Form 10QSB
period 2006-03-31
GOLD RESOURCE CORP
filed 2006-06-28
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

GOLD  RESOURCE  CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	333-129321	84-1473173
(State or other jurisdiction	(Commission	I.R.S. Employer
of incorporation or organization)	File No.)	Identification Number

222 Milwaukee Street, Suite 301, Denver, Colorado  80206
(Address of Principal Executive Offices)  (Zip Code)

Registrant’s telephone number including area code:  (303) 320-7708

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  18,619,852 shares outstanding as of June 14, 2006.

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

GOLD  RESOURCE  CORPORATION

Index

Part I - FINANCIAL INFORMATION

Item 1.	Consolidated Balance Sheet (unaudited) as of March 31, 2006

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2005, and Inception to March 31, 2006

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005, and Inception to March 31, 2006

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

SIGNATURES

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
As of March 31, 2006
 (Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$32,072
Prepaid rent	9,977
Total current assets	42,049

Investment in mineral properties	—
Fixed assets - net	50,302
Other assets	1,469

Total assets	$93,820

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$45,232
Other liabilities - related parties	168,334
Total current liabilities	213,566

Shareholders’ deficit:
Preferred stock - $0.001 par value, 10,000,000 shares authorized:
No shares issued or outstanding	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
18,304,852 shares issued and outstanding	18,305
Additional paid-in capital	4,105,036
Accumulated (deficit) during the exploration stage	(4,241,086)
Other comprehensive income:
Currency translation adjustment	(2,001)
Total shareholders’ deficit	(119,746)

Total liabilities and shareholders’ deficit	$93,820

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006 and 2005,
and for the period from Inception (August 24, 1998) to March 31, 2006
(Unaudited)

			Inception (August 24, 1998) to
	2006	2005	March 31, 2006

Other Revenues:
Interest income	$246	$12	$8,205

Costs and Expenses:
General and administrative	218,684	23,440	647,990
General, administrative - stock compensation expense	—	87,500	587,500
Management contract - U. S. Gold, related party	—	—	752,191
Property acquisition	—	9,716	358,681
Property exploration and evaluation	108,491	21,330	1,891,631
Depreciation	4,050	—	11,298
Total costs and expenses	331,225	141,986	4,249,291

Net (loss)	(330,979)	(141,974)	(4,241,086)

Other comprehensive income:
Currency translation (loss)	(2,140)	—	(2,001)

Net comprehensive (loss)	$(333,119)	$(141,974)	$(4,243,087)

Net (loss) per common share:
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic	18,304,852	14,011,063
Diluted	18,304,852	14,011,063

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2006 and 2005
and for the period from Inception (August 24, 1998) to March 31, 2006
(Unaudited)

			Inception
			(August 24, 1998) to
	2006	2005	March 31, 2006

Cash flows from operating activities:
Net cash (used in) operating activities	$(244,110)	$(64,333)	$(2,810,119)

Cash flows from investing activities:
Capital expenditures	—	—	(61,732)
Net cash (used in) investing activities	—	—	(61,732)

Cash flows from financing activites:
Cash proceeds from sale of stock and exercise of options	—	71,500	2,253,923
Proceeds from debentures - founders	—	—	50,000
Proceeds from notes payable - related parties	100,000	—	100,000
Proceeds from exploration funding agreement - Canyon Resources	—	—	500,000
Net cash provided by financing activities	100,000	71,500	2,903,923

Net increase (decrease) in cash and equivalents	(144,110)	7,167	32,072

Cash and equivalents at beginning of period	176,182	9,560	—

Cash and equivalents at end of period	$32,072	$16,727	$32,072

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1.             Summary of Significant Accounting Policies

Basis of Presentation. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2006, results of operations for the three months ended March 31, 2006 and 2005, and cash flows for the three months ending March 31, 2006 and 2005, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form SB-2.

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company. The Company has not generated any revenues from operations. The consolidated financial statements included herein are expressed in United States dollars, the Company’s functional currency.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned Mexican corporation subsidiaries, Don David Gold S.A. de C.V. and Golden Trump S.A. de C.V. The expenditures of Don David Gold and Golden Trump are generally incurred in Mexican pesos. Significant inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of derivative instruments, and the amortization of discounts on convertible securities arising from warrants and bifurcated derivative instruments. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. As of March 31, 2006, options to purchase 1,640,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

Stock Option Plans. Effective January 1, 2006, the Company implemented SFAS 123(R), “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to January 1, 2006, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company’s stock options granted equaled or exceeded the market price of the underlying common stock on the date of grant.

Foreign Operations. The Company’s present activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company’s investments.

Foreign Currency Translation. The local currency, the Mexican peso, is the functional currency for the Company’s subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of shareholders’ equity.

2.             Going Concern

The Company’s financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. The Company has no source of operating revenue and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $4,241,086.

The Company’s ability to continue as a going concern is contingent upon its ability to raise funds through the sale of equity, joint venture or sale of its assets, and attaining profitable operations. The Company is offering its equity securities for sale pursuant to a registration statement filed with the SEC in an effort to raise funds and address this contingency. See Note 9. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.             Mineral Properties

El Aguila

Effective November 1, 2002, the Company, through its subsidiary, Don David Gold S.A. de C.V., leased a prospective gold/silver property located in the State of Oaxaca, Mexico, designated the “El Aguila” property, from Jose Perez Reynoso, a consultant to the Company. The El Aguila property is an exploration stage property and incorporates approximately 4,685 acres. The lease agreement for El Aguila is subject to a 4% net smelter return royalty to the lessor where production is sold in the form of gold/silver ore and 5% for production sold in concentrate form. The Company has made periodic payments required under the lease which aggregated $160,000 through March 31, 2006. One remaining advance royalty payment of $100,000 is due in October 2006.

Through March 31, 2006, the Company has spent or incurred approximately $1,457,000 in acquisition, exploration and related costs for El Aguila of which approximately $108,000 was spent in 2006.

4.             Property and Equipment

At March 31, 2006, property and equipment consisted of the following:

Trucks and autos	$37,998
Office furniture and equipment	23,602
Subtotal	61,600
Less: accumulated depreciation	(11,298)
Total	$50,302

5.             Income Taxes

The Company and its subsidiaries are subject to income taxes on income arising in, or derived from, the tax jurisdictions in which they operate.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are comprised mainly of net operating loss carry-forwards.

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2006	2005
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(31)
Effect of stock grants	—	(3)
Tax provision	—%	—%

At March 31, 2006, the Company estimates that its tax loss carry forwards are approximately $3,300,000. These net operating loss carry-forwards (“NOL”) are available to offset future taxable income, if any, and expire at various dates through 2025. The principal differences between the accumulated deficit for book purposes and the NOL for income tax purposes relate to the $320,000 payment in shares to U.S. Gold Corporation (“U.S. Gold”) which is deductible for tax purposes when recognized as income by U.S. Gold, and the $587,500 expense for stock grants and stock bonus.

At this time, the Company is unable to determine if it will be able to utilize the potential benefit of the tax loss carry-forward. Accordingly, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

6.             Shareholders’ Deficit

Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one additional share of common stock, par value $.001, was issued for each common share outstanding as of that date. These financial statements reflect the effect of this 100% stock split.

Stock Options. The Company has a non-qualified stock option and stock grant plan under which stock options and stock grants may be granted to key employees, directors and others (the “Plan”). Options to purchase shares under the Plan must be granted at fair value as of the date of the grant. A total of 6,000,000 common shares have been reserved under the Plan.

Effective January 1, 2006, the Company implemented the rules of SFAS 123(R) “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of grants and options under the Company’s stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

During the three months ended March 31, 2006, no stock options were granted or exercised and no stock option expense was recorded by the Company.

The following table summarizes information about outstanding stock options at March 31, 2006:

	Number of common shares	Weighted average exercise price

Outstanding, beginning of year	1,640,000	$0.25
Granted	-0-
Exercised	-0-
Outstanding, March 31, 2006	1,640,000	$0.25

7.             General and Administrative Expenses

General and administrative expense included the following for the three months ended March 31, 2006 and 2005:

	2006	2005

Salaries, consulting fees and benefits	$118,119	$—
Legal and accounting	60,555	11,895
Investor relations	—	320
Travel related	30,866	6,764
Other	9,144	4,461

	$218,684	$23,440

8.             Related Party Transactions, Including Amounts Due to Founders

During the three months ended March 31, 2006, Messrs. William Reid and David Reid each loaned $50,000 to the Company. The loans are non-interest bearing and are due on demand.

In addition, certain salary payments to the executive officers were deferred. At March 31, 2006, the aggregate deferred amount was $68,334.

9.             Subsequent Events

Subsequent to March 31, 2006, additional funds of $120,000 have been received in the form of related party loans from Messrs. William Reid and David Reid.

On May 15, 2006, the SEC declared the Company’s registration statement on Form SB-2 effective, allowing the Company to offer its common stock to the public. The Company is offering 7,000,000 shares of its common stock to investors at a price of $1.00 per share on a “best efforts” basis. The stock can be offered for a period of 120 days from May 15, 2006, unless extended for up to 60 additional days in the Company’s discretion or unless sooner terminated. Subsequent to March 31, 2006, the Company received cash proceeds of $275,000 from the sale of 275,000 shares of common stock pursuant to this registration statement. In addition, the Company received cash proceeds of $10,000 pursuant to the exercise of options to purchase 40,000 shares of common stock.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2006 and compares it to our financial condition at December 31, 2005. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2006 and compares those results to the three month period ended March 31, 2005. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2005, including footnotes, and the discussion and analysis included in our prospectus dated May 15, 2006 filed with the SEC.

On February 21, 2005, we effected a two-for-one split of our outstanding common stock. All of the financial information included in this discussion and in the financial statements appearing in this report has been adjusted to reflect the results of that stock split.

On May 15, 2006, the SEC declared our SB-2 registration statement effective. Under this effective registration statement, we are offering 7,000,000 shares of our common stock at $1.00 per share on a “best efforts” basis. There is no minimum number of shares that must be sold in the offering and any proceeds from sale of the common stock will be immediately deposited in our bank account and available for all valid corporate purposes. The shares will be offered for a period of 120 days from May 15, 2006 unless that period is extended for up to 60 additional days in our discretion or unless the offering is terminated sooner. Please see the Final Prospectus at www.sec.gov. We are also seeking to identify a broker-dealer willing to apply to the NASD to list our common stock for trading on the OTCBB.

Plan of Operation

Introduction.   Our plan of operation is to continue exploration of the El Aguila property until we discover sufficient mineralization to justify placing the property into production or alternatively, determine to abandon the lease. We also intend to undertake exploration of the El Rey property, a property that is in an earlier stage of exploration. Our ultimate objective is to become a producer of gold and other precious metals. We are unable at this time to predict when, if ever, that objective will be achieved.

Exploration.  Exploration carried out by us to date at the El Aguila project has included 106 drill holes totaling approximately 22,000 feet. The results so far suggest the presence of mineralized material in sufficient grade and quantity to justify continued exploration.

We have budgeted $4 million of the maximum offering of $7 million for continued exploration of the El Aguila property. This will include geologic mapping and sampling, geochemical and geophysical surveys and additional core drilling. Since the offering is being conducted on a best efforts basis and without the assistance of an underwriter, there is no assurance that we will sell any or all of the shares we are offering. Our future exploration efforts are dependent to a large degree on the success of our offering, since that is our only current source of capital. Our exploration budget may be reduced if we are not successful in selling all of the shares we are offering.

If we identify sufficient mineralization during our exploration program, we would conduct a feasibility study. A feasibility study is designed to determine the economic feasibility of placing the property into production and producing gold and silver. It would analyze the estimated quantity and quality of the mineralization discovered during the exploration stage, present estimates of the cost of mining and processing the material and compare the estimated sales price of the finished product. We expect that this study would be conducted by one or more independent engineering firms on our behalf, for which we have budgeted $1 million. If the results of the feasibility study are positive, and assuming the availability of necessary capital, a decision will be made to place the property into production. The timing of any production would be primarily a function of the timing of acceptable exploration results and the timing of required regulatory permits.

In addition to our efforts at the El Aguila project, we will begin limited exploration at our El Rey property. The program will be staged, whereby limited funds will be initially spent to evaluate the property with increasing amounts spent if the results are positive.

If we are unable to sell the maximum amount of shares in the offering, we may be forced to postpone or reduce our plans to explore one or both properties. We may also look for joint venture partners if that seems advantageous to the Company.

Capital Investment.   In addition to expenses of exploration, we also anticipate making infrastructure improvements at the El Aguila project. Foremost among these is the construction of a better road to the proposed mill site and camp improvements for which we have budgeted $1 million. As our exploration program continues, we will determine whether and when it is expedient to commence construction of this road and other necessary improvements to continue our activities. If we determine that these infrastructure improvements are not necessary or appropriate based on the results of our exploration, we will devote the proceeds to additional exploration or property acquisition.

If a decision is made to commence mining, we would incur significant capital costs in construction of a mill and acquisition of necessary equipment. At present, we do believe the proceeds from our public offering will be sufficient to fund these capital requirements and anticipate obtaining such funding through additional equity financing, although we have no specific plans at this time. Only after a mine and a mill are constructed and operational could we expect any revenue.

At some time in the future, we may also investigate the acquisition of additional properties. This decision will be made on the basis of the results of our exploration of the El Aguila and El Rey properties, and the availability and cost of other prospects.

Corporate Overhead.   Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and consulting fees, rent, travel and professional fees. We currently estimate these expenses at $55,000 per month, based on existing commitments and expectations. We expect these expenses will be paid from the proceeds of the public offering and future equity offerings, if necessary, until such time, if ever, we are successful in placing one or more of our properties in production.

Liquidity and Capital Resources

As of March 31, 2006, we had a working capital deficit of $171,517 comprised of current assets of $42,049 and current liabilities of $213,566.  This represents a decrease from the working capital balance of $157,522 at fiscal year end December 31, 2005. We expect the proceeds from the sale of our common stock in the public offering will improve our working capital position in the future.

During the quarter ended March 31, 2006, we exhausted our remaining cash balances and were relying on loans from our officers to fund continuing operations. The most significant of our future expenses include (i) $100,000 in advance royalties to the lessor of the El Aguila property, due in October 2006; (ii) the amount of $34,000 per month for our officers’ salaries; (iii) approximately $10,000 per month in fees to our consultants; and (iv) legal and accounting fees associated with our status as a public traded company. We expect the proceeds from the public offering to fund these expenses.

In the event we are unable to raise sufficient funding from the sale of our common stock, our officers have agreed to defer all or a part of their salary or advance additional funds to us until such time as we receive additional funding. However, these loans are temporary and any loans which they make and any salary which they defer does not obligate them to provide us any specific amount of financing. As of June 14, 2006, the officers had advanced us a total of $220,000 in non-interest bearing loans to supplement working capital. These loans are due on demand. If not paid on demand, they will bear interest at the rate of 10% per annum. These advances were used to pay some expenses of our stock offering and exploration of our El Aguila project, including geologic mapping and sampling. We will investigate another private placement of our equity securities to continue our exploration efforts and satisfy our ongoing obligations if our offering is not successful. Since we do not believe that we are a candidate for conventional debt financing, we may be forced to postpone or curtail our exploration efforts, including consulting fees, until we can obtain equity financing.

The report of our independent accountants on our financial statements at December 31, 2005 contains a qualification about our ability to continue as a going concern. This qualification is based on our lack of operating revenue and limited working capital, among other things. We remain dependent on receipt of capital from outside sources, and ultimately, generating revenue from operations, to continue as a going concern.

Due to our lack of proved or probable reserves at this time, all of our investment in mining properties has been expensed, and does not appear as an asset on our balance sheet. During the first quarter of 2006, we spent $108,491 on acquisition, exploration and evaluation expenses. This compares to $31,046 for 2005. From inception to March 31, 2006, we have spent $2,250,312 on the acquisition and exploration of our properties.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through March 31, 2006, we received $4,123,341 in cash, services and other consideration through issuance of our common stock in private transactions. Since we have not generated any cash from operations, we have been forced to rely on sale of equity to fund all of our capital needs.

Net cash used in operating activities was $244,110 during the first three months of 2006, compared to $61,833 during the first three months of 2005. As more fully explained in preceding paragraphs, we are ramping up exploration of the El Aguila property. In addition, cash spent on general and administrative expenses increased during the first quarter of 2006 compared to the first quarter of 2005, primarily related to costs of our common stock offering.

Results of Operations — Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

We are considered an exploration stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change.

For the three months ended March 31, 2006, we recorded a net loss of $(330,979), or $(0.02) per share, compared to a loss for the corresponding period of 2005 of $(141,974) or $(.01) per share. In neither period did we report any revenue except interest income. As more fully explained in preceding paragraphs, we are increasing exploration of the El Aguila property. Since we have not identified any mineral “reserves” on our property (as such reserves are defined by SEC rule), all of our exploration costs are currently expensed, contributing to the increased loss in the first quarter of 2006 compared to the same period in 2005. General and administrative expenses also increased in 2006 compared to the prior year. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

General and administrative expense increased to $218,684 for the three months ended March 31, 2006 compared to $23,440 during the same period of 2005. The increase of $195,244 primarily reflects approximately $118,000 of higher salaries, $48,000 in increased legal and accounting fees associated with our registration statement, and $24,000 related to increased travel. Included in the increase are salaries of $68,334 which were accrued and unpaid as of March 31, 2006.

Mineral property costs, including acquisition and exploration costs, increased $77,445 from $31,046 in 2005 to $108,491 in 2006. The increase is consistent with our increased level of activity at the El Aguila project.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•      statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

•      statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our prospectus dated May 15, 2006, other reports filed with the SEC and the following:

•                  The worldwide economic situation;

•                  Volatility in the price of precious metals;

•                  Any change in interest rates or inflation;

•                  The willingness and ability of third parties to honor their contractual commitments;

•                  Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;

•                  Our costs of production;

•                  Environmental and other regulations, as the same presently exist and may hereafter be amended;

•                  Our ability to identify, finance and integrate other acquisitions; and

•                  Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3. Controls and Procedures

(a)  We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2006, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to: (i) ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls. There were no significant changes in the Company’s internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(b)           Our registration statement on Form SB-2, file number 333-129321, was declared effective by the SEC on May 15, 2006. Pursuant to this registration statement, we registered 7,000,000 shares of our common stock for sale by us and 8,910,707 shares of common stock for sale by certain selling shareholders. The shares will be offered by us at a price of $1.00 per share and by the selling shareholders at a price of $1.00 per share until such time as our shares are quoted on the OTC Bulletin Board, following which the shares may be offered by the selling shareholders at prevailing market prices. No sales of the common stock were made during the period ended March 31, 2006, since the registration statement had not yet been declared effective. Information regarding sales of our commons stock, expenses of the offering, the application of proceeds from the offering and other information required by this item will be reported in future reports filed by us with the SEC.

Item 6. Exhibits.

a.  Exhibits

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32                                    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

/s/ William W. Reid
Dated: June 27, 2006	By: William W. Reid,
President and Principal Executive Officer

/s/ Frank L. Jennings
Dated: June 27, 2006	By: Frank L. Jennings,
Principal Financial Officer