Form 10QSB/A
period 2006-03-31
GOLD RESOURCE CORP
filed 2006-06-29
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

If a decision is made to commence mining, we would incur significant capital costs in construction of a mill and acquisition of necessary equipment. At present, we do not believe the proceeds from our public offering will be sufficient to fund these capital requirements and anticipate obtaining such funding through additional equity financing, although we have no specific plans at this time. Only after a mine and a mill are constructed and operational could we expect any revenue.

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