Form 10QSB
period 2006-06-30
GOLD RESOURCE CORP
filed 2006-08-14
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 2006

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____  to  _____

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

_____________________________________________________________
Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ ]      No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,824,852 shares outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format: Yes [ ]      No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [ X ]

GOLD RESOURCE CORPORATION

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
as of June 30, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$286,462
Prepaid rent	4,977
Total current assets	291,439

Investment in mineral properties	-
Fixed assets - net	46,251
Other assets	1,469

Total assets	$339,159

LIABILITIES AND SHAREHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$62,926
Other liabilities - related parties	356,668
Total current liabilities	419,594

Shareholders' (deficit:)
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-
Common stock - $0.001 par value, 60,000,000 shares authorized:
18,824,852 shares issued and outstanding	18,825
Additional paid-in capital	4,735,865
Accumulated (deficit) during the exploration stage	(4,834,275)
Other comprehensive income:
Currency translation adjustment	(850)
Total shareholders' (deficit)	(80,435)

Total liabilities and shareholders' (deficit)	$339,159

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2006 and 2005
(Unaudited)

	2006	2005

Other Revenues:
Interest income	$595	$51

Costs and Expenses:
General and administrative	245,787	16,697
Stock Based Compensation
Stock awards	100,000	-
Grant of stock options	141,350	-
Property acquisition	-	7,029
Property exploration and evaluation	102,597	51,069
Depreciation	4,050	-
Total costs and expenses	593,784	74,795

Net (loss)	(593,189)	(74,744)

Other comprehensive income:
Currency translation gain	1,151	246

Net comprehensive (loss)	$(592,038)	$(74,498)

Net (loss) per common share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	18,480,074	14,758,502

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended June 30, 2006 and 2005,
and for the period from Inception (August 24, 1998) to June 30, 2006
(Unaudited)

			Inception
			(August 24, 1998) to
	2006	2005	June 30, 2006

Other Revenues:
Interest income	$841	$63	$8,800

Costs and Expenses:
General and administrative	464,471	40,137	893,777
Stock Based Compensation
Stock awards	100,000	87,500	687,500
Grant of stock options	141,350	-	141,350
Management contract - U. S. Gold, related party	-	-	752,191
Property acquisition	-	16,745	358,681
Property exploration and evaluation	211,088	72,399	1,994,228
Depreciation	8,100	-	15,348
Total costs and expenses	925,009	216,781	4,843,075

Net (loss)	(924,168)	(216,718)	(4,834,275)

Other comprehensive income:
Currency translation gain (loss)	(989)	246	(850)

Net comprehensive (loss)	$(925,157)	$(216,472)	$(4,835,125)

Net (loss) per common share:
Basic and diluted	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	18,392,463	14,304,063

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2006 and 2005,
and for the period from Inception (August 24, 1998) to June 30, 2006
(Unaudited)

			Inception
			(August 24, 1998) to
	2006	2005	June 30, 2006

Cash flows from operating activities:
Net cash (used in) operating activities	$(499,720)	$(210,248)	$(3,065,729)

Cash flows from investing activities:
Capital expenditures	-	-	(61,732)
Net cash (used in) investing activities	-	-	(61,732)

Cash flows from financing activities:
Cash proceeds from sale of stock and exercise of options	390,000	207,500	2,643,923
Proceeds from debentures - founders	-	-	50,000
Proceeds from notes payable - related parties	220,000	-	220,000
Proceeds from exploration funding agreement - Canyon Resources	-	-	500,000
Net cash provided by financing activities	610,000	207,500	3,413,923

Net increase (decrease) in cash and equivalents	110,280	(2,748)	286,462

Cash and equivalents at beginning of period	176,182	9,560	-

Cash and equivalents at end of period	$286,462	$6,812	$286,462

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2006, results of operations for the three months and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form SB-2.

Gold Resource Corporation (the "Company") was organized under the laws of the State of Colorado on August 24, 1998. The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company. The Company has not generated any revenues from operations. The consolidated financial statements included herein are expressed in United States dollars, the Company's functional currency.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned Mexican corporate subsidiaries, Don David Gold S.A. de C.V. and Golden Trump S.A. de C.V. The expenditures of Don David Gold and Golden Trump are generally incurred in Mexican pesos. Significant inter-company accounts and transactions have been eliminated.

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

Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. As of June 30, 2006, options to purchase 2,700,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

Stock Option Plans. Effective January 1, 2006, the Company implemented SFAS 123(R), “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company's stock option plans determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to January 1, 2006, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the stock options granted by the Company equaled or exceeded the market price of the underlying common stock on the date of grant.

Foreign Operations. The Company's present activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

Foreign Currency Translation. The local currency, the Mexican peso, is the functional currency for the Company's subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of shareholders' equity.

2.     Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. The Company has no source of operating revenue and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $4,834,275.

The Company's ability to continue as a going concern is contingent upon its ability to raise funds through the sale of equity, joint venture or sale of its assets, and attaining profitable operations. The Company is offering its equity securities for sale pursuant to a registration statement filed with the SEC in an effort to raise funds and address this contingency. (See Note 6). The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.     Mineral Properties

El Aguila. Effective November 1, 2002, the Company, through its subsidiary, Don David Gold S.A. de C.V., leased a prospective gold/silver property located in the State of Oaxaca, Mexico, designated the "El Aguila" property, from Jose Perez Reynoso, a consultant to the Company. The El Aguila property is an exploration stage property and incorporates approximately 4,685 acres. The lease agreement for El Aguila

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

is subject to a 4% net smelter return royalty to the lessor where production is sold in the form of gold/silver ore and 5% for production sold in concentrate form. The Company has made periodic payments required under the lease which aggregated $160,000 through June 30, 2006. One remaining advance royalty payment of $100,000 is due in October 2006.

Through June 30, 2006, the Company has spent or incurred approximately $1,560,000 in acquisition, exploration and related costs for El Aguila of which approximately $211,000 was spent in 2006.

4.     Property and Equipment

At June 30, 2006, property and equipment consisted of the following:

Trucks and autos	$37,998
Office furniture and equipment	23,602
Subtotal	61,600

Less: accumulated depreciation	(15,349)
Total	$46,251

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

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2006	2005
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(34)	(31)
Effect of stock grants	-	(3)
Tax provision	-%	-%

At June 30, 2006, the Company estimates that its tax loss carry forwards are approximately $3,300,000. These net operating loss carry-forwards (“NOL”) are available to offset future taxable income, if any, and expire at various dates through 2025. The principal difference between the accumulated deficit for book purposes and the NOL for income tax purposes relates to stock compensation expense which is not deductible for tax purposes.

At this time, the Company is unable to determine if it will be able to utilize the potential benefit of the tax loss carry-forward. Accordingly, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

6.     Shareholders’ Deficit

Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one share of common stock, par value $.001, was issued for each share outstanding as of that date. These financial statements reflect the effect of this 100% stock split.

On May 15, 2006, the SEC declared the Company's registration statement on Form SB-2 effective, allowing the Company to offer its common stock to the public. The Company is offering 7,000,000 shares of its common stock to investors at a price of $1.00 per share on a "best efforts" basis. The stock can be offered for a period of 120 days from May 15, 2006, unless extended for up to 60 additional days in the Company's discretion or unless sooner terminated. Through June 30, 2006, the Company received cash proceeds of $380,000 from the sale of 380,000 shares of common stock pursuant to this registration statement. In addition, the Company received cash proceeds of $10,000 pursuant to the exercise of options to purchase 40,000 shares of common stock. The Company also issued 100,000 restricted shares of common stock to a director as partial consideration for his service on the Board of Directors.

Stock Options. The Company has a non-qualified stock option and stock grant plan under which stock options and stock grants may be granted to key employees, directors and others (the "Plan"). Options to purchase shares under the Plan must be granted at fair value as of the date of the grant. A total of 6,000,000 shares of common stock have been reserved under the Plan.

Effective January 1, 2006, the Company implemented the rules of SFAS 123(R), “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of grants and options under the Company's stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

During the six months ended June 30, 2006, stock options were granted to purchase 1,100,000 shares of common stock at an exercise price of $1.00. The Company recorded stock option compensation expense of $141,350 based upon the minimum value method using the following assumptions: expected life of 2.75 years, stock price and fair market value on date of grant of $1.00, dividend yield of 0%, and interest rate of 5%.

The following table summarizes information about outstanding stock options at June 30, 2006:

	Number of shares	Weighted average exercise price

Outstanding, beginning of year	1,640,000	$0.25
Granted	1,100,000	$1.00
Exercised	(40,000)	$0.25
Outstanding, June 30, 2006	2,700,000	$0.56

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

7.     General and Administrative Expenses

General and administrative expense included the following for the six months ended June 30, 2006 and 2005:

	2006	2005

Salaries, consulting fees and benefits	$244,846	$-
Legal and accounting	112,366	14,495
Investor relations	18,280	3,788
Travel related	52,991	7,341
Other	35,988	14,513

	$464,471	$40,137

8.     Related Party Transactions, Including Amounts Due to Founders

During the six months ended June 30, 2006, Messrs. William Reid and David Reid each loaned $110,000 to the Company. The loans are non-interest bearing and are due on demand.

In addition, certain salary payments to the executive officers were deferred. At June 30, 2006, the aggregate deferred amount was $136,668.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at June 30, 2006 and compares it to our financial condition at December 31, 2005. Finally, the discussion summarizes the results of our operations for the three months and six months ended June 30, 2006 and compares those results to the corresponding periods ended June 30, 2005. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2005, including footnotes, and the discussion and analysis included in our prospectus dated May 15, 2006 filed with the SEC.

On February 21, 2005, we effected a two-for-one split of our outstanding common stock. All of the financial information included in this discussion and in the financial statements appearing in this report has been adjusted to reflect the results of that stock split.

On May 15, 2006, the SEC declared our SB-2 registration statement effective. Under this effective registration statement, we are offering 7,000,000 shares of our common stock at $1.00 per share on a "best efforts" basis. There is no minimum number of shares that must be sold in the offering and any proceeds from sale of the common stock will be immediately deposited in our bank account and available for all valid corporate purposes. The shares will be offered for a period of 120 days from May 15, 2006 unless that period is extended for up to 60 additional days in our discretion or unless the offering is terminated sooner. Please see the final prospectus at www.sec.gov . We have identified a broker-dealer who has applied to the NASD to list our common stock for trading on the OTCBB.

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

If we are unable to sell the maximum amount of shares in the offering, we may be forced to postpone or reduce our efforts to explore one or both properties. We may also look for joint venture partners if that seems advantageous to the Company.

Capital Investment. In addition to expenses of exploration, we also anticipate making infrastructure improvements at the El Aguila project. Foremost among these is the construction of an improved road to the proposed mill site and camp improvements for which we have budgeted $1 million. As our exploration program continues, we will determine whether and when it is expedient to commence construction of this road and other necessary improvements to continue our activities. If we determine that these infrastructure improvements are not necessary or appropriate based on the results of our exploration, we will devote the proceeds to additional exploration or property acquisition.

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

Liquidity and Capital Resources

As of June 30, 2006, we had a working capital deficit of $128,155 comprised of current assets of $291,439 and current liabilities of $419,594. This represents a decrease of $285,707 from the working capital balance of $157,552 at fiscal year end December 31, 2005. We expect any proceeds from the sale of our common stock in the public offering will improve our working capital position in the future.

We further expect any proceeds from the public offering to fund our operating expenses. The most significant of our future expenses include (i) $100,000 in advance royalties to the lessor of the El Aguila property, due in October 2006; (ii) the amount of $34,000 per month for our officers' salaries; (iii) approximately $10,000 per month in fees to our consultants; and (iv) legal and accounting fees associated with our status as a public traded company.

In the event we are unable to raise sufficient funding from the sale of our common stock, our officers have agreed to defer all or a part of their salary or advance additional funds to us until such time as we receive additional funding. However, these loans are temporary and any loans which they make and any salary which they defer does not obligate them to provide us any specific amount of financing. As of August 7, 2006, the officers had advanced us a total of $220,000 in non-interest bearing loans to supplement working capital. These loans are due on demand. If not paid on demand, they will bear interest at the rate of 10% per annum. These advances were used to pay some expenses of our stock offering and exploration of our El Aguila project, including geologic mapping and sampling. We will investigate another private placement of our equity securities to continue our exploration efforts and satisfy our ongoing obligations if our public offering is not successful. Since we do not believe that we are a candidate for conventional debt financing, we may be forced to postpone or curtail our exploration efforts, including consulting fees, until we can obtain equity financing.

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

Due to our lack of proved or probable reserves at this time, all of our investment in mining properties has been expensed, and does not appear as an asset on our balance sheet. During the first six months of 2006, we spent $211,088 on acquisition, exploration and evaluation expenses. This compares to $89,144 for the comparable period in 2005. From inception to June 30, 2006, we have spent $2,352,909 on the acquisition and exploration of our properties.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through June 30, 2006, we received $4,374,690 in cash, services and other consideration through issuance of our common stock in private transactions and $380,000 from the sale of stock in our public offering. Since we have not generated any cash from operations, we have been forced to rely on sale of equity to fund all of our capital needs.

Net cash used in operating activities was $499,720 during the first six months of 2006, compared to $210,248 during the first six months of 2005. As more fully explained in preceding paragraphs, we intend to ramp up exploration of the El Aguila property if we receive sufficient proceeds from the public offering. In addition, cash spent on general and administrative expenses increased during 2006 compared to 2005, primarily related to costs of our common stock offering and salaries.

Results of Operations - Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

We are considered an exploration stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when that situation will change.

For the three months ended June 30, 2006, we recorded a net loss of $(593,189), or $(0.03) per share, compared to a loss for the corresponding period of 2005 of $(74,744) or $(.01) per share. In neither period did we report any revenue except interest income. Our exploration efforts for the first six months of 2006 increased from the comparable period of 2005. Since we have not identified any proved or probable mineral reserves on our property, all of our exploration costs are currently expensed, contributing to the increased loss in 2006 compared to 2005. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

General and administrative expense increased to $245,787 for the three months ended June 30, 2006 compared to $16,697 during the same period of 2005. The increase of $229,090 primarily reflects approximately $127,000 of salaries, $49,000 in increased legal and accounting fees associated with our registration statement and $21,000 related to increased travel. Included in the increase are salaries of $68,334 which were accrued and unpaid as of June 30, 2006.

We also incurred some stock compensation costs in 2006. We issued 100,000 restricted shares of common stock to a director as partial compensation for his service to the Board of Directors. In the same period, we valued these shares at $1.00 per share and recorded an expense of $100,000. We granted options to purchase 1,100,000 shares of common stock at an exercise price of $1.00 per share. We used an option pricing model to value these options at $141,350 and recorded an expense of $141,350 during the second quarter of 2006.

Mineral property costs, including acquisition and exploration costs, increased $44,499 from $58,098 in 2005 to $102,597 in 2006. The increase is consistent with our increased level of activity at the El Aguila project.

Results of Operations - Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

For the six months ended June 30, 2006, we recorded a net loss of $(924,168), or $(0.05) per share, compared to a loss for the corresponding period of 2005 of $(216,472) or $(.02) per share. In neither period did we report any revenue except interest income.

General and administrative expense increased to $464,471 for the six months ended June 30, 2006 compared to $40,137 during the same period of 2005. The increase of $424,334 primarily reflects approximately $245,000 of salaries, $98,000 in increased legal and accounting fees associated with our registration statement and $46,000 related to increased travel. Included in the increase are salaries of $136,668 which were accrued and unpaid as of June 30, 2006.

Mineral property costs, including acquisition and exploration costs, increased $121,944 from $89,144 in 2005 to $211,088 in 2006. The increase is consistent with our increased level of activity at the El Aguila project.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

-
statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

-	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 3.     Controls and Procedures

(a)
We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2006, under the supervision and with the participation of our Principal

Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to: (i) ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls. There were no significant changes in the Company's internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) During the period covered by this report, we issued 100,000 shares of our common stock and options to purchase another 1,100,000 shares of common stock in transactions that were not registered under the Securities Act of 1933, as amended (the "1933 Act"). On May 30, 2006, we issued 100,000 shares of common stock and options to purchase another 500,000 shares of common stock to an individual appointed to serve on our Board of Directors. On the same date, we issued an option to purchase 600,000 shares of our common stock to an employee of our Company. Each of the options is exercisable at a price of $1.00 per share for a period of 10 years from the date of grant. The stock was issued for services valued at $100,000 for purposes of the transaction, based on the offering price of our stock in an ongoing public offering. The options were valued at a total of $141,350 based on an estimate of the value of the services provided by the individuals derived from the Black-Scholes pricing model applicable to such options.

In each transaction, we relied on the exemption from registration provided by Section 4(2) of the 1933 Act. Each of the individual recipients of the grants had access to the type of information regarding our company that would have been provided in a registration statement. Each individual was able to fend for himself in the transaction.

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

During the period ended June 30, 2006, we sold 380,000 shares of common stock under the registration statement for gross proceeds of $380,000. At June 30, 2006, we have spent $93,538 of the proceeds on a combination of exploration activities and general and administrative expenses.

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

GOLD RESOURCE CORPORATION

Date: August 14, 2006	By:	/s/ William W. Reid
William W. Reid
President and Principal Executive Officer

Date: August 14, 2006	By:	/s/ Frank L. Jennings
Frank L. Jennings
Principal Financial Officer