Form 10QSB
period 2006-09-30
GOLD RESOURCE CORP
filed 2006-11-14
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ______ to  ______

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
Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,504,852 shares of common stock outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format: Yes _____ No   X

GOLD RESOURCE CORPORATION

Index

Part I - FINANCIAL INFORMATION		Page

Item 1.	Consolidated Balance Sheet (unaudited) as of September 30, 2006	3

	Consolidated Statements of Operations (unaudited) for the
	three months ended September 30, 2006 and 2005	4

	Consolidated Statements of Operations (unaudited) for the
	nine months ended September 30, 2006 and 2005, and Inception to
	September 30, 2006	5

	Consolidated Statements of Cash Flows (unaudited) for the
	nine months ended September 30, 2006 and 2005, and Inception to
	September 30, 2006	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	13

Item 3.	Controls and Procedures	18

Part II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

SIGNATURES		19

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
as of September 30, 2006
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,298,609
Total current assets	3,298,609

Investment in mineral properties	-
Fixed assets - net	42,201
Other assets	1,469

Total assets	$3,342,279

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$15,519
Accrued stock compensation	275,000
Total current liabilities	290,519

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-
Common stock - $0.001 par value, 60,000,000 shares authorized:
23,044,852 shares issued and outstanding	23,045
Additional paid-in capital	8,702,846
Accumulated (deficit) during the exploration stage	(5,673,478)
Other comprehensive income:
Currency translation adjustment	(653)
Total shareholders' equity	3,051,760

Total liabilities and shareholders' equity	$3,342,279

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2006 and 2005
(Unaudited)

	2006	2005

Other Revenues:
Interest income	$7,113	$3,248

Costs and Expenses:
General and administrative	316,619	63,005
Stock Based Compensation - general and administrative
Stock awards	275,000	-
Property acquisition	100,000	79,051
Property exploration and evaluation	150,647	321,384
Depreciation	4,050	3,917
Total costs and expenses	846,316	467,357

Net (loss)	(839,203)	(464,109)

Other comprehensive income:
Currency translation gain (loss)	197	(81)

Net comprehensive (loss)	$(839,006)	$(464,190)

Net (loss) per common share:
Basic and Diluted	$(0.04)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	19,597,963	16,547,781

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2006 and 2005,
and for the period from Inception (August 24, 1998) to September 30, 2006
(Unaudited)

			Inception
			(August 24, 1998) to
	2006	2005	September 30, 2006

Other Revenues:
Interest income	$7,954	$3,311	$15,913

Costs and Expenses:
General and administrative	781,090	103,142	1,210,396
Stock Based Compensation - general and administrative
Stock awards	375,000	87,500	962,500
Grant of stock options	141,350	-	141,350
Management contract - U. S. Gold, related party	-	-	752,191
Property acquisition	100,000	95,796	458,681
Property exploration and evaluation	361,735	393,783	2,144,875
Depreciation	12,150	3,917	19,398
Total costs and expenses	1,771,325	684,138	5,689,391

Net (loss)	(1,763,371)	(680,827)	(5,673,478)

Other comprehensive income:
Currency translation gain (loss)	(792)	165	(653)

Net comprehensive (loss)	$(1,764,163)	$(680,662)	$(5,674,131)

Net (loss) per common share:
Basic and Diluted	$(0.09)	$(0.04)

Weighted average shares outstanding:
Basic and Diluted	18,794,296	15,425,922

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2006 and 2005,
and for the period from Inception (August 24, 1998) to September 30, 2006
(Unaudited)

			Inception
			(August 24, 1998) to
	2006	2005	September 30, 2006

Cash flows from operating activities:
Net cash (used in) operating activities	$(1,238,773)	$(654,203)	$(3,804,782)

Cash flows from investing activities:
Capital expenditures	-	(39,271)	(61,732)
Net cash (used in) investing activities	-	(39,271)	(61,732)

Cash flows from financing activities:
Cash proceeds from sale of stock and exercise of options	4,361,200	1,422,500	6,615,123
Proceeds from debentures - founders	-	-	50,000
Proceeds from exploration funding agreement - Canyon Resources	-	-	500,000
Net cash provided by financing activities	4,361,200	1,422,500	7,165,123

Net increase in cash and equivalents	3,122,427	729,026	3,298,609

Cash and equivalents at beginning of period	176,182	9,560	-

Cash and equivalents at end of period	$3,298,609	$738,586	$3,298,609

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.     Summary of Significant Accounting Policies

Basis of Presentation. The interim consolidated financial statements included herein have been prepared by Gold Resource Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of September 30, 2006, results of operations for the three months and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s prospectus dated May 15, 2006.

The Company was organized under the laws of the State of Colorado on August 24, 1998. The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company. The Company has not generated any revenues from operations. The consolidated financial statements included herein are expressed in United States dollars, the Company's functional currency.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. As of September 30, 2006, options to purchase 2,700,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

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

Foreign Operations. The Company's present exploration activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

Foreign Currency Translation. The local currency, the Mexican peso, is the functional currency for the Company's subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of shareholders' equity.

2.     Going Concern

The Company's financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. The Company has no source of operating revenue and has financed operations through the sale and exchange of equity. The Company has incurred losses since its inception aggregating $5,673,478.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The Company's ability to continue as a going concern is contingent upon its ability to raise funds through the sale of equity, joint venture or sale of its assets, and attaining profitable operations. The Company sold 4,600,000 shares of common stock in a public offering under a Form SB-2 that was declared effective on May 15, 2006. The Company received cash proceeds of $4,351,200 (net of finders' fees of $248,800). Additional funds will be necessary in the future. The financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

3.     Mineral Properties

El Aguila. Effective November 1, 2002, the Company, through its subsidiary, Don David Gold S.A. de C.V., leased a prospective gold/silver property located in the State of Oaxaca, Mexico, designated the "El Aguila" property, from Jose Perez Reynoso, a consultant to the Company. The El Aguila property is an exploration stage property and incorporates approximately 4,685 acres. The lease agreement for El Aguila is subject to a 4% net smelter return royalty to the lessor where production is sold in the form of gold/silver ore and 5% for production sold in concentrate form. The Company has made periodic payments, in prior years, required under the lease which aggregated $260,000 through September 30, 2006. The final advance royalty payment of $100,000 was paid in September 2006.

Through September 30, 2006, the Company has spent or incurred approximately $1,811,000 in acquisition, exploration and related costs for El Aguila of which approximately $462,000 was spent in 2006.

4.     Property and Equipment

At September 30, 2006, property and equipment consisted of the following:

Trucks and autos Office furniture and equipment Subtotal	$37,998 23,602 61,600
Less: accumulated depreciation	(19,399)
Total	$42,201

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2006	2005
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(24)	(31)
Effect of stock grants	(10)	(3)
Tax provision	-%	-%

At September 30, 2006, the Company estimates that its tax loss carry-forwards are approximately $3,808,000. These net operating loss carry-forwards (“NOL”) are available to offset future taxable income, if any, and expire at various dates through 2025. The principal difference between the accumulated deficit for book purposes and the NOL for income tax purposes relates to stock compensation expense which is not deductible for tax purposes.

At this time, the Company is unable to determine if it will be able to utilize the potential benefit of the tax loss carry-forward. Accordingly, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

6.     Shareholders’ Equity

Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one share of common stock, par value $.001, was issued for each share outstanding as of that date. These financial statements reflect the effect of this 100% stock split.

During the nine months ended September 30, 2006, the Company sold 4,600,000 shares of common stock in a public offering under a Form SB-2 registration statement that was declared effective by the Securities and Exchange Commission ("SEC") on May 15, 2006. The Company received cash proceeds of $4,351,200 (net of finders' fees of $248,800).

In addition to the sale of stock in its public offering, the Company issued shares of common stock in the following transactions during the nine months ended September 30, 2006. Cash proceeds of $10,000 were received pursuant to the exercise of options to purchase 40,000 shares of common stock. The Company also issued 100,000 restricted shares of common stock to a director, valued at $100,000, as partial consideration for his service on the Board of Directors.

During the nine months ended September 30, 2006, the Company agreed to issue 250,000 shares of restricted common stock in exchange for investor relations services  These shares were valued at $1.10 per share and a charge of $275,000 was recorded during the third quarter.  These shares were issued subsequent to September 30, 2006.

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
September 30, 2006
(Unaudited)

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

During the nine months ended September 30, 2006, stock options were granted to purchase 1,100,000 shares of common stock at an exercise price of $1.00. The Company recorded stock option compensation expense of $141,350 based upon the minimum value method using the following assumptions: expected life of 2.75 years, stock price and fair market value on date of grant of $1.00, dividend yield of 0%, and interest rate of 5%.

The following table summarizes information about outstanding stock options at September 30, 2006:

	Number of shares	Weighted average exercise price

Outstanding, beginning of year	1,640,000	$0.25
Granted	1,100,000	$1.00
Exercised	(40,000)	$0.25
Outstanding, September 30, 2006	2,700,000	$0.56

7.     General and Administrative Expenses

General and administrative expense included the following for the nine months ended September 30, 2006 and 2005:

	2006	2005

Salaries, consulting fees and benefits	$374,094	$19,200
Legal and accounting	151,407	28,586
Investor relations	95,001	3,788
Travel related	83,202	15,356
Other	77,386	36,212
	$781,090	$103,142

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

8.    Related Party Transactions

During the nine months ended September 30, 2006, Messrs. William Reid and David Reid each loaned $160,000 to the Company. The loans were non-interest bearing and were due on demand. These loans were paid in full in September, 2006.

9.    Subsequent Events

Subsequent to September 30, 2006, the Company entered into agreements with various consulting firms to provide investor relations services in exchange for a combination of cash and shares of the Company’s common stock. These agreements are for various periods of time up to one year and provide for the issuance of up to 120,000 shares of restricted common stock and the issuance of up to 100,000 options to purchase common stock for an exercise price of $1.00.  As of the date this report was filed, 10,000 of these shares had been issued.

Also subsequent to September 30, 2006, the Company issued 200,000 shares of common stock pursuant to the exercise of stock options, and received cash proceeds of $50,000.  The Company also issued 250,000 shares of restricted common stock pursuant to the investor relations services contract described in footnote 6.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2006 and compares it to our financial condition at December 31, 2005. Finally, the discussion summarizes the results of our operations for the three months and nine months ended September 30, 2006 and compares those results to the corresponding periods ended September 30, 2005. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2005, including footnotes, and the discussion and analysis included in our prospectus dated May 15, 2006 filed with the SEC.

On February 21, 2005, we effected a two-for-one split of our outstanding common stock. All of the financial information included in this discussion and in the financial statements appearing in this report has been adjusted to reflect the results of that stock split.

On August 17, 2006, we completed what we believe to be our successful initial public offering. We sold a total of 4,600,000 shares of common stock for a price of $1.00 per share for total proceeds of $4,351,200, net of offering costs. Please see the final prospectus at www.sec.gov. Effective September 14, 2006, our common stock began trading on the Over the Counter Bulletin Board (OTCBB) under the symbol “GORO”.

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

Exploration. Exploration carried out by us to date at the El Aguila project has included 106 drill holes totaling approximately 22,000 feet. The results so far suggest the presence of mineralized material in sufficient grade and quantity to justify continued exploration. A more detailed summary of the results of exploration to date can be found in our prospectus filed with the SEC.

Exploration at the El Aguila project will continue to be the central focus of our activities for the next 12 months. We have budgeted $3 million of the public offering for continued exploration of the El Aguila property. This will include additional core drilling, geologic mapping and sampling, geochemical and geophysical surveys. In October , 2006, we signed a drilling contract for a minimum of 33,000 feet of additional core drilling, expected to commence in November 2006. This contract represents a minimum financial commitment of $300,000 and a maximum financial commitment of $1,000,000 over the term of the agreement. There are numerous exploration targets that will now be tested with the objective of delineating and expanding the previously identified mineralization. Some new targets were developed and some old targets were amplified by a recent geochemical survey carried out on the property over the last few months.

If we identify sufficient mineralization during our exploration program, and subject to the availability of sufficient working capital, we would conduct a feasibility study. A feasibility study is designed to determine the economic feasibility of placing the property into production and producing gold and silver. It would analyze the estimated quantity and quality of the mineralization discovered during the exploration stage, present estimates of the cost of mining and processing the material and compare the estimated sales price of the finished product. We expect that this study would be conducted by one or more independent engineering firms on our behalf, for which we estimate a cost of approximately $1 million. Additional funds would need to be raised to carry out this feasibility study. If the results of the feasibility study are positive, and assuming the availability of necessary capital, a decision will be made to place the property into production. The timing of any production would be primarily a function of the timing of acceptable exploration results and the timing of required regulatory permits.

In addition to our efforts at the El Aguila project, we will begin limited exploration at our El Rey property. The program will be staged, whereby limited funds will be initially spent to evaluate the property with increasing amounts spent if the results are positive.

Capital Investment. In addition to expenses of exploration, we also anticipate making infrastructure improvements at the El Aguila project. Foremost among these is the construction of an improved road to the proposed mill site and camp improvements for which we estimate costs of approximately $1 million. As our exploration program continues, we will determine whether and when it is expedient to seek additional funds to commence construction of this road and other necessary improvements to continue our activities.

If a decision is made to commence mining, we would incur significant capital costs in construction of a mill and acquisition of necessary equipment. At present, our cash position is not sufficient to fund these capital requirements and we would anticipate obtaining such funding through additional equity financing, although we have no specific plans at this time. Only after a mine and a mill are constructed and operational could we expect any revenue.

At some time in the future, we may also investigate the acquisition of additional properties. This decision will be made on the basis of opportunities presented.

Corporate Overhead. Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and consulting fees, rent, travel and professional fees. We currently estimate these expenses at $75,000 per month based on existing commitments and expectations. We expect these expenses will be paid from our cash position and future equity offerings, if necessary, until such time, if ever, we are successful in placing one or more of our properties in production.

Liquidity and Capital Resources

As of September 30, 2006, we had working capital of $3,008,090 comprised of current assets of $3,298,609 and current liabilities of $290,519. This represents an increase of $2,850,538 from the working capital balance of $157,552 at fiscal year end December 31, 2005. Proceeds from the sale of our common stock in the public offering improved our working capital position.

We expect that the proceeds from the public offering will be used to fund our exploration and operating expenses. At present, we have allocated approximately $3 million to future exploration, so we anticipate the need to raise more funding in the next 12 months. The most significant of our future operating expenses include (i) the amount of $40,000 per month for salaries; (ii) approximately $10,000 per month in fees to our consultants; and (iii) legal and accounting fees associated with our status as a public traded company.

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

Due to our lack of proved or probable reserves at this time, all of our investment in mining properties has been expensed, and does not appear as an asset on our balance sheet. However, during the first nine months of 2006, we spent $461,735 on acquisition, exploration and evaluation expenses. This compares to $489,579 for the comparable period in 2005. From inception to September 30, 2006, we have spent $2,603,556 on the acquisition and exploration of our properties of which $1,811,000 was spent on the El Aguila project.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through September 30, 2006, we received $8,725,891 in cash, services and other consideration through issuance of our common stock. Since we are an exploration company and have not generated any cash from operations, we have relied on sale of equity to fund all of our capital needs. In the future, and consistent with our history, we may consider raising additional funds through possible private placements of our common stock.

Net cash used in operating activities was $1,238,773 during the first nine months of 2006, compared to $654,203 during the first nine months of 2005. As more fully explained in preceding paragraphs, we expect that our expenditures will increase during the remainder of this year and into next year commensurate with the increase in exploration of the El Aguila property. Also as mentioned above, cash spent on general and administrative expenses during 2006 increased compared to 2005, primarily related to costs of our common stock offering and salaries.

Results of Operations - Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

For the three months ended September 30, 2006, we recorded a net loss of $(839,203), or $(0.04) per share, compared to a loss for the corresponding period of 2005 of $(464,109) or $(.03) per share. In neither period did we report any revenue except interest income. In general, a decrease in exploration expenses during the nine months ended September 30, 2006 to the comparable period ending in 2005 was offset by an increase in general and administrative expenses and stock compensation expense.

We are considered an exploration stage company for accounting purposes, since we have not received any revenue from operations. We are unable to predict with any degree of accuracy when that situation will change. Since we have not identified any proved or probable mineral reserves on our property, all of our exploration costs are currently expensed, contributing to the increased loss in 2006 compared to 2005. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

General and administrative expense for the three months ended September 30, 2006 increased to $316,619 compared to $63,005 during the same period of 2005. The increase of $253,614 primarily reflects approximately $110,000 of salaries, $25,000 in increased legal and accounting fees associated with our transition to public company status, investor relations expenses of $76,000, and $22,000 related to increased travel. During the three months ended September 30, 2006, we also accrued $275,000 of stock-based compensation expenses, representing investor relations services that were rendered during the third quarter and that will be paid by issuing shares of our common stock.

Mineral property costs for the three months ended September 30, 2006, including acquisition and exploration costs, decreased $149,788 from the comparable period in 2005, from $400,423 in 2005 to $250,647 in 2006. We delayed some spending on exploration activities primarily as we awaited funding from our public offering. We expect to now increase exploration activities at our El Aguila project.

Results of Operations - Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, we recorded a net loss of $(1,763,371), or $(0.09) per share, compared to a loss for the corresponding period of 2005 of $(680,827) or $(.04) per share. In neither period did we report any revenue except interest income. The effect of the increase in general and administrative expenses was more pronounced in the nine month period than in the three month period ended September 30, 2006.

General and administrative expense for the nine months ended September 30, 2006 increased to $781,090 compared to $103,142 during the same period of 2005. The increase of $677,948 primarily reflects approximately $355,000 of salaries, $123,000 in increased legal and accounting fees associated with our transition to public company status, investor relations expenses of $91,000, and $68,000 related to increased travel.

We also incurred stock compensation expenses of $516,350 in the first nine months of 2006. We issued 100,000 restricted shares of common stock valued at $1.00 per share to a director as partial compensation for his service to the Board of Directors. During this same period, we accrued $275,000 of stock-based compensation expenses, representing investor relations services that were rendered during the third quarter and that will be paid by issuing shares of our common stock. Finally, we granted options to two individuals to purchase a total of 1,100,000 shares of common stock at an exercise price of $1.00 per share. We used an option pricing model to value these options at $141,350 and recorded an expense of $141,350 during the second quarter of 2006.

Mineral property costs for the nine month period ended September 30, 2006, including acquisition and exploration costs, decreased $27,844 from the comparable period in 2005, from $489,789 in 2005 to $461,735 in 2006. We delayed some spending on exploration activities primarily as we awaited funding from our public offering. We now expect to increase exploration activities at our El Aguila project.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

- statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

      - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our prospectus dated May 15, 2006, other reports filed with the SEC and the following:

•	The worldwide economic situation;
•	Political unrest in Oaxaca:
•	Volatility in the price of precious metals;
•	Any change in interest rates or inflation;
•	The willingness and ability of third parties to honor their contractual commitments;
•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;
•	Our costs of production;
•	Environmental and other regulations, as the same presently exist and may hereafter be amended;
•	Our ability to identify, finance and integrate other acquisitions; and
•	Volatility of our stock price.

Item 3. Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.. As of September 30, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 Our registration statement on Form SB-2, file number 333-129321, was declared effective by the SEC on May 15, 2006. Pursuant to this registration statement, we registered 7,000,000 shares of our common stock for sale by us and 8,910,707 shares of common stock for sale by certain selling shareholders. Pursuant to the registration statement, we sold a total of 4,600,000 shares for proceeds of $4,351,200, net of expenses. The remainder of the shares registered for our account were deregistered and are no longer available for sale in this offering.

During the three months ended September 30, 2006, we have spent $959,053 of the proceeds of the public offering on a combination of exploration activities and general and administrative expenses.

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

GOLD RESOURCE CORPORATION

Date: November 14, 2006	By:	/s/ William W. Reid
William W. Reid
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Frank L. Jennings
Frank L. Jennings
Principal Financial Officer