Form 10KSB
period 2006-12-31
GOLD RESOURCE CORP
filed 2007-04-02
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-129321
GOLD RESOURCE CORPORATION
(Name of small business issuer in its charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Milwaukee Street, Suite 301, Denver, CO	80206
(Address of principal executive offices)	(Zip Code)

(303) 320-7708
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐  No ☒.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

State issuer’s revenues for its most recent fiscal year:  Nil.

The aggregate market value (at the last trade price of $3.04 per share) of the Common Stock of Gold Resource Corporation held by non-affiliates as of March 30, 2007 was approximately $63,053,269. As of March 30, 2007, there were 28,169,552 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one):                     ☐  Yes    ☒  No

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Please see the note under “Item 6. Management’s Discussion and Analysis or Plan of Operation,” for a description of special factors potentially affecting forward-looking statements included in this report.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

Overview

We are an exploration stage company organized in Colorado on August 24, 1998 to search for gold and silver. We currently have an interest in four properties located in Oaxaca, Mexico. Our exploration efforts are currently focused on the El Aguila project, which is comprised of parcels we refer to as the El Aguila property and the Las Margaritas property. We also have an interest in a propect known as the El Rey property and we recently acquired an interest in a prospect known as the Solaga property.

In October 2002, we leased a 100% interest in mineral claims covering approximately 1,896 hectares (4,685 acres)1 and located in the historic San Jose de Gracia mining district in the State of Oaxaca, which we call the El Aguila project. Since acquiring that interest, we have drilled approximately 10,400 meters (34,120 feet) of test holes in one section of the property and have encountered gold and silver mineralized material. We are continuing our exploration efforts on this property and recently commenced additional drilling on a section of the property.

In 2005, we obtained some additional mineral claims in the Mexican State of Oaxaca which we call the El Rey property. In February 2007, we leased a 100% interest in a property we refer to as the Solaga property. We have conducted very limited exploration of these properties to date.

As an exploration stage mining company, our activities include, at various times and to various degrees, exploration, land acquisition, geological evaluation and feasibility studies of properties, and where warranted, efforts to develop and construct mining and processing facilities and to mine and process gold, silver and other metals and by-products.

Our operations in Mexico are conducted through our wholly-owned Mexican subsidiaries, Don David Gold, S.A. de C.V. and Golden Trump S.A. de C.V. All references to us or our company in this report include our subsidiaries.

Our principal executive offices are located at 222 Milwaukee Street, Suite 301, Denver, Colorado 80206, and our telephone number is (303) 320-7708. We maintain a website at www.goldresourcecorp.com.

Recent Events

On August 17, 2006, we closed our initial public offering (“IPO”), from which we received net proceeds of $4,351,200. These proceeds enabled us to begin the third stage of our exploration program at the El Aguila project. In October 2006, we signed a contract for a minimum of 3,333 meters (10,935 feet) of additional core drilling which commenced in November 2006, and expect to contract for additional drilling up to a total of 10,000 meters (32,808 feet). In September 2006, our stock began trading on the over the counter Bulletin Board under the symbol “GORO.”

On December 7, 2006, we completed a private placement of 4,322,000 shares of our common stock for $1.20 per share (“Private Placement”), from which we received $4,928,700 in net proceeds. In connection with the Private Placement, we paid cash of $257,700 and issued 257,700 shares of our common stock as finders’ fees. See “Item 6. Management’s Discussion and Analysis” for additional information regarding this offering.

____________________

1 Please see the Glossary appearing in the section titled "Item 2. Description of Properties" for a description of certain terms used in this report, including conversion of metric units.

Competitive Business Conditions

The exploration for, and the acquisition of gold and silver properties are subject to intense competition. Due to our recent organization, limited capital and personnel, we may be at a competitive disadvantage compared to other companies with regard to exploration and, if warranted, development. In general, properties with a higher grade of recoverable material or which are more readily minable afford the owner a competitive advantage. Our present limited funding means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to any minerals on our claims, there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration, our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest. Our inability to develop our mining properties due to lack of funding, even if warranted, could have a material adverse effect on our operation and financial position.

General Government Regulations

In connection with mining, milling and exploration activities, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The department responsible for environmental protection in Mexico is SEMARNAT, which is similar to the United States Environmental Protection Agency. SEMARNAT has broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours if we are successful in commencing mining operations, include acid rock drainage, cyanide containment and handling, contamination of water courses, dust and noise.

Prior to the commencement of any mining operations at the El Aguila property, if any, we will have to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental ("MIA"), be prepared by a third-party contractor for submission to SEMARNAT. Studies required to support the MIA include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. Although the regulatory process in Mexico has a public review component, proof of local community support for a project is required to gain final MIA approval. A lack of support from the local community may make obtaining an MIA difficult. A risk analysis must also be prepared in conjunction with the MIA for approval by SEMARNAT.

The most significant other approvals that might be necessary for our operations would be permits to extract water from the Totolapam River and an explosives permit, issued by the Mexican army, to purchase, store and use explosives. In Mexico, water rights are managed by the Comision Nacional del Agua ("CNA"). According to Mexican water law, all users must pay for the right to use national waters regardless of how the rights were obtained, with the rates being determined by the availability of water and the method of extraction.

We have obtained, or will obtain at the appropriate time, environmental permits, licenses or approvals required for potential operations, if any. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

Employees

We currently have three full-time employees, two of whom serve as our executive officers. These individuals devote all of their business time to our affairs. We also engage two consultants, one to oversee our property and activities in Mexico and one to assist with our administrative and financial affairs. Our consultant in Mexico serves on a full-time basis and the other as his services are necessary. We engage independent contractors in connection with the exploration of our mining properties.

ITEM 2.    DESCRIPTION OF PROPERTIES

We currently have an interest in four properties, the El Aguila property and the Las Margaritas property which we combine as part of the El Aguila project, the El Rey property and the Solaga property. We lease claims comprising the El Aguila project from an individual who serves as our consultant in Mexico and the Solaga property from an entity partially owned by our consultant in Mexico. We own mining concessions for the El Rey property. All of these properties are in the exploration stage and have no proven or probable reserves.

The El Aguila Project

Background. Effective October 14, 2002, we leased a prospective gold/silver property comprised of three concessions, El Aguila, El Aire and La Tehuana, from Jose Perez Reynoso, a consultant to our company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. We have made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due.

Under Mexican mining laws, rights to minerals are obtained by filing concessions and fees are paid to the federal government for the privilege of holding these concessions. The fees are based on the size of the concession, calculated at the rate of approximately $4 per hectare every six months, based on the exchange rate at March 26, 2006. Based on the size of our concessions at the El Aguila project, this amounts to approximately $7,600 every six months.

The table below summarizes the concessions that we have leased and that give us the right to explore and mine the properties and the ensuing map shows their general location. The mineral concessions making up the El Aguila project are located within the San Pedro Totolapam Ejido.

Concession	Type	Expediente/ Titulo No.	Hectares	Acres

El Aire	Exploitation	158272	72.00	177.92
El Aguila	Exploitation	222844	899.00	2,221.47
La Tehuana	Exploration	210029	925.00	2,285.72
		Total	1,896.00	4,685.11

Location Map for the El Aguila and El Rey Projects

LOCATION MAP

OAXACA
El Rey
El Aguila
Puebla
Veracruz
Gulf of Mexico
Oaxaca
Gulf of Tehuantepec
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State
0
15
Kilometers
MONTE ALBAN
TLALIXTAC DE CABRERA
STA. MARÍA DEL TULE
DÍAZ ORDAZ
MESA LLANO LARGO
SAN PABLO VILLA DE MITLA
SAN LORENZO ALBARRADAS
SAN JUAN DEL RIO
C. EL TECOLOTE
SAN DIONISIO OCOTLÁN
SAN BALTASAR CHICHICAPAN
SAN JERÓNIMO TAVICHE
YAXE
ÁREA CENTRAL
BARRANCA LOS CALABOZOS
SAN PEDRO TOTOLAPAN
SAN PEDRO TAVICHE
SAN JUAN LACHIGALLA
C. LA MOJONERA
SANTIAGO MATATLÁN
SAN MIGUEL EJUTLA
N
0
1
2
Kilometers
LA REYNA
EL REY
EL VIRREY
Access Road
La Tehuana
Mex 190
Access Road
El Aguila
El Aire

EL REY

EL AGUILA

Location and Access. The El Aguila project is located in the Sierra Madre del Sur of southern Mexico, in the central part of the State of Oaxaca. Access to the property is by way of the Pan American Highway (Highway # 190), approximately 120 kilometers (75 miles) southeast of Oaxaca City, the state’s capital city. At the village of San Jose de Gracia, a gravel road goes approximately four kilometers northwest to the property.

The climate of the El Aguila area is dry and warm to very warm with most rainfall occurring in the summer and annual precipitation averaging only 423.7 mm (17 inches). The average yearly temperature is 26.6 degrees centigrade (80° F). The area is very rocky with scarce vegetation. Subsistence farming occurs and the main agricultural crop is agave cactus that is cultivated for the production of mescal.

Exploration Activities. The early history of activity at the El Aguila property, as known by us, is prospecting and limited mining for gold and silver from the early 1900's to the mid 1960's. In 1998, Mr. Perez Reynoso acquired the concessions and leased them to Apex Silver Corporation of Denver, Colorado. Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters, or 4,074 feet). The results did not meet Apex's expectations so it cancelled its lease on the property in 2002. We leased the property from Mr. Perez Reynoso in October 2002.

In August 2003, we entered into an exploration agreement with Canyon Resources Corporation pertaining to our interest in the El Aguila property whereby Canyon loaned us $500,000 for exploration costs, and subsequently converted its note into 1,200,000 shares of our common stock in 2004. The drilling program was completed in 2004 and included approximately 3,900 meters (12,795 feet) of drilling in 69 holes focused on one target area of the property. This exploration drilling encountered some gold intercepts which required additional exploratory drilling in order to fully evaluate. Through the year ended December 31, 2006, we have spent or incurred approximately $1,978,200 in acquisition, exploration and related costs for the El Aguila project, of which approximately $628,851 was spent during 2006.

We have carried out exploration on the project that has included geologic mapping, surface sampling, geochemical sampling and two rounds of exploratory drilling. We recently commenced a third round of exploratory drilling and have drilled approximately 3,700 meters (12,100 feet). We anticipate drilling an additional 6,300 meters (20,790 feet) during spring 2007 for a total of 10,000 meters (32,800 feet) of core drilling. We expect to undertake a feasibility study in the near future. We have contracted for an additional drill rig to accelerate our current exploration program. The following table illustrates the results of our exploration program that were available to us through January 2007:

[Space intentionally blank]

EL AGUILA PROJECT SELECTED DRILL HOLE INTERCEPTS

		Interval Starting At	Interval Starting At	Interval Length	Interval Length	Gold	Gold	Silver	Silver
Hole No.	Drill Type	(Meters)	(Feet)	(Meters)	(Feet)	g/t	oz./ton	g/t	oz./ton

301	RC	40	131.2	16	52.5	6.56	0.19	23	0.67
302	RC	30	98.4	6	19.7	16.65	0.49	112	3.27
303	RC	22	72.2	6	19.7	18.79	0.55	133	3.88
306	RC	4	13.1	4	13.1	14.58	0.43	74	2.16
and		24	78.7	6	19.7	8.99	0.26	76	2.22
307	RC	18	59	4	13.1	3.91	0.11	84	2.45
and		26	85.3	2	6.6	3.69	0.11	70	2.04
309	RC	56	183.7	2	6.6	3.79	0.11	37	1.08
311	RC	16	52.5	2	6.6	4.53	0.13	25	0.73
314	RC	6	19.7	2	6.6	6.89	0.2	69	2.01
326	RC	2	6.6	4	13.1	3.84	0.11	83	2.42
327	RC	8	26.2	8	26.2	3.54	0.1	136	3.97
327A	RC	12	39.4	8	26.2	3.97	0.12	78	2.28
330	RC	6	19.7	6	19.7	8.46	0.25	111	3.24
331	RC	50	164	4	13.1	54.71	1.6	701	20.47
332	RC	16	52.5	8	26.2	6.07	0.18	18	0.53
333	RC	2	6.6	2	6.6	3.67	0.11	63	1.84
and		8	26.2	6	19.7	15.69	0.46	101	2.95
334	RC	6	19.7	6	19.7	9.4	0.27	25	0.73
338	RC	20	65.6	10	32.8	3.71	0.11	65	1.9
343	RC	60	196.8	14	45.9	6.89	0.2	40	1.17
349	RC	34	111.5	6	19.7	7.5	0.22	78	2.28
354	RC	34	111.5	4	13.1	7.5	0.22	68	1.99
363	RC	4	13.1	6	19.7	11.63	0.34	100	2.92
365	RC	0	0	4	13.1	5.73	0.17	10	0.29
366	RC	0	0	4	13.1	3.74	0.11	100	2.92
509	CORE	20	65.6	6	19.7	10.38	0.3	329	9.61
511	CORE	40	131.2	12	39.4	10.18	0.3	20	0.58
512	CORE	34.6	113.5	12	39.4	4.67	0.14	74	2.16
523	CORE	1.5	4.9	1	3.3	7.7	0.22	918	26.81
and		6.4	21	8.1	26.6	1.39	0.04	146	4.26
530	CORE	24	78.7	10	32.8	0.96	0.03	387	11.3
601	CORE	31	101.7	5	16.4	0.82	0.02	72.2	2.11
602	CORE	27	88.6	1	3.3	1.22	0.04	20.2	0.59
603	CORE	38	124.7	3	9.8	1.22	0.04	34.6	1.01
603	CORE	45	147.6	6	19.7	3.65	0.11	231.7	6.75
and		47	154.2	3	9.8	5.54	0.16	404.3	11.79
604	CORE	29	95.1	2	6.6	5.49	0.16	180.3	5.26
605	CORE	35	114.8	6	19.7	0.81	0.02	90.1	2.63
606	CORE	21	68.9	15	49.2	5.6	0.16	59.7	1.74
607	CORE	40	131.2	3	9.8	5.5	0.16	41.1	1.2
608	CORE	46	150.9	2	6.6	3.8	0.11	33.6	0.98
609	CORE	55	180.4	1	3.3	0.75	0.02	17.4	0.51
610	CORE	Assays Pending
611	CORE	47	154.2	19	62.3	1.45	0.04	22.2	0.65
and		47	154.2	4		3.9	0.11	77.5	2.26
612	CORE	69	226.4	2	13.1	3.55	0.1	45.6	1.33
612	CORE	78	255.9	1	3.3	0.04	0	354.0	10.32
613	CORE	89	292	1	3.3	0.05	0	97.4	2.84

RC: Reverse Circulation Drilling
CORE: Diamond Core Drilling

Facilities. The El Aguila project does not have any plant or equipment at this time. Rudimentary access roads have been developed to various parts of the project for exploration activities. The federal power grid is located along the Pan American Highway and could be utilized in operations, if any. Water would be available from the Totolapam River and would require pumping to any facilities. Water rights are owned by the Mexican nation and administered by the CNA, an agency of the federal government. The CNA has granted water concessions to private parties throughout the defined Oaxaca Hydrologic Basin and water concessions for development and operation of the El Aguila project, if any, are expected to be available.

Geology and Mineralization. The El Aguila project is located in the San Jose de Gracia Mining District in the Sierra Madre del Sur of southern Mexico. Multiple volcanic domes of various scales, and probably non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character. This geology suggests the presence of mineralization which our exploration program is designed to test and define.

The deposits on the El Aguila property are primarily hosted in a quartz rich, stratiform zone (manto). There appear to be several manto units on the property, one main manto and one or more lower mantos. The main manto is conformable with the sedimentary and volcanic rock above and below the manto. It varies in thickness from less than two meters (6.6 feet) to more than 30 meters (98.4 feet).

Surface sampling yielded anomalous gold and silver values from early district-wide exploration where silicified zones were encountered. In addition, a small, shallow adit and winze provided limited sampling underground, yielding indications of gold values in a silicified, sub-horizontal manto. Based on these early anomalous exploration samples, a limited drilling program was carried out by us that in fact resulted in defining a central zone of continuous, shallow, sub-horizontal mineralization. The fact that the mineralization is relatively shallow would make mining less difficult and less expensive from an open pit mine compared to an underground mine, if we determine to develop and mine the property.

The graphic image below depicts an underground cross section of the property in which several holes have been drilled and an estimated area of mineralized material which resulted from the drilling. It illustrates the outline of an area within the cross section estimated to contain at least one gram of gold per ton. Higher grade intercepts within the outline are separately indicated. Underground workings are also depicted.

[Space intentionally blank]

A
A'
343
301
302
303
901
334
333
306
1150
1140
1130
1120
1110
1100
1090
1080
Underground Samples
Au g/t Ag g/t
35.3 64.8
57.6 61.6
131.5 19.0
15.6 34.0
53.0 74.0
8m @ 6.72 g/t Au
2m @ 3.67 g/t Au
4m @ 14.58 g/t Au
6m @ 15.69 g/t Au
6m @ 9.4 g/t Au
6m @ 8.99 g/t Au
6m @ 18.79 g/t Au
Underground Samples
Au g/t Ag g/t
50.1 1.6
62.5 90.6
39.2 120.0
26.3 192.0
28.3 193.0
45.0 58.0
20.9 140.0
14m @ 6.89 g/t Au
6m @ 16.65 g/t Au
16m @ 6.65 g/t Au
Legend
Geology By: David Reid
Oct. 17, 2005
1 g/t Au Outline
Higher Grade Intercepts
Underground Workings

EL AGUILA GEOLOGICAL CROSS SECTION A-A'

A
A'
Explanation
Quartz Outcrop
Geological contact
Veinlets
Drill Hole
Shaft (incline)
Underground workings
Road
Drainage
N
50 Meters
El Aguila Gold/Silver Project
Geologic Plan Map
Oaxaca, Mexico
Geology By: David Reid Oct. 17, 2005

The El Rey Property and Solaga Property

We have acquired claims in another area of the Sierra Madre del Sur region by filing concessions under the Mexican mining laws, referred to by us as the El Rey property. Additionally, in February 2007, we leased a 100% interest in a property known as the Solaga property. We have conducted minimal exploration on these properties to date.

The El Rey project is an exploration stage property with no known reserves and is also located in the Sierra Madre del Sur region of southern Mexico, approximately 64.4 kilometers (40 miles) from the El Aguila property. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila project mill if one was to be built in the future.

The Solaga property consists of a 400 hectare property, located approximately 120 kilometers (75 miles) from the El Aguila project. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980’s, however, we cannot estimate if or when we will reopen the mine. The lease is subject to a 4% net smelter return royalty on any production.

Mineral Concessions

Mineral rights in Mexico belong to the Mexican government and are administered pursuant to Article 27 of the Mexican Constitution. Exploration and exploitation concessions may be granted or transferred to Mexican citizens and corporations. Our leases or concessions are held by our Mexican subsidiaries. Exploration concessions are granted for a term of six years, with the right to convert to an exploitation concession with a term of 50 years. Concessions grant the holder the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessment are set by regulation and may increase over the life of the concession (if the concession changes from exploration to exploitation) and include periodic adjustments for inflation. Mining concessions are registered at the Public Registry of Mining in Mexico City and in regional offices in Mexico.

Ejido Lands and Surface Right Acquisitions

Surface lands in the El Aguila property area are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. We have an agreement with the local San Pedro Totolapam Ejido allowing exploration of the El Aguila property. In order to begin mining at the property, we will have to secure surface rights agreements for all lands to be disturbed by, or adjacent to, any such proposed operation.

Mexican law recognizes mining as a land use generally superior to agricultural. However, the law also recognizes the rights of the Ejidos to compensation in the event mining activity interrupts or discontinues their use of the agricultural lands. Compensation is typically made in the form of a cash payment to the holder of the agricultural rights. The amount of such compensation is generally related to the perceived value of the agricultural rights as negotiated in the first instance between the Ejidos and the owner of the mineral rights. If the parties are unable to reach agreement on the amount of the compensation, the decision will be referred to the government.

At this time, due to the absence of any specific development plan, it is impossible to determine the potential amount of compensation that might be required to obtain surface rights necessary to mine our property. However, we expect such amount to be low in relation to other anticipated cost of commencing operations.

Office Facilities

Effective October 1, 2005, we leased approximately 1,000 square feet of office space under a three year agreement with an independent third party. Monthly rent equals $1,428 the first year, $1,469 the second year and $1,490 the third year, plus our share of operating expense escalations. We believe this space is adequate for our needs for the foreseeable future.

Glossary

Adit:
A more or less horizontal drive (walk-in mine) into a hill that is usually driven for the purpose of intersecting or mining an ore body. An adit may also be driven into a hill to intersect or connect a shaft for the purpose of dewatering. Adits were commonly driven on a slight incline to enable loaded mine trucks to have the advantage of a downhill run out, while the empty (lighter) truck was pushed uphill back into the hill. The incline also allows water to drain out of the adit. An adit only becomes a tunnel if it comes out again on the hill somewhere, like a train tunnel.

Andesite:	A gray to black volcanic rock with between about 52 to 63 weight percent silica (SiO2). Andesite magma commonly erupts from stratovolcanoes as thick lava flows, some reaching several km in length.
Cretaceous period:
Flowering plants appeared and dinosaurs were at their height during the Cretaceous period. 146-65 million years ago. There was a mass extinction (the K-T extinction) at the end of the Cretaceous, marking the end of the dinosaurs and many other species.

Doré:	Unrefined gold and silver bars usually containing more than 90% precious metal.
Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.
Felsic:	The minerals feldspar and quartz or an igneous rock or metamorphic rock made predominantly of feldspar and quartz; poor in iron and magnesium. Light-colored.
Gram:	A metric unit of weight and mass, equal to 1/1000th of a kilogram. One gram equals .035 ounces. One ounce equals 31.103 grams.
Hectare:	Another metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.
Horst-graben:	Horst and graben are formed by widespread block faults giving rise to a mountain and valley topography that owes its origin in part at least to regional block faulting.
Kilometer:
Another metric unit of measurement, for distance. The prefix "kilo" means 1000, so one kilometer equals 1,000 meters, one kilometer equals 3,280.84 feet, which equals 1,093.6 yards, which equals 0.6214 miles.

Manto:	A mineralogy term meaning a layer or stratum.
Minerals or Mineralized Material:	Any mass of host rock in which minerals of potential commercial value occur.
Net Smelter Return Royalty:	A share of the net revenue generated from the sale of metal produced by the mine.
Ore or Ore Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.
Rhyolite:	A type of volcanic lava or rock that is usually light in color: it contains greater than 68% silica, by weight, and is high in potassium and sodium.
Silicified:	Is combined or impregnated with silicon or silica.
Tertiary period:
This period lasted from 65 to 1.8 million years ago. It followed the Cretaceous period (the end of the Mesozoic Era) and the K-T extinction. Many mammals developed then, including primitive whales, rodents, pigs, cats, rhinos, etc.

Tonne:	A metric ton. One tonne equals 1000 kg. It is approximately equal to 2,204.62 pounds.
Volcanogenic:	Of volcanic origin.
Volcanic domes:
These are mounds that form when viscous lava is erupted slowly and piles up over the vent, rather than moving away as lava flow. The sides of most domes are very steep and typically are mantled with unstable rock debris formed during or shortly after dome emplacement. Most domes are composed of silica-rich lava which may contain enough pressurized gas to cause explosions during dome extrusion.

Winze:	Secondary or tertiary vertical or near-vertical opening sunk from a point inside a mine for the purpose of connecting with a lower level or of exploring the ground for a limited depth below a level.

Conversion Table
Metric System	Imperial System
1 metre (m)	3.2808 feet (ft)
1 kilometer (km)	0.6214 mile (mi)
1 square kilometer (km2)	0.3861 square mile (mi2)
1 square kilometer (km2)	100 hectares (has)
1 hectare (ha)	2.471 acres (ac)
1 gram (g)	0.0322 troy ounce (oz)
1 kilogram (kg)	2.2046 pounds (lbs)
1 tonne (t)	1.1023 tons (t)
1 gram/tonne (g/t)	0.0292 ounce/ton (oz/t)

ITEM 3.    LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Effective September 14, 2006, our common stock began trading over the counter and is quoted on the OTCBB under the symbol “GORO.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTCBB as reported by the Nasdaq Stock Market, Inc. for the period commencing September 14, 2006 to date. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low
December 31, 2007
First Quarter (to March 30)	$3.97	$1.30

December 31, 2006
Third Quarter (commencing September 14)	$1.15	$0.90
Fourth Quarter	1.90	1.00

On March 30, 2007 the high and low sales price of our common stock on the OTCBB were $3.05 and $2.97, respectively, and we had approximately 90 holders of record of our common stock.

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as "penny stocks" under applicable securities regulations. Our stock will therefore be subject to rules adopted by the Securities and Exchange Commission (“SEC”) regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Corporate Stock Transfer, Inc. (“CST”) as the transfer agent for our common stock. The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO 80209 and its telephone number is (303) 282-4800.

Dividend Policy

We have never declared or paid dividends on our common stock. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including the terms of any credit arrangements, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

Recent Sales of Unregistered Securities; Use of Proceeds From Unregistered Securities

During the period covered by this report, we issued an aggregate of 4,959,700 shares of our common stock and 1,200,000 options without registering those securities under the Securities Act of 1933, as amended (“Securities Act”). The following information describes the transactions not previously reported in which those securities were issued:

On October 12, 2006, we issued 250,000 shares of our common stock to an investor relations firm for services rendered to our company valued at $250,000, or $1.00 per share. We also granted options to acquire 100,000 shares of common stock, 50,000 of which were immediately vested, for $1.00 per share to a public relations consultant. The remaining 50,000 options vest upon our mutual agreement with this consultant to extend our contract for public relations services for an additional six months beyond its expiration in April 2007. We relied on the exemption provided by Section 4(2) of the Securities Act for each of these transactions.

In November 2006, we issued 30,000 shares of our common stock to a consultant performing investor relations work on our behalf. We agreed to issue 30,000 shares of our common stock each quarter to this consultant for one year. We relied on the exemption provided by Section 4(2) of the Securities Act.

In each case where we relied on the exemption provided by Section 4(2) of the Securities Act, we had a preexisting relationship with the investor and the offering was made to a very limited number of individuals or entities. We also took steps to insure that the investors had available the same type of information that would be included in a registration statement. Finally, each of certificates representing shares issued pursuant to that exemption has been inscribed by the restrictive legend required by Rule 144.

Use of Proceeds

Our registration statement on Form SB-2, file number 333-129321, was declared effective by the SEC on May 15, 2006. Pursuant to this registration statement, we registered 7,000,000 shares of our common stock for sale by us for an aggregate price of $7,000,000 and 8,910,707 shares of common stock for sale by certain selling shareholders. We sold a total of 4,600,000 shares for proceeds net of expenses of $4,351,200 before the termination of the offering. The remainder of the shares registered for our account were deregistered and are no longer available for sale.

During the fourth quarter of 2006, we spent $473,513 of the proceeds of the public offering on a combination of exploration activities and general and administrative expenses.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF   OPERATION

Introduction

The following discussion updates our plan of operation for the foreseeable future. Additional information about our exploration plans can be found in the section titled “Item 2. Description of Properties.”

This discussion also analyzes our financial condition at December 31, 2006 and compares it to our financial condition at December 31, 2005. This discussion summarizes the results of our operations for the year ended December 31, 2006 and compares those results to the year ended December 31, 2005.

On February 21, 2005, we effected a two-for-one split of our outstanding common stock. All of the financial information included in this discussion and in the financial statements appearing in this report has been adjusted to reflect the results of that stock split.

In August 2006, we closed our IPO, from which we received net proceeds of $4,351,200 and in December 2006, we completed the Private Placement of our common stock for net proceeds of $4,928,700. We expect to use $4,000,000 of the proceeds from the offerings for exploration purposes. In October 2006, we contracted with Servicios de Perforacion Insemin S.A. de C.V., a Mexican subsidiary of R&R Incorporated and commenced the third stage of our drilling program at the El Aguila project. We believe the program will ultimately cover 10,000 meters (32,808 feet) of core drilling. We will be testing geological targets including areas which we believe have yielded favorable results during a recent geochemical survey. This drilling program is expected to be complete in May 2007.

On December 7, 2006, we completed a Private Placement of 4,322,000 shares of our common stock for $1.20 per share, from which we received net cash proceeds of $4,928,700. The shares were issued to United States holders pursuant to an exemption from registration under Section 4(2) and to offshore holders in accordance with Regulation S of the Securities Act. In connection with the Private Placement, we issued 257,700 shares of our common stock and paid a total of $257,700 to the finders.

Plan of Operation

Our plan of operation is to continue exploration of the El Aguila property until we discover sufficient mineralization to justify placing the property into production or alternatively, determine to abandon the lease. We also intend to undertake exploration of the El Rey property, a property that is in an earlier stage of exploration. In 2007, we leased a 100% interest in property we refer to as the Solaga property.  Our ultimate objective is to become a producer of gold and other precious metals. We are unable at this time to predict when, if ever, that objective will be achieved.

Exploration. Exploration carried out by us to date at the El Aguila project has included 143 drill holes totaling approximately 10,400 meters (34,120 feet). The results so far suggest the presence of mineralized material in sufficient grade and quantity to justify continued exploration.

Exploration at the El Aguila project will continue to be the central focus of our activities for the foreseeable future. We have budgeted $3,000,000 of the public offering proceeds and $1,000,000 from the Private Placement proceeds for continued exploration of the El Aguila property. We completed a geochemical survey of a portion of the property and expect to conduct additional geological studies in the future. In response to what we perceived as positive results from the geochemical survey, we signed a drilling contract in October 2006 for a minimum of 3,333 meters (10,935 feet) of additional core drilling. We have the option to expand the drilling up to 10,000 meters (approximately 33,000 feet). This contract represents a minimum financial commitment of $300,000 and a maximum financial commitment of $1,000,000 over the term of the agreement. There are numerous exploration targets that will now be tested with the objective of delineating and expanding the previously identified mineralization. Some new targets were developed and some old targets were amplified by the recent geochemical survey.

We believe our exploration results have been positive enough to warrant conducting a feasibility study for the mineralization we have identified. This study is designed to determine the economic feasibility of placing the property into production and producing gold and silver. It would analyze the estimated quantity and quality of the mineralization discovered during the exploration stage, present estimates of the cost of mining and processing the material and compare the estimated sales price of the finished product. We expect that this study would be conducted by one or more independent engineering firms on our behalf, for which we estimate a cost of approximately $1,000,000. Proceeds from the Private Placement will likely fund this feasibility study. If the results of the feasibility study are positive, and assuming the availability of necessary capital, a decision will be made to place the property into production. The timing of any production would be primarily a function of the timing of acceptable exploration results, the availability of working capital and the timing of required regulatory permits.

In addition to our efforts at the El Aguila project, we will begin limited exploration at our El Rey property. The program will be staged, whereby limited funds will be initially spent to evaluate the property with increasing amounts spent if the results are positive.

Capital Investment. In addition to expenses of exploration, we also anticipate making infrastructure improvements at the El Aguila project. Foremost among these expenses would be the construction of an improved road to the proposed mill site and camp improvements. We estimate costs of approximately $1,000,000 to complete these improvements, and we would likely attempt to acquire the surface rights to our property prior to making capital improvements. We currently do not have any agreements in place regarding acquisition of the surface rights of either property and do not know when, if ever, such arrangement will be made available to us.

If a decision is made to commence mining, we would incur significant capital costs in constructing a mill and acquiring necessary equipment. At present, our cash position is not sufficient to fund these capital requirements and we would anticipate obtaining such funding through additional equity financing, although we have no specific plans at this time. Only after a mine and a mill are constructed and operational could we expect any revenue.

Corporate Overhead. Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and consulting fees, rent, travel and professional fees. We currently estimate these expenses at $90,000 per month based on existing commitments and expectations. We expect these expenses will be paid from our cash position and future equity offerings, if necessary, until such time, if ever, we are successful in placing one or more of our properties in production.

Liquidity and Capital Resources

As discussed in the Introduction, we completed two sales of common stock during 2006. Cash proceeds from these sales significantly improved our liquidity and financial position. We received cash from financing activities of $9,339,900 during 2006, compared to net proceeds of $1,407,500 during 2005. As a result, our working capital position at December 31, 2006 was $7,415,207. This represents an improvement of $7,257,655 when compared to our working capital balance of $157,552 as of December 31, 2005.

We expect that the proceeds from the financing activities will be used to fund our exploration and operating expenses. At present, we have allocated approximately $4,000,000 to future exploration. We do not anticipate the need to raise more funding in the next 12 months unless a decision is made to commence mining operations. The most significant of our future operating expenses include (i) the amount of $4,000,000 in connection with our current exploration program; (ii) approximately $90,000 per month for salaries and other corporate overhead; and (iii) legal and accounting fees associated with our status as a publicly traded company.

We have never received revenue from our operations. We have historically relied on equity financings or loans from our officers to continue funding our operations. We experienced net losses for the years ended December 31, 2006 and 2005 of $(2,686,762) and $(1,217,911), respectively. We do not believe that we are a candidate for conventional debt financing and we have not made arrangements to borrow funds for working capital requirements. We will be dependent on additional financing to expand our exploration efforts beyond current plans and to fund construction of gold processing facilities.

Due to our lack of proved or probable reserves at this time, all of our investment in mining properties has been expensed, and does not appear as an asset on our balance sheet. Since inception, our spending on acquisition, exploration and evaluation of various mineral properties has totaled $2,770,662. The total amount of expenses incurred during 2006 was $628,851, compared to $843,118 in 2005. Substantially all of our expenses in 2006 and 2005 were spent on the El Aguila project.

As of December 31, 2006, our working capital of $7,415,207 was comprised of current assets of $7,866,370 and current liabilities of $451,163. Our current assets consist primarily of cash which is deposited in short term interest bearing accounts. Current assets also include a refund of value added taxes that have been paid in Mexico.

Net cash used in operating activities was $1,795,858 during 2006, compared to $1,179,278 during 2005. As more fully explained in our plan of operation, we are using the proceeds from our equity financings to increase our exploration and corporate efforts and we expect that our future expenditures will increase commensurate with the increase in exploration of the El Aguila property.

Net cash used in investing activities was $59,966 in 2006 compared to $61,600 in 2005. Consistent with our operating activity, we increased our purchases of office furniture, computer equipment, trucks and other exploration equipment.

Net cash provided by financing activities was $9,339,900 in 2006 compared to $1,407,500 in 2005. In both years, all of the activities represent proceeds from the sale of common stock and the exercise of stock options.

Results of Operations - Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

During the year ended December 31, 2006, we reported a net loss of $(2,686,762), or $(0.13) per share, compared to a net loss of $(1,217,911), or $(0.08) per share, for 2005. In neither year did we report any revenue except interest income. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

We are considered an exploration stage company for accounting purposes, since we have not received any revenue from operations. We are unable to predict with any degree of accuracy when that classification will change. Since we have not identified any proved or probable mineral reserves on our property, all of our exploration costs are currently expensed, contributing to our reported losses in 2006 and 2005.

Total costs and expenses were $2,743,851 in 2006 compared to $1,224,085 in 2005, an increase of $1,519,766 or 124%. Mineral property acquisition costs approximated $100,000 in each year. Mineral property exploration and evaluation costs decreased by $210,719, from $739,570 in 2005 to $528,851 in 2006. We decreased our rate of spending during the first half of 2006 pending completion of our initial public offering. During the latter part of 2006, we began to increase our exploration spending and committed to an exploratory drilling contract for $300,000, with options to expand drilling up to $1,000,000. We expect to further increase exploration costs in 2007.

General and administrative expense increased in 2006 compared to 2005. Total general and administrative expense was $1,470,061 in 2006 and $286,219 in 2005, an increase of $1,183,842, or 414%. The main components of the increase were salaries and benefits, an increase of $710,056 from $140,434 to $850,490. The increase reflects the impact of the employment contracts with our corporate officers that went into effect on January 1, 2006, and the impact of additional personnel. Our legal and accounting expense increased $132,609, from $73,856 to $206,465, primarily representing the work required to prepare and audit our financial information for investors and to prepare the registration statements required to sell our common stock. Similarly, investor relations expenses increased from $11,038 to $130,583 as we disseminated information to potential investors. Travel expenses increased from $22,393 to $103,241. Some of the increase represents meetings with potential investors in the United States, Canada and Europe, and the remainder represents increased travel to the mineral property in Mexico.

Our stock compensation expense increased by $392,350, from $87,500 in 2005 to $479,850 in 2006. We issued 100,000 restricted shares of common stock valued at $1.00 per share to a director as partial compensation for his service to the Board of Directors. We issued 35,000 shares of common stock valued at $1.71 to two employees for their services. We issued 250,000 restricted shares of common stock valued at $1.10 to a firm that provided investor relation services and we issued 30,000 shares of restricted common stock valued at $1.45 to a consultant who provided investor relation services.

Effective January 1, 2006, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Accounting for Stock-Based Compensation,” which requires us to record an expense for the grant of stock options. We granted stock options to purchase 1,200,000 shares of common stock, of which 1,150,000 vested in 2006, at an exercise price of $1.00 per share. We used an option pricing model to value these options at $147,050 and recorded an expense of $147,050 during 2006. There were no options granted during 2005.

Interest income increased to $57,089 in 2006 compared to $6,174 in 2005, an increase of $50,915, or 825%. Proceeds from our 2006 financing have been deposited in short term interest bearing accounts. Monthly interest earnings from invested cash is expected to decline in future months as we utilize the cash balances for operating and exploration activities.

Critical Accounting Policies

We believe the following more critical accounting policies are used in the preparation of our consolidated financial statements:

Exploration and Development Costs. Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. If it is determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. In addition, we may capitalize previously expensed acquisition and exploration costs if it is later determined that the property can economically be developed. Interest costs, if any, allocable to the cost of developing mining properties and constructing new facilities would be capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would also be capitalized.

All such capitalized costs, and estimated future development costs, if any, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

Property Retirement Obligation. We implemented SFAS No. 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We have determined that we have no property retirement obligations as of December 31, 2006.

Stock Compensation. Effective January 1, 2006, we implemented SFAS No. 123(R), “Accounting for Stock-Based Compensation,” which requires us to provide compensation costs for our stock option plans determined in accordance with the fair value based method prescribed in SFAS No. 123(R). We estimate the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to January 1, 2006, we applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the stock options we granted equaled or exceeded the market price of the underlying common stock on the date of grant.

Foreign Operations. Our present activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of our company's investments.

Foreign Currency Translation. The local currency is the functional currency for our subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' equity.

Estimates. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was adopted on October 1, 2006.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for our fiscal year beginning January 1, 2008. We are currently determining the effect of this statement on our financial reporting .

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in our financial statements the impact of a tax position if that position is more likely that not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective January 1, 2007 with the cumulative effect reported as an adjustment to the opening balance of retained earnings for the fiscal year. We are currently determining the effect of this interpretation on our financial reporting.

Risk Factors

This report, including management’s discussion and analysis or plan of operation, contains forward looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we are a new business with no operating history, investors have no basis to evaluate our ability to operate profitably. We were organized in 1998 but have had no revenue from operations since our inception. Our activities to date have been limited to organizational efforts, raising financing, acquiring mining properties and conducting limited exploration. We face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful.

        We have no proved or probable reserves and the probability of an individual prospect having reserves is extremely remote. Therefore, in all likelihood, our properties do not contain any reserves, and any funds spent by us on exploration will probably be lost. In order to demonstrate the existence of proved or probable reserves, it will first be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material followed by a positive feasibility study. Exploration is inherently risky, with few properties ultimately proving economically successful. A “reserve,” as defined by regulation of the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to all or a portion of any of our properties. Statistically, most mineral prospects do not contain reserves which can be economically extracted. For this reason, it is unlikely that our properties contain any reserves. The funds we have spent on exploration, as well as funds which we might spend in the future, will probably be lost.

We are dependent upon receipt of additional working capital to fund our business plan. We may require additional capital for exploration of our existing properties, or acquisition of additional properties. If our exploration program proves successful, we will require significant additional capital to fund development of the El Aguila project and to construct a mill in order to place it into production. In addition, we will require additional working capital to fund operations pending sale of any gold or other precious metals.

At the present time, we are totally dependent upon production of gold or other precious metals from four properties, raising the risk if any of those properties should prove unproductive. Since we have never produced gold or other precious metals from either of our properties, and since we have no proved or probable reserves, there is no assurance that gold or other precious metals can be economically produced under existing and future costs and expenses. If we are unable to economically produce gold from either or both of these properties, we would be forced to identify and invest substantial sums in one or more additional properties, and there is no assurance that such properties would be available on terms favorable to us.

Our properties are located in Mexico and are subject to changes in political conditions and regulations in that country. Our existing properties are located in Mexico. In the past, Mexico has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our mineral exploration and mining activities in Mexico may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our properties. Finally, Mexico's status as a developing country may make it more difficult for us to obtain required financing for our project.

Our ability to continue exploration and extract any minerals that we discover is subject to payment of concession fees and if we fail to make these payments, we may lose our interest in the properties. Mining concessions in Mexico are subject to payment of concession fees to the federal government or lease payments to the owner of the concessions. The payments are based on the size of the property we are exploring. Our failure or inability to pay the concession fees to the government may cause us to lose our interest in one or both of our properties.

Our primary exploration target is subject to a lease in favor of a third party which provides for royalties on production. We lease our El Aguila property from a third party. Our lease for the El Aguila property is subject to a net smelter return royalty of 4% where production is sold in the form of gold/silver doré and 5% where production is sold in concentrate form. The requirement to pay royalties to the owner of the lease at our El Aguila property will reduce our profitability if we commence commercial production of gold or other precious metals.

Our ability to develop our property, even if warranted by exploration results, is subject to the rights of the Ejido (local inhabitants) to surface use for agricultural purposes. If we are successful in discovering sufficient amounts of mineralized material to warrant production, our ability to mine minerals is subject to making satisfactory arrangements with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate a satisfactory arrangement with these inhabitants in order to disturb or discontinue their rights to farm. Our inability to successfully negotiate such agreements could impair or impede our ability to successfully mine the properties.

The volatility of the price of gold could adversely affect our future operations and, if warranted, our ability to develop our properties. The commercial feasibility of our properties and our ability to raise funding to conduct continued exploration and development if warranted, is dependent on the price of gold and other precious metals. The price of gold may also have a significant influence on the market price of our common stock and the value of our properties. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold may prevent our property from being economically mined or result in the writeoff of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States Dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has fluctuated between $310 per ounce and $604 per ounce, as shown in the table below. Although it is possible for us to protect some price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can eliminate.

2002	2003	2004	2005	2006
$310	$364	$406	$445	$ 604

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are an insignificant participant in the gold mining industry due to our limited financial and personnel resources. We may be unable to attract the necessary investment capital to fully explore and if warranted, develop our properties and unable to acquire other desirable properties.

An adequate supply of water may not be available to complete desired development of our property. If we make a discovery sufficient to warrant putting our property into production, we will require additional amounts of water for our operations. We would be required to pump water from the Totolapan River to any facility we may construct on our property. Water rights are owned by the Mexican nation and are administered by a Mexican government agency. This agency has granted water concessions to private parties throughout the area defined as the Oaxaca Hydrologic Basin, however there is no assurance that we will be granted such concessions. Accordingly, we may not have access to the amount of water needed to operate a mine at the property.

Since most of our expenses are paid in Mexican pesos, and we anticipate selling any production from our properties in United States dollars, we are subject to adverse changes in currency values that will be difficult to prevent. Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. At the present time, since we have no production, we have no plans or policies to utilize forward sales contracts or currency options to minimize this exposure. If and when these measures are implemented, there is no assurance they will be cost effective or be able to fully offset the effect of any currency fluctuations.

Our activities in Mexico are subject to significant environmental regulations, which could raise the cost of doing business. Mining operations are subject to environmental regulation by SEMARNAT, the environmental protection agency of Mexico. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental, be prepared by a third party contractor for submission to SEMARNAT. Studies required to support this impact statement include a detailed analysis of many subject areas, including soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. We may also be required to submit proof of local community support for a project to obtain final approval. Significant environmental legislation exists in Mexico, including fines and penalties for spills, release of emissions into the air, seepage and other environmental damage.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses. Exploration for minerals is highly speculative and involves greater risk than many other businesses. Our operations are subject to all of the operating hazards and risks normally incident to exploring for mineral properties, such as, but not limited to:

•	encountering unusual or unexpected formations;
•	environmental pollution;
•	personal injury, flooding and landslides;
•	variations in grades of ore;
•	labor disputes; and
•	decrease in reserves due to a lower gold price.

We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown on our investment in such property interest. All of these factors may result in losses in relation to amounts spent which are not recoverable.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business. If any of our current employees or our principal consultant in Mexico were to die, become disabled or leave the company, we would be forced to identify and retain individuals to replace them. Messrs. William, David and Jason Reid are our only employees at this time. Jose Perez Reynoso is our consultant in Mexico who oversees our properties and operations. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our only personnel at this time. We have no life insurance on any individual at this time, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

In the event of a dispute regarding title to our property or any facet of our operations, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries can be costly and time consuming, similar to the situation in the United States. However, in a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Mexico or any other foreign country.

While we believe we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that we will be required to furnish a report by our management on internal controls for the fiscal year ending December 2007. Such a report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management. Such a report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls. While we believe our internal controls over financial reporting are effective, we are still constructing the system, processing documentation and performing the evaluations needed to comply with Section 404, which is both costly and challenging. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. If we are unable to assert that our internal controls over financial reporting are effective, or if we disclose significant deficiencies or material weaknesses in our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

The laws of the State of Colorado and our Articles of Incorporation may protect our directors from certain types of lawsuits. The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the company. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

Risks Related to Our Common Stock

The sale of a substantial number of shares of our common stock may cause the price of our common stock to decline. We filed a registration statement with the SEC that was declared effective in May 2006 to qualify the resale of approximately 8,900,000 shares of common stock from time to time in addition to completing an IPO during which we sold 4,600,000 shares. A second registration statement declared effective in February 2007 qualified approximately 5,900,000 additional shares for resale. It is likely that market sales of large amounts of common stock (or the potential for those sales even if they do not actually occur) may cause the market price of our common stock to decline, which may make it difficult to sell our common stock in the future at a time and price which we deem reasonable or appropriate and may also cause you to lose all or a part of your investment.

Since there is presently a limited trading market for our common stock, purchasers of our common stock may have difficulty selling their shares, should they desire to do so. Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock is limited. Since we were approved for trading on the OTCBB on September 14, 2006, our trading volume has averaged approximately 100,000 shares per day. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and you may lose all or a portion of your investment.

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 31.0% of our common stock as of the date of this report. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals will be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time. However, shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.

A contract right allowing one of our largest shareholders the first opportunity to purchase any common stock offered by us in the future may result in a change in control. Under the terms of an agreement entered into with one of our largest shareholders, we are obligated to offer this entity the first right to purchase our common stock in any future offering until August 2008. The holder of this right is Heemskirk Consolidated Limited. If Heemskirk exercises this right in connection with any future offering of our common stock, the percentage interest in our company owned by it could increase. This may result in a change in control and could allow Heemskirk the ability to influence the management or policies of our company. For example, if Heemskirk acquires enough stock to become the holder of a majority of our outstanding voting stock, it could elect the entire Board of Directors. Even if it does not acquire an absolute majority of our stock but increases its voting interest in the company, it could wage a proxy battle and influence who our Board of Directors nominates as directors in the future. These and other events could have the effect of changing the way that our company is operated.

      Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to volatility associated with over the counter securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	Changes in the worldwide price for gold;
•	Disappointing results from our exploration efforts;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts' estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects; and
•	General economic trends

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 60,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Because our common stock is not currently quoted in Nasdaq or listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our common stock by our current shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because we believe that trading in our common stock will initially be limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future. We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate revenue from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

Forward-Looking Statements

This report contains or incorporates by reference forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995 concerning our future business plans and strategies, the proposed exploration and development of our property, the receipt of working capital, future revenues and other statements that are not historical in nature. In this report, forward-looking statements are often identified by the words “anticipate,” “plan,” “believe,” “expect,” “estimate,” and the like. These forward-looking statements reflect our current beliefs, expectations and opinions with respect to future events, and involve future risks and uncertainties which could cause actual results to differ materially from those expressed or implied.

In addition to the specific factors identified under “RISK FACTORS” above, other uncertainties that could affect the accuracy of forward-looking statements include:

•     decisions of foreign countries and banks within those countries;
•     technological changes in the mining industry;
•     our costs;
•     the level of demand for our products;
•     changes in our business strategy;
•     interpretation of drill hole results and the geology, grade and continuity of mineralization;
•     the uncertainty of reserve estimates and timing of development expenditures; and
•     commodity price fluctuations.

This list, together with the factors identified under “RISK FACTORS,” is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

Prospective investors are urged not to put undue reliance on forward-looking statements.

ITEM 7.    FINANCIAL STATEMENTS

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheet at December 31, 2006	26

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005, and for the period from Inception (August 24, 1998) to December 31, 2006	27

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006 and 2005, and for the period from Inception (August 24, 1998) to December 31, 2006	28

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, and for the period from Inception (August 24, 1998) to December 31, 2006	29

Notes to Consolidated Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gold Resource Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stark Winter Schenkein & Co., LLP
March 27, 2007
Denver, Colorado

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
As of December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$7,660,258
Refundable tax payments	193,271
Other current assets	12,841
Total current assets	7,866,370

Investment in mineral properties	-
Property and equipment, net	96,279
Other assets	1,469

Total assets	$7,964,118

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$451,163
Total current liabilities	451,163

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	-
Common stock - $0.001 par value, 60,000,000 shares authorized:
28,139,552 shares issued and outstanding	28,139
Additional paid-in capital	14,062,002
Accumulated (deficit) during the exploration stage	(6,596,869)
Other comprehensive income:
Currency translation adjustment	19,683
Total shareholders' equity	7,512,955

Total liabilities and shareholders' equity	$7,964,118

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005
and for the period from Inception (August 24, 1998) to December 31, 2006

			Inception
			(August 24, 1998) to
	2006	2005	December 31, 2006

Revenues:
Gold sales	$-	$-	$-

Costs and Expenses:
Property exploration and evaluation	528,851	739,570	2,311,991
Property acquisition	100,000	103,548	458,681
Management contract - U. S. Gold, related party	-	-	752,191
General and administrative
Salaries and benefits	850,490	140,434	990,924
Legal and accounting	206,465	73,856	318,551
Investor relations	130,583	11,038	152,985
Travel related	103,241	22,393	178,005
All other general and administrative	179,282	38,498	258,902
Stock Based Compensation
Stock awards	479,850	87,500	1,067,350
Grant of stock options	147,050	-	147,050
Depreciation	18,039	7,248	25,287
Total costs and expenses	2,743,851	1,224,085	6,661,917

Operating (loss)	(2,743,851)	(1,224,085)	(6,661,917)

Other income:
Interest income	57,089	6,174	65,048

(Loss) before income taxes	(2,686,762)	(1,217,911)	(6,596,869)

Provision for income taxes	-	-	-

Net (loss)	(2,686,762)	(1,217,911)	(6,596,869)

Other comprehensive income:
Currency translation gain (loss)	19,544	200	19,683

Net comprehensive (loss)	$(2,667,218)	$(1,217,711)	$(6,577,186)

Net (loss) per common share:
Basic and Diluted	$(0.13)	$(0.08)

Weighted average shares outstanding:
Basic and Diluted	20,218,659	16,164,715

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the period from Inception (August 24, 1998) to December 31, 2006

	Number of	Par Value of	Additional		Comprehensive	Total
	Common	Common	Paid - in	Accumulated	Income	Shareholders'
	Shares	Shares	Capital	(Deficit)	(Loss)	Equity (Deficit)

Balance at Inception, August 24, 1998	-	$-	$-	$-	$-	$-

Shares for contributed capital at
$0.005 per share - related parties	2,800,000	2,800	(1,400)	-	-	1,400
Net (loss)	-	-	-	(1,657)	-	(1,657)
Balance, December 31, 1998	2,800,000	2,800	(1,400)	(1,657)	-	(257)

Shares for contributed capital at
$0.005 per share - related parties	1,000,000	1,000	(500)	-	-	500
Net (loss)	-	-	-	(663)	-	(663)
Balance, December 31, 1999	3,800,000	3,800	(1,900)	(2,320)	-	(420)

Shares issued for management contract
at $0.17 per share - related party	1,226,666	1,226	202,578	-	-	203,804
Net (loss)	-	-	-	(205,110)	-	(205,110)
Balance, December 31, 2000	5,026,666	5,026	200,678	(207,430)	-	(1,726)

Shares issued for management contract
at $0.14 per share - related party	1,333,334	1,334	187,053	-	-	188,387
Conversion of debentures at
$0.25 per share - related parties	200,000	200	49,800	-	-	50,000
Sale of shares for cash at $0.25 per share	820,000	820	204,180	-	-	205,000
Net (loss)	-	-	-	(346,498)	-	(346,498)
Balance, December 31, 2001	7,380,000	7,380	641,711	(553,928)	-	95,163

Shares issued for cash at $0.25 per share	392,000	392	97,608	-	-	98,000
Shares issued for cash at $0.17 per share	1,351,352	1,351	223,322	-	-	224,673
Net (loss)	-	-	-	(788,629)	(17)	(788,646)
Balance, December 31, 2002	9,123,352	9,123	962,641	(1,342,557)	(17)	(370,810)

Shares issued for cash at $0.25 per share	577,000	577	143,673	-	-	144,250
Share issuance costs forgiven	-	-	25,327	-	-	25,327
Net (loss)	-	-	-	(496,046)	29	(496,017)
Balance, December 31, 2003	9,700,352	9,700	1,131,641	(1,838,603)	12	(697,250)

Shares issued for cash at $0.25 per share	608,000	608	151,392	-	-	152,000
Shares issued in repayment of loan related
to exploration agreement at
$0.42 per share	1,200,000	1,200	498,800	-	-	500,000
Shares issued as stock grant at
$0.25 per share	600,000	600	149,400	-	-	150,000
Net (loss)	-	-	-	(853,593)	(73)	(853,666)
Balance, December 31, 2004	12,108,352	12,108	1,931,233	(2,692,196)	(61)	(748,916)

Stock grant at $0.25 per share	1,750,000	1,750	435,750	-	-	437,500
Stock option exercised at $0.25 per share	10,000	10	2,490	-	-	2,500
Stock issued for cash at $0.25 per share	276,000	276	68,724	-	-	69,000
Stock issued for satisfaction of payables
at $0.25 per share	1,280,000	1,280	318,720	-	-	320,000
Shares issued for cash at $0.47 per share	2,728,500	2,729	1,272,271	-	-	1,275,000
Shares issued for cash at $0.50 per share	122,000	122	60,878	-	-	61,000
Shares issued for cash at $0.50 per share	30,000	30	14,970	-	-	15,000
Net (loss)	-	-	-	(1,217,911)	200	(1,217,711)
Balance, December 31, 2005	18,304,852	18,305	4,105,036	(3,910,107)	139	213,373

Stock options exercised at $0.25 per share	240,000	240	59,760	-	-	60,000
Stock options granted	-	-	147,050	-	-	147,050
Director stock grant at $1.00 per share	100,000	100	99,900	-	-	100,000
Shares issued for cash at $1.00 per share,
net of issuance costs	4,600,000	4,600	4,346,600	-	-	4,351,200
Shares issued for investor relations
services at $1.14 per share	280,000	280	319,720	-	-	320,000
Shares issued for cash at $1.20 per share,				-	-
net of issuance costs	4,322,000	4,322	4,924,378	-	-	4,928,700
Shares issued for investment banking						-
services at $1.20 per share	257,700	257	(257)	-	-	-
Employee stock grants at $1.71 per share	35,000	35	59,815	-	-	59,850
Net (loss)	-	-	-	(2,686,762)	19,544	(2,667,218)

Balance, December 31, 2006	28,139,552	$28,139	$14,062,002	$(6,596,869)	$19,683	$7,512,955

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006 and 2005
and for the period from Inception (August 24, 1998) to December 31, 2006

			Inception
			(August 24, 1998) to
	2006	2005	December 31, 2006

Cash flows from operating activities:
Net (loss)	$(2,686,762)	$(1,217,911)	$(6,596,869)
Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation	18,039	7,248	25,287
Stock compensation	626,900	87,500	1,214,400
Management fee paid in stock	-	-	392,191
Related party payable paid in stock	-	320,000	320,000
Foreign currency translation adjustment	19,544	200	19,683
Issuance cost forgiven	-	-	25,327
Changes in operating assets and liabilities:
Operating assets	(191,135)	(11,446)	(206,112)
Accounts payable and accrued liabilites	426,326	20,093	451,163
Other liabilities - related parties	(8,770)	(384,962)	-
Other	-	-	(4,569)
Total adjustments	890,904	38,633	2,237,370

Net cash (used in) operating activities	(1,795,858)	(1,179,278)	(4,359,499)

Cash flows from investing activities:
Capital expenditures	(59,966)	(61,600)	(121,566)
Net cash (used in) investing activities	(59,966)	(61,600)	(121,566)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	4,351,200	-	4,351,200
Cash proceeds from other sales of stock	4,928,700	1,405,000	7,177,623
Cash proceeds from exercise of options	60,000	2,500	62,500
Proceeds from debentures - founders	-	-	50,000
Proceeds from exploration funding agreement - Canyon Resources	-	-	500,000
Net cash provided by financing activities	9,339,900	1,407,500	12,141,323

Net increase in cash and equivalents	7,484,076	166,622	7,660,258

Cash and equivalents at beginning of year	176,182	9,560	-

Cash and equivalents at end of year	$7,660,258	$176,182	$7,660,258

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$-	$-	$500,000
Conversion of founders debentures into
common stock	$-	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

 GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

1.     Summary of Significant Accounting Policies

        Basis of Presentation:    Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company. The Company has not generated any revenues from operations. The consolidated financial statements included herein are expressed in United States dollars, the Company's functional currency.

        Basis of Consolidation:    The consolidated financial statements include the accounts of the Company and its wholly owned Mexican corporation subsidiaries, Don David Gold S.A. de C.V. and Golden Trump S.A. de C.V. The expenditures of Don David Gold and Golden Trump are generally incurred in Mexican pesos. Significant intercompany accounts and transactions have been eliminated.

        Statements of Cash Flows:    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

        Exploration and Development Costs:    Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. In addition, the Company may capitalize previously expensed acquisition and exploration costs if it is later determined that the property can economically be developed. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

        Property and Equipment:    All items of property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

        Depreciation:    Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Trucks and autos	4 to 5 years
Office furniture and equipment	5 to 10 years
Computer hardware and software	3 years
Exploration equipment	6 to 8 years

 GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        Property Retirement Obligation:    The Company implemented SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made.

        The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has determined that it has no property retirement obligations as of December 31, 2006.

        Stock Option Plans:    Effective January 1, 2006, the Company implemented SFAS 123, “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as amended. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

Prior to January 1, 2006, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for all stock option plans. Under APB Opinion 25, no compensation cost was recognized for stock options issued to employees as the exercise price of the Company's stock options granted equaled or exceeded the market price of the underlying common stock on the date of grant.

        Per Share Amounts:    SFAS 128, "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (20,218,659 for 2006 and 16,164,715 for 2005) . Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. As of December 31, 2006 and 2005, stock options are not considered in the computation of diluted earnings per share as their inclusion would be antidilutive.

        Income Taxes:    The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes". Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

        Use of Estimates:    The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Business Risks:    The Company continually reviews the mining and political risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company's operations have been and in the future may be, affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The Company's business is subject to extensive licensing, permitting, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

        Fair Value of Financial Instruments:    SFAS 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006.

        The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, refundable tax payments, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

        Concentration of Credit Risk:    The Company's operating cash balances are maintained in two primary financial institutions and periodically exceed federally insured limits. The Company believes that the financial strength of these institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

 GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        Foreign Operations:    The Company's present activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

        Foreign Currency Translation:    The local currency, the Mexican peso, is the functional currency for the Company's subsidiaries. Current assets and current liabilities are translated using the exchange rate in effect at the balance sheet date. Other assets and liabilities are translated using historical exchange rates. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' equity.

        Recent Pronouncements:    The FASB has issued FSP EITF 00-19-2. This FSP states that the contingent obligation to make future payments or other transfers of consideration under a registration payment arrangement, issued as a separate agreement or included as a part of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS 5. Also, a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP was adopted on October 1, 2006.

        In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the Company’s fiscal year beginning January 1, 2008. We are currently determining the effect of this statement on our financial reporting

        In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely that not of being sustained upon examination based on the technical merits of the position. This interpretation also includes guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective January 1, 2007 with the cumulative effect reported as an adjustment to the opening balance of retained earnings for the fiscal year. We are currently determining the effect of this interpretation on our financial reporting.

2.     Mineral Properties

El Aguila

        Effective November 1, 2002, the Company, through its subsidiary, Don David Gold S.A. de C.V. leased a prospective gold/silver property located in the state of Oaxaca, Mexico, designated the "El Aguila" property, from Jose Perez Reynoso, a consultant to the Company. The El Aguila property is an exploration stage property and incorporates approximately 4,685 acres as of December 31, 2006. The lease agreement for El Aguila is subject to a 4% net smelter return royalty to the lessor where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. The lease agreement required the Company to make periodic advance royalty payments at various times through October, 2006. Aggregate advance royalties paid under this lease were $260,000 through December 31, 2006.

        Through December 31, 2006, the Company has spent or incurred approximately $1,978,000 in acquisition, exploration and related costs for El Aguila of which approximately $629,000 was spent in 2006.

 GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

3.     Property and Equipment

        At December 31, 2006, property and equipment consisted of the following:

Trucks and autos	$60,203
Office furniture and equipment	50,693
Exploration equipment	10,670
Subtotal	121,566
Accumulated depreciation	(25,287)
Total	$96,279

4.     Income Taxes

        At December 31, 2006, the Company has tax loss carryforwards approximating $5,800,000 that expire at various dates through 2026. The principal difference between the net loss for book purposes and the net loss for income tax purposes relates to the $320,000 payment in shares to US Gold Corporation ("US Gold") which is deductible for tax purposes when recognized as income by US Gold, and non cash compensation expense recorded for grants in the form of common stock shares or options to purchase common stock shares. The non-deductible amount of such compensation was $1,523,000.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006, are presented below:

Deferred tax assets:
Net operating loss carryforwards	$1,972,000

Less valuation allowance	(1,972,000)
Net deferred tax asset	$-

        At this time, the company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The change in the valuation allowance was approximately $900,000 during 2006.

        A reconciliation of the tax provision for 2006 and 2005 at statutory rates is comprised of the following components:

	2006	2005
Tax at statutory rates	$(914,000)	$(421,000)
Book to tax adjustments:
Stock and option grants	217,000	30,000
Net operating loss	697,000	391,000
Tax provision	$-	$-

 GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

5.     Shareholders' Equity (Deficit)

        Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one additional share of common stock, par value $.001, was issued for each common share outstanding as of that date. All of the financial information in this report has been adjusted to reflect the effect of this two-for-one stock split and the increase in authorized shares.

        The Company was formed August 24, 1998 by William W. Reid and David C. Reid (the "Founders"). During 1998 and 1999, the Founders received 3,800,000 shares of common stock valued at $1,900 for administrative and organization expenses. The Company remained generally inactive through 1999.

        Commencing July 1, 2000, the Company and US Gold, a publicly traded Colorado corporation, entered into a management contract whereby US Gold provided general management of the business activities of the Company through December 31, 2001. Under this management contract, US Gold was issued 2,560,000 shares of common stock of the Company. The 2,560,000 shares were valued at $392,191 or approximately $.15 per share. Through this arrangement the Company benefited from experienced management without the need to raise cash funding for the related cost of such management and administration. The Company was, however, responsible for all additional funding needed.

        During 2001, the Founders made convertible debenture loans to the Company and then converted $50,000 in convertible debentures into 200,000 shares of common stock of the Company at a conversion price of $.25 per share.

        In September 2001, the Company commenced the sale of its common shares under exemptions offered by federal and state securities regulations. During 2001 the Company sold 820,000 shares at $.25 per share to various parties, and as noted above, Founders converted debenture debt of $50,000 into 200,000 shares at $.25 per share.

        During 2002, the Company sold 392,000 shares at $.25 per share ($98,000) to various parties and 1,351,352 shares at approximately $.17 per share ($224,673) to an institutional investor, RMB International (Dublin) Limited ("RMB").

        During 2003, the Company sold 577,000 shares at $.25 per share raising net proceeds of $144,250. Effective September 30, 2003, US Gold acquired the RMB shares in exchange for US Gold shares, and terminated the obligation of the Company to pay RMB approximately $25,327 in transaction costs, which was added back into paid-in-capital.

        In August 2003, the Company entered into an exploration agreement with Canyon Resources Corporation, a public company with shares traded on the American Stock Exchange under symbol "CAU" ("Canyon"), whereby Canyon had the right to earn a 50% interest in the El Aguila property from the Company in exchange for funding $3.5 million in exploration and development costs at the El Aguila property, or alternatively, Canyon could receive 1,200,000 shares of the common stock of the Company for funding $500,000 for exploration drilling at El Aguila. The $500,000 funding from Canyon was structured as a non-interest bearing loan. The drilling programs were completed in 2003 and included approximately 12,939 feet of drilling focused on one target area of the property. This exploration drilling encountered some mineralization which will require additional exploration drilling in order to fully evaluate. Effective September 1, 2004, Canyon elected to convert its loan of $500,000 into 1,200,000 shares of common stock of the Company.

        Also, during 2004, the Company sold 608,000 shares at $.25 per share raising net proceeds of $152,000. Additionally, the Company made a stock grant of 600,000 shares at $.25 per share or $150,000 to a consultant of the Company, Jose Perez Reynoso.

        Effective January 2, 2005, the Company made common stock awards to its two executive officers and a consultant of an aggregate 1,750,000 shares for services performed during 2004 and 2005. The shares were valued at $437,500 (or $0.25 per share) which was recorded as stock based compensation expense of $350,000 in 2004 and $87,500 in 2005. In this distribution of common stock, William W. Reid received 1,000,000 shares, David C. Reid received 500,000 shares and William F. Pass received 250,000 shares. Also effective January 2, 2005, a stock option agreement with William F. Pass covering 400,000 shares of common stock at exercise price of $.25 per share was reduced by 250,000 shares leaving 150,000 shares remaining subject to option.

 GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        During 2005 an individual exercised stock options for 10,000 shares for $2,500. In June 2005, the Company issued 1,280,000 shares to US Gold Corporation in satisfaction of $320,000 owed for a prior year management contract.

        During 2005, the Company sold 428,000 shares to individual investors for cash proceeds of $145,000 (276,000 shares at $0.25 per share and 152,000 shares at $0.50 per share).

        In addition, during July and August 2005, the Company closed transactions under a Subscription Agreement and Stock Purchase Option Agreement with Heemskirk Consolidated Limited ("Heemskirk"), an Australian global mining house, whereby Heemskirk purchased 2,000,000 shares of common stock of the Company at $0.50 per share. A finder’s fee of 140,000 shares was paid to a third party (resulting a net value of $0.47 per share). Heemskirk had previously purchased (in April, 2005) 150,000 shares of common stock at $0.50 per share and the Company had paid a finder’s fee of 10,500 shares. The Company agreed to give Heemskirk a first right of offer for any financings, including sale of equity, the Company may pursue, subject to the prior rights of Canyon discussed above. In a similar transaction during August 2005, the Company sold 400,000 shares to another investor raising $200,000 and paid a finder’s fee to a third party of 28,000 shares. These transactions resulted in the issuance of 2,728,500 shares for net cash proceeds of $1,275,000 ($0.47 per share).

        During 2006, the Company sold 4,600,000 shares of common stock at $1.00 per share in a public offering under a Form SB-2 registration statement that was declared effective on May 15, 2006. The Company received cash proceeds of $4,351,200 (net of finders’ fees of $248,800).

          During 2006, the Company completed a private placement of 4,322,000 shares of common stock at $1.20 per share, and received net cash proceeds of $4,928,700, after deducting finders’ fees of $257,700. The Company also issued 257,700 shares of common stock as finders’ fees in connection with this private placement.

        During 2006, the Company received cash proceeds of $60,000 pursuant to the exercise of options to purchase 240,000 shares at $0.25 per share.

        In May, 2006, the Company made a common stock award of 100,000 shares to a director. These shares were valued at $100,000. In December, 2006, the Company made a common stock award of 35,000 shares to two employees. These shares were valued at fair market value of $59,850. In October, 2006, the Company issued 250,000 shares of restricted common stock in exchange for investor relations services. These shares were valued at fair market value of $275,000. The Company entered into an investor relations contract that required the issuance of 30,000 shares of restricted common stock during 2006. These shares were valued at fair market value of $45,000.

        The Company may continue to raise capital through the sale of its common shares and may also seek other funding or corporate transactions to achieve its business objectives.

        As of December 31, 2006, the Founders beneficially own a total of 8,131,145 shares or approximately 29% of the outstanding shares.

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

 GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        During the year ended December 31, 2006, stock options were granted to purchase 1,200,000 shares of common stock. Grants covering 1,100,000 shares were issued to an employee and a director at an exercise price of $1.00 and a term of thirty-three months. All options vested in 2006. Stock option compensation expense of $141,350 was recorded based upon a fair value calculation using the following assumptions: expected life of 2.75 years, stock price of $1.00 at date of grant, dividend yield of 0%, and interest rate of 5%. Grants covering 100,000 shares were issed to a service provider with an exercise price of $1.00 per share and a term of twenty-four months. Options covering 50,000 shares vested in 2006 and options covering 50,000 shares are expected to vest in 2007. Stock option compensation expense of $5,700 was recorded based upon a fair value calculation using the following assumptions: expected life of two years, stock price of $1.00 at date of grant, dividend yield of 0%, and interest rate of 5%.

        Prior to Juanuary 1, 2006, the Company applied APB Opinion 25, “Accounting for Stock Issued to Employees”, and disclosed pro-forma information regarding net income and earnings per share as if stock based compensation cost had been determined using a fair value based method. No stock options were granted in 2005, thus pro-forma net (loss) and (loss) per share were the same as the actual amounts repted.

	2006			2005
	Shares	Weighted Average Exercise Prices		Shares		Weighted Average Exercise Prices
Outstanding, beginning of year	1,640,000		$.25		1,900,000		$.25
Granted	1,200,000		$1.00		---	$	---
Terminated	---	$	---		(250,000)		$.25
Exercised	(240,000)		.25		(10,000)		.25

Outstanding, end of year	2,600,000		$.60		1,640,000		$.25
Options exercisable, end of year	2,550,000		$.59		1,640,000		$.25

Weighted average fair value of Option granted during year	$.13			$	---

6.     Rental Expense and Commitment and Contingencies

        In September 2005, the Company entered into a 3 year lease on office space in Denver, Colorado. Required payments approximate $1,500 per month. Remaining minimum lease obligations for future calendar years will be $17,700 in 2007 and $13,400 in 2008. Rent expense for 2006 was $17,000.

        Effective January 1, 2006, the Company entered into employment agreements with its executive officers which extend for a three-year term. Pursuant to the terms of those agreements, William Reid is being paid $240,000 and David Reid is being paid $170,000 annually. Each individual also participates in health and other insurance programs that the Company maintains. The employment agreements are automatically renewable for one-year terms unless either party gives notice to the other that they do not wish to renew the agreement, not less than 120 days prior to expiration.

        Pursuant to the terms of the employment agreements, the employee would be entitled to certain payments in the event his employment is terminated under certain circumstances. If the Company terminates the agreement without cause, or either executive officer terminates the agreement "with good reason," the Company would be obligated to pay two years of compensation in accordance with its regular pay periods. Termination by an executive officer with good reason includes a change in control.

 GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

        We signed a drilling contract in October 2006 for a minimum of 11,000 feet of additional core drilling. We have the option to expand the drilling up to 10,000 meters (approximately 33,000 feet). This contract represents a minimum financial commitment of $300,000 and a maximum financial commitment of $1,000,000 over the term of the agreement. There are numerous exploration targets that will now be tested with the objective of delineating and expanding the previously identified mineralization.

7.     Related Party Transactions:

US Gold—

        Effective July 1, 2000, the Company and US Gold entered into a management contract whereby US Gold provided general management of the business activities of the Company through December 31, 2001 in exchange for 2,560,000 shares of common stock of the Company valued at $392,191 or approximately $.15 per share, representing the actual allocated internal costs recorded by US Gold in its performance of the contract. Effective January 1, 2002, the Company and US Gold entered into a second Management Contract with a duration of one year (the "2002 Management Contract"). Under the 2002 Management Contract, US Gold provided general management of the business activities of the Company through December 31, 2002 in exchange for payment of $30,000 per month to US Gold. The Company paid US Gold $30,000 under the 2002 Management Contract and owed US Gold $330,000 at December 31, 2004. In June 2005, the Company paid $10,000 and issued 1,280,000 shares to US Gold Corporation in satisfaction of $320,000 owed.

        In July 2005, in connection with a change in control of US Gold, the employment agreements of Messrs. William Reid, David Reid and William Pass with that entity were terminated. In partial payment of the obligations of US Gold under those agreements, that entity transferred all its shares in the company to the two former US Gold employees and Mr. Pass and US Gold no longer owns an interest in our Company.

Jose Perez Reynoso—

        The Company has certain contractual business arrangements with Jose Perez Reynoso, a Mexican national and consultant to the Company. Mr. Reynoso has been retained as a full-time consultant to the Company at $7,000 per month during 2005 and increased to $9,000 per month effective November 2006 under a month-to-month arrangement. The Company also leased the El Aguila Property from Mr. Reynoso, paying him $5,000 advance royalty during 2002, $25,000 in 2003, $20,000 in 2004, $105,000 in 2005, and $100,000 in 2006. Also as noted in Footnote 5 above, Mr. Reynoso was granted a stock bonus of 600,000 common shares valued at $.25 per share for $150,000 during 2004.

Other—

        During 2005, the executive officers and Mr. Reynoso made certain cash advances to the Company to allow payment of certain obligations. The net amount of such advances was $8,770 as of December 31, 2005, all of which was repaid during 2006.

         During 2006, Messrs. William Reid and David Reid each loaned $160,000 to the Company. The loans were non-interest bearing and due on demand. These loans were paid in full during September, 2006.

8.   Subsequent Events—

 Subsequent to December 31, 2006, we issued 30,000 shares of our common stock to a consultant performing investor relations work on our behalf.

 In February 2007, the Company leased a 100% interest in the Solaga property, subject to a 4% net smelter return royalty on any production.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 8A.    CONTROLS AND PROCEDURES

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following individuals presently serve as our officers and directors:

			Board
Name and			Position
Municipality of Residence	Age	Positions With the Company	Held Since

William W. Reid Denver, Colorado	58	President, Chief Executive Officer and Director	1998

David C. Reid Denver, Colorado	57	Vice President, Secretary, Treasurer and Director	1998

Bill M. Conrad Colorado Springs, Colorado	50	Director	2006

Frank L. Jennings Longmont, Colorado	56	Chief Financial Officer,	N/A

Each of our directors is serving a term which expires at the next annual meeting of shareholders and until his or her successor is elected and qualified or until he or she resigns or is removed. Our officers serve at the will of our Board of Directors.

Messrs. William and David Reid should be considered founders of our company, as each has taken initiative in the organization of our business. William Reid and David Reid are brothers.

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

William W. Reid. Mr. Reid has served as a director and our President and Chief Executive Officer since our inception in 1998. Since August 2005, Mr. Reid has devoted all of his business time to our affairs, averaging 40 hours per week. Mr. Reid received a Bachelor of Science in physics in 1970 and a Master's in Economic Geology in 1972 from Purdue University. From 1977 to August 18, 2005, he served as the President, Chief Executive Officer and Chairman of the Board of Directors of US Gold Corporation, a Colorado corporation engaged in the exploration of gold mining properties. During his tenure with US Gold, that entity acquired, developed and produced gold from five different mines, but has not produced any revenue since 1990.

David C. Reid. Mr. David Reid has served as a director and our Vice President since our inception in 1998. Since August 2005, he has devoted all of his time to our business and affairs, also averaging 40 hours per week. From 1977 to August 18, 2005, he was the Vice President and a director of US Gold during the time that it acquired, developed and produced gold. Mr. Reid received a Bachelor of Science degree in geology from Ball State University in 1972.

Bill M. Conrad. Mr. Conrad was elected to the Board of Directors on June 1, 2006. Mr. Conrad is presently the vice-president, secretary and a director of Blue Star Energy, Inc., a private Colorado corporation engaged in the energy industry. Prior to that, he served as president and a director of Wyoming Oil & Minerals, Inc., a publicly traded Wyoming corporation, and New Frontier Energy, Inc., a publicly traded Colorado corporation, both engaged in the oil and gas industry. The securities of Wyoming Oil & Mineral and New Frontier Energy are quoted on the OTCBB.

Frank L. Jennings. Mr. Jennings was appointed to serve as our principal financial officer to replace William F. Pass, who resigned from that position effective June 1, 2006. Mr. Jennings serves our company on a part-time basis as his services are deemed necessary. Since 2001, Mr. Jennings has been a financial consultant and provides management and financial consulting services primarily to smaller public companies. From 2000 to 2005, he served as the chief financial officer and a director of Global Casinos, Inc., a publicly traded Utah corporation, and from 2001 to 2005, he served as the chief financial officer and a director of OnSource Corporaton, now known as Ceragenix Pharmaceuticals, Inc., a publicly traded Delaware corporation. During his tenure with Global Casinos and Ceragenix Pharmaceuticals, each company was engaged in the gaming industry and each had common stock quoted on the OTC Bulletin Board.

Other Significant Employees or Consultants

In addition to our officers and directors, we also utilize the services of the following significant consultant:

Jose Perez Reynoso. Mr. Reynoso, a Mexican national, has served our company as a full time consultant since 2002. In that capacity, he oversees all our operations in Mexico, and provides advice in relations with the Mexican Government. From 1995 to 2002, he was a consulting geologist for mining companies operating in Mexico. Mr. Reynoso received an undergraduate degree in geology and engineering in 1974 and a master's degree in economic geology in 1979 from the National University of Mexico. We leased the El Aguila property from Mr. Reynoso in 2002.

Board Committees

Our Board of Directors established a standing Audit, Compensation and Nominating Committee during 2006.

Audit Committee. The Audit Committee, comprised of Bill Conrad as chairman and William Reid, recommends the selection and appointment of our independent accountants to the Board of Directors and reviews the proposed scope, content and results of the audit performed by the accountants and any reports and recommendations made by them. Only Mr. Conrad meets the definition of “independent” as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc. (“Marketplace Rules”), since William Reid also serves as our Chairman and Chief Executive Officer. As of the date of this report, the Audit Committee has not adopted a formal charter, however the committee expects to do so in the near future.

Our Board of Directors has determined that Bill Conrad, the chairman of the Audit Committee, qualifies as an audit committee financial expert in that he has (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal controls over financial reporting; and (v) an understanding of the audit committee functions. Mr. Conrad acquired these attributes through experience in analyzing financial statements of companies, and through his experience as an executive officer of other publicly traded companies.

Nominating Committee. The Nominating Committee is responsible for identifying potential candidates for the Board of Directors. The committee will establish qualifications for candidacy, assess potential candidates and make recommendations to the board, based upon the committee’s assessment of the candidate’s past business and management experience, their special expertise in an area of strategic interest to our business, the candidate’s ability to devote sufficient time and attention to our business, and their willingness to serve and actively contribute to our business. The Nominating Committee is comprised of two members, being David Reid as chairman, and William Reid. None of the members of the Nominating Committee are independent within the meaning of Rule 4200(a)(15) of the Marketplace Rules since both members are also our executive officers.

Compensation Committee. The Compensation Committee, comprised of Bill Conrad as chairman and David Reid, is responsible for reviewing the compensation of our executive officers and directors on an ongoing basis. In performing this function, the Compensation Committee may consider, among other things, the types of compensation and amounts paid to executives and directors of public companies of equivalent size, stage of development in the industry and activity levels. The findings of this compensation review are used to determine an appropriate level of compensation for the executives and directors, reflecting the need to maintain competitiveness and recruit and retain qualified personnel within the context of our financial and other resources. Mr. Conrad qualifies as independent under Rule 4200(a)(15) of the Marketplace Rules.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not registered under the Securities Exchange Act of 1934, as amended, and are not subject to the reporting requirements of Section 16(a).

Code of Ethics

We have not yet adopted a written Code of Ethics, however, we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs. As the company is still in the process of putting its formal corporate governance structure into place, we plan to adopt a formal Code of Ethics in the near future.

ITEM 10.    EXECUTIVE AND DIRECTOR COMPENSATION

The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer during 2006 and the other executive officer who was serving at fiscal year end December 31, 2006 (“Named Executive Officers”) for the periods indicated. Our company did not award cash bonuses, stock awards, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
William W. Reid	2006	$240,000	$—	$240,000
Chairman, C.E.O.	2005	$60,000	$9,600(2)	$69,600
and President(1)

David C. Reid,	2006	$170,000	$—	$170,000
Vice President and	2005	$42,500	$9,600(2)	$52,100
Director(1)
__________________

(1) The executive officer was not paid any additional compensation for his service as a director of our company.
(2) The executive officer was paid this amount as a consultant during the year.

Effective January 1, 2006, we entered into employment agreements with our executive officers which extend for a three-year term. Pursuant to the terms of those agreements, William Reid receives $240,000 and David Reid receives $170,000 annually as salary. Each individual also participates in health and other insurance programs that we maintain. The employment agreements are automatically renewable for one-year terms on each anniversary of the effective date unless either party gives notice to the other that they do not wish to renew the agreement, not less than 120 days prior to expiration.

Pursuant to the terms of the employment agreements, the employee would be entitled to certain payments in the event their employment is terminated under certain circumstances. If we terminate the agreement without cause, or either executive officer terminates the agreement “with good reason,” we would be obligated to pay two years of compensation in accordance with our regular pay periods. Termination by an executive officer with good reason includes termination after a “change in control.”

In addition to our executive officers, we engage two consultants on a regular basis. Jose Perez Reynoso is the manager of our operations in Mexico and is paid at the rate of $9,000 per month. Frank Jennings, our financial consultant, is paid on an hourly basis, which we expect will not exceed $3,000 per month in the aggregate. We do not have a written agreement with either consultant.

In June 2006, we retained Bill Conrad to serve on our Board of Directors. Mr. Conrad is independent under the definition set forth in Rule 4200(a)(15) of the Marketplace Rules. In return for his service on our Board and its committees, Mr. Conrad receives cash compensation in the amount of $3,000 per month and also received a stock grant of 100,000 shares of our common stock, valued at $1.00 per share and options to acquire up to 500,000 shares of stock on or before March 9, 2009 for $1.00 per share. The table below summarizes the compensation of our only director who is not also one of our executive officers and whose compensation is not disclosed in the Summary Compensation Table, for the fiscal year ended December 31, 2006:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Bill M. Conrad	$ 21,000	$ 100,000	$ 64,250(1)	$ —	$ 185,250

 _________________

(1) Calculated in accordance with SFAS 123(R).

All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such. Our company presently does not maintain a non-equity incentive compensation plan, thus such item has been omitted from the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our Named Executive Officers’ equity-based compensation outstanding at the year ended December 31, 2006. Our company did not issue stock awards to our Named Executive Officers during the past two fiscal years, thus the information is omitted in the table below:

	Option Awards
Name			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Number of Securities Underlying Unexercised Options (Exercisable)	Number of Securities Underlying Unexercised Options (Unexercisable)
	(#)	(#)	(#)	($)
William W. Reid	400,000	0	0	$0.25	10/9/2013
William W. Reid	400,000	0	0	$0.25	4/22/2014
David C. Reid	400,000	0	0	$0.25	10/9/2013
David C. Reid	200,000	0	0	$0.25	4/22/2014

We did not grant any options to our executive officers during 2006 or 2005. During the year ended December 31, 2004, we granted options to acquire a total of 700,000 shares of our common stock to our officers and a consultant, which represented 100% of the options we granted to our employees in that year. Our executive officers did not exercise any stock options awarded in prior years during 2006.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 26, 2007, there are a total of 28,169,552 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each of the individuals is our address, 222 Milwaukee Street, Suite 301, Denver, Colorado 80206. All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder, we assumed that any options owned by an individual and exercisable within 60 days are exercised, but not the options owned by any other individual.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number	Percentage (%)

William W. Reid(1)	4,559,806(4)(5)	15.7%

David C. Reid(1)	4,191,539(6)	14.6%

Bill M. Conrad(2)	577,000(7)	2.0%

Frank Jennings (3)	0	0.0%

Beth Reid	4,559,806(8)	15.7%
25 Downing Street, #1-501
Denver, CO 80218

All officers and directors as a group
(4 persons)	9,328,345(4)(5)(6)(7)	31.0%
____________________

(1) Officer and director.
(2) Director.
(3)  Officer.
(4) Includes options to purchase 800,000 shares which are currently exercisable.
(5) Includes 1,540,200 shares owned by the reporting person's spouse, of which he disclaims beneficial ownership.
(6) Includes options to purchase 600,000 shares which are currently exercisable.
(7) Includes options to purchase 500,000 shares which are currently exercisable.
(8) Includes 3,019,606 shares owned by the reporting person's spouse, of which she disclaims beneficial ownership.

Changes in Control

One of our shareholders, Heemskirk Consolidated Limited, holds the first right to acquire any stock offered by us until August 2008. While we presently have no plans to issue additional stock, to the extent we do and this entity exercises its right to acquire all or a portion of that stock, its percentage ownership interest in our company may increase. This may result in a change in control.

Equity Incentive Plan

Our Non-Qualified Stock Option and Stock Grant Plan (also as referred to as the "Plan") was adopted by us effective March 4, 1999. The Plan terminates by its terms on March 3, 2009. Under the Plan, as approved by shareholders on March 4, 2005, a total of 6,000,000 shares of common stock are reserved for issuance thereunder. Set forth in the table below is information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance. During 2006, we issued 135,000 shares of common stock and 1,100,000 options pursuant to the Plan.

Non-Qualified Stock Option and Stock Grant Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by shareholders	2,500,000	$0.58 per share	3,115,000
Equity compensation plans not approved by shareholders	0	—	0
TOTAL	2,500,000		3,115,000

Under the Plan, non-qualified stock options and/or grants of our common stock may be issued to key persons. Key persons include officers, directors, employees, consultants and others providing service to us. The Plan was established to advance the interests of our company and our stockholders by affording key persons, upon whose judgment, initiative and efforts we may rely for the successful conduct of our businesses, an opportunity for investment in our company and the incentive advantages inherent in stock ownership in our company. This Plan gives our Board of Directors broad authority to grant options and make stock grants to key persons selected by the Board while considering criteria such as employment position or other relationship with us, duties and responsibilities, ability, productivity, length of service or association, morale, interest in us, recommendations by supervisors, and other matters, and to set the option price, term of option, and other broad authorities. Options may not be granted at less than the fair market value at the date of grant and may not have a term in excess of 10 years.

Options granted under the Plan do not generally give rise to taxable income to the recipient or any tax consequence to us, since the Plan requires that the options be issued at a price not less than the fair market value of the common stock on the date of grant. However, when an option is exercised, the holder is subject to tax on the difference between the exercise price of the option and the fair market value of the stock on the date of exercise. We receive a corresponding deduction for income tax purposes. Recipients of stock grants are subject to tax on the fair market value of the stock on the date of grant and we receive a corresponding deduction. The foregoing is intended as a summary of the income tax consequences to an individual recipient of an option or stock grant, and should not be construed as tax advice. Holders of stock options or common stock should consult their own tax advisors.

Shares issued upon exercise of options or upon stock grants under the Plan are "restricted securities" as defined under the Securities Act, unless a registration statement covering such shares is effective. Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144) which exemptions typically impose conditions on the sale of the shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2005 and 2006, William Reid and David Reid each advanced money to us to meet short-term working capital requirements. The loans were represented by promissory notes totaling $160,000, which were non-interest bearing and due on demand. We used the proceeds of the IPO to repay the notes in 2006.

ITEM 13.    EXHIBITS

The following exhibits are filed with or incorporated by referenced in this report:

3.1
Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1, File No. 333-129321).

3.1.1
Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1, File No. 333-129321).

3.2	Bylaws of the Company dated August 28, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.2, File No. 333-129321).

4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).

10.1
Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2	Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.2, File No. 333-129321).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.4	Lease Agreement dated September 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.4, File No. 333-129321).

10.5
Agreement dated July 28, 2003 between the Company and Canyon Resources Corporation (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.5, File No. 333-129321).

10.6
Agreement dated August 2, 2005 between the Company and Heemskirk Consolidated Limited (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.6, File No. 333-129321).

10.7
Agreement dated August 15, 2005 by and between the Company and Heemskirk Consolidated Limited (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.7, File No. 333-129321).

10.8
Employment Agreement between the Company and William W. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.8, File No. 333-129321).

10.9
Employment Agreement between the Company and David C. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.9, File No. 333-129321).

10.10	Promissory Note in favor of David C. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on May 1, 2006, Exhibit 10.10, File No. 333-129321).

10.11	Promissory Note in favor of William W. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on May 1, 2006, Exhibit 10.11, File No. 333-129321).

10.12
Form of Subscription Agreement between the Company and investors in the November 2006 private placement (incorporated by reference from our report on Form 8-K dated December 7, 2006, Exhibit 10.1, File No. 333-129321).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees paid to (or accrued to) our principal accounting firm of Stark Winter Schenkein & Co., LLP in last two years ended December 31, 2006:

	2006	2005
Audit Fees	$28,675	$16,000
Audit Related Fees	0	0
Tax Fees	$1,500	0
All Other Fees	0	0
Total Fees	$30,175	$16,000

It is the policy of the Audit Committee of our Board of Directors to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company. All services of the principal accounting firm reflected above were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

/s/ William W. Reid
Dated: March 28, 2007	By: William W. Reid, Chairman of the Board, President and Chief Executive Officer

/s/ Frank L. Jennings
Dated: March 30, 2007	By: Frank L. Jennings, Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid	Chairman of the Board,	March 28, 2007
William W. Reid	President and
Chief Executive Officer

/s/ Frank L. Jennings	Chief Financial	March 30, 2007
Frank L. Jennings	Officer and Principal
Accounting Officer

/s/ Bill M. Conrad	Director	March 30, 2007
Bill M. Conrad