Form 10KSB/A
period 2006-12-31
GOLD RESOURCE CORP
filed 2007-05-07
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

EXPLANATORY NOTE

This amendment to Form 10-KSB for the year ended December 31, 2006 is being filed to revise the information contained in the Summary Compensation Table in Item 10 of the original report.

ITEM 10.    EXECUTIVE AND DIRECTOR COMPENSATION

The following table summarizes the total compensation for the last two years of all persons who served as our chief executive officer during 2006 and the other executive officer who was serving at fiscal year end December 31, 2006 (“Named Executive Officers”) for the periods indicated. Our company did not award cash bonuses, stock options or non-equity incentive plan compensation to any Named Executive Officer during the past two fiscal years, thus these items are omitted from the table below:

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Awards	All Other Compensation	Total
William W. Reid	2006	$ 240,000	$ —	$ —	$ 240,000
Chairman, C.E.O.	2005	$ 60,000	$ 250,000(2)	$ 9,600(3)	$ 319,600
and President(1)

David C. Reid,	2006	$ 170,000	$ —	$ —	$ 170,000
Vice President and	2005	$ 42,500	$ 125,000(4)	$ 9,600(3)	$ 177,100
Director(1)

______________________
(1) The executive officer was not paid any additional compensation for his service as a director of our company.
(2) Includes 1,000,000 shares of common stock valued at $0.25 per share.
(3) The executive officer was paid this amount as a consultant during the year.
(4) Includes 500,000 shares of common stock valued at $0.25 per share.

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

 ______________________
(1) Calculated in accordance with SFAS 123(R).

All officers and directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such. Our company presently does not maintain a non-equity incentive compensation plan, thus such item has been omitted from the table above.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the amount of our Named Executive Officers’ equity-based compensation outstanding at the year ended December 31, 2006:

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

GOLD RESOURCE CORPORATION

/s/ William W. Reid
Dated: May 4, 2007	By: William W. Reid, Chairman of the Board, President and Chief Executive Officer

/s/ Frank L. Jennings
Dated: May 3, 2007	By: Frank L. Jennings, Chief Financial Officer,
Principal Accounting Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid	Chairman of the Board,	May 4, 2007
William W. Reid	President and
Chief Executive Officer

/s/ Frank L. Jennings	Chief Financial	May 3, 2007
Frank L. Jennings	Officer and Principal
Accounting Officer

/s/ Bill M. Conrad	Director	May 5, 2007
Bill M. Conrad