Form 10QSB
period 2007-03-31
GOLD RESOURCE CORP
filed 2007-05-15
CIK 1160791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____ to ________

GOLD RESOURCE CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	333-129321	84-1473173
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	I.R.S. Employer Identification Number

222 Milwaukee Street, Suite 301, Denver, Colorado 80206
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code: (303) 320-7708

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [_ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]   No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,169,552 shares of common stock outstanding as of May 10, 2007.

Transitional Small Business Disclosure Format: Yes [_]    No [X]

GOLD RESOURCE CORPORATION

Index

Page
Part I— FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheet (unaudited) as of March 31, 2007	3

Consolidated Statements of Operations (unaudited) for the
three months ended March 31, 2007 and 2006, and Inception
to March 31, 2007	4

Consolidated Statements of Cash Flows (unaudited) for the
three months ended March 31, 2007 and 2006, and Inception to
March 31, 2007	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis or Plan of Operation	10

Item 3. Controls and Procedures	13

Part II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 5. Other Events	14

Item 6. Exhibits	14

SIGNATURES	15

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
as of March 31, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$6,212,127
Refundable tax payments	190,417
Other current assets	20,563

Total current assets	6,423,107

Investment in mineral properties	—
Property and equipment - net	154,675
Other assets	1,469

Total assets	$6,579,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$152,082

Total current liabilities	152,082

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
28,169,552 shares issued and outstanding	28,170
Additional paid-in capital	14,134,811
Accumulated (deficit) during the exploration stage	(7,753,249)
Other comprehensive income:
Currency translation adjustment	17,437

Total shareholders' equity	6,427,169

Total liabilities and shareholders' equity	$6,579,251

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2007 and 2006,
and for the period from Inception (August 24, 1998) to March 31,2007
(Unaudited)

	2007	2006	Inception (August 24, 1998) to March 31, 2007
Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property exploration and evaluation	714,106	108,491	3,026,097
Property acquisition	10,000	—	468,681
Management contract - US Gold, related party	—	—	752,191
General and administrative
Salaries and benefits	140,842	118,119	1,131,766
Legal and accounting	73,025	60,555	391,576
Investor relations	72,038	—	225,023
Travel related	48,629	30,866	226,634
All other general and administrative	82,363	9,144	341,265
Stock based compensation
Stock awards	72,840	—	1,140,190
Grant of stock options	—	—	147,050
Depreciation	7,600	4,050	32,887

Total costs and expenses	1,221,443	331,225	7,883,360

Operating (loss)	(1,221,443)	(331,225)	(7,883,360)

Other income:
Interest income	65,063	246	130,111

(Loss) before income taxes	(1,156,380)	(330,979)	(7,753,249)

Provision for income taxes	—	—	—

Net (loss)	(1,156,380)	(330,979)	(7,753,249)

Other comprehensive income:
Currency translation gain (loss)	(2,246)	(2,140)	17,437

Net comprehensive (loss)	$(1,158,626)	$(333,119)	$(7,735,812)

Net (loss) per common share:
Basic and Diluted	$(0.04)	$(0.02)

Weighted average shares outstanding:
Basic and Diluted	28,151,885	18,304,852

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2007 and 2006,
and for the period from Inception (August 24, 1998) to March 31, 2007
(Unaudited)

	2007	2006	Inception (August 24, 1998) to March 31, 2007
Cash flows from operating activities:
Net cash (used) in operating activities	$(1,382,135)	$(244,110)	$(5,741,634)

Cash flows from investing activities:
Capital expenditures	(65,996)	—	(187,562)

Net cash (used in) investing activities	(65,996)	—	(187,562)

Cash flows from financing activites:
Cash proceeds from initial public stock offering	—	—	4,351,200
Cash proceeds from other sales of stock	—	—	7,177,623
Cash proceeds from exercise of options	—	—	62,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from notes payable - related parties	—	100,000	—
Proceeds from exploration funding agreement - Canyon Resources	—	—	500,000

Net cash provided by financing activities	—	100,000	12,141,323

Net increase (decrease) in cash and equivalents	(1,448,131)	(144,110)	6,212,127

Cash and equivalents at beginning of period	7,660,258	176,182	—

Cash and equivalents at end of period	$6,212,127	$32,072	$6,212,127

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Presentation.     The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2007 and 2006, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB.

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company. The Company has not generated any revenues from operations. The consolidated financial statements included herein are expressed in United States dollars, the Company’s reporting currency.

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

Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the period ended March 31, 2007, options to purchase 2,600,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

Foreign Operations.     The Company’s present exploration activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company’s investments.

Foreign Currency Translation.     The local currency, the Mexican peso, is the functional currency for the Company’s subsidiaries. Current assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Other assets and liabilities are translated using historical rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders’ equity.

2.    Mineral Properties

El Aguila.     Effective October 14, 2002, the Company, through its subsidiary, Don David Gold S.A. de C.V., leased a prospective gold/silver property located in the State of Oaxaca, Mexico, designated the “El Aguila” property, from Jose Perez Reynoso, a consultant to the Company. The El Aguila property is an exploration stage property and incorporates approximately 4,685 acres. The lease agreement for El Aguila is subject to a 4% net smelter return royalty to the lessor where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. Prior to 2007, the Company made periodic payments required under the lease totaling $260,000 and no further advance royalty payments are due.

Through March 31, 2007, the Company has spent or incurred approximately $2,525,000 in acquisition, exploration and related costs for El Aguila, of which approximately $714,000 was spent in 2007.

El Rey and Solaga.     The Company has acquired claims in another area of the Sierra Madre del Sur region by filing concessions under the Mexican mining laws, referred to by us as the El Rey property. Additionally, in February 2007, we leased a 100% interest in a property known as the Solaga property. We have conducted minimal exploration on these properties to date.

The El Rey project is an exploration stage property located approximately 64.4 kilometers (40 miles) from the El Aguila property. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila project mill if one was to be built in the future.

The Solaga property consists of a 400 hectare property, located approximately 120 kilometers (75 miles) from the El Aguila project. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980‘s, however, we cannot estimate if or when we will reopen the mine. The lease required an initial payment of $10,000 and requires the Company to spend $25,000 on the property during the first twelve months of the lease. The lease is subject to a 4% net smelter return royalty on any production.

3.    Property and Equipment

At March 31, 2007, property and equipment consisted of the following:

Trucks and autos	$104,653
Office furniture and equipment	72,239
Exploration equipment	10,670

Subtotal	187,562
less: accumulated depreciation	(32,887)

Total	$154,675

4.    Income Taxes

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

The reconciliation between the statutory federal tax rate and the effective tax rate as a percentage is as follows:

	2007	2006
Statutory federal income tax rate	34%	34%
Effect of net operating loss carry-forward	(32)	(34)
Effect of stock grants	(2)	—

Tax provision	—%	—%

At March 31, 2007, the Company estimates that its tax loss carry-forwards are approximately $6,900,000. These net operating loss carry-forwards (“NOL”) are available to offset future taxable income, if any, and expire at various dates through 2027. The principal difference between the accumulated deficit for book purposes and the NOL for income tax purposes relates to stock compensation expense which is not deductible for tax purposes.

At this time, the Company is unable to determine if it will be able to utilize the potential benefit of the tax loss carry-forwards. Accordingly, the Company has provided a valuation allowance for the entire amount of the deferred tax asset.

5.    Shareholders’ Equity

Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one share of common stock, par value $.001, was issued for each share outstanding as of that date. These financial statements reflect the effect of this 100% stock split.

The Company entered into an investor relations contract that required the issuance of 30,000 shares of restricted common stock during the first quarter of 2007. These shares were valued at fair market value of $72,840.

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

During the three months ended March 31, 2007, no stock options were granted, exercised or terminated.

The following table summarizes information about outstanding stock options at March 31, 2007:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2007	2,600,000	$0.60
Granted	—	$—
Exercised	—	$—

Outstanding, March 31, 2007	2,600,000	$0.60

6.    Related Party Transactions

In February 2007, the Company entered into a lease agreement for the Solaga property. Jose Perez Reynoso, a consultant and shareholder of the Company, is a part owner of the Solaga property.

During the three months ended March 31, 2006, Messrs. William Reid and David Reid each loaned $50,000 to the Company. The loans were non-interest bearing and were repaid during September 2006.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at March 31, 2007 and compares it to our financial condition at December 31, 2006. Finally, the discussion summarizes the results of our operations for the three months ended March 31, 2007 and compares those results to the corresponding period ended March 31, 2006. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2006, including footnotes, and the discussion and analysis included in our Form 10-KSB.

On February 21, 2005, we effected a two-for-one split of our outstanding common stock. All of the financial information included in this discussion and in the financial statements appearing in this report has been adjusted to reflect the results of that stock split.

In August 2006, we closed our IPO, from which we received net proceeds of $4,351,200. We expect to use most of the proceeds from the offering for exploration purposes. In October 2006, we contracted with Servicios de Perforacion Insemin S.A. de C.V., a Mexican subsidiary of R&R Incorporated and commenced the third stage of our drilling program at the El Aguila project. We believe the program will ultimately cover 10,000 meters (32,808 feet) of core drilling. We will be testing geological targets including areas which we believe have yielded favorable results during a recent geochemical survey. This drilling program is expected to be complete in August 2007.

On December 7, 2006, we completed a private placement of 4,322,000 shares of our common stock for $1.20 per share, from which we received net cash proceeds of $4,928,700. We expect to use the proceeds for exploration activities and operating expenses.

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

Exploration.     Exploration carried out by us to date at the El Aguila project has included 171 drill holes totaling approximately 13,399 meters (43,960 feet). The results so far suggest the presence of mineralized material in sufficient grade and quantity to justify continued exploration.

Exploration at the El Aguila project will continue to be the central focus of our activities for the foreseeable future. We have budgeted $3,000,000 of the initial public offering proceeds and $1,000,000 from the private placement proceeds for continued exploration of the El Aguila property. We completed a geochemical survey of a portion of the property and expect to conduct additional geological studies in the future. In response to what we perceived as positive results from the geochemical survey, we signed a drilling contract in October 2006 for a minimum of 3,333 meters (10,935 feet) of additional core drilling. We have the option to expand the drilling up to 10,000 meters (approximately 33,000 feet). This contract represents a minimum financial commitment of $300,000 and a maximum financial commitment of $1,000,000 over the term of the agreement. There are numerous exploration targets that are now being tested with the objective of delineating and expanding the previously identified mineralization. Some new targets were developed and some old targets were amplified by the recent geochemical survey.

We believe our exploration results have been positive enough to warrant conducting a feasibility study for the mineralization we have identified. We engaged Lyntek, Inc. of Denver, Colorado to commence the study. This study is designed to determine the economic feasibility of placing the property into production and producing gold and silver. It will analyze the estimated quantity and quality of the mineralization discovered during the exploration stage, present estimates of the cost of mining and processing the material and compare the estimated sales price of the finished product. We may engage one or more other independent engineering firms to assist in this study, and we estimate that the total cost may approximate $1,000,000. The timing of any production would be primarily a function of the timing of acceptable exploration results, the availability of working capital and acquiring the required regulatory permits.

Capital Investment.   In addition to expenses of exploration, we also anticipate making infrastructure improvements at the El Aguila project. Foremost among these expenses would be the construction of an improved road to the proposed mill site and camp improvements. We estimate costs of approximately $1,000,000 to complete these improvements, and we would likely attempt to acquire the surface rights to our property prior to making capital improvements. We currently do not have any agreements in place regarding acquisition of the surface rights on the El Aguila property and do not know when, if ever, such arrangement will be made available to us.

If a decision is made to commence mining, we would incur significant capital costs in constructing a mill and acquiring necessary equipment. At present, our cash position is not sufficient to fund these capital requirements and we would anticipate obtaining such funding through additional equity financing, although we have not yet finalized any specific plans. Only after a mine and a mill are constructed and operational could we expect any revenue.

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

Liquidity and Capital Resources

As of March 31, 2007, we had working capital of $6,271,025 comprised of current assets of $6,423,107 and current liabilities of $152,082. This represents a decrease of $1,144,182 from the working capital balance of $7,415,207 at fiscal year end December 31, 2006. During the three months ended March 31, 2007, we utilized our working capital resources to fund our exploration program and other operating expenses.

Due to our lack of proved or probable reserves at this time, all of our investment in mining properties has been expensed, and does not appear as an asset on our balance sheet. During the first three months of 2007, we spent $724,106 on acquisition, exploration and evaluation expenses. This compares to $108,491 for the comparable period in 2006. From inception to March 31, 2007, we have spent $3,494,778 on the acquisition and exploration of our properties, including $2,525,000 on the El Aguila project.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through March 31, 2007, we received $14,162,981 in cash, services and other consideration through the issuance of our common stock. Since we have not generated any cash from operations, we have relied on the sale of our common stock to fund all of our capital needs.

Net cash used in operating activities was $1,382,135 during the first three months of 2007, compared to $244,110 during the first three months of 2006. As more fully explained in preceding paragraphs, we have increased exploration of the El Aguila property. In addition, cash spent on general and administrative expenses increased during the first three months of 2007 compared to 2006, primarily in support of increasing exploration and investor relations activities.

Results of Operations – Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

We are considered an exploration stage company for accounting purposes, since we have not received any revenues from operations. We are unable to predict with any degree of accuracy when this classification will change. Since we have not identified any proved or probable mineral reserves on our property, all of our exploration costs are currently expensed, contributing to the increased loss in 2007 compared to 2006. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

For the three months ended March 31, 2007, we recorded a net loss of $(1,156,380), or $(0.04) per share, compared to a loss for the corresponding period of 2006 of $(330,979) or $(0.02) per share. In neither period did we report any revenue except interest income.

General and administrative expense increased to $489,737 for the three months ended March 31, 2007 compared to $218,684 during the same period of 2006. The increase of $271,053 primarily reflects approximately $22,000 of salaries, $13,000 in increased legal and accounting fees associated with the registration statement we filed to register the securities sold in the December 2006 private placement, investor relations expenses of $72,000, $18,000 related to increased travel, and $73,000 of stock compensation expense.

Mineral property costs, including acquisition and exploration costs, increased $615,615 from $108,491 for the three months ended March 31, 2006 to $724,106 for the same period of 2007. The increase reflects our increasing exploration activities at our El Aguila project.

Interest income increased to $65,063 for the three months ended March 31, 2007 compared to $246 for the comparable period of 2006, an increase of $64,817. Proceeds from our 2006 financing activities have been deposited in short term interest bearing accounts pending their utilization in our exploration and operating activities.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

–	statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as revenues; and

–	statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-KSB, other reports filed with the SEC and the following:

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

Item 3.   Controls and Procedures

(a)     We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)     Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

During the period ended March 31, 2007, we spent $1,448,131 of the proceeds on a combination of exploration activities, general and administrative expenses, and capital expenditures.

Item 5.   Other Events

The Company’s common stock was approved for listing on the Frankfurt Stock Exchange under the symbol “GIH” and commenced trading on May 9, 2007.

Item 6.   Exhibits.

The following exhibits are filed with this report:

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007 Dated: May 15, 2007	GOLD RESOURCE CORPORATION /s/ William W. Reid By: William W. Reid, President and Principal Executive Officer /s/ Frank L. Jennings By: Frank L. Jennings, Principal Financial Officer