Form 10QSB
period 2007-06-30
GOLD RESOURCE CORP
filed 2007-08-14
CIK 1160791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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
Yes    [X]    No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,249,552 shares of common stock outstanding as of August 8, 2007.

Transitional Small Business Disclosure Format: Yes  [_]   No   [X]

GOLD RESOURCE CORPORATION

Index

Page
Part I— FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheet (unaudited) as of June 30, 2007	3

Consolidated Statements of Operations (unaudited) for the
three months ended June 30, 2007 and 2006	4

Consolidated Statements of Operations (unaudited) for the
six months ended June 30, 2007 and 2006, and Inception
to June 30, 2007	5

Consolidated Statements of Cash Flows (unaudited) for the
six months ended June 30, 2007 and 2006, and Inception to
June 30, 2007	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operation	11

Item 3. Controls and Procedures	15

Part II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6. Exhibits	16

SIGNATURES	17

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
as of June 30, 2007
(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,462,537
Refundable tax payments	194,874
Other current assets	39,132

Total current assets	4,696,543

Investment in mineral properties	—
Property and equipment - net	279,810
Other assets	1,469

Total assets	$4,977,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$32,623

Total current liabilities	32,623

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
28,249,552 shares issued and outstanding	28,250
Additional paid-in capital	14,384,901
Accumulated (deficit) during the exploration stage	(9,466,565)
Other comprehensive income:
Currency translation adjustment	(1,387)

Total shareholders' equity	4,945,199

Total liabilities and shareholders' equity	$4,977,822

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2007 and 2006
(Unaudited)

	2007	2006
Revenues:
Gold sales	$—	$—

Costs and Expenses:
Property exploration and evaluation	1,068,202	102,597
Property acquisition	42,662	—
General and administrative
Salaries and benefits	138,442	126,727
Legal and accounting	66,263	51,811
Investor relations	130,464	18,280
Travel related	31,464	22,125
All other general and administrative	28,070	26,844
Stock based compensation
Stock awards	250,170	100,000
Grant of stock options	—	141,350
Depreciation	11,327	4,050

Total costs and expenses	1,767,064	593,784

Operating (loss)	(1,767,064)	(593,784)

Other income:
Interest income	53,748	595

(Loss) before income taxes	(1,713,316)	(593,189)

Provision for income taxes	—	—

Net (loss)	(1,713,316)	(593,189)

Other comprehensive income:
Currency translation gain (loss)	(18,824)	1,151

Net comprehensive (loss)	$(1,732,140)	$(592,038)

Net (loss) per common share:
Basic and Diluted	$(0.06)	$(0.03)

Weighted average shares outstanding:
Basic and Diluted	28,216,695	18,480,074

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended June 30, 2007 and 2006,
and for the period from Inception (August 24, 1998) to June 30, 2007
(Unaudited)

	2007	2006	Inception (August 24, 1998) to June 30, 2007
Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property exploration and evaluation	1,782,308	211,088	4,094,299
Property acquisition	52,662	—	511,343
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative
Salaries and benefits	279,284	244,846	1,270,208
Legal and accounting	139,288	112,366	457,839
Investor relations	202,502	18,280	355,487
Travel related	80,093	52,991	258,098
All other general and administrative	110,429	35,988	369,331
Stock based compensation
Stock awards	323,010	100,000	1,390,360
Grant of stock options	—	141,350	147,050
Depreciation	18,931	8,100	44,218

Total costs and expenses	2,988,507	925,009	9,650,424

Operating (loss)	(2,988,507)	(925,009)	(9,650,424)

Other income:
Interest income	118,811	841	183,859

(Loss) before income taxes	(2,869,696)	(924,168)	(9,466,565)

Provision for income taxes	—	—	—

Net (loss)	(2,869,696)	(924,168)	(9,466,565)

Other comprehensive income:
Currency translation gain (loss)	(21,070)	(989)	(1,387)

Net comprehensive (loss)	$(2,890,766)	$(925,157)	$(9,467,952)

Net (loss) per common share:
Basic and Diluted	$(0.10)	$(0.05)

Weighted average shares outstanding:
Basic and Diluted	28,184,469	18,392,463

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2007 and 2006,
and for the period from Inception (August 24, 1998) to June 30, 2007
(Unaudited)

	2007	2006	Inception (August 24, 1998) to June 30, 2007
Cash flows from operating activities:
Net cash (used in) operating activities	$(2,995,259)	$(499,720)	$(7,354,758)

Cash flows from investing activities:
Capital expenditures	(202,462)	—	(324,028)

Net cash (used in) investing activities	(202,462)	—	(324,028)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	—	380,000	4,351,200
Cash proceeds from other sales of stock	—	—	7,177,623
Cash proceeds from exercise of options	—	10,000	62,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from notes payable - related parties	—	220,000	—
Proceeds from exploration funding agreement - Canyon Resources	—	—	500,000

Net cash provided by financing activities	—	610,000	12,141,323

Net increase (decrease) in cash and equivalents	(3,197,721)	110,280	4,462,537

Cash and equivalents at beginning of period	7,660,258	176,182	—

Cash and equivalents at end of period	$4,462,537	$286,462	$4,462,537

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation.     The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of June 30, 2007, results of operations for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

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

Estimates.     The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proved and probable reserves, treatment of exploration and development costs as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

Per Share Amounts.     SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the period ended June 30, 2007, outstanding options to purchase 2,600,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

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

El Rey and Solaga.     We have acquired claims in another area of the Sierra Madre del Sur region of Mexico by filing concessions under the Mexican mining laws, referred to by us as the El Rey property. Additionally, in February 2007, we leased a 100% interest in a property known as the Solaga property. We have conducted minimal exploration on these properties to date.

The El Rey project is an exploration stage property located approximately 64.4 kilometers (40 miles) from the El Aguila property. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila project mill if one was to be built in the future.

The Solaga property consists of a 400 hectare property, located approximately 120 kilometers (75 miles) from the El Aguila project. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980's, however, the Company is unable to estimate if or when it will reopen the mine. The lease required an initial payment of $10,000 and requires the Company to spend $25,000 on the property during the first twelve months of the lease. The lease is subject to a 4% net smelter return royalty on any production.

Through June 30, 2007, the Company has spent or incurred approximately $3,813,000 in acquisition, exploration and related costs for El Aguila, El Rey, and Solaga, of which approximately $1,835,000 was spent in 2007.

3.	Property and Equipment

At June 30, 2007, property and equipment consisted of the following:

Trucks and autos	$104,320
Office furniture and equipment	80,102
Exploration equipment	139,606

Subtotal	324,028
less: accumulated depreciation	(44,218)

Total	$279,810

4.	Shareholders’ Equity

Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one share of common stock, par value $.001, was issued for each share outstanding as of that date. These financial statements reflect the effect of this 100% stock split.

The Company entered into an investor relations contract for domestic investors that required the issuance of 30,000 shares of restricted common stock during the first quarter of 2007 and an additional 30,000 shares issued in the second quarter. These shares were valued at fair market value of $72,840 and $101,670, respectively. The Company entered into an investor relations contract for international investors that required the issuance of 50,000 shares of restricted common stock during the second quarter of 2007. These shares were valued at fair market value of $148,500.

Stock Options.    The Company has a non-qualified stock option and stock grant plan under which stock options and stock grants may be granted to key employees, directors and others (the “Plan”). Options to purchase shares under the Plan must be granted at fair value as of the date of the grant. A total of 6,000,000 shares of common stock have been reserved under the Plan.

Effective January 1, 2006, the Company implemented the rules of SFAS 123(R), “Accounting for Stock-Based Compensation,” which requires the Company to expense as compensation the value of grants and options under the Plan as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

During the six months ended June 30, 2007, no stock options were granted, exercised or terminated.

The following table summarizes information about outstanding stock options at June 30, 2007:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2007	2,600,000	$0.60
Granted	—	$—
Exercised	—	$—

Outstanding, June 30, 2007	2,600,000	$0.60

5.	Related Party Transactions

In February 2007, the Company entered into a lease agreement for the Solaga property. Jose Perez Reynoso, a consultant and shareholder of the Company, is a part owner of the Solaga property.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at June 30, 2007 and compares it to our financial condition at December 31, 2006. Finally, the discussion summarizes the results of our operations for the three months and six months ended June 30, 2007 and compares those results to the corresponding periods ended June 30, 2006. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2006, including footnotes, and the discussion and analysis included in our Form 10-KSB for the year ended December 31, 2006.

On February 21, 2005, we effected a two-for-one split of our outstanding common stock. All of the financial information included in this discussion and in the financial statements appearing in this report has been adjusted to reflect the results of that stock split.

In August 2006, we completed our IPO, from which we received net proceeds of $4,351,200. We used most of the proceeds from that offering for exploration purposes. In October 2006, we contracted with Servicios de Perforacion Insemin S.A. de C.V., a Mexican subsidiary of R&R Incorporated and commenced the third stage of our exploration program at the El Aguila project. Pursuant to that drilling program, we have now completed in excess of the original 10,000 meters (32,808 feet) of core drilling for which we contracted. We are testing geological targets including areas which we believe have yielded favorable results during a recent geochemical survey. This drilling program is expected to continue on a month by month basis for the foreseeable future.

On December 7, 2006, we completed a private placement of 4,322,000 shares of our common stock for $1.20 per share, from which we received net cash proceeds of $4,928,700 (“Private Placement”). We expect to use the proceeds for continued exploration activities, operating expenses and initial engineering and procurement for the El Aguila mining project.

Plan of Operation

Our plan of operation is to continue exploration of the El Aguila property and place the property into production. We also intend to undertake exploration of the El Rey property, a property that is in an earlier stage of exploration. Our ultimate objective is to become a producer of gold, silver and possibly some associated base metals. We are unable at this time to predict when, if ever, that objective will be achieved.

Exploration.     Exploration carried out by us to date at the El Aguila project has included 203 drill holes totaling approximately 19,233 meters (63,469 feet). Our results so far have revealed areas with enough high-grade mineralization that we made a decision to put the El Aguila property into production and are targeting mid-2008 to begin commercial production, subject to additional funding, permits and equipment delivery schedules. We intend to continue exploration of the property while we prepare for production.

Anticipated Production.    While we intend to continue exploration at the El Aguila project for the foreseeable future, we are moving forward with our plans to further develop the property for production. We anticipate raising additional capital in the near future in an effort to begin funding the production phase of our plan. Based on our current exploration results, we anticipate that we will place the property into production in mid-2008, subject to the need to obtain a sufficient amount of additional working capital and the acquisition of the required regulatory permits, although there is no assurance that we will be successful.

We have engaged Lyntek, Inc. of Denver, Colorado, on a month to month basis, to design and build the mill at the El Aguila Project. This design work is underway and we have already purchased some equipment such as the ball mill.

In carrying out our decision to commence mining, we will likely incur significant capital costs in constructing a mill and acquiring necessary equipment. At present, our cash position is not sufficient to completely fund these capital requirements and we anticipate obtaining such funding through additional equity financing which we anticipate undertaking sometime before the end of the year. Only after a mine and a mill are constructed and operational could we expect any revenue.

Additional Capital Investment.   In addition to expenses of exploration and construction of a mill, we also anticipate making infrastructure improvements at the El Aguila project. Foremost among these expenses would be the construction of an improved road to the proposed mill site and camp improvements, which will be necessary to enter the production phase. We have obtained written approval from the local Ejido (agrarian community) for both these items. We estimate costs of approximately $1,000,000 to complete these improvements and anticipate starting these capital improvements in the third quarter of 2007.

Corporate Overhead.   Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and consulting fees, rent, travel and professional fees. We currently estimate these expenses at $90,000 per month based on existing commitments and expectations. We expect these expenses will be paid from our cash position and future equity offerings, if necessary, until such time, if ever, we are successful in placing one or more of our properties into production.

Liquidity and Capital Resources

As of June 30, 2007, we had working capital of $4,663,920, comprised of current assets of $4,696,543 and current liabilities of $32,623. This represents a decrease of $2,751,287 from the working capital balance of $7,415,207 at fiscal year end December 31, 2006. We believe we have sufficient liquidity and capital for the balance of the current fiscal year, subject to the need for more funding to construct a mill, discussed above. During the six months ended June 30, 2007, we utilized our working capital resources to fund our exploration program and other operating expenses.

Due to our lack of proved or probable reserves at this time, all of our investment in mining properties has been expensed, and does not appear as an asset on our balance sheet. During the first six months of 2007, we spent $1,834,970 on acquisition, exploration and evaluation expenses. This compares to $211,088 for the comparable period in 2006. From inception to June 30, 2007, we have spent $4,605,642 on the acquisition and exploration of our various properties, including $3,813,000 which was spent on the El Aguila, El Rey and Solaga projects.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through June 30, 2007, we received $14,413,151 in cash, services and other consideration through issuance of our common stock. Since we have not generated any cash from operations, we have relied on sale of equity to fund all of our capital needs.

Net cash used in operating activities was $2,995,259 during the first six months of 2007, compared to $499,720 during the first six months of 2006. As more fully explained in preceding paragraphs, we have accelerated exploration of the El Aguila property with the proceeds of our two recent financings. In addition, cash spent on general and administrative expenses increased during the first six months of 2007 compared to 2006, primarily in support of increasing exploration and investor relations activities.

Results of Operations – Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

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

For the three months ended June 30, 2007, we recorded a net loss of $(1,713,316), or $ (0.06) per share, compared to a loss for the corresponding period of 2006 of $(593,189) or $(.03) per share. In neither period did we report any revenue except interest income.

General and administrative expense increased to $394,703 for the three months ended June 30, 2007 compared to $245,787 during the same period of 2006. The increase of $148,916 primarily reflects approximately $12,000 of salaries, $14,000 in increased legal and accounting fees associated with our reporting obligations under the Securities Exchange Act of 1934, investor relations expenses of $112,000, and $9,000 related to increased travel. We recorded $250,170 of stock compensation expense for the first three months of 2007 compared to $241,350 during the comparable period in 2006.

Mineral property costs, including acquisition and exploration costs, increased $1,008,267 from $102,597 in 2006 to $1,110,864 in 2007. The increase reflects our increasing exploration activities at our various projects located in and around El Aguila.

Interest income increased to $53,748 in 2007 compared to $595 in 2006, an increase of $53,153. Proceeds from our 2006 financing activities have been deposited in short term interest bearing accounts pending their utilization in our exploration and operating activities.

Results of Operations – Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

For the six months ended June 30, 2007, we recorded a net loss of $(2,869,696), or $(0.10) per share, compared to a loss for the corresponding period of 2006 of $(924,168) or $(.05) per share. In neither period did we report any revenue except interest income.

General and administrative expense increased to $811,596 for the six months ended June 30, 2007 compared to $464,471 during the same period of 2006. The increase of $347,125 primarily reflects approximately $34,000 of salaries, $27,000 in increased legal and accounting fees associated with the registration statement we filed to register the securities sold in the December 2006 private placement, investor relations expenses of $184,000, and $27,000 related to increased travel.

We also incurred stock compensation expenses of $323,010 in the first six months of 2007 compared to $241,350 in 2006. During 2007, we issued 110,000 restricted shares of common stock as partial compensation for investor relations services. The cost of shares issued is determined using quoted market values during the period of the stock grant.

Mineral property costs for the six month period ended June 30, 2007, including acquisition and exploration costs, increased $1,623,882 from $211,088 in 2006 to $1,834,970 in 2007. The increase reflects our increasing exploration activities at our various projects located in and around El Aguila.

Interest income increased to $118,811 in 2007 compared to $841 in 2006, an increase of $117,970. Proceeds from our 2006 financing activities have been deposited in short term interest bearing accounts pending their utilization in our exploration and operating activities.

Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

— statements concerning the benefits that we expect will result from our business activities and results of exploration that we contemplate or have completed, such as increased revenues; and

— statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 3. Controls and Procedures

(a)     We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)     Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     On May 25, 2007, we issued a total of 80,000 shares of common stock to two consultants for investor relations services rendered to our company valued at $250,170, or $3.13 per share. We relied on the exemption provided by section 4(2) of the Securities Act for each of these transactions.

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

During the period ended June 30, 2007, we spent $1,283,427 of the proceeds on a combination of exploration activities, general and administrative expenses, and capital expenditures.

Item 6. Exhibits.

a.	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2007 Dated: August 13, 2007	GOLD RESOURCE CORPORATION /s/ William W. Reid By: William W. Reid, President and Principal Executive Officer /s/ Frank L. Jennings By: Frank L. Jennings, Principal Financial Officer