Form 10QSB
period 2007-09-30
GOLD RESOURCE CORP
filed 2007-11-14
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

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
Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   28,314,552 shares of common stock outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format: Yes ☐    No ☒

GOLD RESOURCE CORPORATION

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
as of September 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$2,417,104
Refundable tax payments	192,354
Other current assets	23,632

Total current assets	2,633,090

Investment in mineral properties	—
Property and equipment - net	323,087
Other assets	1,469

Total assets	$2,957,646

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$543,923

Total current liabilities	543,923

Shareholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
No shares issued or outstanding	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
28,249,552 shares issued and outstanding	28,250
Additional paid-in capital	14,564,411
Accumulated (deficit) during the exploration stage	(12,146,747)
Other comprehensive income:
Currency translation adjustment	(32,191)

Total shareholders’ equity	2,413,723

Total liabilities and shareholders’ equity	$2,957,646

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

Revenues:
Gold sales	$—	$—

Costs and Expenses:
Property exploration and evaluation	2,135,248	150,647
Property acquisition	22,495	100,000
General and administrative
Salaries and benefits	139,201	129,248
Legal and accounting	53,666	39,041
Investor relations	105,384	76,721
Travel related	50,417	30,211
All other general and administrative	21,510	41,398
Stock based compensation
Stock awards	179,510	275,000
Grant of stock options	—	—
Depreciation	12,461	4,050

Total costs and expenses	2,719,892	846,316

Operating (loss)	(2,719,892)	(846,316)

Other income:
Interest income	39,710	7,113

(Loss) before income taxes	(2,680,182)	(839,203)

Provision for income taxes	—	—

Net (loss)	(2,680,182)	(839,203)

Other comprehensive income:
Currency translation gain (loss)	(30,804)	197

Net comprehensive (loss)	$(2,710,986)	$(839,006)

Net (loss) per common share:
Basic and Diluted	$(0.09)	$(0.04)

Weighted average shares outstanding:
Basic and Diluted	28,249,552	19,597,963

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2007 and 2006,
and for the period from Inception (August 24, 1998) to September 30, 2007
(Unaudited)

	2007	2006	Inception (August 24, 1998) to September 30, 2007

Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property exploration and evaluation	3,917,556	361,735	6,229,547
Property acquisition	75,157	100,000	533,838
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative
Salaries and benefits	418,485	374,094	1,409,409
Legal and accounting	192,954	151,407	511,505
Investor relations	307,886	95,001	460,871
Travel related	130,510	83,202	308,515
All other general and administrative	131,939	77,386	390,841
Stock based compensation
Stock awards	502,520	375,000	1,569,870
Grant of stock options	—	141,350	147,050
Depreciation	31,392	12,150	56,679

Total costs and expenses	5,708,399	1,771,325	12,370,316

Operating (loss)	(5,708,399)	(1,771,325)	(12,370,316)

Other income:
Interest income	158,521	7,954	223,569

(Loss) before income taxes	(5,549,878)	(1,763,371)	(12,146,747)

Provision for income taxes	—	—	—

Net (loss)	(5,549,878)	(1,763,371)	(12,146,747)

Other comprehensive income:
Currency translation gain (loss)	(51,874)	(792)	(32,191)

Net comprehensive (loss)	$(5,601,752)	$(1,764,163)	$(12,178,938)

Net (loss) per common share:
Basic and Diluted	$(0.20)	$(0.09)

Weighted average shares outstanding:
Basic and Diluted	28,206,402	18,794,296

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2007 and 2006,
and for the period from Inception (August 24, 1998) to September 30, 2007
(Unaudited)

	2007	2006	Inception (August 24, 1998) to September 30, 2007

Cash flows from operating activities:
Net cash (used in) operating activities	$(4,984,954)	$(1,238,773)	$(9,344,453)

Cash flows from investing activities:
Capital expenditures	(258,200)	—	(379,766)

Net cash (used in) investing activities	(258,200)	—	(379,766)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	—	4,351,200	4,351,200
Cash proceeds from other sales of stock	—	—	7,177,623
Cash proceeds from exercise of options	—	10,000	62,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from exploration funding agreement - Canyon Resources	—	—	500,000

Net cash provided by financing activities	—	4,361,200	12,141,323

Net increase (decrease) in cash and equivalents	(5,243,154)	3,122,427	2,417,104

Cash and equivalents at beginning of period	7,660,258	176,182	—

Cash and equivalents at end of period	$2,417,104	$3,298,609	$2,417,104

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

1.	Summary of Significant Accounting Policies

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

Basis of Presentation. The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 310 of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006.

Basis of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned Mexican corporate subsidiaries, Don David Gold S.A. de C.V. and Golden Trump S.A. de C.V. The expenditures of Don David Gold and Golden Trump are generally incurred in Mexican pesos. Significant inter-company accounts and transactions have been eliminated.

Estimates. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proved and probable reserves, treatment of exploration and development costs as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the period ended September 30, 2007, outstanding options to purchase 2,600,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

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

The Company currently has an interest in four properties, the El Aguila property and the Las Margaritas property which are combined as part of the El Aguila project, the El Rey property and the Solaga property. The Company leases claims comprising the El Aguila project from an individual who serves as its consultant in Mexico and the Solaga property from an entity partially owned by the same consultant. The Company owns mining concessions for the El Rey property, which are subject to a 2% royalty on production payable to this consultant. All of these properties are in the exploration stage and have no proven or probable reserves.

El Aguila and Las Margaritas. Effective October 14, 2002, the Company leased a prospective gold/silver property comprised of three concessions, El Aguila, El Aire and La Tehuana, from Jose Perez Reynoso, a consultant to our company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. Prior to 2007 the Company has made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due.

El Rey. The Company has acquired claims in another area of the Sierra Madre del Sur region of Mexico by filing concessions under the Mexican mining laws. The mineral concessions making up the El Rey property are located within the San Baltazar Chichicapam Ejido. During the nine months ended September 30, 2007, the Company has spent $361,717 on exploratory drilling at El Rey.

Solaga. In February 2007, the Company leased a 100% interest in a property known as the Solaga property. The Company has conducted minimal exploration on this property to date.

3.	Property and Equipment

At September 30, 2007, property and equipment consisted of the following:

Trucks and autos	$140,125
Office furniture and equipment	84,035
Exploration equipment	155,606

Subtotal	379,766
less: accumulated depreciation	(56,679)

Total	$323,087

4.	Shareholders’ Equity

Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one share of common stock, par value $.001, was issued for each share outstanding as of that date. These financial statements reflect the effect of this 100% stock split.

On November 1, 2006, the Company entered into an investor relations contract for domestic investors that required the issuance of 30,000 shares of restricted common stock during each of the first three quarters of 2007. These shares were valued at fair market values of $72,840, $101,670, and $124,310 for each of the quarters, respectively. At September 30, 2007, the 30,000 shares for the third quarter had not yet been issued.

On May 1, 2007, the Company entered into an investor relations contract for international investors that required the issuance of 50,000 shares of restricted common stock during the second quarter of 2007. These shares were valued at fair market value of $148,500.

On October 2, 2007, the Company agreed to issue 15,000 shares of common stock for consulting services performed prior to September 30, 2007. These shares were valued at $3.68 per share or $55,200 and were recorded as stock compensation during the quarter ended September 30, 2007.

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

During the nine months ended September 30, 2007, no stock options were granted, exercised or terminated.

The following table summarizes information about outstanding stock options at September 30, 2007:

	Number of shares	Weighted average exercise price

Outstanding, January 1, 2007	2,600,000	$0.60
Granted	—	$—
Exercised	—	$—

Outstanding, September 30, 2007	2,600,000	$0.60

5.	Related Party Transactions

In February 2007, the Company entered into a lease agreement for the Solaga property. Jose Perez Reynoso, a consultant and shareholder of the Company, is a part owner of the Solaga property.

6.	Subsequent Events

In November 2007, the Company issued 50,000 shares of restricted common stock for investor relations consulting services. This issuance included 30,000 shares for services performed prior to September 30, 2007 (see Note 4) and 20,000 shares for services performed subsequent to September 30, 2007.

On October 2, 2007, the Company entered into an investor relations contract granting options to purchase 50,000 shares of restricted common stock at a price of $3.68 per share, which expire two years from the date of issuance.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

The following discussion updates our plan of operation for the next twelve months. It also analyzes our financial condition at September 30, 2007 and compares it to our financial condition at December 31, 2006. Finally, the discussion summarizes the results of our operations for the three and nine months ended September 30, 2007 and compares those results to the corresponding periods ended September 30, 2006. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2006, including footnotes, and the discussion and analysis included in our Form 10-KSB for the year ended December 31, 2006.

In August 2006, we completed our initial public offering, from which we received net proceeds of $4,351,200. We used most of the proceeds from that offering for exploration purposes.

On December 7, 2006, we completed a Private Placement of 4,322,000 shares of our common stock for $1.20 per share, from which we received net cash proceeds of $4,928,700. We expect to use the proceeds for continued exploration activities, operating expenses and initial engineering and procurement for the El Aguila mining project.

We are considered an exploration stage company for accounting purposes, since we have not received any revenue from operations. We are unable to predict with any degree of accuracy when that classification will change. Since we have not identified any proved or probable mineral reserves on any of our properties, all of our exploration costs are currently expensed, contributing to our reported losses in 2007, 2006 and 2005.

Plan of Operation

Our plan of operation is to continue exploration of the El Aguila property and place the property into production. We also intend to continue exploration of the El Rey property, a property that is in an earlier stage of exploration. Our ultimate objective is to become a producer of gold, silver and possibly some associated base metals. We are unable at this time to predict when, if ever, that objective will be achieved.

Exploration. Exploration carried out by us to date at the El Aguila project has included 203 drill holes totaling approximately 19,233 meters (63,469 feet). The results so far have revealed areas with enough high-grade mineralization that we made a decision to put the El Aguila property into production and are targeting the second half of 2008 to begin commercial production, subject to additional funding, permits and equipment delivery schedules. Our exploration efforts during latter 2007 are geared to confirm and expand estimated mineralization. We intend to continue exploration of the property while we prepare for production.

Anticipated Production. While we intend to continue exploration at the El Aguila project for the foreseeable future, we are moving forward with our plans to further develop the property for production. This will include acquisition of equipment and construction of a mill and open pit mining by a contract miner. We presently anticipate mining by open pit and processing by an 850 tonne per day agitated leach mill. We anticipate raising additional capital in order to construct the mill and begin commercial production. Based on preliminary estimates, which we continue to refine, we expect to require $28 million to construct a mill and prepare the property for production. We anticipate raising that money from a private placement of our common stock. Only after a mine and a mill are constructed and operational could we expect any revenue.

We have engaged Lyntek, Inc. of Denver, Colorado, on a month to month basis to design and build the mill at the El Aguila project. This design work is underway and we have already purchased some equipment such as the ball mill.

Additional Capital Investment. In addition to expenses of exploration and constructing a mill, we also anticipate making infrastructure improvements at the El Aguila project. Foremost among these expenses would be the construction of an improved road to the proposed mill site and camp improvements, which will be necessary to enter the production phase. We have obtained written approval from the local Ejido (agrarian community) for both these items as well as approval for the construction of the mine and mill. We purchased 5 hectares of land for the camp location. We estimate costs of approximately $1,000,000 to complete these improvements and anticipate starting these capital improvements in the first quarter of 2008.

Corporate Overhead. Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and consulting fees, rent, travel and professional fees. We currently estimate these expenses at $100,000 per month based on existing commitments and expectations. We expect these expenses will be paid from our cash position and future equity offerings, if necessary, until such time, if ever, we are successful in placing one or more of our properties into production.

Liquidity and Capital Resources

As of September 30, 2007, we had working capital of $2,089,167, consisting of current assets of $2,633,090 and current liabilities of $543,923. This represents a decrease of $5,326,040 from the working capital balance of $7,415,207 at fiscal year end December 31, 2006. Our current assets consist primarily of cash which is deposited in short term interest bearing accounts. The decrease in working capital primarily represents amounts spent on exploration and to a lesser extent, general and administrative expenses. We believe we have sufficient liquidity and capital for the balance of the current fiscal year, subject to the need for more funding to construct mineral processing facilities, as discussed above in our plan of operation.

Due to our lack of proved or probable reserves at this time, all of our investment in mining properties has been expensed, and does not appear as an asset on our balance sheet. During the first nine months of 2007, we spent $3,992,713 on acquisition, exploration and evaluation expenses. This compares to $461,735 for the comparable period in 2006. Exploration of our properties has accelerated in late 2006 and into 2007 following successful completion of our IPO and subsequent private placement. From inception to September 30, 2007, we have spent $6,763,385 on the acquisition and exploration of our various properties, including $6,140,656 which was spent on the El Aguila, El Rey and Solaga properties.

All of our capital resources to date have been provided exclusively through the sale of equity securities. From inception through September 30, 2007, we received $14,592,661 in cash, services and other consideration through issuance of our common stock. Since we have not generated any cash from operations, we have relied on the sale of equity to fund all of our capital needs. We do not believe that we are a candidate for conventional debt financing and we have not made arrangements to borrow funds for working capital requirements. We will be dependent on additional financing to expand our exploration efforts beyond current plans and to fund construction of processing facilities.

Net cash used in operating activities was $4,984,954 during the first nine months of 2007, compared to $1,238,773 during the first nine months of 2006. As more fully explained in the preceding paragraphs, we have accelerated exploration of the El Aguila property with the proceeds from our common stock offerings completed in 2006. In addition, cash spent on general and administrative expenses increased during the first nine months of 2007 compared to 2006, primarily in support of increasing exploration and investor relations activities.

Results of Operations – Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

For the three months ended September 30, 2007, we recorded a net loss of $2,680,182, or $(0.09) per share, compared to a loss for the corresponding period of 2006 of $839,203 or $(0.04) per share. In neither period did we report any revenue except interest income.

Mineral property costs for the three months ended September 30, 2007, including acquisition and exploration costs, increased $1,907,096 from $250,647 in 2006 to $2,157,743 in 2007. The increase reflects our increasing exploration activities at our various projects located in and around the El Aguila project.

General and administrative expense increased to $370,178 for the three months ended September 30, 2007 compared to $316,619 during the same period of 2006. The increase of $53,559 primarily reflects approximately $10,000 of salaries, $15,000 in increased legal and accounting fees associated with the registration statements we filed to register the securities sold in the December 2006 private placement, investor relations expenses of $29,000, and $20,000 related to increased travel, offset by a decrease of $20,000 in other general and administrative expenses.

We also incurred stock compensation expenses of $179,510 in the three months ended September 30, 2007 compared to $275,000 in 2006. The cost of shares issued is determined using quoted market values at the time of the stock grant.

Interest income increased to $39,710 in 2007 compared to $7,113 in 2006, an increase of $32,597. Proceeds from our 2006 financing activities have been deposited in short term interest bearing accounts pending their utilization in our exploration and operating activities.

Results of Operations – Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, we recorded a net loss of $5,549,878, or $(0.20) per share, compared to a loss for the corresponding period of 2006 of $1,763,371 or $(0.09) per share. In neither period did we report any revenue except interest income.

Mineral property costs for the nine month period ended September 30, 2007, including acquisition and exploration costs, increased $3,530,978 from $461,735 in 2006 to $3,992,713 in 2007. The increase reflects our increasing exploration activities at our various projects located in and around the El Aguila project.

General and administrative expense increased to $1,181,774 for the nine months ended September 30, 2007 compared to $781,090 during the same period of 2006. The increase of $400,684 primarily reflects approximately $44,000 of salaries, $42,000 in increased legal and accounting fees associated with the registration statements we filed to register the securities sold in the December 2006 private placement, $213,000 of investor relations expenses, $47,000 related to increased travel and $55,000 in other general and administrative expenses.

We also incurred stock compensation expenses of $502,520 in the first nine months of 2007 compared to $516,350 in 2006. During 2007, we issued 110,000 restricted shares of common stock as partial compensation for investor relations services, and agreed to issue an additional 45,000 shares for services performed prior to the end of the third quarter. The cost of shares issued is determined using quoted market values at the time of the stock grant.

Interest income increased to $158,521 in 2007 compared to $7,954 in 2006, an increase of $150,567. Proceeds from our 2006 financing activities have been deposited in short term interest bearing accounts pending their utilization in our exploration and operating activities.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our annual report on Form 10-KSB, other reports filed with the SEC and the following:

•	The worldwide economic situation;

•	Volatility in the price of precious metals;

•	Any change in interest rates or inflation;

•	The willingness and ability of third parties to honor their contractual commitments;

•	Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in the gold mining industry for risk capital;

•	Our capital costs, as they may be affected by delays or cost overruns;

•	Our costs of production;

•	Environmental and other regulations, as the same presently exist and may hereafter be amended;

•	Our ability to identify, finance and integrate other acquisitions; and

•	Volatility of our stock price.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

Item 3. Controls and Procedures

(a) We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2007, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) On October 2, 2007 we granted 50,000 options to purchase our common stock for $3.68 per share to a public relations consultant which are exercisable until October 2, 2009. On November 2, 2007 we issued a total of 50,000 shares of common stock to a consultant for investor relations services rendered and to be rendered to our company, 30,000 of which were for services performed in the third quarter of 2007 valued at $4.14 per share or $124,200. With respect to the remaining 20,000 shares, 10,000 shares were for services rendered in October 2007 which were valued at $4.20 per share or $42,000 and 10,000 shares were for services to be rendered in November 2007 which would be valued at $4.59 per share or $45,900 based on the closing price of our common stock on the date of issuance.

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

GOLD RESOURCE CORPORATION

/s/ William W. Reid

Dated: November 13, 2007	By: William W. Reid,
President and Principal Executive Officer

/s/ Frank L. Jennings

Dated: November 14, 2007	By: Frank L. Jennings,
Principal Financial Officer