Form 10-K
period 2007-12-31
GOLD RESOURCE CORP
filed 2008-04-14
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 333-129321

GOLD RESOURCE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Milwaukee Street, Suite 301, Denver, CO	80206
(Address of principal executive offices)	(Zip Code)

(303) 320-7708
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   [X]   No   [   ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ]  Yes   [X]  No

The aggregate market value of the Common Stock of Gold Resource Corporation held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $71,275,830.

As of April 7, 2008, there were 34,206,952 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

ADDITIONAL INFORMATION

        Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see the exhibit index at the end of this report for a complete list of those exhibits.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “plan”, “target”, “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding Gold Resource Corporation’s strategy, future plans for production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this report are based upon information available to Gold Resource Corporation on the date of this report, and the company assumes no obligation to update any such forward-looking statements. Forward looking statements involve a number of risks and uncertainties, and there can be no assurance that such statements will prove to be accurate. The Company’s actual results could differ materially from those discussed in this report. In particular, there can be no assurance that commercial production at the El Aguila Project will be achieved in the time frames estimated, at the rates and costs estimated, or even at all. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this Form 10-K.

        In addition to the specific factors identified under “RISK FACTORS” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

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

ii

PART I

ITEM 1. BUSINESS

Overview

        We are engaged in the exploration of gold and silver mining properties, primarily in Mexico, with a goal of production in the near future. We were organized under the laws of the State of Colorado in 1998. We pursue exploration of gold and silver projects that we believe feature low operating costs and have the potential to produce a high return on the capital invested. We hold a 100% interest in four properties in Mexico’s southern State of Oaxaca. See “Item 2. Properties” for more information about our properties. We have undertaken efforts to construct a mill and a mine at our flagship property, the El Aguila Project, which would be our first mine upon successful start-up, which is targeted for 2008.

        Mineral exploration requires significant capital, and our assets and resources are limited. We have never received revenue from operations and have relied on equity financing to fund our operations to date.

        We completed our IPO in August 2006 at $1.00 per share and received gross proceeds of $4,600,000. We raised additional capital pursuant to two private placements of our common stock; one in December 2006 for gross proceeds of $5,174,000 and one in December 2007 for gross proceeds of $22,234,000. We used the initial IPO and the 2006 private placement funds to explore the El Aguila property. We decided to move forward with efforts to contruct a mill and a mine at the El Aguila Project on April 11, 2007. We anticipate using the funding provided by our December 2007 private placement to fund these efforts. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

        Our principal executive offices are located at 222 Milwaukee Street, Suite 301, Denver, Colorado 80206, and our telephone number is (303) 320-7708. Our operations in Mexico are conducted through our wholly-owned Mexican subsidiaries, Don David Gold, S.A. de C.V. and Golden Trump Resources S. A. de C.V. We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the Securities and Exchange Commission (“SEC”).

        Please refer to page 15 of this report for a glossary of certain terms used herein.

Developments During 2007

         Exploration.    Our flagship property, the El Aguila Project, was the primary focus of our exploration program during 2007. Using funds obtained from our IPO and subsequent private placement in 2006, we focused exploration drilling on two limited areas, the El Aguila near-surface mineralization area and the El Aire vein area, which are located two kilometers apart along the same structural zone. We also discovered a new mineralized area near El Aire which we call the La Arista area. All these areas have gold and silver mineralized material and, except for the El Aguila near-surface mineralization, have base metal mineralization of copper, lead and zinc. As a result of encouraging exploration results and our belief that the mineralized material can be extracted and processed economically, we made a decision to begin preparing El Aguila for production targeting to begin production later in 2008. Additional, albeit limited, exploration was conducted at our El Rey property during 2007. We completed a total of 27,000 meters (89,100 feet) in exploration drilling and spent approximately $5,700,000 in 2007 at our properties in Mexico. However, we have not established proven or probable reserves as defined by regulation of the SEC on our El Aguila Project or any of our other properties.

         Construction at El Aguila Project. The engineering firm of Lyntek, Inc. of Denver, Colorado has designed the mill and infrastructure requirements at the El Aguila Project on our behalf with an estimated capital cost of $20,000,000. We anticipate building a mill that is designed to process 850 tonnes of ore per day through a flotation section and 150 tonnes of ore per day through an agitated leach section, subject to the granting of the final permits. We received from the Mexican federal agency a permit for building a four kilometer access road to the mill site and as of March 31, 2008, construction on this road is underway. We are awaiting the mill permit and the open pit mine permit from the same agency. We have purchased or ordered most, but not all, of the equipment needed for the mill. Construction of the mill and the mine are anticipated to begin upon receipt of the necessary permits.

        We expect that mining in the first year will be undertaken at the El Aguila near-surface mineralization area. We anticipate constructing an open pit mine at this site to extract the mineralized material. Mining the second year is anticipated to come from the La Arista mineralized material and would require development of an underground mine.

        In October 2007, we acquired an additional parcel of land which comprises approximately five hectares and is located adjacent to the community of San Jose de Gracia. We plan to develop this parcel for employee housing at the El Aguila Project, as well as a health clinic which will be available to employees and local residents.

         Acquisitions.    In February 2007, we leased a 100% interest in the Solaga property, which includes a dormant silver mine. We have conducted no exploration at Solaga to date.

Competition

        The exploration for, and the acquisition of gold and silver properties, are subject to intense competition. Due to our recent organization, limited capital and personnel, we are at a competitive disadvantage compared to other companies with regard to exploration and, if warranted, development. Our present limited funding means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

        The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Our inability to develop our mining properties due to lack of funding, even if warranted, could have a material adverse effect on our operation and financial position.

Government Regulations and Permits

        In connection with mining, milling and exploration activities, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The department responsible for environmental protection in Mexico is SEMARNAT, which is similar to the United States Environmental Protection Agency. SEMARNAT has broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours if we are successful in commencing mining operations, include, but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water courses, dust and noise.

        Prior to the commencement of any mining operations at the El Aguila Project, if any, we will have to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental (“MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for their review. Studies required to support the MIA include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. Although the regulatory process in Mexico has a public review component, proof of local community support for a project is required to gain final MIA approval. We have received local community support.

        We received a federal permit granting permission to construct a road at the El Aguila Project, which will be integral to any mining operations. We have hired a contractor to construct the road on the property. Additionally, we have applied for and are waiting to receive two more permits from SEMARNAT which will allow us to begin construction of the mine and the mill at the El Aguila Project.

        We purchased a permitted water well for the proposed mill site at the El Aguila Project. We believe the water provided by this well will be adequate to meet the needs for any mining activity for the foreseeable future.

        We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for potential operations, if any. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

Employees

        We currently have three full-time employees, each of whom serve as our executive officers. These individuals devote all of their business time to our affairs. We also engage two consultants, one to oversee our property and activities in Mexico and one to assist with our administrative and financial affairs. Our consultant in Mexico serves on a full-time basis and the other as his services are necessary. Through an outsourcing firm, we also engage approximately 20 individuals in Mexico in connection with the exploration of our mining properties at this time and we expect this number to increase if we are successful in placing our El Aguila property into production.

ITEM 1A.    RISK FACTORS

        This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

        Since we are a new business with no operating history, investors have no basis to evaluate our ability to operate profitably.    We were organized in 1998 but have had no revenue from operations since our inception. Our activities to date have been limited to organizational efforts, raising financing, acquiring mining properties, conducting limited exploration and preparation for beginning production at the El Aguila Project. We have never produced gold or other metals and have received no revenue from operations to date. We face all of the risks commonly encountered by other new businesses, including the lack of an established operating history, need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful. In particular, there can be no assurance that commercial production at our El Aguila Project will be achieved in the time frames estimated, at the rates and costs estimated, if at all.

        We have no proven or probable reserves, and the probability of an individual prospect having reserves is extremely remote. Therefore, in all likelihood, our properties do not contain any reserves, and any funds spent by us on exploration or development could be lost.    We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties. The SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Any mineralized material discovered by us should not be considered proven or probable reserves.

        In order to demonstrate the existence of proven or probable reserves, it will first be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study. Exploration is inherently risky, with few properties ultimately proving economically successful. We do not intend to pursue additional exploration for the purpose of establishing proven or probable reserves.

        Establishing reserves requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not completed a feasibility study with regard to all or a portion of any of our properties, nor do we intend to perform such feasibility study at this time.

        Since we have no proven or probable reserves, our investment in mineral properties is not reported as an asset in our financial statements which may have a negative impact on the price of our stock.    We prepare our financial statements in accordance with accounting principles generally accepted in the Unite States of America and intend to report substantially all exploration and construction expenditures as expenses until we are able to establish proven or probable reserves. If we are able to establish proven or probable reserves, we would report development expenditures as an asset subject to future amortization using the units-of-production method. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these expenditures as an asset. Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could have a negative impact on our stock price.

        We may be dependent upon receipt of additional working capital to fund our business plan.    We may require additional capital for exploration of one or more of our existing properties, or acquisition of additional properties. Subject to obtaining all required permits and regulatory approvals, we may require additional capital in addition to the funds recently raised in our private placement to fund the construction of the El Aguila Project. This work is anticipated to entail construction of a mill as well as other improvements to the property and we will be required to hire additional staff. In addition, we will require additional working capital to continue to fund operations pending sale of any gold or other metals.

        If we are unable to achieve gold and silver production levels anticipated from our El Aguila Project, our financial condition and results of operation will be adversely affected.    We anticipate proceeding with the construction of the El Aguila Project based on estimates of mineralized material identified in our drilling program and estimates of gold and silver recovery based on testwork developed during our scoping study. However, sales of gold and silver, if any, that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration and if the recoveries are less than predicted in our testwork. This risk may be increased since we have not sought or obtained a feasibility study or reserve report with regard to any of our properties. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected. There is no assurance that mineral recoveries in small scale laboratory tests will be duplicated in actual mining conditions.

        Should we successfully commence mining operations at our El Aguila Project, our ability to remain profitable long-term will depend on our ability to identify, explore, and develop additional properties.    Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. The acquisition of gold and silver properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. If we are unable to find, develop, and economically mine new properties, we most likely will not be able to be profitable on a long-term basis.

        The construction of our proposed mine and mill will be subject to all of the risks inherent in construction.    These risks include potential delays, cost overruns, shortages of material or labor, construction defects, and injuries to persons and property. We have retained Lyntek, Inc. of Denver, Colorado as a consultant to act as our general contractor for construction of the mill. We expect that Lyntek will engage a combination of American and Mexican subcontractors and material suppliers in connection with the project. While we anticipate taking all measures which we deem reasonable and prudent in connection with construction of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction. Any delay would postpone our anticipated receipt of revenue and adversely affect our operations. Cost overruns would likely require that we obtain additional capital in order to commence production. Any of these occurrences may adversely affect our ability to generate revenues and the price of our stock.

        Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations.    Our operations, including our ongoing exploration drilling program and proposed production plan at the El Aguila Project, require permits from the government. We may be unable to obtain these permits in a timely manner, on reasonable terms, or at all. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our property or commercial production will be adversely affected.

        Our properties are located in Mexico and are subject to changes in political conditions and regulations in that country.    Our existing properties are located in Mexico. In the past, Mexico has been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our mineral exploration and mining activities in Mexico may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our properties. Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our project.

        Our business operations may be adversely affected by social and political unrest in Oaxaca.    The property which we are currently exploring for mineralization is located in the State of Oaxaca, Mexico. Oaxaca City, the capital of the State of Oaxaca, experienced a period of social and political unrest in 2006. Certain civilian groups seeking political reform staged protests and demonstrations in various locations in Oaxaca City, including schools, government offices and major roadways. Although our property is roughly a 90 minute drive from Oaxaca City and the civil disturbances appear to have dissipated, these events may still negatively impact our business operations if Oaxaca experiences another such event. Our exploration program may be interrupted if we are unable to hire qualified personnel or if we are denied access to the site where our property is located. We may also be required to make additional expenditures to provide increased security in order to protect property or personnel located at our exploration site. Significant delays in exploration or increases in expenditures will likely have a material adverse affect on our financial condition and results of operations.

        Our ability to continue exploration and extract any minerals that we discover is subject to payment of concession fees and if we fail to make these payments, we may lose our interest in the properties.    Mining concessions in Mexico are subject to payment of concession fees to the federal government or lease payments to the owner of the concessions. The payments are based on the size of the property we are exploring. Our failure or inability to pay the concession fees to the government may cause us to lose our interest in one or more of our properties.

        Our primary exploration target is subject to a lease in favor of a third party which provides for royalties on production.    We lease our El Aguila property from a third party. Our lease for the El Aguila property is subject to a net smelter return royalty of 4% where production is sold in the form of gold/silver dorè and 5% where production is sold in concentrate form. The requirement to pay royalties to the owner of the concessions at our El Aguila property will reduce our profitability, if any, if we commence commercial production of gold or other precious metals.

        Our ability to develop our property is subject to the rights of the Ejido (local inhabitants) to surface use for agricultural purposes.    Our ability to mine minerals is subject to making satisfactory arrangements with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these inhabitants in order to disturb or discontinue their rights to farm. While we have successfully negotiated and signed such agreements to enable us to begin construction at the El Aguila Project, our inability to maintain these agreements could impair or impede our ability to successfully mine the properties.

        The volatility of the price of gold could adversely affect our future operations and, if warranted, our ability to develop our properties.    The commercial feasibility of our properties and our ability to raise funding to conduct continued exploration and development if warranted, is dependent on the price of gold and other precious metals. The price of gold may also have a significant influence on the market price of our common stock and the value of our properties. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold may prevent our property from being economically mined or result in the writeoff of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States Dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has fluctuated between $364 per ounce and $696 per ounce, as shown in the table below. Although it is possible for us to protect some price fluctuations by hedging in certain circumstances, the volatility of mineral prices represents a substantial risk, which no amount of planning or technical expertise can eliminate.

2003 $364	2004 $406	2005 $445	2006 $604	2007 $696

        Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.    Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are an insignificant participant in the gold mining industry due to our limited financial and personnel resources. We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties.

        An adequate supply of water may not be available to undertake mining and production at our property.    Water rights are owned by the Mexican nation and are administered by a Mexican government agency. This agency has granted water concessions to private parties throughout the area defined as the Oaxaca Hydrologic Basin, however there is no assurance that we will be granted such concessions. We have purchased water rights which we believe will be sufficient for our anticipated production needs. However, we have no assurance these water rights will continue to produce enough water for our activities. Accordingly, we may not have access to the amount of water needed to operate a mine at the property.

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

        The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.    Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Our operations are subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•	encountering unusual or unexpected formations;
•	environmental pollution;
•	personal injury, flooding and landslides;
•	variations in grades of ore;
•	labor disputes; and
•	decrease in the value of mineralized material due to lower gold and silver prices.

        We currently have no insurance to guard against any of these risks. All of these factors may result in losses in relation to amounts spent which are not recoverable.

        We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.    If any of our current employees, our principal consultant in Mexico or our principal financial consultant were to die, become disabled or leave the company, we would be forced to identify and retain individuals to replace them. Messrs. William, David and Jason Reid are our only full-time employees at this time. Jose Perez Reynoso is our consultant in Mexico who oversees our properties and operations. Frank L. Jennings is a financial consultant who provides services to us as chief financial officer. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our only personnel at this time. We have no life insurance on any individual at this time, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

        In addition to our full-time employees and our manager in Mexico, we also engage approximately 20 people in Mexico through an outsourcing agency. We believe these individuals make important contributions to our company and there is no assurance we could replace them with equally as competent personnel.

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

        While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended December 31, 2007. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. In addition, our evaluation of the effectiveness of our internal controls will be subject to audit by our independent registered accountants in the future and there is no assurance that they will agree with our assessment. If we are unable to maintain the effectiveness of our controls, or if our accountants do not agree with our assessment in the future, investors could lose confidence in our financial reports and our stock price may decline.

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

Risks Related to Our Common Stock

        The sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.    Virtually all of our presently issued and outstanding common stock is registered with the SEC for resale by our shareholders. It is likely that market sales of large amounts of common stock (or the potential for those sales even if they do not actually occur) may cause the market price of our common stock to decline, which may make it difficult to sell our common stock in the future at a time and price which we deem reasonable or appropriate and may also cause you to lose all or a part of your investment.

        Since there is presently a limited trading market for our common stock, purchasers of our common stock may have difficulty selling their shares, should they desire to do so.    Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock is limited. Our trading volume on the OTC Bulletin Board over the past three months has averaged approximately 140,000 shares per day. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and you may lose all or a portion of your investment.

        A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote.    Our executive officers and directors beneficially own approximately 28% of our common stock as of the date of this report. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals may be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time. However, shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.

        Since our common stock is not presently listed on a national securities exchange, trading in our shares will likely be subject to rules governing “penny stocks,” which will impair trading activity in our shares.    Our common stock may be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document required by the SEC. These rules also require a cooling off period before the transaction can be finalized. These requirements may have the effect of reducing the level of trading activity in any secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

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

        Our stock price may be volatile and as a result you could lose all or part of your investment.    In addition to volatility associated with over the counter securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	Changes in the worldwide price for gold;
•	Disappointing results from our exploration efforts;
•	Failure to reach commercial production or producing at rates lower than those targeted;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts' estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects; and
•	General economic trends

In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

        Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock.    We have the authority to issue up to 60,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Because our common stock is not currently listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our common stock by our current shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because we believe that trading in our common stock will initially be limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

        We have never paid dividends on our common stock and we do not anticipate paying any in the foreseeable future.    We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends for the foreseeable future. Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate earnings from operations. Further, our initial earnings, if any, will likely be retained to finance our operations. Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.   PROPERTIES

        We currently have an interest in four properties, the El Aguila property, the Las Margaritas property, the El Rey property and the Solaga property. We lease claims comprising the El Aguila property and the Las Margaritas property from an individual who serves as our consultant in Mexico and the Solaga property from an entity partially owned by our consultant in Mexico. We own mining concessions for the El Rey property. All of these properties are in the exploration stage and have no proven or probable reserves. The map below shows the general location of our four properties in Oaxaca, Mexico:

The El Aguila Project

         Background.   Effective October 14, 2002, we leased three mining concessions, El Aguila, El Aire and La Tehuana, totaling 1,896 hectares, from Jose Perez Reynoso, a consultant to our company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. We have made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due. Subject to minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations. The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property.

        We have filed for and received additional concessions for the El Aguila Project that total an additional 8,492 hectares. These additional concessions are not part of the concessions leased from our consultant, and bring our interest in the El Aguila Project to an aggregate of 9,463 hectares. The mineral concessions making up the El Aguila Project are located within the San Pedro Totolapam Ejido.

        Location and Access.    The El Aguila Project is located in the Sierra Madre del Sur of southern Mexico, in the central part of the State of Oaxaca. Access to the property is by way of the Pan American Highway (Highway # 190), approximately 120 kilometers (75 miles) southeast of Oaxaca City, the state’s capital city. At the village of San Jose de Gracia, a gravel road goes approximately four kilometers northwest to the property. We received a federal permit in February 2008 to upgrade this road and construction is presently underway by an independent contractor.

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

        Exploration Activities.    The early history of activity at the El Aguila property, as known by us, is prospecting and limited mining for gold and silver from the early 1900’s to the mid 1960’s. In 1998, Mr. Perez Reynoso acquired the concessions and leased them to Apex Silver Corporation of Denver, Colorado. Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters, or 4,074 feet). The results did not meet Apex’s expectations so it cancelled its lease on the property in 2002. We leased the property from Mr. Perez Reynoso in October 2002.

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

        We have carried out more recent exploration on the El Aguila Project that has included geologic mapping, surface sampling, geochemical sampling, a geomagnetic survey and exploratory drilling. We have drilled 4,271 holes for a total of 35,389 meters (116,784 feet), including 196 holes for 25,701 meters (84,813 feet) during 2007. Through the year ended December 31, 2007, we have spent or incurred approximately $7,412,000 in acquisition, exploration and related costs for the El Aguila Project.

        Construction Activities.    We made a decision in April 2007 to undertake efforts to place the El Aguila Project into commercial production. At our request, Lyntek Inc., an engineering firm in Denver, Colorado, has designed the mill and infrastructure requirements with an estimated capital cost of $20,000,000. We anticipate building a mill that is designed to process 850 tonnes of ore per day through a flotation section and 150 tonnes of ore per day through an agitated leach section. We have purchased or ordered most, but not all, of the equipment needed for the mill. Construction of the mill will begin upon receipt of the necessary permits from the appropriate Mexican federal agencies.

        During our first year of anticipated production, we expect that mining will be undertaken at the El Aguila near-surface mineralization area. We are targeting the La Arista area for mining during our second year of production, which would require construction of an underground mine.

        We plan to generate our own electrical power for the mill through diesel generators, although the federal power grid, located along the Pan American Highway, may be utilized in certain aspects of operations. We purchased a permitted water well to supply water for our mining activities, however the water will require pumping to the site.

        In October 2007, we acquired an additional parcel of land which is approximately five hectares in size and adjacent to the community of San Jose de Gracia, together with a permitted water well. The land and well cost us $152,522. Construction is underway at this parcel of land for employee housing as well as a health clinic which will be available to employees and local residents. We intend to use water from the well for drinking, sanitation and production purposes.

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

        Certain deposits on the El Aguila property are primarily hosted in a quartz rich, stratiform zone (manto). The main manto drilled to date that forms our initial El Aguila shallow mineralization, which we hope to mine by an open pit, is conformable with the ryholitic volcanic rock above and below the manto. It varies in thickness from less than two meters (6.6 feet) to more than 30 meters (98.4 feet). The gold and silver mineralization is considered low sulfidation, epithermal in character. There appear to be several other prospective manto units on the property.

        Surface sampling yielded anomalous gold and silver values from early district-wide exploration where silicified zones were encountered. In addition, a small, shallow adit and winze provided limited sampling underground, yielding indications of gold values in a silicified, sub-horizontal manto. Based on these early anomalous exploration samples, a drilling program was carried out by us that in fact resulted in defining a central zone of continuous, shallow, sub-horizontal mineralized material. The fact that the mineralization is relatively shallow will make mining less difficult and less expensive from an open pit mine compared to an underground mine. This mineralized material at the El Aguila is near surface and lends itself to open pit mining.

        Our 2007 drilling program identified a new area of mineralization at the El Aguila Project that we call the La Arista area. This mineralized material is different from the El Aguila near surface mineralization in that it is polymetallic in character. This polymetallic mineralization contains gold and silver plus the base metals copper, lead and zinc. The character of this mineralization is also epithermal but considered intermediate sulfidation. We anticipate that this mineralized material would be mined underground and mining activity in this area is targeted for year two and beyond of our production plan.

The El Rey Property

        We have acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by us as the El Rey property. These concessions total 892 hectares. We have conducted minimal exploration and drilling on this property to date.

        The El Rey property is an exploration stage property with no known reserves. It is approximately 64.4 kilometers (40 miles) from the El Aguila Project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the proposed El Aguila Project mill.

        Limited drilling at El Rey has encountered gold and silver mineralization up to 1 meter of 132.5 g/tonne gold (4.25 ounces/tonne) and 1.5 meters of 958 g/tonne silver. We have drilled 12 holes for a total of 1,302 meters (4,271 feet) at the El Rey property. Additional exploration drilling is underway.

The Las Margaritas Property

        The Las Margaritas property is made up of the La Tehuana concession. We leased this in October 2002 from Mr. Reynoso. It is comprised of approximately 925 hectares located adjacent to the El Aguila property. To date, we have conducted limited surface sampling, but no other significant exploration activities at the property.

The Solaga Property

        In February 2007, we leased a 100% interest in a property known as the Solaga property, which totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila project. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980’s, however, we cannot estimate if or when we will reopen the mine. The lease requires us to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production. We have not conducted any exploration activities at the property.

Mineral Concessions

        Mineral rights in Mexico belong to the Mexican government and are administered pursuant to Article 27 of the Mexican Constitution. Exploitation concessions may be granted or transferred to Mexican citizens and corporations. Our leases or concessions are held by our Mexican subsidiaries. Exploitation concessions have a term of 50 years and can be renewed for another 50 years. Concessions grant the holder the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessment are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Mining concessions are registered at the Public Registry of Mining in Mexico City and in regional offices in Mexico.

Ejido Lands and Surface Right Acquisitions

        Surface lands at the El Aguila Project area are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. We have an agreement with the local San Pedro Totolapam Ejido allowing exploration and exploitation of mineralization at the El Aguila Project.

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

        We have established surface rights agreements with the San Pedro Totolapam Ejido and the individuals impacted by our proposed operations which allow disturbance of the surface where necessary for our proposed mining operations.

Office Facilities

        Effective October 1, 2005, we leased approximately 1,000 square feet of office space under a three year agreement with an independent third party. Monthly rent equals $1,428 the first year, $1,469 the second year and $1,490 the third year, plus our share of operating expense escalations. We believe this space is adequate for our needs for the foreseeable future.

Glossary

Adit:	A more or less horizontal drive (walk-in mine) into a hill that is usually driven for the purpose of intersecting or mining an ore body. An adit may also be driven into a hill to intersect or connect a shaft for the purpose of dewatering. Adits were commonly driven on a slight incline to enable loaded mine trucks to have the advantage of a downhill run out, while the empty (lighter) truck was pushed uphill back into the hill. The incline also allows water to drain out of the adit. An adit only becomes a tunnel if it comes out again on the hill somewhere, like a train tunnel.

Andesite:	A gray to black volcanic rock with between about 52 to 63 weight percent silica (SiO2). Andesite magma commonly erupts from stratovolcanoes as thick lava flows, some reaching several km in length.

Cretaceous period:	Flowering plants appeared and dinosaurs were at their height during the Cretaceous period. 146-65 million years ago. There was a mass extinction (the K-T extinction) at the end of the Cretaceous, marking the end of the dinosaurs and many other species.

Doré:	Unrefined gold and silver bars usually containing more than 90% precious metal.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Felsic:	The minerals feldspar and quartz or an igneous rock or metamorphic rock made predominantly of feldspar and quartz; poor in iron and magnesium. Light-colored.

Gram:	A metric unit of weight and mass, equal to 1/1000th of a kilogram. One gram equals .035 ounces. One ounce equals 31.103 grams.

Hectare:	Another metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

Horst-graben:	Horst and graben are formed by widespread block faults giving rise to a mountain and valley topography that owes its origin in part at least to regional block faulting.

Kilometer:	Another metric unit of measurement, for distance. The prefix “kilo” means 1000, so one kilometer equals 1,000 meters, one kilometer equals 3,280.84 feet, which equals 1,093.6 yards, which equals 0.6214 miles.

Manto:	A mineralogy term meaning a layer or stratum.

Mineralized Material:	Minerals or Any mass of host rock in which minerals of potential commercial value occur.

Net Smelter Return Royalty:	A share of the net revenue generated from the sale of metal produced by the mine.

Ore or Ore Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Rhyolite:	A type of volcanic lava or rock that is usually light in color: it contains greater than 68% silica, by weight, and is high in potassium and sodium.

Silicified:	Is combined or impregnated with silicon or silica.

Tertiary period:	This period lasted from 65 to 1.8 million years ago. It followed the Cretaceous period (the end of the Mesozoic Era) and the K-T extinction. Many mammals developed then, including primitive whales, rodents, pigs, cats, rhinos, etc.

Tonne:	A metric ton. One tonne equals 1000kg. It is approximately equal to 2,204.62 pounds.

Volcanogenic:	Of volcanic origin.

Volcanic domes:	These are mounds that form when viscous lava is erupted slowly and piles up over the vent, rather than moving away as lava flow. The sides of most domes are very steep and typically are mantled with unstable rock debris formed during or shortly after dome emplacement. Most domes are composed of silica-rich lava which may contain enough pressurized gas to cause explosions during dome extrusion.

Winze:	Secondary or tertiary vertical or near-vertical opening sunk from a point inside a mine for the purpose of connecting with a lower level or of exploring the ground for a limited depth below a level.

Conversion Table

Metric System	Imperial System
1 metre (m)	= 3.2808 feet (ft)
1 kilometer (km)	= 0.6214 mile (mi)
1 square kilometer (km2 )	= 0.3861 square mile (mi2 )
1 square kilometer (km2 )	= 100 hectares (has)
1 hectare (ha)	= 2.471 acres (ac)
1 gram (g)	= 0.0322 troy ounce (oz)
1 kilogram (kg)	= 2.2046 pounds (lbs)
1 tonne (t)	= 1.1023 tons (t)
1 gram/tonne (g/t)	= 0.0292 ounce/ton (oz/t)

ITEM 3.	LEGAL PROCEEDINGS

        We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

        Effective September 14, 2006, our common stock began trading over-the-counter and is quoted on the OTC Bulletin Board under the symbol “GORO.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the period commencing September 14, 2006 to date. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low

December 31, 2007
First Quarter	$3.97	$1.30
Second Quarter	3.85	2.70
Third Quarter	4.83	3.57
Fourth Quarter	5.10	3.39

December 31, 2006
Third Quarter (commencing September 14)	$1.15	$0.90
Fourth Quarter	1.90	1.00

        On April 11, 2008, the high and low sales price of our common stock on the OTC Bulletin Board were $4.52 and $4.60, respectively, and we had approximately 150 holders of record of our common stock.

Penny Stock Rules

        Due to the price of our common stock, as well as the fact that we are not listed on Nasdaq or a national securities exchange, our stock is characterized as “penny stocks” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

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

ITEM 6.	SELECTED FINANCIAL DATA

        Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        This discussion analyzes our financial condition at December 31, 2007 and compares it to our financial condition at December 31, 2006. This discussion also summarizes the results of our operations for the year ended December 31, 2007 and compares those results to the year ended December 31, 2006.

Overview

        We are a company engaged in the exploration of gold and silver properties, primarily in Mexico, with a goal of production in the near future. We pursue exploration of gold and silver projects that we believe feature low operating costs and have the potential to produce a high return on the capital invested. We hold a 100% interest in four properties in Mexico’s southern State of Oaxaca. See “Item 2. Properties” for more information about our properties. Mineral exploration requires significant capital and our assets and resources are limited. We have never received revenue from operations and have relied on equity financing to fund our operations to date.

        We completed our IPO in August 2006 at $1.00 per share and received gross proceeds of $4,600,000. We raised additional capital pursuant to two private placements of our common stock; one in December 2006 for gross proceeds of $5,186,400 and one in December 2007 for gross proceeds of $22,234,000. We used the initial IPO and December 2006 private placement funds to continue exploration at the El Aguila property. In April 2007, we decided to move forward with construction at the El Aguila property in an effort to commence commercial production. We anticipate using the funding provided by our December 2007 private placement to fund construction.

        Our decision to accelerate construction was made based upon drilling data that we believe provides evidence of mineralized material in amounts sufficient to proceed with construction activities. However, we have not commenced a feasibility study that would allow us to classify any of our mineralized material as proven or probable reserves, as those terms are defined by the SEC in Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations.” The SEC definition of “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.”

        Our ability to demonstrate the existence of proven or probable reserves would require us to continue exploration drilling that demonstrated the existence of sufficient mineralized material and to complete a positive feasibility study. A feasibility study must demonstrate with reasonable certainty that the deposit can be legally and economically extracted and produced. At this time, we have neither undertaken these additional activities nor implemented plans to undertake these activities in the future. Accordingly, the mineralized material drilled by us or developed by us should not be considered proven or probable mineral reserves. Additionally, the assumptions used by us in our decision to undertake construction of the mill and mine may prove to be inaccurate. Thus, we may never be able to recover sufficient mineralized material to become profitable.

        In accordance with accounting principles generally accepted in the United States, all expenditures for exploration and evaluation of our properties to date have been expensed as incurred. Furthermore, until mineralized material is classified as proven or probable reserves, substantially all expenditures for mine construction have been or will be expensed as incurred. Certain expenditures, such as for rolling stock, processing equipment, and facilities may be capitalized, subject to our evaluation of the expenditures as an asset with future realizable value. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures incurred during 2008, most of our investment in mining properties does not appear as an asset on our balance sheet.

        We plan to continue exploration of the El Aguila property at the same time that we undertake efforts to place the property into production. We also intend to continue exploration of the El Rey property in 2008. Our ultimate objective is to become a producer of gold, silver and possibly other associated base metals. We are unable at this time to predict when, if ever, that objective will be achieved.

        Anticipated Production.    While we intend to continue exploration at the El Aguila Project for the foreseeable future, we are moving forward with our plans to make improvements to the property for anticipated production. This will include acquisition of equipment and construction of a mill. We presently anticipate mining by open pit and building a mill that is designed to process 850 tonnes of ore per day through a flotation section and 150 tonnes of ore per day through an agitated leach section, subject to receiving the necessary permits. Based on preliminary estimates, which we continue to refine, we expect to require $20,000,000 to construct a mill and prepare the property for production. Only after a mine and a mill are constructed and operational could we expect any revenue.

        We have engaged Lyntek, Inc. of Denver, Colorado, on a month to month basis to design and build the mill at the El Aguila Project. This design work is substantially complete and we have already purchased much of the equipment such as the ball mill, float cells and the crushing plant. We are in the process of ordering the balance of the equipment. We have applied for permits from the Mexican government which will allow us to commence construction of the mill, however, we have not received approval to date. We remain optimistic that upon receipt of such approval in the near future, we will be able to complete construction and commence production during the second half of 2008. We expect the mining to be done under contract with a third party contractor.

        Our primary target for production in 2008 will be gold from the near-surface mineralization at El Aguila. Any silver contained in the mineralization will be produced as a by-product, the revenue from which will help offset the costs of producing the gold. In the following year, if activities go as planned, we intend to undertake production of gold from an underground mine at the nearby El Aire vein. Since we believe that area contains base metals such as copper, lead and zinc, we intend to produce those as by-products, the revenue from which would help offset the costs of producing the gold. The mineralization from both the near-surface mineralization and the anticipated underground mine will be processed at the proposed mill at the El Aguila Project.

        Additional Capital Investment.   In addition to expenses of exploration and constructing a mill, we also anticipate making infrastructure improvements at the El Aguila Project. Foremost among these expenses is the construction of a four kilometer access road to the proposed mill site and mining camp improvements, which will be necessary to enter the production phase. We recently received a permit from the appropriate Mexican federal agency to build the road and construction is underway. We purchased five hectares of land for the camp location, together with a permitted water well, for a price of $152,522. We estimate costs of approximately $750,000 to complete the road and $1,500,000 to build the camp for employee housing. We commenced these capital improvements in the first quarter of 2008.

        Corporate Overhead.   Included in our plan of operation are the expenses of overseeing our business and paying other general and administrative expenses. These expenses primarily include salaries and consulting fees, rent, travel and professional fees. We currently estimate these expenses at $140,000 per month based on existing commitments and expectations. We expect these expenses will be paid from our cash position and future equity offerings, if necessary, until such time, if ever, we are successful in placing one or more of our properties into production.

Liquidity and Capital Resources

        As of December 31, 2007, we had working capital of $21,282,704, consisting of current assets of $22,051,156 and current liabilities of $768,452. This represents an increase of $13,867,497 from the working capital balance of $7,415,207 as of December 31, 2006.

        We completed a private placement on December 5, 2007 whereby we sold 5,558,500 shares of our common stock at $4.00 per share for which we received gross proceeds of $22,234,000. We agreed to pay finders’ fees consisting of cash and stock to certain individuals and entities that assisted with locating purchasers. We issued 263,900 shares of our common stock and paid cash fees of $522,000 to the finders, resulting in net cash proceeds of $21,712,000. During 2007, the cash proceeds from this private placement represented all of the cash provided by financing activities. During 2006, cash provided by financing activities was $9,339,900, which included proceeds from our initial public offering and from our 2006 private placement and from the exercise of stock options.

        We expect that substantially all of the proceeds from the financing activities will be used to fund the further exploration of our mining properties and to continue the implementation of our business plan. Our most significant expenditures are expected to be the design and construction costs of the mine site, the mill site, including processing equipment, and the camp site for our mine workers. In addition, we are continuing our exploratory drilling program to further delineate the area of mineralized content. Furthermore, we continue to incur operating expenses, including (a) approximately $140,000 per month for salaries and other corporate overhead; and (b) legal and accounting fees associated with our status as a public company. We believe that we will need to obtain additional funding during 2008 to continue our construction plans.

        We have never received revenue from gold or other mineral sales. We have historically relied on equity financings or loans (including loans from our officers) to continue funding our operations. From inception through December 31, 2007, we received $36,532,591 in cash, services and other consideration through issuance of our common stock. As of December 31, 2007, we did not have any outstanding debt financing, as all previous borrowings have been repaid or converted into equity. We do not believe that we are a candidate for conventional debt financing and we have not made arrangements to borrow funds for working capital requirements. We will be dependent on additional financing to expand our exploration efforts beyond current plans and may require additional funding to complete construction of metal processing facilities.

        Although we believe we have identified sufficient mineralized content to proceed with construction plans, our assets do not meet the definition of proven or probable reserves set forth in Industry Guide 7 of the SEC. Accordingly, we have expensed all exploration and evaluation costs and our investment in mineral properties does not appear as an asset on our balance sheet. During the year ended December 31, 2007, we spent $5,731,771 on acquisition, exploration and evaluation activities. This compares to $628,851 spent during 2006. Exploration of our properties accelerated in late 2006 and throughout 2007 following successful completion of our IPO in 2006 and subsequent private placements in 2006 and 2007. From inception to December 31, 2007, we have spent $8,502,443 on the acquisition and exploration of our various properties, including approximately $7,880,000 which has been spent on the currently active properties known as El Aguila, Las Margaritas, El Rey and Solaga.

        Net cash used in operating activities was $6,908,890 during the year ended December 31, 2007, compared to $1,795,858 during 2006. As more fully explained in the overview above, we accelerated exploration and improvement of our mining properties with the proceeds from our common stock offerings. In addition, cash spent on general and administrative expenses increased during 2007 compared to 2006, primarily in support of increasing exploration and business development activities.

        Net cash used in investing activities was $456,152 in 2007 compared to $59,966 in 2006. During 2007, we commenced the acquisition of certain assets to be used in the improvement of our mine site and began the acquisition of processing equipment.

Results of Operations – Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

        For the year ended December 31, 2007 we reported a net loss of $8,076,342, or $(0.28) per share, compared to a net loss of $2,686,762, or $(0.13) per share for 2006. In neither year did we report any revenue except interest income. We expect to incur losses until such time, if ever, as we begin generating revenue from operations. We are considered an exploration stage company for accounting purposes, since we have not received any revenue from mineral sales.

        Total costs and expenses were $8,318,855 in 2007 compared to $2,743,851 in 2006, an increase of $5,575,004 or 203%. Mineral property costs for the year ended December 31, 2007, including acquisition and exploration costs, increased $5,102,920 from $628,851 in 2006 to $5,731,771 in 2007. The increase reflects our increasing exploration and construction activities at our various properties located in and around the El Aguila Project. During the latter part of 2006, we began to increase our exploration spending and committed to an initial exploratory drilling contract for $300,000. We subsequently expanded our drilling program and aggregate drilling costs during 2007 were approximately $2,700,000.

        General and administrative expense for the year ended December 31, 2007 increased to $1,809,154 compared to $1,470,061 during 2006. The increase of $339,093 primarily reflects increased wage and salary costs of approximately $30,000, an increase of $28,000 in legal and accounting fees associated with SEC reporting requirements, and $211,500 of investor relations expenses necessary to disseminate information to potential and existing investors. Travel expenses increased from $103,241 to $173,559. The increase represents increased travel to the mineral properties in Mexico, as well as meetings with investors.

        We incurred stock compensation expenses of $730,450 for the year ended December 31, 2007 compared to $626,900 for 2006. During 2007, we issued 170,000 restricted shares of common stock as partial compensation for investor relations services valued at a weighted average price of $3.39. We also issued 15,000 shares of common stock valued at $3.68 per share in recognition of consulting services performed in Mexico. The cost of shares issued was determined using quoted market values either at the time of the stock grant or at the average stock price during the period of service.

        During 2006, we issued 100,000 restricted shares of common stock valued at $1.00 per share to a director as partial compensation for his service to the Board of Directors. We also issued 35,000 shares of common stock valued at $1.71 to two employees for their services. We also issued 250,000 restricted shares of common stock valued at $1.10 to a firm that provided investor relations services and we issued 30,000 shares of restricted common stock valued at $1.45 to a consultant who provided investor relations services.

        During the year ended December 31, 2007, we also granted stock options to a public relations consultant to purchase 50,000 shares of common stock at an exercise price of $3.68 per share, all of which vested in 2007. We used an option pricing model to value the options at $83,192. Total compensation expense related to option grants recorded during 2007 was $99,482, including all options issued during 2007 and options issued during prior years that required the allocation of certain amounts to 2007.

        During the year ended December 31, 2006 we granted stock options to purchase 1,200,000 shares of common stock at an exercise price of $1.00 per share, of which 1,150,000 vested in 2006 and 50,000 vested in 2007. We used an option pricing model to value the options. The 1,200,000 options were valued at $163,340 and the expense was allocated partially to 2007 ($16,290) and partially to 2006 ($147,050).

        Interest income increased to $242,513 in 2007 compared to $57,089 in 2006, an increase of $185,424, or 325%. The increase is due to the proceeds from our 2007 and 2006 private placement financings which have been deposited in short term interest bearing accounts. Monthly interest earnings from invested cash is expected to decline in future months as we utilize the cash balances for operating and exploration activities.

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

        All such capitalized costs, and estimated future development costs, if any, will be amortized using the units-of-production method over the estimated life of the ore body. The units-of-production method requires an estimate of proven and probable reserves. Until we establish proven and probable reserves, we will generally not capitalize mining costs and will not report any amortization expense.

        Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

        Property Retirement Obligation.    We implemented SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective January 1, 2003. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. We have determined that we have no property retirement obligations as of December 31, 2007.

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

        Foreign Operations.    Our present activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of our company’s investments.

        Foreign Currency Translation.    The local currency is the functional currency for our subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders’ equity.

         Estimates.    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and provable reserves, treatment of exploration and development costs as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies.  Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

Recent Accounting Pronouncements

        In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

        In December 2007 the FASB issued FAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

        In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

        There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Management’s Report on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006, and for the period from Inception (August 24, 1998) to December 31, 2007

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period from Inception (August 24, 1998) to December 31, 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, and for the period from Inception (August 24, 1998) to December 31, 2007

Notes to Consolidated Financial Statements

GOLD RESOURCE CORPORATION
MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

—	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

—	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

—	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gold Resource Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2006 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.

April 10, 2008
Denver, Colorado

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$22,007,216	$7,660,258
Refundable tax payments	—	193,271
Other current assets	43,940	12,841

Total current assets	22,051,156	7,866,370

Investment in mineral properties	—	—
Property and equipment - net	504,951	96,279
Other assets	1,469	1,469

Total assets	$22,557,576	$7,964,118

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$768,452	$451,163

Total current liabilities	768,452	451,163

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
34,146,952 and 28,139,552 shares issued and outstanding,	34,147	28,139
respectively
Additional paid-in capital	36,498,444	14,062,002
(Deficit) accumulated during the exploration stage	(14,673,211)	(6,596,869)
Other comprehensive income:
Currency translation adjustment	(70,256)	19,683

Total shareholders' equity	21,789,124	7,512,955

Total liabilities and shareholders' equity	$22,557,576	$7,964,118

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006
and for the period from Inception (August 24, 1998) to December 31, 2007

	2007	2006	Inception (August 24, 1998) to December 31, 2007
Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property acquisition	20,581	100,000	479,262
Property exploration and evaluation	5,711,190	528,851	8,023,181
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative
Salaries and benefits	880,098	850,490	1,871,022
Legal and accounting	234,154	206,465	552,705
Investor relations	342,083	130,583	495,068
Travel related	173,559	103,241	351,564
All other general and administrative	179,260	179,282	438,162
Stock based compensation
Stock awards	630,968	479,850	1,698,318
Grant of stock options	99,482	147,050	246,532
Depreciation	47,480	18,039	72,767

Total costs and expenses	8,318,855	2,743,851	14,980,772

Operating (loss)	(8,318,855)	(2,743,851)	(14,980,772)
Other income:
Interest income	242,513	57,089	307,561

(Loss) before income taxes	(8,076,342)	(2,686,762)	(14,673,211)
Provision for income taxes	—	—	—

Net (loss)	(8,076,342)	(2,686,762)	(14,673,211)
Other comprehensive income:
Currency translation gain (loss)	(89,939)	19,544	(70,256)
Net comprehensive (loss)	$(8,166,281)	$(2,667,218)	$(14,743,467)

Net (loss) per common share:
Basic and Diluted	$(0.28)	$(0.13)
Weighted average shares outstanding:
Basic and Diluted	28,645,038	20,218,659

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period from Inception (August 24, 1998) to December 31, 2007

	Number of Common Shares	Par Value of Common Shares	Additional Paid - in Capital	Accumulated (Deficit)	Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
Balance at Inception, August 24, 1998	—	$—	$—	$—	$—	$—
Shares for contributed capital at
$0.005 per share - related parties	2,800,000	2,800	(1,400)	—	—	1,400
Net (loss)	—	—	—	(1,657)	—	(1,657)

Balance, December 31, 1998	2,800,000	2,800	(1,400)	(1,657)	—	(257)
Shares for contributed capital at
$0.005 per share - related parties	1,000,000	1,000	(500)	—	—	500
Net (loss)	—	—	—	(663)	—	(663)

Balance, December 31, 1999	3,800,000	3,800	(1,900)	(2,320)	—	(420)
Shares issued for management contract
at $0.17 per share - related
party	1,226,666	1,226	202,578	—	—	203,804
Net (loss)	—	—	—	(205,110)	—	(205,110)

Balance, December 31, 2000	5,026,666	5,026	200,678	(207,430)	—	(1,726)
Shares issued for management contract
at $0.14 per share - related
party	1,333,334	1,334	187,053	—	—	188,387
Conversion of debentures at
$0.25 per share - related
parties	200,000	200	49,800	—	—	50,000
Sale of shares for cash at $0.25 per share	820,000	820	204,180	—	—	205,000
Net (loss)	—	—	—	(346,498)	—	(346,498)

Balance, December 31, 2001	7,380,000	7,380	641,711	(553,928)	—	95,163
Shares issued for cash at $0.25 per share	392,000	392	97,608	—	—	98,000
Shares issued for cash at $0.17 per share	1,351,352	1,351	223,322	—	—	224,673
Net (loss)	—	—	—	(788,629)	(17)	(788,646)

Balance, December 31, 2002	9,123,352	9,123	962,641	(1,342,557)	(17)	(370,810)

Shares issued for cash at $0.25 per share	577,000	577	143,673	—	—	144,250
Share issuance costs forgiven	—	—	25,327	—	—	25,327
Net (loss)	—	—	—	(496,046)	29	(496,017)

Balance, December 31, 2003	9,700,352	9,700	1,131,641	(1,838,603)	12	(697,250)
Shares issued for cash at $0.25 per share	608,000	608	151,392	—	—	152,000
Shares issued in repayment of loan related
to exploration agreement at
$0.42 per share	1,200,000	1,200	498,800	—	—	500,000
Shares issued as stock grant at
$0.25 per share	600,000	600	149,400	—	—	150,000
Net (loss)	—	—	—	(853,593)	(73)	(853,666)

Balance, December 31, 2004	12,108,352	12,108	1,931,233	(2,692,196)	(61)	(748,916)
Stock grant at $0.25 per share	1,750,000	1,750	435,750	—	—	437,500
Stock option exercised at $0.25 per share	10,000	10	2,490	—	—	2,500
Stock issued for cash at $0.25 per share	276,000	276	68,724	—	—	69,000
Stock issued for satisfaction of payables
at $0.25 per share	1,280,000	1,280	318,720	—	—	320,000
Shares issued for cash at $0.47 per share	2,728,500	2,729	1,272,271	—	—	1,275,000
Shares issued for cash at $0.50 per share	122,000	122	60,878	—	—	61,000
Shares issued for cash at $0.50 per share	30,000	30	14,970	—	—	15,000
Net (loss)	—	—	—	(1,217,911)	200	(1,217,711)

Balance, December 31, 2005	18,304,852	18,305	4,105,036	(3,910,107)	139	213,373
Stock options exercised at $0.25 per share	240,000	240	59,760	—	—	60,000
Stock options granted	—	—	147,050	—	—	147,050
Director stock grant at $1.00 per share	100,000	100	99,900	—	—	100,000
Shares issued for cash at $1.00 per share,
net of issue costs	4,600,000	4,600	4,346,600	—	—	4,351,200
Shares issued for investor relations
services at $1.14 per share	280,000	280	319,720	—	—	320,000
Shares issued for cash at $1.20 per share,
net of issue costs	4,322,000	4,322	4,924,378	—	—	4,928,700
Shares issued for investment banking	—
services at $1.20 per share	257,700	257	(257)	—	—	—
Employee stock grants at $1.71 per share	35,000	35	59,815	—	—	59,850
Net (loss)	—	—	—	(2,686,762)	19,544	(2,667,218)
Balance, December 31, 2006	28,139,552	28,139	14,062,002	(6,596,869)	19,683	7,512,955

Shares issued for investor relations services
at weighted average price
of $3.39 per share	170,000	170	575,598	—	—	575,768
Shares issued for consulting services in
Mexico at $3.68 per share	15,000	15	55,185	—	—	55,200
Stock options granted	—	—	99,482	—	—	99,482
Shares issued for cash at $4.00 per share,
net of issue costs	5,558,500	5,559	21,706,441	—	—	21,712,000
Shares issued for investment banking
services	263,900	264	(264)	—	—	—
Net (loss)	—	—	—	—	—	—

Balance, December 31, 2007	34,146,952	$34,147	36,498,444	$(14,673,211)	$(70,256)	$21,789,124

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006
and for the period from Inception (August 24, 1998) to December 31, 2007

	2007	2006	Inception (August 24, 1998) to December 31, 2007
Cash flows from operating activities:
Net (loss)	$(8,076,342)	$2,686,762)	$(14,673,211)

Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation	47,480	18,039	72,767
Stock compensation	730,450	626,900	1,944,850
Management fee paid in stock	—	—	392,191
Related party payable paid in stock	—	—	320,000
Foreign currency translation adjustment	(89,939)	19,544	(70,256)
Issuance cost forgiven	—	—	25,327
Changes in operating assets and liabilities:
Operating assets	162,172	(191,135)	(43,940)
Accounts payable and accrued liabilities	317,289	426,326	768,452
Other liabilities - related parties	—	(8,770)	—
Other	—	—	(4,569)

Total adjustments	1,167,452	890,904	3,404,822

Net cash (used in) operating activities	(6,908,890)	(1,795,858)	(11,268,389)

Cash flows from investing activities:
Capital expenditures	(456,152)	(59,966)	(577,718)

Net cash (used in) investing activities	(456,152)	(59,966)	(577,718)

Cash flows from financing activities:
Cash proceeds from initial public stock
offering	—	4,351,200	4,351,200
Cash proceeds from other sales of stock	21,712,000	4,928,700	28,889,623
Cash proceeds from exercise of options	—	60,000	62,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from exploration funding agreement -
Canyon Resources	—	—	500,000

Net cash provided by financing activities	21,712,000	9,339,900	33,853,323

Net increase in cash and equivalents	14,346,958	7,484,076	22,007,216
Cash and equivalents at beginning of year	7,660,258	176,182	—

Cash and equivalents at end of year	$22,007,216	$7,660,258	$22,007,216

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$—	$—	$500,000

Conversion of founders debentures into
common stock	$—	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

1.    Summary of Significant Accounting Policies

        Basis of Presentation.   Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company. It plans to develop mineral properties and ultimately become a producer of gold, silver, and base metals. The Company has not generated any revenues from operations. The consolidated financial statements included herein are expressed in United States dollars, the Company’s reporting currency.

        Basis of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned Mexican corporation subsidiaries, Don David Gold S.A. de C.V. and Golden Trump Resources S.A. de C.V. The expenditures of Don David Gold and Golden Trump Resources are generally incurred in Mexican pesos. Significant intercompany accounts and transactions have been eliminated.

         Estimates.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, treatment of exploration and development costs as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

        Statements of Cash Flows.  The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

        Exploration and Development Costs.  Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. If it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. In addition, the Company may capitalize previously expensed acquisition and exploration costs if it is later determined that the property can economically be developed. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities would be capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would also be capitalized.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

        All such capitalized costs, and estimated future development costs, if any, will be amortized using the units-of-production method over the estimated life of the ore body. The units-of-production method requires an estimate of proven and probable reserves. Until we establish proven and probable reserves, we will generally not capitalize mining costs and will not report any amortization expense.

        Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

        Property and Equipment.   All items of property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

         Depreciation.    Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Trucks and autos	4 to 5 years
Office furniture and equipment	5 to 10 years
Computer hardware and software	3 years
Exploration equipment	6 to 8 years

        Property Retirement Obligation.   The Company follows SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has determined that it has no material property retirement obligations as of December 31, 2007.

        Stock Option Plans.   Effective January 1, 2006, the Company implemented SFAS 123, “Accounting for Stock-Based Compensation,” requiring the Company to provide compensation costs for the Company’s stock option plans determined in accordance with the fair value based method prescribed in SFAS 123, as amended. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model and provides for expense recognition over the service period, if any, of the stock option.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

        Per Share Amounts.   SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (28,645,038 for 2007 and 20,218,659 for 2006). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the period ended December 31, 2007, outstanding options to purchase 2,650,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

        Income Taxes.   The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

        In accordance with FIN 48 (effective January 1, 2007) which clarifies SFAS 109, the Company recognizes in its financial statements the impact of any tax position that more than likely will be sustained in an examination, based on the technical merits of the position.

        Business Risks.   The Company continually reviews the mining and political risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company may be affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The Company’s business is subject to extensive licensing, permitting, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

        Fair Value of Financial Instruments.   SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. FASB Statement No. 157, “Fair Value Measurements” (SFAS 157) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007.

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

        Concentration of Credit Risk.   The Company’s operating cash balances are maintained in two primary financial institutions and periodically exceed federally insured limits. The Company believes that the financial strength of these institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

        Foreign Currency Translation.   The local currency, the Mexican peso, is the functional currency for the Company’s subsidiaries. Current assets and current liabilities are translated using the exchange rate in effect at the balance sheet date. Other assets and liabilities are translated using historical exchange rates. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders’ equity.

        Recent Pronouncements.   In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). Under this standard, an entity is required to provide additional information that will assist investors and other users of financial information to more easily understand the effect of the company’s choice to use fair value on its earnings. Further, the entity is required to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. This standard does not eliminate the disclosure requirements about fair value measurements included in FAS 157 and FAS No. 107, Disclosures about Fair Value of Financial Instruments. FAS 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the requirements of FAS 159 and has not yet determined the impact on its financial statements.

        In December 2007 the FASB issued FAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement replaces SFAS 141, Business Combinations. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement determines what information to disclose to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective as of January 1, 2009 and do not allow early adoption. Management is currently evaluating the impact of adopting this statement.

        In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

        There were various other accounting standards and interpretations issued during 2007 and 2006, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

2.    Mineral Properties

        We currently have an interest in four properties, the El Aguila property, the Las Margaritas property, the El Rey property and the Solaga property. We lease claims comprising the El Aguila Project from an individual who serves as our consultant in Mexico and the Solaga property from an entity partially owned by our consultant in Mexico. We own mining concessions for the El Rey property, which are subject to a 2% royalty on production payable to this consultant. All of these properties are in the exploration stage and have no proven or probable reserves.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

        El Aguila and Las Margaritas.   Effective October 14, 2002, we leased a prospective gold/silver property comprised of three concessions, El Aguila, El Aire and La Tehuana, from Jose Perez Reynoso, a consultant to our company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. Prior to 2007 we have made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due.

        El Rey.   We have acquired claims in another area of the Sierra Madre del Sur region of Mexico by filing concessions under the Mexican mining laws. The mineral concessions making up the El Rey property are located within the San Baltazar Chichicapam Ejido. During the year ended December 31, 2007, we spent $449,000 on exploratory drilling at El Rey.

        Solaga.    In February 2007 we leased a 100% interest in a property known as the Solaga property. The lease required us to pay $10,000 at the time of execution, perform $25,000 of work and grant the lessor a 4% net smelter return on any production. We have conducted no exploration on this property to date.

3.    Property and Equipment

        At December 31, 2007, property and equipment consisted of the following:

	2007	2006
Land	$152,522	$—
Trucks and autos	131,509	60,203
Office furniture and equipment	88,385	50,693
Exploration equipment	205,302	10,670

Subtotal	577,718	121,566
Accumulated depreciation	(72,767)	(25,287)

Total	$504,951	$96,279

4.    Income Taxes

        At December 31, 2007, the Company has tax loss carryforwards approximating $7,400,000 that expire at various dates through 2027. The principle difference between the net loss reported for book purposes and the taxable loss reported for tax purposes relates to the taxation of foreign subsidiaries. Secondly, stock based compensation expenses are generally deductible in different periods and in different amounts than the expense recognized for book purposes.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$2,537,000	$1,972,000
Foreign losses	2,167,000	—
Stock based compensation	278,000	—

Total deferred tax assets	4,982,000	1,972,000
Valuation allowance	(4,982,000)	(1,972,000)

Net deferred tax asset	$—	$—

        At this time, the company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The change in the valuation allowance was approximately $2,616,000 during 2007.

        A reconciliation of the tax provision for 2007 and 2006 at statutory rates is comprised of the following components:

	2007	2006
Tax at statutory rates	$(2,746,000)	$(914,000)
Book to tax adjustments:
Stock and option grants	34,000	217,000
Valuation allowance	2,712,000	697,000

Tax provision	$—	$—

5.    Shareholders’ Equity (Deficit)

        Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one additional share of common stock, par value $.001, was issued for each common share outstanding as of that date. All of the financial information in this report has been adjusted to reflect the effect of this two-for-one stock split and the increase in authorized shares.

        The Company was formed August 24, 1998 by William W. Reid and David C. Reid (the “Founders”). During 1998 and 1999, the Founders received 3,800,000 shares of common stock valued at $1,900 for administrative and organization expenses. The Company remained generally inactive through 1999.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

        During 2001, the Founders made convertible debenture loans to the Company of $50,000 and then converted $50,000 in convertible debentures into 200,000 shares of common stock of the Company at a conversion price of $.25 per share.

        In September 2001, the Company commenced the sale of its common shares under exemptions offered by federal and state securities regulations. During 2001, the Company sold 820,000 shares at $.25 per share (total $205,000).

        During 2002, the Company sold 392,000 shares at $.25 per share ($98,000) to various parties and 1,351,352 shares at approximately $.17 per share ($224,673) to an institutional investor, RMB International (Dublin) Limited (“RMB”).

        During 2003, the Company sold 577,000 shares at $.25 per share raising net proceeds of $144,250. Effective September 30, 2003, U.S. Gold acquired the RMB shares in exchange for U.S. Gold shares, and terminated the obligation of the Company to pay RMB approximately $25,327 in transaction costs, which was added back into paid-in-capital.

        During 2004, the Company sold 608,000 shares at $.25 per share raising net proceeds of $152,000. Also during 2004, the Company issued 1,200,000 shares at approximately $.42 per share to Canyon for $500,000 in repayment of a loan for funding of exploration cost at the El Aguila property. Also during 2004, the Company made a stock grant of 600,000 shares at $.25 per share or $150,000 to a consultant of the Company, Jose Perez Reynoso.

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

        During 2005 an individual exercised stock options for 10,000 shares for $2,500. In June 2005, the Company issued 1,280,000 shares to U.S. Gold Corporation in satisfaction of $320,000 owed for a prior year management contract.

        During 2005, the Company sold 428,000 shares to individual investors for cash proceeds of $145,000 (276,000 shares at $0.25 per share and 152,000 shares at $0.50 per share).

        In addition, during July and August 2005, the Company closed transactions under a Subscription Agreement and Stock Purchase Option Agreement with Heemskirk Consolidated Limited (“Heemskirk”), an Australian global mining house, whereby Heemskirk purchased 2,000,000 shares of common stock of the Company at $0.50 per share. A finder’s fee of 140,000 shares was paid to a third party (resulting in a net value of $0.47 per share). Heemskirk had previously purchased (in April, 2005) 150,000 shares of common stock at $0.50 per share and the Company had paid a finder’s fee of 10,500 shares. The Company agreed to give Heemskirk a first right of offer for any financings, including sale of equity, the Company may pursue, subject to the prior rights of Canyon discussed above. In a similar transaction during August 2005, the Company sold 400,000 shares to another investor raising $200,000 and paid a finder’s fee to a third party of 28,000 shares. These transactions resulted in the issuance of 2,728,500 shares for net cash proceeds of $1,275,000 ($0.47 per share).

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

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

        In May, 2006, the Company made a common stock award of 100,000 shares to a director. These shares were valued at $100,000. In December, 2006, the Company made a common stock award of 35,000 shares to two employees. These shares were valued at $59,850. In October, 2006, the Company issued 250,000 shares of restricted common stock in exchange for investor relations services. These shares were valued at $275,000.

        Pursuant to a contract effective November 1, 2006, the Company agreed to issue shares of common stock to a consultant performing investor relations work on its behalf. The 30,000 shares issued in November 2006 were valued at $1.50 per share, or $45,000. The 30,000 shares issued in February 2007 were valued at $2.428 per share, or $72,840. The 30,000 shares issued in May 2007 were valued at $3.39 per share or $101,670. In November, 2007, 30,000 shares were issued at a value of $4.14 per share or $124,200, and 20,000 shares were issued at a value of $4.235 per share or $84,703. The Company agreed to issue an additional 10,000 shares for services performed during December 2007 valued at $4.375 per share or $43,745.

        On May 1, 2007, the Company entered into an investor relations contract for international investors that required the issuance of 50,000 shares of restricted common stock during the second quarter of 2007. These shares were valued at fair market value of $148,500.

        On October 2, 2007, the Company agreed to issue 15,000 shares of common stock for consulting services performed in Mexico. These shares were valued at $3.68 per share or $55,200 and were recorded as stock compensation during the year ended December 31, 2007.

        On December 5, 2007, the Company completed the sale of 5,558,500 shares of common stock in a private placement for a price of $4.00 per share, for aggregate gross proceeds of $22,234,000. The sales were made pursuant to a subscription agreement between the Company and each subscriber. In connection with the private placement, the Company agreed to pay finders’ fees of $522, 000 cash and 263,900 shares of common stock.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

        The Company may continue to raise capital through the sale of its common shares and may also seek other funding or corporate transactions to achieve its business objectives.

        As of December 31, 2007, the Founders beneficially own a total of 7,264,845 shares (excluding options), or approximately 21% of the outstanding shares.

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

        During the year ended December 31, 2006, stock options were granted to purchase 1,200,000 shares of common stock. Grants covering 1,100,000 shares were issued to an employee and a director at an exercise price of $1.00 and a term of thirty-three months. All options vested in 2006. Stock option compensation expense of $141,350 was calculated based upon a fair value calculation using the following assumptions: expected life of 2.75 years, stock price of $1.00 at date of grant, dividend yield of 0%, and interest rate of 5%. Grants covering 100,000 shares were issued to a service provider with an exercise price of $1.00 per share and a term of twenty-four months. Options covering 50,000 shares vested in 2006 and options covering 50,000 shares vested in 2007. Stock option compensation expense of $21,440 was calculated based upon a fair value calculation using the following assumptions: expected life of two years, stock price of $1.00 at date of grant, dividend yield of 0%, and interest rate of 5%. The total cost of the 1,200,000 options issued during 2006 was $163,340. The expense allocated to 2006 was $147,050 and the expense allocated to 2007 was $16,290.

        During the year ended December 31, 2007, stock options were granted to a public relations consultant to purchase 50,000 shares of common stock at an exercise price of $3.68 per share and a term of two years and a vesting period during 2007. Stock option compensation expense of $83,192 was calculated based upon a fair value calculation using the following assumptions: expected life of two years, stock price of $3.68 at date of grant, dividend yield of 0%, and interest rate of 4%.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	2,600,000	$0.60	1,640,000	$0.25
Granted	50,000	$3.68	1,200,000	$1.00
Terminated	—	—	—	—
Exercised	—	—	(240,000)	0.25

Outstanding, end of year	2,650,000	$0.65	2,600,000	$0.60

Options exercisable, end of year	2,650,000	$0.65	2,550,000	$0.59

Weighted Average Fair Value of Options		$1.66		$0.13

6.    Rental Expense and Commitments and Contingencies

        Effective October 1, 2005, the Company entered into a 3 year lease on office space in Denver, Colorado. Required payments approximate $1,500 per month. Remaining minimum lease obligations for future calendar years will be $13,400 in 2008. Rent expense for 2007 was $27,000.

        Effective January 1, 2006, the Company entered into employment agreements with its executive officers which extend for a three-year term. Pursuant to the terms of those agreements, William Reid’s annual salary is $240,000 and David Reid’s annual salary is $170,000. Each individual also participates in health and other insurance programs maintained by the Company. The employment agreements are automatically renewable for one-year terms unless either party gives notice to the other that they do not wish to renew the agreement, not less than 120 days prior to expiration.

        Pursuant to the terms of the employment agreements, the employee would be entitled to certain payments in the event his employment is terminated under certain circumstances. If the Company terminates the agreement without cause, or either executive officer terminates the agreement “with good reason,” the Company would be obligated to pay two years of compensation in accordance with its regular pay periods. Termination by an executive officer with good reason includes a change in control.

7.    Related Party Transactions

US Gold—

        Effective July 1, 2000, the Company and US Gold entered into a management contract whereby US Gold provided general management of the business activities of the Company through December 31, 2001 in exchange for 2,560,000 shares of common stock of the Company valued at $392,191 or approximately $.15 per share, representing the actual allocated internal costs recorded by US Gold in its performance of the contract. Effective January 1, 2002, the Company and US Gold entered into a second Management Contract with a duration of one year (the “2002 Management Contract”). Under the 2002 Management Contract, US Gold provided general management of the business activities of the Company through December 31, 2002 in exchange for payment of $30,000 per month to US Gold. The Company paid US Gold $30,000 under the 2002 Management Contract and owed US Gold $330,000 at December 31, 2004. In June 2005, the Company paid $10,000 and issued 1,280,000 shares to US Gold Corporation in satisfaction of $320,000 owed.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

        In July 2005, in connection with a change in control of US Gold, the employment agreements of Messrs. William Reid, David Reid and William Pass with that entity were terminated. In partial payment of the obligations of US Gold under those agreements, that entity transferred all its shares in the company to the two former US Gold employees and Mr. Pass and US Gold no longer owns an interest in our Company

Jose Perez Reynoso—

        The Company has certain contractual business arrangements with Jose Perez Reynoso, a Mexican national and consultant to the Company. Mr. Reynoso has been retained as a full-time consultant to the Company at $7,000 per month through November 2006, $9,000 per month effective December 2006, and $10,000 per month effective August 2007 under a month-to-month arrangement. The Company also leased the El Aguila Property from Mr. Reynoso under terms which required advance royalty payments to Mr. Reynoso aggregating $260,000.

8.    Subsequent Events

        Effective January 13, 2008 the Company agreed to issue 10,000 restricted shares of common stock for investor relations consulting services performed during January 2008. The 10,000 shares were valued at $42,470 ($4.247 per share).

        On January 15, 2008, a Director of the Company exercised options to purchase 50,000 shares of the Company’s common stock at the exercise price of $1.00 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A(T).	CONTROLS AND PROCEDURES

    (a)        Our management supervised and participated in an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports filed or submitted by the company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure within the time periods specified in the SEC’s rules and forms.

        This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

    (b)        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

        None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since
William W. Reid	59	President, Chief Executive Officer and Director	1998

David C. Reid	58	Vice President, Secretary, Treasurer and Director	1998

Bill M. Conrad	51	Director	2006

Frank L. Jennings	57	Chief Financial Officer	N/A

Jason D. Reid	35	Vice President of Corporate Development	N/A

        Each of our directors is serving a term which expires at the next annual meeting of shareholders and until his successor is elected and qualified or until he resigns or is removed. Our officers serve at the will of our Board of Directors.

        Messrs. William and David Reid should be considered founders of our company, as each has taken initiative in the organization of our business. William Reid and David Reid are brothers. Jason Reid is the son of William Reid.

        The following information summarizes the business experience of each of our officers and directors for at least the last five years:

        William W. Reid.   Mr. Reid has served as a director and our President and Chief Executive Officer since our inception in 1998. Since August 2005, Mr. Reid has devoted all of his business time to our affairs, averaging 40 hours per week. Mr. Reid received a Bachelor of Science in physics in 1970 and a Master’s in Economic Geology in 1972 from Purdue University. From 1977 to August 18, 2005, he served as the President, Chief Executive Officer and Chairman of the Board of Directors of US Gold Corporation, a Colorado corporation engaged in the exploration of gold mining properties. During his tenure with US Gold, that entity acquired, developed and produced gold from five different mines, but has not produced any revenue since 1990.

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

        Bill M. Conrad.   Mr. Conrad was elected to the Board of Directors on June 1, 2006. Mr. Conrad is presently the vice-president, secretary and a director of Brishlin Resources, Inc., formerly Blue Star Energy, Inc., a Colorado corporation engaged in the energy industry. Prior to that, he served as president and a director of Wyoming Oil & Minerals, Inc., a publicly traded Wyoming corporation, and New Frontier Energy, Inc., a publicly traded Colorado corporation, both engaged in the oil and gas industry. The securities of Wyoming Oil & Mineral, now known as Sun Motor International Inc., and New Frontier Energy are quoted on the OTC Bulletin Board. Mr. Conrad’s term of office as a director of our company will expire at the next annual meeting of shareholders and when his successor has been elected and qualifies.

        Frank L. Jennings.   Mr. Jennings was appointed to serve as our principal financial officer to replace William F. Pass, who resigned from that position effective June 1, 2006. Mr. Pass served as our financial consultant since 2002 and resigned due to the demands of other obligations. Mr. Jennings serves our company on a part-time basis as his services are deemed necessary. Since 2001, Mr. Jennings has been a financial consultant and provides management and financial consulting services primarily to smaller public companies. From 2000 to 2005, he served as the chief financial officer and a director of Global Casinos, Inc., a publicly traded Utah corporation, and from 2001 to 2005, he served as the chief financial officer and a director of OnSource Corporation, now known as Ceragenix Pharmaceuticals, Inc., a publicly traded Delaware corporation. During his tenure with Global Casinos and Ceragenix Pharmaceuticals, each company was engaged in the gaming industry and each had common stock quoted on the OTC Bulletin Board.

        Jason D. Reid.   Mr. Reid was promoted to Vice President of Corporate Development effective January 2, 2008. He is responsible for formulating corporate growth strategies, retail and institutional marketing, raising capital and overseeing our investor relations programs. Mr. Reid joined our company in May 2006 as the Corporate Development Assistant. Mr. Reid received a Bachelor of Science degree in Anthropology with an emphasis on Archaeology in 1995 from Fort Lewis College. Prior to joining our company, Mr. Reid operated two successful businesses founded by him for 13 years, one in the equine industry and one in the construction industry.

Other Significant Employees or Consultants

        In addition to our officers and directors, we also utilize the services of the following significant consultants:

        Jose Perez Reynoso. Mr. Reynoso, a Mexican national, has served our company as a full time consultant since 2002. In that capacity, he oversees all our operations in Mexico, and provides advice in relations with the Mexican Government. From 1995 to 2002, he was a consulting geologist for mining companies operating in Mexico. Mr. Reynoso received an undergraduate degree in geology and engineering in 1974 and a master’s degree in economic geology in 1979 from the National University of Mexico. We leased the El Aguila property from Mr. Reynoso in 2002.

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

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

        The Board will consider, but is not bound by, shareholder recommendations and is not required to nominate such individuals for positions on the Board. Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors. The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company’s securities as of the date of the letter, and the name, address and resume of the potential nominee. Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties. There have been no changes to the procedures by which a security holder may recommend a nominee to the Board.

Audit Committee

        The Audit Committee, comprised of Bill Conrad as chairman and William Reid, recommends the selection and appointment of our independent registered public accounting firm to the Board of Directors and reviews the proposed scope, content and results of the audit performed by the accountants and any reports and recommendations made by them. Only Mr. Conrad meets the definition of “independent” as defined in Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc. (“Marketplace Rules”), since William Reid also serves as our Chairman and Chief Executive Officer. As of the date of this report, the Audit Committee has not adopted a formal charter, however the committee expects to do so in the near future.

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

ITEM 11.	EXECUTIVE AND DIRECTOR COMPENSATION

        The following table summarizes the total compensation for the two fiscal years ended December 31, 2007 of our executive officers and one highly compensated individual who was not serving as an executive officer at the end of our last fiscal year:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William W. Reid,	2007	$240,000	$150,000	$—	$—	$—	$—	$390,000
Chairman, C.E.O.	2006	$240,000	$—	$—	$—	$—	$—	$240,000
and President(1)

David C. Reid,	2007	$170,000	$100,000	$—	$—	$—	$—	$270,000
Vice President and	2006	$170,000	$—	$—	$—	$—	$—	$170,000
Director(1)

Jason D. Reid,	2007	$100,000	$75,000	$—	$—	$—	$—	$175,000
Vice President	2006	$46,875	$—	$—	$83,575 (3)	$—	$—	$130,450
Corporate Development(2)

(1)	The executive officer was not compensated for his service as a director of our company.
(2)	Mr. Reid was appointed Vice President of Corporate Development effective January 2, 2008.
(3)	Valued in accordance with SFAS 123(R).

        Effective January 1, 2006, we entered into employment agreements with William Reid and David Reid which extend for a three-year term. Pursuant to the terms of those agreements, William Reid receives $240,000 and David Reid receives $170,000 annually as salary. Each individual also participates in health and other insurance programs that we maintain. The employment agreements are automatically renewable for one-year terms on each anniversary of the effective date unless either party gives notice to the other that they do not wish to renew the agreement, not less than 120 days prior to expiration.

        Pursuant to the terms of the employment agreements, the employee would be entitled to certain payments in the event their employment is terminated under certain circumstances. If we terminate the agreement without cause, or either executive officer terminates the agreement "with good reason," we would be obligated to pay two years of compensation in accordance with our regular pay schedule. Termination by an executive officer with good reason includes a "change in control."

        We do not have an employment agreement with Jason Reid who is employed on an at-will basis. Jason Reid received $100,000 in annual salary and a $75,000 bonus in 2007. Jason Reid received an option award in 2006 to purchase 600,000 shares for $1.00 per share until March 3, 2009. He also participates in health and other insurance programs that we maintain on the same basis and under the same terms as our other executive officers.

        In addition to our executive officers, we engage two consultants on a regular basis. Jose Perez Reynoso is the manager of our operations in Mexico and is paid at the rate of $10,000 per month. Frank Jennings, our financial consultant, is paid on an hourly basis, which we expect will not exceed $3,000 per month in the aggregate. We do not have a written agreement with either consultant.

Outstanding Equity Awards at Fiscal Year-End

        The following table summarizes the amount of our executive officers' equity-based compensation outstanding at the fiscal year ended December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable	Unexercisable
	(#)	(#)	(#)	($)		(#)	(#)	(#)	($)
William W. Reid	400,000	0	0	$ 0.25	10/9/2013	—	—	—	$ —
William W. Reid	400,000	0	0	$0.25	4/22/2014	—	—	—	$ —
David C. Reid	400,000	0	0	$ 0.25	10/9/2013	—	—	—	$ —
David C. Reid	200,000	0	0	$0.25	4/22/2014	—	—	—	$ —
Jason D. Reid	600,000	0	0	$1.00	3/3/2009	—	—	—	$ —

        We did not grant any options to our executive officers during 2007 or 2006. In May 2006, Jason Reid was granted options to purchase our common stock for $1.00 per share prior to March 3, 2009 upon accepting employment as Corporate Development Assistant. Jason Reid has not exercised any of the options. Our executive officers did not exercise any stock options awarded in prior years during the year ended December 31, 2007.

Director Compensation

        In June 2006, we retained Bill Conrad to serve on our Board of Directors. Mr. Conrad receives cash compensation, which was increased from $3,000 to $4,000 per month in February 2007, and also received a stock grant of 100,000 shares of our common stock valued at $1.00 per share and options to acquire up to 500,000 shares of stock on or before March 3, 2009 for $1.00 per share at the time of his appointment. The table below summarizes the compensation of our only director who is not also one of our executive officers and whose compensation is not disclosed in the Summary Compensation Table, for the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Bill M. Conrad	$47,000	$—	$—	$ —	$ 35,000 (1)	$82,000

(1)     Mr. Conrad received a cash bonus of $35,000 for his service during 2007.

        All directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee is comprised of David Reid and Bill Conrad. During the last completed fiscal year, David Reid served as our executive vice president.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of April 7, 2008, there are a total of 34,206,952 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each of the individuals is our address, 222 Milwaukee Street, Suite 301, Denver, Colorado 80206. All ownership is direct, unless otherwise stated.

        In calculating the percentage ownership for each shareholder, we assumed that any options owned by an individual exercisable within 60 days is exercised, but not the options owned by any other individual.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number		Percentage (%)
William W. Reid(1)	4,510,806	(4)(5)	12.9%

David C. Reid(1)	4,154,039	(6)	12.0%

Bill M. Conrad(2)	527,000	(7)	1.5%

Frank Jennings (3)	0		0%

Jason Reid (3)	919,000	(6)(8)	2.6%

Beth Reid	4,510,806	(9)	12.9%

Tocqueville Asset Management, L.P. 40 West 57th Street, 19th Floor New York, NY 10019	3,457,000		10.1%

All officers and directors as a group
(5 persons)	10,110,845	(4)(5)(6)(7)(8)	27.6%

(1)	Officer and director.
(2)	Director.
(3)	Officer.
(4)	Includes options to purchase 800,000 shares which are currently exercisable.
(5)	Includes 1,534,200 shares owned by the reporting person's spouse, of which he disclaims beneficial ownership.
(6)	Includes options to purchase 600,000 shares which are currently exercisable.
(7)	Includes options to purchase 450,000 shares which are currently exercisable.
(8)	Includes 200,000 shares owned by the reporting person's spouse, of which he disclaims beneficial ownership.
(9)	Includes 2,176,606 shares owned by the reporting person's spouse, of which she disclaims beneficial ownership.

Equity Incentive Plan

        Our Non-Qualified Stock Option and Stock Grant Plan (also as referred to as the “Plan”) was adopted by us effective March 4, 1999. The Plan terminates by its terms on March 3, 2009. Under the Plan, as approved by shareholders on March 4, 2005, a total of 6,000,000 shares of common stock are reserved for issuance thereunder. Set forth below is information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Non-Qualified Stock Option and Stock Grant Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding 9ptions, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,500,000	$ 0.58	3,100,000
Equity compensation plans not approved by shareholders	150,000	$ 1.89	0

TOTAL	2,650,000	$ 0.65	3,100,000

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

        Shares issued upon exercise of options or upon stock grants under the Plan are “restricted securities” as defined under the Securities Act unless a registration statement covering such shares is effective. Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144) which exemptions typically impose conditions on the sale of the shares.

Changes in Control

        One of the holders of our common stock, Heemskirk Consolidated Limited, holds the first right to acquire any stock offered by us in the future. While we have no plans to issue additional stock in the future, to the extent we do and this entity exercises its right to acquire all or a portion of that stock, its percentage ownership interest in our company may increase. This may result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        During 2005 and 2006, William Reid and David Reid each advanced money to us to meet short-term working capital requirements. The loans were represented by promissory notes totaling $160,000, which were non-interest bearing and due on demand. We used the proceeds of the IPO to repay the notes in 2006.

Director Independence

        Bill Conrad is our only independent director under the definition set forth in Rule 4200(a)(15) of the Marketplace Rules. William Reid, our chief executive officer, is a member of the Audit Committee and the Nominating Committee, and does not meet the independence standards for committee members set forth in the Marketplace Rules. David Reid, our executive vice president, is a member of the Nominating and Compensation Committee, and does not meet the independence standards for committee members set forth in the Marketplace Rules.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth fees paid to (or accrued to) our principal accounting firm of Stark Winter Schenkein & Co., LLP for the two years ended December 31, 2007:

	2007	2006
Audit Fees	$31,800	$28,675
Audit Related Fees	—	0
Tax Fees	2,750	1,500
All Other Fees	—	0

Total Fees	$34,550	$30,175

        It is the policy of the Audit Committee to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company. All services of the independent registered accounting firm reflected above were approved by the Audit Committee.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description
3.1	Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1, File No. 333-129321).

3.1.1	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1, File No. 333-129321).

3.2	Bylaws of the Company dated August 28, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.2, File No. 333-129321).

4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).

10.1	Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2	Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.2, File No. 333-129321).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

Item No.	Description
10.4	Lease Agreement dated September 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.4, File No. 333-129321).

10.5	Agreement dated July 28, 2003 between the Company and Canyon Resources Corporation (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.5, File No. 333-129321).

10.6	Agreement dated August 2, 2005 between the Company and Heemskirk Consolidated Limited (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.6, File No. 333-129321).

10.7	Agreement dated August 15, 2005 by and between the Company and Heemskirk Consolidated Limited (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.7, File No. 333-129321).

10.8	Employment Agreement between the Company and William W. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.8, File No. 333-129321).

10.9	Employment Agreement between the Company and David C. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.9, File No. 333-129321).

10.10	Form of Subscription Agreement between the Company and investors in the November 2006 private placement (incorporated by reference from our report on Form 8-K dated December 7, 2006, Exhibit 10.1, File No. 333-129321).

10.11	Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

* filed herewith

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2008	GOLD RESOURCE CORPORATION /s/ William W. Reid By: William W. Reid, Chairman of the Board, President and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid William W. Reid /s/ Frank L. Jennings Frank L. Jennings /s/ Bill M. Conrad Bill M. Conrad	Chairman of the Board, President and Principal Executive Officer Principal Financial Officer and Principal Accounting Officer Director	April 14, 2008 April 14, 2008 April 14, 2008

EXHIBIT INDEX

Item No.	Description
3.1	Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1, File No. 333-129321).

3.1.1	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1, File No. 333-129321).

3.2	Bylaws of the Company dated August 28, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.2, File No. 333-129321).

4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).

10.1	Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2	Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.2, File No. 333-129321).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.4	Lease Agreement dated September 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.4, File No. 333-129321).

10.5	Agreement dated July 28, 2003 between the Company and Canyon Resources Corporation (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.5, File No. 333-129321).

10.6	Agreement dated August 2, 2005 between the Company and Heemskirk Consolidated Limited (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.6, File No. 333-129321).

10.7	Agreement dated August 15, 2005 by and between the Company and Heemskirk Consolidated Limited (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.7, File No. 333-129321).

10.8	Employment Agreement between the Company and William W. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.8, File No. 333-129321).

10.9	Employment Agreement between the Company and David C. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.9, File No. 333-129321).

10.10	Form of Subscription Agreement between the Company and investors in the November 2006 private placement (incorporated by reference from our report on Form 8-K dated December 7, 2006, Exhibit 10.1, File No. 333-129321).

10.11	Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

* filed herewith