Form 10-Q
period 2008-03-31
GOLD RESOURCE CORP
filed 2008-05-15
CIK 1160791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number: 333-129321

GOLD RESOURCE CORPORATION
(Exact Name of Small Business Issuer as Specified in its Charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Milwaukee Street, Suite 301, Denver, Colorado 80206
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number including area code:   (303) 320-7708

N/A
Former name, former address, and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [_] Non-accelerated filer [_]	Accelerated filer [_] Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,206,952 shares of common stock, par value $0.001, outstanding as of May 6, 2008.

GOLD RESOURCE CORPORATION

Index

Page
Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	1

Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 and for the
period from inception to March 31, 2008 (unaudited)	2

Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 and for the
period from inception to March 31, 2008 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4T. Controls and Procedures	11

Part II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6. Exhibits	12

SIGNATURES	13

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the exhibits listed therein.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,599,932	$22,007,216
Other current assets	135,584	43,940

Total current assets	17,735,516	22,051,156

Investment in mineral properties	—	—
Property and equipment - net	1,605,910	504,951
Other assets	1,469	1,469

Total assets	$19,342,895	$22,557,576

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$350,360	$768,452

Total current liabilities	350,360	768,452

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
34,206,952 and 34,146,952 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	34,207	34,147
Additional paid-in capital	38,461,534	36,498,444
(Deficit) accumulated during the exploration stage	(19,388,440)	(14,673,211)
Other comprehensive income:
Currency translation adjustment	(114,766)	(70,256)

Total shareholders' equity	18,992,535	21,789,124

Total liabilities and shareholders' equity	$19,342,895	$22,557,576

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2008 and 2007,
and for the period from Inception (August 24, 1998) to March 31, 2008
(Unaudited)

	2008	2007	Inception (August 24, 1998) to March 31, 2008
Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property acquisition	—	10,000	479,262
Property exploration and evaluation	915,637	714,106	8,938,818
Engineering and construction	1,627,779	—	1,627,779
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative
Salaries and benefits	178,183	140,842	2,049,205
Legal and accounting	107,758	73,025	660,463
Investor relations	41,743	72,038	536,811
Travel related	22,098	48,629	373,662
All other general and administrative	52,865	82,363	491,027
Stock based compensation
Stock awards	42,470	72,840	1,740,788
Grant of stock options	1,870,680	—	2,117,212
Depreciation	20,416	7,600	93,183

Total costs and expenses	4,879,629	1,221,443	19,860,401

Operating (loss)	(4,879,629)	(1,221,443)	(19,860,401)
Other income:
Interest income	164,400	65,063	471,961

(Loss) before income taxes	(4,715,229)	(1,156,380)	(19,388,440)
Provision for income taxes	—	—	—

Net (loss)	(4,715,229)	(1,156,380)	(19,388,440)
Other comprehensive income:
Currency translation gain (loss)	(44,510)	(2,246)	(114,766)

Net comprehensive (loss)	$(4,759,739)	$(1,158,626)	$(19,503,206)

Net (loss) per common share:
Basic and Diluted	$(0.14)	$(0.04)

Weighted average shares outstanding:
Basic and Diluted	34,177,174	28,151,885

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2008 and 2007,
and for the period from Inception (August 24, 1998) to March 31, 2008
(Unaudited)

	2008	2007	Inception (August 24, 1998) to March 31, 2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(3,335,909)	$(1,382,135)	$(14,604,298)

Cash flows from investing activities:
Capital expenditures	(1,121,375)	(65,996)	(1,699,093)

Net cash (used in) investing activities	(1,121,375)	(65,996)	(1,699,093)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	—	—	4,351,200
Cash proceeds from other sales of stock	—	—	28,889,623
Cash proceeds from exercise of options	50,000	—	112,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from exploration funding agreement -
Canyon Resources	—	—	500,000

Net cash provided by financing activities	50,000	—	33,903,323

Net increase (decrease) in cash and equivalents	(4,407,284)	(1,448,131)	17,599,932

Cash and equivalents at beginning of period	22,007,216	7,660,258	—

Cash and equivalents at end of Period	$17,599,932	$6,212,127	$17,599,932

Supplemental Cash Flow Information

Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$—	$—	$500,000

Conversion of founders debentures into
common stock	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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

        Basis of Presentation.  The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007, and cash flows for the three months ended March 31, 2008 and 2007, as applicable, have been made. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

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

        Estimates.  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.

        Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the period ended March 31, 2008, outstanding options to purchase 3,650,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

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

        Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. We evaluate, at least annually, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

        Foreign Operations.  The Company’s present mining activities are in Mexico. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company’s investments.

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

        Recent Accounting Pronouncements.  In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

        There were various other accounting standards and interpretations issued during 2008 and 2007, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

2.    Mineral Properties

        The Company currently has an interest in four properties, the El Aguila project, the El Rey property, the Las Margaritas property, and the Solaga property.

        The El Aguila Project. Effective October 14, 2002, we leased three mining concessions, El Aguila, El Aire, and La Tehuana from Jose Perez Reynoso, a consultant to our company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. We have made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due. Subject to minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations. The El Aguila and El Aire concessions make up the El Aguila project and the La Tehuana concession makes up the Las Margaritas property.

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

        The El Rey Property. We have acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by us as the El Rey property. These concessions total 892 hectares and are subject to a 2% royalty on production payable to Mr. Reynoso. We have conducted minimal exploration and drilling on this property to date.

        The El Rey property is an exploration stage property with no known reserves. It is approximately 64.4 kilometers (40 miles) from the El Aguila project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila project mill.

        The Las Margaritas Property. The Las Margaritas property is made up of the La Tehuana concession. We leased this property in October 2002 from Mr. Reynoso. It is comprised of approximately 925 hectares located adjacent to the El Aguila property. To date, we have conducted limited surface sampling, but no other significant exploration activities at the property.

        The Solaga Property. In February 2007, we leased a 100% interest in a property known as the Solaga property from an entity partially owned by Mr. Reynoso. The property totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila project. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980‘s, however we cannot estimate if or when we will reopen the mine. The lease requires us to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production. We have not conducted any exploration activities at the property.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

3.    Property and Equipment

        At March 31, 2008 and December 31, 2007, property and equipment consisted of the following:

	March 31, 2008	December 31, 2007
Land	$152,522	$152,522
Trucks and autos	152,606	131,509
Office furniture and equipment	102,597	88,385
Mining and milling equipment	1,291,368	205,302

Subtotal	1,699,093	577,718
Accumulated depreciation	(93,183)	(72,767)

Total	$1,605,910	$504,951

4.    Shareholders’ Equity

        Effective January 13, 2008, the Company agreed to issue 10,000 restricted shares of common stock for investor relations consulting services. The 10,000 shares were valued at $4.247 per share or $42,470.

        During the three months ended March 31, 2008, a Director of the Company exercised options to purchase 50,000 shares of the Company’s common stock at the exercise price of $1.00 per share for total cash proceeds of $50,000.

        Stock Options.  The Company has a non-qualified stock option and stock grant plan under which stock options and stock grants may be granted to key employees, directors and others (the “Plan”). Options to purchase shares under the Plan must be granted at fair value as of the date of the grant. A total of 6,000,000 shares of common stock have been reserved under the Plan.

        During the three months ended March 31, 2008, the Company granted options to purchase 1,050,000 shares of common stock, all but 50,000 of which were issued under the Plan, and all options vested upon issuance. Effective February 22, 2008, grants covering 1,000,000 shares were issued to officers and directors at an exercise price of $3.40 and a term of ten years. Stock compensation expense totaling $1,803,400 was calculated based upon a fair value calculation using the following assumptions: expected life of five years, stock price of $3.40 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

        Effective January 9, 2008, the Company entered into an investor relations consulting services contract which included the issuance of options to purchase 50,000 shares of common stock exercisable over the next eighteen months. The exercise price is $4.45 which was the closing price on January 9, 2008. Stock option compensation expense of $67,280 was calculated based upon a fair value calculation using the following assumptions: expected life of eighteen months, stock price of $4.45 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

        The following table summarizes information about outstanding stock options at March 31, 2008:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2008	2,650,000	$0.65
Granted	1,050,000	$3.45
Exercised	(50,000)	$1.00

Outstanding, March 31, 2008	3,650,000	$1.45

5.    Subsequent Event

        Subsequent to March 31, 2008, a director exercised options to purchase 25,000 shares of common stock at a price of $1.00 per share for total proceeds of $25,000.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

        This discussion updates our business plan for the balance of 2008. It also analyzes our financial condition at March 31, 2008 and compares it to our financial condition at December 31, 2007. Finally, this discussion summarizes the results of our operations for the three months ended March 31, 2008 and compares those results to the three months ended March 31, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the two years ended December 31, 2007, including footnotes, and the discussion and analysis included in our Form 10-K for the year ended December 31, 2007.

Plan of Operation

        During the first quarter of 2008, we accelerated efforts to construct our mine and mill and complete other activities necessary to place our El Aguila property into production. Our goal is to pour gold by the end of 2008. In 2008, we also continued our exploration efforts designed to further delineate the mineralization at our property.

         Through the first quarter of 2008, we’ve committed approximately $5,200,000 to the purchase of equipment necessary for the mill, representing about 75% of our estimated equipment needs. Some of the equipment has been received and some equipment is being constructed on our behalf. We also commenced construction of a road to the mine site to improve access and facilitate delivery of this equipment and construction of the mill and the mine. However, we are unable to commence construction of the mill or mine pending receipt of the necessary permits. We are expecting receipt of these permits in the near term, however, any significant delay in receiving these permits would cause delays in the start of production. We have also begun construction of the man camp for our employees.

        We have budgeted $20 million for construction of the mill and the mine and to complete other activities necessary to place the property into production. We continue to refine this estimate as work proceeds. Through careful sourcing, we have been successful in maintaining this budget for the acquisition of equipment through the first quarter of 2008. However, with demand high in the mining sector of the economy, there is no assurance that we can maintain this budget through completion. Additional funding may be necessary beyond the $20 million budgeted.

Liquidity and Capital Resources

        As of March 31, 2008, we had a working capital balance of $17,385,156, consisting of current assets of $17,735,516 and current liabilities of $350,360. This represents a decrease of $3,897,548 from the working capital balance of $21,282,704 at December 31, 2007. Our current assets consist primarily of cash which is deposited in short term, interest bearing accounts. The decrease in working capital during the first quarter of 2008 primarily represents amounts spent on exploration and construction activities and to a lesser extent, general and administrative expenses. We believe we have sufficient liquidity and capital for the balance of the current fiscal year, subject to the possible need for more funding to construct mineral processing facilities, as discussed above.

        Our most significant capital expenditures for 2008 are expected to be the engineering and construction costs of the mine site and the mill site, including acquisition and installation of processing equipment, and the camp for our mine workers. In addition, we are continuing our exploratory drilling program to further delineate the area of mineralized content. We plan to spend $20 million on these exploration and construction endeavors. Furthermore, we continue to incur operating expenses, including (a) approximately $140,000 per month for salaries and other corporate overhead; and (b) legal and accounting fees associated with our status as a public company. We expect to continue depleting our working capital until such time, if ever, as we successfully commence production and generate cash flow from the production and sale of gold and other metals or raise additional funding from outside sources.

        We have never received revenue from gold or other mineral sales. We have historically relied on equity financings or loans (including loans from our officers) to continue funding our operations. From inception through March 31, 2008, we received $38,495,741 in cash, services and other consideration through issuance of our common stock. As of March 31, 2008, we did not have any outstanding debt, as all previous borrowings have been repaid or converted into equity. We do not believe that we are a candidate for conventional debt financing and we have not made arrangements to borrow funds for working capital requirements. We will therefore be dependent on additional financing to expand our exploration efforts beyond current plans and may require additional financing to fund construction of our mine, mill and processing facilities.

        Although we believe we have identified sufficient mineralization to proceed with construction of a mine, our mineralization does not meet the definition of proven or probable reserves set forth in Industry Guide 7 of the SEC for mining companies. In order to establish reserves, we would be required to undertake additional engineering studies to confirm the legal and economic feasibility of extracting our mineralization. We have not commenced that type of engineering study and we have no present intent to conduct such engineering studies. Accordingly, substantially all of our expenditures to date have been expensed and very little of the investment in our mineral properties appears as an asset on our balance sheet.

        During the three months ended March 31, 2008, we spent $2,543,416 on the acquisition, exploration, evaluation, engineering and construction predominantly at our El Aguila Project. This compares to $724,106 spent during the three months ended March 31, 2007. From inception to March 31, 2008, we have expensed $11,045,859 of our investment in mineral properties, including approximately $10,430,000 which has been spent on the currently active properties known as El Aguila and El Ray with very few expenditures on Las Margaritas and Solaga.

        Net cash used in operating activities during the three months ended March 31, 2008, was $3,335,909 compared to $1,382,135 during the three months ended March 31, 2007, an increase of $1,953,774. We are accelerating our operating expenditures consistent with our plan to commence production by the end of 2008. Our increased expenditures include engineering costs and the construction costs of road and utility infrastructure. For accounting purposes, we treat these expenditures as operating expenses because we have not established proven and probable reserves.

        Net cash used in investing activities was $1,121,375 in the three months ended March 31, 2008 compared to $65,996 in the three months ended March 31, 2007. During 2008, we acquired certain assets that will be used in the improvement of our mine site and construction of our processing activities.

Results of Operations – Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

        For the three months ended March 31, 2008, we reported a net loss of $4,715,229, or $0.14 per share, compared to a net loss of $1,156,380, or $0.04 per share for the three months ended March 31, 2007. In neither year did we report any revenue except interest income. We expect to incur losses until such time, if ever, as we begin generating revenue from operations.

        We are considered an exploration stage company for accounting purposes, since we have neither received any revenue from mineral sales nor established proven or probable reserves. We currently expect to commence sales of gold and silver by the end of 2008, but we cannot guarantee that we will meet our expected timetable.

        Total costs and expenses were $4,879,629 in the first quarter of 2008 compared to $1,221,443 in the comparable period of 2007, an increase of $3,658,186 or 300%. Mineral property costs for the three months ended March 31, 2008, including exploration, engineering and construction costs, increased $1,819,310, from $724,106 in 2007 to $2,543,416 in 2008. The increase reflects our increasing activities at the El Aguila project. During 2008, we commenced activities to construct a road to the property, to improve water resources, and to construct a camp site for mine workers. In 2007, our efforts were limited to exploration.

        General and administrative expense for the three months ended March 31, 2008 decreased to $402,647 compared to $416,897 during 2007. The decrease of $14,250 primarily reflects decreases of $30,000 in investor relations expenses, a decrease of $27,000 in travel expenses, and a decrease of $29,000 in other general and administrative expenses offset by increase in wage and salary costs of approximately $37,000, and an increase of $34,000 in legal and accounting fees associated with SEC reporting requirements.

        We incurred stock based compensation expenses of $1,913,150 for the three months ended March 31, 2008, compared to $72,840 for 2007. During the first quarter of 2008, we granted stock options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.40 per share, all of which vested immediately. We used an option pricing model to value the options at $1,803,400. We also granted stock options to an investor relations consultant to purchase 50,000 shares of common stock at an exercise price of $4.45 per share, all of which vested immediately. We used an option pricing model to value those options at $67,280. During the three months ended March 31, 2008, we also issued 10,000 restricted shares of common stock as partial compensation for investor relations services valued at a weighted average price of $4.247.

        During the first three months of 2007, we issued 30,000 restricted shares of common stock as partial compensation for investor relations services valued at a weighted average price of $2.428. The cost of those shares was determined using quoted market values either at the time of the stock grant or at the average stock price during the period of service.

        Interest income for the first quarter of 2008 increased to $164,400 compared to $65,063 for the comparable period of 2007, an increase of $99,337, or 153%. The increase is due to the proceeds from our 2007 private placement financing which was deposited in short term, interest bearing accounts. Monthly interest earnings from invested cash is expected to decline in future months as we utilize the cash balances for operating and exploration activities.

ITEM 4T.  Controls and Procedures

    (a)        During the fiscal period covered by this report, our management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

    (b)        There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        During the three months ended March 31, 2008, we issued 60,000 shares of our common stock and options to purchase an additional 1,050,000 shares of our common stock, which transactions were not registered under the Securities Act of 1933, as amended (the “Act”). Of the total number of shares issued during the period, 10,000 were issued to a single individual for services rendered and 50,000 were issued to a single individual in connection with the exercise of an outstanding stock option. The options to acquire our common stock were issued to a total of five individuals, four of which were officers or directors of our company and one of whom was an investor relations consultant.

        In each case, we relied on the exemption from registration provided by Section 4(2) of the Act. None of the offers were made by means of any public solicitation, and each of the investors had available the type of information that would have been included in a registration statement at the time of his or her investment. Because of their relationship to the issuer of the securities, their financial sophistication and their financial situation, none of these investors required the protection afforded by registration under the Act. Further, each certificate representing the shares sold in the offering was embossed with a legend as contemplated by Rule 144 of the Act, signifying that the shares represented by the certificate were restricted within the meaning of that Rule.

Item 6.  Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2008 Dated: May 14, 2008	GOLD RESOURCE CORPORATION /s/William W. Reid By: William W. Reid, President and Principal Executive Officer /s/ Frank L. Jennings By: Frank L. Jennings, Principal Financial Officer