Form 10-Q
period 2008-06-30
GOLD RESOURCE CORP
filed 2008-08-14
CIK 1160791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,324,619 shares of common stock, par value $0.001, outstanding as of August 14, 2008.

GOLD RESOURCE CORPORATION

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the exhibits listed therein.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,138,644	$22,007,216
Other current assets	192,429	43,940

Total current assets	12,331,073	22,051,156

Investment in mineral properties	—	—
Property and equipment - net	3,504,877	504,951
Other assets	1,469	1,469

Total assets	$15,837,419	$22,557,576

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,075,897	$768,452

Total current liabilities	1,075,897	768,452

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
34,231,952 and 34,146,952 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	34,232	34,147
Additional paid-in capital	38,486,509	36,498,444
(Deficit) accumulated during the exploration stage	(23,630,955)	(14,673,211)
Other comprehensive income:
Currency translation adjustment	(128,264)	(70,256)

Total shareholders' equity	14,761,522	21,789,124

Total liabilities and shareholders' equity	$15,837,419	$22,557,576

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Revenues:
Gold sales	$—	$—

Costs and Expenses:
Property acquisition	—	42,662
Property exploration and evaluation	1,922,824	1,068,202
Engineering and construction	1,969,092	—
General and administrative
Salaries and benefits	176,638	138,442
Legal and accounting	92,658	66,263
Investor relations	69,650	130,464
Travel related	22,450	31,464
All other general and administrative	54,746	28,070
Stock based compensation
Stock awards	—	250,170
Grant of stock options	—	—
Depreciation	35,007	11,327

Total costs and expenses	4,343,065	1,767,064

Operating (loss)	(4,343,065)	(1,767,064)
Other income:
Interest income	100,550	53,748

(Loss) before income taxes	(4,242,515)	(1,713,316)
Provision for income taxes	—	—

Net (loss)	(4,242,515)	(1,713,316)
Other comprehensive income:
Currency translation gain (loss)	(13,498)	(18,824)

Net comprehensive (loss)	$(4,256,013)	$(1,732,140)

Net (loss) per common share:
Basic and Diluted	$(0.12)	$(0.06)

Weighted average shares outstanding:
Basic and Diluted	34,222,062	28,216,695

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended June 30, 2008 and 2007,
and for the period from Inception (August 24, 1998) to June 30, 2008
(Unaudited)

	2008	2007	Inception (August 24, 1998) to June 30, 2008
Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property acquisition	—	52,662	479,262
Property exploration and evaluation	2,838,461	1,782,308	10,861,642
Engineering and construction	3,596,871	—	3,596,871
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative
Salaries and benefits	354,821	279,284	2,225,843
Legal and accounting	200,416	139,288	753,121
Investor relations	111,393	202,502	606,461
Travel related	44,548	80,093	396,112
All other general and administrative	107,611	110,429	545,773
Stock based compensation
Stock awards	42,470	323,010	1,740,788
Grant of stock options	1,870,680	—	2,117,212
Depreciation	55,423	18,931	128,190

Total costs and expenses	9,222,694	2,988,507	24,203,466

Operating (loss)	(9,222,694)	(2,988,507)	(24,203,466)
Other income:
Interest income	264,950	118,811	572,511

(Loss) before income taxes	(8,957,744)	(2,869,696)	(23,630,955)
Provision for income taxes	—	—	—

Net (loss)	(8,957,744)	(2,869,696)	(23,630,955)
Other comprehensive income:
Currency translation gain (loss)	(58,008)	(21,070)	(128,264)

Net comprehensive (loss)	$(9,015,752)	$(2,890,766)	$(23,759,219)

Net (loss) per common share:
Basic and Diluted	$(0.26)	$(0.10)

Weighted average shares outstanding:
Basic and Diluted	34,199,742	28,184,469

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2008 and 2007,
and for the period from Inception (August 24, 1998) to June 30, 2008
(Unaudited)

	2008	2007	Inception (August 24, 1998) to June 30, 2008
Cash flows from operating activities:
Net cash (used in) operating activities	$(6,888,223)	$(2,995,259)	$(18,156,612)

Cash flows from investing activities:
Capital expenditures	(3,055,349)	(202,462)	(3,633,067)

Net cash (used in) investing activities	(3,055,349)	(202,462)	(3,633,067)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	—	—	4,351,200
Cash proceeds from other sales of stock	—	—	28,889,623
Cash proceeds from exercise of options	75,000	—	137,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from exploration funding agreement - Canyon Resources	—	—	500,000

Net cash provided by financing activities	75,000	—	33,928,323

Net increase (decrease) in cash and equivalents	(9,868,572)	(3,197,721)	12,138,644

Cash and equivalents at beginning of period	22,007,216	7,660,258	—

Cash and equivalents at end of period	$12,138,644	$4,462,537	$12,138,644

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$—	$—	$500,000

Conversion of founders debentures into
common stock	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

        Basis of Presentation. The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

        In management’s opinion, the consolidated balance sheet as of June 30, 2008 (unaudited), the unaudited consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, and the unaudited consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2007.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

        Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the period ended June 30, 2008, outstanding options to purchase 3,625,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

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

        All such capitalized costs, and estimated future development costs, if any, will be amortized using the units-of-production method over the estimated life of the ore body. The units-of-production method requires an estimate of proven and probable reserves. Unless we establish proven and probable reserves, we will generally not capitalize mining costs and will not report any amortization expense.

        Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least annually, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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
June 30, 2008
(Unaudited)

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

        The El Aguila Project. Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana from Jose Perez Reynoso, a consultant to our company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. We have made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due. Subject to minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations. The El Aguila and El Aire concessions make up the El Aguila project and the La Tehuana concession makes up the Las Margaritas property.

        The Company has filed for and received additional concessions for the El Aguila project that total an additional 8,492 hectares. These additional concessions are not part of the concessions leased from our consultant, and bring our interest in the El Aguila project to an aggregate of 9,463 hectares. The mineral concessions making up the El Aguila project are located within the Mexican State of Oaxaca.

        The El Rey Property. We have acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by us as the El Rey property. These concessions total 892 hectares and are subject to a 2% royalty on production payable to Mr. Reynoso. We have conducted minimal exploration and drilling on this property to date.

        The El Rey property is an exploration stage property with no known reserves. It is approximately 64.4 kilometers (40 miles) from the El Aguila project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material might be processed at the El Aguila project mill.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

        The Solaga Property. In February 2007, we leased a 100% interest in a property known as the Solaga property from an entity partially owned by Mr. Reynoso. The property totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila project. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980‘s; however, we cannot estimate if or when we will reopen the mine. The lease requires us to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production. We have not conducted any exploration activities at the property.

3.      Property and Equipment

        At June 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	June 30, 2008	December 31, 2007
Land	$152,522	$152,522
Trucks and autos	186,868	131,509
Office furniture and equipment	108,232	88,385
Mining and milling equipment	3,185,445	205,302

Subtotal	3,633,067	577,718
Accumulated depreciation	(128,190)	(72,767)

Total	$3,504,877	$504,951

4.      Shareholders’ Equity

        Effective January 13, 2008, the Company agreed to issue 10,000 restricted shares of common stock for investor relations consulting services. The 10,000 shares were valued at $4.247 per share or $42,470.

        During the six months ended June 30, 2008, a director of the Company exercised options to purchase 75,000 shares of the Company’s common stock at the exercise price of $1.00 per share for total cash proceeds of $75,000.

        Stock Options. The Company has a non-qualified stock option and stock grant plan under which stock options and stock grants may be granted to key employees, directors and others (the “Plan”). Options to purchase shares under the Plan must be granted at fair value as of the date of the grant. A total of 6,000,000 shares of common stock have been reserved under the Plan.

        During the six months ended June 30, 2008, the Company granted options to purchase 1,050,000 shares of common stock, all but 50,000 of which were issued under the Plan, and all options vested upon issuance. Effective February 22, 2008, grants covering 1,000,000 shares were issued to officers and directors at an exercise price of $3.40 and a term of ten years. Stock compensation expense totaling $1,803,400 was calculated based upon a fair value calculation using the following assumptions: expected life of five years, stock price of $3.40 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

        The following tables summarize information about stock options for the period ended June 30, 2008:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price

$0.25	1,400,000	5.5	$350,000	$0.25
$1.00	1,125,000.6		1,125,000	$1.00
$3.68 - $4.45	100,000	1.1	406,500	$4.06
$3.40	1,000,000	9.6	3,400,000	$3.40

	3,625,000		$5,281,500	$1.46

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2008	2,650,000	$0.65
Granted	1,050,000	$3.45
Exercised	(75,000)	$1.00

Outstanding, June 30, 2008	3,625,000	$1.46

Exercisable at June 30, 2008	3,625,000	$1.46

5.      Subsequent Events

        Subsequent to June 30, 2008, an officer exercised options to purchase 87,000 shares of common stock at $1.00 per share. The officer elected the "cashless exercise" method for payment, under which he immediately surrendered 19,333 shares of common stock that he would have otherwise been entitled to. These shares were valued at $4.50 per share, for a total valuation of $87,000. The transaction resulted in a net increase of 67,667 common shares outstanding. The Company is required to remit payroll taxes on behalf of the officer to various governmental agencies as a result of this transaction and the officer has reimbursed the Company for those remittances.

        Subsequent to June 30, 2008, a director exercised options to purchase 25,000 shares of common stock at a price of $1.00 per share for total proceeds of $25,000.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        This discussion updates our business plan for the balance of 2008. It also analyzes our financial condition at June 30, 2008 and compares it to our financial condition at December 31, 2007. Finally, this discussion summarizes the results of our operations for the three month and six month periods ended June 30, 2008 and compares those results to the three month and six month periods ended June 30, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2007 and 2006, including footnotes, and the discussion and analysis included in our Form 10-K for the year ended December 31, 2007.

Plan of Operation

        During the first two quarters of 2008, we accelerated efforts to construct our mine and mill and complete other activities necessary to place our El Aguila property into production. Our goal is to pour gold by the end of the first quarter of 2009. We have moved back our initial targeted production date since we have not yet received all of the required permits necessary to commence mining. In 2008, we also continued our exploration efforts designed to further delineate the mineralization at our property.

        Through the second quarter of 2008, we have committed approximately $6,500,000 to the purchase of equipment necessary for the mill, representing about 95% of our estimated equipment needs. Some of the equipment has been received and some equipment is being built on our behalf. We also substantially completed construction of a road to the mine site to improve access and facilitate delivery of this equipment and construction of the mill and the mine. During the second quarter of 2008, we received a permit which allows us to begin constructing our mill facility. We have commenced rough grading of the mill site. We are still awaiting permits related to the mine and tailing activities. We are unable to commence mining activities or commence construction of the tailings impoundment pending receipt of these necessary permits. We are expecting receipt of these permits in the near term, however, the delay in receiving these permits has caused us to revise our projected start date for production from our previous target of the fourth quarter of 2008 to the first quarter of 2009. We have also continued construction of our employee housing complex and additional on-site facilities.

        We have budgeted $20 million for construction of the mill and the mine. Other activities, including but not limited to construction of employee housing and our drilling program, are budgeted at an additional $3,000,000 through the end of 2008. We continue to refine this estimate as work proceeds. Through careful sourcing, we have been successful in maintaining this budget for the acquisition of the mill equipment through the second quarter of 2008. However, with demand high in the mining sector of the economy and with concrete and steel prices having increased, there is no assurance that we can maintain this budget through completion. Additional funding may be necessary beyond the $20 million budgeted.

Liquidity and Capital Resources

        As of June 30, 2008, we had a working capital balance of $11,255,176, consisting of current assets of $12,331,073 and current liabilities of $1,075,897. This represents a decrease of $10,027,528 from the working capital balance of $21,282,704 at December 31, 2007. The decrease in working capital during the six months ended June 30, 2008 primarily represents amounts spent on exploration and construction activities and to a lesser extent, general and administrative expenses. We believe we have sufficient liquidity and capital for the balance of the current fiscal year, subject to the possible need for more funding to construct mineral processing facilities, as discussed above.

        Our most significant capital expenditures for 2008 are expected to be the engineering and construction costs of the mine site and the mill site, including acquisition and installation of processing equipment, and the housing for our mine workers. In addition, we are continuing our drilling program to further delineate the area of mineralization. Furthermore, we continue to incur operating expenses, including (a) approximately $145,000 per month for salaries and other corporate overhead; and (b) legal and accounting fees associated with our status as a public company. We expect to continue depleting our working capital until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals or raise additional funding from outside sources.

        We have never received revenue from gold or other mineral sales. We have historically relied on equity financings or loans (including loans from our officers) to continue funding our operations. From inception through June 30, 2008, we received $38,520,741 in cash, services and other consideration through issuance of our common stock. As of June 30, 2008, we did not have any outstanding debt, as all previous borrowings have been repaid or converted into equity. We do not believe that we are a candidate for conventional debt financing and we have not made arrangements to borrow funds for working capital requirements. We will therefore be dependent on additional equity financing to expand our exploration efforts beyond current plans and may require additional financing to fund construction of our mine, mill and processing facilities.

        Although we believe we have identified sufficient mineralization to proceed with construction of a mine, our mineralization does not meet the definition of proven or probable reserves set forth in Industry Guide 7 of the SEC for mining companies. In order to establish reserves, we would be required to undertake additional engineering studies to confirm the legal and economic feasibility of extracting our mineralization. We have not commenced that type of engineering study and we have no present intent to conduct such engineering studies. Accordingly, a significant portion of our expenditures to date have been expensed and very little of the investment in our mineral properties appears as an asset on our balance sheet. During the six months ended June 30, 2008, we capitalized $3,055,349 of our expenditures.

        During the six months ended June 30, 2008, we spent $6,435,332 on exploration, evaluation, engineering and construction, predominantly at our El Aguila Project. This compares to $1,834,970 spent during the six months ended June 30, 2007. From inception to June 30, 2008, we have expensed $14,937,775 of our investment in mineral properties, including approximately $14,000,000 which has been spent on the currently active properties known as El Aguila and El Rey with very little expenditures on Las Margaritas and Solaga.

        Net cash used in operating activities during the six months ended June 30, 2008, was $6,888,223 compared to $2,995,259 during the six months ended June 30, 2007, an increase of $3,892,964. We are accelerating our operating expenditures consistent with our plan to commence production by early 2009.

        Net cash used in investing activities was $3,055,349 in the six months ended June 30, 2008 compared to $202,462 in the six months ended June 30, 2007. During 2008, we acquired certain assets that will be used in the improvement of our mine site and construction of our processing facilities.

Results of Operations – Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

        For the three months ended June 30, 2008, we reported a net loss of $4,242,515, or $(0.12) per share, compared to a net loss of $1,713,316 or $(0.06) per share for the three months ended June 30, 2007. In neither year did we report any revenue except interest income. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

        We are considered an exploration stage company for accounting purposes, since we have not established proven or probable reserves. We currently expect to commence sales of gold and silver by the end of the first quarter of 2009, but we cannot guarantee that we will meet our expected timetable.

        Total costs and expenses were $4,343,065 in the three months ended June 30, 2008 compared to $1,767,064 in the comparable period of 2007, an increase of $2,576,001 or 146%. Mineral property costs for the three months ended June 30, 2008, including exploration, engineering and construction costs, increased $2,781,052, from $1,110,864 in 2007 to $3,891,916 in 2008. The additional expenditures reflect our increasing activities at the El Aguila Project. During 2008, we undertook construction of a road to the property, a water line, an electric substation and housing for mine workers. In 2007, our efforts were limited to exploration.

        General and administrative expense for the three months ended June 30, 2008 increased to $416,142 compared to $394,703 during the same period of 2007. The increase of $21,439 is composed of increases of $38,000 in salary expenses, $26,000 in legal and accounting fees, and other general and administrative expenses of $27,000; offset by decreases of $61,000 in investor relations expenses and $9,000 in travel expense.

        We incurred no stock based compensation expense for the three months ended June 30, 2008, compared to $250,170 for the same period of 2007. During the three months ended June 30, 2007, we issued 80,000 restricted shares of common stock as partial compensation for investor relations services valued at a weighted average price of $3.127. The cost of those shares was determined using quoted market values either at the time of the stock grant or at the average stock price during the period of service.

        Interest income for the three months ended June 30, 2008 increased to $100,550 compared to $53,748 for the comparable period of 2007, an increase of $46,802, or 87%. Interest income increased because proceeds from our 2007 financing activities have been deposited in short term, interest bearing accounts pending their utilization in our exploration and operating activities. Interest earnings from invested cash are expected to decline in future months as we utilize the cash balances.

Results of Operations – Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

        For the six months ended June 30, 2008, we recorded a net loss of $8,957,744, or $(0.26) per share, compared to a loss for the corresponding period of 2007 of $2,869,696 or $(0.10) per share. In neither period did we report any revenue except interest income.

        Mineral property costs for the six month period ended June 30, 2008, including acquisition and exploration costs, increased $4,600,362, from $1,834,970 in 2007 to $6,435,332 in 2008. The increase reflects our increasing exploration and construction activities at our various projects located in and around El Aguila.

        General and administrative expense increased to $818,789 for the six months ended June 30, 2008 compared to $811,596 during the same period of 2007. The increase of $7,193 primarily reflects approximately $76,000 of increased salaries, $61,000 in increased legal and accounting fees associated with the costs of being a public company, offset by decreases in expenses for investor relations of $91,000 and decreases in travel expense of $36,000.

        We incurred stock based compensation expenses of $1,913,150 for the six months ended June 30, 2008, compared to $323,010 for 2007. During the six months ended June 30, 2008, we granted stock options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.40 per share, all of which vested immediately. We used an option pricing model to value the options at $1,803,400. We also granted stock options to an investor relations consultant to purchase 50,000 shares of common stock at an exercise price of $4.45 per share, all of which vested immediately. We used an option pricing model to value those options at $67,280. During the six months ended June 30, 2008, we also issued 10,000 restricted shares of common stock as partial compensation for investor relations services valued at the average price during the period of service of $4.247 per share.

        During the six months ended June 30, 2007, we issued 110,000 restricted shares of common stock as partial compensation for investor relations services valued at a weighted average price of $2.937 per share. The cost of those shares was determined using quoted market prices either at the time of the stock grant or at the average stock price during the period of service.

        Interest income increased to $264,950 for the six months ended June 30, 2008 compared to $118,811 for the comparable period in 2007, an increase of $146,139, or 123%.

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

    (b)        There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

        The Company held its annual meeting of shareholders on June 20, 2008. At the meeting, the shareholders elected the three nominees for election to the Board of Directors. The shareholders also ratified the appointment of Stark Winter Schenkein & Co., LLP as the Company’s independent auditors and approved an amendment to the Company’s Non-qualified Stock Option and Stock Grant Plan (the “Plan”) to extend the expiration date of the Plan to February 28, 2019.

        Election results for the Board of Directors are as follows:

Name of Nominee	Votes For	Votes Withheld
William W. Reid	20,055,358	2,278,584
David C. Reid	20,055,358	2,278,584
Bill Conrad	22,246,538	87,404

        Election results for the ratification of appointment of independent auditors and the amendment to the Plan are as follows:

	For	Against	Abstain
Ratification of Stark Winter Schenkein & Co., LLP as	22,157,987	56,056	119,899
independent registered public accounting firm

Amendment to the Plan	9,485,550	2,628,633	26,792

Item 6.   Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2008 Dated: August 14, 2008	GOLD RESOURCE CORPORATION /s/William W. Reid By: William W. Reid, President and Principal Executive Officer /s/ Frank L. Jennings By: Frank L. Jennings, Principal Financial Officer