Form 10-Q
period 2008-09-30
GOLD RESOURCE CORP
filed 2008-11-19
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 34,417,556 shares of common stock, par value $0.001, outstanding as of November 10, 2008.

GOLD RESOURCE CORPORATION

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	1
	Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (unaudited)	2
	Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007, and for the period from inception to September 30, 2008 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and for the period from inception to September 30, 2008 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11
Item 4T.	Controls and Procedures	14
Part II - OTHER INFORMATION
Item 5.	Other Information	15
Item 6.	Exhibits	15
SIGNATURES		16

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the exhibits listed therein.

i

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007

	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$5,815,499	$22,007,216
Other current assets	51,284	43,940
Total current assets	5,866,783	22,051,156

Investment in mineral properties	—	—
Property and equipment - net	4,907,957	504,951
Other assets	1,469	1,469
Total assets	$10,776,209	$22,557,576

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,181,467	$768,452
Total current liabilities	1,181,467	768,452

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
34,324,619 and 34,146,952 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	34,325	34,147
Additional paid-in capital	38,537,866	36,498,444
(Deficit) accumulated during the exploration stage	(28,793,897)	(14,673,211)
Other comprehensive income:
Currency translation adjustment	(183,552)	(70,256)
Total shareholders' equity	9,594,742	21,789,124

Total liabilities and shareholders' equity	$10,776,209	$22,557,576

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2008 and 2007
(Unaudited)

	2008	2007

Revenues:
Gold sales	$—	$—

Costs and Expenses:
Property acquisition	—	22,495
Property exploration and evaluation	2,376,136	2,135,248
Engineering and construction	2,429,956	—
General and administrative	370,887	549,688
Depreciation	40,446	12,461
Total costs and expenses	5,217,425	2,719,892

Operating (loss)	(5,217,425)	(2,719,892)

Other income:
Interest income	54,483	39,710

(Loss) before income taxes	(5,162,942)	(2,680,182)

Provision for income taxes	—	—

Net (loss)	(5,162,942)	(2,680,182)

Other comprehensive income:
Currency translation gain (loss)	(55,288)	(30,804)

Net comprehensive (loss)	$(5,218,230)	$(2,710,986)

Net (loss) per common share:

Basic and Diluted	$(0.15)	$(0.09)

Weighted average shares outstanding:
Basic and Diluted	34,294,242	28,249,552

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
  for the nine months ended September 30, 2008 and 2007,
and for the period from Inception (August 24, 1998) to September 30, 2008
(Unaudited)

	2008	2007	Inception (August 24, 1998) to September 30,2008

Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property acquisition	—	75,157	479,262
Property exploration and evaluation	5,214,597	3,917,556	13,237,778
Engineering and construction	6,026,827	—	6,026,827
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative	3,102,826	1,684,294	8,756,197
Depreciation	95,869	31,392	168,636
Total costs and expenses	14,440,119	5,708,399	29,420,891

Operating (loss)	(14,440,119)	(5,708,399)	(29,420,891)

Other income:
Interest income	319,433	158,521	626,994

(Loss) before income taxes	(14,120,686)	(5,549,878)	(28,793,897)

Provision for income taxes	—	—	—

Net (loss)	(14,120,686)	(5,549,878)	(28,793,897)

Other comprehensive income:
Currency translation gain (loss)	(113,296)	(51,874)	(183,552)
Net comprehensive (loss)	$(14,233,982)	$(5,601,752)	$(28,977,449)

Net (loss) per common share:
Basic and Diluted	$(0.41)	$(0.20)

Weighted average shares outstanding:
Basic and Diluted	34,231,498	28,206,402

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2008 and 2007,
and for the period from Inception (August 24, 1998) to September 30, 2008
(Unaudited)

	2008	2007	Inception (August 24, 1998) to September 30, 2008

Cash flows from operating activities:
Net cash (used in) operating activities	$(11,792,842)	$(4,984,954)	$(23,061,231)

Cash flows from investing activities:
Capital expenditures	(4,498,875)	(258,200)	(5,076,593)
Net cash (used in) investing activities	(4,498,875)	(258,200)	(5,076,593)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	—	—	4,351,200
Cash proceeds from other sales of stock	—	—	28,889,623
Cash proceeds from exercise of options	100,000	—	162,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from exploration funding
agreement - Canyon Resources	—	—	500,000
Net cash provided by financing activities	100,000	—	33,953,323

Net increase (decrease) in cash and equivalents	(16,191,717)	(5,243,154)	5,815,499

Cash and equivalents at beginning of period	22,007,216	7,660,258	—

Cash and equivalents at end of Period	$5,815,499	$2,417,104	$5,815,499

Supplemental Cash Flow Information
Interest paid	$—	$—	$—
Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$—	$—	$500,000
Conversion of founders debentures into
common stock	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

In management’s opinion, the consolidated balance sheets as of September 30, 2008 (unaudited) and December 31, 2007, the unaudited consolidated statements of operations for the three month and nine month periods ended September 30, 2008 and 2007, and the unaudited consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2007.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Per Share Amounts. SFAS 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the period ended September 30, 2008, outstanding options to purchase 3,783,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Recent Accounting Pronouncements. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133 (SFAS 161), which becomes effective on November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective upon approval by the SEC. This standard sets forth the sources of accounting principles and provides entities with a framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. It is not expected to change any of the Company’s current accounting principles or practices and therefore, is not expected to have a material impact on the Company’s financial statements.

There were various other accounting standards and interpretations issued during 2008, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

2.	Mineral Properties

The Company currently has an interest in four properties, the El Aguila project, the El Rey property, the Las Margaritas property, and the Solaga property.

The El AguilaProject. Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana from Jose Perez Reynoso, a consultant to our company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. We have made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due. Subject to minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations. The El Aguila and El Aire concessions make up the El Aguila project and the La Tehuana concession makes up the Las Margaritas property.

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

The El ReyProperty. We have acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by us as the El Rey property. These concessions total 892 hectares and are subject to a 2% royalty on production payable to Mr. Reynoso. We have conducted minimal exploration and drilling on this property to date.

The El Rey property is an exploration stage property with no known reserves. It is approximately 64.4 kilometers (40 miles) from the El Aguila project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila project mill if it is successfully constructed.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

The Las MargaritasProperty. The Las Margaritas property is made up of the La Tehuana concession. We leased this property in October 2002 from Mr. Reynoso. It is comprised of approximately 925 hectares located adjacent to the El Aguila property. To date, we have conducted limited surface sampling, but no other significant exploration activities at the property.

The SolagaProperty. In February 2007, we leased a 100% interest in a property known as the Solaga property from an entity partially owned by Mr. Reynoso. The property totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila project. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980’s, however we cannot estimate if or when we will reopen the mine. The lease requires us to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production. We have not conducted any exploration activities at the property.

3.	Property and Equipment

At September 30, 2008 and December 31, 2007, property and equipment consisted of the following:

	September 30, 2008	December 31, 2007

Land	$152,522	$152,522
Trucks and autos	296,835	131,509
Office furniture and equipment	114,740	88,385
Mining and milling equipment	4,512,496	205,302

Subtotal	5,076,593	577,718
Accumulated depreciation	(168,636)	(72,767)

Total	$4,907,957	$504,951

4.	Shareholders’ Equity

Effective January 13, 2008, the Company agreed to issue 10,000 restricted shares of common stock for investor relations consulting services. The 10,000 shares were valued at $4.247 per share or $42,470.

During the nine months ended September 30, 2008, a director of the Company exercised options to purchase 100,000 shares of the Company’s common stock at the exercise price of $1.00 per share for total cash proceeds of $100,000.

Effective July 28, 2008, an officer exercised options to purchase 87,000 shares of common stock at $1.00 per share. The officer elected the “cashless exercise” method for payment, under which he immediately surrendered 19,333 shares of common stock that he would have otherwise been entitled to. These shares were valued at $4.50 per share, for a total valuation of $87,000. The transaction resulted in a net increase of 67,667 common shares outstanding.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

Stock Options. The Company has a non-qualified stock option and stock grant plan under which stock options and stock grants may be granted to key employees, directors and others (the “Plan”). Options to purchase shares under the Plan must be granted at fair value as of the date of the grant. A total of 6,000,000 shares of common stock have been reserved under the Plan.

Effective January 1, 2006, the Company implemented the rules of SFAS 123(R), “Share-Based Payment,” which requires the Company to expense as compensation the value of grants and options under the Company’s stock option plan as determined in accordance with the fair value based method prescribed in SFAS 123(R). The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes-Merton option pricing model.

Effective February 22, 2008, grants covering 1,000,000 shares were issued to officers and directors at an exercise price of $3.40 and a term of ten years and the options vested upon issuance. Stock compensation expense totaling $1,803,400 was calculated based upon a fair value calculation using the following assumptions: expected life of five years, stock price of $3.40 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

Effective January 9, 2008, the Company entered into an investor relations consulting services contract which included the issuance of options to purchase 50,000 shares of common stock exercisable over the next eighteen months. The options vested upon issuance and the exercise price is $4.45 which was the closing price on January 9, 2008. Stock option compensation expense of $67,280 was calculated based upon a fair value calculation using the following assumptions: expected life of eighteen months, stock price of $4.45 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

During the quarter ended September 30, 2008, the Company granted options to employees covering 270,000 shares of common stock at exercise prices ranging from $3.74 to $4.51 and terms of ten years. The options vest over two and three year periods from the dates of issuance. Stock compensation expense totaling $637,434 was calculated based upon a fair value calculation using the following assumptions: expected life of six years, stock price equal to exercise price at date of grant, dividend yield of 0%, interest rate of 3.38%, and volatility of 60%. The expense will be recorded on a pro-rata basis over the vesting periods. During the quarter ended September 30, 2008, the Company recorded expense of $26,450.

The following tables summarize information about outstanding stock options for the period ended September 30, 2008:

Exercise Price	Number of Shares	Remaining Contractual Life (in years)	Exercise Price times Number of Shares	Weighted Average Exercise Price

$0.25	1,400,000	5.3	$ 350,000	$0.25
$1.00	1,013,000.4		1,013,000	$1.00
$3.68-$4.45	100,000.9		406,500	$4.06
$3.40	1,000,000	9.4	3,400,000	$3.40
$3.74 -$4.51	270,000	9.9	1,056,000	$3.91

	3,783,000		$ 6,225,500	$1.65

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2008	2,650,000	$0.65
Granted	1,320,000	$3.54
Exercised	(187,000)	$1.00
Outstanding, September 30, 2008	3,783,000	$1.65
Exercisable at September 30, 2008	3,513,000	$1.47

5.	General and Administrative Expenses

General and administrative expenses included the following for the nine months ended September 30, 2008 and 2007 and for the period from inception (August 24, 1998) through September 30, 2008:

	2008	2007	Inception to September 30, 2008

Salaries and benefits	$ 536,450	$ 418,485	$2,407,472
Legal and accounting	274,052	192,954	826,757
Investor relations	132,814	307,886	627,882
Travel related	55,237	130,510	406,801
Stock awards	42,470	502,520	1,740,788
Grant of stock options	1,897,130	—	2,143,662
Other	164,673	131,939	602,835

	$3,102,826	$1,684,294	$8,756,197

6.	Subsequent Event

Subsequent to September 30, 2008, a consultant exercised options to purchase 81,000 shares of restricted common stock at $1.00 per share for cash proceeds of $81,000. In addition, the consultant exercised options to purchase 19,000 shares using the “cashless exercise” method of payment, under which he immediately surrendered 7,063 shares of common stock that he would have otherwise been entitled to receive. The 7,063 shares were valued at $2.69 per share, for a total valuation of $19,000 and resulted in a net issuance of 11,937 shares. As a result of both transactions, common shares outstanding increased by 92,937 shares.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

This discussion updates our business plan for the balance of 2008. It also analyzes our financial condition at September 30, 2008 and compares it to our financial condition at December 31, 2007. Finally, this discussion summarizes the results of our operations for the three month and nine month periods ended September 30, 2008 and compares those results to the three month and nine month periods ended September 30, 2007. This discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2007 and 2006, including footnotes, and the discussion and analysis included in our Form 10-K for the year ended December 31, 2007.

Plan of Operation

During the first three quarters of 2008, we accelerated efforts to construct our mine and mill and complete other activities necessary to place our El Aguila property into production. Our goal is to pour gold as soon as practicable, which we are now targeting to be mid-2009. We have moved back our initial targeted production date since federal approval of our tailings permit took longer than originally anticipated and we have not yet received the open pit mine permit which is required before we can commence mining, as discussed in more detail below. In addition, we believe some construction projects will take longer than originally anticipated to complete. In 2008, we also continued our exploration efforts designed to further delineate the mineralization at our property.

Through the third quarter of 2008, we have committed approximately $7,500,000 to the purchase of equipment necessary for the mill, representing about 95% of our estimated equipment needs. Some of the equipment has been received and some equipment is being built on our behalf. We completed construction of a road to the mine site to improve access and facilitate delivery of this equipment and construction of the mill and the mine. During the second quarter of 2008, we received a permit which allowed us to begin constructing our mill facility. We have completed rough grading of the mill site and the concrete foundations are underway. Subsequent to the end of the third quarter of 2008, we received the federal permit for our tailings facility. Construction of the tailings facility is now underway. We are still awaiting a permit related to the open pit mine, which we are expecting in the near term. However, we are unable to commence mining activities pending receipt of this necessary permit. We are targeting the middle of 2009 for production start-up, although we have no assurance we will receive the permit related to the open pit mine. We have substantially completed construction of our employee housing complex and additional on-site facilities.

                 We continue to refine our capital cost estimate as work proceeds. While we have sufficient capital for the balance of the current fiscal year, we anticipate that we will seek additional financing to complete the El Aguila Project and to continue to expand our exploration efforts in 2009. We are considering several options for our financing, however, we are not interested at this time in participating in a joint venture or seeking debt financing.

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital balance of $4,685,316, consisting of current assets of $5,866,783 and current liabilities of $1,181,467. This represents a decrease of $16,597,388 from the working capital balance of $21,282,704 at December 31, 2007. Our current assets consist primarily of cash which is deposited in short term, interest bearing accounts. The decrease in working capital during the nine months ended September 30, 2008 primarily represents amounts spent on exploration and construction activities and to a lesser extent, general and administrative expenses. We believe we have sufficient liquidity and capital for the balance of the current fiscal year, however we anticipate seeking additional funding to complete construction of the mill and related facilities at the El Aguila Project in 2009 and to expand our exploration efforts beyond our current plans, as discussed above. The recent events in the U.S. and foreign financial markets have caused us to consider alternatives to our customary approach of raising capital from financial investors, such as funding from a strategic partner in the mining industry willing to provide additional capital through stock purchases.

Our most significant capital expenditures for 2008 are the engineering and construction costs of the mine site and the mill site, including acquisition and installation of processing equipment, and the housing for our mine workers. In addition, we are continuing our exploration drilling program to further delineate the area of mineralization. Furthermore, we continue to incur operating expenses, including (a) approximately $100,000 per month for salaries and other corporate overhead; and (b) legal and accounting fees associated with our status as a public company. We expect to continue depleting our working capital until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals or raise additional funding from outside sources.

We have never received revenue from gold or other mineral sales. We have historically relied on equity financings or loans (including loans from our officers) to continue funding our operations. From inception through September 30, 2008, we received $38,572,191 in cash, services and other consideration through issuance of our common stock. As of September 30, 2008, we did not have any outstanding debt, as all previous borrowings have been repaid or converted into equity.

During the nine months ended September 30, 2008, we spent $11,241,424 on exploration, evaluation, engineering and construction, predominantly at our El Aguila Project. This compares to $3,992,713 spent during the nine months ended September 30, 2007 and demonstrates the acceleration of construction in 2008. From inception to September 30, 2008, we have expensed $19,743,867 of our investment in mineral properties, including approximately $18,800,000 which has been spent on the currently active properties known as El Aguila and El Rey with very little expenditures onLas Margaritas and Solaga.

Although we believe we have identified sufficient mineralization to proceed with construction of a mine, our mineralization does not meet the definition of proven or probable reserves set forth by the SEC for mining companies. In order to establish reserves, we would be required to undertake additional engineering studies to confirm the legal and economic feasibility of extracting our mineralization. We have not commenced that type of engineering study and we have no present intent to conduct such engineering studies. Accordingly, most of our expenditures to date have been expensed and very little of the investment in our mineral properties appears as an asset on our balance sheet. During the nine months ended September 30, 2008, we only capitalized $4,498,875 of our expenditures relating to our El Aguila Project and the rest was expensed.

Net cash used in operating activities during the nine months ended September 30, 2008, was $11,792,842 compared to $4,984,954 during the nine months ended September 30, 2007, an increase of $6,807,888. We are accelerating our operating expenditures consistent with our plan to commence production by the middle of 2009.

Net cash used in investing activities was $4,498,875 in the nine months ended September 30, 2008 compared to $258,200 in the nine months ended September 30, 2007. During 2008, we acquired certain assets that will be used in the improvement of our mine site and construction of our processing facilities.

Results of Operations – Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

For the three months ended September 30, 2008, we reported a net loss of $5,162,942, or $(0.15) per share, compared to a net loss of $2,680,182 or $(0.09) per share for the three months ended September 30, 2007. In neither year did we report any revenue except interest income. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

We are considered an exploration stage company for accounting purposes, since we have not established proven or probable reserves. We currently expect to commence sales of gold and silver upon completion of our mining project, which we have targeted for mid-2009, but we cannot guarantee that we will meet our expected timetable.

Total costs and expenses were $5,217,425 in the three months ended September 30, 2008 compared to $2,719,892 in the comparable period of 2007, an increase of $2,497,533 or 92%. Mineral property costs for the three months ended September 30, 2008, including acquisition, exploration, engineering and construction costs, increased $2,648,349, from $2,157,743 in 2007 to $4,806,092 in 2008. The additional expenditures reflect our increasing activities at the El Aguila Project. During 2008, we began construction of the mill, a road to the property, a water line, an electric substation and housing for mine workers. In 2007, our efforts were limited to exploration.

General and administrative expenses for the three months ended September 30, 2008 decreased to $370,887 compared to $549,688 during 2007, a difference of $178,801 or 32%. Investor relations expenses decreased by $84,000 and travel expenses decreased by $40,000 because in 2007 we were engaged in capital seeking activities which were substantially completed by the end of that year. During 2008, salaries and benefits increased $42,000, legal and accounting fees increased $20,000 and other general and administrative expenses increased $36,000.

Included in general and administrative expenses was stock based compensation expense of $26,450 for the three months ended September 30, 2008, compared to $179,510 for 2007. During the three months ended September 30, 2008 we granted options covering a total of 270,000 shares of our common stock. The total valuation of the options computed using an option-pricing model is $637,434, of which $26,450 is expensed during the current period. During the three months ended September 30, 2007, we expensed $179,510 for 45,000 restricted shares of common stock issued for consulting services, valued at the weighted average price over the term of service of $3.99.

Interest income for the three months ended September 30, 2008 increased to $54,483 compared to $39,710 for the comparable period of 2007, an increase of $14,773, or 37%. Interest income increased because proceeds from our 2007 financing activities have been deposited in short term, interest bearing accounts pending their utilization in our exploration, construction and operating activities. Interest earnings from invested cash are expected to decline in future months as we utilize the cash balances.

Results of Operations – Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, we recorded a net loss of $14,120,686, or $(0.41) per share, compared to a loss for the corresponding period of 2007 of $5,549,878 or $(0.20) per share. In neither period did we report any revenue except interest income.

Mineral property costs for the nine month period ended September 30, 2008, including acquisition, exploration, engineering and construction costs, increased $7,248,711 from $3,992,713 in 2007 to $11,241,424 in 2008. The increase reflects our increasing exploration and construction activities at our various projects located in and around El Aguila.

General and administrative expense increased to $3,102,826 for the nine months ended September 30, 2008 compared to $1,684,294 during the same period of 2007, a difference of $1,418,532 or 84%. The biggest factor contributing to the increase was stock based compensation expense during the period which was partially offset by other items that decreased. Investor relations expenses decreased $175,000 and travel expenses decreased $75,000 as a result of the substantial completion of activities to raise additional capital during the same period in 2007. Salaries and benefits increased $118,000 and legal and accounting expenses increased $81,000.

Included in general and administrative expense was stock based compensation expense of $1,939,600 for the nine months ended September 30, 2008, compared to $502,520 for 2007. During the nine months ended September 30, 2008, we granted stock options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.40 per share, all of which vested immediately. We used an option pricing model to value the options at $1,803,400. We also granted stock options to an investor relations consultant to purchase 50,000 shares of common stock at an exercise price of $4.45 per share, all of which vested immediately. We used an option pricing model to value those options at $67,280. The entire $1,870,680 was expensed during the period because the options we granted were vested immediately.

During the nine months ended September 30, 2008, we granted options to employees covering 270,000 shares of common stock at a weighted average price of $3.91 valued at $637,434. The expense will be recorded on a pro-rata basis over the vesting periods and during the quarter ended September 30, 2008, we expensed $26,450. During the nine months ended September 30, 2008, we also issued 10,000 restricted shares of common stock as partial compensation for investor relations services valued at the average price during the period of service of $4.247.

During the nine months ended September 30, 2007, we recorded the issuance of 155,000 restricted shares of common stock as partial compensation for consulting services valued at a weighted average price of $3.24 for a total expense of $502,520. The cost of those shares was determined using quoted market values either at the time of the stock grant or at the average stock price during the period of service.

Interest income increased to $319,433 for the nine months ended September 30, 2008 compared to $158,521 for the comparable period in 2007, an increase of $160,912, or 102%. Interest income increased because proceeds from our 2007 financing activities have been deposited in short term interest bearing accounts pending their utilization in our exploration, construction and operating activities. Interest earnings from invested cash are expected to decline in future months as we utilize the cash balances.

ITEM 4T. Controls and Procedures

(a)        During the fiscal period covered by this report, our management, with the participation of the Principal Executive Officer and Principal Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)        There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

On November 18, 2008, we entered into amended employment agreements with William W. Reid, our President and Chief Executive Officer, and with David C. Reid, our Vice President, which revised certain provisions of the original agreements in an effort to comply with Internal Revenue Code Section 409A. In addition, the base salary compensation terms for each executive were also revised and the period for severance payments under certain circumstances was increased to 35 months. As a result, William Reid’s base salary was increased to $300,000 annually and David Reid’s base salary was increased to $212,000 annually. Each employment agreement is effective as of January 1, 2008 for a three-year term. Copies of each employment agreement are attached as Exhibits 10.1 and 10.2 to this report.

We also executed a formal written employment agreement with Jason D. Reid on November 18, 2008. Under the terms of the agreement, effective January 1, 2008, Jason Reid will serve as Vice President of Corporate Development for a three-year term at an annual base salary of $150,000. He is eligible for incentive compensation such as cash bonuses, stock options and stock awards in the sole discretion of the Board of Directors. Jason Reid is entitled to participate in all insurance and other benefit programs available to executives of our company. The agreement provides for severance payments to Jason Reid under certain circumstances as set forth therein, including termination without cause, in an amount of up to 35 months of base salary. The foregoing is a summary only and a copy of the employment agreement is attached to this report as Exhibit 10.3.

Item 6. Exhibits

10.1	Amended Employment Agreement with William W. Reid.

10.2	Amended Employment Agreement with David C. Reid.

10.3	Employment Agreement with Jason D. Reid.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

/s/William W. Reid
Dated: November 19, 2008	By: William W. Reid,
President and Principal Executive Officer

Dated: November 19, 2008	/s/ Frank L. Jennings
By: Frank L. Jennings,
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Amended Employment Agreement with William W. Reid.

10.2	Amended Employment Agreement with David C. Reid.

10.3	Employment Agreement with Jason D. Reid.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.