Form 10-K/A
period 2007-12-31
GOLD RESOURCE CORP
filed 2009-02-12
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This amendment to Form 10-K is being filed to amend certain financial, management and executive compensation information contained in the original report. The following sections of our Form 10-K for the year ended December 31, 2007 have been amended: Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8: Financial Statements, Item 10: Directors, Executive Officers and Corporate Governance, and Item 11: Executive Compensation. Except to the extent relating to the notes to the financial statements and the additional management and executive compensation information, the disclosure in the Form 10-K does not reflect any events that have occurred after the Form 10-K was initially filed on April 14, 2008. The amendment contains the entire report, as amended and restated.

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

         We expect that substantially all of the proceeds from the financing activities will be used to fund the further exploration of our mining properties and to continue the implementation of our business plan. Our most significant expenditures for 2008 are expected to be the design and construction costs of the mine site, the mill site, including processing equipment, and the camp site for our mine workers. We have budgeted $20,000,000 for construction of the mine, the mill and related facilities, and to complete the other activities necessary to place the property into production. The significant components of our budget include approximately $7,500,000 of processing equipment for the mill and infrastructure costs of $5,000,000, including construction of employee housing, access roads, water supply and mill site preparation. We will continue to refine the estimate as work progresses and as we receive actual bids from contractors for the construction activities. We may need to raise additional funds to complete the mill construction. In addition, we anticipate spending approximately $5,000,000 on exploratory drilling and other exploration activities to further delineate the area of mineralized material. Furthermore, we continue to incur operating expenses, including (a) approximately $140,000 per month for salaries and other corporate overhead; and (b) legal and accounting fees associated with our status as a public company. Our drilling and other exploratory activities are somewhat flexible and can be adjusted to better match our capital resources during the year. However, we believe that it would be beneficial to accelerate the timing of these activities, and thus we believe that we will need to obtain additional funding during 2008 to continue both our exploration and construction plans.

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

Off-Balance Sheet Arrangements

        As of April 14, 2008, we have no off-balance sheet arrangements.

Critical Accounting Policies

        We believe the following more critical accounting policies are used in the preparation of our consolidated financial statements:

        Mineral Acquisition, Exploration and Development Costs.     Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” mineral rights are treated as tangible assets. The acquisition costs of mineral rights are evaluated for recoverability at the date of acquisition and periodically thereafter using the criteria set forth in the following paragraphs.

        Mineral property exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. If it is determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and constructing new facilities would be capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would also be capitalized.

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

        We evaluate, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and EITF Issue No. 04-3, “Mining Assets: Impairment and Business Combinations.”

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
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2006 and 2007, and the period August 24, 1998 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2007, and the period August 24, 1998 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

	2007	2006	Inception (August 24, 1998) to December 31, 2007
Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property exploration and evaluation	5,711,190	528,851	8,023,181
Other mineral property costs	20,581	100,000	479,262
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative
Salaries and benefits	880,098	850,490	1,871,022
Legal and accounting	234,154	206,465	552,705
Investor relations	342,083	130,583	495,068
Travel related	173,559	103,241	351,564
All other general and administrative	179,260	179,282	438,162
Stock based compensation
Stock awards	630,968	479,850	1,698,318
Grant of stock options	99,482	147,050	246,532
Depreciation	47,480	18,039	72,767

Total costs and expenses	8,318,855	2,743,851	14,980,772

Operating (loss)	(8,318,855)	(2,743,851)	(14,980,772)
Other income:
Interest income	242,513	57,089	307,561

(Loss) before income taxes	(8,076,342)	(2,686,762)	(14,673,211)
Provision for income taxes	—	—	—

Net (loss)	(8,076,342)	(2,686,762)	(14,673,211)
Other comprehensive income:
Currency translation gain (loss)	(89,939)	19,544	(70,256)
Net comprehensive (loss)	$(8,166,281)	$(2,667,218)	$(14,743,467)

Net (loss) per common share:
Basic and Diluted	$(0.28)	$(0.13)
Weighted average shares outstanding:
Basic and Diluted	28,645,038	20,218,659

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

        Mineral Acquisition, Exploration and Development Costs.   Pursuant to Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets,” mineral rights are treated as tangible assets. The acquisition costs of mineral rights are evaluated for recoverability at the date of acquisition and periodically thereafter using the criteria set forth in the following paragraphs.

        Mineral property exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property is a commercially minable property. If it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities would be capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production would also be capitalized.

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

        We evaluate, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and EITF Issue No. 04-3, “Mining Assets: Impairment and Business Combinations.”

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

        Bill M. Conrad.   Mr. Conrad was elected to the Board of Directors on June 1, 2006. From its inception in 2005, Mr. Conrad has served as the vice-president, secretary and a director of Brishlin Resources, Inc., formerly Blue Star Energy, Inc., a Colorado corporation engaged in the energy industry. From February 2002 until June 2005, Mr. Conrad served as president and a director of Wyoming Oil & Minerals, Inc., and from May 2000 until April 2003, he served as vice president and a director of New Frontier Energy, Inc. The securities of Wyoming Oil & Mineral, now known as Sun Motor International Inc., New Frontier Energy, and Brishlin Resources are quoted on the OTC Bulletin Board. In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and has served as vice president since that time. Mr. Conrad’s term of office as a director of our company will expire at the next annual meeting of shareholders and when his successor has been elected and qualifies.

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

        Jason D. Reid.   Mr. Reid was promoted to Vice President of Corporate Development effective January 2, 2008. He is responsible for formulating corporate growth strategies, retail and institutional marketing, raising capital and overseeing our investor relations programs. Mr. Reid joined our company in May 2006 as the Corporate Development Assistant. Mr. Reid received a Bachelor of Science degree in Anthropology with an emphasis on Archaeology in 1995 from Fort Lewis College. From 1993 until he joined our company, Mr. Reid served as president of Reid Farrier, Inc., formerly known as Reid Fencing, Inc., a business he founded which focused operations in the equine and construction industries.

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

        In 2007, each of our executive officers was awarded a cash bonus. We do not maintain a bonus plan and the awards were granted at the discretion of the Board of Directors. The Compensation Committee of the Board recommended that bonuses were merited primarily because each officer made a significant individual contribution in an effort to advance our property toward production. The awards for each of Messrs. William and David Reid were approved by the disinterested members of the Board.

        In addition to our executive officers, we engage two consultants on a regular basis. Jose Perez Reynoso is the manager of our operations in Mexico and is paid at the rate of $10,000 per month. Frank Jennings, our financial consultant, is paid on an hourly basis, which we expect will not exceed $3,000 per month in the aggregate. We do not have a written agreement with either consultant.

Outstanding Equity Awards at Fiscal Year-End

        The following table summarizes the amount of our executive officers' equity-based compensation outstanding at the fiscal year ended December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable	Unexercisable
	(#)	(#)	(#)	($)		(#)	(#)	(#)	($)
William W. Reid	400,000	0	0	$ 0.25	10/9/2013	—	—	—	$ —
William W. Reid	400,000	0	0	$0.25	4/22/2014	—	—	—	$ —
David C. Reid	400,000	0	0	$0.25	10/9/2013	—	—	—	$ —
David C. Reid	200,000	0	0	$0.25	4/22/2014	—	—	—	$ —
Jason D. Reid	600,000	0	0	$1.00	3/3/2009	—	—	—	$ —

        In 2003, William and David Reid each received a stock option award of 400,000 options to purchase shares of common stock for $0.25 per share. The options vested immediately and expire 10 years from the date of grant. In 2004, William Reid received a stock option award of 400,000 additional options and David Reid received a stock option award of 200,000 additional options to purchase common stock for $0.25 per share. Each option award vested immediately and expires 10 years from the date of grant. Messrs. William and David Reid have not exercised any of these options.

         We did not grant any options to our executive officers during 2007 or 2006. In May 2006, Jason Reid was granted options to purchase our common stock for $1.00 per share prior to March 3, 2009 upon accepting employment as Corporate Development Assistant. The options immediately vested and as of December 31, 2007, all of the options were outstanding.

Director Compensation

         In June 2006, we retained Bill Conrad to serve on our Board of Directors. Mr. Conrad receives cash compensation, which was increased from $3,000 to $4,000 per month in February 2007, and also received a stock grant of 100,000 shares of unrestricted common stock valued at $1.00 per share and options to acquire up to 500,000 shares of stock on or before March 3, 2009 for $1.00 per share at the time of his appointment, all of which immediately vested. All of the stock options were outstanding as of December 31, 2007. In 2007, Mr. Conrad also received a cash bonus of $35,000, which was granted at the discretion of the disinterested members of the Board of Directors upon the recommendation of the disinterested member of the Compensation Committee. Mr. Conrad received the award in recognition of his board committee service, which the Board determined exceeded the amount of time and effort anticipated at the time of his appointment. The Board believed that Mr. Conrad should be adequately compensated for his time and effort. The table below summarizes the compensation of our only director who is not also one of our executive officers and whose compensation is not disclosed in the Summary Compensation Table, for the fiscal year ended December 31, 2007:

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

Dated: February 12, 2009	GOLD RESOURCE CORPORATION /s/ William W. Reid By: William W. Reid, Chairman of the Board, President and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid William W. Reid /s/ Frank L. Jennings Frank L. Jennings /s/ Bill M. Conrad Bill M. Conrad	Chairman of the Board, President and Principal Executive Officer Principal Financial Officer and Principal Accounting Officer Director	February 12, 2009 February 12, 2009 February 12, 2009

EXHIBIT INDEX

Item No.	Description
3.1	Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1, File No. 333-129321).

3.1.1	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1, File No. 333-129321).

3.2	Bylaws of the Company dated August 28, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.2, File No. 333-129321).

4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).

10.1	Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2	Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.2, File No. 333-129321).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.4	Lease Agreement dated September 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.4, File No. 333-129321).

10.5	Agreement dated July 28, 2003 between the Company and Canyon Resources Corporation (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.5, File No. 333-129321).

10.6	Agreement dated August 2, 2005 between the Company and Heemskirk Consolidated Limited (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.6, File No. 333-129321).

10.7	Agreement dated August 15, 2005 by and between the Company and Heemskirk Consolidated Limited (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.7, File No. 333-129321).

10.8	Employment Agreement between the Company and William W. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.8, File No. 333-129321).

10.9	Employment Agreement between the Company and David C. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.9, File No. 333-129321).

10.10	Form of Subscription Agreement between the Company and investors in the November 2006 private placement (incorporated by reference from our report on Form 8-K dated December 7, 2006, Exhibit 10.1, File No. 333-129321).

10.11	Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

* filed herewith