Form 10-K
period 2008-12-31
GOLD RESOURCE CORP
filed 2009-04-15
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes   ☒    No   ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐    No   ☒

The aggregate market value of the Common Stock of Gold Resource Corporation held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was $118,606,778.

As of April 13, 2009, there were 41,095,489 shares of Common Stock outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding Gold Resource Corporation’s strategy, future plans for production, future expenses and costs, future liquidity and capital resources, and estimates of mineralized material. All forward-looking statements in this report are based upon information available to Gold Resource Corporation on the date of this report, and the company assumes no obligation to update any such forward-looking statements. Forward looking statements involve a number of risks and uncertainties, and there can be no assurance that such statements will prove to be accurate. Gold Resource Corporation’s actual results could differ materially from those discussed in this report. In particular, there can be no assurance that commercial production at the El Aguila Project will be achieved in the time frames estimated, at the rates and costs estimated, or even at all. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Item 1A. Risk Factors” section of this Form 10-K.

        In addition to the specific factors identified under “Item 1A. Risk Factors” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	decisions of foreign countries and banks within those countries;
•	unexpected changes in business and economic conditions;
•	changes in interest rates and currency exchange rates;
•	timing and amount of production, if any;
•	technological changes in the mining industry;
•	our costs;
•	changes in exploration and overhead costs;
•	access and availability of materials, equipment, supplies, labor and supervision, power and water;
•	results of current and future feasibility studies;
•	the level of demand for our products;
•	changes in our business strategy;
•	interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	the uncertainty of mineralized material estimates and timing of development expenditures; and
•	commodity price fluctuations.

This list, together with the factors identified under “Item 1A. Risk Factors,” is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I

ITEM 1. BUSINESS

History and Organization

        We are engaged in the exploration of gold and silver properties, primarily in Mexico, with a goal of production in the near future. We were organized under the laws of the State of Colorado in 1998. We pursue exploration of gold and silver projects that we believe feature low operating costs and have the potential to produce a high return on the capital invested. We hold a 100% interest in four properties in Mexico’s southern State of Oaxaca. See “Item 2. Properties” for more information about our properties. We are constructing a mill and a mine at our flagship property, the El Aguila Project, which will be our first mine upon successful start-up, which is targeted for 2009.

        We completed our IPO in August 2006 at $1.00 per share and received gross proceeds of $4,600,000. We raised additional capital pursuant to three private placements of our common stock; one in December 2006 for gross proceeds of $5,186,400, one in December 2007 for gross proceeds of $22,234,000 and one with two tranches which occurred in December 2008 and February 2009 for gross proceeds of $18,000,000. We used the initial IPO and the 2006 private placement funds to conduct exploration activities at the El Aguila property. We decided to move forward with efforts to construct a mill and a mine at the El Aguila Project on April 11, 2007. We used the funds from the 2007 private placement to commence construction of a mine and mill at the El Aguila Project. We anticipate using the funds provided by the most recent private placement to continue these efforts, as well as to undertake additional exploration activities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information.

        As discussed in more detail in “Developments During 2008” below, we entered into a strategic alliance with Hochschild Mining Holdings Limited at the end of 2008. Under the strategic alliance, we have agreed to extend certain rights and benefits to that company in connection with its purchase of our common stock.

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

        Please refer to page 16 of this report for a glossary of certain terms used herein.

Developments During 2008

         Exploration.   Our flagship property, the El Aguila property, was the primary focus of our exploration program during 2008. Using funds obtained from our private placement in 2007, we focused exploration drilling on three areas: the El Aguila near-surface mineralized area, the El Aire vein area, which is located along the same structural zone two kilometers from the near-surface mineralized area, and a new discovery of mineralization near El Aire which we call the La Arista area. Our drilling has shown that each of these areas have gold and silver mineralized material and, except for the El Aguila near-surface mineralized area, have base metal mineralization of copper, lead and zinc. As a result of encouraging exploration results and our belief that the mineralized material can be extracted and processed economically, we made a decision in 2007 to begin preparing El Aguila for production, targeting to begin production in 2009. A substantial amount of our business activities during 2008 were focused toward that goal. Additional, albeit limited, exploration was conducted at our El Rey property during 2008. We completed a total of 27,000 meters (89,100 feet) in exploration drilling and spent approximately $22,670,000 in 2008 at our properties in Mexico. However, we have not established proven or probable reserves as defined by regulation of the SEC on our El Aguila Project or any of our other properties.

         Construction at El Aguila Project.   The engineering firm of Lyntek Inc. of Denver, Colorado has designed the mill and infrastructure requirements at the El Aguila Project on our behalf. To date, we have committed or spent approximately $15,000,000 on construction of a mill and an additional $5,000,000 on infrastructure. We estimate we will spend an additional $5,000,000 to $6,000,000 to complete the mill facility. We anticipate that the facility we are building will process 850 tonnes of ore per day through a flotation circuit and 150 tonnes of ore per day through an agitated leach circuit. We are estimating completion of the mill mid-2009, but we cannot predict the exact date since the construction progress depends on the performance of multiple contractors.

        During 2008, we received from the Mexican government permits which approved construction of the access road, the mill facility and the tailings impoundment. We are awaiting the open pit mine permit from the same Mexican federal agency.

        We expect that mining in the first year of production will take place at the El Aguila near-surface mineralization open pit mine and have commenced pre-stripping of the open pit mine area. Mining in the second year is anticipated to come from the La Arista vein mineralized material and will require development of an underground mine.

        In October 2007, we acquired an additional parcel of land which comprises approximately five hectares and is located adjacent to the community of San Jose de Gracia. During 2008, we completed construction of an employee housing facility for the El Aguila Project, as well as a health clinic which will be available to employees and local residents. The facility encompasses 10 buildings, including a cafeteria, and can house approximately 50 people. See “Item 2. Properties” below for additional information.

         Strategic Alliance with Hochschild.   In December 2008, we entered into a strategic alliance agreement with Hochschild Mining Holdings Limited (“Hochschild”). Hochschild is a Peruvian based, leading precious metals producer operating primarily in the Americas. Hochschild is a private limited company organized under the laws of England and Wales and an affiliate of publicly-traded Hochschild Mining plc, whose shares are traded on the London Stock Exchange under the symbol “HOC.”

        Pursuant to the terms of the strategic alliance agreement, we initially sold Hochschild 1,670,000 shares of our common stock for gross proceeds of $5,010,000 in a private placement. We also granted Hochschild an 80-day option to purchase 4,330,000 additional shares of our common stock for gross proceeds of $12,990,000, which was exercised on February 25, 2009. As part of the strategic alliance, we have agreed, among other things, to the following:

•	To offer Hochschild a right of first refusal to participate in future equity financings solicited by us prior to commencement of commercial production;
•	To afford it a first right of refusal to participate in any joint ventures we might pursue with regard to any of our properties;
•	To grant Hochschild preemptive rights to participate in certain financing transactions; and
•	To appoint one individual nominated by Hochschild to our Board of Directors under certain conditions.

        Additionally, Hochschild has the right to purchase additional shares of our common stock in the market, however, it has agreed to a standstill for two years where it will not exceed 40% total ownership in our company. Certain of the rights discussed above will be forfeited by Hochschild at such time as its percentage ownership in our company decreases below 14.5%.

Competitive Business Conditions

        The exploration for, and the acquisition of gold and silver properties, are subject to intense competition. Due to our limited capital and personnel, we are at a competitive disadvantage compared to other companies with regard to exploration and, if warranted, development. Our present limited funding means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

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

        Prior to the commencement of any mining operations at the El Aguila Project, if any, we have and will continue to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental (“MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for their review and it has been approved. Studies required to support the MIA include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. Although the regulatory process in Mexico has a public review component, proof of local community support for a project is required to gain final MIA approval. We have received the required local community support.

        We received a federal permit granting permission to construct a road at the El Aguila Project. We completed construction of this road during 2008. Additionally, during 2008, we received permits allowing us to construct our mill facilities and tailings impoundment facility. Construction of these structures is presently underway. We have applied for and are waiting to receive a permit from SEMARNAT which will allow us to begin open pit mining at the El Aguila Project.

        We purchased a permitted water well for the mill site at the El Aguila Project. We believe the water provided by this well will be adequate to meet the needs for any mining activity for the foreseeable future.

        We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for operations. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

Employees

        We currently have three full-time employees that serve as our executive officers. These individuals devote all of their business time to our affairs. In addition to our executive officers, we employ approximately 25 Mexican nationals, including one who serves as our El Aguila Project Manager, through one of our Mexican subsidiaries. We also engage two significant consultants, one to generally oversee our property and activities in Mexico and one to assist with our administrative and financial affairs. Our consultant in Mexico serves on a full-time basis and our financial consultant provides his services to us as necessary.

ITEM 1A. RISK FACTORS

        This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

         Since we have no operating history, investors have no basis to evaluate our ability to operate profitably.   We were organized in 1998 but have had no revenue from operations since our inception. Our activities to date have been limited to organizational efforts, raising financing, acquiring mining properties, conducting limited exploration and preparation for commencing production at the El Aguila Project. We have never produced gold or other metals and have received no revenue from operations to date. We face all of the risks commonly encountered by other businesses that lack an established operating history, including the need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful. In particular, there can be no assurance that commercial production at our El Aguila Project will be achieved in the time frames estimated, at the rates and costs estimated, if at all.

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

        In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to continue exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study. Exploration is inherently risky, with few properties ultimately proving economically successful. We do not intend to pursue additional exploration for the purpose of establishing proven or probable reserves.

        Establishing reserves requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not completed a feasibility study with regard to all or a portion of any of our properties, nor do we intend to perform such feasibility study at this time.

        Since we have no proven or probable reserves, our investment in mineral properties is not reported as an asset in our financial statements which may have a negative impact on the price of our stock.   We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and intend to report substantially all exploration and construction expenditures as expenses until we are able to establish proven or probable reserves. If we are able to establish proven or probable reserves, we would report development expenditures as an asset subject to future amortization using the units-of-production method. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these expenditures as an asset. Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could have a negative impact on our stock price.

        We may require significant additional capital to fund our business plan.   We will require additional capital for exploration of one or more of our existing properties or to acquire additional properties. It may be the case that we will require additional capital in addition to the funds already raised in our private placement to fund the completion of construction of the mill and startup of the El Aguila Project. We will be required to hire additional staff. In addition, we may require additional working capital to continue to fund operations pending sale of any gold or other metals. Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and other precious metals. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in our properties.

        Mineralized material is based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.   Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by our consultants. When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties. Until mineralized material is actually mined and processed, it must be considered an estimate only.

        These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.

        Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. There can be no assurance that minerals recovered in small scale tests will be recovered at production scale.

        The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate. Extended declines in market prices for gold and silver may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

        If we are unable to achieve gold and silver production levels anticipated from our El Aguila Project, our financial condition and results of operation will be adversely affected.   We are proceeding with the construction of the El Aguila Project based on estimates of mineralized material identified in our drilling program and estimates of gold and silver recovery based on testwork developed during our scoping study. However, risks related to metallurgy are inherent when working with extractable minerals. Sales of gold and silver, if any, that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration. This risk may be increased since we have not sought or obtained a feasibility study or reserve report with regard to any of our properties. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected.

        Should we successfully commence mining operations at our El Aguila Project, our ability to remain profitable long-term will depend on our ability to identify, explore, and develop additional properties.   Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. The acquisition of gold and silver properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. If we are unable to find, develop, and economically mine new properties, we most likely will not be able to be profitable on a long term basis.

        The construction of our mine and mill are subject to all of the risks inherent in construction.   These risks include potential delays, cost overruns, shortages of material or labor, construction defects, and injuries to persons and property. We have retained Lyntek, Inc. of Denver, Colorado as a consultant to act as our general contractor for construction of the mill. We expect that Lyntek will engage a combination of American and Mexican subcontractors and material suppliers in connection with the project. While we anticipate taking all measures which we deem reasonable and prudent in connection with construction of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction. Any delay would postpone our anticipated receipt of revenue and adversely affect our operations. Cost overruns would likely require that we obtain additional capital in order to commence production. Any of these occurrences may adversely affect our ability to generate revenues and the price of our stock.

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

        Our business operations may be adversely affected by social and political unrest in Oaxaca.   The properties which we are currently exploring for mineralization and the mill we are building are located in the State of Oaxaca, Mexico. Oaxaca City, the capital of the State of Oaxaca, experienced a period of social and political unrest in 2006. Certain civilian groups seeking political reform staged protests and demonstrations in various locations in Oaxaca City, including schools, government offices and major roadways. Although our property is roughly a 90 minute drive from Oaxaca City and the civil disturbances appear to have dissipated, these events may still negatively impact our business operations if Oaxaca experiences another such event. Our exploration and construction program may be interrupted if we are unable to hire qualified personnel or if we are denied access to the site where our property is located. We may also be required to make additional expenditures to provide increased security in order to protect property or personnel located at our exploration and construction sites. Significant delays in exploration or increases in expenditures will likely have a material adverse affect on our financial condition and results of operations.

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

        The volatility of the price of gold could adversely affect our future operations and, if warranted, our ability to develop our properties.  The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold and other precious metals. The price of gold may also have a significant influence on the market price of our common stock and the value of our properties. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold may prevent our property from being economically mined or result in the writeoff of assets whose value is impaired as a result of lower gold prices. The price of gold is affected by numerous factors beyond our control, including inflation, fluctuation of the United States Dollar and foreign currencies, global and regional demand, the sale of gold by central banks, and the political and economic conditions of major gold producing countries throughout the world. During the last five years, the average annual market price of gold has fluctuated between $406 per ounce and $872 per ounce, based on the daily London P.M. fix, as shown in the table below:

2004	2005	2006	2007	2008
$406	$445	$604	$696	$872

        The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

        Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.   Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are an insignificant participant in the gold mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate that we will compete with other companies in our industry to hire additional qualified personnel which will be required to successfully operate our mine and mill site. We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties.

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

        The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.   Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•	economically insufficient mineralized material;
•	fluctuation in production costs that make mining uneconomical;
•	labor disputes;
•	unanticipated variations in grade and other geologic problems;
•	environmental hazards;
•	water conditions;
•	difficult surface or underground conditions;
•	industrial accidents;
•	metallurgic and other processing problems;
•	mechanical and equipment performance problems;
•	failure of pit walls or dams;
•	unusual or unexpected rock formations;
•	personal injury, fire, flooding, cave-ins and landslides; and
•	decrease in the value of mineralized material due to lower gold and silver prices.

        Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have no insurance to guard against any of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable.

        We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.   If any of our current executive employees, our principal consultant in Mexico or our principal financial consultant were to die, become disabled or leave the company, we would be forced to identify and retain individuals to replace them. Messrs. William, David and Jason Reid and Mr. Jorge Sanchez del Toro are our critical employees at this time. Jose Perez Reynoso is our consultant in Mexico who oversees our properties and operations. Frank L. Jennings is a financial consultant who provides services to us as chief financial officer. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our critical personnel at this time. We have no life insurance on any individual at this time, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

        While we presently believe that we have adequate internal controls over financial reporting, we will be required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 annually and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.   Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal controls for the fiscal year ended December 31, 2008. Such a report contains, among other matters, our assessment of the effectiveness of our internal controls over financial reporting, including a statement as to whether or not our internal controls are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by our management. While we believe our internal controls over financial reporting are effective as of the date of this report, there is no assurance that we can retain that control in the future, as our business expands. In addition, our evaluation of the effectiveness of our internal controls will be subject to audit by our independent registered accountants in the future and there is no assurance that they will agree with our assessment. If we are unable to maintain the effectiveness of our controls, or if our accountants do not agree with our assessment in the future, investors could lose confidence in our financial reports and our stock price may decline.

        We are not registered under the Securities Exchange Act of 1934.   Our common stock is presently registered with the SEC only under the Securities Act of 1933, as amended. Because we have not registered our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to file information reports with the SEC, although we now voluntarily file certain reports. Additionally, our directors and officers are not required to file reports under Section 16 of the Exchange Act. As a result, there is less information available to the public regarding our corporate affairs and insider transactions in our common stock than other companies that have registered common stock under the Exchange Act. In the future, we could cease filing information reports with the SEC at any time.

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

Risks Related to Our Common Stock

        Our stock price may be volatile and as a result you could lose all or part of your investment.   In addition to volatility associated with over the counter securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	Changes in the worldwide price for gold;
•	Disappointing results from our exploration efforts;
•	Failure to reach commercial production or producing at rates lower than those targeted;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects; and
•	General economic trends.

        In addition, stock markets have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to resell their shares at a fair price.

        Since there is presently a limited trading market for our common stock, purchasers of our common stock may have difficulty selling their shares, should they desire to do so.   Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock is limited. Our trading volume on the OTC Bulletin Board over the past three months has averaged approximately 130,000 shares per day. As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and you may lose all or a portion of your investment.

        A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote.   Our executive officers and directors beneficially own approximately 24% of our common stock as of the date of this report. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, these individuals may be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time. However, shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for additional information.

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

        Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock.   We have the authority to issue up to 60,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Because our common stock is not currently listed on an exchange, we are not required to solicit shareholder approval prior to issuing large blocks of our stock. These future issuances could be at values substantially below the price paid for our common stock by our current shareholders. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval. Because we believe that trading in our common stock is limited, the issuance of our stock may have a disproportionately large impact on its price compared to larger companies.

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

        Location and Access.   The El Aguila Project is located in the Sierra Madre del Sur of southern Mexico, in the central part of the State of Oaxaca. Access to the property is by way of the Pan American Highway (Highway # 190), approximately 120 kilometers (75 miles) southeast of Oaxaca City, the state’s capital city. At the village of San Jose de Gracia, a gravel road goes approximately four kilometers northwest to the property. We have completed construction to upgrade this road to make it better suited for our construction and potential mining activities.

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

        Exploration Activities.   The early history of activity at the El Aguila property, as known by us, is prospecting and limited mining for gold and silver from the early 1900‘s to the mid 1960‘s. In 1998, Mr. Perez Reynoso acquired the concessions and leased them to Apex Silver Corporation of Denver, Colorado. Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters, or 4,074 feet). The results did not meet Apex’s expectations so it cancelled its lease on the property in 2002. We leased the property from Mr. Perez Reynoso in October 2002.

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

        We have carried out more recent exploration on the El Aguila Project that has included geologic mapping, surface sampling, geochemical sampling, a geomagnetic survey and exploratory drilling. We have drilled 4,271 holes for a total of 35,389 meters (116,784 feet), including 199 holes for 27,000 meters (89,100 feet) during 2008. Through the year ended December 31, 2008, we have spent or incurred approximately $15,900,000 in acquisition, exploration and related costs for the El Aguila Project.

        Construction Activities.   We made a decision in April 2007 to undertake efforts to place the El Aguila Project into commercial production. At our request, Lyntek Inc., an engineering firm in Denver, Colorado, has designed the mill and infrastructure requirements with an estimated capital cost of $25,000,000. We anticipate that the facility we are building will process 850 tonnes of ore per day through a flotation section and 150 tonnes of ore per day through an agitated leach section. The flotation process produces a mineral concentrate through the use of chemical conditioning agents to float or depress certain minerals from a mineral rich foam concentrate created by agitation. We will use an agitated leach section to produce a dore bar of gold and silver from oxide ore.

        We received the permit granting permission to construct the mill in June 2008. We have completed the grading and site work for the facility, the concrete work and we are in the process of erecting the buildings and structural steel. We have also completed construction on a large and small dam for our tailings impoundment after receiving a federal permit for the tailings facility in October 2008. While we have begun pre-stripping activity at the near-surface open pit area, we are presently awaiting the necessary permit from the Mexican federal agency granting us approval to begin mining the mineralized material.

        During our first year of anticipated production, we expect that we will conduct open pit mining at the El Aguila near-surface mineralized material area. We are targeting the La Arista vein area for mining during our second year of production, which would require construction of an underground mine.

        We plan to generate our own electrical power for the mill through diesel generators, although the federal power grid, located along the Pan American Highway, may be utilized in certain aspects of operations. We purchased a permitted water well to supply water for our mining activities, however the water will require pumping to the site approximately 4 kilometers away.

        In October 2007, we acquired an additional parcel of land which is approximately five hectares in size and adjacent to the community of San Jose de Gracia. The land cost us $152,522. We have completed construction of an employee housing facility on this parcel that includes 10 buildings and will house approximately 50 people.

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

        Our 2008 drilling program continued to explore a relatively new area of mineralization at the El Aguila Project that we call the La Arista vein area, approximately two kilometers from the mill site. This mineralized material is different from the El Aguila near surface mineralization in that it is polymetallic in character. This polymetallic mineralization contains gold and silver plus the base metals copper, lead and zinc. The character of this mineralization is also epithermal but considered intermediate sulfidation. We anticipate that this mineralized material would be mined underground and mining activity in this area is targeted for year two and beyond of our production plan.

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

        Limited drilling at El Rey has encountered gold and silver mineralization up to 1 meter of 132.5 g/tonne gold (4.25 ounces/tonne) and 1.5 meters of 958 g/tonne silver. We have drilled 12 holes for a total of 1,302 meters (4,271 feet) at the El Rey property. Additional exploration drilling is planned.

The Las Margaritas Property

        The Las Margaritas property is made up of the La Tehuana concession. We leased this in October 2002 from Mr. Reynoso. It is comprised of approximately 925 hectares located adjacent to the El Aguila property. To date, we have conducted limited surface sampling, but no other significant exploration activities at the property.

The Solaga Property

        In February 2007, we leased a 100% interest in a property known as the Solaga property, which totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila project. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980‘s. However, we cannot estimate if or when we will reopen the mine. The lease requires us to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production. We have not conducted any exploration activities at the property.

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

Office Facilities

        Effective October 1, 2005, we leased approximately 1,000 square feet of office space under a three year agreement with an independent third party. In May 2007, we amended the lease to add approximately 300 square feet and extended the lease term through April 30, 2010. Monthly rent payments under this lease, including parking and operating expenses, will average $2,470 per month through April 30, 2010, when the lease expires. We believe this space is adequate for our needs for the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol “GORO.” The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low

December 31, 2008
First Quarter	$4.70	$3.27
Second Quarter	6.09	4.28
Third Quarter	5.65	2.36
Fourth Quarter	3.88	2.00

December 31, 2007
First Quarter	$3.97	1.30
Second Quarter	3.85	2.70
Third Quarter	4.83	3.57
Fourth Quarter	5.10	3.39

        On April 13, 2009, the high and low sales price of our common stock on the OTC Bulletin Board were $4.34 and $4.10, respectively, and we had approximately 116 holders of record of our common stock.

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

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        This discussion analyzes our financial condition at December 31, 2008 and compares it to our financial condition at December 31, 2007. This discussion also summarizes the results of our operations for the year ended December 31, 2008 and compares those results to the year ended December 31, 2007.

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

        We completed our IPO in August 2006 at $1.00 per share and received gross proceeds of $4,600,000. We raised additional capital pursuant to private placements of our common stock; one in December 2006 for gross proceeds of $5,186,400 and one in December 2007 for gross proceeds of $22,234,000. In December 2008, we entered into an agreement with Hochschild Mining Holdings Limited (“Hochschild”) under which we sold a total of 6,000,000 shares of common stock and received gross proceeds of $5,010,000 during December 2008 and $12,990,000 during February 2009.

        We used funds from the IPO and December 2006 private placement to continue exploration at the El Aguila property. We used funds from the December 2007 private placement to continue exploration at the El Aguila property, to commence construction of the open pit mine at El Aguila, and to commence construction of a processing mill. We anticipate using the funding provided by Hochschild to continue these efforts.

        We continue to refine our capital requirements. As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue. We may require additional capital resources to complete our plans.

        Exploration Stage Company.  We are considered an exploration stage company for accounting purposes, since we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine construction have been or will be expensed as incurred. Certain expenditures, such as for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during 2009, most of our investment in mining properties and equipment does not appear as an asset on our balance sheet.

        Exploration of our properties accelerated in late 2006, and continued throughout 2007 and 2008. From inception to December 31, 2008, we expensed approximately $16,674,000 on the exploration and evaluation of our various properties, including approximately $15,900,000 which has been spent on the currently active properties known as El Aguila, Las Margaritas, El Rey and Solaga. In addition, we have expensed, from inception to December 31, 2008, approximately $14,500,000 in design, engineering, and construction costs, all of which apply to the El Aguila Project.

Plan of Operation

        In April 2007, we decided to move forward with construction at the El Aguila property in an effort to commence commercial production. Our decision was made based upon drilling data that we believe provides evidence of mineralized material in amounts sufficient to proceed with construction activities. However, we have not commenced a feasibility study that would allow us to classify any of our mineralized material as proven or probable reserves, as those terms are defined by the SEC in Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations.” The SEC definition of “reserve” is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

        Our ability to demonstrate the existence of proven or probable reserves would require us to continue exploration drilling that demonstrated the existence of sufficient mineralized material and to complete a positive feasibility study. A feasibility study must demonstrate with reasonable certainty that the deposit can be legally and economically extracted and produced. At this time, we have neither undertaken these additional activities nor implemented plans to undertake these activities in the future. Accordingly, the mineralized material identified by us should not be considered proven or probable mineral reserves. Additionally, the assumptions used by us in our decision to undertake construction of the mill and mine may prove to be inaccurate. Thus, we may never be able to recover sufficient mineralized material to become profitable.

        Anticipated Production.  While we intend to continue exploration at the El Aguila Project for the foreseeable future, we are moving forward with our plans to make improvements to the property for anticipated production. This includes acquisition of equipment and construction of a mill. We engaged Lyntek, Inc. of Denver, Colorado, on a month to month basis, to design and build the mill at the El Aguila Project. We presently anticipate mining by open pit and building a mill that is designed to process 850 tonnes of ore per day through a flotation section and 150 tonnes of ore per day through an agitated leach section. We expect the mining to be done under contract with a third party contractor. Only after a mine and a mill are constructed and operational do we expect to generate any revenue.

        Our primary target for production in 2009 will be gold from the near-surface mineralization at El Aguila. Any silver contained in the mineralization will be produced as a by-product, any revenue from which will help offset the costs of producing the gold. In the following year, if activities go as planned, we intend to undertake production of gold from an underground mine at the nearby La Arista vein. Our plan to construct the underground mine includes driving a decline ramp. A portion of the proceeds from our equity financing in early 2009 are dedicated for this purpose. Since we believe the La Arista vein area also contains base metals such as copper, lead and zinc, we intend to produce those as by-products, any revenue from which would help offset the costs of producing gold and silver. The mineralization from both the near-surface mineralization and the anticipated underground mine will be processed at the mill at the El Aguila Project.

        From inception to date, we have committed or spent approximately $15,000,000 on construction of the mill and an additional $5,000,000 on infrastructure. We completed construction of a road to the mine site to improve access and facilitate delivery of equipment and construction of the mill and mine. We completed grading of the mill site and the concrete foundations. Construction of the tailings facility is underway. We are in the process of erecting the structural steel and buildings. Substantially all of the processing equipment has been purchased, and we anticipate that this equipment will be transported to the site and installed during 2009. In October 2007, we acquired an additional parcel of land which comprises approximately five hectares and is located adjacent to the community of San Jose de Gracia. During 2008, we substantially completed construction of an employee housing facility for the El Aguila Project, as well as a health clinic which will be available to employees and local residents. The facility encompasses 10 buildings, including a cafeteria, and can house approximately 50 people.

        We estimate we will spend an additional $5,000,000 to $6,000,000 during 2009 to complete the milling facilities, the funds for which were provided by an equity financing in early 2009.

        Mexico Income Taxes.  On October 1, 2007, Mexico enacted changes to its tax system that generally took effect beginning January 1, 2008. Those changes include the creation of a “flat tax” (so-called because the computation of income subject to the tax excludes a number of the deductions generally included in a more traditional determination of taxable income). The Mexican tax system continues to include a “regular” income tax. In general, enterprises operating in Mexico will be required to pay the greater of the tax computed under the regular tax and the flat tax. The tax is new and some of its provisions are ambiguous. While we do not expect the flat tax to have an effect on us for either the 2008 or 2009 tax years, we estimate that we could incur flat tax liability beginning in tax year 2010. The flat tax computation excludes certain deductions for operating loss carry-forwards and amortization, depletion, and depreciation expense. Therefore, the new tax law may limit the future tax benefit that would have otherwise been available from our investment in mineral properties.

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

Liquidity and Capital Resources

        As of December 31, 2008, we had working capital of $1,984,183, consisting of current assets of $3,737,468 and current liabilities of $1,753,285. This represents a decrease of $19,298,521 from the working capital balance of $21,282,704 as of December 31, 2007. Current assets consist primarily of cash which is deposited in short term interest bearing accounts. Consistent with our plans, during the year ended December 31, 2008, we consumed working capital to fund our exploration and construction activities and to a lesser extent, general and administrative expenses.

        We have never received revenue from gold or other mineral sales. We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2009, but we cannot guarantee that we will meet our expected timetable.

        We have historically relied on equity financings or loans (including loans from our officers) to continue funding our operations. From inception through December 31, 2008, we received $43,722,867 in cash, services and other consideration through issuance of our common stock. As of December 31, 2008, we did not have any outstanding debt, as all previous borrowings have been repaid or converted into equity. We believe that we will continue to fund our future working capital requirements through the sale of equity, and eventually through cash flow from operations, and we have not made arrangements to borrow funds for working capital requirements.

        On December 5, 2008, we entered into a subscription agreement and a strategic alliance agreement with Hochschild Mining Holdings Limited (“Hochschild”). Under the terms of the subscription agreement, we sold 1,670,000 restricted shares of common stock to Hochschild in December 2008 at $3.00 per share for total cash proceeds of $5,010,000. The strategic alliance agreement granted Hochschild an option to purchase an additional 4,330,000 shares of our restricted common stock at a price of $3.00 per share for total cash proceeds of $12,990,000 and Hochschild exercised the option on February 25, 2009. The strategic alliance agreement provided that if Hochschild exercised its option, we agreed to use at least $5,000,000 of the total $18,000,000 cash proceeds to fund exploration activities on the El Aguila Project, and the balance of the proceeds would be used as follows: $10,000,000 for development and construction of the mine and mill for the El Aguila Project, and $3,000,000 for our working capital and other investments in the El Aguila Project.

        Our most significant sources of funds during 2008 were cash balances on hand at December 31, 2007 of $22,007,216 and proceeds from the Hochschild transaction in December 2008. Our most significant source of funds for 2009 is expected to be proceeds that we received in February 2009 from the sale of 4,330,000 shares of common stock to Hochschild.

        Our most significant expenditures for 2008 were for the construction of the mill and associated infrastructure. We spent approximately $4,300,000 on the engineering and construction of the mill, including the tailings dam, and we purchased $6,400,000 of processing equipment that will be installed at the mill. Infrastructure costs included $2,000,000 for the completion of the road and installation of a water line. We spent $1,800,000 on the construction of a camp for the mine workers. In addition, we spent $4,400,000 on drilling as we continued our exploration drilling program to further delineate the area of mineralized material.

        Our most significant expenditures for 2009 are expected to be completion of the El Aguila facilities approximating $5,000,000 to $6,000,000 and additional exploration drilling of $2,000,000.

        Furthermore, we continue to incur operating expenses approximating $140,000 per month for salaries and other corporate overhead. We expect to continue depleting our working capital until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

        Although we expect to commence gold production during 2009, it is uncertain if we will be successful. Furthermore, the amount of revenue generated during the start-up phase of a mining operation is difficult to predict and tends to be highly variable. Our costs to enter the production phase may be greater than we anticipate. We may require additional funding to complete our existing plans and we would be dependent upon additional financing to expand our exploration efforts. We may seek additional funding during the next twelve months.

        Net cash used in operating activities was $23,005,822 during the year ended December 31, 2008, compared to $6,908,890 during 2007, an increase of $16,096,932. We accelerated our expenditures in 2008 consistent with our plan to commence production during 2009.

        Net cash used in investing activities for capital expenditures was $657,816 for the year ended December 31, 2008, compared to $456,152 for the year ended December 31, 2007. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics. During 2008, our most significant capital expenditures were for a bulldozer and several vehicles.

        Net cash provided by financing activities was $5,191,000 for the year ended December 31, 2008, consisting of $5,010,000 proceeds from the Hochschild strategic alliance discussed above and proceeds of $181,000 from the exercise of stock options. For the year ended December 31, 2007, financing activities provided cash of $21,712,000 from the sale of common stock. We completed a private placement during December 2007 whereby we sold 5,558,500 shares of our common stock at $4.00 per share for which we received gross proceeds of $22,234,000. We agreed to pay finders’ fees consisting of cash and stock to certain individuals and entities. We issued 263,900 shares of our common stock and paid cash fees of $522,000 to the finders, resulting in net cash proceeds of $21,712,000.

        The balance of cash and equivalents decreased to $3,534,578 as of December 31, 2008, from $22,007,216 as of December 31, 2007, a net decrease in cash of $18,472,638. We expect to continue depleting our cash until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

        For the year ended December 31, 2008, we reported a net loss of $26,015,203, or $(0.76) per share, compared to a net loss of $8,076,342, or $(0.28) per share for 2007. We expect to incur losses until such time, if ever, we begin generating significant revenue from operations.

        In neither year did we report any revenue from the sale of gold or other minerals. Our only revenue since inception has consisted of interest income. We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2009, but we cannot guarantee that we will meet our expected timetable.

        Total costs and expenses were $26,348,812 in 2008 compared to $8,318,855 in 2007, an increase of $18,029,957 or 217%. The additional expenditures reflect our increasing activities at the El Aguila Project. Mineral property costs, including exploration and evaluation, increased $2,439,625 from $5,731,771 for the year ended December 31, 2007 to $8,171,396 for the year ended December 31, 2008. We continued our exploration of the El Aguila property. We conducted limited exploration on the El Rey property.

        Engineering and construction costs were $14,501,461 in 2008 compared to nil in 2007. As more fully described in the preceding discussions of our expenditures, we commenced construction of the mine and mill site and other infrastructure during 2008.

        General and administrative expense for the year ended December 31, 2008 increased to $3,552,007 compared to $2,539,604 during 2007, an increase of $1,012,403 or 40%. As explained below, there was a significant increase in non-cash stock option compensation, partially reduced by decreases in other items.

        General and administrative expense includes recognition of non-cash compensation expense for grants of stock options and grants of common stock.

         The component of general and administrative expense representing non-cash stock option compensation expense was $1,956,806 for the year ended December 31, 2008, compared to $99,482 for 2007. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. It is difficult to estimate the value of options that we grant. The options are subject to significant restrictions and cannot be purchased or sold on the open market. Therefore, there is no objective and independent valuation measurement for them. We use the Black-Scholes-Merton model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

        During 2008, we granted a total of 1,320,000 stock options with an estimated value of $2,508,114. We granted options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.40 per share, all of which vested immediately. We also granted stock options to an investor relations consultant to purchase 50,000 shares of common stock at an exercise price of $4.45 per share, all of which vested immediately. We also granted options to employees covering 270,000 shares of common stock at a weighted average price of $3.91. Those options will vest over the next three years.

        During the year ended December 31, 2007, we granted stock options to a public relations consultant to purchase 50,000 shares of common stock at an exercise price of $3.68 per share, all of which vested in 2007. The estimated fair value of those options was $83,192.

         The component of general and administrative expense representing a non-cash expense for grants of common stock was $42,470 for the year ended December 31, 2008, compared to $630,968 for 2007. Shares of common stock issued by us in exchange for services are recorded as an expense, the amount of which is determined by reference to the market prices of our stock reported by the OTC Bulletin Board.

        During the year ended December 31, 2008, we issued 10,000 shares of common stock valued at $42,470 as partial compensation for investor relations services. During the year ended December 31, 2007, we issued 185,000 shares of common stock valued at $630,968 as partial compensation for consulting services.

        Cash compensation costs included in general and administrative expense decreased to $716,057 during 2008 from $880,098 during 2007. Certain cash compensation attributed to 2007 was replaced by non-cash compensation during 2008. Professional fees increased to $368,975 in 2008 compared to $234,154 in 2007, an increase of $134,821, which reflects our increasing activities. Investor relations expenses decreased to $167,732 during 2008 from $342,083 during 2007. There were investor relations costs associated with the private placement in December 2007 that were not repeated in 2008.

        Interest income increased to $333,609 for the year ended December 31, 2008 compared to $242,513 for 2007, an increase of $91,096, or 38%, representing higher deposits in short term interest bearing accounts pending utilization in our exploration, construction and operating activities.

        Our mining operations are located in Mexico and we primarily transact business in Mexican pesos. Our reporting currency is the US dollar. Changes in the rate of currency exchange between the Mexican peso and the US dollar create translation gains and losses, which are reported as a component of other comprehensive income. For the years ended December 31, 2008 and 2007, we recorded currency translation gains (losses) of $63,536 and ($89,939), respectively.

Off-Balance Sheet Arrangements

        As of and subsequent to December 31, 2008, we have no off-balance sheet arrangements.

Critical Accounting Policies

        Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

        We believe that application of the following accounting policies, which are critical to our financial position and results of operations, requires significant judgments and estimates on the part of management.

        Proven and Probable Reserves.    The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

        Mineral Acquisition Costs.  The costs of acquiring land and mineral rights are considered tangible assets pursuant to EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets.” Significant acquisition payments are capitalized. General, administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method. If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

        Exploration Costs.  Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

        Design, Construction, and Development Costs.  Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves. Under these circumstances, we classify the project as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. After a project is determined to contain proven and probable reserves, costs incurred prospectively can be capitalized. Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. Interest costs, if any, incurred during the development phase would be capitalized until the assets are ready for their intended use. The cost of start-up activities and on-going costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

        After a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected life of the project based on estimated recoverable gold equivalent ounces.

        Impairment of Long-Lived Assets.  We evaluate our long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and EITF Issue No. 04-3, “Mining Assets: Impairment and Business Combinations.” If impairment indicators exist, we perform additional analysis to quantify the amount by which capitalized costs exceed recoverable value. The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values. As of December 31, 2008, our mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values.

        Property Retirement Obligation.  We follow SFAS No 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

        Stock Based Compensation.  We account for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”), which requires the recognition of compensation costs for stock options determined in accordance with a fair value based methodology. We estimate the fair value of stock options at their grant date by using the Black-Scholes-Merton option pricing model and provides for expense recognition over the vesting period, if any, of the stock option.

        Foreign Currency Translation.   The local currency, the Mexican peso, is the functional currency for our subsidiaries. Current assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Other assets and liabilities are translated using historical rates. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of shareholders’ equity.

        Income Taxes.   We account for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for temporary differences and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

        We monitor pronouncements issued by the various authoritative sources that serve to define and clarify US GAAP, including statements issued by the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), among others.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This statement replaces FAS No. 141, which was effective July 1, 2001. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which becomes effective for annual periods beginning after December 15, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

        In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management does not expect this statement to change any of our existing accounting principles.

        There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Management’s Report on Internal Controls over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, and for the period from Inception (August 24, 1998) to December 31, 2008

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period from Inception (August 24, 1998) to December 31, 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007, and for the period from Inception (August 24, 1998) to December 31, 2008

Notes to Consolidated Financial Statements

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gold Resource Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and the period August 24, 1998 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period August 24, 1998 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

April 9, 2009
Denver, Colorado

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as of December 31, 2008 and 2007

	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$3,534,578	$22,007,216
Other current assets	202,890	43,940

Total current assets	3,737,468	22,051,156

Land and mineral rights	226,610	152,522
Property and equipment - net	812,219	352,429
Other assets	4,721	1,469

Total assets	$4,781,018	$22,557,576

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,753,285	$768,452

Total current liabilities	1,753,285	768,452

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
36,087,556 and 34,146,952 shares issued and outstanding, respectively	36,088	34,147
Additional paid-in capital	43,686,779	36,498,444
(Deficit) accumulated during the exploration stage	(40,688,414)	(14,673,211)
Other comprehensive income:
Currency translation adjustment	(6,720)	(70,256)

Total shareholders' equity	3,027,733	21,789,124

Total liabilities and shareholders' equity	$4,781,018	$22,557,576

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2008 and 2007,
and for the period from Inception (August 24, 1998) to December 31, 2008

	2008	2007	Inception (August 24, 1998) to December 31, 2008

Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property exploration and evaluation	8,171,396	5,711,190	16,194,577
Other mineral property costs	—	20,581	479,262
Engineering and construction	14,501,461	—	14,501,461
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative	3,552,007	2,539,604	9,205,378
Depreciation	123,948	47,480	196,715

Total costs and expenses	26,348,812	8,318,855	41,329,584

Operating (loss)	(26,348,812)	(8,318,855)	(41,329,584)

Other income:
Interest income	333,609	242,513	641,170

(Loss) before income taxes	(26,015,203)	(8,076,342)	(40,688,414)

Provision for income taxes	—	—	—

Net (loss)	(26,015,203)	(8,076,342)	(40,688,414)

Other comprehensive income:
Currency translation gain (loss)	63,536	(89,939)	(6,720)

Net comprehensive (loss)	$(25,951,667)	$(8,166,281)	$(40,695,134)

Net (loss) per common share:
Basic and Diluted	$(0.76)	$(0.28)

Weighted average shares outstanding:
Basic and Diluted	34,393,854	28,645,038

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period from Inception (August 24, 1998) to December 31, 2008

	Number of Common Shares	Par Value of Common Shares	Additional Paid - in Capital	Accumulated (Deficit)	Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)

Balance at Inception, August 24, 1998	—	$—	$—	$—	$—	$—

Shares for contributed capital at
$0.005 per share - related parties	2,800,000	2,800	(1,400)	—	—	1,400
Net (loss)	—	—	—	(1,657)	—	(1,657)

Balance, December 31, 1998	2,800,000	2,800	(1,400)	(1,657)	—	(257)

Shares for contributed capital at
$0.005 per share - related parties	1,000,000	1,000	(500)	—	—	500
Net (loss)	—	—	—	(663)	—	(663)

Balance, December 31, 1999	3,800,000	3,800	(1,900)	(2,320)	—	(420)

Shares issued for management contract
at $0.17 per share - related party	1,226,666	1,226	202,578	—	—	203,804
Net (loss)	—	—	—	(205,110)	—	(205,110)

Balance, December 31, 2000	5,026,666	5,026	200,678	(207,430)	—	(1,726)

Shares issued for management contract
at $0.14 per share - related party	1,333,334	1,334	187,053	—	—	188,387
Conversion of debentures at
$0.25 per share - related parties	200,000	200	49,800	—	—	50,000
Sale of shares for cash at $0.25 per share	820,000	820	204,180	—	—	205,000
Net (loss)	—	—	—	(346,498)	—	(346,498)

Balance, December 31, 2001	7,380,000	7,380	641,711	(553,928)	—	95,163

Shares issued for cash at $0.25 per share	392,000	392	97,608	—	—	98,000
Shares issued for cash at $0.17 per share	1,351,352	1,351	223,322	—	—	224,673
Net (loss)	—	—	—	(788,629)	(17)	(788,646)

Balance, December 31, 2002	9,123,352	9,123	962,641	(1,342,557)	(17)	(370,810)

Shares issued for cash at $0.25 per share	577,000	577	143,673	—	—	144,250
Share issuance costs forgiven	—	—	25,327	—	—	25,327
Net (loss)	—	—	—	(496,046)	29	(496,017)

Balance, December 31, 2003	9,700,352	9,700	1,131,641	(1,838,603)	12	(697,250)

Shares issued for cash at $0.25 per share	608,000	608	151,392	—	—	152,000
Shares issued in repayment of loan related
to exploration agreement at
$0.42 per share	1,200,000	1,200	498,800	—	—	500,000
Shares issued as stock grant at
$0.25 per share	600,000	600	149,400	—	—	150,000
Net (loss)	—	—	—	(853,593)	(73)	(853,666)

Balance, December 31, 2004	12,108,352	12,108	1,931,233	(2,692,196)	(61)	(748,916)

Stock grant at $0.25 per share	1,750,000	1,750	435,750	—	—	437,500
Stock option exercised at $0.25 per share	10,000	10	2,490	—	—	2,500
Stock issued for cash at $0.25 per share	276,000	276	68,724	—	—	69,000
Stock issued for satisfaction of payables
at $0.25 per share	1,280,000	1,280	318,720	—	—	320,000
Shares issued for cash at $0.47 per share	2,728,500	2,729	1,272,271	—	—	1,275,000
Shares issued for cash at $0.50 per share	122,000	122	60,878	—	—	61,000
Shares issued for cash at $0.50 per share	30,000	30	14,970	—	—	15,000
Net (loss)	—	—	—	(1,217,911)	200	(1,217,711)

Balance, December 31, 2005	18,304,852	18,305	4,105,036	(3,910,107)	139	213,373

Stock options exercised at $0.25 per share	240,000	240	59,760	—	—	60,000
Stock options granted	—	—	147,050	—	—	147,050
Director stock grant at $1.00 per share	100,000	100	99,900	—	—	100,000
Shares issued for cash at $1.00 per share,
net of issue costs	4,600,000	4,600	4,346,600	—	—	4,351,200
Shares issued for investor relations
services at $1.14 per share	280,000	280	319,720	—	—	320,000
Shares issued for cash at $1.20 per share,
net of issue costs	4,322,000	4,322	4,924,378	—	—	4,928,700
Shares issued for investment banking
services at $1.20 per share	257,700	257	(257)	—	—	—
Employee stock grants at $1.71 per share	35,000	35	59,815	—	—	59,850
Net (loss)	—	—	—	(2,686,762)	19,544	(2,667,218)

Balance, December 31, 2006	28,139,552	28,139	14,062,002	(6,596,869)	19,683	7,512,955

Shares issued for investor relations
services at weighted average price
of $3.39 per share	170,000	170	575,598	—	—	575,768
Shares issued for consulting services in
Mexico at $3.68 per share	15,000	15	55,185	—	—	55,200
Stock options granted	—	—	99,482	—	—	99,482
Shares issued for cash at $4.00 per share,
net of issue costs	5,558,500	5,559	21,706,441	—	—	21,712,000
Shares issued for investment banking
services	263,900	264	(264)	—	—	—
Net (loss)	—	—	—	(8,076,342)	(89,939)	(8,166,281)

Balance, December 31, 2007	34,146,952	34,147	36,498,444	(14,673,211)	(70,256)	21,789,124

Stock options granted	—	—	1,956,806	—	—	1,956,806
Shares issued for investor relations
services at $4.25 per share	10,000	10	42,460	—	—	42,470
Stock options exercised at $1.00 per share	260,604	261	180,739	—	—	181,000
Shares issued for cash at $3.00 per share	1,670,000	1,670	5,008,330	—	—	5,010,000
Net (loss)	—	—	—	(26,015,203)	63,536	(25,951,667)

Balance, December 31, 2008	36,087,556	$36,088	$43,686,779	$(40,688,414)	$(6,720)	$3,027,733

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008 and 2007,
and for the period from Inception (August 24, 1998) to December 31, 2008

	2008	2007	Inception (August 24, 1998) to December 31, 2008

Cash flows from operating activities:
Net (loss)	$(26,015,203)	$(8,076,342)	$(40,688,414)

Adjustments to reconcile net (loss) to net cash
used by operating activities:
Depreciation	123,948	47,480	196,715
Stock compensation	1,999,276	730,450	3,944,126
Management fee paid in stock	—	—	392,191
Related party payable paid in stock	—	—	320,000
Foreign currency translation adjustment	63,536	(89,939)	(6,720)
Issuance cost forgiven	—	—	25,327
Changes in operating assets and liabilities:
Operating assets	(162,212)	162,172	(206,152)
Accounts payable and accrued liabilites	984,833	317,289	1,753,285
Other	—	—	(4,569)

Total adjustments	3,009,381	1,167,452	6,414,203

Net cash (used in) operating activities	(23,005,822)	(6,908,890)	(34,274,211)

Cash flows from investing activities:
Capital expenditures	(657,816)	(456,152)	(1,235,534)

Net cash (used in) investing activities	(657,816)	(456,152)	(1,235,534)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	—	—	4,351,200
Cash proceeds from other sales of stock	5,010,000	21,712,000	33,899,623
Cash proceeds from exercise of options	181,000	—	243,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from exploration funding agreement - Canyon
Resources	—	—	500,000

Net cash provided by financing activities	5,191,000	21,712,000	39,044,323

Net increase (decrease) in cash and equivalents	(18,472,638)	14,346,958	3,534,578

Cash and equivalents at beginning of period	22,007,216	7,660,258	—

Cash and equivalents at end of Period	$3,534,578	$22,007,216	$3,534,578

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$—	$—	$500,000

Conversion of founders debentures into
common stock	$—	$—	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

1.     Summary of Significant Accounting Policies

        Basis of Presentation.    Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company. It plans to develop mineral properties and ultimately become a producer of gold, silver, and base metals. The Company has not generated any revenues from operations. The consolidated financial statements included herein are expressed in United States dollars, the Company’s reporting currency. The accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”), as promulgated by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), among others.

        Basis of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiaries, Don David Gold S.A. de C.V. and Golden Trump Resources S.A. de C.V. The expenditures of Don David Gold and Golden Trump Resources are generally incurred in Mexican pesos. Significant intercompany accounts and transactions have been eliminated.

         Reclassifications.     Certain amounts previously presented for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net loss, total assets or total shareholders’ equity.

        Estimates.    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

        Statements of Cash Flows.    The Company considers cash in banks, deposits in transit, and highly liquid debt instruments purchased with original maturities of three months or less to be cash and cash equivalents.

        Proven and Probable Reserves.    The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

        As of December 31, 2008, none of the Company’s mineral resources met the definition of proven or probable reserves.

        Mineral Acquisition Costs.    The costs of acquiring land and mineral rights are considered tangible assets pursuant to EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets.” Significant acquisition payments are capitalized. General, administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method. If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

        Exploration Costs.    Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

        Design, Construction, and Development Costs.    Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves. Under these circumstances, the Company classifies the project as an exploration stage project and expenses substantially all costs, including design, engineering, construction, and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. After a project is determined to contain proven and probable reserves, costs incurred prospectively can be capitalized. Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. Interest costs, if any, incurred during the development phase would be capitalized until the assets are ready for their intended use. The cost of start-up activities and on-going costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

        After a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected life of the project based on estimated recoverable gold equivalent ounces.

        Impairment of Long-Lived Assets.    The Company evaluates its long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and EITF Issue No. 04-3, “Mining Assets: Impairment and Business Combinations.” If impairment indicators exist, the Company performs additional analysis to quantify the amount by which capitalized costs exceed recoverable value. The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values. As of December 31, 2008, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values.

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

        Property Retirement Obligation.    The Company follows SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”), which requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company has determined that it has no material property retirement obligations as of December 31, 2008.

        Stock Based Compensation.   The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), “Share Based Payment” (“SFAS 123R”), which requires the recognition of compensation costs for stock options determined in accordance with a fair value based methodology. The Company estimates the fair value of stock options at their grant date by using the Black-Scholes-Merton option pricing model and provides for expense recognition over the vesting period, if any, of the stock option.

        Per Share Amounts.  SFAS No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period (34,393,854 for 2008 and 28,645,038 for 2007). Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the period ended December 31, 2008, outstanding options to purchase 3,683,000 shares of common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

        Income Taxes.  The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for temporary differences and the effect of net operating losses based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

        FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (“FIN 48”), clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 on January 1, 2007, which did not have a material impact on the consolidated financial statements.

        Business Risks.  The Company continually reviews the mining and political risks it encounters in its operations. It mitigates the likelihood and potential severity of these risks through the application of high operating standards. The Company may be affected to various degrees by changes in environmental regulations, including those for future site restoration and reclamation costs. The mining industry is subject to extensive licensing, permitting, governmental legislation, control and regulations. The Company endeavors to be in compliance with these regulations at all times.

        Fair Value of Financial Instruments.    SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008.

        The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, cash equivalents, prepaid expenses, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

        Concentration of Credit Risk.  The Company’s operating cash balances are maintained in two primary financial institutions and currently exceed federally insured limits. The Company believes that the financial strength of these institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

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

        Recent Pronouncements.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). This statement replaces FAS No. 141, which was effective July 1, 2001. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

        In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which becomes effective for annual periods beginning after December 15, 2008. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. Management is currently evaluating the impact of adopting this statement.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

        In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Management does not expect this statement to change any of the Company’s existing accounting principles.

        There were various other accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

2.     Mineral Properties

        The Company currently has an interest in four properties, the El Aguila project, the El Rey property, the Las Margaritas property, and the Solaga property.

        The El Aguila Project.   Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana, from Jose Perez Reynoso, a consultant to the Company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. The Company has made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due. Subject to minimum exploration requirements, there is no expiration term for the lease. The Company may terminate it at any time upon written notice to the lessor and the lessor may terminate it if the Company fails to fulfill any of its obligations. The El Aguila and El Aire concessions make up the El Aguila project and the La Tehuana concession makes up the Las Margaritas property.

        The Company has filed for and received additional concessions for the El Aguila project that total an additional 8,492 hectares. These additional concessions are not part of the concessions leased from the consultant, and bring the Company’s interest in the El Aguila project to an aggregate of 9,463 hectares. The mineral concessions making up the El Aguila project are located within the Mexican State of Oaxaca.

        The El Rey Property.   The Company has acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to as the El Rey property. These concessions total 892 hectares and are subject to a 2% royalty on production payable to Mr. Reynoso. The Company has conducted minimal exploration and drilling on this property to date.

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

        The Las Margaritas Property.   The Las Margaritas property is made up of the La Tehuana concession, and is an exploration stage property with no known reserves. The Company leased this property in October 2002 from Mr. Reynoso. It is comprised of approximately 925 hectares located adjacent to the El Aguila property. To date, the Company has conducted limited surface sampling, but no other significant exploration activities at the property.

        The Solaga Property.   In February 2007, the Company leased a 100% interest in a property known as the Solaga property from an entity partially owned by Mr. Reynoso. The property totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila project. The property is an exploration property with no known reserves. A dormant silver mine is located on the Solaga property which was in production as recently as the 1980‘s, however the Company cannot estimate if or when it will reopen the mine. The lease requires the Company to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production. The Company has not conducted any exploration activities at the property.

3.     Property and Equipment

        At December 31, 2008, property and equipment consisted of the following:

	2008	2007

Trucks and autos	$291,876	$131,509
Office furniture and equipment	137,678	88,385
Exploration equipment	570,794	205,302

Subtotal	1,000,348	425,196
Accumulated depreciation	(188,129)	(72,767)

Total	$812,219	$352,429

4.     Income Taxes

        Loss before income taxes, segregated as to the U. S. and foreign components, is as follows:

	2008	2007

U. S.	$(12,697,644)	$(3,002,018)
Foreign	(13,317,559)	(5,074,324)

Total	$(26,015,203)	$(8,076,342)

        At December 31, 2008, the Company has tax loss carryforwards for U. S. tax purposes approximating $8,810,000, which primarily expire from 2026 to 2028. The principle difference between the net loss reported for book purposes and the loss reported for tax purposes relates to the taxation of foreign subsidiaries. Secondly, stock based compensation expenses are generally deductible in different periods and in different amounts than the expense recognized for book purposes. Finally, certain expenditures for property and equipment are capitalized for tax purposes, but not for book purposes.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2008 and 2007 are presented below:

	2008	2007

Deferred tax assets:
Tax loss carryforward - U. S.	$2,996,000	$2,537,000
Tax loss carryforward - Foreign	7,877,000	2,167,000
Stock based compensation	814,000	278,000
Property and equipment	2,188,000	—

Total deferred tax assets	13,875,000	4,982,000
Valuation allowance	(13,875,000)	(4,982,000)

Net deferred tax asset	$—	$—

        At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carryforwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The change in the valuation allowance was approximately $8,893,000 during 2008.

        A reconciliation of taxes reported at the Company’s effective tax rate and the U. S. federal statutory tax rate is comprised of the following components:

	2008	2007

Tax at statutory rates	$(8,845,000)	$(2,746,000)
Increase (reduction) in taxes due to:
Stock based compensation	—	34,000
Valuation allowance	8,845,000	2,712,000

Tax provision	$—	$—

5.     Shareholders’ Equity (Deficit)

        Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one additional share of common stock, par value $.001, was issued for each common share outstanding as of that date. All of the financial information in the financial statements has been adjusted to reflect this two-for-one stock split.

        The Company was formed on August 24, 1998 by William W. Reid and David C. Reid (the “Founders”). During 1998 and 1999, the Founders received 3,800,000 shares of common stock valued at $1,900 for administrative and organization expenses paid on behalf of the Company. The Company remained generally inactive through 1999.

        Commencing July 1, 2000, the Company and US Gold, a publicly traded Colorado corporation, entered into a management contract whereby US Gold provided general management of the business activities of the Company through December 31, 2001. Under this management contract, US Gold was issued 2,560,000 shares of common stock of the Company. The 2,560,000 shares were valued at $392,191 or approximately $0.15 per share. Through this arrangement, the Company benefited from experienced management without the need to raise cash funding for the related cost of such management and administration. The Company was, however, responsible for all additional funding needed.

        During 2001, the Founders made convertible debenture loans to the Company and then converted $50,000 in convertible debentures into 200,000 shares of common stock of the Company at a conversion price of $0.25 per share.

        In September 2001, the Company commenced the sale of its common shares under exemptions offered by federal and state securities regulations. During 2001 the Company sold 820,000 shares at $0.25 (a total of $205,000).

        During 2002, the Company sold 392,000 shares at $0.25 per share (a total of $98,000) to various parties and 1,351,352 shares at approximately $0.17 per share (a total of $224,673) to an institutional investor, RMB International (Dublin) Limited (“RMB”).

        During 2003, the Company sold 577,000 shares at $0.25 per share raising net proceeds of $144,250. Effective September 30, 2003, US Gold acquired the RMB shares in exchange for US Gold shares, and terminated the obligation of the Company to pay RMB approximately $25,327 in transaction costs, which was added back into paid-in-capital.

        During 2004, the Company sold 608,000 shares at $0.25 per share raising net proceeds of $152,000. Also during 2004, the Company issued 1,200,000 shares valued at approximately $0.42 per share to Canyon Resource Corporation for repayment of a loan for funding of exploration cost at the El Aguila property. Also during 2004, the Company made a stock grant of 600,000 shares valued at $0.25 per share or $150,000 to Jose Perez Reynoso, a consultant of the Company.

        Effective January 2, 2005, the Company made common stock awards to its two executive officers and a consultant of an aggregate 1,750,000 shares for services performed during 2004 and 2005. The shares were valued at $437,500 (or $0.25 per share) which was recorded as stock based compensation expense of $350,000 in 2004 and $87,500 in 2005. In this issuance of common stock, William W. Reid received 1,000,000 shares, David C. Reid received 500,000 shares and William F. Pass received 250,000 shares. Also effective January 2, 2005, a stock option issued to William F. Pass covering 400,000 shares of common stock at exercise price of $0.25 per share was reduced by 250,000 shares leaving 150,000 shares remaining subject to option.

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

        In addition, during July and August 2005, the Company closed transactions under a Subscription Agreement and Stock Purchase Option Agreement with Heemskirk Consolidated Limited (“Heemskirk”), an Australian global mining house, whereby Heemskirk purchased 2,000,000 shares of common stock of the Company at $0.50 per share. A finder’s fee of 140,000 shares was paid to a third party (resulting in a net value of $0.47 per share). Heemskirk had previously purchased (in April, 2005) 150,000 shares of common stock at $0.50 per share and the Company had paid a finder’s fee of 10,500 shares. The Company agreed to give Heemskirk a first right of offer for any financings, including sale of equity, the Company may pursue. In a similar transaction during August 2005, the Company sold 400,000 shares to another investor raising $200,000 and paid a finder’s fee to a third party of 28,000 shares. These transactions resulted in the issuance of 2,728,500 shares for net cash proceeds of $1,275,000 ($0.47 per share).

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

        In May 2006, the Company made a common stock award of 100,000 shares to a director. These shares were valued at $100,000. In December 2006, the Company made a common stock award of 35,000 shares to two employees. These shares were valued at $59,850. In October 2006, the Company issued 250,000 shares of restricted common stock in exchange for investor relations services. These shares were valued at $275,000.

        Pursuant to a contract effective November 1, 2006, the Company agreed to issue shares of common stock to a consultant performing investor relations work on its behalf. The 30,000 shares issued in 2006 were valued at $1.50 per share, or $45,000. The 30,000 shares issued in February 2007 were valued at $2.428 per share, or $72,840. The 30,000 shares issued in May 2007 were valued at $3.39 per share or $101,670. In November 2007, 30,000 shares were issued at a value of $4.14 per share or $124,310, and 20,000 shares were issued at a value of $4.235 per share or $84,703. The Company agreed to issue an additional 10,000 shares for services performed during December 2007 valued at $4.375 per share or $43,745.

        On May 1, 2007, the Company entered into an investor relations contract for international investors that required the issuance of 50,000 shares of restricted common stock during the second quarter of 2007. These shares were valued at $148,500.

        On October 2, 2007, the Company agreed to issue 15,000 shares of common stock for consulting services performed in Mexico. These shares were valued at $3.68 per share, or $55,200, and were recorded as stock compensation during the year ended December 31, 2007.

        On December 5, 2007, the Company completed the sale of 5,558,500 shares of common stock in a private placement for a price of $4.00 per share, for aggregate gross proceeds of $22,234,000. In connection with the private placement, the Company agreed to pay finders’ fees of $522,000 in cash and 263,900 shares of common stock.

        Effective January 13, 2008, the Company agreed to issue 10,000 restricted shares of common stock for investor relations consulting services. The 10,000 shares were valued at $4.247 per share or $42,470.

        During the year ended December 31, 2008, a director of the Company exercised options to purchase 100,000 shares of the Company’s common stock at the exercise price of $1.00 per share for total cash proceeds of $100,000.

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

        Effective October 12, 2008, a consultant exercised options to purchase 81,000 shares of restricted common stock at $1.00 per share for cash proceeds of $81,000. In addition, the consultant exercised options to purchase 19,000 shares using the “cashless exercise” method of payment, under which he immediately surrendered 7,063 shares of common stock that he would have otherwise been entitled to receive. The 7,063 shares were valued at $2.69 per share, for a total valuation of $19,000 and resulting in a net issuance of 11,937 shares. As a result of both transactions, common shares outstanding increased by 92,937 shares.

        On December 5, 2008, the Company entered into a subscription agreement and a strategic alliance agreement with Hochschild Mining Holdings Limited (“Hochschild”). Under the terms of the subscription agreement, the Company sold 1,670,000 restricted shares of its common stock to Hochschild at $3.00 per share for total cash proceeds of $5,010,000. Under the terms of the strategic alliance agreement, the Company granted Hochschild an option to purchase an additional 4,330,000 shares of its restricted common stock at a price of $3.00 per share for total cash proceeds of $12,990,000. The option expired on March 1, 2009, eighty days after the closing of the subscription agreement. As discussed in Note 10 below, the option was exercised on February 25, 2009. The strategic alliance agreement also contains a number of additional covenants between the parties.

6.     Stock Options

        The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted. The maximum number of common shares subject to grant under the Plan is 6,000,000.

        The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The option pricing model requires the input of subjective assumptions which are based on several different criteria. Expected volatility is based on the historical price volatility of the Company’s common stock. Expected dividend yield is assumed to be nil, as the Company has not paid dividends since inception. Forfeitures are assumed to be zero, as the Company has not experienced forfeitures during its history. The expected life is estimated in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment” for plain vanilla options. Risk free interest rates are based on US government obligations with a term approximating the expected life of the option.

        The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the years ended December 31, 2008 and 2007 was $1,956,806 and $99,482, respectively. The estimated unrecognized compensation cost from unvested options as of December 31, 2008 was approximately $551,000, which is expected to be recognized over the remaining vesting period of 2.4 years.

        During the year ended December 31, 2007, the Company granted stock options to a public relations consultant to purchase 50,000 shares of common stock at an exercise price of $3.68 per share and a term of two years. The options vested upon issuance. The grant date fair value was calculated as $83,192 ($1.66 per option) using the following assumptions: expected life of two years, stock price of $3.68 at date of grant, dividend yield of 0%, interest rate of 4%, and volatility of 80%.

        Effective February 22, 2008, grants covering 1,000,000 shares of common stock were issued to officers and directors at an exercise price of $3.40 and a term of ten years. The options vested upon issuance. The grant date fair value was calculated as $1,803,400 ($1.80 per option) using the following assumptions: expected life of five years, stock price of $3.40 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

        During the year ended December 31, 2008, the Company granted options to employees covering 270,000 shares of common stock at exercise prices ranging from $3.74 to $4.51 and a term of ten years. The options vest over a three year period. The grant date fair value was calculated as $637,434 ($2.36 per option) using the following assumptions: expected life of six years, stock price equal to exercise price at date of grant, dividend yield of 0%, interest rate of 3.38%, and volatility of 61%.

        Effective January 9, 2008, the Company entered into an investor relations consulting services contract which included the issuance of options to purchase 50,000 shares of common stock at an exercise price of $4.45 and a term of eighteen months. The options vested upon issuance. The grant date fair value was calculated as $67,280 ($1.35 per option) using the following assumptions: expected life of eighteen months, stock price of $4.45 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

        The weighted average grant date fair value of options granted was $1.90 per option during 2008 and $1.66 per option during 2007. The weighted average grant date fair value of options vested was $1.78 per option during 2008 and $0.94 per option during 2007.

        The following table summarizes annual activity for all stock options for each of the two years ended December 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable

Outstanding, January 1, 2007	2,600,000	$0.60	$3,130,000	2,550,000
Granted	50,000	$3.68

Outstanding, December 31, 2007	2,650,000	$0.65	$10,058,500	2,650,000
Granted	1,320,000	$3.54
Exercised	(287,000)	$1.00	$717,500

Outstanding, December 31, 2008	3,683,000	$1.66	$6,932,500	3,413,000

        The following table summarizes information about outstanding stock options as of December 31, 2008:

Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable
$0.25	1,400,000	5.0	$0.25	1,400,000
$1.00	913,000.2		$1.00	913,000
$3.40	1,000,000	9.2	$3.40	1,000,000
$3.68-$4.45	100,000.6		$4.06	100,000
$3.74 -$4.51	270,000	9.6	$3.91	—
	3,683,000		$1.66	3,413,000

7.     Rental Expense and Commitments and Contingencies

        In May 2007, the Company amended its lease on office space in Denver, Colorado to increase the space and extend the term of the lease to April 2010. Required payments approximate $2,470 per month. Remaining minimum lease obligations for future calendar years will be $29,640 in 2009 and $9,880 in 2010. Rent expense for 2008 and 2007 was $29,900 and $27,000, respectively.

        Effective January 1, 2008, the Company entered into amended employment agreements with William W. Reid, President and Chief Executive Officer, and David C. Reid, Vice President. The employment agreements have a three year term and increase William Reid’s base salary to $300,000 annually and increase David Reid’s base salary to $212,000 annually. In addition, the period for severance payments under certain circumstances was increased to 35 months.

        Effective January 1, 2008, the Company executed a formal written employment agreement with Jason D. Reid, who will serve as Vice President of Corporate Development for a three year term at an annual base salary of $150,000.

        The employment agreements all provide that the officers are each eligible to receive incentive compensation such as stock options or bonuses solely in the discretion of the Board of Directors. Each officer is entitled to certain payments in the event his employment is terminated under certain circumstances. If the Company terminates the agreement “without cause”, or the officer terminates the agreement “with good reason,” the Company would be obligated to pay 35 months of compensation in accordance with its regular pay periods. Termination of the employment contract by an officer “with good reason” includes a change in control.

8.    Related Party Transactions

        Jose Perez Reynoso.    The Company has certain contractual business arrangements with Jose Perez Reynoso, a Mexican national and consultant to the Company. Mr. Reynoso has been retained as a full-time consultant to the Company at $9,000 per month through July 2007 and $10,000 per month effective August 2007 under a month-to-month arrangement. The Company also leased the El Aguila Property from Mr. Reynoso under terms which required advance royalty payments to Mr. Reynoso aggregating $260,000.

9.     General and Administrative Expenses

        General and administrative expenses included the following for the years ended December 31, 2008 and 2007 and for the period from inception (August 24, 1998) through December 31, 2008:

	2008	2007	Inception to December 31, 2008

Salaries and benefits	$716,057	$880,098	$2,587,079
Legal and accounting	368,975	234,154	921,680
Investor relations	167,732	342,083	662,800
Travel related	91,520	173,559	443,084
Stock awards	42,470	630,968	1,740,788
Grant of stock options	1,956,806	99,482	2,203,338
Other	208,447	179,260	646,609

	$3,552,007	$2,539,604	$9,205,378

10.    Subsequent Events

        On February 25, 2009, Hochschild exercised its option to purchase an additional 4,330,000 shares of the Company’s restricted common stock at $3.00 per share for total cash proceeds of $12,990,000.

        Subsequent to December 31, 2008, the Company issued shares of common stock pursuant to the exercise of stock options by an officer and a director. The options were exercised using the “cashless exercise” method for payment, whereby each individual immediately surrendered shares of common stock that he would have otherwise been entitled to. In the aggregate, the individuals exercised 913,000 options and immediately surrendered 235,067 shares of common stock, resulting in net issuance of 677,933 shares of common stock. The Company received no cash proceeds in the transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A(T). CONTROLS AND PROCEDURES

        (a)         We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2008, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

        As permitted by applicable SEC rules, this report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report, which is included in Item 8 above, was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

         (b)        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

        The following individuals presently serve as our officers and directors:

Name	Age	Positions With the Company	Board Position Held Since

William W. Reid	60	President, Chief Executive Officer and Director	1998

David C. Reid	59	Vice President, Secretary, Treasurer and Director	1998

Bill M. Conrad	52	Director	2006

Isac Burstein	42	Director	2009

Frank L. Jennings	58	Chief Financial Officer	N/A

Jason D. Reid	36	Vice President of Corporate Development	N/A

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

        Bill M. Conrad.   Mr. Conrad was elected to the Board of Directors on June 1, 2006. From its inception in 2005 until September 2008, Mr. Conrad served as the vice-president and secretary of Brishlin Resources, Inc., formerly Blue Star Energy, Inc. and now known as Synergy Resources Corporation, a Colorado corporation engaged in the energy industry. Mr. Conrad continues to serve as a director of Synergy Resources, a position he has held since the company’s inception. From February 2002 until June 2005, Mr. Conrad served as president and a director of Wyoming Oil & Minerals, Inc., and from May 2000 until April 2003, he served as vice president and a director of New Frontier Energy, Inc. The securities of Wyoming Oil & Mineral, now known as Sun Motor International Inc., New Frontier Energy, and Synergy Resources are quoted on the OTC Bulletin Board. In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and has served as vice president since that time.

        Isac Burstein.   Isac Burstein was appointed to the Board of Directors on April 1, 2009. Mr. Burstein is presently the Corporate Manager of Business Development for Hochschild Mining Plc, where he has been employed since 1995. Prior to his current position, Mr. Burstein served as Manager for Project Evaluation, Exploration Manager for Mexico, and Exploration Geologist for Hochschild. He holds a BSc in Geological Engineering from the Universidad Nacional de Ingenieria, an MSc in Geology from the University of Missouri and an MBA from Krannert School of Management, Purdue University. Mr. Burstein was nominated as a director by Hochschild and appointed to the Board pursuant to the terms of our strategic alliance agreement with Hochschild.

        Frank L. Jennings.   Mr. Jennings was appointed to serve as our principal financial officer on June 1, 2006. He is primarily responsible for financial reporting of our company and with our CEO, oversight of our internal controls. Mr. Jennings serves our company on a part-time basis as his services are deemed necessary. Since 2001, Mr. Jennings has been a financial consultant and provides management and financial consulting services primarily to smaller public companies. From 2000 to 2005, he served as the chief financial officer and a director of Global Casinos, Inc., a publicly traded Utah corporation, and from 2001 to 2005, he served as the chief financial officer and a director of OnSource Corporation, now known as Ceragenix Pharmaceuticals, Inc., a publicly traded Delaware corporation. During his tenure with Global Casinos and Ceragenix Pharmaceuticals, each company was engaged in the gaming industry and each had common stock quoted on the OTC Bulletin Board.

        Jason D. Reid.   Mr. Reid was promoted to Vice President of Corporate Development effective January 2, 2008. He is responsible for formulating corporate growth strategies, retail and institutional marketing of our securities, assisting the CEO with oversight of our financing requirements and overseeing our investor relations programs. Mr. Reid joined our company in May 2006 as the Corporate Development Assistant. Mr. Reid received a Bachelor of Science degree in Anthropology with an emphasis on Archaeology in 1995 from Fort Lewis College. From 1993 until he joined our company, Mr. Reid served as president of Reid Farrier, Inc., formerly known as Reid Fencing, Inc., a business he founded which focused operations in the equine and construction industries.

Other Significant Employees or Consultants

        In addition to our officers and directors, we also utilize the services of the following significant consultants:

        Jose Perez Reynoso.   Mr. Reynoso, a Mexican national, has served our company as a full time consultant since 2002. In that capacity, he oversees all our operations in Mexico, and provides advice in relations with the Mexican Government, primarily related to permitting, personnel and mine development. From 1995 to 2002, he was a consulting geologist for mining companies operating in Mexico. Mr. Reynoso received an undergraduate degree in geology and engineering in 1974 and a master’s degree in economic geology in 1979 from the National University of Mexico. We leased the El Aguila property from Mr. Reynoso in 2002.

        Jorge Luis Sanchez Del Toro.   In August 2008, Mr. Sanchez, a Mexican national, accepted a position with our Mexican subsidiary, Golden Trump Resources, to serve as the Project Manager for the El Aguila Project. Mr. Sanchez has over 33 years of experience in the mining industry and is responsible for overseeing the entire El Aguila Project, including our labor relations and construction progress. From 2001 until he joined our company, Mr. Sanchez was the general manager for Ingenieria Y Trituracion, a company that consulted with various companies regarding open pit and underground mining operations and crushing plants. Mr. Sanchez graduated from the University of Autonoma of Mexico with a degree in mining engineering in 1975.

Section 16(a) Beneficial Ownership Reporting Compliance

        We are not registered under the Securities Exchange Act of 1934, as amended, and are not subject to the reporting requirements of Section 16(a).

Code of Ethics

        We have not yet adopted a written Code of Ethics, however, we believe our executive officers conduct themselves honestly and ethically with respect to our business affairs. As the company is still in the process of organizing its formal corporate governance structure, we may adopt a formal Code of Ethics in the near future.

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

        The following table summarizes the total compensation for the two fiscal years ended December 31, 2008 of our executive officers:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (2)		Non-Equity Incentive Plan Compensation	All Other Compensation	Total

William W. Reid,	2008	$300,000	$100,000	$—		$450,848	$—	$—	$850,848
Chairman,	2007	$240,000	$150,000	$—		$—	$—	$—	$390,000
Chief Executive Officer and
President (1)

David C. Reid,	2008	$212,000	$100,000	$—		$450,848	$—	$—	$762,848
Vice President and	2007	$170,000	$100,000	$—		$—	$—	$—	$270,000
Director (1)

Jason D. Reid	2008	$150,000	$100,000	$—	$	— 721,357	$—	$—	$971,357
Vice President,	2007	$100,000	$75,000	$—	$	— —	$—	$—	$175,000
Corporate
Development

(1)     The executive officer did not receive additional compensation for his service as a director of our company.
(2)     Valued in accordance with SFAS 123(R). All of the options awarded in 2008 vested immediately. Please refer to Note 6 to the consolidated financial statements filed with this report for certain assumptions made in connection with these estimates.

        Effective January 1, 2008, in light of our successful progress to date and the more intense workload required as a result of our company’s construction and financing activities, we amended our employment agreements with Messrs. William and David Reid, and memorialized our employment arrangement with Jason Reid into a written agreement. Each employment agreement is effective for a three-year term. Pursuant to the terms of the agreements, William Reid is entitled to an annual salary of $300,000, David Reid is entitled to an annual salary of $212,000 and Jason Reid is entitled to an annual salary of $150,000. Each individual also participates in health and other insurance programs that we maintain. The employment agreements are automatically renewable for one-year terms on each successive anniversary of the expiration date unless either party gives notice to the other that they do not wish to renew the agreement, not less than 120 days prior to expiration.

        Pursuant to the terms of the employment agreements, the employee would be entitled to certain payments in the event their employment is terminated under certain circumstances. If we terminate the agreement without cause, or if the executive officer terminates the agreement “with good reason,” we would be obligated to pay thirty-five months’ of compensation in accordance with our regular pay schedule. Termination by an executive officer with good reason includes a “change in control.”

        In 2008 and 2007, each of our executive officers was awarded a cash bonus. We do not maintain a bonus plan and the awards were granted at the discretion of the Board of Directors. The Compensation Committee of the Board recommended that bonuses were merited primarily because each officer made a significant individual contribution in an effort to advance our property toward production and to secure the requisite funding. The awards for each of Messrs. William and David Reid were approved by the disinterested members of the Board.

        On February 22, 2008, we granted stock options to each of our executive officers in accordance with our Non-Qualified Stock Option and Stock Grant Plan. William and David Reid each received 250,000 options and Jason Reid received 400,000 options to purchase shares of our common stock for $3.40 per share. The options vested immediately and expire 10 years from the date of grant. The value of these awards, determined in accordance with SFAS 123(R), is included in each officer’s total compensation as set forth in the table above.

        In addition to our executive officers, we engage two consultants on a regular basis. Jose Perez Reynoso is the manager of our operations in Mexico and is paid at the rate of $10,000 per month. Frank Jennings, our financial consultant, is paid on an hourly basis. We do not have a written agreement with either consultant.

Outstanding Equity Awards at Fiscal Year-End

        The following table summarizes the amount of our executive officers’ equity-based compensation outstanding at the fiscal year ended December 31, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	(#)	(#)	($)
William W. Reid	400,000	0	0	$0.25	10/9/2013	—	—	—	$ —
William W. Reid	400,000	0	0	$0.25	4/22/2014	—	—	—	$ —
David C. Reid	400,000	0	0	$0.25	10/9/2013	—	—	—	$ —
David C. Reid	200,000	0	0	$0.25	4/22/2014	—	—	—	$ —
Jason D. Reid	513,000	0	0	$1.00	3/3/2009	—	—	—	$ —
William W. Reid	250,000	0	0	$3.40	2/22/2018	—	—	—	$ —
David C. Reid	250,000	0	0	$3.40	2/22/2018	—	—	—	$ —
Jason D. Reid	400,000	0	0	$3.40	2/22/2018	—	—	—	$ —

(1)     The options vested immediately as of the date of grant.

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

        On May 30, 2006, Jason Reid was granted 600,000 options to purchase our common stock for $1.00 per share prior to March 3, 2009 upon accepting employment as Corporate Development Assistant. The options vested immediately. Jason Reid exercised 87,000 options during 2008 and as of December 31, 2008, 513,000 options remained outstanding. Mr. Reid exercised the remainder of these options subsequent to the end of the fiscal year.

        On February 22, 2008, we granted stock options to each of our executive officers. William and David Reid each received 250,000 options and Jason Reid received 400,000 options to purchase shares of our common stock for $3.40 per share. The options vested immediately and expire 10 years from the date of grant. These options were given as additional compensation to these individuals in recognition of their efforts to build value for the company.

Director Compensation

        In June 2006, we retained Bill Conrad to serve on our Board of Directors. At the time of his appointment, Mr. Conrad received a stock grant of 100,000 shares of unrestricted common stock valued at $1.00 per share and options to acquire up to 500,000 shares of stock exercisable on or before March 3, 2009 for $1.00 per share, all of which immediately vested. Mr. Conrad exercised 100,000 options during 2008 and exercised the remaining options subsequent to the end of the fiscal year.

        Mr. Conrad receives a retainer fee of $5,000 per month. On February 22, 2008, we also granted to Mr. Conrad 100,000 additional stock options to purchase shares of our common stock for $3.40 per share. The options vested immediately and expire 10 years from the date of grant. This option was awarded to Mr. Conrad in recognition of his significant contribution to building value for the company.

        In 2008, Mr. Conrad also received a cash bonus of $25,000, which was granted at the discretion of the disinterested members of the Board of Directors upon the recommendation of the disinterested member of the Compensation Committee. Mr. Conrad received the award in recognition of his board committee service, including service as the chairperson of the audit committee, which the Board determined exceeded the amount of time and effort anticipated at the time of his appointment. The Board believed that Mr. Conrad should be adequately compensated for his time and effort. The table below summarizes the compensation of our only director who is not also one of our executive officers and whose compensation is not disclosed in the Summary Compensation Table, for the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Bill M. Conrad	$60,000	$—	$180,339 (2)	$ —	$ 25,000 (1)	$265,339

(1)	Valued in accordance with SFAS 123(R). Please refer to Note 6 to the consolidated financial statements filed with this report for certain assumptions made in connection with these estimates. Mr. Conrad received 100,000 options which vested immediately in 2008.
(2)	Mr. Conrad received a cash bonus of $25,000 for his service during 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        As of April 13, 2009, there are a total of 41,095,489 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address of each of the individuals is our address, 222 Milwaukee Street, Suite 301, Denver, Colorado 80206. All ownership is direct, unless otherwise stated.

        In calculating the percentage ownership for each shareholder, we assumed that any options owned by an individual exercisable within 60 days is exercised, but not the options owned by any other individual.

Name and Address of	Shares Beneficially Owned
Beneficial Owner	Number		Percentage (%)
William W. Reid(1)	4,705,282	(4)(5)	11.2%

David C. Reid(1)	4,339,439	(6)	10.3%

Bill M. Conrad(2)	410,630	(7)	1.0%

Isac Burstein (2)	0		0%

Frank Jennings (3)	0		0%

Jason Reid (3)	1,031,861	(8)(9)	2.5%

Beth Reid	4,705,282	(10)	11.2%

Tocqueville Asset Management, L.P. 40 West 57th Street, 19th Floor New York, NY 10019	6,190,273		15.1%

Hochschild Mining Holdings Limited Calle La Colonia 180 Surco, Lima 33, Peru	6,000,000		14.6%

All officers and directors as a group (6 persons)	10,487,212	(4)(5)(6)(7)(8)(9)	24.1%

(1)	Officer and director.
(2)	Director.
(3)	Officer.
(4)	Includes options to purchase 1,050,000 shares which are currently exercisable.
(5)	Includes 1,458,438 shares owned by the reporting person's spouse, of which he disclaims beneficial ownership.
(6)	Includes options to purchase 850,000 shares which are currently exercisable.
(7)	Includes options to purchase 100,000 shares which are currently exercisable.
(8)	Includes options to purchase 400,000 shares which are currently exercisable.
(9)	Includes 200,682 shares owned by the reporting person's spouse, of which he disclaims beneficial ownership.
(10)	Includes 2,196,844 shares and 1,050,000 shares underlying options owned by the reporting person's spouse, of which she disclaims beneficial ownership.

Equity Incentive Plan

        Our Non-Qualified Stock Option and Stock Grant Plan (also as referred to as the “Plan”) was adopted by us effective March 4, 1999. The Plan, as amended, terminates by its terms on February 28, 2019. Under the Plan, as approved by shareholders on March 4, 2005, a total of 6,000,000 shares of common stock are reserved for issuance thereunder. Set forth below is information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Non-Qualified Stock Option and Stock Grant Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding 9ptions, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,583,000	$ 1.60	1,830,000
Equity compensation plans not approved by shareholders	100,000	$ 4.07	0

TOTAL	3,683,000		1,830,000

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

Changes in Control

        We entered into a Strategic Alliance Agreement with Hochschild, a significant shareholder of our company, in 2008. Pursuant to the terms of the Strategic Alliance, Hochschild has the right to acquire up to, but not exceed, 40% of our common stock in the market over the next two years. We also agreed to appoint up to two nominees of Hochschild to our Board of Directors, depending upon its level of ownership. Hochschild has a right of first refusal to participate in future financing transactions, and after the expiration of a two-year standstill provision, Hochschild is not restricted from acquiring additional shares of our common stock, which may result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

        None.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The following table sets forth fees paid to (or accrued to) our principal accounting firm of Stark Winter Schenkein & Co., LLP for the two years ended December 31, 2008:

	2008	2007

Audit Fees	$31,750	$31,800
Audit Related Fees	6,030	—
Tax Fees	6,900	2,750
All Other Fees	—	—

Total Fees	$44,680	$34,550

        It is the policy of the Audit Committee to engage the principal accounting firm selected to conduct the financial audit for our company and to confirm, prior to such engagement, that such principal accounting firm is independent of our company. All services of the independent registered accounting firm reflected above were approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

        The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

3.1	Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1, File No. 333-129321).

3.1.1	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1, File No. 333-129321).

3.2	Bylaws of the Company dated August 28, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.2, File No. 333-129321).

4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).

10.1	Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2	Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.2, File No. 333-129321).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.4	Employment Agreement between the Company and William W. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.8, File No. 333-129321).

10.5	Employment Agreement between the Company and David C. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.9, File No. 333-129321).

10.6	Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

10.7	Amended Employment Agreement between the Company and William W. Reid (incorporated by reference from our report on Form 10-Q filed on November 19,2008, Exhibit 10.1, File No. 333-129321).

10.8	Amended Employment Agreement between the Company and David C. Reid (incorporated by reference from our report on Form 10-Q filed on November 19,2008, Exhibit 10.2, File No. 333-129321).

10.9	Employment Agreement between the Company and Jason D. Reid (incorporated by reference from our report on Form 10-Q filed on November 19,2008, Exhibit 10.3, File No. 333-129321).

10.10	Strategic Alliance Agreement between the Company and Hochschild Mining Holdings Limited (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.1, File No. 333-129321).

10.11	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 5, 2008 (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.2, File No. 333-129321).

10.12	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated February 25, 2009 (incorporated by reference from our report on Form 8-K dated February 25, 2009, Exhibit 10.2, File No. 333-129321).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

* filed herewith

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: April 14, 2009	/s/ William W. Reid
By: William W. Reid, Chairman of the Board, President and Chief Executive Officer

        In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid	Chairman of the Board, President and Principal Executive Officer	April 14, 2009
William W. Reid l

/s/ Frank L. Jennings	Principal Financial Officer and Principal Accounting Officer	April 14, 2009
Frank L. Jennings

/s/ David C. Reid	Director	April 14, 2009
David C. Reid

/s/ Bill M. Conrad	Director	April 14, 2009
Bill M. Conrad

EXHIBIT INDEX

Item No.	Description

3.1	Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1, File No. 333-129321).

3.1.1	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1, File No. 333-129321).

3.2	Bylaws of the Company dated August 28, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.2, File No. 333-129321).

4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).

10.1	Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2	Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.2, File No. 333-129321).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.4	Employment Agreement between the Company and William W. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.8, File No. 333-129321).

10.5	Employment Agreement between the Company and David C. Reid (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 10.9, File No. 333-129321).

10.6	Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

10.7	Amended Employment Agreement between the Company and William W. Reid (incorporated by reference from our report on Form 10-Q filed on November 19,2008, Exhibit 10.1, File No. 333-129321).

10.8	Amended Employment Agreement between the Company and David C. Reid (incorporated by reference from our report on Form 10-Q filed on November 19,2008, Exhibit 10.2, File No. 333-129321).

10.9	Employment Agreement between the Company and Jason D. Reid (incorporated by reference from our report on Form 10-Q filed on November 19,2008, Exhibit 10.3, File No. 333-129321).

10.10	Strategic Alliance Agreement between the Company and Hochschild Mining Holdings Limited (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.1, File No. 333-129321).

10.11	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 5, 2008 (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.2, File No. 333-129321).

10.12	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated February 25, 2009 (incorporated by reference from our report on Form 8-K dated February 25, 2009, Exhibit 10.2, File No. 333-129321).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

* filed herewith