Form 10-Q
period 2009-03-31
GOLD RESOURCE CORP
filed 2009-05-15
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).   Yes    ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes    ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 41,095,489 shares of common stock, par value $0.001, outstanding as of May 14, 2009.

GOLD RESOURCE CORPORATION

Index

		Page

Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, and for the period from inception to March 31, 2009 (unaudited)	2

	Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and for the period from inception to March 31, 2009 (unaudited)	3

	Notes to Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	16

Part II - OTHER INFORMATION

Item 6.	Exhibits	17

SIGNATURES		18

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,580,314	$3,534,578
Other current assets	242,121	202,890

Total current assets	8,822,435	3,737,468

Land and mineral rights	226,610	226,610
Property and equipment - net	839,318	812,219
Other assets	8,263	4,721

Total assets	$9,896,626	$4,781,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$864,382	$1,753,285

Total current liabilities	864,382	1,753,285

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	—	—
Common stock - $0.001 par value, 60,000,000 shares authorized:
41,095,489 and 36,087,556 shares issued and outstanding, respectively	41,095	36,088
Additional paid-in capital	56,731,449	43,686,779
(Deficit) accumulated during the exploration stage	(47,829,723)	(40,688,414)
Other comprehensive income (loss):
Currency translation adjustment	89,423	(6,720)

Total shareholders' equity	9,032,244	3,027,733

Total liabilities and shareholders' equity	$9,896,626	$4,781,018

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2009 and 2008
and for the period from Inception (August 24, 1998) to March 31, 2009
(Unaudited)

	2009	2008	Inception (August 24, 1998) to March 31, 2009

Revenues:
Gold sales	$—	$—	$—

Costs and Expenses:
Property exploration and evaluation	627,921	915,637	17,301,760
Engineering and construction	5,843,952	1,627,779	20,345,413
Management contract - U. S. Gold, related party	—	—	752,191
General and administrative	639,952	2,315,797	9,845,330
Depreciation	33,651	20,416	230,366

Total costs and expenses	7,145,476	4,879,629	48,475,060

Operating (loss)	(7,145,476)	(4,879,629)	(48,475,060)

Other income:
Interest income	4,167	164,400	645,337

(Loss) before income taxes	(7,141,309)	(4,715,229)	(47,829,723)

Provision for income taxes	—	—	—

Net (loss)	(7,141,309)	(4,715,229)	(47,829,723)

Other comprehensive income:
Currency translation gain (loss)	96,143	(44,510)	89,423

Net comprehensive (loss)	$(7,045,166)	$(4,759,739)	$(47,740,300)

Net (loss) per common share:
Basic and Diluted	$(0.19)	$(0.14)

Weighted average shares outstanding:
Basic and Diluted	38,135,296	34,177,174

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2009 and 2008
and for the period from Inception (August 24, 1998) to March 31, 2009
(Unaudited)

	2009	2008	Inception (August 24, 1998) to March 31, 2009

Cash flows from operating activities:
Net (loss)	$(7,141,309)	$(4,715,229)	$(47,829,723)

Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	33,651	20,416	230,366
Stock compensation	59,677	1,913,150	4,003,803
Management fee paid in stock	—	—	392,191
Related party payable paid in stock	—	—	320,000
Foreign currency translation adjustment	96,143	(44,510)	89,423
Issuance cost forgiven	—	—	25,327
Changes in operating assets and liabilities:
Operating assets	(42,773)	(91,644)	(248,925)
Accounts payable and accrued liabilites	(888,903)	(418,092)	864,382
Other	—	—	(4,569)

Total adjustments	(742,205)	1,379,320	5,671,998

Net cash (used in) operating activities	(7,883,514)	(3,335,909)	(42,157,725)

Cash flows from investing activities:
Capital expenditures	(60,750)	(1,121,375)	(1,296,284)

Net cash (used in) investing activities	(60,750)	(1,121,375)	(1,296,284)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	—	—	4,351,200
Cash proceeds from other sales of stock	12,990,000	—	46,889,623
Cash proceeds from exercise of options	—	50,000	243,500
Proceeds from debentures - founders	—	—	50,000
Proceeds from exploration funding agreement - Canyon
Resources	—	—	500,000

Net cash provided by financing activities	12,990,000	50,000	52,034,323

Net increase (decrease) in cash and equivalents	5,045,736	(4,407,284)	8,580,314

Cash and equivalents at beginning of period	3,534,578	22,007,216	—

Cash and equivalents at end of Period	$8,580,314	$17,599,932	$8,580,314

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$—	$—	$500,000

Conversion of founders debentures into
common stock	$—	$—	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
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

        In management’s opinion, the consolidated balance sheet as of March 31, 2009 (unaudited) and the unaudited consolidated statements of operations and cash flows for the interim periods ended March 31, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2008.

        Basis of Consolidation.   The consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiaries, Don David Gold S.A. de C.V. and Golden Trump Resources S.A. de C.V. The expenditures of Don David Gold and Golden Trump Resources are generally incurred in Mexican pesos. Significant inter-company accounts and transactions have been eliminated.

         Reclassifications.   Certain amounts previously presented for prior periods have been reclassified to conform with the current presentation. The reclassifications had no effect on net loss, total assets, or total shareholders’ equity.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

        Per Share Amounts.   SFAS No. 128, “Earnings Per Share,” provides for the calculation of “Basic” and “Diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share. Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive. For the interim periods ended March 31, 2009 and 2008, outstanding options to purchase common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

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

        As of March 31, 2009, none of the Company’s mineralized material met the definition of proven or probable reserves.

        Mineral Acquisition Costs.  The costs of acquiring land and mineral rights are considered tangible assets pursuant to EITF Issue No. 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”. Significant acquisition payments are capitalized. General, administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method. If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

        Exploration Costs.  Exploration costs are charged to expense as incurred. Costs to identify new mineralized material, to evaluate potential mineralized material, and to convert mineralized material into proven and probable reserves are considered exploration costs.

        Design, Construction, and Development Costs.  Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves. Under these circumstances, the Company classifies the project as an exploration stage project and expenses substantially all costs, including design, engineering, construction, and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. After a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized. Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use. The cost of start-up activities and on-going costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

         If a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of-production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

        Foreign Currency Translation.   The local currency where the Company's properties are located, the Mexican peso, is the functional currency for the Company’s subsidiaries. Current assets and liabilities are translated into the Company's reporting currency using the exchange rate in effect at the balance sheet date. Other assets and liabilities are translated using historical rates. Revenues and expenses are translated at the average exchange rate for the period. Translation adjustments are reported as a separate component of shareholders’ equity.

        Recent Accounting Pronouncements.   There were various accounting standards and interpretations recently issued, none of which are expected to a have a material impact on the Company’s financial position, operations or cash flows.

2.     Mineral Properties

        The Company currently has an interest in four properties, the El Aguila project, the El Rey property, the Las Margaritas property, and the Solaga property.

        The El Aguila Project.   Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana from Jose Perez Reynoso, a consultant to the Company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. The Company has made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due. Subject to minimum exploration requirements, there is no expiration term for the lease. The Company may terminate it at any time upon written notice to the lessor and the lessor may terminate it if the Company fails to fulfill any of its obligations. The El Aguila and El Aire concessions make up the El Aguila project and the La Tehuana concession makes up the Las Margaritas property.

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

        The El Rey property is an exploration stage property with no known reserves. It is approximately 64.4 kilometers (40 miles) from the El Aguila project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila project mill if it is successfully completed.

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

3.     Property and Equipment

        At March 31, 2009 and December 31, 2008, property and equipment consisted of the following:

	March 31, 2009	December 31, 2008

Trucks and autos	$291,876	$291,876
Office furniture and equipment	138,919	137,678
Exploration equipment	630,303	570,794

Subtotal	1,061,098	1,000,348
Accumulated depreciation	(221,780)	(188,129)

Total	$839,318	$812,219

4.     Shareholders’ Equity

        On February 25, 2009, the Company issued 4,330,000 restricted shares of common stock at $3.00 per share to Hochschild Mining Holdings Limited pursuant to a strategic alliance agreement dated December 5, 2008. The Company received cash proceeds of $12,990,000.

        During the three months ended March 31, 2009, the Company issued 677,933 shares of common stock pursuant to the exercise of stock options. Two option-holders exercised 913,000 options using the “cashless exercise” method for payment, whereby each option-holder immediately surrendered shares of common stock that he would have otherwise been entitled to receive. In the aggregate, the option-holders exercised 913,000 options and immediately surrendered 235,067 shares of common stock, resulting in a net issuance of 677,933 shares of common stock. The Company received no cash proceeds in the transactions.

5.     Stock Based Compensation

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

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

        The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The option pricing model requires the input of subjective assumptions which are based on several different criteria. Expected volatility is based on the historical price volatility of the Company’s common stock. Expected dividend yield is assumed to be nil, as the Company has not paid dividends since inception. Forfeitures are assumed to be zero, as the Company has not experienced forfeitures during its history. The expected life of the options is estimated in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment” for plain vanilla options. Risk free interest rates are based on US government obligations with a term approximating the expected life of the option.

        The fair value of stock option grants is amortized over the respective vesting period, if any. Total non-cash compensation expense related to stock options included in general and administrative expense for the interim periods ended March 31, 2009 and 2008 was $59,677 and $1,870,680, respectively. The estimated unrecognized compensation cost from unvested options as of March 31, 2009 was approximately $492,000, which is expected to be recognized over the remaining vesting period of 2.4 years.

        The following table summarizes activity for compensatory stock options during the interim period ended March 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable

Outstanding, January 1, 2009	3,683,000	$1.66	$6,932,500	3,413,000
Exercised	(913,000)	$1.00	$2,726,000

Outstanding, March 31, 2009	2,770,000	$1.88	$7,253,100	2,500,000

        The following table summarizes information about outstanding compensatory stock options as of March 31, 2009:

Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable
$0.25	1,400,000	4.8	$0.25	1,400,000
$3.40	1,000,000	8.9	$3.40	1,000,000
$3.68-$4.45	100,000.4		$4.06	100,000
$3.74 -$4.51	270,000	9.4	$3.91	—
	2,770,000		$1.88	2,500,000

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

6.     General and Administrative Expenses

        General and administrative expenses included the following components for the interim periods ended March 31, 2009 and 2008, and for the period from inception (August 24, 1998) through March 31, 2009:

	2009	2008	Inception to March 31, 2009

Salaries and benefits	$213,237	$178,183	$2,800,316
Legal and accounting	183,705	107,758	1,105,385
Investor relations	44,968	41,743	707,768
Travel related	69,749	22,098	512,833
Stock awards	—	42,470	1,740,788
Grant of stock options	59,677	1,870,680	2,263,015
Other	68,616	52,865	715,225

	$639,952	$2,315,797	$9,845,330

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

        This discussion updates our business plan for the balance of 2009. It also analyzes our financial condition at March 31, 2009 and compares it to our financial condition at December 31, 2008. Finally, this discussion summarizes the results of our operations for the three month period ended March 31, 2009 and compares those results to the three month period ended March 31, 2008. This discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007, including footnotes, and the discussion and analysis included in our Form 10-K for the year ended December 31, 2008.

Overview

        We are a company engaged in the exploration of gold and silver properties in Mexico, with a goal of production in the near future. We pursue exploration of gold and silver projects that we believe feature low operating costs and have the potential to produce a high return on the capital invested. We hold a 100% interest in four properties in Mexico’s southern State of Oaxaca. Mineral exploration requires significant capital and our assets and resources are limited. We have never received revenue from operations and have relied on equity financing to fund our operations to date.

        Since August 2006, we raised capital through various sales of common stock, yielding gross proceeds of approximately $50,000,000. Our most recent financing was part of a strategic alliance with Hochschild Mining Holdings Limited (“Hochschild”), pursuant to which Hochschild purchased 1,670,000 shares of our common stock for gross proceeds of $5,010,000 in December 2008 and 4,330,000 additional shares of common stock for $12,990,000 in February 2009. We have used the funds primarily to fund exploration and construction at the El Aguila Project. In 2007, we commenced activities that we hope will allow us to mine the deposits at El Aguila, including the construction of a processing mill and other infrastructure.

        During the first quarter of 2009, we continued efforts to construct our mine and mill and complete other activities necessary to place our El Aguila Project into production. We expect to commission those facilities during 2009 and generate revenue from the sale of precious metals.

        We continue to refine our capital requirements. As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue. We may require additional capital resources to complete our plans.

        Exploration Stage Company. We are considered an exploration stage company for accounting purposes, since we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred. Certain expenditures, such as for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the future recoverability of the asset. Since substantially all of our expenditures to date have been expensed and we expect to expense additional expenditures during 2009, most of our investment in mining properties and equipment does not appear as an asset on our balance sheet.

        We accelerated exploration of our properties in late 2006, and have continued our activities into 2009. From inception to March 31, 2009, we expensed approximately $17,302,000 on the exploration and evaluation of our various properties, including approximately $16,550,000 which has been spent on the currently active properties known as El Aguila, Las Margaritas, El Rey and Solaga. In addition, we have expensed, from inception to March 31, 2009, approximately $20,345,000 in design, engineering, and construction costs, all of which apply to the El Aguila Project.

Plan of Operation

        In April 2007, we decided to undertake construction at the El Aguila Project in an effort to commence commercial production. Our decision was made based upon drilling data that we believe provides evidence of mineralized material in amounts sufficient to proceed with construction activities. However, we have not commenced a feasibility study that would allow us to classify any of our mineralized material as proven or probable reserves, as those terms are defined by the SEC in Industry Guide 7, “Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations.” The SEC definition of reserve is “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.”

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

        Anticipated Production. While we intend to continue exploration at the El Aguila Project for the foreseeable future, we are moving forward with our plans to make improvements to the property for anticipated production. This includes acquisition of equipment and construction of a mill. We engaged Lyntek, Inc. of Denver, Colorado, on a month to month basis, to design and build the mill at the El Aguila Project. We presently anticipate mining by open pit and building a mill that is designed to process 850 tonnes of ore per day through a flotation section and 150 tonnes of ore per day through an agitated leach section. We expect the mining to be done under contract with a third party contractor. Only after a mine and a mill are constructed and operational do we expect to generate any revenue. We have not yet received the open pit mine permit which is required before we commence production.

        Our primary target for production in 2009 will be gold from the near-surface mineralization at El Aguila to be mined as an open pit. Any silver contained in the mineralization will be produced as a by-product, any revenue from which will help offset the costs of producing the gold. In the following year, if activities go as planned, we intend to undertake production of gold from an underground mine at the nearby La Arista vein. Our plan to construct the underground mine includes driving a decline ramp. A portion of the proceeds from our equity financing in early 2009 are dedicated for this purpose. Since we believe the La Arista vein area also contains base metals such as copper, lead, and zinc, we intend to produce those metals as by-products, any revenue from which would help offset the costs of producing gold and silver. The ore from both the near-surface deposit and the anticipated underground mine will be processed at the mill at the El Aguila Project.

        From inception to date, we have committed or spent approximately $18,000,000 on construction of the mill and an additional $5,000,000 on infrastructure. We completed construction of a road to the mine site to improve access and facilitate delivery of equipment and construction of the mill and mine. We completed grading of the mill site and the concrete foundations. Construction of the tailings facility is substantially complete. We are in the process of erecting the structural steel and buildings. Substantially all of the processing equipment has been purchased, and we anticipate that this equipment will be transported to the site and installed during 2009.

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

        We estimate we will spend an additional $7,000,000 to $8,000,000 during 2009 to complete the mine and milling facilities and to start up commercial production. As the proceeds from our equity financing in early 2009 may not be sufficient to fully fund our capital resource requirements, we may seek additional funding.

Liquidity and Capital Resources

        As of March 31, 2009, we had a working capital balance of $7,958,053, consisting of current assets of $8,822,435 and current liabilities of $864,382. This represents an increase of $5,973,870 from the working capital balance of $1,984,183 at December 31, 2008. Our current assets consist primarily of cash which is deposited in short term, interest bearing accounts. Consistent with our plans, we continued to consume working capital to fund our exploration and construction activities and to a lesser extent, general and administrative expenses, and we replenished our working capital through the sale of common shares.

        We have never received revenue from gold or other mineral sales. We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2009, but we cannot guarantee that we will meet our expected timetable.

        We have historically relied on equity financings and, to a significantly lesser extent, loans to continue funding our operations. From inception through March 31, 2009, we received $56,772,544 in cash, services and other consideration through issuance of our common stock. As of March 31, 2009, we did not have any outstanding debt, as all previous borrowings have been repaid or converted into equity. We believe that we will continue to fund our future working capital requirements through the sale of equity, and eventually through cash flow from operations. However, we may consider debt financing if market conditions allow.

        On December 5, 2008, we entered into a subscription agreement and a strategic alliance agreement with Hochschild. Under the terms of the subscription agreement, we sold 1,670,000 restricted shares of common stock to Hochschild in December 2008 at $3.00 per share for total cash proceeds of $5,010,000. On February 25, 2009, we sold an additional 4,330,000 shares of our restricted common stock at a price of $3.00 per share for total cash proceeds of $12,990,000 to Hochschild. The strategic alliance agreement requires us to use at least $5,000,000 of the total $18,000,000 cash proceeds to fund exploration activities on the El Aguila Project, and the balance of the proceeds would be used as follows: $10,000,000 for development and construction of the mine and mill for the El Aguila Project, and $3,000,000 for our working capital and other investments in the El Aguila Project.

        Our sole source of funds during the first quarter of 2009 was the proceeds that we received from the stock sale to Hochschild. We may need additional funds to achieve commercial production.

        During the three months ended March 31, 2009, we spent $627,921 on the exploration and evaluation of our properties, predominantly at our El Aguila Project. This compares to $915,637 spent during the three months ended March 31, 2008. While we continued our exploration drilling program to further delineate the area of mineralized material, our emphasis has shifted to construction of the mine and mill. During the three months ended March 31, 2009, we spent $5,843,952 on engineering and construction activities. This compares to $1,627,779 spent during the three months ended March 31, 2008, and reflects the acceleration of construction.

        Our most significant expenditures for the first quarter of 2009 were for the construction of the mill and associated infrastructure. We spent approximately $3,000,000 on the engineering and construction of the mill, including the tailings dam, and we purchased $1,750,000 of processing equipment that will be installed at the mill. Infrastructure costs included $480,000 for the completion of the road and installation of a water line. We spent $360,000 on the construction of the employee housing facility.

        Our most significant expenditures for the remainder of 2009 are expected to be costs of completing the mill at El Aguila and costs of our production start-up phase which we estimate will be $7,000,000 to $8,000,000.

        Furthermore, we continue to incur operating expenses approximating $200,000 per month for salaries and other corporate overhead. We expect to continue depleting our working capital until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

        Net cash used in operating activities during the three months ended March 31, 2009 was $7,883,514, compared to $3,335,909 during the comparable period of 2008, an increase of $4,547,605. We accelerated our expenditures in 2009 consistent with our plan to commence production.

        Net cash used in investing activities for capital expenditures for the three months ended March 31, 2009 was $60,750, compared to $1,121,375 for the three months ended March 31, 2008. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics. During 2008, our most significant capital expenditures were for a bulldozer and vehicles.

        Net cash provided by financing activities for the three months ended March 31, 2009 was $12,990,000, consisting of proceeds from the Hochschild strategic alliance discussed above. For the three months ended March 31, 2008, financing activities provided cash of $50,000 from the exercise of stock options.

        The balance of cash and equivalents increased to $8,580,314 as of March 31, 2009, from $3,534,578 as of December 31, 2008, a net increase in cash of $5,045,736. We expect to deplete our cash during 2009 until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

Results of Operations – Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

        For the three months ended March 31, 2009, we reported a net loss of $7,141,309, or $(0.19) per share, compared to a net loss of $4,715,229 or $(0.14) per share for the three months ended March 31, 2008. We expect to incur losses until such time, if ever, we begin generating revenue from operations.

        In neither period did we report any revenue from the sale of gold or other minerals. Our only revenue since inception has consisted of interest income. We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2009, but we cannot guarantee that we will meet our expected timetable.

        Total costs and expenses in the three months ended March 31, 2009 were $7,145,476 compared to $4,879,629 in the comparable period of 2008, an increase of $2,265,847 or 46%. The additional expenditures reflect our increasing activities at the El Aguila Project. Mineral property costs, including exploration and evaluation, decreased $287,716 from $915,637 for the three months ended March 31, 2008 to $627,921 for the three months ended March 31, 2009. Our exploration drilling activity temporarily decreased as we terminated one drilling contract and entered into an agreement with a new drill contractor. Exploration drilling has now resumed.

        Engineering and construction costs during the three months ended March 31, 2009 were $5,843,952 compared to $1,627,779 during the comparable period in 2008. As more fully described in the preceding discussions of our liquidity and capital resources, we accelerated construction of the mine and mill site and infrastructure during 2009.

        General and administrative expenses for the three months ended March 31, 2009 decreased to $639,952 compared to $2,315,797 during the comparable period in 2008, a difference of $1,675,845 or 72%. As explained below, there was a significant decrease in non-cash stock option compensation partially offset by increases in other items.

        The component of general and administrative expense representing non-cash stock option compensation expense was $59,677 for the three months ended March 31, 2009, compared to $1,870,680 for the comparable period in 2008. During 2009, we recognized a portion of the fair value of options issued during the previous year, pro-rated over the vesting period. No options were issued during the first quarter of 2009. During 2008, we granted a total of 1,050,000 stock options with an estimated value of $1,870,680. We granted options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.40 per share, all of which vested immediately. We also granted stock options to an investor relations consultant to purchase 50,000 shares of common stock at an exercise price of $4.45 per share, all of which vested immediately.

        The component of general and administrative expense representing a non-cash expense for grants of common stock was nil for the three months ended March 31, 2009, compared to $42,470 for the three months ended March 31, 2008. Shares of common stock issued by us in exchange for services are recorded as an expense, the amount of which is determined by reference to the market prices of our stock reported by the OTC Bulletin Board.

        During the three months ended March 31, 2009, we did not grant any shares of common stock as compensation. During the three months ended March 31, 2008, we issued 10,000 shares of common stock valued at $42,470 as partial compensation for investor relations services.

        The other components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $580,275 during the three months ended March 31, 2009 from $402,647 during the comparable period in 2008, an increase of $177,628, or 44%. The increase represents additional costs incurred by us as we prepare the El Aguila Project for production.

        Interest income for the three months ended March 31, 2009 decreased to $4,167 compared to $164,400 for the comparable period of 2008, a decrease of $160,233, or 98%, representing lower deposits in short term interest bearing accounts.

        Our mining operations are located in Mexico and we primarily transact business in Mexican pesos. Our reporting currency is the US dollar. Changes in the rate of currency exchange between the Mexican peso and the US dollar create translation gains and losses, which are reported as a component of other comprehensive income. For the three months ended March 31, 2009 and 2008, we recorded a currency translation gain of $96,143 and a loss of $44,510, respectively.

Off-Balance Sheet Arrangements

        As of March 31, 2009, we had no off-balance sheet arrangements.

Critical Accounting Policies

        There have been no changes in our critical accounting policies since December 31, 2008.

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk

        Our exposure to market risks includes, but is not limited to, the following risks: changes in foreign currency exchange rates, changes in interest rates, equity price risks, commodity price fluctuations, and country risk.  We do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

Foreign Currency Risk

        We transact a significant amount of our business in Mexican pesos. As a result, currency exchange fluctuations may impact our operating costs. The appreciation of non-US dollar currencies such as the peso against the US dollar increases expenses and the cost of purchasing capital assets in US dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-US dollar currencies usually decreases operating costs and capital asset purchases in US dollar terms.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss. We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk. We also hold portions of our cash reserves in non-US dollar currencies.

Interest Rate Risk

        We have no debt outstanding nor do we have any investment in debt instruments other than highly liquid short-term investments. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

        We have in the past sought and may in the future seek to acquire additional funding by sale of common stock and other equity. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Commodity Price Risk

        We currently do not have any production and expect to be engaged in exploration activities for the foreseeable future. However, if we commence production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows in the future.

Country Risk

        All of our mineral properties are located in Mexico.  In the past, that country has been subject to political instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Civil or political unrest could disrupt our operations at any time.  Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.  Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our properties.

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

    (b)        There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOLD RESOURCE CORPORATION

Dated: May 15, 2009	/s/ William W. Reid
By: William W. Reid, President and Principal Executive Officer

Dated: May 15, 2009	/s/ Frank L. Jennings
By: Frank L. Jennings, Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.