Form 10-Q
period 2009-06-30
GOLD RESOURCE CORP
filed 2009-08-14
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  ☐

Larger accelerated filer        ☐                                                                             Accelerated filer     ☐
Non-accelerated filer       ☒                                                                                Smaller reporting company   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,095,489 shares of common stock, par value $0.001, outstanding as of August 14, 2009.

GOLD RESOURCE CORPORATION

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the exhibits listed therein.

i

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$6,122,813	$3,534,578
Other current assets	133,779	202,890
Total current assets	6,256,592	3,737,468

Land and mineral rights	226,610	226,610
Property and equipment - net	968,123	812,219
Other assets	8,766	4,721
Total assets	$7,460,091	$4,781,018

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,113,987	$1,753,285
Total current liabilities	1,113,987	1,753,285

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 60,000,000 shares authorized:
42,345,489 and 36,087,556 shares issued and outstanding, respectively	42,345	36,088
Additional paid-in capital	64,364,876	43,686,779
(Deficit) accumulated during the exploration stage	(58,127,363)	(40,688,414)
Other comprehensive income (loss):
Currency translation adjustment	66,246	(6,720)
Total shareholders' equity	6,346,104	3,027,733

Total liabilities and shareholders' equity	$7,460,091	$4,781,018

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS for the three months ended June 30, 2009 and 2008 (Unaudited)

	2009	2008

Revenues:
Gold sales	$-	$-

Costs and Expenses:
Property exploration and evaluation	1,355,072	1,922,824
Engineering and construction	5,913,520	1,969,092
General and administrative	2,996,515	416,142
Depreciation	37,285	35,007
Total costs and expenses	10,302,392	4,343,065

Operating (loss)	(10,302,392)	(4,343,065)

Other income:
Interest income	4,752	100,550

(Loss) before income taxes	(10,297,640)	(4,242,515)

Provision for income taxes	-	-

Net (loss)	(10,297,640)	(4,242,515)

Other comprehensive income:
Currency translation gain (loss)	(23,177)	(13,498)

Net comprehensive (loss)	$(10,320,817)	$(4,256,013)

Net (loss) per common share:
Basic and Diluted	$(0.25)	$(0.12)

Weighted average shares outstanding:
Basic and Diluted	41,109,225	34,222,062

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended June 30, 2009 and 2008
and for the period from Inception (August 24, 1998) to June 30, 2009
(Unaudited)

			Inception
			(August 24, 1998) to
	2009	2008	June 30, 2009

Revenues:
Gold sales	$-	$-	$-

Costs and Expenses:
Property exploration and evaluation	1,982,993	2,838,461	18,656,832
Engineering and construction	11,757,472	3,596,871	26,258,933
Management contract - US Gold, related party	-	-	752,191
General and administrative	3,636,467	2,731,939	12,841,845
Depreciation	70,936	55,423	267,651
Total costs and expenses	17,447,868	9,222,694	58,777,452

Operating (loss)	(17,447,868)	(9,222,694)	(58,777,452)

Other income:
Interest income	8,919	264,950	650,089

(Loss) before income taxes	(17,438,949)	(8,957,744)	(58,127,363)

Provision for income taxes	-	-	-

Net (loss)	(17,438,949)	(8,957,744)	(58,127,363)

Other comprehensive income:
Currency translation gain (loss)	72,966	(58,008)	66,246

Net comprehensive (loss)	$(17,365,983)	$(9,015,752)	$(58,061,117)

Net (loss) per common share:
Basic and Diluted	$(0.44)	$(0.26)

Weighted average shares outstanding:
Basic and Diluted	39,630,476	34,199,742

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2009 and 2008
and for the period from Inception (August 24, 1998) to June 30, 2009
(Unaudited)

			Inception
			(August 24, 1998) to
	2009	2008	June 30, 2009

Cash flows from operating activities:
Net (loss)	$(17,438,949)	$(8,957,744)	$(58,127,363)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	70,936	55,423	267,651
Stock compensation	2,694,354	1,913,150	6,638,480
Management fee paid in stock	-	-	392,191
Related party payable paid in stock	-	-	320,000
Foreign currency translation adjustment	72,966	(58,008)	66,246
Issuance cost forgiven	-	-	25,327
Changes in operating assets and liabilities:
Operating assets	65,066	(148,489)	(141,086)
Accounts payable and accrued liabilities	(639,298)	307,445	1,113,987
Other	-	-	(4,569)
Total adjustments	2,264,024	2,069,521	8,678,227
Net cash (used in) operating activities	(15,174,925)	(6,888,223)	(49,449,136)

Cash flows from investing activities:
Capital expenditures	(226,840)	(3,055,349)	(1,462,374)
Net cash (used in) investing activities	(226,840)	(3,055,349)	(1,462,374)

Cash flows from financing activities:
Cash proceeds from initial public stock offering	-	-	4,351,200
Cash proceeds from other sales of stock	17,990,000	-	51,889,623
Cash proceeds from exercise of options	-	75,000	243,500
Proceeds from debentures - founders	-	-	50,000
Proceeds from exploration funding agreement - Canyon Resources	-	-	500,000
Net cash provided by financing activities	17,990,000	75,000	57,034,323

Net increase (decrease) in cash and equivalents	2,588,235	(9,868,572)	6,122,813

Cash and equivalents at beginning of period	3,534,578	22,007,216	-

Cash and equivalents at end of period	$6,122,813	$12,138,644	$6,122,813

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$-	$-	$500,000
Conversion of founders debentures into
common stock	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1.           Summary of Significant Accounting Policies

       Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998.  The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company.  The Company has not generated any revenues from operations.

Basis of Presentation.  The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) pursuant to Item 210 of Regulation S-X and are expressed in United States dollars, the Company's reporting currency.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

               In management’s opinion, the consolidated balance sheet as of June 30, 2009 (unaudited) and the unaudited consolidated statements of operations and cash flows for the interim periods ended June 30, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2008.

Basis of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiaries, Don David Gold S.A. de C.V., Golden Trump Resources S.A. de C.V., and Oaxaca Servicios Mineros S.A. de C.V.  The expenditures of Don David Gold, Golden Trump Resources, and Oaxaca Servicios Mineros are generally incurred in Mexican pesos.  Significant inter-company accounts and transactions have been eliminated.

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

Per Share Amounts.  SFAS No. 128, “Earnings Per Share,” provides for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.  Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive.  For the interim periods ended June 30, 2009 and 2008, outstanding options to purchase common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Exploration Costs.  Exploration costs are charged to expense as incurred.  Costs to identify new mineralized material, to evaluate potential mineralized material, and to convert mineralized material into proven and probable reserves are considered exploration costs.

Design, Construction, and Development Costs.  Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves.  Under these circumstances, the Company classifies the project as an exploration stage project and expenses substantially all costs, including design, engineering, construction, and installation of equipment.  Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized.  If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized.  Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  The cost of start-up activities and on-going costs to maintain production are expensed as incurred.  Costs of abandoned projects are charged to operations upon abandonment.

If a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of-production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

Foreign Currency Translation.  The local currency where the Company’s properties are located, the Mexican peso, is the functional currency for the Company's subsidiaries.  Current assets and liabilities are translated into the Company’s reporting currency using the exchange rate in effect at the balance sheet date.  Other assets and liabilities are translated using historical rates.  Revenues and expenses are translated at the average exchange rate for the period.  Translation adjustments are reported as a separate component of shareholders' equity.

Recent Accounting Pronouncements.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for public companies.  The codification will supersede all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative.  The codification is effective for interim and annual periods ending on or after September 15, 2009.  Management is currently evaluating the impact of adopting this statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This topic was previously addressed only in auditing literature. SFAS 165 is similar to the existing auditing guidance with some exceptions that are not intended to result in significant changes to practice. Entities are now required to disclose the date through which subsequent events have been evaluated, with such date being the date the financial statements were issued or available to be issued.  SFAS 165 is effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009.  Management is currently evaluating the impact of adopting this statement.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

The Las Margaritas Property.  The Las Margaritas property is made up of the La Tehuana concession.  The Company leased this property in October 2002 from Mr. Reynoso.  It is comprised of approximately 925 hectares located adjacent to the El Aguila project.  To date, the Company has conducted limited surface sampling, but no other significant exploration activities at the property.

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

As of June 30, 2009, none of the mineralized material at the Company's properties met the SEC's definition of proven or probable reserves.

3.           Property and Equipment

At June 30, 2009, and December 31, 2008, property and equipment consisted of the following:

	June 30, 2009	December 31, 2008
Trucks and autos	$294,213	$291,876
Office furniture and equipment	145,634	137,678
Exploration equipment	787,341	570,794
Subtotal	1,227,188	1,000,348
Accumulated depreciation	(259,065)	(188,129)
Total	$968,123	$812,219

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

4.           Shareholders' Equity

On February 25, 2009, the Company issued 4,330,000 restricted shares of common stock at $3.00 per share to Hochschild Mining Holdings Limited (“Hochschild”) pursuant to a strategic alliance agreement dated December 5, 2008.  The Company received cash proceeds of $12,990,000.

        On June 30, 2009 the Company entered into a subscription agreement with Hochschild to sell 5,000,000 shares of its restricted common stock at a price of $4.00 per share, or a total of $20,000,000.  The transaction was completed in two tranches. Simultaneously with the execution of the subscription agreement, the Company sold 1,250,000 shares of common stock for gross proceeds of $5,000,000.  The closing for the remaining 3,750,000 shares of common stock was held on July 20, 2009. The Company agreed to reserve $4,000,000 of the $15,000,000 gross proceeds from the second closing solely for exploration activities.  Cash restricted by this agreement was placed in a separate bank account which requires the joint signatures of the Company and Hochschild.

During the six months ended June 30, 2009, the Company issued 677,933 shares of common stock pursuant to the exercise of stock options.  Two option-holders exercised 913,000 options using the “cashless exercise” method for payment, whereby each option-holder immediately surrendered shares of common stock that he would have otherwise been entitled to receive.  In the aggregate, the option-holders exercised 913,000 options and immediately surrendered 235,067 shares of common stock, resulting in a net issuance of 677,933 shares of common stock.  The Company received no cash proceeds in the transactions.

5.           Stock Based Compensation

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the "Plan").  The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted.  The maximum number of common shares subject to grant under the Plan is 6,000,000.

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

The fair value of stock option grants is amortized over the respective vesting period, if any.  Total non-cash compensation expense related to stock options included in general and administrative expense for the interim periods ended June 30, 2009 and 2008 was $2,694,354 and $1,870,680, respectively.  The estimated unrecognized compensation cost from unvested options as of June 30, 2009 was approximately $432,000, which is expected to be recognized over the remaining vesting period of 2.2 years.

Effective April 23, 2009, grants covering 1,000,000 shares of common stock were issued to officers and directors at an exercise price of $3.95 and a term of ten years.  The options vested upon issuance.  The grant date fair value was calculated as $2,575,000 ($2.575 per option) using the following assumptions:  expected life of five years, stock price of $3.95 at date of grant, dividend yield of 0%, interest rate of 1.9%, and volatility of 81%.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

The following table summarizes activity for compensatory stock options during the interim period ended June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2009	3,683,000	$1.66	$6,932,500	3,413,000
Granted	1,000,000	$3.95	–	1,000,000
Exercised	(913,000)	$1.00	$2,726,000	(913,000)
Outstanding, June 30, 2009	3,770,000	$2.43	$7,483,100	3,500,000

The  following table summarizes information about outstanding compensatory stock  options as of June 30, 2009:

Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable
$0.25	1,400,000	4.5	$0.25	1,400,000
$3.40	1,000,000	8.7	$3.40	1,000,000
$3.68-$4.45	100,000	0.1	$4.06	100,000
$3.74 -$4.51	270,000	9.1	$3.91	–
$3.95	1,000,000	9.8	$3.95	1,000,000
	3,770,000		$2.43	3,500,000

6.           General and Administrative Expenses

General and administrative expenses included the following components for the interim periods ended June 30, 2009 and 2008, and for the period from inception (August 24, 1998) through June 30:

	2009	2008	Inception to June 30, 2009

Salaries and benefits	$398,177	$354,821	$2,985,256
Legal and accounting	262,251	200,416	1,183,931
Investor relations	61,646	111,393	724,446
Travel related	93,930	44,548	537,014
Stock awards	–	42,470	1,740,788
Grant of stock options	2,694,354	1,870,680	4,897,692
Other	126,109	107,611	772,718
	$3,636,467	$2,731,939	$12,841,845

7.           Subsequent Events

On July 20, 2009, the Company completed the second tranche of the sale of stock pursuant to a subscription agreement with Hochschild for 3,750,000 restricted shares of the Company’s common stock at $4.00 per share for total cash proceeds of $15,000,000.  Pursuant to terms specified in the subscription agreement, $4,000,000 was placed in a restricted cash account.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion updates our business plan for the balance of 2009.  It also analyzes our financial condition at June 30, 2009 and compares it to our financial condition at December 31, 2008.  Finally, this discussion summarizes the results of our operations for the three and six month periods ended June 30, 2009 and compares those results to the corresponding periods ended June 30, 2008.  This discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007, including footnotes, and the discussion and analysis included in our Form 10-K for the year ended December 31, 2008.

Overview

We are a company engaged in the exploration of gold and silver properties in Mexico, with a goal of production in the near future.  We have never received revenue from operations and have relied on equity financing to fund our operations to date.

Our most recent financings were part of a strategic alliance with Hochschild Mining Holdings Limited (“Hochschild”), pursuant to which Hochschild exercised its first right of refusal to provide additional equity financing and we entered into a subscription agreement with Hochschild to sell an additional 5,000,000 shares for gross proceeds of $20,000,000.  We will use the funds primarily to fund construction at the El Aguila Project and have agreed to reserve $4,000,000 of the proceeds exclusively for exploration activities.  The reserved proceeds were placed in a separate account which requires our signature and Hochschilds’ signature for withdrawal.

During the first six months of 2009, we continued efforts to construct our mine and mill and complete other activities necessary to place our El Aguila Project into production. We expect to commission those facilities during 2009 and generate revenue from the sale of precious metals.

We continue to refine our capital requirements.  As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue.  We may require additional capital resources to complete our plans.

We accelerated exploration of our properties in late 2006, and have continued our activities into 2009.  From inception to June 30, 2009, we expensed approximately $18,657,000 on the exploration and evaluation of our various properties, substantially all of which has been spent on the currently active property known as El Aguila.  In addition, we have expensed, from inception to June 30, 2009, approximately $26,259,000 in design, engineering, and construction costs, all of which apply to the El Aguila Project.

Plan of Operation

While we intend to continue exploration at the El Aguila Project for the foreseeable future, we are moving forward with our plans to make improvements to the property for anticipated mineral production.  This includes acquisition of equipment and construction of a mill.  We received the open pit mine permit required to commence production as we were preparing this report.

Our primary target for production in 2009 will be gold from the near-surface mineralization at the El Aguila Project.  Any silver contained in the mineralization will be produced as a by-product, any revenue from which will help offset the costs of producing the gold.  In the following year, if activities go as planned, we intend to undertake production of gold from an underground mine at the nearby La Arista vein.  Our plan to construct the underground mine includes driving a decline ramp.  A portion of the proceeds from our equity financing in June 2009 are dedicated for this purpose.  Since we believe the La Arista vein area also contains base metals such as copper, lead, and zinc, we intend to produce those metals as by-products, any revenue from which would help offset the costs of producing gold and silver.  The ore from both the near-surface deposit and the anticipated underground mine will be processed at the mill at the El Aguila Project.

From inception to date, we have committed or spent approximately $22,000,000 on construction of the mill and an employee housing complex and an additional $6,000,000 on infrastructure.  We completed construction of a road to the mine site to improve access and facilitate delivery of equipment and construction of the mill and mine.  We completed grading of the mill site and the concrete foundations.  Construction of the tailings facility for Phase 1 is complete.  The buildings are erected.  We are in the process of erecting the structural steel and placing the equipment.  All of the processing equipment has been purchased and is being connected under the electrical and plumbing contract.  We anticipate start up and testing in 2009.

We estimate we will spend an additional $5,000,000 during 2009 to complete the mine and milling facilities and to start up commercial production.  As the proceeds from our equity financings in 2009 may not be sufficient to fully fund our capital resource requirements, we may seek additional funding.

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital balance of $5,142,605, consisting of current assets of $6,256,592 and current liabilities of $1,113,987.  This represents an increase of $3,158,422 from the working capital balance of $1,984,183 at December 31, 2008.  Our current assets consist primarily of cash which is deposited in short term, interest bearing accounts.  Consistent with our plans, we continued to consume working capital to fund our exploration and construction activities and to a lesser extent, general and administrative expenses, and we replenished our working capital through the sale of common stock.

We have never received revenue from gold or other mineral sales.  We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2009, but we cannot guarantee that we will meet our expected timetable.

We have historically relied on equity financings and, to a significantly lesser extent, loans to continue funding our operations.  From inception through June 30, 2009, we received $64,407,221 in cash, services and other consideration through issuance of our common stock.  As of June 30, 2009, we did not have any outstanding debt, as all previous borrowings have been repaid or converted into equity.  We believe that we will continue to fund our future working capital requirements through the sale of equity, and eventually through cash flow from operations.  However, we may consider debt financing if market conditions allow.

On December 5, 2008, we entered into a subscription agreement and a strategic alliance agreement with Hochschild.  Under the terms of the subscription agreement, we sold 1,670,000 restricted shares of common stock to Hochschild in December 2008 at $3.00 per share for total cash proceeds of $5,010,000.  On February 25, 2009, we sold an additional 4,330,000 shares of our restricted common stock at a price of $3.00 per share for total cash proceeds of $12,990,000 to Hochschild.  On June 30, 2009 we entered into a subscription agreement with Hochschild to sell 5,000,000 shares of restricted common stock at a price of $4.00 per share, or a total of $20,000,000.  Closing of the first tranche, comprising 1,250,000 shares of common stock for proceeds of $5,000,000, was completed on June 30, 2009.  Closing of the second tranche, comprising 3,750,000 shares of common stock for proceeds of $15,000,000, was completed on July 20, 2009.  We agreed to reserve $4,000,000 of the proceeds solely for exploration activities, including driving the decline ramp, and the $4,000,000 was deposited into a restricted cash account.

Our sole source of funds during the first and second quarters of 2009 was the proceeds that we received from the stock sales to Hochschild.  We may need additional funds to achieve commercial production.

During the six months ended June 30, 2009, we spent $1,982,993 on the exploration and evaluation of our properties, predominantly at our El Aguila Project.  This compares to $2,838,461 spent during the six months ended June 30, 2008.  While we continued our exploration drilling program to further delineate the area of mineralized material, our emphasis has shifted to construction of the mine and mill.  During the six months ended June 30, 2009, we spent $11,757,472 on engineering and construction activities.  This compares to $3,596,871 spent during the six months ended June 30, 2008, and reflects the acceleration of construction.

Our most significant expenditures for 2009 were for the construction of the mill and associated infrastructure.  We spent approximately $7,400,000 on the engineering and construction of the mill, including the tailings dam, and we purchased $2,950,000 of processing equipment that will be installed at the mill.  Infrastructure costs totaled approximately $1,400,000 and included continued construction at the employee village, construction of the lab and work on the water and electrical systems.

Our most significant expenditures for the remainder of 2009 are expected to be costs of completing the mill at El Aguila and costs of our production start-up phase which we estimate will total approximately $5,000,000.

Furthermore, we continue to incur operating expenses approximating $157,000 per month for salaries and other corporate overhead.  We expect to continue depleting our working capital until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

Net cash used in operating activities during the six months ended June 30, 2009 was $15,174,925, compared to $6,888,223 during the comparable period of 2008, an increase of $8,286,702.  We accelerated our expenditures in 2009 consistent with our plan to commence production.

Net cash used in investing activities for capital expenditures for the six months ended June 30, 2009 was $226,840, compared to $3,055,349 for the six months ended June 30, 2008.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics.  During 2008, our most significant capital expenditures were for mill equipment.

Net cash provided by financing activities for the six months ended June 30, 2009 was $17,990,000, consisting of proceeds from the Hochschild financings previously discussed.  For the six months ended June 30, 2008, financing activities provided cash of $75,000 from the exercise of stock options.

The balance of cash and equivalents increased to $6,122,813 as of June 30, 2009, from $3,534,578 as of December 31, 2008, a net increase in cash of $2,588,235.  We expect to continue our plan of raising funds from equity sales if necessary and to expend our cash for exploration stage activities until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

Results of Operations – Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

For the three months ended June 30, 2009, we reported a net loss of $10,297,640, or $(0.25) per share, compared to a net loss of $4,242,515 or $(0.12) per share for the three months ended June 30, 2008.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

In neither period did we report any revenue from the sale of gold or other minerals.  Our only revenue since inception has consisted of interest income.  We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2009, but we cannot guarantee that we will meet our expected timetable.

Total costs and expenses in the three months ended June 30, 2009 were $10,302,392 compared to $4,343,065 in the comparable period of 2008, an increase of $5,959,327 or 137%.  The additional expenditures reflect our increasing activities at the El Aguila Project.  Total mineral property costs increased $3,376,676, or 87%, from $3,891,916 for the three months ended June 30, 2008 to $7,268,592 for the three months ended June 30, 2009.  The property exploration and evaluation component decreased $567,752 (or 30%) from $1,922,824 for the three months ended June 30, 2008 to $1,355,072 for the three months ended June 30, 2009.  Our exploration drilling activity temporarily decreased as we focused our efforts on engineering and construction.

Engineering and construction costs during the three months ended June 30, 2009 were $5,913,520, compared to $1,969,092 during the comparable period in 2008.  As more fully described in the preceding discussions of our liquidity and capital resources, we accelerated construction of the mine and mill site and infrastructure during 2009.

General and administrative expenses for the three months ended June 30, 2009 increased to $2,996,515 compared to $416,142 during the comparable period in 2008, a difference of $2,580,373, or 620%.  As explained below, there was a significant increase in stock option compensation partially offset by decreases in other items.

The component of general and administrative expense representing non-cash stock option compensation expense was $2,634,677 for the three months ended June 30, 2009, compared to nil for the comparable period in 2008.  During 2009, we granted options to officers and directors to purchase a total of 1,000,000 shares of common stock at an exercise price of $3.95 per share, all of which vested immediately.  The estimated value of those options was $2,575,000.  During the three months ended June 30, 2009, we also recognized a portion of the fair value of options issued during previous periods, pro-rated over the vesting period.  No options were issued and no pro-rated expense was recognized during the comparable period of 2008.

The other components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, decreased to $361,838 during the three months ended June 30, 2009 from $416,142 during the comparable period in 2008, a decrease of $54,304, or 13%.  There were no significant changes in this component of our cost structure, although we were able to slightly reduce investor relations expenses during the current period.

Interest income for the three months ended June 30, 2009 decreased to $4,752 compared to $100,550 for the comparable period of 2008, a decrease of $95,798, or 95%, representing lower deposits in short term interest bearing accounts.

Our mining operations are located in Mexico and we primarily transact business in Mexican pesos.  Our reporting currency is the US dollar.  Changes in the rate of currency exchange between the Mexican peso and the US dollar create translation gains and losses, which are reported as a component of other comprehensive income.  For the three months ended June 30, 2009 and 2008, we recorded currency translation losses of $23,177 and $13,498, respectively.

Results of Operations – Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

For the six months ended June 30, 2009, we reported a net loss of $17,438,949 or $(0.44) per share, compared to a net loss of $8,957,744 or $(0.26) per share for the six months ended June 30, 2008.

Total costs and expenses in the six months ended June 30, 2009 were $17,447,868 compared to $9,222,694 in the comparable period of 2008, an increase of $8,225,174 or 89%.  The additional expenditures reflect our increasing activities at the El Aguila Project.  Total mineral property costs increased $7,305,133, or 114%, from $6,435,332 for the six months ended June 30, 2008 to $13,740,465 for the six months ended June 30, 2009.  The property exploration and evaluation component decreased $855,468, or 30%, from $2,838,461 for the six months ended June 30, 2008 to $1,982,993 for the six months ended June 30, 2009.  Our exploration drilling activity temporarily decreased as we focused our efforts on engineering and construction.

The engineering and construction cost component during the six months ended June 30, 2009 was $11,757,472, compared to $3,596,871 during the comparable period in 2008.  As more fully described in the preceding discussions of our liquidity and capital resources, we accelerated construction of the mine and mill site and infrastructure during 2009.

General and administrative expenses for the six months ended June 30, 2009 increased to $3,636,467, compared to $2,731,939 during the comparable period in 2008, a difference of $904,528 or 33%.  As explained below, there was a significant increase in stock option compensation.

The component of general and administrative expense representing stock option compensation expense was $2,694,354 for the six months ended June 30, 2009, compared to $1,870,680 for the comparable period in 2008.  During 2009, we granted options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.95 per share, all of which vested immediately.  The estimated value of those options was $2,575,000.  During 2009, we also recognized a portion of the fair value of options issued during previous periods, pro-rated over the vesting period.  During 2008, we granted a total of 1,050,000 stock options with an estimated value of $1,870,680.  We granted options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.40 per share, all of which vested immediately.  We also granted stock options to an investor relations consultant to purchase 50,000 shares of common stock at an exercise price of $4.45 per share, all of which vested immediately.

During the six months ended June 30, 2009, we did not grant any shares of common stock as compensation.  During the six months ended June 30, 2008, we issued 10,000 shares of common stock valued at $42,470 as partial compensation for investor relations services.

The other components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $942,113 during the six months ended June 30, 2009 from $818,789 during the comparable period in 2008, an increase of $123,324, or 15%.  There were no significant changes in this component of our cost structure, although we have slightly increased activity levels as we prepare the El Aguila Project for production.  We anticipate these costs may increase if we commence commercial production.

Interest income for the six months ended June 30, 2009 decreased to $8,919 compared to $264,950 for the comparable period of 2008, a decrease of $256,031, or 97%, representing lower deposits in short term interest bearing accounts.

Our mining operations are located in Mexico and we primarily transact business in Mexican pesos.  Our reporting currency is the US dollar.  Changes in the rate of currency exchange between the Mexican peso and the US dollar create translation gains and losses, which are reported as a component of other comprehensive income.  For the six months ended June 30, 2009 and 2008, we recorded a currency translation gain of $72,966 and a loss of $58,008, respectively.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since December 31, 2008.

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

Commodity Price Risk

We expect to be engaged in exploration activities for the foreseeable future and although we currently do not have any production, we anticipate commencing commercial production in the future.  However, when we commence production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows in the future.

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

(b)           There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  Other Information

At our last Annual Meeting of Shareholders, we stated that we would likely hold the next Annual Meeting of Shareholders during the summer of 2009.  However, in light of the demands of our construction schedule and other various business commitments, we have decided to postpone our 2009 annual meeting until a later date.  We will announce the date for the next Annual Meeting as soon as practicable.

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

GOLD RESOURCE CORPORATION

Dated: August 14, 2009	By:	/s/ William W. Reid
William W. Reid,
President and Principal Executive Officer

Dated: August 14, 2009	By:	/s/ Frank L. Jennings
Frank L. Jennings,
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.