Form 10-Q
period 2009-09-30
GOLD RESOURCE CORP
filed 2009-11-16
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Larger accelerated filer        ☐                                                                            Accelerated filer     ☒
Non-accelerated filer       ☐                                                                                 Smaller reporting company   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 46,095,489 shares of common stock, par value $0.001, outstanding as of November 13, 2009.

GOLD RESOURCE CORPORATION

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	1
	Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)	2
	Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, and for the period from inception to September 30, 2009 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and for the period from inception to September 30, 2009 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
Part II - OTHER INFORMATION
Item 6.	Exhibits	21
SIGNATURES		22

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the exhibits listed therein.

i

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDTED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)

Current assets:
Cash and cash equivalents	$7,230,370	$3,534,578
Restricted cash	4,005,479	-
Other current assets	37,845	202,890
Total current assets	11,273,694	3,737,468

Land and mineral rights	273,477	226,610
Property and equipment - net	1,157,221	812,219
Other assets	8,572	4,721
Total assets	$12,712,964	$4,781,018

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$589,747	$1,753,285
Total current liabilities	589,747	1,753,285

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 60,000,000 shares authorized:
46,095,489 and 36,087,556 shares issued and outstanding, respectively	46,095	36,088
Additional paid-in capital	79,420,803	43,686,779
(Deficit) accumulated during the exploration stage	(67,752,496)	(40,688,414)
Other comprehensive income (loss):
Currency translation adjustment	408,815	(6,720)
Total shareholders' equity	12,123,217	3,027,733

Total liabilities and shareholders' equity	$12,712,964	$4,781,018

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2009 and 2008
(Unaudited)

	2009	2008

Revenues:
Gold sales	$-	$-

Costs and Expenses:
Property exploration and evaluation	1,888,828	2,376,136
Engineering and construction	7,132,056	2,429,956
General and administrative	578,544	370,887
Depreciation	41,926	40,446
Total costs and expenses	9,641,354	5,217,425

Operating (loss)	(9,641,354)	(5,217,425)

Other income:
Interest income	16,221	54,483

(Loss) before income taxes	(9,625,133)	(5,162,942)

Provision for income taxes	-	-

Net (loss)	(9,625,133)	(5,162,942)

Other comprehensive income:
Currency translation gain (loss)	342,569	(55,288)

Net comprehensive (loss)	$(9,282,564)	$(5,218,230)

Net (loss) per common share:
Basic and Diluted	$(0.21)	$(0.15)

Weighted average shares outstanding:
Basic and Diluted	45,280,272	34,294,242

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2009 and 2008
and for the period from Inception (August 24, 1998) to September 30, 2009
(Unaudited)

			Inception
			(August 24, 1998) to
	2009	2008	September 30, 2009

Revenues:
Gold sales	$-	$-	$-

Costs and Expenses:
Property exploration and evaluation	3,871,821	5,214,597	20,545,660
Engineering and construction	18,889,528	6,026,827	33,390,989
Management contract - U S Gold, related party	-	-	752,191
General and administrative	4,215,011	3,102,826	13,420,389
Depreciation	112,862	95,869	309,577
Total costs and expenses	27,089,222	14,440,119	68,418,806

Operating (loss)	(27,089,222)	(14,440,119)	(68,418,806)

Other income:
Interest income	25,140	319,433	666,310

(Loss) before income taxes	(27,064,082)	(14,120,686)	(67,752,496)

Provision for income taxes	-	-	-

Net (loss)	(27,064,082)	(14,120,686)	(67,752,496)

Other comprehensive income:
Currency translation gain (loss)	415,535	(113,296)	408,815

Net comprehensive (loss)	$(26,648,547)	$(14,233,982)	$(67,343,681)

Net (loss) per common share:
Basic and Diluted	$(0.65)	$(0.41)

Weighted average shares outstanding:
Basic and Diluted	41,529,857	34,231,498

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2009 and 2008
and for the period from Inception (August 24, 1998) to September 30, 2009
(Unaudited)

			Inception
			(August 24, 1998) to
	2009	2008	September 30, 2009

Cash flows from operating activities:
Net (loss)	$(27,064,082)	$(14,120,686)	$(67,752,496)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	112,862	95,869	309,577
Stock compensation	2,754,031	1,939,600	6,698,157
Management fee paid in stock	-	-	392,191
Related party payable paid in stock	-	-	320,000
Foreign currency translation adjustment	415,535	(113,296)	408,815
Issuance cost forgiven	-	-	25,327
Changes in operating assets and liabilities:
Operating assets	161,195	(7,344)	(44,957)
Accounts payable and accrued liabilities	(1,163,539)	413,015	589,746
Other	-	-	(4,569)
Total adjustments	2,280,084	2,327,844	8,694,287
Net cash (used in) operating activities	(24,783,998)	(11,792,842)	(59,058,209)

Cash flows from investing activities:
Capital expenditures	(504,731)	(4,498,875)	(1,740,265)
Restricted cash	(4,005,479)	-	(4,005,479)
Net cash (used in) investing activities	(4,510,210)	(4,498,875)	(5,745,744)

Cash flows from financing activities:
Proceeds from initial public stock offering	-	-	4,351,200
Proceeds from other sales of stock	32,990,000	-	66,889,623
Proceeds from exercise of options	-	100,000	243,500
Proceeds from debentures - founders	-	-	50,000
Proceeds from exploration funding agreement - Canyon Resources	-	-	500,000
Net cash provided by financing activities	32,990,000	100,000	72,034,323

Net increase (decrease) in cash and equivalents	3,695,792	(16,191,717)	7,230,370

Cash and equivalents at beginning of period	3,534,578	22,007,216	-

Cash and equivalents at end of period	$7,230,370	$5,815,499	$7,230,370

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$-	$-	$500,000
Conversion of founders debentures into
common stock	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.           Summary of Significant Accounting Policies

Gold Resource Corporation (the "Company") was organized under the laws of the State of Colorado on August 24, 1998.  The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company.  The Company has not generated any revenue from operations.

Basis of Presentation.  The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pursuant to Item 210 of Regulation S-X and are expressed in United States dollars, the Company’s reporting currency.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the consolidated balance sheet as of September 30, 2009 (unaudited) and the unaudited consolidated statements of operations and cash flows for the interim periods ended September 30, 2009 and 2008, contained herein, reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company's Form 10-K for the year ended December 31, 2008.

Basis of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiaries, Don David Gold S.A. de C.V., Golden Trump Resources S.A. de C.V., and Oaxaca Servicios Mineros S.A. de C.V.   The expenditures of Don David Gold, Golden Trump Resources and Oaxaca Servicios Mineros are generally incurred in Mexican pesos.  Significant inter-company accounts and transactions have been eliminated.

Reclassifications.  Certain amounts previously presented for prior periods have been reclassified to conform with the current presentation.  The reclassifications had no effect on net loss, total assets, or total shareholders’ equity.

Restricted Cash.  On July 20, 2009, under a subscription agreement with Hochschild Mining Holdings Ltd. ("Hochschild"), the Company sold 3,750,000 shares of common stock for gross proceeds of $15,000,000. The Company agreed to reserve $4,000,000 of the $15,000,000 gross proceeds from the closing for exploration activities.  Cash restricted by this agreement was placed in a separate bank account which requires the joint signatures of the Company and Hochschild.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Per Share Amounts.  Accounting Standards Codification 260 "Earnings Per Share," provides for the calculation of "Basic" and "Diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding during the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted earnings per share.  Potentially dilutive securities, such as common stock options, are excluded from the calculation when their effect would be anti-dilutive.  For the interim periods ended September 30, 2009 and 2008, outstanding options to purchase common stock would have an anti-dilutive effect and were therefore excluded from the calculation.

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

Foreign Currency Translation.  The local currency where the Company’s properties are located, the Mexican peso, is the functional currency for the Company's subsidiaries.  Current assets and liabilities are translated into the Company’s reporting currency using the exchange rate in effect at the balance sheet date.  Certain items, such as equity, are translated using historical rates.  Revenues and expenses are translated at the average exchange rate for the period.  Translation adjustments are reported as a separate component of shareholders' equity.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Recently Adopted Accounting Standards.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2009:

Accounting Standards Codification - In June 2009, FASB established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative GAAP.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the SEC and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements. The new guidance requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted the updated guidance during the 2009 fiscal year. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for the Useful Life of Intangible Assets - In April 2008, the ASC guidance for Goodwill and Other Intangibles was updated to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under guidance for business combinations. The updated guidance was effective for the Company’s fiscal year beginning January 1, 2009 and will be applied prospectively to intangible assets acquired after the effective date. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Derivative Instruments - In March 2008, the ASC guidance for derivatives and hedging was updated for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The Company adopted the updated guidance on January 1, 2009. The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Business Combinations - In December 2007, the ASC guidance for business combinations was updated to provide new guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. The updated guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted the updated guidance on January 1, 2009 and it will be applied to any future acquisitions.

Non-controlling Interests – In December 2007, the ASC guidance for Non-controlling Interests was updated to establish accounting and reporting standards pertaining to: (i) ownership interests in subsidiaries held by parties other than the parent (“non-controlling interest”), (ii) the amount of net income attributable to the parent and to the non-controlling interest, (iii) changes in a parent’s ownership interest, and (iv) the valuation of any retained non-controlling equity investment when a subsidiary is deconsolidated.  If a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is measured at fair value and a gain or loss is recognized in net income based on such fair value.  For presentation and disclosure purposes, the guidance requires non-controlling interests (formerly referred to as minority interest) to be classified as a separate component of equity. The Company adopted the updated guidance on January 1, 2009.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recent Accounting Pronouncements.  There were various accounting standards and interpretations recently issued which have not yet been adopted, including:

Fair Value Accounting - In August 2009, the ASC guidance for fair value measurements and disclosure was updated to further define fair value of liabilities. This update provides clarification for circumstances in which: (i) a quoted price in an active market for the identical liability is not available, (ii) the liability has a restriction that prevents its transfer, and (iii) the identical liability is traded as an asset in an active market in which no adjustments to the quoted price of an asset are required. The updated guidance is effective for the Company’s interim reporting period beginning October 1, 2009. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

Variable Interest Entities - In June 2009, the ASC guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance also requires ongoing reassessments of the primary beneficiary of a VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company currently is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.

There were no other accounting standards and interpretations recently issued which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

2.            Mineral Properties

The Company currently has an interest in five properties, the El Aguila project, the El Rey property, the Las Margaritas property, the Solaga property and the Alta Gracia property.

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

The Alta Gracia Property.  In August 2009, the Company acquired claims adjacent to the Las Margaritas property in the Alta Gracia Mining District by filing concessions under the Mexican mining laws.   This property is known as the Alta Gracia property.  These concessions are comprised of three mining claims, the David 1, the David 2 and La Hurradura.  The concessions total 5,175 hectares, and the acquisition of these claims extended the Company’s land position along what is known as the San Jose structural corridor to just over 16 kilometers. To date, the Company has not conducted significant exploration activities at the property.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

As of September 30, 2009, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

3.            Property and Equipment

At September 30, 2009 and December 31, 2008, property and equipment consisted of the following:

	September 30, 2009	December 31, 2008
Trucks and autos	$437,355	$291,876
Office furniture and equipment	221,647	137,678
Exploration equipment	799,210	570,794
Subtotal	1,458,212	1,000,348
Accumulated depreciation	(300,991)	(188,129)
Total	$1,157,221	$812,219

4.            Shareholders' Equity

On February 25, 2009, the Company issued 4,330,000 restricted shares of common stock at $3.00 per share to Hochschild Mining Holdings Limited (“Hochschild”) pursuant to a strategic alliance agreement dated December 5, 2008.  The Company received cash proceeds of $12,990,000.

On June 30, 2009, the Company entered into a subscription agreement with Hochschild to sell 5,000,000 shares of its restricted common stock at a price of $4.00 per share, or a total of $20,000,000.  The transaction was completed in two tranches. Simultaneously with the execution of the subscription agreement, the Company sold 1,250,000 shares of common stock for gross proceeds of $5,000,000.  The closing for the remaining 3,750,000 shares of common stock was held on July 20, 2009. The Company agreed to reserve $4,000,000 of the $15,000,000 gross proceeds from the second closing solely for exploration activities.  Cash restricted by this agreement was placed in a separate bank account which requires the joint signatures of the Company and Hochschild.

During the nine months ended September 30, 2009, the Company issued 677,933 shares of common stock pursuant to the exercise of stock options.  Two option-holders exercised 913,000 options using the “cashless exercise” method for payment, whereby each option-holder immediately surrendered shares of common stock that he would have otherwise been entitled to receive.  In the aggregate, the option-holders exercised 913,000 options and immediately surrendered 235,067 shares of common stock, resulting in a net issuance of 677,933 shares of common stock.  The Company received no cash proceeds in the transactions.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The option pricing model requires the input of subjective assumptions which are based on several different criteria.  Expected volatility is based on the historical price volatility of the Company’s common stock.  Expected dividend yield is assumed to be nil, as the Company has not paid dividends since inception.  Forfeitures are assumed to be nil, as the Company has not experienced forfeitures during its history.  The expected life of the options is estimated in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment” for plain vanilla options.  Risk free interest rates are based on US government obligations with a term approximating the expected life of the option.

The fair value of stock option grants is amortized over the respective vesting period, if any.  Total non-cash compensation expense related to stock options included in general and administrative expense for the interim periods ended September 30, 2009 and 2008 was $2,754,031 and $1,897,130, respectively.  The estimated unrecognized compensation cost from unvested options as of September 30, 2009 was approximately $701,913, which is expected to be recognized over the remaining vesting period of 3 years.

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

Effective September 23, 2009, grants covering 75,000 shares of common stock were issued to an employee at an exercise price of $7.00 and a term of ten years.  The options vest over a three year period.  The grant date fair value was calculated as $331,787 ($4.423 per option) using the following assumptions:  expected life of five years, stock price of $7.00 at grant date, dividend yield of 0%, interest rate at 1.5%, and volatility of 78%.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

The following table summarizes activity for compensatory stock options during the interim period ended September 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2009	3,683,000	$1.66	$6,932,500	3,413,000
Granted	1,075,000	$4.16	--	1,000,000
Exercised	(913,000)	$1.00	$2,726,000	(913,000)
Expired	(50,000)	$4.45	$145,000	(50,000)
Outstanding, September 30, 2009	3,795,000	$2.49	$18,257,850	3,450,000

The following table summarizes information about outstanding compensatory stock  options as of September 30, 2009:

Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable
$0.25	1,400,000	4.3	$0.25	1,400,000
$3.40	1,000,000	8.4	$3.40	1,000,000
$3.68	50,000	0.1	$3.68	50,000
$3.74 -$4.51	270,000	8.6	$3.91	--
$3.95	1,000,000	9.6	$3.95	1,000,000
$7.00	75,000	9.9	$7.00	--
	3,795,000		$2.49	3,450,000

6.             General and Administrative Expenses

General and administrative expenses included the following components for the interim periods ended September 30, 2009 and 2008, and for the period from inception (August 24, 1998) through September 30, 2009:

	2009	2008	Inception to September 30, 2009

Salaries and benefits	$598,918	$536,450	$3,185,997
Legal and accounting	472,510	274,052	1,394,190
Investor relations	92,900	132,814	755,700
Travel related	113,016	55,237	556,100
Stock awards	--	42,470	1,740,788
Grant of stock options	2,754,031	1,897,130	4,957,369
Other	183,637	164,673	830,246
Total	$4,215,011	$3,102,826	$13,420,389

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

7.             Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of September 30, 2009 through November 13, 2009, the date of issuance of these financial statements, and has determined that there are no subsequent events that require disclosure.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion updates our business plan for the balance of 2009.  It also analyzes our financial condition at September 30, 2009 and compares it to our financial condition at December 31, 2008.  Finally, this discussion summarizes the results of our operations for the three month and nine month periods ended September 30, 2009 and compares those results to the corresponding periods ended September 30, 2008.  This discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2008 and 2007, including footnotes, and the management's discussion and analysis included in our Form 10-K for the year ended December 31, 2008.

Overview

We are a company engaged in the exploration of gold and silver properties in Mexico, with a goal of production in the near future.  We have never received revenue from operations and have relied on equity financing to fund our operations to date.

Our most recent financings were part of a strategic alliance with Hochschild Mining Holdings Limited (“Hochschild”), pursuant to which Hochschild exercised its first right of refusal to provide additional equity financing and we entered into a subscription agreement with Hochschild to sell an additional 5,000,000 shares for gross proceeds of $20,000,000.  We will use the funds primarily to fund construction at the El Aguila Project and have agreed to reserve $4,000,000 of the proceeds exclusively for exploration activities, including driving a decline ramp to the La Arista vein, as discussed below.   The reserved proceeds were placed in a separate account which requires our signature and Hochschild's signature for withdrawal.

During the first nine months of 2009, we continued efforts to construct our mine and mill and complete other activities necessary to place our El Aguila Project into production. We expect to commission those facilities during the last quarter of 2009.

We continue to refine our capital requirements.  As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue.  We may require additional capital resources to complete our plans.

We accelerated exploration of our properties in late 2006, and have continued our activities into 2009.  From inception to September 30, 2009, we expensed $20,545,660 on the exploration and evaluation of our various properties, substantially all of which has been spent on the currently active property known as El Aguila.  In addition, we have expensed, from inception to September 30, 2009, $33,390,989 in design, engineering, and construction costs, all of which apply to the El Aguila Project.

Plan of Operation

While we intend to continue exploration at the El Aguila Project and proximate properties for the foreseeable future, we are moving forward with our plans to make improvements to the property for anticipated mineral production.  This includes acquisition of equipment and construction of a mill.  On August 13, 2009, we received the open pit mine permit which is required to commence production.

Our primary target for production in 2009 will be gold from the near-surface mineralization at El Aguila to be mined as an open pit.  Any silver contained in the mineralization will be produced as a by-product, any revenue from which will help offset the costs of producing the gold.  In the following year, if activities go as planned, we intend to undertake production of gold from an underground mine at the nearby La Arista vein.  Our plan to construct the underground mine includes driving a decline ramp.  A portion of the proceeds from our June 2009 equity financing are dedicated for this purpose.  Since we believe the La Arista vein area also contains base metals such as copper, lead, and zinc, we intend to produce those metals as by-products, any revenue from which would help offset the costs of producing gold and silver.  The ore from both the near-surface deposit and the anticipated underground mine will be processed at the mill at the El Aguila Project.

From inception to date, we have committed or spent approximately $33,000,000 on the engineering and construction of the facilities and supporting infrastructure at the El Aguila Project.  We have completed construction of the buildings at our mill facility.  Substantially all of the equipment is in place and is being connected under the electrical and mechanical contract.  The crushing plant start-up was announced in November 2009, and the remainder of the plant is expected to start during the fourth quarter of 2009.  We are stockpiling ore in anticipation of start-up.

We estimate that we will spend an additional $7,000,000 during 2009 to complete the milling facilities and to start up commercial production.  As the proceeds from our equity financings in 2009 may not be sufficient to fully fund our capital resource requirements, we may seek additional funding.

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital balance of $10,683,947, consisting of current assets of $11,273,694 and current liabilities of $589,747.  This represents an increase of $8,699,764 from the working capital balance of $1,984,183 at December 31, 2008.  Our current assets consist primarily of cash which is deposited in short term, interest bearing accounts.  Consistent with our plans, we continued to consume working capital to fund our exploration and construction activities and to a lesser extent, general and administrative expenses, and we replenished our working capital through the sale of common stock.

We have never received revenue from gold or other mineral sales.  We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2009, but we cannot guarantee that we will meet our expected timetable.

We have historically relied on equity financings to fund our operations.  From inception through September 30, 2009, we received $79,466,898 in cash, services and other consideration through issuance of our common stock.  As of September 30, 2009, we did not have any outstanding debt, as all previous borrowings have been repaid or converted into equity.  We believe that we will continue to fund our future working capital requirements through the sale of equity, and eventually through cash flow from operations.  However, we may consider debt financing if market conditions allow.

In December 2008, we entered into a strategic alliance agreement with Hochschild.  Pursuant to the strategic alliance agreement, Hochschild was granted an option to purchase shares of our restricted common stock and a first right of refusal to participate in any future equity financing transactions we undertake.  Hochschild exercised its option in February 2009 and we sold 4,330,000 shares of restricted common stock to Hochschild at a price of $3.00 per share for total proceeds of $12,990,000.  Hochschild also exercised its first right of refusal to provide us with additional equity financing and on June 30, 2009, we entered into a subscription agreement with Hochschild to sell 5,000,000 shares of restricted common stock at a price of $4.00 per share, or a total of $20,000,000.  Closing of the first tranche, comprising 1,250,000 shares of common stock for proceeds of $5,000,000, was completed on June 30, 2009.  Closing of the second tranche, comprising 3,750,000 shares of common stock for proceeds of $15,000,000, was completed on July 20, 2009.  We agreed to reserve $4,000,000 of the proceeds for exploration activities, including driving the decline ramp of the underground mine we anticipate constructing and the $4,000,000 was deposited into a restricted cash account.

Our source of funds during the first nine months of 2009 was the proceeds that we received from the stock sales to Hochschild.  We may need additional funds to achieve commercial production.

During the nine months ended September 30, 2009, we spent $3,871,821 on the exploration and evaluation of our properties, predominantly at our El Aguila Project.  This compares to $5,214,597 spent during the nine months ended September 30, 2008.  While we continued our exploration program to further delineate the area of mineralized material, our emphasis has shifted to construction of the mine and mill.  During the nine months ended September 30, 2009, we spent $18,889,528 on engineering and construction activities.  This compares to $6,026,827 spent during the nine months ended September 30, 2008, and reflects the acceleration of construction.

Our most significant expenditures for 2009 were for the construction of the mill and associated infrastructure.  We spent approximately $13,000,000 on the engineering and construction of the mill, including the tailings dam, and we purchased approximately $4,000,000 of processing equipment that has been installed at the mill.  Infrastructure costs totaled approximately $2,000,000 and included continued construction at the employee village, construction of the lab and work on the water and electrical systems.

Our most significant expenditures for the remainder of 2009 are expected to be costs of completing the mill at El Aguila and costs of our production start-up phase which we estimate will total approximately $7,000,000.  Furthermore, we continue to incur operating expenses approximating $162,000 per month for salaries and other corporate overhead.  We expect to continue depleting our working capital until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

Net cash used in operating activities during the nine months ended September 30, 2009 was $24,783,998, compared to $11,792,842 during the comparable period of 2008, an increase of $12,991,156.  We accelerated our expenditures in 2009 consistent with our plan to commence production.

Net cash used in investing activities for the nine months ended September 30, 2009 was $4,510,210, compared to $4,498,875 for the nine months ended September 30, 2008.  Capital expenditures during 2009 were $504,731 compared to $4,498,875 for 2008.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics.  During 2009, we acquired additional vehicles and capital equipment, and we filed mineral concessions with the Mexican government in August concerning an additional 5,175 hectares (12,782 acres) adjacent to the Las Margaritas property, which we refer to as the Alta Gracia property.  During 2008, our capital expenditures primarily included rolling stock, earth moving equipment and construction in progress.  During 2008, we recorded as construction in progress payments totaling $3,945,053 consisting of deposits, advance payments, and progress payments for mill equipment.  Substantially all equipment initially recorded as construction in progress is subsequently expensed at the time it is installed at the mill site, as the application of exploration stage accounting principles requires us to expense substantially all expenditures that do not have an alternative future use or significant salvage value.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $32,990,000, consisting of proceeds from the Hochschild financings previously discussed.  For the nine months ended September 30, 2008, financing activities provided cash of $100,000 from the exercise of stock options.

The balance of cash and equivalents increased to $7,230,370 as of September 30, 2009, from $3,534,578 as of December 31, 2008, a net increase in cash of $3,695,792.  We expect to continue our plan of raising funds from equity sales if necessary and to expend our cash for exploration stage activities until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

Results of Operations – Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

For the three months ended September 30, 2009, we reported a net loss of $9,625,133 or $0.21 per share, compared to a net loss of $5,162,942 or $0.15 per share for the three months ended September 30, 2008.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.

In neither period did we report any revenue from the sale of gold or other minerals.  Our only revenue since inception has consisted of interest income.  We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2009, but we cannot guarantee that we will meet our expected timetable.

Total costs and expenses in the three months ended September 30, 2009 were $9,641,354 compared to $5,217,425 in the comparable period of 2008, an increase of $4,423,929 or 85%.  The additional expenditures reflect our increasing activities at the El Aguila Project.  Total property exploration and evaluation and engineering and construction costs increased $4,214,792, or 88%, from $4,806,092 for the three months ended September 30, 2008 to $9,020,884 for the three months ended September 30, 2009.  The property exploration and evaluation component decreased $487,308 (or 21%) from $2,376,136 for the three months ended September 30, 2008 to $1,888,828 for the three months ended September 30, 2009.  Our exploration activity temporarily decreased as we focused our efforts on engineering and construction.

Engineering and construction costs during the three months ended September 30, 2009 were $7,132,056, compared to $2,429,956 during the comparable period in 2008.  As more fully described in the preceding discussions of our liquidity and capital resources, we accelerated construction of the mine and mill site and infrastructure during 2009.

General and administrative expenses for the three months ended September 30, 2009 increased to $578,544 compared to $370,887 during the comparable period in 2008, a difference of $207,657, or 56%.  The component of general and administrative expense representing non-cash stock option compensation expense was $59,677 for the three months ended September 30, 2009, compared to $26,450 for the comparable period in 2008.  During the three months ended September 30, 2009, we granted options to an employee to purchase 75,000 shares of common stock at an exercise price of $7.00 per share.  The estimated value of those options was $331,787 using the Black-Scholes-Merton model and will be recognized on a pro-rata basis over the three year vesting period.  During the three months ended September 30, 2009 and September 30, 2008, we recognized a portion of the fair value of options issued during previous periods, pro-rated over the vesting period.

The other components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $518,867 during the three months ended September 30, 2009 from $344,437 during the comparable period in 2008, an increase of $174,430, or 51%.  Although the types of activities we undertook remain substantially the same, this component  increased as a result of the overall increased activity as we prepare the El Aguila Project for production. We anticipate these costs may further increase if we commence commercial production.

Interest income for the three months ended September 30, 2009 decreased to $16,221 compared to $54,483 for the comparable period of 2008, a decrease of $38,262, or 70%, representing lower deposits in short term interest bearing accounts.

Our mining operations are located in Mexico and we primarily transact business in Mexican pesos.  Our reporting currency is the US dollar.  Changes in the rate of currency exchange between the Mexican peso and the US dollar create translation gains and losses, which are reported as a component of other comprehensive income.  For the three months ended September 30, 2009 and 2008, we recorded currency translation gains of $342,569 and a loss of $55,288, respectively, as the value of the US dollar fell against the Mexican peso.

Results of Operations – Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009, we reported a net loss of $27,064,082 or $0.65 per share, compared to a net loss of $14,120,686 or $0.41 per share for the nine months ended September 30, 2008.

Total costs and expenses in the nine months ended September 30, 2009 were $27,089,222 compared to $14,440,119 in the comparable period of 2008, an increase of $12,649,103, or 88%.  The additional expenditures reflect our increasing activities at the El Aguila Project.  Total mineral property costs increased $11,519,925, or 103%, from $11,241,424 for the nine months ended September 30, 2008 to $22,761,349 for the nine months ended September 30, 2009.  The property exploration and evaluation component decreased $1,342,776, or 26%, from $5,214,597 for the nine months ended September 30, 2008 to $3,871,821 for the nine months ended September 30, 2009.  Our exploration activity temporarily decreased as we focused our efforts on engineering and construction.

The engineering and construction cost component during the nine months ended September 30, 2009 was $18,889,528, compared to $6,026,827 during the comparable period in 2008.  As more fully described in the preceding discussions of our liquidity and capital resources, we accelerated construction of the mine and mill site and infrastructure during 2009.

General and administrative expenses for the nine months ended September 30, 2009 increased to $4,215,011 compared to $3,102,826 during the comparable period in 2008, a difference of $1,112,185, or 36%.  As explained below, there was a significant increase in stock option compensation.

The component of general and administrative expense representing stock option compensation expense was $2,754,031 for the nine months ended September 30, 2009, compared to $1,897,130 for the comparable period in 2008.  During 2009, we granted options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.95 per share, all of which vested immediately.  The estimated value of those options using the Black-Scholes-Merton model was $2,575,000, all of which was recognized in 2009.  We also granted options to an employee to purchase 75,000 shares of common stock at an exercise price of $7.00 per share.  The estimated value of those options using the Black-Scholes-Merton model was $331,787 which will be recognized on a pro-rata basis over the three year vesting period.  During 2009, we also recognized a portion of the fair value of options issued during previous periods, pro-rated over the vesting period.  During the nine months ended September 30, 2008, we granted a total of 1,050,000 stock options with an estimated value of $1,870,680 using the Black-Scholes-Merton model. We granted options to officers and directors to purchase 1,000,000 shares of common stock at an exercise price of $3.40 per share, all of which vested immediately.  We also granted stock options to an investor relations consultant to purchase 50,000 shares of common stock at an exercise price of $4.45 per share, all of which vested immediately.

We also record share-based compensation for shares of common stock issued in exchange for goods and services.  During the nine months ended September 30, 2009, we did not grant any shares of common stock as compensation.  During the nine months ended September 30, 2008, we issued 10,000 shares of common stock valued at $42,470 as partial compensation for investor relations services.

The other components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $1,460,981 during the nine months ended September 30, 2009 from $1,163,226 during the comparable period in 2008, an increase of $297,755, or 26%.  We have increased activity levels as we prepare the El Aguila Project for production.  We anticipate these costs may further increase if we commence commercial production.

Interest income for the nine months ended September 30, 2009 decreased to $25,140 compared to $319,433 for the comparable period of 2008, a decrease of $294,293, or 92%, representing lower deposits in short term interest bearing accounts and lower interest rates.

For the nine months ended September 30, 2009 and 2008, we recorded a currency translation gain of $415,535 and a loss of $113,296, respectively.

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

ITEM 4.  Controls and Procedures

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

(b)           There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOLD RESOURCE CORPORATION

/s/ William W. Reid
Dated: November 16, 2009	By: William W. Reid,
President and Principal Executive Officer

Dated: November 16, 2009	/s/ Frank L. Jennings
By: Frank L. Jennings,
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.