Form 10-K/A
period 2008-12-31
GOLD RESOURCE CORP
filed 2009-12-28
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

The aggregate market value of the Common Stock of Gold Resource Corporation held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $118,606,778.

As of April 13, 2009, there were 41,095,489 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Explanatory Note

Gold Resource Corporation (“we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 to its Form 10-K for the fiscal year ended December 31, 2008, which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2009.  This Amendment No. 1 amends and restates Item 9A “Controls and Procedures” of Part II of Form 10-K as to our assessment of our disclosure controls and procedures and internal control over financial reporting, and includes the report for the audit of internal control over financial reporting of Stark Winter Schenkein & Co., LLP, the Company’s independent registered public accounting firm, and their revised audit opinion  which updates their reference to the new report for the audit of internal control over financial reporting, included in Item 8 “Consolidated Financial Statements and Supplementary Data” of Part II of Form 10-K.  The only changes to the material included in Item 8 were the changes to the reports of Stark Winter Schenkein & Co., LLP referred to above.  Except as described above, Amendment No. 1 does not amend any other item of the Form 10-K and does not modify or update in any way the disclosures contained in the original filing on Form 10-K. Accordingly, this Amendment No. 1 to Form 10-K should be read in conjunction with the Form 10-K and the Company’s subsequent reports filed with the SEC.

     New certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

-
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

-	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.  Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Stark Winter Schenkein & Co., LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gold Resource Corporation
Denver, Colorado

We have audited Gold Resource Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Gold Resource Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Gold Resource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows of Gold Resource Corporation, and our report dated April 9, 2009 expressed an unqualified opinion.

Denver, Colorado
December 24, 2009

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gold Resource Corporation's internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 24, 2009 expressed an unqualified opinion.

Denver, Colorado
April 9, 2009, except for Report on Internal Control over Financial Reporting, dated December 24, 2009

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this report:

Item No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

/s/ William W. Reid
Dated: December 24, 2009	By:William W. Reid, Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

Item No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.