Form 10-K
period 2009-12-31
GOLD RESOURCE CORP
filed 2010-03-15
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   ☐   No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of the Common Stock of Gold Resource Corporation held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was $107,919,257 based on the closing price of the common stock of $4.18.

As of March 15, 2010 there were 48,700,284 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

SIGNATURES	71
EXHIBIT INDEX	72

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

In addition to the specific factors identified under “Item 1A. Risk Factors” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	decisions of foreign countries and banks within those countries;
•	unexpected changes in business and economic conditions;
•	changes in interest rates and currency exchange rates;
•	timing and amount of production, if any;
•	technological changes in the mining industry;
•	our costs;
•	changes in exploration and overhead costs;
▪	access and availability of materials, equipment, supplies, labor and supervision, power and water;
•	results of current and future feasibility studies;
•	the level of demand for our products;
•	changes in our business strategy;
▪	interpretation of drill hole results and the geology, grade and continuity of mineralization;
▪	the uncertainty of mineralized material estimates and timing of development expenditures; and
•	commodity price fluctuations.

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

ii

PART I

ITEM 1.  BUSINESS

History and Organization

We are engaged in the exploration for and production of gold and silver, primarily in Mexico.  We were organized under the laws of the State of Colorado in 1998.  We pursue exploration of gold and silver projects that we believe feature low operating costs and have the potential to produce a high return on the capital invested.  We hold a 100% interest in five properties in Mexico's southern State of Oaxaca.  See “Item 2. Properties” for more information about our properties.  We are constructing a mill and a mine at our flagship property, the El Aguila Project, which will be our first mine if successfully operated, which is targeted for 2010.

We completed our IPO in August 2006 and received gross proceeds of $4,600,000.  We raised additional capital pursuant to several private placements of our common stock since that time.  We used the initial proceeds of our IPO and a private placement conduced in 2006 to conduct exploration activities at the El Aguila property.  We decided to move forward with efforts to construct a mill and a mine at the El Aguila Project on April 11, 2007.  We used the funds from subsequent private placements to commence construction of a mine and mill at the El Aguila Project.  We anticipate using the funds provided by the most recent private placement to continue these efforts, as well as to undertake additional exploration activities.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” for more information.

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

Please refer to page 17 of this report for a glossary of certain terms used herein.

Developments During 2009

Construction at El Aguila Project.  In late 2009, we completed construction of the flotation circuit of the mill at the El Aguila Project.  To date, we have committed or spent approximately $35,496,000 on construction of a mill and initial infrastructure.  We anticipate that the facility we have built with the assistance of the engineering firm of Lyntek Inc. of Denver, Colorado, will process 850 to 1100 tonnes of ore per day, depending on ore type, through a flotation circuit and 150 to 250 tonnes of ore per day, depending on ore type, through an agitated leach circuit.  We conducted pre-stripping and stock piling of mineralized material from the open pit, and began processing that material upon completion of the mill. We first produced concentrate at the mill in February 2010 and we expect to achieve “commercial production” in March or April, which we consider to be when the mill throughput and recoveries are at least 80% of the mill design.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” for more information.

During 2009, we received from the Mexican government the permit allowing us to remove the mineralized material from the open pit area at the El Aguila Project.  Pursuant to the permit, we have stockpiled ore for processing at the mill. We expect that mining in the first year of production will take place at the El Aguila open pit mine and have begun mining of the mineralized material at this site.  Mining in the second year of commercial production is anticipated to come from the La Arista vein mineralized material and will require development of an underground mine.  We are constructing surface facilities associated with the underground mine.  In early 2010, we contracted with a local Mexican firm to construct the decline ramp and additional developments at the La Arista vein. Construction of the decline ramp is presently underway.

Exploration.  Our flagship property, the El Aguila property, continued to be the primary focus of our exploration program during 2009.  Using funds obtained from our private placements in 2009, we focused exploration drilling on three areas: the El Aguila near-surface mineralized area, the El Aire vein area, which is located along the same structural zone two kilometers from the near-surface mineralized area, and a new discovery of mineralization near El Aire which we call the La Arista area.  A substantial amount of our business activities during 2009 were focused toward that goal.  In 2009, we completed a total of 7,242 meters (23,753 feet) in exploration drilling and spent approximately $7,800,000 on exploration at our properties in Mexico, which was relatively the same amount we spent in 2008.  However, we have not established proven or probable reserves as defined by regulation of the SEC on our El Aguila Project or any of our other properties.

Acquisition of Alta Gracia Property.  In August 2009, we acquired claims adjacent to the Las Margaritas property in the Alta Gracia Mining District by filing concessions under the Mexican mining laws.  These concessions are comprised of three mining claims, which total 5,175 hectares, and the acquisition of these claims extended our land position along what is known as the San Jose structural corridor to just over 16 kilometers.  See “Item 2. Properties” below for additional information.

Strategic Alliance & Financing Transactions

In December 2008, we entered into a strategic alliance agreement with Hochschild Mining Holdings Limited (“Hochschild”).  Hochschild is a Peruvian based, precious metals producer operating primarily in the Americas.  Hochschild is a private limited company organized under the laws of England and Wales and an affiliate of publicly-traded Hochschild Mining plc, whose shares are traded on the London Stock Exchange under the symbol “HOC.”

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

In addition to the exercise of its option, Hochschild exercised its right of first refusal to provide us with additional financing and we completed additional private placement transactions with Hochschild in June and December of 2009 and March 2010 for total gross proceeds of $41,172,000.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” for more information regarding these transactions.  Certain of the rights discussed above will be forfeited by Hochschild at such time as its percentage ownership in our company decreases below 14.5%.  Hochschild agreed to a standstill provision prohibiting it from acquiring more than 40% of our outstanding common stock through purchases in the market or directly from us until February 25, 2011.

Competitive Business Conditions

The exploration for, and the acquisition of gold and silver properties, are subject to intense competition.  Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, development of mining properties.  Our present limited funding means that our ability to compete for properties to be explored and developed is limited.  We believe that competition for acquiring mineral prospects will continue to be intense in the future.

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

In connection with our mill and mining operations at the El Aguila Project, we have and will continue to secure various regulatory permits from federal, state and local agencies.  These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations.  Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental ("MIA"), be prepared by a third-party contractor for submission to SEMARNAT.  We have submitted our MIA to SEMARNAT for their review and it has been approved. Studies required to support the MIA include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts.  Although the regulatory process in Mexico has a public review component, proof of local community support for a project is required to gain final MIA approval.  We have received the required local community support.

We received a federal permit granting permission to begin open pit mining at the El Aguila Project from SEMARNAT in August 2009 and have commenced mining operations.  In December 2009, we also received a permit allowing us to begin developing our underground mine.  We purchased a permitted water well for the mill site at the El Aguila Project.  We believe the water provided by this well will be adequate to meet the needs for any mining activity for the foreseeable future.

We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for operations.  We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

Employees

We currently have four full-time employees, three of which serve as our executive officers.  These individuals devote all of their business time to our affairs.  We also engage a financial consultant who provides his services to us as necessary to assist with our administrative and financial affairs.

  Through our wholly-owned Mexican subsidiaries, we employ approximately 107 Mexican nationals, including one who serves as our El Aguila Project Manager.  We also use various independent contractors for our exploration, mining and construction activities.

ITEM 1A.  RISK FACTORS

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Since we have no operating history, investors have no basis to evaluate our ability to operate profitably.  We were organized in 1998 but have had no revenue from operations since our inception.  Our activities to date have been limited to organizational efforts, raising financing, acquiring mining properties, conducting limited exploration and preparation for production at the El Aguila Project.  We have never produced gold or other metals and have received no revenue from operations to date.  We face all of the risks commonly encountered by other businesses that lack an established operating history, including the need for additional capital and personnel, and intense competition.  There is no assurance that our business plan will be successful.  In particular, there can be no assurance that commercial production at our El Aguila Project will be achieved in the time frames estimated, at the rates and costs estimated, if at all.

We have a history of losses and may incur losses in the future.  We have incurred losses since inception and may incur losses in the future.  We incurred the following losses from operations during each of the following periods:

•	Approximately $34,184,000 for the year ended December 31, 2009;

•	Approximately $26,349,000 for the year ended December 31, 2008; and

•	Approximately $8,319,000 for the year ended December 31, 2007.

We had an accumulated deficit of approximately $75,000,000 as of December 31, 2009.  We expect to continue to incur losses unless and until such time as one of our properties enters into commercial production and generates sufficient revenues to fund continuing operations.

We have no proven or probable reserves, and the probability of an individual prospect having reserves is extremely remote.  Therefore, in all likelihood, our properties do not contain any reserves, and any funds spent by us on exploration or development could be lost.  We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties.  The SEC has defined a "reserve" as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Any mineralized material discovered by us should not be considered proven or probable reserves.

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

Since we have no proven or probable reserves, our investment in mineral properties is not reported as an asset in our financial statements which may have a negative impact on the price of our stock.  We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and report substantially all exploration and construction expenditures as expenses unless and until we are able to establish proven or probable reserves.  If we are able to establish proven or probable reserves, we would report development expenditures as an asset subject to future amortization using the units-of-production method.  Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these expenditures as an asset.  Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could have a negative impact on our stock price.

If we are unable to achieve gold and silver production levels anticipated from our El Aguila Project, our financial condition and results of operation will be adversely affected.  We are proceeding with the construction of the El Aguila Project based on estimates of mineralized material identified in our drilling program and estimates of gold and silver recovery based on test work developed during our scoping study.  However, risks related to metallurgy are inherent when working with extractable minerals.  Sales of gold and silver, if any, that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration.  This risk may be increased since we have not sought or obtained a feasibility study or reserve report with regard to any of our properties.  If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected.

We may require significant additional capital to fund our business plan.  We will require additional capital for exploration of one or more of our existing properties or to acquire additional properties.  It may be the case that we will require additional capital in addition to the funds already raised in our private placements to fund the completion of construction of the mill and startup of the El Aguila Project.  We will be required to hire additional staff.  In addition, we may require additional working capital to continue to fund operations pending sale of any gold or other metals.  Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and other precious metals.  Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities.  We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us.  Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration or development and the possible, partial or total loss of our potential interest in our properties.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.  Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.

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

Should we successfully commence mining operations at our El Aguila Project, our ability to remain profitable long-term will depend on our ability to identify, explore, and develop additional properties.  Gold and silver properties are wasting assets.  They eventually become depleted or uneconomical to continue mining.  The acquisition of gold and silver properties and their exploration and development are subject to intense competition.  Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.  If we are unable to identify, develop, and economically mine new properties, we most likely will not be able to be profitable on a long term basis.

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

Our business operations may be adversely affected by social and political unrest in Oaxaca.  The properties which we are currently exploring for mineralization and the mill we are building are located in the State of Oaxaca, Mexico.  Oaxaca City, the capital of the State of Oaxaca, experienced a period of social and political unrest in 2006.  Certain civilian groups seeking political reform staged protests and demonstrations in various locations in Oaxaca City, including schools, government offices and major roadways.  Although our property is roughly a 90 minute drive from Oaxaca City and the civil disturbances appear to have dissipated, our business operations could be negatively impacted if Oaxaca experiences another such event.  Our exploration and construction program may be interrupted if we are unable to hire qualified personnel or if we are denied access to the site where our property is located.  We may also be required to make additional expenditures to provide increased security in order to protect property or personnel located at our exploration and construction sites.  Significant delays in exploration or increases in expenditures will likely have a material adverse affect on our financial condition and results of operations.

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

Legislation has been proposed that would significantly affect the mining industry.  Currently, Mexican mining law does not require payment of finder’s fees or royalties to the government, except in limited circumstances.  However, the PRI, which is the main opposition political party, with the support of other opposition parties has introduced in the Mexican Chamber of Deputies a 4% mining royalty on production.  The opposition parties collectively have a majority in both the Chamber of Deputies and the Senate, with the governing PAN currently a minority.  The opposition numbers are sufficient (over 2/3) to override a Presidential veto in the Chamber but not in the Senate.  To date, the government has been silent on the royalty proposal, however, if such royalty is implemented, it may increase the cost of our mining operations.

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

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties.  The potential for profitability of our operations, the value of our properties, the market price of our common stock and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold, silver and other precious metals.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the price of gold and silver may prevent our property from being economically mined or result in the writeoff of assets whose value is impaired as a result of lower gold and silver prices.  The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the U.S. dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold and silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, as shown in the table below:

Mineral	2005	2006	2007	2008	2009
Gold	$445.00	$604.00	$696.00	$872.00	$972.00
Silver	$ 7.32	$ 11.54	$ 13.38	$ 14.99	$ 14.67

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

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.  If any of our current executive employees, our principal consultant in Mexico or our principal financial consultant were to die, become disabled or leave the company, we would be forced to identify and retain individuals to replace them.  Messrs. William, David and Jason Reid and Mr. Jorge Sanchez del Toro are our critical employees at this time.  Frank L. Jennings is a financial consultant who provides services to us as chief financial officer.  There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary.  We are entirely dependent on these individuals as our critical personnel at this time.  We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

We are required to annually evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting.  Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  In addition, our evaluation of the effectiveness of our internal controls will be subject to an annual audit by our independent registered public accounting firm and there is no assurance that they will agree with our assessment.  If we are unable to maintain and to assert that our internal control over financial reporting is effective, or if we disclose material weaknesses in our internal control over financial reporting, or if our independent registered public accounting firm does not agree with our assessment, investors could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

We are not registered under the Securities Exchange Act of 1934.  Our common stock is presently registered with the SEC only under the Securities Act of 1933, as amended.  Because we have not registered our common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to file information reports with the SEC.  Additionally, our directors and officers are not required to file reports under Section 16 of the Exchange Act.  As a result, there is less information available to the public regarding our corporate affairs and insider transactions in our common stock than other companies that have registered common stock under the Exchange Act.  In the future, we could cease filing information reports with the SEC at any time.

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

We have a limited number of common shares available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.  We are authorized to issue 60,000,000 shares of common stock. As a consequence, we currently have remaining available for issuance 7,494,716 shares of common stock after giving effect to the exercise of all outstanding stock options. Due to the limited number of authorized shares available for issuance, our ability to raise additional capital or complete any potential acquisitions we may identify may be limited.  We would be required to seek shareholder approval to increase the number of our authorized shares of common stock, and we can provide no assurance that we will be successful in obtaining the necessary shareholder approval to increase the number of shares of common stock we are authorized to issue.  If we are unable to raise additional funds through the issuance of securities and no alternative source of funds is available, we may be required to delay, reduce the scope of or eliminate our mining and exploration activities and we may be unable to continue our operations.

Since there is presently a limited trading market for our common stock, purchasers of our common stock may have difficulty selling their shares, should they desire to do so.  Due to a number of factors, including the lack of listing of our common stock on a national securities exchange, the trading volume in our common stock is limited.  Our trading volume on the OTC Bulletin Board over the past three months has averaged approximately 114,000 shares per day.  As a result, the sale of a significant amount of common stock by the selling shareholders may depress the price of our common stock and you may lose all or a portion of your investment.

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote.  Our executive officers and directors beneficially own approximately 21% of our common stock and our largest shareholder owns approximately 29% of our common stock as of the date of this report.  Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, this group may be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.  We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time.  However, shareholders should be aware that they may have limited ability to influence the outcome of any vote in the future.  See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for additional information.

Since our common stock is not presently listed on a national securities exchange, trading in our shares may be subject to rules governing "penny stocks," which will impair trading activity in our shares.  Our common stock may be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  Those disclosure rules applicable to penny stocks require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document required by the SEC.  These rules also require a cooling off period before the transaction can be finalized.  These requirements may have the effect of reducing the level of trading activity in any secondary market for our common stock.  Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

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

We have never paid dividends on our common stock.  We have not paid dividends on our common stock to date, and we may not be in a position to pay dividends for the foreseeable future.  Our ability to pay dividends will depend on our ability to successfully develop one or more properties and generate earnings from operations.  Further, our initial earnings, if any, will likely be retained to finance our operations.  Any future dividends will depend upon our earnings, our then-existing financial requirements and other factors, and will be at the discretion of our Board of Directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We currently have an interest in five properties, the El Aguila property, the Las Margaritas property, the El Rey property, the Solaga property and the Alta Gracia property.  We lease claims comprising the El Aguila property and the Las Margaritas property from an individual who formerly served as our consultant in Mexico and the Solaga property from an entity partially owned by the same individual.  We own mining concessions for the El Rey property and the Alta Gracia property.  All of these properties are in the exploration stage and have no proven or probable reserves.  The map below shows the general location of our five properties in the State of Oaxaca, Mexico:

The El Aguila Project

Background.  Effective October 14, 2002, we leased three mining concessions, El Aguila, El Aire and La Tehuana, totaling 1,896 hectares, from a former consultant to our company.  The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form.  We have made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due.  Subject to minimum exploration requirements, there is no expiration term for the lease.  We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations.  The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property.

We have filed for and received additional concessions for the El Aguila Project that total an additional 8,492 hectares.  These additional concessions are not part of the concessions leased from our former consultant, and bring our interest in the El Aguila Project to an aggregate of 9,463 hectares.  The mineral concessions making up the El Aguila Project are located within the San Pedro Totolapam Ejido.

Location and Access.  The El Aguila Project is located in the Sierra Madre del Sur of southern Mexico, in the central part of the State of Oaxaca.  Access to the property is by way of the Pan American Highway (Highway # 190), approximately 120 kilometers (75 miles) southeast of Oaxaca City, the state's capital city.  At the village of San Jose de Gracia, a gravel road goes approximately four kilometers northwest to the property.  We have completed construction to upgrade this road to make it better suited for our construction and mining activities.

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

Exploration Activities.  The early history of activity at the El Aguila property, as known by us, is prospecting and limited mining for gold and silver from the early 1900's to the mid 1960's.  In 1998, the concessions were leased to Apex Silver Corporation of Denver, Colorado.  Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters, or 4,074 feet).  The results did not meet Apex's expectations so it cancelled its lease on the property in 2002.  We leased the property from our former consultant in October 2002.

In August 2003, we commenced an initial drilling and exploration program.  The drilling program was completed in 2004 and included approximately 3,900 meters (12,795 feet) of drilling in 69 holes focused on one target area of the property.

We have carried out more recent exploration on the El Aguila Project that has included geologic mapping, surface sampling, geochemical sampling, a geomagnetic survey and exploratory drilling.  Since inception, we have drilled a total of 383 holes equaling 60,044 meters (196,946 feet) at our El Aguila property, including 12 holes for 7,242 meters (23,754 feet) in 2009.  Our 2009 drilling program continued to explore a relatively new area of mineralization at the El Aguila Project known  as the La Arista vein, approximately two kilometers from the mill site.

Construction Activities.  We made a decision in April 2007 to undertake efforts to place the El Aguila Project into commercial production.  Toward that end, we have constructed a mill and other infrastructure.  The mill is designed to process 850 to 1100 tonnes of ore per day through a flotation section and 150 to 250 tonnes of ore per day through an agitated leach section.  The flotation process produces a mineral concentrate through the use of chemical conditioning agents to float or depress certain minerals from a mineral rich foam concentrate created by agitation.  The flotation circuit is complete and we began commissioning the mill in December 2009.  In February 2010, we produced concentrate for the first time and hope we will achieve commercial production at the mill in March or April.  See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” for more information.

We received the permit granting permission to construct the mill in June 2008 and completed the mill in late 2009.  We have also completed construction of a large and small dam for our tailings impoundment after receiving a federal permit for the tailings facility in October 2008.  We began pre-stripping activity at the near-surface open pit area in conjunction with construction of the tailings impoundment.  In August 2009, we received the necessary permit from the Mexican federal agency granting us approval to begin mining the mineralized material and mining is now underway.

During our first year of anticipated production, we expect that we will conduct open pit mining at the El Aguila near-surface mineralized material area and have commenced mining operations in this area.  We are targeting the La Arista vein area for mining during our second year of production, which would require construction of an underground mine.  We have constructed surface facilities in this area associated with the underground mine.  In early 2010, we contracted with a local Mexican firm to construct the decline ramp and additional developments at the La Arista vein.  Construction of the decline ramp is presently underway.

We are generating our own electrical power for the mill through diesel generators, although the federal power grid, located along the Pan American Highway, may be utilized in certain aspects of operations.  We purchased a permitted water well to supply water for our mining activities, however the water will require pumping to the site approximately 4 kilometers away.

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

Our 2009 drilling program continued to explore a relatively new area of mineralization at the El Aguila Project that we call the La Arista vein area, approximately two kilometers from the mill site.  We anticipate that the mineralized material we located would be mined underground and mining activity in this area is targeted for year two and beyond of our production plan and have contracted with a local firm to begin construction of the underground mine.  In addition, we discovered another area of mineralization at the El Aguila Project that we refer to as the La Escondida vein.  This area is approximately two kilometers west of the mill site.

The El Rey Property

We have acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by us as the El Rey property.  These concessions total 892 hectares.  Certain of the claims comprising this property are subject to a 2% net smelter return royalty.  We have conducted minimal exploration and drilling on this property to date.

The El Rey property is an exploration stage property with no known reserves.  It is approximately 64.4 kilometers (40 miles) from the El Aguila Project.  There is no plant or equipment on the El Rey property.  If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila Project mill.

Limited drilling at El Rey has encountered gold and silver mineralization up to 1 meter of 132.5 g/tonne gold (4.25 ounces/tonne) and 1.5 meters of 958 g/tonne silver.  To date, we have drilled 48 holes for a total of 5,293 meters (14,008 feet) at the El Rey property.  Additional exploration drilling is planned.

The Las Margaritas Property

The Las Margaritas property is made up of the La Tehuana concession.  We leased this in October 2002 from our former consultant.  It is comprised of approximately 925 hectares located adjacent to the El Aguila property.  To date, we have conducted limited surface sampling, but no other significant exploration activities at the property.

The Solaga Property

In February 2007, we leased a 100% interest in a property known as the Solaga property, which totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila project.  A dormant silver mine is located on the Solaga property which was in production as recently as the 1980's.  However, we cannot estimate if or when we will reopen the mine.  The lease requires us to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production.  We have not conducted any exploration activities at the property.

The Alta Gracia Property

In August 2009, we acquired claims adjacent to the Las Margaritas property in the Alta Gracia Mining District by filing concessions under the Mexican mining laws.  We refer to this property as the Alta Gracia property.  These concessions are comprised of three mining claims, the David 1, the David 2 and La Hurradura.  The concessions total 5,175 hectares, and the acquisition of these claims extended our land position along what is known as the San Jose structural corridor to just over 16 kilometers.  To date, we have not conducted significant exploration activities at the property.

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

Mining Regulations

Mexican mining law does not require payment of finder’s fees or royalties to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Mexican Geological Survey.  None of the claims held by any of our subsidiaries are under such a discovery premium regime. However, the PRI, which is the main opposition party, with the support of other opposition parties, has introduced in the Chamber of Deputies a 4% mining royalty on production.  The opposition parties collectively have a majority in both the Chamber of Deputies and the Senate, with the governing PAN a minority.  The opposition numbers are sufficient (over 2/3) to override a Presidential veto in the Chamber but not in the Senate.  To date, the Mexican government has been silent on the royalty proposal.

Ejido Lands and Surface Right Acquisitions

Surface lands at the El Aguila Project area are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917).  Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership.  Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations.  We have an agreement with the local San Pedro TotolapamEjido allowing exploration and exploitation of mineralization at the El Aguila Project.

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

We have established surface rights agreements with the San Pedro TotolapamEjido and the individuals impacted by our proposed operations which allow disturbance of the surface where necessary for our proposed mining operations.

Office Facilities

Effective October 1, 2005, we leased approximately 1,000 square feet of office space under a three year agreement with an independent third party. In May 2007, we amended the lease to add approximately 300 square feet and extended the lease term through April 30, 2010. Monthly rent payments under this lease, including parking and operating expenses, will average $2,470 per month through April 30, 2010, when the lease expires. We are currently negotiating to extend the term of this lease on a month to month basis.  We believe this space is adequate for our needs for the foreseeable future and that substitute space would be readily available, if needed.

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

Manto:	A mineralogy term meaning a layer or stratum.
Mineralized Material:	Minerals or any mass of host rock in which minerals of potential commercial value occur.
Net Smelter Return Royalty:	A share of the net revenue generated from the sale of metal produced by the mine.
Ore or Ore Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.
Silicified:	Is combined or impregnated with silicon or silica.
Tonne:	A metric ton. One tonne equals 1000 kg. It is approximately equal to 2,204.62 pounds.
Volcanogenic:	Of volcanic origin.
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

ITEM 4.         RESERVED
PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades over-the-counter and is quoted on the OTC Bulletin Board under the symbol "GORO." The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years.  Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low
December 31, 2009
First Quarter	$5.75	$3.15
Second Quarter	5.45	3.85
Third Quarter	7.47	4.13
Fourth Quarter	11.15	7.00

December 31, 2008
First Quarter	$4.70	$3.27
Second Quarter	6.09	4.28
Third Quarter	5.65	2.36
Fourth Quarter	3.88	2.00

On March 12, 2010, the high and low sales price of our common stock on the OTC Bulletin Board were $10.40 and $10.25, respectively, and we had approximately 91 holders of record of our common stock.

Penny Stock Rules

Due to the fact that our common stock is not listed on a national securities exchange, our stock may be characterized as a “penny stock” under applicable securities regulations.  If our stock is or becomes a penny stock, we will be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  The broker or dealer proposing to effect a transaction in a penny stock must furnish his customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgment of receipt of that document.  The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade.  The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer's account.  The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

We have appointed Corporate Stock Transfer, Inc. ("CST") as the transfer agent for our common stock.  The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209 and its telephone number is (303) 282-4800.

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

Performance Graph

Not required.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005. This information was derived from our audited consolidated financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
Operating Data
Net loss from operations	$(34,183,804)	$(26,348,812)	$(8,318,855)	$(2,743,851)	$(1,224,085)
Other income	54,497	333,609	242,513	57,089	6,174
Net loss	(34,129,307)	(26,015,203)	(8,076,342)	(2,686,762)	(1,217,711)
Basic & diluted loss per share	(0.78)	(0.76)	(0.28)	(0.13)	(0.08)
Weighted average shares	43,764,703	34,393,854	28,645,038	20,218,659	16,164,715

Balance Sheet Data
Cash and cash equivalents	$6,752,325	$3,534,578	$22,007,216	$7,660,258	$176,182
Total current assets	20,701,405	3,737,468	22,051,156	7,866,370	191,159
Property and equipment, net	1,726,278	812,219	352,429	96,279	54,352
Land and mineral rights	226,610	226,610	152,522	--	--
Total assets	22,664,758	4,781,018	22,557,576	7,964,118	246,980

Current liabilities	724,439	1,753,285	768,452	451,163	33,607
Long-term obligations	1,991,987	--	--	--	--
Shareholders’ equity	19,948,332	3,027,733	21,789,124	7,512,955	213,373

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

The following discussion analyzes our operating results for the three fiscal years ended December 31, 2009 and our financial condition at December 31, 2009 and 2008, with a particular emphasis on the year ended December 31, 2009.

Overview

We expect to commence commercial production at our Mexico facility during 2010.  Prior to 2010, none of our properties were in production, and consequently, we have never produced revenue or cash flow from the sale of minerals and have relied on equity financing to fund our operations to date.

Since August 2006, we raised capital through various sales of common stock, yielding gross proceeds of approximately $85,000,000.  Our most recent financings were part of a strategic alliance with Hochschild Mining Holdings Limited (Hochschild), a mid tier gold and silver producer headquartered in Lima, Peru and listed on the London Stock Exchange.  Pursuant to a series of agreements, Hochschild purchased 1,670,000 shares of our common stock for gross proceeds of $5,010,000 in December 2008; 4,330,000 shares of our common stock for $12,990,000 in February 2009; 5,000,000 shares of our common stock for gross proceeds of $20,000,000 in June 2009; 1,954,795 shares of common stock for gross proceeds of $16,000,000 in December 2009; and 600,000 shares of common stock for gross proceeds of $5,172,000 in March 2010.  Hochschild has invested a total of $59,172,000 in private placements with our company for a 27.8% ownership share and has purchased an additional 1% share in the open market for a total ownership of 28.7%.  We have used the funds primarily to fund exploration and construction at the El Aguila Project.  In 2007, we commenced activities that we hope will allow us to successfully mine the deposits at El Aguila, including the construction of a processing mill and other infrastructure.

During 2009, we continued efforts to construct our mine and mill and complete other activities necessary to place our El Aguila Project into production.  We began commissioning those facilities in late 2009 and anticipate generating revenue from the sale of precious metals in 2010.

We continue to refine our initial and ongoing capital requirements.  As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue.  We may require additional capital resources to complete our plans.

Exploration Stage Company.  We are considered an exploration stage company since we have not demonstrated the existence of proven or probable reserves in accordance with certain regulatory requirements that would be costly for us to meet.  At this time, we do not believe that meeting those requirements is the best use of our limited capital resources.  In accordance with accounting principles generally accepted in the United States, all expenditures for exploration and evaluation of our properties have been expensed as incurred.  Furthermore, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.  Certain expenditures, such as for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.  Since substantially all of our expenditures to date, including construction of the mill, have been expensed and we expect to expense additional expenditures during 2010, most of our investment in mining properties and equipment does not appear as an asset on our balance sheet.  Our accounting treatment, regarding the classification of construction expenditures as an operating expense rather than as a capital asset has caused us to report large losses during the last two years.  Although the majority of expenditures for the El Aguila Project were completed during 2009, we expect underground mine construction to continue in future years.  In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we will report larger losses or lesser profits during periods of construction.  In our financial statements we provide additional information that presents operating expenses differentiated from construction expenses to provide for a better understanding of our operations.

Exploration of our properties accelerated in late 2006 and continued throughout 2009.  From inception to December 31, 2009, we expensed approximately $24,485,000 on the exploration and evaluation of our various properties, substantially all of which has been spent on the currently active properties known as El Aguila.  In addition, we have expensed, from inception to December 31, 2009, approximately $35,496,000 in design, engineering, and construction costs, all of which apply to the El Aguila Project.

A more detailed breakdown of the El Aguila Project construction costs is as follows:

Original Design Construction Costs
Permits	$264,000
Mill
Equipment and Transportation	10,489,000
Installation and Buildings	10,690,000
Engineering Design and Construction Management	5,568,000
Infrastructure
Roads	850,000
Waterline and system	1,234,000
Tailings Impoundment Phase I	2,717,000
Subtotal	31,812,000
Other Construction Costs
Community Relations	539,000
Employee Housing	1,880,000
Tailings Impoundment Phase II	1,265,000
Subtotal	3,684,000
Total Construction Costs	$35,496,000

Plan of Operation

In April 2007, we decided to move forward with construction at the El Aguila property in an effort to commence commercial production.  Our decision was made based upon drilling data that we believe provides evidence of mineralized material in amounts sufficient to proceed with construction activities.  However, we have not commenced a feasibility study that would allow us to classify any of our mineralized material as proven or probable reserves, as those terms are defined by the SEC in Industry Guide 7, "Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations."  The SEC definition of "reserve" is "that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.”

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

Anticipated Production.  In 2008 we engaged Lyntek, Inc. of Denver, Colorado, to design and build the mill at the El Aguila Project.  The mill is designed to process 850 to 1,100 tonnes of ore per day, depending on ore type, through a flotation section, and 150 to 250 tonnes of ore per day, depending upon ore type, through an agitated leach section.  Mining by open pit methods is accomplished under contract with a third party contractor.  In December 2009, we began commissioning the El Aguila mill.  We produced our first concentrate in February 2010.  As of March 10, 2010 we are in the process of ramping up and optimizing mill production.

Our immediate goal is to reach “commercial production” in the first quarter of 2010.  Commercial production for our purposes is achieved when the mill throughput and recoveries are 80% of design.  Prior to achieving commercial production, any sales of concentrates are applied against costs and are not considered revenue.

If commercial production is achieved from the open pit gold ore, any silver contained in the mineralization will be produced as a by-product, revenue from which will help offset the costs of producing the gold.  In the following year, if activities go as planned, we intend to undertake production of gold from an underground mine at the nearby La Arista vein.  As of March 15, 2010 construction of the decline ramp related to our proposed underground mine is underway.  A portion of the proceeds from our equity financing in December 2009 is dedicated for this purpose, and those funds are part of our restricted cash.  Since we believe the La Arista Vein area also contains base metals such as copper, lead, and zinc, we intend to produce those metals as by-products, any revenue from which would help offset the costs of producing gold and silver.  We expect that the ore from both the near-surface deposit and the anticipated underground mine will be processed at the El Aguila mill.

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

Construction at the La Arista Vein.   We have begun development of the underground La Arista vein.  A third party contractor has been hired and is presently driving a decline haulage ramp, a second ventilation and emergency ramp and additional developments.  We plan to construct a surface facility to service this underground mine.

A portion of the proceeds of the most recent private placement, in the amount of $8,000,000, have been reserved for construction of this underground mine and facilities.  However, since we are still in the process of planning the design and construction of those facilities, we have not yet determined whether that amount will be sufficient to complete the necessary work to begin mining of the underground mineralization.  If we are successful in completing the underground facilities and commencing mining at this portion of our property, we expect that the ore will be processed at our nearby mill.

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

Liquidity and Capital Resources

As of December 31, 2009, we had working capital of $19,976,966, consisting of current assets of $20,701,405 and current liabilities of $724,439.  This represents an increase of $17,992,783 from the working capital balance of $1,984,183 as of December 31, 2008 and reflects the proceeds of recently completed equity sales.  Our current assets consist primarily of cash which is deposited in short term, interest bearing accounts.  Consistent with our plans, we continued to consume working capital to fund our exploration and construction activities and other operating expenses, and we replenished our working capital through the sale of common stock.

We have never received revenue from gold or other mineral sales.  We currently expect to commence sales of gold and silver upon reaching commercial production of our El Aguila processing facility during 2010, but we cannot guarantee that we will meet our expected timetable.  Any revenue generated from the sale of gold or silver will be used to pay for operating costs first and then to supplement our existing cash for construction of the underground mine, additional exploration and other working capital needs.

We have historically primarily relied on equity financings to fund our operations.  From inception through December 31, 2009, we received $95,740,373 in cash, services, stock options, and other consideration through issuance of our common stock.  As of December 31, 2009, we did not have any outstanding debt.  We believe that we will continue to fund our future working capital requirements through the sale of equity, and eventually through cash flow from operations, and we have not made arrangements to borrow funds for working capital requirements.  However, we may consider debt financing if market conditions allow.

In December 2008, we entered into a strategic alliance agreement with Hochschild.  Pursuant to the strategic alliance agreement, Hochschild was granted an option to purchase shares of our restricted common stock and a first right of refusal to participate in any equity financing transactions we undertake until such time as we produce at least 4,000 ounces of gold in a 45-day period.  Following that production benchmark, Hochschild may participate in equity financing transactions to the extent of their ownership interest.  Hochschild exercised its option in February 2009, and we sold 4,330,000 shares of restricted common stock to Hochschild at a price of $3.00 per share for total proceeds of $12,990,000.  Hochschild also exercised its first right of refusal to provide us with additional equity financing, and on June 30, 2009, we entered into a subscription agreement with Hochschild to sell 5,000,000 additional shares of restricted common stock at a price of $4.00 per share, or a total of $20,000,000.  That transaction was completed in two tranches, the last of which closed in July 2009.  We agreed to reserve $4,000,000 of the proceeds for exploration activities, and the $4,000,000 was deposited into a restricted cash account.  Also pursuant to the right of first refusal, on December 17, 2009, we sold 1,954,795 shares of restricted common stock at $8.185 per share to Hochschild for gross proceeds of $16,000,000.  We agreed to reserve $8,000,000 of the proceeds for underground mining expenses at the La Arista vein.  Subsequent to the year ended December 31, 2009, we conducted a new financing transaction with Hochschild whereby we sold 600,000 shares of restricted common stock at $8.62 per share for gross proceeds of $5,172,000.

During the year ended December 31, 2009, we spent $7,811,371 on the exploration and evaluation of our properties, predominantly at our El Aguila Project.  This compares to $8,171,396 spent during the year ended December 31, 2008.  While we continued our exploration program to further delineate the area of mineralized material, our emphasis has shifted to construction of the mine and mill.  Our most significant expenditures for 2009 were for the construction of the mill and associated infrastructure.  During the year ended December 31, 2009, we spent $20,994,436 on engineering and construction activities.  This compares to $14,501,461 spent during the year ended December 31, 2008, and reflects the acceleration of construction.

Our most significant expenditures for 2010 are expected to be costs associated with the second phase of our tailings facility, achieving ramp up and optimization to commercial production, the continued development of the underground mine and exploration.  Furthermore, we continue to incur operating expenses approximating $200,000 per month for salaries and other overhead expenses at our Denver and Oaxaca locations.  We expect to continue depleting our working capital until such time, if ever, we successfully reach commercial production and generate cash flow from the production and sale of gold and other metals.

Although we expect to commence gold production during 2010, it is uncertain if we will be successful.  Furthermore, the amount of revenue generated during the start-up phase of a mining operation is difficult to predict and tends to be highly variable.  Our costs to enter the production phase may be greater than we anticipate.  We may require additional funding to complete our existing plans and we would be dependent upon additional financing to expand our exploration efforts.  We may seek additional funding during the next twelve months.

Net cash used in operating activities was $44,875,201 during the year ended December 31, 2009, compared to $23,005,822 during 2008, an increase of $21,869,379.  We accelerated our operating expenditures consistent with our plan to commence production during 2010.

Net cash used in investing activities for the year ended December 31, 2009 was $1,204,253, compared to $657,816 for the year ended December 31, 2008, all representing capital expenditures.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics.  During 2009, we acquired additional vehicles and capital equipment, and we filed mineral concessions with the Mexican government.  During 2008, our capital expenditures primarily included rolling stock and earth moving equipment.

Net cash provided by financing activities for the year ended December 31, 2009 was $49,174,000, consisting of proceeds from the Hochschild financings previously discussed and proceeds of $184,000 from the exercise of stock options. For the year ended December 31, 2008, financing activities provided cash of $5,191,000, consisting of $5,010,000 proceeds from the Hochschild strategic alliance discussed above and proceeds of $181,000 from the exercise of stock options.

 The balance of cash and equivalents increased to $6,752,325 as of December 31, 2009 from $3,534,578 as of December 31, 2008, a net increase in cash of $3,217,747.  We expect to continue our plan of raising funds from equity sales if necessary and to expend our cash for exploration stage activities until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

December 31, 2008.  At December 31, 2008, we had working capital of $1,984,183, consisting of current assets of $3,737,468 and current liabilities of $1,753,285.  Our current assets consisted primarily of cash.

During the year ended December 31, 2008, our cash decreased by $18,472,638 as a result of our exploration, construction and investment activities.  Operating expenses totaled $26,348,812, which, reduced by non-cash expenses such as stock-based compensation, amortization of equipment, and changes in assets and liabilities, resulted in $23,005,822 of net cash used in operating activities.  The significant amount of cash used in operating activities is attributable to our decision to begin constructing the mill and related facilities at our El Aguila Project.  Cash used in investing activities totaled $657,816 resulting solely from capital expenditures.  We received $5,191,000 as a result of financing activities in 2008.

Results of Operations – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

For the year ended December 31, 2009, we reported a net loss of $34,129,307, or $0.78 per share, compared to a net loss of $26,015,203, or $0.76 per share for the year ended December 31, 2008.  In neither year did we report any revenue from the sale of gold or other minerals.  Our only revenue since inception has consisted of interest income.  We currently expect to commence sales of gold and silver upon commissioning of our El Aguila processing facility during 2010, but we cannot guarantee that we will meet our expected timetable.

Total costs and expenses in the year ended December 31, 2009 were $34,183,804 compared to $26,348,812 in the comparable period of 2008, an increase of $7,834,992 or 29.7%.  The additional expenditures reflect our increasing activities at the El Aguila Project.  Total mineral property costs increased $6,132,950 or 27%, for the year ended December 31, 2009 to $28,805,807 from $22,672,857 for the comparable period in 2008. The property exploration and evaluation component decreased $360,025 or 4.4%, from $8,171,396 for the year ended December 31, 2008 to $7,811,371 for the year ended December 31, 2009.  Our exploration and other drilling activity temporarily decreased as we focused our efforts on engineering and construction.

The engineering and construction cost component during the year ended December 31, 2009 was $20,994,436, compared to $14,501,461 during the comparable period in 2008.  As more fully described in the preceding discussions of our liquidity and capital resources, we accelerated construction of the mine and mill site and infrastructure during 2009.

General and administrative expenses increased $1,658,997 or 46.7% to $5,211,004 for the fiscal year ended December 31, 2009 as compared to $3,552,007 for the comparable period last year.  The component of general and administrative expense representing stock option compensation expense was $2,843,506 for the year ended December 31, 2009, compared to $1,956,806 for the comparable period in 2008.  We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  It is difficult to estimate the value of options that we grant.  The options are subject to significant restrictions and cannot be purchased or sold on the open market.  Therefore, there is no objective and independent valuation measurement for them.  We use the Black-Scholes-Merton model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value.  We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

During 2009, we granted options to officers and directors to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $3.95 per share, all of which vested immediately.  The estimated value of those options using the Black-Scholes-Merton model was $2,575,000.  We also granted options to an employee to purchase 75,000 shares of common stock at an exercise price of $7.00 per share. The estimated value of those options using the Black-Scholes-Merton model was $331,787 which will be recognized on a pro-rata basis over the three year vesting period. During 2009, we also recognized a portion of the fair value of options issued during previous periods, pro-rated over the vesting period.

During the year ended December 31, 2008, we granted a total of 1,320,000 stock options with an estimated value of $2,508,114 using the Black-Scholes-Merton model. We granted options to officers and directors to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $3.40 per share, all of which vested immediately.  We also granted stock options to an investor relations consultant to purchase 50,000 shares of common stock at an exercise price of $4.45 per share, all of which vested immediately.  We granted stock options to employees covering 270,000 shares of common stock at a weighted average price of $3.91.  Those options will vest over the next three years.  During 2008, we also recognized a portion of the fair value of options issued during previous periods, pro-rated over the vesting period.

We also record share-based compensation for shares of common stock issued in exchange for goods and services.  During the year ended December 31, 2009, we did not grant any shares of common stock as compensation.  During the year ended December 31, 2008, we issued 10,000 shares of common stock valued at $42,470 as partial compensation for investor relations services.

The other components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $1,688,569 during the twelve months ended December 31, 2009 from $1,344,284 during the comparable period in 2008, an increase of $344,285 or 26%.  There were no significant changes in this component of our cost structure, although we increased activity levels as we prepare the El Aguila Project for production.  We anticipate these costs may further increase if we commence commercial production.

Interest income for the year ended December 31, 2009 decreased to $54,497 compared to $333,609 for the comparable period of 2008, a decrease of $279,112 or 83.8%, primarily representing lower interest rates and decreased deposits in short term interest bearing accounts.

Our mining operations are located in Mexico and we primarily transact business in Mexican pesos.  Our reporting currency is the US dollar.  Changes in the rate of currency exchange between the Mexican peso and the US dollar create translation gains and losses, which are reported as a component of other comprehensive income.  For the years ended December 31, 2009 and 2008, we recorded a currency translation loss of $967,600 and a gain of $63,536, respectively.

Results of Operations – Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For the year ended December 31, 2008 we reported a net loss of $26,015,203, or $0.76 per share, compared to a net loss of $8,076,342, or $0.28 per share for 2007. We expect to incur losses until such time, if ever, we begin generating significant revenue from operations.

In neither year did we report any revenue from the sale of gold or other minerals.  Our only income since inception has consisted of interest income.

Total costs and expenses were $26,348,812 in 2008 compared to $8,318,855 in 2007, an increase of $18,029,957 or 217%.  The additional expenditures reflect our increasing activities at the El Aguila project. Mineral property costs, including exploration and evaluation, increased $2,439,625 from $5,731,771 for the year ended December 31, 2007 to $8,171,396 for the year ended December 31, 2008.  We continued our exploration of the El Aguila property in 2008.   We conducted limited exploration on the El Rey property.

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

The component of general and administrative expense representing non-cash stock option compensation expense was $1,956,806 for the year ended December 31, 2008, compared to $99,482 for 2007.  We use the Black-Scholes-Merton model to estimate the value of stock options granted to officers, directors, employees and consultants.

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

During the year ended December 31, 2008, we issued 10,000 restricted shares of common stock valued at $42,470 as partial compensation for investor relations services.  During the year ended December 31, 2007, we issued 185,000 restricted shares of common stock valued at $630,968 as partial compensation for consulting services.

Cash compensation costs included in general and administrative expense decreased to $716,057 during 2008 from $880,098 during 2007.  Certain cash compensation attributed to 2007 was replaced by non-cash compensation during 2008.  Professional fees increased to $368,975 in 2008 compared to $234,154 in 2007, an increase of $134,821, which reflects our increasing corporate and administrative activities. Investor relations expenses decreased to $167,732 during 2008 from $342,083 during 2007.  There were finders fees associated with the private placement in December 2007 that were not repeated in 2008.

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

Off-Balance Sheet Arrangements

As of and subsequent to December 31, 2009, we have no off-balance sheet arrangements.

Contractual Obligations

Our known obligations at fiscal year end are set forth in the table below:

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Purchase Obligations(1)	$662,000	$662,000	--	--	--
Total	$662,000	$662,000	--	--	--
________________________________
(1)  Represents amounts due to our executive officers pursuant to their respective employment agreements with our company.

Critical Accounting Policies

We believe that application of the following accounting policies, which are critical to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Use of Estimates.    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, obligations for environmental, reclamation, and closure matters, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies  Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.  Actual results could differ from these estimates.

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

Mineral Acquisition Costs.    The costs of acquiring land and mineral rights are considered tangible assets.  Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred.  If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

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

If a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

Impairment of Long-Lived Assets.    We evaluate our long-lived assets for impairment.  If impairment indicators exist, we perform additional analysis to quantify the amount by which capitalized costs exceed recoverable value.  The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values.  As of December 31, 2009, our mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions.  Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

Asset Retirement Obligation.    All items of property and equipment are carried at cost not in excess of their estimated net realizable value.  Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Stock Based Compensation.    We record compensation expense for the fair value of stock options that are granted.  Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

Foreign Currency Translation.  The local currency where our properties are located, the Mexican peso, is the functional currency for our subsidiaries.  Assets and liabilities are translated using the exchange rate in effect at the balance sheet date.  Intercompany equity accounts are translated using historical rates.  Revenues and expenses are translated at the average exchange rate for the year.  Translation adjustments are not included in the determination of net loss for the period and are reported as a separate component of shareholders' equity.

Income Taxes.  Income taxes are computed using the liability method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards.  Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized.  Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.  Further, the evaluation has determined that there are no uncertain tax positions required to be disclosed.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards.  We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on us.  We adopted the following new accounting standards during 2009:

Accounting Standards Codification - In June, 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASU’s).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on our consolidated financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February, 2010.  The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  We adopted the updated guidance in 2009.  The adoption had no impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates.     The following accounting standards updates were recently issued and have not yet been adopted by us.  These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the first quarter of 2010.

ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard will be effective January 1, 2010.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

We currently do not have any production but expect to produce gold and silver in the near future.  If we commence production and sales, changes in the price of gold and other minerals could significantly affect our results of operations and cash flows in the future.  We do not presently expect to hedge the sale of any of our anticipated production.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Management's Report on Internal Controls over Financial Reporting	34

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets at December 31, 2009 and 2008	36

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, and for the period from Inception (August 24, 1998) to December 31, 2009	37

Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (August 24, 1998) to December 31, 2009	38

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007, and for the period from Inception (August 24, 1998) to December 31, 2009	41

Notes to Consolidated Financial Statements	42

GOLD RESOURCE CORPORATION
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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gold Resource Corporation
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009, and the period August 24, 1998 (inception) to December 31, 2009.  We also have audited Gold Resource Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Gold Resource Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009, and the period August 24, 1998 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Gold Resource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

March 12, 2010
Denver, Colorado

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
as of December 31, 2009 and 2009

	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$6,752,325	$3,534,578
Restricted cash	11,436,074	-
Prepaid and refundable taxes	2,132,495	-
Other current assets	380,511	202,890
Total current assets	20,701,405	3,737,468

Land and mineral rights	226,610	226,610
Property and equipment - net	1,726,278	812,219
Other assets	10,465	4,721
Total assets	$22,664,758	$4,781,018

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$724,439	$1,753,285
Total current liabilities	724,439	1,753,285

Asset retirement obligation	1,991,987	-

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 60,000,000 shares authorized:
48,100,284 and 36,087,556 shares issued and outstanding, respectively	48,100	36,088
Additional paid-in capital	95,692,273	43,686,779
(Deficit) accumulated during the exploration stage	(74,817,721)	(40,688,414)
Other comprehensive income (loss):
Currency translation adjustment	(974,320)	(6,720)
Total shareholders' equity	19,948,332	3,027,733

Total liabilities and shareholders' equity	$22,664,758	$4,781,018

The accompanying notes are an integral part of these financial statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2009, 2008, and 2007
and for the period from Inception (August 24, 1998) to December 31, 2009

				Inception
				(August 24, 1998) to
	2009	2008	2007	December 31, 2009

Revenue:
Gold sales	$-	$-	$-	$-

Costs and Expenses:
Property exploration and evaluation	7,811,371	8,171,396	5,731,771	24,485,210
Engineering and construction	20,994,436	14,501,461	-	35,495,897
Management contract - US Gold, related party	-	-	-	752,191
General and administrative	5,211,004	3,552,007	2,539,604	14,416,382
Depreciation	166,993	123,948	47,480	363,708
Total costs and expenses	34,183,804	26,348,812	8,318,855	75,513,388

Operating (loss)	(34,183,804)	(26,348,812)	(8,318,855)	(75,513,388)

Other income:
Interest income	54,497	333,609	242,513	695,667

(Loss) before income taxes	(34,129,307)	(26,015,203)	(8,076,342)	(74,817,721)

Provision for income taxes	-	-	-	-

Net (loss)	(34,129,307)	(26,015,203)	(8,076,342)	(74,817,721)

Other comprehensive income:
Currency translation gain (loss)	(967,600)	63,536	(89,939)	(974,320)

Net comprehensive (loss)	$(35,096,907)	$(25,951,667)	$(8,166,281)	$(75,792,041)

Net (loss) per common share:
Basic and Diluted	$(0.78)	$(0.76)	$(0.28)

Weighted average shares outstanding:
Basic and Diluted	43,764,703	34,393,854	28,645,038

The accompanying notes are an integral part of these financial statements

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period from Inception (August 24, 1998) to December 31, 2009

	Number of	Par Value of	Additional		Comprehensive	Total
	Common	Common	Paid - in	Accumulated	Income	Shareholders'
	Shares	Shares	Capital	(Deficit)	(Loss)	Equity (Deficit)

Balance at Inception, August 24, 1998	-	$-	$-	$-	$-	$-

Shares for contributed capital at
$0.005 per share - related parties	2,800,000	2,800	(1,400)	-	-	1,400
Net (loss)	-	-	-	(1,657)	-	(1,657)
Balance, December 31, 1998	2,800,000	2,800	(1,400)	(1,657)	-	(257)

Shares for contributed capital at
$0.005 per share - related parties	1,000,000	1,000	(500)	-	-	500
Net (loss)	-	-	-	(663)	-	(663)
Balance, December 31, 1999	3,800,000	3,800	(1,900)	(2,320)	-	(420)

Shares issued for management contract
at $0.17 per share - related party	1,226,666	1,226	202,578	-	-	203,804
Net (loss)	-	-	-	(205,110)	-	(205,110)
Balance, December 31, 2000	5,026,666	5,026	200,678	(207,430)	-	(1,726)

Shares issued for management contract
at $0.14 per share - related party	1,333,334	1,334	187,053	-	-	188,387
Conversion of debentures at
$0.25 per share - related parties	200,000	200	49,800	-	-	50,000
Sale of shares for cash at $0.25 per share			204,180	-	-	205,000
Net (loss)	-	-	-	(346,498)	-	(346,498)
Balance, December 31, 2001	7,380,000	7,380	641,711	(553,928)	-	95,163

Shares issued for cash at $0.25 per share			97,608	-	-	98,000
Shares issued for cash at $0.17 per share			223,322	-	-	224,673
Net (loss)	-	-	-	(788,629)	(17)	(788,646)
Balance, December 31, 2002	9,123,352	9,123	962,641	(1,342,557)	(17)	(370,810)

Shares issued for cash at $0.25 per share			143,673	-	-	144,250
Share issuance costs forgiven	-	-	25,327	-	-	25,327
Net (loss)	-	-	-	(496,046)	29	(496,017)
Balance, December 31, 2003	9,700,352	9,700	1,131,641	(1,838,603)	12	(697,250)

Shares issued for cash at $0.25 per share			151,392	-	-	152,000
Shares issued in repayment of loan related
to exploration agreement at
$0.42 per share	1,200,000	1,200	498,800	-	-	500,000
Shares issued as stock grant at
$0.25 per share	600,000	600	149,400	-	-	150,000
Net (loss)	-	-	-	(853,593)	(73)	(853,666)
Balance, December 31, 2004	12,108,352	12,108	1,931,233	(2,692,196)	(61)	(748,916)

Stock grant at $0.25 per share	1,750,000	1,750	435,750	-	-	437,500
Stock option exercised at $0.25 per share			2,490	-	-	2,500
Stock issued for cash at $0.25 per share			68,724	-	-	69,000
Stock issued for satisfaction of payables
at $0.25 per share	1,280,000	1,280	318,720	-	-	320,000
Shares issued for cash at $0.47 per share			1,272,271	-	-	1,275,000
Shares issued for cash at $0.50 per share			60,878	-	-	61,000
Shares issued for cash at $0.50 per share			14,970	-	-	15,000
Net (loss)	-	-	-	(1,217,911)	200	(1,217,711)
Balance, December 31, 2005	18,304,852	18,305	4,105,036	(3,910,107)	139	213,373

Stock options exercised at $0.25 per share			59,760	-	-	60,000
Stock options granted	-	-	147,050	-	-	147,050
Director stock grant at $1.00 per share	100,000	100	99,900	-	-	100,000
Shares issued for cash at $1.00 per share,
net of issue costs	4,600,000	4,600	4,346,600	-	-	4,351,200
Shares issued for investor relations
services at $1.14 per share	280,000	280	319,720	-	-	320,000
Shares issued for cash at $1.20 per share,
net of issue costs	4,322,000	4,322	4,924,378	-	-	4,928,700
Shares issued for investment banking
services at $1.20 per share	257,700	257	(257)	-	-	-
Employee stock grants at $1.71 per share			59,815	-	-	59,850
Net (loss)	-	-	-	(2,686,762)	19,544	(2,667,218)
Balance, December 31, 2006	28,139,552	28,139	14,062,002	(6,596,869)	19,683	7,512,955

Shares issued for investor relations
services at weighted average price
of $3.39 per share	170,000	170	575,598	-	-	575,768
Shares issued for consulting services in
Mexico at $3.68 per share	15,000	15	55,185	-	-	55,200
Stock options granted	-	-	99,482	-	-	99,482
Shares issued for cash at $4.00 per share,
net of issue costs	5,558,500	5,559	21,706,441	-	-	21,712,000
Shares issued for investment banking
services	263,900	264	(264)	-	-	-
Net (loss)	-	-	-	(8,076,342)	(89,939)	(8,166,281)
Balance, December 31, 2007	34,146,952	34,147	36,498,444	(14,673,211)	(70,256)	21,789,124

Stock options granted	-	-	1,956,806	-	-	1,956,806
Shares issued for investor relations
services at $4.25 per share	10,000	10	42,460	-	-	42,470
Stock options exercised at $1.00 per share	260,604	261	180,739	-	-	181,000
Shares issued for cash at $3.00 per share	1,670,000	1,670	5,008,330	-	-	5,010,000
Net (loss)	-	-	-	(26,015,203)	63,536	(25,951,667)
Balance, December 31, 2008	36,087,556	36,088	43,686,779	(40,688,414)	(6,720)	3,027,733

Stock options granted	-	-	2,843,506	-	-	2,843,506
Stock options exercised, cashless exercise	677,933	677	(677)	-	-	-
Shares issued for cash at $3.00 per share	4,330,000	4,330	12,985,670	-	-	12,990,000
Shares issued for cash at $4.00 per share	5,000,000	5,000	19,995,000	-	-	20,000,000
Shares issued for cash at $8.185 per share	1,954,795	1,955	15,998,045	-	-	16,000,000
Stock options exercised at $3.68 per share	50,000	50	183,950	-	-	184,000
Net (loss)	-	-	-	(34,129,307)	(967,600)	(35,096,907)
Balance, December 31, 2009	48,100,284	$48,100	$95,692,273	$(74,817,721)	$(974,320)	$19,948,332

The accompanying notes are an integral part of these financial statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2009, 2008, and 2007
and for the period from Inception (August 24, 1998) to December 31, 2009

				Inception
				(August 24, 1998) to
	2009	2008	2007	December 31, 2009

Cash flows from operating activities:
Net (loss)	$(34,129,307)	$(26,015,203)	$(8,076,342)	$(74,817,721)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	166,993	123,948	47,480	363,708
Asset retirement obligation	1,991,987	-	-	1,991,987
Stock compensation	2,843,506	1,999,276	730,450	6,787,632
Management fee paid in stock	-	-	-	392,191
Related party payable paid in stock	-	-	-	320,000
Foreign currency translation adjustment	(967,600)	63,536	(89,939)	(974,320)
Issuance cost forgiven	-	-	-	25,327
Changes in operating assets and liabilities:
Restricted cash	(11,436,074)	-	-	(11,436,074)
Prepaid and refundable taxes	(2,132,495)	-	-	(2,132,495)
Other current assets	(174,359)	(162,212)	162,172	(380,511)
Accounts payable and accrued liabilities	(1,028,846)	984,833	317,289	724,439
Other	(9,006)	-	-	(13,575)
Total adjustments	(10,745,894)	3,009,381	1,167,452	(4,331,691)
Net cash (used in) operating activities	(44,875,201)	(23,005,822)	(6,908,890)	(79,149,412)

Cash flows from investing activities:
Capital expenditures	(1,204,253)	(657,816)	(456,152)	(2,439,787)
Net cash (used in) investing activities	(1,204,253)	(657,816)	(456,152)	(2,439,787)

Cash flows from financing activities:
Proceeds from initial public stock offering	-	-	-	4,351,200
Proceeds from other sales of stock	48,990,000	5,010,000	21,712,000	82,889,623
Proceeds from exercise of options	184,000	181,000	-	427,500
Proceeds from debentures - founders	-	-	-	50,000
Proceeds from exploration funding agreement - Canyon Resources	-	-	-	500,000
Net cash provided by financing activities	49,174,000	5,191,000	21,712,000	88,218,323

Effect of exchange rates on cash and equivalents:	123,201	-	-	123,201

Net increase (decrease) in cash and equivalents	3,217,747	(18,472,638)	14,346,958	6,752,325

Cash and equivalents at beginning of period	3,534,578	22,007,216	7,660,258	-

Cash and equivalents at end of period	$6,752,325	$3,534,578	$22,007,216	$6,752,325

Supplemental Cash Flow Information
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$-	$-	$-	$500,000
Conversion of founders debentures into
common stock	$-	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

1.     Summary of Significant Accounting Policies

Basis of Presentation.    Gold Resource Corporation (the "Company") was organized under the laws of the State of Colorado on August 24, 1998.  The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company.  It plans to develop mineral properties and ultimately become a producer of gold, silver, and base metals.  The Company has not generated any revenues from operations.  The consolidated financial statements included herein are expressed in United States dollars, the Company's reporting currency.  The accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation.    The consolidated financial statements include the accounts of the Company and its wholly owned Mexican corporation subsidiaries.  The significant subsidiaries are Don David Gold S.A. de C.V. and Golden Trump Resources S.A. de C.V.  The expenditures of Don David Gold and Golden Trump Resources are generally incurred in Mexican pesos.  Significant intercompany accounts and transactions have been eliminated.

Reclassifications:    Certain amounts previously presented for prior periods have been reclassified to conform with the current presentation.  The reclassifications had no effect on net loss, total assets, or total shareholders’ equity.

Restricted Cash:    Pursuant to the terms of two subscription agreements that were closed during 2009, the Company agreed to reserve cash proceeds of $12,000,000, for specific purposes.  Under the first agreement, $4,000,000 was restricted for the purpose of additional exploration at the El Aguila Project.  Under the second agreement, $8,000,000 was restricted for the purpose of constructing a decline ramp, drifts and crosscuts, and associated surface facilities to support underground development and mining of the La Arista vein.

The restricted cash balances were placed in separate interest bearing bank accounts.  Transfer of funds from the restricted bank accounts requires the approval of Hochschild Mining Holdings Limited (“Hochschild”). The approval process includes the presentation of documentation that demonstrates use of the funds for the intended purpose.

Use of Estimates.    The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, obligations for environmental, reclamation, and closure matters, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies.  Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.  Actual results could differ from these estimates.

Cash and Cash Equivalents.    Cash and cash equivalents consists of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and carried at cost, which approximates fair value.

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

As of December 31, 2009, none of the Company’s mineralized material met the definition of proven or probable reserves.

Mineral Acquisition Costs.    The costs of acquiring land and mineral rights are considered tangible assets.  Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred.  If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

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

If a project commences commercial production, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

Impairment of Long-Lived Assets.    The Company evaluates its long-lived assets for impairment.  If impairment indicators exist, the Company performs additional analysis to quantify the amount by which capitalized costs exceed recoverable value.  The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values.  As of December 31, 2009, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions.  Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

Property and Equipment.    All items of property and equipment are carried at cost not in excess of their estimated net realizable value.  Normal maintenance and repairs are charged to operations while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Depreciation.    Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Trucks and autos	4 to 5 years
Office furniture and equipment	5 to 10 years
Computer hardware and software	3 to 6 years
Exploration equipment	6 to 8 years

Asset Retirement Obligations.    The Company’s mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service.  A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations.  For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the unit of production method.

Stock Based Compensation.    The Company records compensation expense for the fair value of stock options that are granted.  Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

Net Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During the years ended December 31, 2009, 2008, and 2007, the calculation excluded potential dilution of 3,745,000, 3,683,000, and 2,650,000 shares, respectively, because the effect would have been anti-dilutive.

Income Taxes.    Income taxes are computed using the liability method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards.  Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized.  Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.  Further, the evaluation has determined that there are no uncertain tax positions required to be disclosed.

Comprehensive Income.    Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Equity.  Accumulated other comprehensive income (loss) is composed of foreign currency translation effects.

Fair Value of Financial Instruments.    ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information  about financial instruments.  ASC 820, “Fair Value Measurements” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principals, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009.

The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, cash equivalents, restricted cash, prepaid and refundable taxes, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Concentration of Credit Risk.    Some of the Company's operating cash balances are maintained in accounts that currently exceed federally insured limits.  The Company believes that the financial strength of depositing institutions mitigate the underlying risk of loss.  To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Foreign Operations.    The Company's present mining activities are in Mexico.  As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

Foreign Currency Translation.    The local currency where the Company’s properties are located, the Mexican peso, is the functional currency for the Company's subsidiaries.  Assets and liabilities are translated using the exchange rate in effect at the balance sheet date.  Intercompany equity accounts are translated using historical rates.  Revenues and expenses are translated at the average exchange rate for the year.  Translation adjustments are not included in the determination of net loss for the period and are reported as a separate component of shareholders' equity.

Prepaid and Refundable Taxes.    In Mexico, value added taxes (IVA) are assessed on purchases of materials and services.  Businesses are generally entitled to recover the taxes they have paid, either as a refund or as a credit against future taxes payable.  For the period from inception through 2008, substantially all of the Company’s refund claims were initially denied by the tax authorities.  Accordingly, the Company provided a full valuation allowance for potentially refundable IVA.  During 2009, the Company was successful in establishing the validity of its claims and received IVA refunds in the amount of $1,075,266.  Furthermore, it appears that the tax authorities will honor the Company’s claims for substantially all of the IVA paid during 2009.  Amounts recorded as prepaid and refundable taxes in the consolidated financial statements represent the estimated recoverable payments made during 2009.  Although the taxing authorities may reconsider claims filed for previous years, significant uncertainties regarding ultimate recovery preclude recognition of an asset for taxes paid in prior years.

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

Accounting Standards Codification - In June, 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (ASUs).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Subsequent Events - In May, 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February, 2010.  The update sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The Company adopted the updated guidance in 2009.  The adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates.     The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

ASU 2010-6 amends existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU will be effective for the first quarter of 2010.

ASU 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. This standard will be effective January 1, 2010.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.     Mineral Properties

The Company currently has an interest in five properties, the El Aguila project, the El Rey property, the Las Margaritas property, the Solaga property, and the Alta Gracia property.

The El Aguila Project.  Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana from a shareholder.  The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form.  The Company has made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due.  Subject to minimum exploration requirements, there is no expiration term for the lease.  The Company may terminate it at any time upon written notice to the lessor and the lessor may terminate it if the Company fails to fulfill any of its obligations.  The El Aguila and El Aire concessions make up the El Aguila project and the La Tehuana concession makes up the Las Margaritas property.

The Company has filed for and received additional concessions for the El Aguila project that total an additional 8,492 hectares.  These additional concessions are not part of the concessions leased from the shareholder, and bring the Company’s interest in the El Aguila project to an aggregate of 9,463 hectares.  The mineral concessions making up the El Aguila project are located within the Mexican State of Oaxaca.

The 2009 drilling program continued to explore a relatively new area of mineralization at the El Aguila Project known as the La Arista vein area, approximately two kilometers from the mill site.  The mineralized material in this area is targeted to be mined using underground methods.

The El Rey Property.  The Company has acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by the Company as the El Rey property.  These concessions total 892 hectares and are subject to a 2% royalty on production payable to a shareholder.  The Company has conducted minimal exploration and drilling on this property to date.

The El Rey property is an exploration stage property with no known reserves.  It is approximately 64 kilometers (40 miles) from the El Aguila project.  There is no plant or equipment on the El Rey property.  If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila project mill.

The Las Margaritas Property.  The Las Margaritas property is made up of the La Tehuana concession.  The Company leased this property in October 2002 from a shareholder.  It is comprised of approximately 925 hectares located adjacent to the El Aguila property.  To date, the Company has conducted limited surface sampling, but no other significant exploration activities at the property.

The Solaga Property.  In February 2007, the Company leased a 100% interest in a property known as the Solaga property from an entity partially owned by a shareholder.  The property totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila project.  A dormant silver mine is located on the Solaga property which was in production as recently as the 1980’s, however the Company cannot estimate if or when the mine will reopen.  The lease requires the Company to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production.  The Company has not conducted any exploration activities at the property.

The Alta Gracia Property.  In August 2009, the Company acquired claims adjacent to the Las Margaritas property in the Alta Gracia mining district by filing concessions under the Mexican mining laws.  The Company refers to this property as the Alta Gracia property.  These concessions are comprised of three mining claims, the David 1, the David 2 and La Hurradura.  The concessions total 5,175 hectares, and the acquisition of these claims extended the Company’s land position along what is known as the San Jose structural corridor to just over 16 kilometers.  To date, the Company has not conducted significant exploration activities at the property.

As of December 31, 2009, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

3.     Property and Equipment

At December 31, 2009 and 2008, property and equipment consisted of the following:

	2009	2008
Trucks and autos	$424,527	$291,876
Office furniture and equipment	491,447	137,678
Exploration equipment	916,879	570,794
Other support equipment	228,110	--
Subtotal	2,060,963	1,000,348
Accumulated depreciation	(334,685)	(188,129)
Total	$1,726,278	$812,219

Depreciation expense for the years ended December 31, 2009, 2008, and 2007 was $166,993, $123,948, and $47,480, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

4.     Income Taxes

Income (Loss) before income taxes, segregated as to the U. S. and foreign components, is as follows:

	2009	2008	2007
U. S.	$(2,947,251)	$(12,697,644)	$(3,002,018)
Foreign	(31,182,056)	(13,317,559)	(5,074,324)
Total	$(34,129,307)	$(26,015,203)	$(8,076,342)

At December 31, 2009, the Company has tax loss carry-forwards for U. S. tax purposes approximating $6,260,000, which primarily expire from 2026 to 2029. The principal difference between the net loss reported for financial reporting purposes and the taxable loss reported for tax purposes relates to the taxation of foreign subsidiaries.  Secondly, stock based compensation expenses are generally deductible for tax purposes in different periods and in different amounts than the expense recognized for financial reporting purposes.  Finally, certain expenditures for property and equipment are capitalized for tax purposes, but not for financial reporting purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Tax loss carryforward – U. S.	$2,129,000	$2,996,000
Tax loss carryforward – Foreign	19,321,000	7,877,000
Stock based compensation	350,000	814,000
Property and equipment	3,700,000	2,188,000
Total deferred tax assets	25,500,000	13,875,000
Valuation allowance	(25,500,000)	(13,875,000)
Net deferred tax asset	$--	$--

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.  The change in the valuation allowance was approximately $11,625,000 during 2009.

A reconciliation of taxes reported at the Company’s effective tax rate and the U. S. federal statutory tax rate is comprised of the following components:

	2009		2008	2007
Tax at statutory rates	$	(11,604,000)	$(8,845,000)	$(2,746,000)
Increase (reduction) in taxes due to:
Stock based compensation		--	--	34,000
Valuation allowance		11,604,000	8,845,000	2,712,000
Tax provision		$--	$--	$--

5.     Shareholders' Equity

Effective February 21, 2005, the Company declared and effected a 100% forward stock split where one additional share of common stock, par value $0.001, was issued for each common share outstanding as of that date. All of the financial information in this report has been adjusted to reflect the effect of this two-for-one stock split.

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

In September 2001, the Company commenced the sale of its common shares under exemptions offered by federal and state securities regulations.  During 2001 the Company sold 820,000 shares at $0.25 per share (total $205,000).

During 2002, the Company sold 392,000 shares at $0.25 per share ($98,000) to various parties and 1,351,352 shares at approximately $0.17 per share ($224,673) to an institutional investor, RMB International (Dublin) Limited ("RMB").

During 2003, the Company sold 577,000 shares at $0.25 per share raising net proceeds of $144,250.  Effective September 30, 2003, U.S. Gold acquired the RMB shares in exchange for U.S. Gold shares, and terminated the obligation of the Company to pay RMB approximately $25,327 in transaction costs, which was added back into paid-in-capital.

During 2004, the Company sold 608,000 shares at $0.25 per share raising net proceeds of $152,000.  Also during 2004, the Company issued 1,200,000 shares valued at approximately $0.42 per share to Canyon Resource Corporation for repayment of a loan for funding of exploration cost at the El Aguila property.  Also during 2004, the Company made a stock grant of 600,000 shares at $0.25 per share or $150,000 to a consultant of the Company.

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

On December 5, 2007, the Company completed the sale of 5,558,500 shares of common stock in a private placement for a price of $4.00 per share, for aggregate gross proceeds of $22,234,000.  The sales were made pursuant to a subscription agreement between the Company and each subscriber.  In connection with the private placement, the Company agreed to pay finders’ fees of $522,000 cash and 263,900 shares of common stock.

Effective January 13, 2008, the Company agreed to issue 10,000 restricted shares of common stock for investor relations consulting services.  The 10,000 shares were valued at $4.247 per share or $42,470.

During the year ended December 31, 2008, a Director of the Company exercised options to purchase 100,000 shares of the Company's common stock at the exercise price of $1.00 per share for total cash proceeds of $100,000.

Effective July 28, 2008, an officer exercised options to purchase 87,000 shares of common stock at $1.00 per share.  The officer elected the “cashless exercise” method for payment, under which he immediately surrendered 19,333 shares of common stock that he would have otherwise been entitled to receive.  These shares were valued at $4.50 per share, for a total valuation of $87,000.  The transaction resulted in a net increase of 67,667 common shares outstanding.

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

On December 5, 2008, the Company entered into a subscription agreement and a strategic alliance agreement with Hochschild Mining Holdings Limited (Hochschild).  Under the terms of the subscription agreement, the Company sold 1,670,000 restricted shares of its common stock to Hochschild at $3.00 per share for total cash proceeds of $5,010,000.  Under the terms of the strategic alliance agreement the Company granted Hochschild an option to purchase an additional 4,330,000 shares of its restricted common stock at a price of $3.00 per share for total cash proceeds of $12,990,000.  The option was exercised on February 25, 2009.  The strategic alliance agreement also contains a number of additional covenants between the parties.

On June 30, 2009, the Company entered into a subscription agreement with Hochschild to sell 5,000,000 shares of its restricted common stock at a price of $4.00 per share, or a total of $20,000,000.  The transaction was completed in two tranches. Simultaneously with the execution of the subscription agreement, the Company sold 1,250,000 shares of common stock for gross proceeds of $5,000,000.  The closing for the remaining 3,750,000 shares of common stock was held on July 20, 2009. The Company agreed to reserve $4,000,000 of the gross proceeds for exploration activities.

Effective October 2, 2009, a consultant exercised options to purchase 50,000 shares of restricted common stock at $3.68 per share for total cash proceeds of $184,000.

On December 17, 2009, the Company entered into a subscription agreement with Hochschild to sell 1,954,795 shares of restricted common stock at $8.185 per share for gross proceeds of $16,000,000.  A portion of the proceeds will be used to continue the development of the mill and mine at the El Aquila project. The Company agreed to reserve $8,000,000 of the proceeds for underground mining expenses at the La Arista Vein.

During the year ended December 31, 2009, the Company issued 677,933 shares of common stock pursuant to the exercise of stock options by officers and directors.  Two option-holders exercised 913,000 options using the “cashless exercise” method for payment, whereby each option-holder immediately surrendered shares of common stock that he would have otherwise been entitled to receive.  In the aggregate, the option-holders exercised 913,000 options and immediately surrendered 235,067 shares of common stock, resulting in a net issuance of 677,933 shares of common stock.  The Company received no cash proceeds in the transactions.

6.     Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the "Plan").  The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted.  The maximum number of common shares subject to grant under the Plan is 6,000,000.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The option pricing model requires the input of subjective assumptions which are based on several different criteria.  Expected volatility is based on the historical price volatility of the Company’s common stock.  Expected dividend yield is assumed to be nil, as the Company has not paid dividends since inception. Based on historical experience, forfeitures and cancellations are not significant.  The expected life is estimated in accordance with Staff Accounting Bulletin No. 107, “Share-Based Payment” for plain vanilla options.  Risk free interest rates are based on US government obligations with a term approximating the expected life of the option.

The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the years ended December 31, 2009, 2008, and 2007 was $ 2,843,506, $1,956,806, and $99,482 respectively.  The estimated unrecognized compensation cost from unvested options as of December 31, 2009 was approximately $614,588, which is expected to be recognized over the remaining vesting period of 2.4 years.

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

Effective April 23, 2009, grants covering 1,000,000 shares were issued to officers and directors at an exercise price of $3.95 and a term of ten years.  The options vested upon issuance.  The grant date fair value was calculated as $2,575,000 ($2.575 per option) using the following assumptions:  expected life of five years, stock price of $3.95 at date of grant, dividend yield of 0%, interest rate of 1.9%, and volatility of 81%.

Effective September 23, 2009, grants covering 75,000 shares of common stock were issued to an employee at an exercise price of $7.00 and a term of ten years.  The options vest over a three year period.  The grant date fair value was calculated as $331,787 ($4.423 per option) using the following assumptions:  expected life of five years, stock price of $7.00 at date of grant, dividend yield of 0%, interest rate of 1.5%, and volatility of 78%.

The weighted average grant date fair value of options granted was $2.70 per option during 2009 and $1.90 per option during 2008.  The weighted average grant date fair value of options vested was $2.56 per option during 2009 and $1.78 per option during 2008.

The following table summarizes annual activity for all stock options for each of the three years ended December 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2007	2,600,000	$0.60	$3,130,000	2,550,000
Granted	50,000	$3.68	--	--
Outstanding, December 31, 2007	2,650,000	$0.65	$10,058,500	2,650,000
Granted	1,320,000	$3.54	--	--
Exercised	(287,000)	$1.00	$717,500	--
Outstanding, December 31, 2008	3,683,000	$1.66	$6,932,500	3,413,000
Granted	1,075,000	$4.16	--	--
Exercised	(963,000)	$1.14	$2,901,456	--
Expired	(50,000)	$4.45	--	--
Outstanding, December 31, 2009	3,745,000	$2.48	$32,850,250	3,500,000

The following table summarizes information about outstanding stock options as of December 31, 2009:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25	1,400,000	4.0	$0.25	1,400,000	$0.25	$15,400,000
$3.40	1,000,000	8.2	$3.40	1,000,000	$3.40	$7,850,000
$3.74 -$4.51	270,000	8.6	$3.91	100,000	$3.91	$727,900
$3.95	1,000,000	9.3	$3.95	1,000,000	$3.95	$7,300,000
$7.00	75,000	9.7	$7.00	--		--
	3,745,000		$2.48	3,500,000	$2.20	$31,277,900

 7.     Asset Retirement Obligations

During the year ended December 31, 2009, the Company incurred an obligation for its El Aguila project which includes estimated reclamation, remediation and closure costs based on local government requirements.  The estimated present value of the obligation is $1,991,987, all of which was charged to operations.  There were no other liability additions, liability settlements, revision in estimated cash flows or accretion expense for the current period.

8.     Commitments and Contingencies

The Company leases office space in Denver, Colorado under an agreement that expires in April 2010.  Required payments approximate $2,500 per month.  Remaining minimum lease obligations for future calendar years will be $10,000 in 2010.  Rent expense for 2009, 2008, and 2007 was $34,800, $29,900 and $27,000, respectively.

Effective January 1, 2008, the Company entered into amended employment agreements with William W. Reid, President and Chief Executive Officer, and David C. Reid, Vice President.  The employment agreements have a three year term and increase William Reid’s base salary to $300,000 annually and increase David Reid’s base salary to $212,000 annually.  In addition, the period for severance payments under certain circumstances was increased to 35 months.  The Company also executed a formal written employment agreement with Jason D. Reid, who will serve as Vice President of Corporate Development for a three year term at an annual base salary of $150,000. The employment agreements all provide that the officers are each eligible to receive incentive compensation such as stock options or bonuses solely in the discretion of the Board of Directors.  Each officer is entitled to certain payments in the event his employment is terminated under certain circumstances.  If the Company terminates the agreement "without cause," or the officer terminates the agreement "with good reason," the Company would be obligated to pay 35 months of compensation in accordance with its regular pay periods.  Termination of the employment contract by an officer “with good reason” includes a change in control.

9.     Related Party Transactions

The Company has certain contractual agreements with Jose Perez Reynoso, a shareholder of the Company.  Mr. Reynoso served as the general manager of the Company’s Mexico operations on a consulting basis and was paid $162,500, $140,000, and $113,000, for the years ended December 31, 2009, 2008, and 2007, respectively.  In addition, the Company leased three mining concessions from Mr. Reynoso, El Aguila, El Aire, and La Tehuana.  The lease required advance royalty payments of $260,000, all of which have been paid, and will require a 4% net smelter return royalty when production is sold in the form of gold/silver doré and 5% for production sold in concentrate form.  Mr. Reynoso is also a part owner in an entity from which the Company leased its interest in the Solaga property.

10.     Subsequent Events

On March 8, 2010 the Company completed a sale of stock pursuant to a subscription agreement with Hochschild for 600,000 restricted shares of the Company’s common stock at $8.62 per share for total cash proceeds of $5,172,000.

[REMAINDER OF PAGE INTENTIONALLY BLANK]

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2009, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures were effective.

(b)           There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serve as our officers and directors as of March 12, 2010:

Name	Age	Positions With the Company	Board Position Held Since

William W. Reid	61	President, Chief Executive Officer and Director	1998
David C. Reid	60	Vice President, Secretary, Treasurer and Director	1998
Bill M. Conrad	53	Director	2006
Isac Burstein	42	Director	2009
Frank L. Jennings	59	Chief Financial Officer	N/A
Jason D. Reid	37	Vice President of Corporate Development	N/A

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

The following information summarizes the business experience of each of our officers and directors for at least the last five years:

William W. Reid.  William Reid has served as a director and our President and Chief Executive Officer since our inception in 1998.  Since August 2005, Mr. Reid has devoted all of his business time to our affairs.  From 1977 to August 18, 2005, he served as the president, chief executive officer and chairman of the board of directors of US Gold Corporation, a Colorado corporation engaged in the exploration of gold mining properties (“US Gold”).  During his tenure with US Gold, that entity acquired, developed and produced gold from five different mines, but has not produced any revenue since 1990.  The securities of US Gold are traded on the NYSE Amex.  Our Board believes that Mr. Reid’s 38 years in the mining business, including experience as a geologist, mine finder, mine developer, mine financier and mine operator provide the appropriate experience and qualifications to serve as a member of our Board.  With the exception of US Gold, Mr. Reid has not served on the boards of any other public companies or registered investment companies in the past five years.  Mr. Reid received a Bachelor of Science in physics in 1970 and a Master's Degree in Economic Geology in 1972 from Purdue University.

David C. Reid.  David Reid has served as a director and our Vice President since our inception in 1998.  Since August 2005, he has devoted all of his time to our business and affairs.  From 1977 to August 18, 2005, he was the vice president and a director of US Gold during the time that it acquired, developed and produced gold.  Our Board believes that David Reid's 38 years in the mining business, including experience as a geologist, mine finder, mine developer, mine financier and mine operator, provides him with the appropriate experience and qualifications to serve as a member of our Board.  With the exception of US Gold, Mr. Reid has not served on the boards of any other public companies or registered investment companies in the past five years.  Mr. Reid received a Bachelor of Science degree in geology from Ball State University in 1972.

Bill M. Conrad.  Mr. Conrad was elected to the Board of Directors on June 1, 2006.  From May 2005 until September 2008, Mr. Conrad served as the vice-president and secretary of Brishlin Resources, Inc., now known as Synergy Resources Corporation, a Colorado corporation engaged in the oil and gas industry.  Mr. Conrad continues to serve as a director of Synergy Resources, a position he has held since the company’s inception in 2005.  From February 2002 until June 2005, Mr. Conrad served as president and a director of Wyoming Oil & Minerals, Inc., and from May 2000 until April 2003, he served as vice president and a director of New Frontier Energy, Inc.  The securities of Wyoming Oil & Minerals, now known as Sun Motor International Inc., New Frontier Energy, and Synergy Resources are quoted on the OTC Bulletin Board.  In 1990, Mr. Conrad co-founded MCM Capital Management Inc. and has served as vice president since that time.  Our Board believes that the management and corporate finance experience developed by Mr. Conrad over many years serving as an executive officer and director of numerous publicly traded companies, as well as his familiarity with relevant accounting principles and financial statement presentation, make him well-qualified to be a director of our company.

Isac Burstein.  Isac Burstein was appointed to the Board of Directors on April 1, 2009.  Mr. Burstein is presently the Corporate Manager of Business Development for Hochschild Mining Plc.  Prior to his current position, Mr. Burstein served Hochschild in various capacities, including as Manager for Project Evaluation, Exploration Manager for Mexico from July 2000 to May 2009 and Exploration Geologist from January 1996 to July 2000.  Mr. Burstein was nominated as a director by Hochschild and appointed to the Board pursuant to the terms of our strategic alliance agreement with Hochschild.  The Board believes that Mr. Burstein’s geological and mining background and his experience in various management positions with Hochschild provide him with the requisite skills and necessary understanding of our industry to serve as a member of our Board of Directors.  Mr. Burstein has not served on the board of directors of any other public companies during the past five years.  He holds a BSc in Geological Engineering from the Universidad Nacional de Ingenieria, an MSc in Geology from the University of Missouri and an MBA from Krannert School of Management, Purdue University.

Frank L. Jennings.  Mr. Jennings was appointed to serve as our principal financial officer on June 1, 2006.  He is primarily responsible for financial reporting of our company and with our CEO, oversight of our internal controls.  Mr. Jennings serves our company on a part-time basis as his services are deemed necessary.  Since 2001, Mr. Jennings has been a financial consultant and provides management and financial consulting services primarily to smaller public companies.  From April 2001 to December 2005, he served as the chief financial officer and a director of Global Casinos, Inc., a publicly traded Utah corporation, and from April 2001 to April 2005, he served as the chief financial officer and a director of OnSource Corporation, now known as Ceragenix Pharmaceuticals, Inc., a publicly traded Delaware corporation.  During his tenure with Global Casinos and Ceragenix Pharmaceuticals, each company was engaged in the gaming industry and each had common stock quoted on the OTC Bulletin Board.  Mr. Jennings received a Bachelor’s degree in economics from Austin College and an MBA degree in Finance from Indiana University.

Jason D. Reid.  Mr. Reid was promoted to Vice President of Corporate Development effective January 2, 2008.  He is responsible for formulating corporate growth strategies, retail and institutional promotion of our company, assisting the CEO with oversight of our financing requirements and overseeing our investor relations programs.  Mr. Reid joined our company in May 2006 as the Corporate Development Assistant.  Mr. Reid received a Bachelor of Science degree in Anthropology with an emphasis on Archaeology in 1995 from Fort Lewis College.  From January 1996 until he joined our company in May 2006, Mr. Reid served as president of Reid Farrier, Inc., formerly known as Reid Fencing, Inc., a business he founded which focused operations in the equine and construction industries.

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

Code of Ethics

In 2009, we adopted a written Code of Ethics that applies to our executive officers, directors and employees.  A copy of the Code of Ethics is filed as an exhibit to this report.

Changes in Procedures by which Security Holders May Recommend Nominees to the Board

There have been no changes to the procedures by which a security holder may recommend a nominee to the Board.  The Board will consider, but is not bound by, shareholder recommendations and is not required to nominate such individuals for positions on the Board.  Any security holder who wishes to recommend a prospective director nominee should do so in writing by sending a letter to the Board of Directors.  The letter should be signed, dated and include the name and address of the security holder making the recommendation, information to enable the Board to verify that the security holder was the holder of record or beneficial owner of the company's securities as of the date of the letter, and the name, address and resume of the potential nominee.  Specific minimum qualifications for directors and director nominees which the Board believes must be met in order to be so considered include, but are not limited to, management experience, exemplary personal integrity and reputation, sound judgment, and sufficient time to devote to the discharge of his or her duties.

Audit Committee

The Audit Committee, comprised of Bill Conrad as chairman, Isac Burstein and William Reid, recommends the selection and appointment of our independent registered public accounting firm to the Board of Directors and reviews the proposed scope, content and results of the audit performed by the accountants and any reports and recommendations made by them.  Messrs. Conrad and Burstein meet the definition of “independent” as defined in Rule 5605 of the NYSE Amex LLC Rules (“Amex Rules”).  William Reid, who also serves as our Chairman and Chief Executive Officer, is not considered independent under the Amex Rules.

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

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

The individuals who served as our principal executive officer and principal financial officer during the year ended December 31, 2009, as well as the other individuals included on the Summary Compensation Table below, are referred to as “named executive officers” throughout this Compensation Discussion and Analysis.

Overview of Compensation Philosophy, Objectives and Policies.  We attempted to meet two main objectives when we designed our executive and employee compensation.  First, the program is intended to be fully competitive so that we may attract, motivate and retain talented executives and key employees.  Second, the program is intended to create an alignment of interests between our executives and key employees, on the one hand, and our shareholders, on the other, such that a portion of each executive’s or key employee’s compensation consists of equity awards.  In this manner, if the price of our stock increases over time, our executive officers, key employees and our shareholders will benefit.  The compensation program is designed to reward performance that supports our principles of building shareholder value, and may also recognize individual performance from time to time.  The Compensation Committee is vested with the authority to review and recommend the compensation program structure and level of compensation for the executive officers, directors and key employees of our company.

Our present compensation structure for the named executive officers generally consists of salary and incentive compensation.  The incentive component consists of a short-term cash portion and a long-term equity portion.  We believe the present structure achieves our compensation objectives; however, the Compensation Committee is presently exploring additional ways to ensure consistency and enhance our company’s compensation program and may add additional components or policies in order to assist our company in achieving its compensation goals more effectively or efficiently.  We believe that the present compensation structure appropriately aligns the interests of the executives and key employees with our shareholders by encouraging equity ownership through awards of stock options and stock grants to executive officers and key employees and to motivate our named executive officers and other key employees to contribute to an increase in shareholder value.  While equity ownership is highly encouraged, we do not presently have a policy that requires our named executive officers or directors to own shares of our stock.

Each January, the Compensation Committee reviews and recommends to the Board the level of compensation for the named executive officers and key employees.  Our Chief Executive Officer reports to the Committee regarding the individual performance of the other named executive officers.  Additionally, the Committee considers recommendations from the named executive officers regarding incentive compensation for key employees who report to that executive officer.

Elements and Mix of Compensation.  Our consideration of base salary ranges for the named executive officers is primarily based upon a review of publicly disclosed compensation information of companies we believe are in our peer group.  The Committee also takes into account work experience, performance, level of responsibility, impact on the business, tenure and potential for advancement within the organization when making decisions about individual compensation packages.  Annual salaries for newly-hired executives are determined at the time of hire taking into account the above factors other than tenure.

Cash bonuses are a form of short-term incentive compensation which may be recommended by the Compensation Committee in its discretion, based on individual and overall company performance.  There is no specific bonus plan or policy in place setting forth timing of awards or establishing specific performance objectives.  The Compensation Committee, in its discretion, determines and recommends the amounts and timing of any bonus awards.  If applicable and in the sole discretion of the Committee, a “merit-based” bonus may be recommended based on criteria such as exceptional performance, assuming additional responsibility without an increase in base compensation, or such other criteria which the Committee may determine from time to time.

The long-term equity compensation component of our compensation program is comprised of equity awards and makes up a significant part of our named executive officers’ compensation package.  Under our Non-Qualified Stock Option and Stock Grant Plan (“Plan”), we are authorized to issue non-qualified stock options, to make grants of stock and award grants of restricted stock to the officers, directors and key employees of our company, including the named executive officers.  There is no specific policy or procedure in place setting forth timing or amount of awards, although the outstanding awards and future compensation are reviewed at least annually.  The Compensation Committee, in its discretion, determines and recommends the amounts and timing of any equity awards.  The stock options are priced based on the closing market price of our common stock on the grant date, which is the date the Board approves the award.  Due to our status as an exploration stage company with no revenue, and our need to conserve working capital, we believe our compensation structure is weighted more toward equity compensation and less toward salary and other forms of cash compensation, with the exception of our current Chief Financial Officer, who we contract with on an hourly basis and who does not receive equity compensation.

Additional benefits provided to executive officers and key employees as part of their compensation packages include health, life and disability insurance.  To the extent the named executive officers participate in these programs, they do so generally on the same basis as our other employees.  Our named executive officers do not receive perquisites and we do not maintain any non-equity incentive plans or deferred compensation plans.

The compensation for our directors is structured similar to that of our named executive officers.  Specifically, the directors receive a combination of cash and equity incentives in the form of stock grants or options to purchase our common stock.  The Compensation Committee reviews the form and amount of such compensation periodically to insure that it is competitive and meeting our objectives discussed above.

Specific Compensation Decisions.  Each of our named executive officers except our Chief Financial Officer receives an annual salary under their terms of his respective employment agreements.  In addition, each of our named executive officers except our Chief Financial Officer has received stock options as part of their current compensation package.

In 2008, our Compensation Committee recommended that we increase the base salaries of our President and Chief Executive Officer and our Vice Presidents to remain competitive with our peer group.  As a result of this decision, William Reid’s base salary increased from $240,000 to $300,000, David Reid’s base salary increased from $170,000 to $212,000 and Jason Reid’s base salary increased from $100,000 to $150,000.  This was due primarily to a sizeable increase in their responsibilities and workload due to the acceleration of our commercial production timetable.  The Compensation Committee considered these increased demands and recommended we further compensate these individuals with cash bonuses and equity compensation in the form of stock options.  The base salaries of the named executive officers (except our Chief Financial Officer) are fixed pursuant to employment agreements with the individuals and remained unchanged in 2009.  No cash bonuses were awarded during 2009.

On April 23, 2009, the Board approved the Compensation Committee’s recommendation of additional equity compensation to the named executive officers in response to the individuals’ efforts, as well as to further motivate them to increase shareholder value.  William Reid received 300,000 stock options, David Reid received 250,000 stock options and Jason Reid received 200,000 stock options.  All of the 2009 awards consisted of non-qualified stock options which vested immediately and expire 10 years from the date of grant.

We believe that these compensation packages, consisting of cash and equity incentive compensation, will meet the objectives set forth above.  Specifically, we believe that the cash salary is competitive and will serve to retain the individuals for the foreseeable future.  The stock options are designed to reward the individuals and the inherent value in the options will help motivate him to further the interests of our shareholders.  The Compensation Committee also has the ability to award discretionary cash incentive compensation in the form of bonuses to the named executive officers.

Executive Compensation

The following table summarizes the total compensation of our named executive officers for the three fiscal years ended December 31, 2009:

2009 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
William W. Reid,	2009	$300,000	$—	$—	$772,551	$—	$—	$1,072,551
Chairman, CEO	2008	300,000	100,000	—	450,848	—	—	850,848
and President(1)	2007	240,000	150,000	—	—	—	—	390,000

Frank L. Jennings,	2009	$—	$—	$—	$—	$—	$115,117	$115,117
CFO	2008	—	—	—	—	—	82,256	82,256
	2007	—	—	—	—	—	49,185	49,185

David C. Reid,	2009	$212,000	$—	$—	$643,793	$—	$—	$855,793
Vice President and	2008	212,000	100,000	—	450,848	—	—	762,848
Director(1)	2007	170,000	100,000	—	—	—	—	270,000

Jason D. Reid	2009	$150,000	$—	$—	$515,034	$—	$—	$665,034
Vice President,	2008	150,000	100,000	—	721,357	—	—	971,357
Corp. Develop.	2007	100,000	75,000	—	—	—	—	175,000

___________________
(1)	The executive officer did not receive additional compensation for his service as a director of our company.
(2)
Valued using the Black-Scholes-Merton option pricing model.   All of the options awarded in 2009 and 2008 vested immediately.  Please refer to Note 6 of the consolidated financial statements dated December 31, 2009, 2008 and 2007 included herein for certain assumptions made in connection with these estimates.

Effective January 1, 2008, in light of our progress to that date and the additional workload required as a result of our company’s construction and financing activities, we amended our employment agreements with Messrs. William and David Reid, and memorialized our employment arrangement with Jason Reid into a written agreement.  Each employment agreement is effective for a three-year term.  Pursuant to the terms of the agreements, William Reid is entitled to an annual salary of $300,000, David Reid is entitled to an annual salary of $212,000 and Jason Reid is entitled to an annual salary of $150,000.  Each individual also participates in health and other insurance programs that we maintain.  The employment agreements are automatically renewable for one-year terms on each successive anniversary of the expiration date unless either party gives notice to the other that they do not wish to renew the agreement, not less than 120 days prior to expiration.

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

In 2008 and 2007, each of our executive officers was awarded a cash bonus.  No cash bonuses were awarded in 2009.  We do not maintain a bonus plan and the awards were granted at the discretion of the Board of Directors.  The Compensation Committee of the Board recommended that bonuses were merited primarily because each officer made a significant individual contribution in an effort to advance our property toward production and to secure the requisite funding.  The awards for each of Messrs. William and David Reid were approved by the disinterested members of the Board.

On April 23, 2009, we granted non-qualified stock options to each of our executive officers in accordance with our Plan.  William Reid received 300,000 options, David Reid received 250,000 options and Jason Reid received 200,000 options to purchase shares of our common stock for $3.95 per share.  All of the 2009 awards vested immediately and expire 10 years from the date of grant.  Non-qualified stock options were also awarded to our executive officers on February 22, 2008.  William and David Reid each received 250,000 options and Jason Reid received 400,000 options to purchase shares of our common stock for $3.40 per share.  Those options also vested immediately and expire 10 years from the date of grant.  The value of these awards, determined using the Black-Scholes-Merton option pricing model, is included in each officer’s total compensation as set forth in the table above.

In addition to our executive officers, we engage Frank Jennings, our financial consultant, who is paid on an hourly basis.  We do not have a written agreement with Mr. Jennings.

2009 Grants of Plan-Based Awards

We do not maintain a non-equity incentive plan, thus those columns are omitted from the table below.  The grants of plan-based equity awards under our Plan to each named executive officer during the year ended December 31, 2009 are as follows:

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(2)
		Threshold(1)	Target	Maximum
		(#)	(#)	(#)	(#)	(#)	($/sh)	($)
William W. Reid	4/23/2009	300,000	300,000	—	—	—	3.95	772,551
David C. Reid	4/23/2009	250,000	250,000	—	—	—	3.95	643,793
Jason D. Reid	4/23/2009	200,000	200,000	—	—	—	3.95	515,034
___________________
(1)	All of the options granted in 2009 vested immediately.
(2)
Calculated using the Black-Scholes-Merton option pricing model based on the maximum number of options that may vest under the award.  Please see Note 6 to the consolidated financial statements dated December 31, 2009, 2008 and 2007 included herein for a description of certain assumptions made in connection with the valuation of these option awards.

As discussed above, each named executive officer was awarded stock options during 2009 to purchase shares of our common stock for $3.95 per share.  The options vested immediately and expire 10 years from the date of grant.

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table summarizes the amount of our executive officers' equity-based compensation outstanding at the fiscal year ended December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares Or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)		(#)	(#)	(#)	($)
William W. Reid	400,000	0	0	0.25	10/9/2013	—	—	—	—
William W. Reid	400,000	0	0	0.25	4/22/2014	—	—	—	—
William W. Reid	250,000	0	0	3.40	2/22/2018	—	—	—	—
William W. Reid	300,000	0	0	3.95	4/23/2019	—	—	—	—
David C. Reid	400,000	0	0	0.25	10/9/2013	—	—	—	—
David C. Reid	200,000	0	0	0.25	4/22/2014	—	—	—	—
David C. Reid	250,000	0	0	3.40	2/22/2018	—	—	—	—
David C. Reid	250,000	0	0	3.95	4/23/2019	—	—	—	—
Jason D. Reid	400,000	0	0	3.40	2/22/2018	—	—	—	—
Jason D. Reid	200,000	0	0	3.95	4/23/2019	—	—	—	—
___________________
(1)	The options vested immediately as of the date of grant.

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

On May 30, 2006, Jason Reid was granted 600,000 options to purchase our common stock for $1.00 per share prior to March 3, 2009 upon accepting employment as Corporate Development Assistant.  The options vested immediately.  Jason Reid exercised 87,000 options during 2008 and the remainder of these options in 2009.

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

On April 23, 2009, we granted stock options to each executive officer.  William Reid received 300,000 options, David Reid received 250,000 options and Jason Reid received 200,000 options to purchase shares of our common stock for $3.95 per share.  All of the 2009 awards consisted of non-qualified stock options which vested immediately and expire 10 years from the date of grant.

2009 Option Exercises and Stock Vested

The following table summarizes the option exercises by and stock awards vested for the benefit of the named executive officers during the fiscal year ended December 31, 2009:

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Jason D. Reid	513,000	1,796,956	—	—

2009 Director Compensation

In June 2006, we retained Bill Conrad to serve on our Board of Directors.  At the time of his appointment, Mr. Conrad received a stock grant of 100,000 shares of unrestricted common stock valued at $1.00 per share and options to acquire up to 500,000 shares of stock exercisable on or before March 3, 2009 for $1.00 per share, all of which immediately vested.  Mr. Conrad exercised 100,000 options during 2008 and exercised the remaining options in 2009.  In April 2009, Isac Burstein was appointed to our Board.  In connection with his appointment, we granted 100,000 options to Mr. Burstein to purchase shares of our common stock for $3.95 per share.  The options were immediately vested and expire 10 years from the grant date.

We pay our directors who are not also one of our executive officers a monthly cash retainer fee.  Mr. Conrad receives $5,000 per month and Mr. Burstein receives $3,000 per month.  On April 23, 2009, we also granted to Mr. Conrad 150,000 stock options to purchase shares of our common stock for $3.95 per share.  The options vested immediately and expire 10 years from the date of grant.  This option was awarded to Mr. Conrad in recognition of his significant contribution to building value for the company.  No cash bonuses were awarded to our directors during 2009.

The table below summarizes the compensation of our directors who are not also one of our executive officers and whose compensation is not disclosed in the Summary Compensation Table, for the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Bill M. Conrad	$60,000	$—	$386,276	$—	$—	$446,276
Isac Burstein	27,000	—	257,517	—	—	284,517
___________________
(1)
Valued using the Black-Scholes-Merton option pricing model.  Please refer to Note 6 to the consolidated financial statements dated December 31, 2009, 2008 and 2007 included herein for certain assumptions made in connection with these estimates.

All directors are reimbursed for reasonable and necessary expenses incurred in their capacities as such.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 12, 2010, there are a total of 48,700,284 shares of our common stock outstanding, our only class of voting securities currently outstanding.  The following table describes the ownership of our voting securities by: (i) each of our officers and directors; (ii) all of our officers and directors as a group; and (iii) each shareholder known to us to own beneficially more than 5% of our common stock.  Unless otherwise stated, the address of each of the individuals is our address, 222 Milwaukee Street, Suite 301, Denver, Colorado 80206.  All ownership is direct, unless otherwise stated.

In calculating the percentage ownership for each shareholder, we assumed that any options owned by an individual exercisable within 60 days is exercised, but not the options owned by any other individual.  Certain information regarding the ownership of shareholders believed to beneficially own more than 5% of our common stock has been obtained from reports filed by these shareholders with the SEC.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number		Percentage (%)
William W. Reid(1)	4,565,352	(4)(5)	9.1%
David C. Reid(1)	4,548,694	(6)	9.1%
Bill M. Conrad(2)	462,360	(7)	*
Isac Burstein (2) Calle La Colonia 180 Surco, Lima 33, Peru	100,000	(8)	*
Frank Jennings (3)	0		*
Jason Reid(3)	1,031,152	(9)(10)	2.1%
Beth Reid	4,565,352	(11)	9.1%
Tocqueville Asset Management, L.P. 40 West 57th Street, 19th Floor New York, NY 10019	3,698,980		7.6%
Hochschild Mining Holdings Limited Calle La Colonia 180 Surco, Lima 33, Peru	13,995,295		28.7%
All officers and directors as a group (6 persons)	10,707,558	(4)(5)(6)(7)(8)(9)(10)	20.6%
___________________
*	Less than 1%
(1)	Officer and director.
(2)	Director.
(3)	Officer.
(4)	Includes options to purchase 1,350,000 shares which are currently exercisable.
(5)	Includes 1,039,486 shares owned by the reporting person's spouse, of which he disclaims beneficial ownership.
(6)	Includes options to purchase 1,100,000 shares which are currently exercisable.
(7)	Includes options to purchase 250,000 shares which are currently exercisable.
(8)	Includes options to purchase 100,000 shares which are currently exercisable.
(9)	Includes options to purchase 600,000 shares which are currently exercisable.
(10)	Includes 112,102 shares owned by the reporting person's spouse, of which he disclaims beneficial ownership.
(11)	Includes 2,175,866 shares and 1,350,000 shares underlying options owned by the reporting person's spouse, of which she disclaims beneficial ownership.

Equity Incentive Plan

Our Non-Qualified Stock Option and Stock Grant Plan (also as referred to as the “Plan”) was adopted by us effective March 4, 1999.  The Plan, as amended, terminates by its terms on February 28, 2019.  Under the Plan, as approved by shareholders on March 4, 2005, a total of 6,000,000 shares of common stock are reserved for issuance thereunder.  Set forth below is information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Non-Qualified Stock Option and Stock Grant Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,745,000	$2.40	755,000
Equity compensation plans not approved by shareholders	0		0
TOTAL	3,745,000		755,000

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

Shares issued upon exercise of options or upon stock grants under the Plan are "restricted securities" as defined under the Securities Act unless a registration statement covering such shares is effective.  Restricted shares cannot be freely sold and must be sold pursuant to an exemption from registration (such as Rule 144) which exemptions typically impose conditions on the sale of the shares.

Changes in Control

We entered into a Strategic Alliance Agreement with Hochschild, a significant shareholder of our company, in 2008.  We also agreed to appoint up to two nominees of Hochschild to our Board of Directors, depending upon its level of ownership.  Hochschild has certain rights of first refusal to participate in future financing transactions, and after the expiration in February 2011 of a standstill provision which prevents Hochschild from acquiring more than 40% of our common stock through purchases in the market or directly from us, Hochschild may acquire additional shares of our common stock, which may result in a change in control of our company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

None.

Director Independence

Bill Conrad and Isac Burstein are the members of our Board of Directors who are “independent” under the definition set forth in Rule 5605 of the Amex Rules.  William Reid, our chief executive officer, is a member of the Audit Committee and the Nominating Committee, and does not meet the independence standards for committee members set forth in the Amex Rules.  David Reid, our executive vice president, is a member of the Nominating Committee and Compensation Committee, and does not meet the independence standards for committee members set forth in the Amex Rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees paid to (or accrued to) our principal accounting firm of Stark Winter Schenkein & Co., LLP for the two years ended December 31, 2009:

	2009	2008
Audit Fees	$33,000	$31,750
Audit Related Fees	18,550	6,030
Tax Fees	5,520	6,900
All Other Fees	—	—
Total Fees	$57,070	$44,680

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

10.13
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated June 30, 2009 (incorporated by reference from our report on Form 8-K dated July 6, 2009, Exhibit 10.1, File No. 333-129321).

10.14
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 17, 2009 (incorporated by reference from our report on Form 8-K dated December 23, 2009, Exhibit 10.1, File No. 333-129321).

10.15
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated March 8, 2010 (incorporated by reference from our report on Form 8-K dated March 10, 2010, Exhibit 10.1, File No. 333-129321).

14 *	Code of Ethics
21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).
23.1 *	Consent of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.
* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

/s/ William W. Reid
Dated: March 15, 2010	By: William W. Reid, Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid	Chairman of the Board, President and Principal Executive Officer	March 15, 2010
William W. Reid

/s/ Frank L. Jennings	Principal Financial Officer and Principal Accounting Officer	March 15, 2010
Frank L. Jennings

/s/ Isac Burstein	Director	March 15, 2010
Isac Burstein

/s/ Bill M. Conrad	Director	March 15, 2010
Bill M. Conrad

EXHIBIT INDEX

Item No.	Description
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

10.13
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated June 30, 2009 (incorporated by reference from our report on Form 8-K dated July 6, 2009, Exhibit 10.1, File No. 333-129321).

10.14
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 17, 2009 (incorporated by reference from our report on Form 8-K dated December 23, 2009, Exhibit 10.1, File No. 333-129321).

10.15
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated March 8, 2010 (incorporated by reference from our report on Form 8-K dated March 10, 2010, Exhibit 10.1, File No. 333-129321).

14 *	Code of Ethics
21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).
23.1 *	Consent of Stark Winter Schenkein & Co., LLP, Independent Registered Public Accounting Firm
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.
* filed herewith