Form 10-Q
period 2010-03-31
GOLD RESOURCE CORP
filed 2010-05-07
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,748,825 shares of common stock, par value $0.001, outstanding as of May 6, 2010.

GOLD RESOURCE CORPORATION

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	1
	Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and for the period from inception to March 31, 2010 (unaudited)	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and for the period from inception to March 31, 2010 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
Part II - OTHER INFORMATION
Item 6.	Exhibits	19
SIGNATURES		20

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
 CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$3,689,631	$6,752,325
Restricted cash	9,651,097	11,436,074
Inventories	1,879,653	224,853
Prepaid and refundable taxes	3,318,650	2,132,495
Other current assets	422,994	155,658
Total current assets	18,962,025	20,701,405

Land and mineral rights	226,610	226,610
Property and equipment - net	2,076,716	1,726,278
Other assets	12,917	10,465
Total assets	$21,278,268	$22,664,758

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$941,055	$724,439
Total current liabilities	941,055	724,439

Asset retirement obligation	2,113,667	1,991,987

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 60,000,000 shares authorized:
48,700,284 and 48,100,284 shares issued and outstanding, respectively	48,700	48,100
Additional paid-in capital	100,946,391	95,692,273
(Deficit) accumulated during the exploration stage	(82,083,213)	(74,817,721)
Other comprehensive income (loss):
Currency translation adjustment	(688,332)	(974,320)
Total shareholders' equity	18,223,546	19,948,332

Total liabilities and shareholders' equity	$21,278,268	$22,664,758

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2010 and 2009
and for the period from Inception (August 24, 1998) to March 31, 2010
(unaudited)

			Inception
			(August 24, 1998) to
	2010	2009	March 31, 2010

Revenues:
Gold sales	$-	$-	$-

Costs and Expenses:
Production start up expenses	$728,654	$-	$728,654
Property exploration and evaluation	1,215,873	627,921	25,701,083
Engineering and construction	4,599,048	5,843,952	40,094,945
General and administrative	822,179	639,952	15,238,561
Depreciation	61,002	33,651	424,710
Accretion	16,723	-	16,723
Management contract - U S Gold, related party	-	-	752,191
Total costs and expenses	7,443,479	7,145,476	82,956,867

Operating (loss)	(7,443,479)	(7,145,476)	(82,956,867)

Other income:
Interest income	177,987	4,167	873,654

(Loss) before income taxes	(7,265,492)	(7,141,309)	(82,083,213)

Provision for income taxes	-	-	-

Net (loss)	(7,265,492)	(7,141,309)	(82,083,213)

Other comprehensive income:
Currency translation gain (loss)	285,988	96,143	(688,332)

Net comprehensive (loss)	$(6,979,504)	$(7,045,166)	$(82,771,545)

Net (loss) per common share:
Basic and Diluted	$(0.15)	$(0.19)

Weighted average shares outstanding:
Basic and Diluted	48,253,617	38,135,296

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2010 and 2009
and for the period from Inception (August 24, 1998) to March 31, 2010
(unaudited)

			Inception
			(August 24, 1998) to
	2010	2009	March 31, 2010

Cash flows from operating activities:
Net (loss)	$(7,265,492)	$(7,141,309)	$(82,083,213)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	61,002	33,651	424,710
Accretion expense	16,723	-	2,008,710
Stock compensation	82,718	59,677	6,870,350
Management fee paid in stock	-	-	392,191
Related party payable paid in stock	-	-	320,000
Foreign currency translation adjustment	285,988	96,143	(688,332)
Issuance cost forgiven	-	-	25,327
Changes in operating assets and liabilities:
Restricted cash	1,784,977	-	(9,651,097)
Prepaid and refundable taxes	(1,186,155)	-	(3,318,650)
Other current assets	(267,336)	(42,773)	(422,994)
Inventories	(1,654,800)	-	(1,879,653)
Accounts payable and accrued liabilities	216,616	(888,903)	941,055
Other	(2,452)	-	(16,027)
Total adjustments	(662,719)	(742,205)	(4,994,410)
Net cash (used in) operating activities	(7,928,211)	(7,883,514)	(87,077,623)

Cash flows from investing activities:
Capital expenditures	(329,914)	(60,750)	(2,769,701)
Net cash (used in) investing activities	(329,914)	(60,750)	(2,769,701)

Cash flows from financing activities:
Proceeds from sales of stock	5,172,000	12,990,000	92,412,823
Proceeds from exercise of options	-	-	427,500
Proceeds from debentures - founders	-	-	50,000
Proceeds from exploration funding agreement - Canyon Resources	-	-	500,000
Net cash provided by financing activities	5,172,000	12,990,000	93,390,323

Effect of exchange rates on cash and equivalents	23,431	-	146,632

Net increase (decrease) in cash and equivalents	(3,062,694)	5,045,736	3,689,631

Cash and equivalents at beginning of period	6,752,325	3,534,578	-

Cash and equivalents at end of period	$3,689,631	$8,580,314	$3,689,631

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$-	$-	$500,000
Conversion of founders debentures into
common stock	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

    In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of our financial position, results of operations, and cash flows on a basis consistent with that of our prior audited consolidated financial statements.  However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year.  Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company's Form 10-K for the year ended December 31, 2009.

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

    Restricted Cash:    Pursuant to the terms of two subscription agreements that were completed during 2009, the Company agreed to reserve cash proceeds of $12,000,000 for specific purposes.  Under the first agreement, $4,000,000 was restricted for the purpose of additional exploration at the El Aguila Project.  Under the second agreement, $8,000,000 was restricted for the purpose of constructing a decline ramp, drifts and crosscuts, and associated surface facilities to support underground development and mining of the La Arista vein.

    The restricted cash balances were placed in separate interest bearing bank accounts.  Transfer of funds from the restricted bank accounts requires the approval of Hochschild Mining Holdings Limited (“Hochschild”), the other party to the subscription agreements. The approval process includes the presentation of documentation that demonstrates use of the funds for the intended purpose.  As of March 31, 2010, funds of $2,348,903 had been used for the intended purpose and had been released from the restricted cash accounts.

    Ore Stockpile Inventories.  Ore stockpile inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale.  The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months are classified as long-term.  If write-downs of ore stockpiles and concentrate inventories are necessary, resulting from net realizable value impairments, they are reported as a component of production startup income/expense, net.

    Ore stockpile inventories represent ore that has been mined and is available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne.

    Materials and Supplies Inventories. Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

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

    Net Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During the three months ended March 31, 2010, and 2009, the calculation excluded potential dilution of 3,500,000 and 2,500,000 shares, respectively, because the effect would have been anti-dilutive.

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

    As of March 31, 2010, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

    Fair Value of Financial Instruments.    ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” (“ASC 820”), defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2010.

    The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash and cash equivalents, restricted cash, prepaid and refundable taxes, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

    Prepaid and Refundable Taxes.    In Mexico, value added taxes (IVA) are assessed on purchases of materials and services.  Businesses are generally entitled to recover the taxes they have paid, either as a refund or as a credit against future taxes payable.  For the period from inception through 2008, substantially all of the Company’s refund claims were initially denied by the tax authorities.  Accordingly, the Company provided a full valuation allowance for potentially refundable IVA.  During 2009, the Company was successful in establishing the validity of its claims and received IVA refunds.  Furthermore, it appears that the tax authorities will honor the Company’s claims for substantially all of the IVA paid during 2009 and any future years.  Amounts recorded as prepaid and refundable taxes in the consolidated financial statements represent the estimated recoverable payments made during 2009 and thru March 31, 2010.  Although the taxing authorities may reconsider claims filed for previous years, significant uncertainties regarding ultimate recovery preclude recognition of an asset for taxes paid  prior to 2009.

    Recently Adopted Accounting Standards.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on US GAAP and the impact on the Company.

    In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 will be communicated by the FASB through Accounting Standards Updates (“ASU”).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

    The Company has recently adopted the following new accounting standards:

    Subsequent Events - In May 2009, the ASC guidance for subsequent events was updated to establish accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued.  The guidance was amended in February 2010 via ASU No. 2010-09.  The standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet in its financial statements, and (iii) the disclosures that an entity should make about events or transactions occurring after the balance sheet date in its financial statements.  The amended ASU was effective immediately and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

    Fair Value Measurements – In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

    Consolidations - ASU No. 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010 and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

    Recently Issued Accounting Standards Updates.     The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

    ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.

    ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

    There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.	Inventory

    Inventories at March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009

Oxide ore stockpiles	$1,638,343	$--
Materials and supplies	241,310	224,853

Total	$1,879,653	$224,853

    As of March 31, 2010, the oxide ore stockpiles inventories consist of approximately 225,231 tonnes of ore and are carried at cost.

3.	Mineral Properties

    The Company currently has an interest in five properties, the El Aguila Project, the El Rey property, the Las Margaritas property, the Solaga property and the Alta Gracia property.

    The El Aguila Project.  Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana.  The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form.  The Company has made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due.  Subject to minimum exploration requirements, there is no expiration term for the lease.  The Company may terminate it at any time upon written notice to the lessor and the lessor may terminate it if the Company fails to fulfill any of its obligations.  The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property.

    The Company has filed for and received additional concessions for the El Aguila Project that total an additional 8,492 hectares.  These additional concessions bring the Company’s interest in the El Aguila Project to an aggregate of 9,463 hectares.  The mineral concessions making up the El Aguila Project are located within the Mexican State of Oaxaca.

    The El Rey Property.  The Company has acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by the Company as the El Rey property.  These concessions total 892 hectares and are subject to a 2% royalty on production.  The Company has conducted minimal exploration and drilling on this property to date.

    The El Rey property is an exploration stage property with no known reserves.  It is approximately 64.4 kilometers (40 miles) from the El Aguila Project.  There is no plant or equipment on the El Rey property.  If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila Project mill.

    The Las Margaritas Property.  The Las Margaritas property is made up of the La Tehuana concession.  The Company leased this property in October 2002.  It is comprised of approximately 925 hectares located adjacent to the El Aguila Project.  To date, the Company has conducted limited surface sampling, but no other significant exploration activities at the property.

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

4.	Property and Equipment

    At March 31, 2010 and December 31, 2009, property and equipment consisted of the following:

	March 31, 2010	December 31, 2009
Trucks and autos	$601,940	$424,527
Office furniture and equipment	703,043	491,447
Exploration equipment	908,193	916,879
Other support equipment	240,070	228,110
Subtotal	2,453,246	2,060,963
Accumulated depreciation	(376,530)	(334,685)
Total	$2,076,716	$1,726,278

    Depreciation expense for the three months ended March 31, 2010 and 2009 was $61,002 and $33,651, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

5.	Asset Retirement Obligations

    The Company’s asset retirement obligations (“ARO”) relate to the reclamation, remediation, and closure costs for its El Aquila Project.  The following table presents the changes in ARO for the period ended March 31, 2010:

Three months ended March 31, 2010
Beginning Balance	$1,991,987
Foreign Currency Translation	104,957
Accretion Expense	16,723
Ending Balance	$2,113,667

6.	Shareholders' Equity

    On March 8, 2010, the Company issued 600,000 restricted shares of common stock for a price of $8.62 per share to Hochschild pursuant to a subscription agreement in connection with the parties’ strategic alliance.  The Company received cash proceeds of $5,172,000.

7.	Stock Options

    The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”).  The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted.  The maximum number of common shares subject to grant under the Plan is 6,000,000.

    The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The option pricing model requires the input of subjective assumptions which are based on several different criteria.  Expected volatility is based on the historical price volatility of the Company’s common stock.  Expected dividend yield is assumed to be nil, as the Company has not paid dividends since inception. Based on historical experience, forfeitures and cancellations are not significant.  The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules.  Risk free interest rates are based on US government obligations with a term approximating the expected life of the option.

    The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the three months ended March 31, 2010 and 2009 was $82,718 and $59,677, respectively.  The estimated unrecognized compensation expense from unvested options as of March 31, 2010 was approximately $726,167, which is expected to be recognized over the remaining vesting periods, which range from 0.33 to 3.0 years.

    Effective January 25, 2010, grants covering 60,000 shares of common stock were issued to an employee at an exercise price of $10.10 and a term of ten years.  The options vest over a three year period.  The grant date fair value was calculated as $486,764 ($8.113 per option) using the following assumptions:  expected life of 10 years, stock price of $10.10 at date of grant, dividend yield of 0%, interest rate 3.63%, and volatility of 75%.

    The weighted average grant date fair value of options granted was $8.11 per option during the three months ended March 31, 2010 and there were no options granted for the comparable period ended 2009. The weighted average grant date fair value of options vested was $2.56 per option during 2010 and $1.88 per option during 2009.

    The following table summarizes activity for compensatory stock options during the interim period ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2010	3,745,000	$2.48	$32,850,250	3,500,000
Granted	60,000	$10.10	-	-
Cancelled	(75,000)	$7.00	-	-
Outstanding, March 31, 2010	3,730,000	$2.51	$29,430,000	3,500,000

    The following table summarizes information about outstanding compensatory stock options as of March 31, 2010:

	Options Outstanding			Options Exercisable

Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25	1,400,000	3.8	$0.25	1,400,000	$0.25	$14,210,000
$3.40	1,000,000	7.9	$3.40	1,000,000	$3.40	$7,000,000
$3.74 -$4.51	270,000	8.4	$3.91	100,000	$3.91	$658,900
$3.95	1,000,000	9.1	$3.95	1,000,000	$3.95	$6,450,000
$10.10	60,000	9.9	$10.10	-	-	-
	3,730,000		$2.51	3,500,000	$2.31	$28,614,900

8.	Subsequent Events

    Subsequent to March 31, 2010, an employee exercised options to purchase 70,000 shares of common stock for an exercise price of $3.74 per share.  The employee elected the “cashless exercise” method, under which he immediately surrendered options to purchase 21,459 shares of common stock, resulting in a net share issuance of 48,541 shares.  The fair market value of the common shares on the exercise date was $12.20 per share and the aggregate market value of the options surrendered was $261,800.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion updates our business plan for the balance of 2010.  It also analyzes our financial condition at March 31, 2010 and compares it to our financial condition at December 31, 2009.  Finally, this discussion summarizes the results of our operations for the three month period ended March 31, 2010 and compares those results to the three month period ended March 31, 2009.  This discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and 2008, including footnotes, and the discussion and analysis included in our Form 10-K for the year ended December 31, 2009.

Plan of Operation

We expect to commence commercial production at our Mexico mill facility during 2010.  Prior to 2010, none of our properties were in production, and consequently, we have never produced revenue or cash flow from the sale of minerals and have relied on equity financing to fund our operations to date.

We are continuing exploration at our El Aguila Project in 2010.  Presently, work continues on the decline ramp on what we anticipate will be an underground mine at the La Arista vein.

We continue to refine our initial and ongoing capital requirements.  As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue.  We may require additional capital resources to complete our plans.  As of March 31, 2010, $9,651,097 is available in restricted cash to fund ongoing exploration and construction of the decline ramp.

Anticipated Production at El Aguila.  While we intend to continue exploration at the El Aguila Project and proximate properties for the foreseeable future, we are moving forward with our plans for mineral production and construction of an underground mine.  None of the mineralized material on our properties has been classified as proven or probable reserves in accordance with SEC criteria.  The assumptions used by us in our decision to undertake construction of the mill and mine may prove to be inaccurate.  Thus, we may never be able to recover sufficient mineralized material to become profitable.

In December 2009, we began commissioning the El Aguila mill.  In February 2010, we produced our first concentrate and shipped the first set of concentrates in April 2010 to Consorcio Minero de Mexico Cormin Mex, S.A. de C.V. (a Trafigura Group Company), which accepted delivery at a Mexican port for ultimate shipment to a smelter.  As of May 7, 2010, we are in the process of ramping up and optimizing mill production, which we expect to continue until the full production rate of approximately 850 tonnes per day of ore throughput is reached, using ore from the open pit mine.  As the ramp-up proceeds, we are focused on improving the training of the plant workforce, and improving plant efficiencies.  In addition, we continue to work on the agitated leach circuit and construction of the underground mine.

Our immediate goal is to reach commercial production in the second quarter of 2010.  Commercial production for our purposes is achieved when the mill throughput and recoveries are 80% of design.  We have not yet achieved what we consider commercial production.  Prior to realizing commercial production, any sales of concentrates are applied against costs and are not considered revenue.  If commercial production is achieved from the mill, any silver contained in the mineralization will be produced as a by-product, revenue from which will help offset the costs of producing the gold.  As the proceeds from our recent equity financings may not be sufficient to fully fund our capital resource requirements for start-up and commercial production activities, we may seek additional funding.

Construction at the La Arista Vein.   We have begun development of the underground La Arista vein, which we hope to place in production during our second year of mineral production.  A third party contractor has been hired and is presently driving a decline haulage ramp, a second ventilation and emergency ramp and additional developments.  We are also constructing a surface facility to service this underground mine.  Since we believe the La Arista mineralization area also contains base metals such as copper, lead, and zinc, we intend to produce those metals as by-products, any revenue from which would help offset the costs of producing gold and silver.  We expect that the ore from both the near-surface deposit and the anticipated underground mine will be processed at the El Aguila mill.

A portion of the proceeds of the December 2009 private placement, in the amount of $8,000,000, have been reserved for construction of this underground mine and facilities.  However, since we are still in the process of planning the design and construction of those facilities, we have not yet determined whether that amount will be sufficient to complete the necessary work to begin mining of the underground mineralization.  If we are successful in completing the underground facilities and commencing mining at this portion of our property, we expect that the ore will be processed at our nearby mill.

Accounting for Exploration Stage Activities

We are considered an exploration stage company since we have not demonstrated the existence of proven or probable reserves.  In accordance with accounting principles generally accepted in the United States, all expenditures for exploration and evaluation of our properties have been expensed as incurred.  Furthermore, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.  Certain expenditures, such as for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.  Since substantially all of our expenditures to date, including construction of the mill, have been expensed and we expect to expense additional expenditures during 2010, most of our investment in mining properties and equipment does not appear as an asset on our balance sheet.  Due to the absence of any proven or probable reserves, we expect to remain as an exploration stage company for the foreseeable future, even if we reach commercial production.

Our accounting treatment for exploration stage properties, regarding the classification of construction expenditures as an operating expense rather than as a capital expenditure, has caused us to report large losses during the last two years.  Although the majority of expenditures for the El Aguila Project were completed during the last two years, we expect underground mine construction to continue in future years.  In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we will report larger losses or lesser profits during periods of construction.

In accordance with this policy, from inception to March 31, 2010, we expensed approximately $40,095,000 in design, engineering, and construction costs, all of which apply to the El Aguila Project.

Liquidity and Capital Resources

As of March 31, 2010, we had working capital of $18,020,970, consisting of current assets of $18,962,025 and current liabilities of $941,055.  This represents a decrease of $1,955,996 from the working capital balance of $19,976,966 as of December 31, 2009.  Consistent with our plans, our working capital balance fluctuates as we consume resources to fund our exploration and construction activities and other operating expenses, and as we replenish our capital through the sale of common stock.

We have historically relied on equity financings to fund our operations.  From inception through March 31, 2010, we received $100,995,000 in cash, services, stock options, and other consideration through issuance of our common stock.  As of March 31, 2010, we did not have any outstanding debt.  We believe that we will continue to fund our future working capital requirements through the sale of equity, and eventually through cash flow from operations, and we have not made arrangements to borrow funds for working capital requirements.  However, we may consider debt financing if market conditions allow.

Effective March 8, 2010, we completed a financing transaction with Hochschild Mining Holdings Limited (“Hochschild”) whereby we sold 600,000 shares of restricted common stock at $8.62 per share for gross proceeds of $5,172,000.

During the three months ended March 31, 2010, we spent $1,215,873 on the exploration and evaluation of our properties, predominantly at our El Aguila Project.  This compares to $627,921 spent during the three months ended March 31, 2009.  We continued our exploration program to further delineate the area of mineralized material, even though our emphasis has shifted to production activities.

During the three months ended March 31, 2010, we also spent $4,599,048 on engineering and construction activities.  This compares to $5,843,952 spent during the three months ended March 31, 2009, and reflects our shifting emphasis from construction of the mill and infrastructure into the production phase.

Our most significant expenditures for the remainder of 2010 are expected to be costs associated with the second phase of our tailings facility, achieving ramp up and optimization to commercial production at our mill facility, the continued construction of the underground mine and further exploration of our properties.  We also continue to incur operating expenses approximating $200,000 per month for salaries and other overhead expenses at our Denver and Oaxaca locations.  We expect to continue depleting our working capital until such time, if ever, we successfully reach commercial production and generate cash flow from the production and sale of gold and other metals.

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

Net cash used in operating activities was $7,928,211 during the three months ended March 31, 2010, compared to $7,883,514 during 2009, an increase of $44,697.  Our use of operating cash is currently shifting from construction activities to production activities consistent with our plan to commence production during 2010.

Net cash used in investing activities for the three months ended March 31, 2010 was $329,914, compared to $60,750 for the three months ended March 31, 2009.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics.  During the three months ended March 31 2010, we invested in additional vehicles and computer equipment.

Net cash provided by financing activities for the three months ended March 31, 2010 was $5,172,000, consisting of proceeds from the sale of shares to Hochschild.  This represents a decrease of $7,818,000 for the three months ended March 31, 2009 where financing activities provided cash of $12,990,000 from the sale of shares to Hochschild.

The balance of cash and equivalents decreased to $3,689,631 as of March 31, 2010 from $6,752,325 as of December 31, 2009, a net decrease in cash of $3,062,694.  The decrease is consistent with our current activities at El Aguila.  We expect to continue our plan of raising funds from equity sales if necessary and to expend our cash for exploration stage and production start-up activities until such time, if ever, we successfully commence production and generate cash flow from the production and sale of gold and other metals.

Results of Operations – Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

For the three months ended March 31, 2010, we reported a net loss of $7,265,492, or $0.15 per share, compared to a net loss of $7,141,309, or $0.19 per share for the three months ended March 31, 2009.  We expect to incur losses until such time, if ever, we begin generating revenue from operations.  The decrease in the net loss per share in the three months ended March 31, 2010 resulted from a greater number of shares outstanding during the period.  In neither period did we report any revenue from the sale of gold or other minerals.  Our only revenue since inception has consisted of interest income.

Total costs and expenses during the three months ended March 31, 2010 were $7,443,479 compared to $7,145,476 during the comparable period of 2009, an increase of $298,003 or 4%.  Although total costs and expenses for the two periods were similar, there has been a shift in the nature of our cost structure.  We are currently shifting from construction activities to production activities consistent with our plan to commence production during 2010.

During the three months ended March 31, 2010, we commenced operations at the El Aguila mill and incurred costs for training, testing, system optimization, salaries, power and light, among others.  We are planning to complete the start-up phase and enter into commercial production during 2010.

The property exploration and evaluation component increased $587,952 or 94%, from $627,921 for the three months ended March 31, 2009 to $1,215,873 for the three months ended March 31, 2010.  We recently contracted for a second drilling rig to accelerate the exploration of our properties.

The engineering and construction cost component during the three months ended March 31, 2010 was $4,599,048, compared to $5,843,952 during the comparable period in 2009.  We have substantially completed engineering and construction of the open pit mine and mill and are shifting our construction emphasis to the underground mine.

General and administrative expenses increased $182,227, or 28%, to $822,179 for the three months ended March 31, 2010 as compared to $639,952 for the comparable period last year.

The cash components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $739,461 during the three months ended March 31, 2010 from $580,275 during the comparable period in 2009, an increase of $159,186 or 28%.  There was a significant change in the insurance component of our cost structure as we increased coverage for Mexico operations, in addition to generally increased activity levels as we prepare the El Aguila Project for production.  We anticipate these costs may further increase if we commence commercial production.

The component of general and administrative expense representing stock option compensation expense (a “non-cash” expense) was $82,718 for the three months ended March 31, 2010, compared to $59,677 for the comparable period in 2009.  We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We record the estimated fair value of options granted as an expense on a pro-rata basis over the vesting period of the options.

Interest income for the three months ended March 31, 2010 increased to $177,987 compared to $4,167 for the comparable period of 2009, an increase of $173,820, or 98%, representing increased deposits in short term interest bearing accounts.

Our mining operations are located in Mexico and we primarily transact business in Mexican pesos.  Our reporting currency is the US dollar.  Changes in the rate of currency exchange between the Mexican peso and the US dollar create translation gains and losses, which are reported as a component of other comprehensive income.  For the three months ended March 31, 2010 and 2009, we recorded currency translation gains of $285,988 and $96,143, respectively.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since December 31, 2009.

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

Foreign Currency Risk

We transact a significant amount of our business in Mexican pesos.  As a result, currency exchange fluctuations may impact our operating costs.  The appreciation of non-US dollar currencies such as the peso against the US dollar increases expenses and the cost of purchasing capital assets in US dollar terms in foreign countries like Mexico, which can adversely impact our operating results and cash flows.  Conversely, a depreciation of non-US dollar currencies usually decreases operating costs and capital asset purchases in US dollar terms in foreign countries.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.  We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.  We also hold a small portion of our cash reserves in non-US dollar currencies.

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

Commodity Price Risk

The profitability of our anticipated operations will be dependent upon the market prices of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the world supply of gold and silver and the stability of exchange rates, among other factors, can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments.  The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition.  We have not entered into derivative contracts to protect the selling price for gold or silver.  We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs.

In addition to adversely affecting our mineralized material estimates and our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a particular project.  Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of the project.

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

(b)           There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

GOLD RESOURCE CORPORATION

Dated: May 7, 2010	By:	/s/ William W. Reid
William W. Reid,
President and Principal Executive Officer

Date: May 7, 2010	By:	/s/ Frank L. Jennings
Frank L. Jennings,
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.