Form 10-Q
period 2010-06-30
GOLD RESOURCE CORP
filed 2010-08-09
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  49,430,404 shares of common stock, par value $0.001, outstanding as of August 9, 2010.

GOLD RESOURCE CORPORATION

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,390,651	$6,752,325
Restricted cash	7,740,871	11,436,074
Accounts receivable	292,727	-
Inventories	2,673,488	224,853
Prepaid and refundable taxes	4,156,145	2,132,495
Other current assets	3,965	155,658
Total current assets	20,257,847	20,701,405

Land and mineral rights	226,610	226,610
Property and equipment - net	1,996,791	1,726,278
Other assets	14,299	10,465
Total assets	$22,495,547	$22,664,758

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,618,228	$724,439
Total current liabilities	1,618,228	724,439

Asset retirement obligation	2,061,823	1,991,987

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 60,000,000 shares authorized:
49,430,404 and 48,100,284 shares issued and outstanding, respectively	49,430	48,100
Additional paid-in capital	107,597,923	95,692,273
(Deficit) accumulated during the exploration stage	(87,895,151)	(74,817,721)
Other comprehensive income (loss):
Currency translation adjustment	(936,706)	(974,320)
Total shareholders' equity	18,815,496	19,948,332

Total liabilities and shareholders' equity	$22,495,547	$22,664,758

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended June 30, 2010 and 2009
(Unaudited)

	2010	2009

Revenues:
Gold sales	$-	$-

Costs and Expenses:
Production start up expense (gain), net	(519,572)	-
Property exploration and evaluation	1,070,496	1,355,072
Engineering and construction	3,829,137	5,913,520
General and administrative	1,297,178	2,996,515
Depreciation	126,312	37,285
Accretion	17,028	-
Total costs and expenses	5,820,579	10,302,392

Operating (loss)	(5,820,579)	(10,302,392)

Other income:
Interest income	8,641	4,752

(Loss) before income taxes	(5,811,938)	(10,297,640)

Provision for income taxes	-	-

Net (loss)	(5,811,938)	(10,297,640)

Other comprehensive income:
Currency translation gain (loss)	(248,375)	(23,177)

Net comprehensive (loss)	$(6,060,313)	$(10,320,817)

Net (loss) per common share:
Basic and Diluted	$(0.12)	$(0.25)

Weighted average shares outstanding:
Basic and Diluted	49,011,275	41,109,225

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the six months ended June 30, 2010 and 2009
and for the period from Inception (August 24, 1998) to June 30, 2010
(Unaudited)

			Inception
			(August 24, 1998) to
	2010	2009	June 30, 2010

Revenues:
Gold sales	$-	$-	$-

Costs and Expenses:
Production start up expense (gain), net	209,082	-	209,082
Property exploration and evaluation	2,286,369	1,982,993	26,771,579
Engineering and construction	8,275,278	11,757,472	43,771,175
General and administrative	2,119,357	3,636,467	16,535,739
Depreciation	187,314	70,936	551,022
Accretion	33,751	-	33,751
Management contract - U S Gold, related party	-	-	752,191
Total costs and expenses	13,111,151	17,447,868	88,624,539

Operating (loss)	(13,111,151)	(17,447,868)	(88,624,539)

Other income:
Interest income	33,721	8,919	729,388

(Loss) before income taxes	(13,077,430)	(17,438,949)	(87,895,151)

Provision for income taxes	-	-	-

Net (loss)	(13,077,430)	(17,438,949)	(87,895,151)

Other comprehensive income:
Currency translation gain (loss)	37,613	72,966	(936,706)

Net comprehensive (loss)	$(13,039,817)	$(17,365,983)	$(88,831,857)

Net (loss) per common share:
Basic and Diluted	$(0.27)	$(0.44)

Weighted average shares outstanding:
Basic and Diluted	48,634,539	39,630,476

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2010 and 2009
and for the period from Inception (August 24, 1998) to June 30, 2010
(Unaudited)

			Inception
			(August 24, 1998) to
	2010	2009	June 30, 2010

Cash flows from operating activities:
Net (loss)	$(13,077,430)	$(17,438,949)	$(87,895,151)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	187,314	70,936	551,022
Accretion expense	33,751	-	33,751
Asset retirement obligation	-	-	1,991,987
Stock compensation	503,480	2,694,354	7,291,112
Management fee paid in stock	-	-	392,191
Related party payable paid in stock	-	-	320,000
Foreign currency translation adjustment	37,613	72,966	(936,706)
Issuance cost forgiven	-	-	25,327
Basis of equipment reclassified to operating expenses	107,575	-	107,575
Changes in operating assets and liabilities:
Restricted cash	3,695,203	-	(7,740,871)
Accounts receivable	(292,727)	-	(292,727)
Prepaid and refundable taxes	(1,562,666)	-	(3,695,161)
Other current assets	(309,289)	65,066	(464,947)
Inventories	(2,448,635)	-	(2,673,488)
Accounts payable and accrued liabilities	893,788	(639,298)	1,618,228
Other	(3,834)	-	(17,409)
Total adjustments	841,573	2,264,024	(3,490,116)
Net cash (used in) operating activities	(12,235,857)	(15,174,925)	(91,385,267)

Cash flows from investing activities:
Capital expenditures	(496,884)	(226,840)	(2,936,671)
Net cash (used in) investing activities	(496,884)	(226,840)	(2,936,671)

Cash flows from financing activities:
Proceeds from sales of stock	11,403,500	17,990,000	98,644,323
Proceeds from exercise of options	-	-	427,500
Proceeds from debentures - founders	-	-	50,000
Proceeds from exploration funding agreement - Canyon Resources	-	-	500,000
Net cash provided by financing activities	11,403,500	17,990,000	99,621,823

Effect of exchange rates on cash and equivalents	(32,433)	-	90,768

Net increase (decrease) in cash and equivalents	(1,361,674)	2,588,235	5,390,651

Cash and equivalents at beginning of period	6,752,325	3,534,578	-

Cash and equivalents at end of period	$5,390,651	$6,122,813	$5,390,651

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$-	$-	$500,000
Conversion of founders debentures into
common stock	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1.	Summary of Significant Accounting Policies

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998.  The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company.  It plans to develop mineral properties and produce gold, silver, and base metals.  It recently commissioned a mill in the State of Oaxaca, Mexico, and announced that it would commence commercial production on July 1, 2010. The consolidated financial statements included herein are expressed in United States dollars, the Company’s reporting currency.

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

Restricted Cash:    Pursuant to the terms of two subscription agreements that were completed during 2009, the Company agreed to reserve cash proceeds of $12,000,000 for specific purposes.  Under the first agreement, $4,000,000 was reserved for additional exploration at the El Aguila Project.  Under the second agreement, $8,000,000 was reserved for constructing a decline ramp, drifts and crosscuts, and associated surface facilities to support underground development and mining of the La Arista Vein.

The restricted cash balances were placed in separate interest bearing bank accounts.  Transfer of funds from the restricted bank accounts requires the approval of Hochschild Mining Holdings Limited (“Hochschild”), the other party to the subscription agreements. The approval process includes the presentation of documentation that demonstrates use of the funds for the intended purpose.  As of June 30, 2010, $7,740,871 of restricted cash remained for the funds intended purpose.

Ore Stockpile Inventories.  Ore stockpile inventories represent ore that has been mined and is available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne.

Ore stockpile inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories, resulting from net realizable value impairments, are reported as a component of production startup expense (gain), net. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months are classified as long-term.

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

Net Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During the six months ended June 30, 2010 and 2009, the calculation excluded potential dilution of 3,430,000 and 2,500,000 shares, respectively, because the effect would have been anti-dilutive.

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

As of June 30, 2010, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

Fair Value of Financial Instruments.    ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2010.

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values.  These financial instruments include cash and cash equivalents, restricted cash, prepaid and refundable taxes, accounts payable and accrued liabilities.  Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value, or they are receivable or payable on demand.

Prepaid and Refundable Taxes.    In Mexico, value added taxes (IVA) are assessed on purchases of materials and services.  Businesses are generally entitled to recover the taxes they have paid, either as a refund or as a credit against future taxes payable.  For the period from inception through 2008, substantially all of the Company’s refund claims were initially denied by the tax authorities.  Accordingly, the Company provided a full valuation allowance for potentially refundable IVA.  During 2009, the Company was successful in establishing the validity of its claims and received IVA refunds.  Furthermore, it appears that the tax authorities will honor the Company’s claims for substantially all of the IVA paid during 2009 and any future years.  Amounts recorded as prepaid and refundable taxes in the consolidated financial statements represent the estimated recoverable payments made during 2009 and through June 30, 2010.  Although the taxing authorities may reconsider claims filed for previous years, significant uncertainties regarding ultimate recovery preclude recognition of an asset for taxes paid prior to 2009.

Recently Adopted Accounting Standards.  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force, to determine the impact of new pronouncements on US GAAP and the impact on the Company.

In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASC did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2.	Inventory

Inventories at June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Ore stockpiles	$2,604,423	$--
Concentrate	4,666	--
Materials and supplies	64,399	224,853

Total current inventories	$2,673,488	$224,853

As of June 30, 2010, the ore stockpiles inventories consist of approximately 195,369 tonnes of ore and are carried at average cost.

3.	Mineral Properties

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

4.	Property and Equipment

At June 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Trucks and autos	$601,038	$424,527
Office furniture and equipment	764,803	491,447
Exploration equipment	877,777	916,879
Other support equipment	232,205	228,110
Subtotal	2,475,823	2,060,963
Accumulated depreciation	(479,032)	(334,685)
Total	$1,996,791	$1,726,278

Depreciation expense for the six months ended June 30, 2010 and 2009 was $187,314 and $70,936, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

5.	Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to the reclamation, remediation, and closure costs for its El Aquila project.  The following table presents the changes in ARO for the six months ended June 30, 2010.  There were no comparable items for the prior year as the amounts were first quantified subsequent to June 30, 2009.

Six Months Ended June 30, 2010
Beginning Balance	$1,991,987
Foreign Currency Translation	36,085
Accretion Expense	33,751
Ending Balance	$2,061,823

6.	Shareholders' Equity

On May 26, 2010, the Company issued 631,579 restricted shares of common stock at $9.50 per share to Hochschild Mining Holdings Limited (“Hochschild”) pursuant to a subscription agreement in connection with the parties’ strategic alliance.  The Company received cash proceeds of $ 6,000,000.

On May 7, 2010, the Company sold 50,000 shares of common stock at $4.63 per share to an individual investor for cash proceeds of $231,500.  As the shares were sold at a discount pursuant to an investor relations agreement, an expense of $307,000 was recorded to reflect the difference between the cash proceeds and the quoted market of the common stock.

On April 19, 2010, the Company issued 48,541 shares of common stock pursuant to the exercise of stock options. An option-holder exercised 70,000 options using the “cashless exercise” method for payment, whereby the option-holder immediately surrendered shares of common stock that he would have otherwise been entitled to receive.  In the aggregate, the option-holder exercised 70,000 options and immediately surrendered 21,459 shares of common stock, resulting in a net issuance of 48,541 shares of common stock.  The Company received no cash proceeds in the transactions.

On March 8, 2010, the Company issued 600,000 restricted shares of common stock at $8.62 per share to Hochschild pursuant to a strategic alliance agreement dated December 8, 2008.  The Company received cash proceeds of $5,172,000.

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

The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the six months ended June 30, 2010 and 2009 was $196,480 and $2,694,354, respectively.  The estimated unrecognized compensation cost from unvested options as of June 30, 2010 was approximately $625,927 which is expected to be recognized over the remaining vesting periods, which range from .33 to 3.0 years.

Effective March 2, 2010, grants covering 60,000 shares of common stock were issued to an employee at an exercise price of $10.10 and a term of ten years.  The options vest over a three year period.  The grant date fair value was calculated as $486,764 ($8.113 per option) using the following assumptions:  expected life of 10 years, stock price of $10.10 at date of grant, dividend yield of 0%, interest rate 3.63%, and volatility of 75% .

Effective July 1, 2010, grants covering 450,000 shares of common stock were issued to employees at an exercise price of $11.90 and a term of ten years.  The options vest over a three year period.

The weighted average grant date fair value of options granted was $8.11 per option during 2010 and $2.58 for the comparable period ended 2009. The weighted average grant date fair value of options vested was $2.41 per option during 2010 and $2.43 per option during 2009.

The following table summarizes activity for compensatory stock options during the interim period ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2010	3,745,000	$2.48	$32,850,250	3,500,000
Granted	60,000	$10.10	-	-
Exercised	(70,000)	$3.74
Cancelled	(75,000)	$7.00	-	-
Outstanding, June 30, 2010	3,660,000	$2.49	$38,113,800	3,430,000

The following table summarizes information about outstanding compensatory stock options as of June 30, 2010:

                                            Options Outstanding                                                         Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25	1,400,000	3.5	$0.25	1,400,000	$0.25	$17,710,000
$3.40	1,000,000	7.7	$3.40	1,000,000	$3.40	$9,500,000
$3.74 -$4.51	200,000	8.1	$3.97	30,000	$4.51	$251,700
$3.95	1,000,000	8.8	$3.95	1,000,000	$3.95	$8,950,000
$10.10	60,000	9.7	$10.10	-	-	-
	3,660,000		$2.49	3,430,000	$2.28	$36,411,700

8.	Subsequent Events

        The Company announced that commercial production was achieved from its 100% owned El Aguila high-grade gold and silver project as of July 1, 2010.  Revenue recognition from the sale of precious metals will commence July 1, 2010.

        Effective July 1, 2010, grants covering 450,000 shares of common stock were issued to employees at an exercise price of $11.90 and a term of ten years.  The options vest over a three year period.

On July 29, 2010, the Company declared a special cash dividend of $0.03 per common share to shareholders of record on August 16, 2010, and payable on or about August 26, 2010.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion updates our business plan for the balance of 2010.  It also analyzes our financial condition at June 30, 2010, and compares it to our financial condition at December 31, 2009.  Finally, this discussion summarizes the results of our operations for the three and the six month periods ended June 30, 2010, and compares those results to the three and the six month periods ended June 30, 2009.  This discussion and analysis should be read in conjunction with our audited financial statements for the years ended December 31, 2009 and 2008, including footnotes, and the discussion and analysis included in our Form 10-K for the year ended December 31, 2009.

Plan of Operation

We declared that commercial production was achieved at our Mexico mill facility on July 1, 2010.  Prior to 2010, none of our properties were in production, and consequently, we have never recognized revenue from the sale of minerals and have relied on equity financing to fund our operations to date.

We are continuing exploration at our El Aguila Project in 2010.  A portion of the proceeds of the June 2009 private placement, in the original amount of $4,000,000, were reserved for the purpose of additional exploration at the El Aguila Project.  As of June 30, 2010, approximately $2,069,000 reserved funds remained in the account, as certain amounts have been released from the restricted account.  Presently, work continues on the decline ramp on what we anticipate will be an underground mine at the La Arista vein.

We continue to refine our initial and ongoing capital requirements.  As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue.  We may require additional capital resources to complete our existing plans and we would be dependent upon additional financing to expand our exploration efforts.  We may seek additional funding during the next twelve months for both operations and/or to take advantage of other business opportunities.

Production at El Aguila.  While we intend to continue exploration at the El Aguila Project and proximate properties for the foreseeable future, we are moving forward with our plans for mineral production and construction of an underground mine at La Arista.  None of the mineralized material on our properties has been classified as proven or probable reserves in accordance with SEC criteria.  The assumptions used by us in our decision to undertake construction of the mill and mine may prove to be inaccurate.  Thus, we may never be able to recover sufficient mineralized material to become profitable.

In December 2009, we began commissioning the El Aguila mill.  In February 2010, we produced our first concentrate and shipped the first set of concentrates in April 2010 to Consorcio Minero de Mexico Cormin Mex, S.A. de C.V. (a Trafigura Group Company), which accepted delivery at a Mexican port for ultimate shipment to a smelter.  We have been operating in a ramping up phase since February 2010 primarily in an effort to optimize the mill throughput and recoveries. During the ramping up phase, we designed and implemented processes to meet the required goals of achieving commercial production.  During the first six months of 2010, the operations yielded $2,804,064 in sales from concentrate and treatment charges of $109,293 for net sales proceeds of $2,694,771.  The net sale of $2,694,771 was offset against $2,903,853 of operating expenses incurred during the period and resulted in reported net production start up expense of $209,082 for the six month period.

On July 1, 2010, we declared that commercial production was achieved, as the mill attained 80% of the design mill throughput and recoveries. Following the achievement of commercial production, all sales of concentrate, and thereafter, will be recognized as revenue. Any silver mineralization realized from the sale of any concentrate will be considered a by-product of revenue which will help offset the costs of producing the gold concentrate.  We anticipate that cash flow generated from operations will be reinvested in the business, and the Company will endeavor to pay a dividend to its investors regularly once management has evaluated the results of its operations during commercial production.

Construction at the La Arista Vein.   We have begun development of the underground La Arista vein, which we hope to place in production during our second year of mineral production.  A third party contractor has been hired and is presently driving a decline haulage ramp, a second ventilation and emergency ramp, and additional developments.  We are also constructing a surface facility to service this underground mine.  Since we believe the La Arista mineralization area also contains base metals of copper, lead, and zinc, we intend to produce those metals as by-products following industry standards, any revenue from which would help offset the costs of producing gold and silver.  We expect that the ore from both the near-surface deposit and the anticipated underground mine will be processed at the El Aguila mill.

A portion of the proceeds of the December 2009 private placement, in the original amount of $8,000,000, were reserved for construction of this underground mine and facilities.  However, since we are still in the process of planning the design and construction of those facilities, we have not yet determined whether that amount will be sufficient to complete the necessary work to begin mining of the underground mineralization.  As of June 30, 2010, approximately $5,672,000 reserved funds remained in the account, as certain amounts have been released from the restricted account.

Accounting for Exploration Stage Activities

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves.  As a result, and in accordance with accounting principles generally accepted in the United States, all expenditures for exploration and evaluation of our properties have been expensed as incurred.  Furthermore, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.  Certain expenditures, such as for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.  As required by the SEC guidelines substantially all of our expenditures to date, including construction of the mill, have been expensed and we expect to expense additional expenditures during 2010.  As a result, most of our investment in mining properties and equipment does not appear as an asset on our balance sheet.  Due to the absence of any proven or probable reserves as defined under the SEC guidelines, we expect to remain as an exploration stage company for the foreseeable future, even now that we have reached commercial production.

            Our accounting treatment for exploration stage properties, regarding the classification of construction expenditures as an operating expense rather than as a capital expenditure, has in part caused us to report large losses during the last two years.  Although the majority of expenditures for the El Aguila Project were completed during the last two years, we expect underground mine construction to continue in future years.  In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we will report larger losses or lesser profits during periods of construction.

In accordance with this policy, from inception to June 30, 2010, we expensed approximately $43,771,175 in design, engineering, and construction costs, all of which apply to the El Aguila Project.

Liquidity and Capital Resources

As of June 30, 2010, we had working capital of $18,639,619, consisting of current assets of $20,257,847 and current liabilities of $1,618,228.  This represents a decrease of $1,337,347 from the working capital balance of $19,976,966 as of December 31, 2009.  Consistent with our plans, our working capital balance fluctuates as we consume cash to fund our exploration and construction activities and other operating expenses, and as we replenish our cash through the sale of common stock.

We have historically relied on equity financings to fund our operations.  From inception through June 30, 2010, we received $107,647,353 in cash, services, and other consideration through issuance of our common stock.  As of June 30, 2010, we did not have any outstanding debt.  We believe that we will continue to fund our future working capital requirements through the sale of equity, and eventually through cash flow from operations, and we have not made arrangements to borrow funds for working capital requirements.  However, we may consider debt financing if market conditions allow.

During the six months ended June 30, 2010, we raised $11,172,000 from sales of our common stock to Hochschild Mining Holdings Limited (“Hochschild”).  Effective May 26, 2010, we completed a financing transaction with Hochschild whereby we sold 631,579 shares of restricted common stock at $9.50 per share for gross proceeds of $6,000,000.  Effective March 8, 2010, we completed a financing transaction with Hochschild whereby we sold 600,000 shares of restricted common stock at $8.62 per share for gross proceeds of $5,172,000.

During the six months ended June 30, 2010, we spent $2,286,369 on the exploration and evaluation of our properties, predominantly at our El Aguila Project.  This compares to $1,982,993 spent during the six months ended June 30, 2009.  We continued our exploration program to further delineate the area of mineralized material, even though most of our emphasis has shifted to production activities.

During the six months ended June 30, 2010, we also spent $8,275,278 on engineering and construction activities.  This compares to $11,757,472 spent during the six months ended June 30, 2009, and reflects our shifting emphasis from construction of the mill and infrastructure into the production phase.

Our most significant expenditures for the remainder of 2010 are expected to be costs associated with the second phase of our tailings facility, optimization of commercial production at our mill facility, the continued construction of the underground mine and further exploration of our properties.  We also continue to incur operating expenses approximating $300,000 per month for salaries and other overhead expenses at our Denver and Oaxaca locations.  We expect to continue depleting our working capital until such time, if ever, we successfully generate sufficient cash flow from the production and sale of gold and other metals.

Although we commenced gold production during 2010, it is uncertain if we will be successful in producing minerals in quantities needed to sustain our operations.  Furthermore, the amount of revenue generated during the start-up phase of a mining operation is difficult to predict and tends to be highly variable.  Our costs to enter the production phase may be greater than we anticipate.  We may require additional funding to complete our existing plans and we would be dependent upon additional financing to expand our exploration efforts.  We may seek additional funding during the next twelve months for both operations and/or to take advantage of other business opportunities.

Net cash used in operating activities was $12,235,857 during the six months ended June 30, 2010, compared to $15,174,925 during 2009, a decrease of $2,939,068.  Our use of operating cash is currently shifting from construction activities to production activities consistent with our plan to commence production during 2010.  In addition, cash proceeds of $2,694,771 were offset against production start up expenses during the commissioning phase of the mill in 2010.

Net cash used in investing activities for the six months ended June 30, 2010, was $496,884, compared to $226,840 for the six months ended June 30, 2009.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics.  During the six months ended June 30, 2010, we invested in additional vehicles and computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2010, was $11,403,500, consisting of proceeds in the amount of $11,172,000 from the sale of shares to Hochschild and $231,500 from an individual investor.  This represents a decrease of $6,586,500 from the six months ended June 30, 2009, where financing activities provided cash of $17,990,000 from the sale of shares to Hochschild.

The balance of cash and equivalents decreased to $5,390,651 as of June 30, 2010 from $6,752,325 as of December 31, 2009, a net decrease in cash of $1,361,674.  The decrease is consistent with our current activities at El Aguila.  We expect to continue to expend our cash for exploration stage and production start-up activities until such time that we commence production and generate adequate cash flow to be self sufficient from the production and sale of gold and other metals.

Results of Operations – Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

For the three months ended June 30, 2010, we reported a net loss of $5,811,938, or $0.12 per share, compared to a net loss of $10,297,640 or $0.25 per share for the three months ended June 30, 2009.  We expect to incur losses until such time as we begin generating positive cash flow from operations.  In neither period did we report any revenue from the sale of gold or other minerals.  Our only revenue since inception has consisted of interest income.

Total costs and expenses during the three months ended June 30, 2010 were $5,820,579 compared to $10,302,392 during the comparable period of 2009, a decrease of $4,481,813 or 44%.  There was a decrease in costs and expenses between the periods due primarily to a shift in the nature of our cost structure.  We are shifting from construction activities to production activities during 2010.  Furthermore, cash proceeds of $2,694,771 were offset against production start up expenses during the commissioning phase of the mill during 2010, and there was a decrease in stock based compensation expense.

The property exploration and evaluation component decreased $284,576 or 21%, from $1,355,072 for the three months ended June 30, 2009 to $1,070,496 for the three months ended June 30, 2010.

The engineering and construction cost component during the three months ended June 30, 2010 was $3,829,137, compared to $5,913,520 during the comparable period in 2009.  We have substantially completed engineering and construction of the open pit mine and mill and are shifting our construction emphasis to the underground mine.

General and administrative expenses decreased $1,699,337, or 57%, to $1,297,178 for the three months ended June 30, 2010 as compared to $2,996,515 for the comparable period last year.

The cash components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $495,675 during the three months ended June 30, 2010 from $304,345 during the comparable period in 2009, an increase of $191,330 or 63%.   There was a significant change in the insurance component of our cost structure as we increased coverage for Mexico operations, in addition to generally increased activity levels as we prepare the El Aguila Project for production.  Specifically, there was an increase in the legal fees and travel components of our cost structure.  We anticipate these costs will further increase during the commercial production phase.

The component of general and administrative expense representing stock option compensation expense (a “non-cash” expense) was $113,762 for the three months ended June 30, 2010, compared to $2,634,677 for the comparable period in 2009.  We use the Black-Scholes-Merton option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We record the estimated fair value of options granted as an expense on a pro-rata basis over the vesting period of the options.  In addition, we recorded an expense of $307,000 to reflect the sale of common stock to a service provider at a discounted price.

Interest income for the three months ended June 30, 2010 increased to $8,641 compared to $4,752 for the comparable period of 2009, an increase of $3,889, or 82%, representing increased deposits in short term interest bearing accounts.

Our mining operations are located in Mexico and we primarily transact business in Mexican pesos.  Our reporting currency is the US dollar.  Changes in the rate of currency exchange between the Mexican peso and the US dollar create translation gains and losses, which are reported as a component of other comprehensive income.  For the three months ended June 30, 2010 and 2009, we recorded currency translation losses of $248,375 and $23,177, respectively, as the value of the US dollar rose against the Mexican peso.

Results of Operations – Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

For the six months ended June 30, 2010, we reported a net loss of $13,077,430, or $0.27 per share, compared to a net loss of $17,438,949, or $0.44 per share for the six months ended June 30, 2009.   In neither period did we report any revenue from the sale of gold or other minerals.

Total costs and expenses during the six months ended June 30, 2010 were $13,111,151 compared to $17,447,868 during the comparable period of 2009, a decrease of $4,336,717, or 25%.  The decrease is due to operations shifting from construction activities to production activities.

During the six months ended June 30, 2010, we commenced operations at the El Aguila mill and incurred costs for training, testing, system optimization, salaries, power and light, among others.  Cash proceeds of $2,694,771 were offset against production start up expenses during the commissioning phase of the mill during 2010.

The property exploration and evaluation component increased $303,376, or 15%, from $1,982,993 for the six months ended June 30, 2009 to $2,286,369 for the six months ended June 30, 2010.  We currently have two drill rigs on site and we are adding a third to accelerate the exploration of our properties.

The engineering and construction cost component during the six months ended June 30, 2010 was $8,275,278 compared to $11,757,472 during the comparable period in 2009.  We have substantially completed engineering and construction of the open pit mine and mill and are shifting our construction emphasis to the underground mine.

General and administrative expenses decreased $1,517,110 or 42%, to $2,119,357 for the six months ended June 30, 2010, as compared to $3,636,467 for the comparable period last year.

The cash components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $1,027,416 during the six months ended June 30, 2010 from $816,004 during the comparable period in 2009, an increase of $211,412 or 26%.  There was a significant change in the insurance component of our cost structure as we increased coverage for Mexico operations, in addition to generally increased activity levels as we prepare the El Aguila Project for production.  We anticipate these costs will increase now that we have commenced commercial production.

The component of general and administrative expense representing stock option compensation expense (a “non-cash” expense) was $196,480 for the six months ended June 30, 2010, compared to $2,694,354 for the comparable period in 2009.  We use the Black-Scholes-Merton option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We record the estimated fair value of options granted as an expense on a pro-rata basis over the vesting period of the options.  In addition, we recorded an expense of $307,000 to reflect the sale of common stock to a service provider at a discounted price.  Significantly less options were granted during the six months ended June 30, 2010 than the comparable period of 2009.

Interest income for the six months ended June 30, 2010 increased to $33,721 compared to $8,919 for the comparable period of 2009, an increase of $24,802, or 278%, representing increased deposits in short term interest bearing accounts.

For the six months ended June 30, 2010 and 2009, we recorded a currency translation gain of $37,613 and $72,966, respectively, as the value of the US dollar fell against the Mexican peso.

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

Equity Price Risk

We have in the past sought and likely will in the future seek to acquire additional funding by sale of common stock and other equity. Movements in the price of our common stock have been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Commodity Price Risk

The profitability of our anticipated operations will depend in part upon the market prices of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the world supply of gold and silver and the stability of exchange rates, among other factors, can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments.  The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition.  We have not entered into derivative contracts to protect the selling price for gold or silver.  We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs.

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

(b)           There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  Risk Factors

        We sell all of the ore concentrate we produce to a single purchaser pursuant to a sales agreement.  Consorcio Minero de Mexico Cormin Mex, S.A. de C.V. is the sole buyer of all of our ore concentrate produced at our mill facility at El Aguila.  Pursuant to a written agreement with Consorcio, they pay a percentage of the sales price upon their receipt of ore concentrate from us and pay the remainder of the purchase price within a designated time period thereafter.  Our financial performance is dependent in part upon the financial health of Consorcio, as all of our revenue from mineral production will result from these sales.  If Consorcio breaches the agreement or is not in the financial position to purchase the ore concentrate we produce, we could experience a material loss and we may not have any readily available means to sell our ore concentrate, and our financial performance will be adversely and materially affected.  If our agreement with Consorcio terminates, we may seek other arrangements to sell ore concentrate, but there is no assurance that our efforts would be successful in obtaining another agreement with terms as favorable to us as those of the agreement with Consorico.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 7, 2010, we issued 50,000 shares of our common stock to a consultant in connection with an agreement for investor relations services.  The consultant purchased the shares for $231,500, or $4.63 per share.  We relied on the exemption provided by Section 4(2) of the Securities Act for this transaction.

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

GOLD RESOURCE CORPORATION

Dated: August 9, 2010		/s/ William W. Reid
	By:	William W. Reid,
Principal Executive Officer

Dated: August 9, 2010		/s/ Frank L. Jennings
	By:	Frank L. Jennings,
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.