Form 10-Q
period 2010-09-30
GOLD RESOURCE CORP
filed 2010-11-10
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _______

Commission File Number:  001-34857

GOLD RESOURCE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2886 Carriage Manor Point, Colorado Springs, Colorado  80906
(Address of Principal Executive Offices)  (Zip Code)

Registrant's telephone number including area code:  (303) 320-7708

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 52,998,303 shares of common stock outstanding as of November 8, 2010.

GOLD RESOURCE CORPORATION

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	1
	Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (unaudited)	2
	Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, and for the period from inception to September 30, 2010 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and for the period from inception to September 30, 2010 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
Part II - OTHER INFORMATION
Item 6.	Exhibits	24
SIGNATURES		25

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements.  Readers should refer to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements
GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
 CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,861,743	$6,752,325
Restricted cash	5,995,333	11,436,074
Accounts receivable	2,857,170	-
Inventories	1,897,588	224,853
Prepaid and refundable taxes	3,677,760	2,132,495
Other current assets	9,392	155,658
Total current assets	69,298,986	20,701,405

Land and mineral rights	226,610	226,610
Property and equipment - net	4,044,521	1,726,278
Other assets	38,930	10,465
Total assets	$73,609,047	$22,664,758

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,653,480	$724,439
Dividends payable	1,589,949	-
Total current liabilities	4,243,429	724,439

Asset retirement obligation	2,136,793	1,991,987

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
52,998,303 and 48,100,284 shares issued and outstanding, respectively	52,997	48,100
Additional paid-in capital	156,237,520	95,692,273
(Deficit) accumulated during the exploration stage	(88,770,680)	(74,817,721)
Other comprehensive income:
Currency translation adjustment	(291,012)	(974,320)
Total shareholders' equity	67,228,825	19,948,332

Total liabilities and shareholders' equity	$73,609,047	$22,664,758

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended September 30, 2010 and 2009
(unaudited)

	2010	2009

Sales of metals concentrate	$9,609,326	$-

Mine Cost of Sales
Production costs applicable to sales	2,836,851	-
Depreciation, depletion, amortization	36,596	-
Accretion	16,779	-
Total mine cost of sales	2,890,226	-

Mine Gross Profit	6,719,100	-

Costs and Expenses:
General and administrative (includes $1,521,225 in
2010 and $59,677 in 2009 of non-cash
stock based compensation)	2,827,352	620,470
Exploration expenses	1,652,542	1,888,828
Construction and development	3,741,090	7,132,056
Total costs and expenses	8,220,984	9,641,354

Operating (loss)	(1,501,884)	(9,641,354)

Other income (expense):
Other income	6,789	-
Currency exchange (loss)	(88,956)	-
Change in fair value of derivative contract	358,777	-
Interest income	42,744	16,221
Total other income	319,354	16,221

(Loss) before income taxes	(1,182,530)	(9,625,133)

Provision for income taxes	-	-

Net (loss)	(1,182,530)	(9,625,133)

Other comprehensive income:
Currency translation gain	645,695	342,569

Net comprehensive (loss)	$(536,835)	$(9,282,564)

Net (loss) per common share:
Basic and Diluted	$(0.02)	$(0.21)

Weighted average shares outstanding:
Basic and Diluted	49,851,542	45,280,272

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the nine months ended September 30, 2010 and 2009
and for the period from Inception (August 24, 1998) to September 30, 2010
(Unaudited)

	2010	2009	Inception (August 24, 1998) to September 30, 2010

Sales of metals concentrate	$9,609,326	$-	$9,609,326

Mine Cost of Sales
Production costs applicable to sales	2,836,851	-	2,836,851
Depreciation, depletion, amortization	63,497	-	63,497
Accretion	50,530	-	50,530
Total mine cost of sales	2,950,878	-	2,950,878

Mine Gross Profit	6,658,448	-	6,658,448

Costs and Expenses:
General and administrative (includes $1,717,705 in
2010 and $2,754,031 in 2009 of non-cash
stock based compensation)	4,677,724	4,327,873	19,457,814
Exploration expenses	3,966,450	3,871,821	28,451,660
Construction and development	12,111,226	18,889,528	47,607,123
Production start up expense, net	209,082	-	209,082
Management contract - U S Gold, related party	-	-	752,191
Total costs and expenses	20,964,482	27,089,222	96,477,870

Operating (loss)	(14,306,034)	(27,089,222)	(89,819,422)

Other income (expense):
Other income	6,789	-	6,789
Currency exchange (loss)	(88,956)	-	(88,956)
Change in fair value of derivative contract	358,777	-	358,777
Interest income	76,465	25,140	772,132
Total other income	353,075	25,140	1,048,742

(Loss) before income taxes	(13,952,959)	(27,064,082)	(88,770,680)

Provision for income taxes	-	-	-

Net (loss)	(13,952,959)	(27,064,082)	(88,770,680)

Other comprehensive income:
Currency translation gain (loss)	683,308	415,535	(291,012)

Net comprehensive (loss)	$(13,269,651)	$(26,648,547)	$(89,061,692)

Net (loss) per common share:
Basic and Diluted	$(0.28)	$(0.65)

Weighted average shares outstanding:
Basic and Diluted	49,060,466	41,529,857

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2010 and 2009
and for the period from Inception (August 24, 1998) to September 30, 2010
(Unaudited)

	2010	2009	Inception (August 24, 1998) to September 30, 2010
Cash flows from operating activities:
Net (loss)	$(13,952,959)	$(27,064,082)	$(88,770,680)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	240,921	112,862	604,629
Accretion expense	50,530	-	2,042,517
Stock compensation	1,717,705	2,754,031	8,505,337
Management fee paid in stock	-	-	392,191
Related party payable paid in stock	-	-	320,000
Foreign currency translation adjustment	683,308	415,535	(291,012)
Issuance cost forgiven	-	-	25,327
Changes in operating assets and liabilities:
Accounts receivable	(2,857,170)	-	(2,857,170)
Prepaid and refundable taxes	(1,545,265)	-	(3,677,760)
Other current assets	146,266	161,195	(9,392)
Inventories	(1,672,735)	-	(1,897,588)
Accounts payable and accrued liabilities	1,929,041	(1,163,539)	2,653,480
Other	(28,465)	-	(42,040)
Total adjustments	(1,335,864)	2,280,084	5,768,519
Net cash (used in) operating activities	(15,288,823)	(24,783,998)	(83,002,161)

Cash flows from investing activities:
Capital expenditures	(2,542,074)	(504,731)	(4,981,861)
Restricted cash	5,440,741	(4,005,479)	(5,995,333)
Net cash provided by (used in) investing activities	2,898,667	(4,510,210)	(10,977,194)

Cash flows from financing activities:
Proceeds from sales of stock	63,392,500	32,990,000	150,633,323
Proceeds from exercise of options	-	-	427,500
Proceeds from debentures - founders	-	-	50,000
Dividends paid	(2,970,112)	-	(2,970,112)
Proceeds from exploration funding agreement - Canyon Resources	-	-	500,000
Net cash provided by financing activities	60,422,388	32,990,000	148,640,711

Effect of exchange rates on cash and equivalents	77,186	-	200,387

Net increase in cash and equivalents	48,109,418	3,695,792	54,861,743

Cash and equivalents at beginning of period	6,752,325	3,534,578	-

Cash and equivalents at end of period	$54,861,743	$7,230,370	$54,861,743

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into
common stock	$-	$-	$500,000
Conversion of founders debentures into
common stock	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

1.	Summary of Significant Accounting Policies

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998.  The Company has been engaged in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company.  It has emerged as a producer of gold and silver metals concentrates and it plans to continue to develop mineral properties as well as become a producer of base metals concentrates.   The consolidated financial statements included herein are expressed in United States dollars, the Company’s reporting currency.

Basis of Presentation.  The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") pursuant to Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

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

The restricted cash balances were placed in separate interest bearing bank accounts.  Transfer of funds from the restricted bank accounts requires the approval of Hochschild Mining Holdings Limited (“Hochschild”), the other party to the subscription agreements. The approval process includes the presentation of documentation that demonstrates use of the funds for the intended purpose.  As of September 30, 2010, $5,995,333 of restricted cash remained for the intended purposes.

Ore Stockpile Inventories.  Ore stockpile inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales.  The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months are classified as long-term.

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

Net Earnings (Loss) Per Share.    Basic earnings (loss) per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During the nine months ended September 30, 2010 and 2009, the calculation excluded potential dilution of 4,080,000 and 3,795,000 shares of underlying exercisable stock options, respectively, because the effect would have been anti-dilutive.

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

As of September 30, 2010, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

Fair Value of Financial Instruments.    ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2010.

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

Prepaid and Refundable Taxes.    In Mexico, value added taxes (IVA) are assessed on purchases of materials and services.  Businesses are generally entitled to recover the taxes they have paid, either as a refund or as a credit against future taxes payable.  For the period from inception through 2008, substantially all of the Company’s refund claims were initially denied by the tax authorities.  Accordingly, the Company provided a full valuation allowance for potentially refundable IVA.  During 2009, the Company was successful in establishing the validity of its claims and received IVA refunds.  Furthermore, it appears that the tax authorities will honor the Company’s claims for substantially all of the IVA paid during 2009 and any future years.  Amounts recorded as prepaid and refundable taxes in the consolidated financial statements represent the estimated recoverable payments made during 2009 and  through September 30, 2010.  Although the taxing authorities may reconsider claims filed for previous years, significant uncertainties regarding ultimate recovery preclude recognition of an asset for taxes paid prior to 2009.

       Revenue Recognition.  Sales of all metals products sold directly to the Company’s metals concentrate buyer, including by-product metals, are recorded as revenues when title and risk of loss transfer to the buyer (generally at the time of shipment is delivered at buyer’s port) at estimated forward prices for the anticipated month of settlement.  Due to the time elapsed from shipment to the customer and the final settlement with the buyer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the buyer.

Sales to the Company’s buyer are recorded net of charges by the buyer for treatment, refining, smelting losses, and other charges negotiated by the Company with the buyer. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of concentrate.

Changes in metals prices between shipment and final settlement will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment.  Concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

Changes in the market price of metals significantly affect our revenues, profitability, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because our revenue is derived from the sale of gold and silver, our earnings are directly related to the prices of these metals.

Concentration of Credit Risk.  As of September 30, 2010, 100% of our total sales of metals concentrate and 100% of our mine gross profits were generated from sales to Consorcio Minero de Mexico Cormin Mex, S.A. de C.V., a Trafigura Group Company (“Consorcio”).  Our El Aguila Project which is located in the state of Oaxaca, Mexico accounted for 100% of our total sales of metals concentrate during the three months ended September 30, 2010.

The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangement with Consorcio , and believes it is not exposed to significant credit risk in relations to the counterparty meeting its contractual obligations as it pertains to its trade receivables during its ordinary course of business.

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

Fair Value Measurements - In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

2.	Inventory

Inventories at September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009

Ore stockpiles	$1,722,756	$--
Concentrate	2,988	--
Materials and supplies	171,844	224,853

Total current inventories	$1,897,588	$224,853

As of September 30, 2010, the ore stockpiles inventories consist of approximately 136,652 tonnes of ore and are carried at cost.

3.	Mineral Properties

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

4.	Property and Equipment

At September 30, 2010 and December 31, 2009, property and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Trucks and autos	$654,183	$424,527
Office building	1,728,945	--
Furniture and equipment	1,287,919	719,557
Exploration equipment	876,904	916,879
Subtotal	4,547,951	2,060,963
Accumulated depreciation	(503,430)	(334,685)
Totals	$4,044,521	$1,726,278

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $240,921 and $112,862, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

5.	Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to the reclamation, remediation, and closure costs for its El Aguila project.  The following table presents the changes in ARO for the period ended September 30, 2010.

Nine Months Ended September 30, 2010
Beginning Balance	$1,991,987
Foreign Currency Translation	94,276
Accretion Expense	50,530
Ending Balance	$2,136,793

6.	Shareholders’ Equity

On September 30, 2010, the Company declared a special cash dividend of $0.03 per common share to its shareholders of record October 15, 2010 which was paid on October 27, 2010 in the aggregate amount of $1,589,949.

On August 31, 2010, the Company declared a special cash dividend of $0.03 per common share to its shareholders of record September 17, 2010 which was paid on September 29, 2010 in the aggregate amount of $1,485,699.

On July 29, 2010, the Company declared a special cash dividend of $0.03 per common share to its shareholders of record August16, 2010 which was paid on August 26, 2010 in the aggregate amount of $1,484,412.

On September 23, 2010, the Company completed a financing transaction whereby it sold 3,475,000 shares of restricted common stock at $16.00 per share for net proceeds of $51,989,000 to various institutional investors.  Jefferies & Company Inc. acted as our placement agent in connection with the transaction.

On August 17, 2010, the Company issued 92,899 shares of common stock pursuant to the exercise of stock options. Two option-holders exercised 70,000 and 60,000 options using the “cashless exercise” method for payment, whereby the option-holders immediately surrendered shares of common stock that they would have otherwise been entitled to receive.  In the aggregate, the option-holders exercised 70,000 and 60,000 options and immediately surrendered 18,244 and 18,857 shares of common stock, resulting in a net issuance of 92,899 shares of common stock.  The Company received no cash proceeds in the transactions.

On May 26, 2010, the Company issued 631,579 restricted shares of common stock at $9.50 per share to Hochschild pursuant to a subscription agreement in connection with the parties’ strategic alliance.  The Company received cash proceeds of $ 6,000,000.

On May 7, 2010, the Company sold 50,000 shares of common stock at $4.63 per share to an individual investor for cash proceeds of $231,500. As a result of the shares having been sold at a discount pursuant to an investor agreement, an expense of $307,000 was recorded to reflect the difference between the cash proceeds and the quoted market price of the common stock.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The option pricing model requires the input of subjective assumptions which are based on several different criteria.  Expected volatility is based on the historical price volatility of the Company’s common stock.  The Company paid dividends on August 26, 2010 and September 29, 2010 which resulted in an expected dividend yield rate of 2%.  Based on historical experience, forfeitures and cancellations are not significant.  The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms and vesting schedules.  Risk free interest rates are based on US government obligations with a term approximating the expected life of the option.

The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options expense for the nine months ended September 30, 2010 and 2009 was $1,717,705 and $2,754,031, respectively.  The estimated unrecognized compensation cost from unvested options as of September 30, 2010, was approximately $4,432,597 which is expected to be recognized over the remaining vesting periods, which range from 0.33 to 3.0 years.

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

Effective July 1, 2010, grants covering 450,000 shares of common stock were issued to employees at an exercise price of $11.90 and a term of ten years.  The options vest over a three year period. The grant date fair value was calculated as $4,262,100 ($9.471 per option) using the following assumptions:  expected life of 10 years, stock price of $11.90 at date of grant, dividend yield of 0%, interest rate 2.96%, and volatility of 72%.

Effective August 17, 2010, grants covering 100,000 shares of common stock were issued to a member of the Board of Director at an exercise price of $14.35 and a term of ten years.  The stock options vest and are exercisable on the date of grant. The grant date fair value was calculated as $1,065,811 ($10.658 per option) using the following assumptions:  expected life of 10 years, stock price of $14.35 at date of grant, dividend yield of 0.56%, interest rate 2.64%, and volatility of 71%.

The weighted average grant date fair value of options granted was $9.53 per option during 2010 and $4.16 for the comparable period ended 2009. The weighted average grant date fair value of options vested was $1.00 per option during 2010 and $2.43 per option during 2009.

The following table summarizes activity for compensatory stock options during the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2010	3,745,000	$2.48	$32,850,250	3,500,000
Granted	610,000	$12.12	-	-
Exercised	(200,000)	$3.97	-	-
Cancelled	(75,000)	$7.00	-	-
Outstanding, September 30, 2010	4,080,000	$3.76	$60,775,000	3,500,000

The following table summarizes information about outstanding compensatory stock options as of September 30, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25	1,400,000	3.3	$0.25	1,400,000	$0.25	$25,774,000
$3.40	1,000,000	7.4	$3.40	1,000,000	$3.40	$15,260,000
$3.74	70,000	7.9	$3.74	-	-	-
$3.95	1,000,000	8.6	$3.95	1,000,000	$3.95	$14,710,000
$10.10-$14.35	610,000	9.8	$12.12	100,000	$14.35	$431,000
	4,080,000		$3.76	3,500,000	$2.61	$56,175,000

8.	Subsequent Events

On October 29, 2010, the Company declared a special cash dividend of $0.03 per common share to shareholders of record on November 12, 2010, and payable on or about November 24, 2010.

At a meeting held on November 4, 2010, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the authorized amount of common stock to 100,000,000 shares and the number of shares of common stock reserved for issuance under its Non-Qualified Stock Option and Stock Grant Plan to 10,000,000 shares.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

 The following discussion summarizes the results of our operations for the three and nine month periods ended September 30, 2010 and compares those results to the three and nine month periods ended September 30, 2009.  It also analyzes our financial condition at September 30, 2010 and compares it to our financial condition at December 31, 2009.  This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended December 31, 2009 and 2008 and footnotes, in our Form 10-K for the year ended December 31, 2009.

Overview

We are considered an exploration stage company under the SEC criteria since we have not yet demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our properties.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.  Furthermore, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.  Certain expenditures, such as for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.   As required by the SEC guidelines, substantially all of our expenditures to date, including construction of the mill, have been expensed and we expect to expense additional construction expenditures during the remainder of 2010  related to the Phase II tailings dam construction and the underground mine development at the La Arista vein system.  Therefore, most of our investment in mining properties and equipment does not appear as an asset on our balance sheet.  Due to the absence of any proven or probable reserves as defined under the SEC guidelines, we expect to remain as an exploration stage company for the foreseeable future, even though we have reached commercial production.

Our accounting treatment as an exploration stage company regarding the classification of construction expenditures as an operating expense rather than as a capital expenditure, has caused us to report large losses during the last two years instead of building assets on the balance sheet.  Although the majority of expenditures for the El Aguila Project were completed during the last two years, we expect underground mine construction and tailings dam construction to continue in future years.  In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we will report larger losses or lesser profits as a result of this ongoing construction which will be expensed instead of capitalized for accounting purposes.

 In accordance with this policy, from inception to September 30, 2010, we expensed approximately $47,607,123 in construction and development costs, all of which apply to the El Aguila Project.

Results of Operations

Commercial Production and Mine Gross Profit.  We commenced commercial production July 1, 2010 at our El Aguila Project, part of our Oaxaca Mining Unit, in Oaxaca, Mexico and completed our first quarter of commercial production during the quarter ending September 30, 2010.  We produced 7,351 ounces of gold during that quarter at a cash cost of $249 per ounce net of by-product credits. (See Non-GAAP Measures below)  The mine had operating earnings (gross profit) of $6,719,100 for the three months ended September 30, 2010. The Project has not yet reached its designed targets as optimization and ramp-up are still underway. For the quarter,  daily mill throughput averaged 638 tonnes/day compared to the 800 tonnes/day we are targeting; mill recovery averaged 81% compared to the 90% we are targeting; and mill head grade averaged 4.8 grams/tonne compared to our targeted 7.3 grams/tonne as we ran lower grade ore in this startup mode.  Also, extensive and unusually heavy rains during this period complicated production.

However, even with these limitations on our operations, the Project performed well given the circumstances and demonstrated a low cost of operation resulting in a mine gross profit of $6,719,100 for the quarter.  The unit cash cost of production could further decrease if we run a higher ore grade.  We expect improvement of operations in the fourth quarter of 2010 as we anticipate improved mill operation, processing of higher ore grade and better weather conditions.

Net Loss.  For the three months ended September 30, 2010, we reported a net loss of $1,182,530, or $0.02 per share, compared to a net loss of $9,625,133 or $0.21 per share for the three months ended September 30, 2009.   For the nine months ended September 30, 2010, we reported a net loss of $13,952,959, or $0.28 per share, compared to a net loss of $27,064,082, or $0.65 per share for the nine months ended September 30, 2009.   The net loss per share in the three and nine months ended September 30, 2010 decreased as a result of generating revenue from sales of our metals concentrate for the first time.

Total costs and expenses during the three months ended September 30, 2010 were $8,220,984, compared to $9,641,354 during the comparable period of 2009, a decrease of $1,420,370, or 17%.  Total costs and expenses during the nine months ended September 30, 2010 were $20,964,483, compared to $27,089,222 during the comparable period of 2009, a decrease of $6,124,740, or 23%.   The decrease in costs and expenses in each period is primarily due to operations shifting from construction activities to production activities consistent with our plan of commercial production during 2010. However, we expect to incur losses until such time as we begin to reach optimal performance in the production of our metals concentrates and until such time, if ever, as we can exit the exploration stage and capitalize our construction and development expenditures or until our revenue is sufficient to cover all expenses, including construction and development.

The following are the results for the three and nine months ended September 30, 2010 compared to three and nine months ended September 30, 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales of metals concentrate	$9,609,326	$-	$9,609,326	$-
Mine cost of sales	2,890,226	-	2,950,878	-
Mine gross profit	6,719,100	-	6,658,448	-
General & administrative expenses (1)	1,306,127	560,793	2,960,019	1,573,842
Exploration expenses	1,652,542	1,888,828	3,966,450	3,871,821
Construction & development	3,741,090	7,132,056	12,111,226	18,889,528
Production start up expense, net	-	-	209,082	-
Stock based compensation (non-cash)	1,521,225	59,677	1,717,705	2,754,031
Total costs and expenses	8,220,984	9,641,354	20,964,482	27,089,222
Other income	6,789	-	6,789	-
Currency exchange (loss)	(88,956)	-	(88,956)	-
Change in fair value of derivative contract	358,777	-	358,777	-
Interest income	42,744	16,221	76,465	25,140
Net (loss)	$(1,182,530)	$(9,625,133)	$(13,952,959)	$(27,064,082)

(1) Stock based compensation expense has been reclassified to a separate line item.

             Costs and Expenses.  The property exploration expense component for the three months ended September 30, 2010 decreased $236,286, or 13%, from the comparable period ended September 30, 2009, from $1,888,828 to $1,652,542, as we focused more on production than exploration during the 2010 period.  Exploration costs for the nine months ended September 30, 2010 increased $94,629 or 2%, from the nine months ended September 30, 2009, from $3,871,821 to $3,966,450.  We currently have two drill rigs on site and we are in the process of adding up to three more rigs to accelerate the exploration of our properties.

    The construction and development cost component decreased during the three and nine months ended September 30, 2010, to $3,741,090 and $12,111,226 for the three and nine months ended September 30, 2010, respectively, from $7,132,056 and $18,889,528 for the comparable periods in 2009. We have substantially completed engineering and construction of the open pit mine and mill and are shifting our construction emphasis to the underground mine.

    General and administrative expenses for the three months ended September 30, 2010, which includes $1,521,225 of non-cash stock based compensation expense, increased $2,206,882, or 356%, from the same period of 2009.  General and administrative expenses for the nine months ended September 30, 2010, which includes $1,717,705 of non-cash stock based compensation expense, increased by $349,851, or 8%, from the comparable period of 2009.  General and administrative expenses for the three and nine months ended September 30, 2009 included $59,677 and $2,754,031 of non-cash stock based compensation, respectively.

 The cash components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $927,039 during the three months ended September 30, 2010 from $518,867 during the comparable period in 2009, an increase of $408,172, or 79%.  For the nine months ended September 30, 2010, the same components increased to $1,954,455 from $1,277,343 during the comparable period in 2009, an increase of $677,112, or 53%.  There was an increase in the legal and accounting professional fees attributed to our September 2010 financing transaction, application for listing on the NYSE Amex and annual meeting preparations, travel expenses and salaries and benefits. We anticipate that some of these costs such as the legal and accounting fees will decrease but that travel and salaries and benefits will increase or remain the same now that we have commenced commercial production.

            Stock option compensation expense (a non-cash expense) increased to $1,521,225 for the three months ended September 30, 2010, from $59,677 in the comparable period of 2009.  We issued no options during the three months ended September 30, 2009.  Conversely, the expense amount decreased to $1,717,705 for the nine months ended September 30, 2010 from $2,754,031 for the comparable period in 2009, as more options were issued or vested in the 2009 period.  We use the Black-Scholes-Merton option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  We record the estimated fair value of options granted as an expense on a pro-rata basis over the vesting period of the options.

            Interest income for the three months ended September 30, 2010 increased to $42,744 compared to $16,221 for the comparable period of 2009, an increase of $26,523, or 164%, and interest income for the nine months ended September 30, 2010 increased to $76,465 from $25,140 for the comparable period of 2009, an increase of $51,325, or 204%.  The increase in each period represents increased deposits in short term interest bearing accounts for both periods.

 Our mining operations are located in Mexico and we primarily transact business in Mexican pesos.  Our reporting currency for financial statement purposes is the U.S. dollar.  Changes in the rate of currency exchange between the Mexican peso and the U.S. dollar therefore create translation gains and losses, which are reported as a component of other comprehensive income in our statements of operations.  For the three months ended September 30, 2010 and 2009, we recorded currency translation gains of $645,695 and $342,569, respectively, as the value of the Mexican peso rose against the U.S. dollar.  For the nine months ended September 30, 2010 and 2009, we recorded currency translation gains of $683,308 and $415,535, respectively.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. generally accepted accounting principles (GAAP), as well as some non-GAAP performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by GAAP, they may not be comparable to similar measures presented by other companies. We use cash operating cost per ounce as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance.   Accordingly, these measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. We have defined the non-GAAP measures below and reconciled them to reported U.S. GAAP measures.

Our cash operating cost is a non-GAAP measure calculated in accordance with the Gold Institute’s standards. The cash operating cost is arrived at by taking our mine cost of sales and adding treatment charges paid to the buyer of the metals concentrate, subtracting by-product credits earned from all metals other than the primary metal produced, and adding back depreciation expense, accretion expense, and royalty payments.

The most comparable financial measures to our cash operating cost calculated in accordance with U.S. GAAP are cost of sales. Mine cost of sales are derived from amounts included in the Consolidated Statements of Operations.

Unit costs.  The following  summary of our cash operating costs for the three months ended September 30, 2010 was calculated in accordance with the Gold Institute Production Cost Standard and begins with our mine cost of sales in accordance with U.S. GAAP as noted below:

Three Months Ended September 30, 2010
Gold ounces produced	7,351

Cost of sales - production costs	$2,890,226
Treatment charges	386,457
By-product credits	(1,386,717)
Depreciation costs	(36,596)
Accretion costs	(16,779)
Other	(5,459)

Cash operating cost	$1,831,132

Cash operating cost per ounce	$249

Liquidity and Capital Resources

As of September 30, 2010, we had working capital of $65,055,557, consisting of current assets of $69,298,986 and current liabilities of $4,243,429. This represents an increase of $45,078,591 from the working capital balance of $19,976,966 as of December 31, 2009 and represents cash received from a recent financing, revenue from operations and proceeds from restricted cash, partially offset by cash spent on operations.  Consistent with our plans, our working capital balance fluctuates as we use cash to fund our production, exploration and construction activities and other operating expenses.

We have historically relied on equity financings to fund our operations.  From inception through September 30, 2010, we received $156,290,517 in cash, services, and other consideration through issuance of our common stock.  As of September 30, 2010, we did not have any outstanding debt.  We believe that we will continue to fund our future working capital requirements through operations and the sale of equity if warranted, and we have not made arrangements to borrow funds for working capital requirements.  However, we may consider debt financing if our working capital needs require and market conditions allow.

Effective September 23, 2010, we completed a equity financing transaction with several institutional investors in which we sold 3,475,000 shares of restricted common stock for a price of $16.00 per share for net proceeds of $51,989,000.  Jefferies & Company, Inc. acted as our placement agent in connection with the transaction.  We believe that the proceeds from this financing, together with revenue from operations, should be sufficient to fund our working capital requirements for the foreseeable future.

Our most significant expenditures for the remainder of 2010 are expected to be costs associated with the second phase of our tailings facility, optimization of commercial production at our mill facility, the continued construction of the underground mine and further exploration of our properties.  We also continue to incur operating expenses approximating $300,000 per month for salaries and other overhead expenses at our Colorado executive offices and Oaxaca mining locations.  We expect to continue depleting our working capital until such time as we generate sufficient cash flow from the production and sale of our gold and silver metals concentrate to offset exploration, construction and development expenditures.

As we continue production of our gold and silver concentrate, it is uncertain if we will be successful in producing minerals in quantities needed to sustain our entire operations.  Furthermore, the amount of revenue generated during these early stages of a mining operation is difficult to predict and tends to be highly variable.  We have obtained additional capital resources from our recent private placement which we plan to use to sustain our existing plans, expand our mill production efforts, and increase our exploration programs.  Now that we have commenced commercial production, we expect to generate adequate cash flow from our sales of metals concentrate to support our production activities.

Net cash used in operating activities was $15,288,823 during the nine months ended September 30, 2010, compared to $24,783,998 during the comparable period in 2009, a decrease of $9,495,175. Our use of operating cash during the 2010 period has shifted from construction activities to production activities consistent with our plan to continue commercial production during 2010.

Net cash provided by investing activities for the nine months ended September 30, 2010 was $2,898,667, compared to net cash used in investing activities of $4,510,210 for the nine months ended September 30, 2009.  Much of the cash provided by our investing activities came from restricted cash, the use of which is specifically designated for exploration, construction and development activities.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.  During the nine months ended September 30, 2010, we invested in an office building, office furniture and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $60,422,388, consisting of net proceeds in the amount of $51,989,000 from our September 2010 private placement as well as proceeds of $11,172,000 from the sale of shares to Hochschild and $231,500 from an individual investor, less dividends paid in the amount of $2,970,112.  This represents an increase of $27,432,388 in cash generated from the financing during the nine months ended September 30, 2009, where financing activities provided cash of $32,990,000 from the sale of shares to Hochschild.

The balance of cash and equivalents as of September 30, 2010 increased to $54,861,743 from $6,752,325 as of December 31, 2009, a net increase in cash of $48,109,418.  The increase is the result of our net proceeds received from our September 2010 private placement and in addition, we have started receiving revenue from the sale of our metals concentrates.

Other Corporate Matters

               During our first quarter of commercial production, we declared and paid special cash dividends of a total of $0.09 per common share in three dividend payments to our shareholders of record as follows:

Date Declared	Date of Record	Date Paid	Aggregate Amounts Paid
July 29, 2010	August 16, 2010	August 26, 2010	$1,484,412
August 31, 2010	September 17, 2010	September 29, 2010	$1,485,699
September 30, 2010	October 15, 2010	October 27, 2010	$1,589,949
		Total	$4,560,060

Critical Accounting Policies

There have been no material changes in our critical accounting policies since December 31, 2009.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business.  These statements include, among others:

•	statements about our future drilling results and plans for development of our properties;

•
statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and avoided expenses and expenditures; and

•	statements of our expectations, beliefs, future plans and strategies, exploration activities, anticipated developments and other matters that are not historical facts.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•	unexpected changes in business and economic conditions;

•	changes in interest rates and currency exchange rates;

•	timing and amount of production;

•	technological changes in the mining industry;

•	our costs;

•	changes in exploration and overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future exploration activities;

•	our ability to secure permits needed to explore our mineral properties;

•	results of pending and future feasibility studies;

•	changes in our business strategy;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of timing of development expenditures;

•	commodity price fluctuations;

•	decisions of foreign countries and banks within those countries;

•	local and community impacts and issues including criminal activity and violent crimes; and

•	accidents and labor disputes.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements.  Investors should take note of any future statements made by or on our behalf.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks includes, but is not limited to, the following risks: changes in commodity prices, foreign currency exchange rates, changes in interest rates, equity price risks,, and country risk.  We do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

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

Commodity Price Risk

The profitability of our operations will depend in part upon the market prices of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the world supply of gold and silver and the stability of exchange rates, among other factors, can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments.  The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition.  We have not entered into derivative contracts to protect the selling price for gold or silver.  We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

Our provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes.  The host contract is the receivable from the sale of the gold and silver concentrates at the prevailing indices’ prices at the time of sale.  The embedded derivative, which does not qualify for hedge accounting, is marked-to-market through earnings each period prior to final settlement.

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

(b)           There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.  Exhibits

3.1	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on November 8, 2010.

10.1	Amendment to Non-Qualified Stock Option and Stock Grant Plan dated November 4, 2010.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: November 9, 2010		/s/ William W. Reid
	By:	William W. Reid,
Principal Executive Officer

Dated: November 9, 2010		/s/ Frank L. Jennings
	By:	Frank L. Jennings,
Principal Financial Officer

EXHIBIT INDEX

3.1	Amendment to Articles of Incorporation filed with the Colorado Secretary of State on November 8, 2010.

10.1	Amendment to Non-Qualified Stock Option and Stock Grant Plan dated November 4, 2010.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.