Form 10-K
period 2010-12-31
GOLD RESOURCE CORP
filed 2011-03-15
CIK 1160791

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34857

GOLD RESOURCE CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2886 Carriage Manor Point, Colorado Springs, Colorado	80906
(Address of principal executive offices)	(Zip Code)

 (303) 320-7708
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value	NYSE Amex
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☒       Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No ☒

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $572,360,474 based on the closing price of the common stock of $12.90 as reported on the OTC Bulletin Board.

As of March 11, 2011 there were 52,998,303 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s annual meeting of shareholders for 2011 are incorporated by reference into Part III of this Form 10-K.

SIGNATURES	53
EXHIBIT INDEX	54

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

    In addition to the specific factors identified under “Item 1A. Risk Factors” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

▪	Decisions of foreign countries and banks within those countries;
▪	Unexpected changes in business and economic conditions, including the rate of inflation;
▪	Changes in interest rates and currency exchange rates;
▪	Timing and amount of production, if any;
▪	Technological changes in the mining industry;
▪	Our costs;
▪	Changes in exploration and overhead costs;
▪	Access and availability of materials, equipment, supplies, labor and supervision, power and water;
▪	Results of current and future feasibility studies;
▪	The level of demand for our products;
▪	Changes in our business strategy, plans and goals;
▪	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
▪	The uncertainty of mineralized material estimates and timing of development expenditures; and
▪	Commodity price fluctuations.

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

ii

PART I

ITEM 1.  BUSINESS

History and Organization

    We are engaged in the exploration for and production of gold and silver in Mexico.  We were organized under the laws of the State of Colorado in 1998.  We pursue exploration of gold and silver projects, both in and outside of Mexico, that we believe feature low operating costs and have the potential to produce a high return on the capital invested.  We hold a 100% interest in five properties in Mexico's southern State of Oaxaca which we refer to as our Oaxaca Mining Unit.  See “Item 2. Properties” for more information about our properties.

    As a gold and silver mining company we are dependent on the price of these metals to successfully operate our business.  The price of these metals can be very volatile. The historical gold and silver prices are illustrated by the following table, which sets forth, for the periods indicated (calendar year), the average annual market prices in U.S. dollars per ounce of gold and silver, based on the daily London P.M. fix, as shown in the table below:

Mineral	2006	2007	2008	2009	2010
Gold	$604.00	$696.00	$872.00	$972.00	$1,225.00
Silver	$11.54	$13.38	$14.99	$14.67	$20.12

    We completed our IPO in August 2006 and received gross proceeds of $4.6 million.  We have raised additional capital pursuant to several private placements of our common stock since that time.  We used the initial proceeds of our IPO and additional private placements to conduct exploration activities at the El Aguila property.  Based on our successful exploration efforts, we decided on April 11, 2007 to move forward to construct a mill and a mine at the El Aguila Project.  We used the funds from subsequent private placements to build the Project.  We declared commercial production at the El Aguila Project on July 1, 2010.   See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” for more information.

    Our principal executive offices are located 2886 Carriage Manor Point, Colorado Springs, Colorado 80906, and our telephone number is (303) 320-7708.  Our operations in Mexico are conducted through our wholly-owned Mexican subsidiaries, Don David Gold, S.A. de C.V. and Golden Trump Resources S. A. de C.V.  We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the Securities and Exchange Commission (“SEC”).

    Please refer to page 13 of this report for a glossary of certain terms used in this report.

Developments During 2010

Overview

    Our primary focus in 2010 was to complete construction of the mill and infrastructure at the El Aguila Project and to commence production of gold and silver mineralization from the open pit mine, which is located approximately 0.5 km from the mill.  The El Aguila Project includes approximately 20,055 hectares of mining concessions, an access road from a major highway, haul roads, a mill facility and adjoining buildings, including an assay lab, an open pit and underground mine, tailings pond and other infrastructure.  For additional information regarding the El Aguila Project, see “Item 2. Properties.”

    Construction of the milling facility and initial infrastructure was completed in early 2010 for approximately $36.5 million.  The mill is flexible in its ability to process several types of mineralization.  It has a differential flotation section capable of processing polymetallic ores and producing up to three separate concentrate products for sale, and an agitated leach circuit capable of producing gold and silver dore for sale.   Depending on the specific ore type and characteristics, the mill can process a nominal 440,000 tonnes per year.

    Mining of the gold and silver mineralization during 2010 has been from the El Aguila open pit mine and was essentially completed in 2010.  At December 31, 2010, that mineralization resides in various stockpiles awaiting processing and the waste rock mined to expose the mineralization was used in construction of Phase I and Phase II of the tailings dam.

    Also during 2010, we commenced development of our underground (La Arista) mine, located approximately 2 kilometers from the El Aguila mill, and began mining the La Arista vein system.  As of February 14, 2011, we have progressed along the decline ramp in this underground mine in excess of 1,000 meters, and intend to accelerate development of this deposit in 2011.  We have begun stockpiling ore from this deposit in anticipation of processing it by mid-2011.  The La Arista vein mineralization is polymetallic ore, and in addition to gold and silver mineralization, it also contains copper, lead and zinc which we intend to process and sell. The revenues generated from the sale of copper, lead and zinc metals will be applied as by-product credits to our mining cash costs in accordance with industry standards.

Commercial Production

    During our initial two quarters of commercial production, which occurred in the second half of 2010, we produced 10,493 ounces of gold at an approximate average cash operating cost of $217 per ounce, net of by-product credits.  See, “Non GAAP Measures in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” for more information.

    The production rate through the mill averaged 640 tonnes/day in the third quarter and with continued optimization, we increased throughput to an average of 851 tonnes/day in the fourth quarter.  For the six months of commercial production in 2010, the daily mill throughput averaged 755 tonnes/day; mill head grade averaged 4.8 grams/tonne in the third quarter and 2.9 grams/tonne in the fourth quarter resulting in average head grade for the year of 3.7 grams/tonne.  Extensive and unusually heavy rains during the third quarter and first half of the fourth quarter of 2010 complicated production as lower grade stockpiles with less clay material were better suited to run during this time.  Mill recoveries were 81% in the third quarter and 74% in the fourth quarter, primarily because of the lower head grade run during the fourth quarter.  Mill recoveries were 77% for the year ended December 31, 2010.

    As mentioned above, in November 2010, we commenced underground mining and stockpiling of the La Arista mineralization at our El Aguila Project and continue to develop multiple working faces in preparation for processing the underground ore. We began transitioning from processing the open pit ore to the underground ore at our mill facilities in March 2011.

Exploration

    Exploration during 2010 was focused primarily on the El Aguila Project.  Surface exploration programs on portions of the Las Margaritas property and Alta Gracia property were undertaken which developed additional drill targets to be tested in the future.  The drill programs on the El Aguila Project consisted of drilling 36 core holes for a total of 13,678 meters.  Many of the areas drilled during 2010 require follow up drilling, which we intend to pursue in 2011 and beyond.  We also carried out a geophysical survey, called Titan 24, over a large part of the Project area which resulted in several very distinct and interesting anomalies which are planned to be tested by drilling in 2011.  However, we have not established proven or probable reserves as defined by regulation of the SEC on our El Aguila Project or any of our other properties.

Stock Exchange Listing

    On August 26, 2010, our common stock was accepted for listing on the NYSE Amex, and commenced trading on that exchange on August 30, 2010.  We expect that this listing will provide additional liquidity to our shareholders and increase visibility to our company.

Financing

    On September 23, 2010, we completed a placement of our common stock which resulted in gross proceeds to us of $55.6 million.  In the placement, we sold an aggregate of 3,475,000 shares of common stock for a price of $16.00 per share.  Jefferies & Company, Inc. acted as placement agent in connection with the placement.  We expect to use the proceeds from the placement to fund continued exploration and development activities on our properties, and for general corporate purposes.  See, “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional information.

Dividends

    Commencing in July 2010, and commensurate with the commencement of commercial production at our El Aguila Project, we declared special dividends for each of the six months ended December 2010.  Each dividend amounted to $0.03 per share for an aggregate of $0.18 per share for 2010.  See, “Item 5.  Market For Common Equity, Related Stockholder Matters and Purchase of Equity Securities,” for additional information.

No Proven or Probable Reserves

    We have not yet demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our properties.  Reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination as defined in Guide 7 of the SEC Industry Guides.

    We have not completed a feasibility study with regard to all or a portion of any of our properties to date.  Any mineralized material discovered or produced by us should not be considered proven or probable reserves.  As of December 31, 2010, none of our mineralized material met the definition of proven or probable reserves.

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

Government Regulations and Permits

    In connection with mining, milling and exploration activities, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species.  The department responsible for environmental protection in Mexico is SEMARNAT, which is similar to the United States Environmental Protection Agency.  SEMARNAT has broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards.  Potential areas of environmental consideration for mining companies, including ours , but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water courses, dust and noise.

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

    We received a federal permit granting permission to begin open pit mining at the El Aguila Project from SEMARNAT in August 2009 and commenced mining operations.  In December 2009, we also received a permit allowing us to begin developing our underground mine.  We purchased a permitted water well for the mill site at the El Aguila Project.  We believe the water provided by this well will normally be adequate to meet the needs for any mining activity for the foreseeable future, but any extreme seasonal changes may result in limited water.

    We have obtained, and will obtain at the appropriate time, environmental permits, licenses or approvals required for operations.  We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

Customers

    As of December 31, 2010, 81.5% of our total sales of metals concentrate and 81.5% of our mine gross profits were generated from sales to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V., (Consorcio) a Trafigura Group Company and 18.5% of our total sales of metals concentrate and 18.5% of our mine gross profits were generated from sales to Trafigura Beheer, B.V. (Beheer) of Lucerne Switzerland, a Trafigura Group Company.

    In the event that our relationship with Consorcio or Beheer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our metals concentrate and by-product metals.  However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results.

Employees

    We currently have five full-time employees in the United States, three of which serve as our executive officers.  These individuals devote all of their business time to our affairs.  We also engage several financial consultants who provide us their services as necessary to assist with our administrative and financial affairs.

    In Mexico, through our wholly-owned Mexican subsidiaries, we employ approximately 191 Mexican nationals, including our El Aguila Project Manager and Country Manager.  We also use various independent contractors for certain exploration, mining and construction activities.

ITEM 1A.  RISK FACTORS

    This report, including Management's Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

    We have incurred substantial losses since our inception and may never be profitable.  Since our inception in 1998, we have never been profitable, and we have very limited revenue from operations.  During the fiscal years ended December 31, 2010, 2009 and 2008, we have reported net losses of approximately $23.1 million, $34.1 million, and $26 million, respectively.  We had an accumulated deficit of approximately $97.9 million as of December 31, 2010.  We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs.  There is no assurance we will be profitable for any quarterly or annual period.  Our failure to report profits may adversely affect the price of our common stock and you may lose all or part of your investment.

    We have no proven or probable reserves, and any funds spent by us on exploration or development could be lost.  We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties.  In what is known as Industry Guide 7, the SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  Any mineralized material discovered or produced by us should not be considered proven or probable reserves.

    In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to perform additional exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and then obtain a positive feasibility study.  Exploration is inherently risky, with few properties ultimately proving economically successful.  Establishing reserves also requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically and legally extracted and produced.  We have not completed a feasibility study with regard to all or a portion of any of our properties to date.  The absence of proven or probable reserves makes it more likely that our properties may never be profitable and that the money we have spent on exploration and development may never be recovered.

    Since we have no proven or probable reserves, our investment in mineral properties is not reported as an asset in our financial statements which may have a negative impact on the price of our stock.  We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and have reported substantially all exploration and construction expenditures as expenses until such time, if ever, we are able to establish proven or probable reserves, and expect to continue that practice in the future.  If we are able to establish proven or probable reserves, we would report development expenditures as an asset subject to future amortization using the units-of-production method.  Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these types of future expenditures as an asset.  Accordingly, our historical financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could have a negative impact on our stock price.

    Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.  Unless otherwise indicated, estimates of mineralized material presented in our press releases and regulatory filings are based upon estimates made by us and our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.

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

    The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties.  The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold, silver and other precious metals.  The price of gold may also have a significant influence on the market price of our common stock and the value of our properties.  Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received.  A decrease in the price of gold and silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold or silver prices.  The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

    The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix, as shown in the table below:

Mineral	2006	2007	2008	2009	2010
Gold	$604.00	$696.00	$872.00	$972.00	$1,225.00
Silver	$11.54	$13.38	$14.99	$14.67	$20.12

    The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

    We currently do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our gold production and as a result we are exposed to the impact of any significant decrease in the gold price.  We sell the gold we are producing at the prevailing market price. Currently, we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future gold production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold price, but we are not protected against decreases in the gold price, and if the gold price decreases significantly, our revenues may be materially adversely affected.

    If we are unable to achieve gold and silver production levels anticipated from our El Aguila Project, our financial condition and results of operation will be adversely affected.  We are proceeding with the processing of the El Aguila open-pit area ore and the development of the La Arista mine at the El Aguila Project based on estimates of mineralized material identified in our drilling program and estimates of gold and silver recovery based on test work developed during our scoping study.  However, risks related to metallurgy are inherent when working with extractable minerals.  Sales of gold and silver, if any, that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration.  This risk may be increased since we have not sought or obtained a feasibility study or reserve report with regard to any of our properties.  If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected.  Our inability to realize production based on quarterly or annual projections may adversely affect the price of our common stock and you may lose all or part of your investment.

    Our existing production is limited to a single property and our ability to become and remain profitable over the long term will depend on our ability to identify, explore and develop additional properties.  Gold and silver properties are wasting assets.  They eventually become depleted or uneconomical to continue mining.  We do not anticipate that production from our El Aguila open pit mine will extend beyond approximately 12 months from the commencement of commercial production.  Accordingly, our ability to become and remain profitable over the long term depends on our ability to finalize development of the La Arista underground vein and produce mineralization from that mine and/or identify and successfully develop one or more additional properties.  The acquisition of gold and silver properties and their exploration and development are subject to intense competition.  Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.  If we are unable to find, develop, and economically mine new properties, we most likely will not be profitable on a long term basis and the price of our common stock may suffer.

    Our producing property is subject to a lease in favor of a third party which provides for royalties on production.  We lease our El Aguila property from a third party.  Our lease for the El Aguila property provides for a net smelter return royalty of 4% where production is sold in the form of gold/silver dorè and 5% where production is sold in concentrate form.  The requirement to pay royalties to the owner of the concessions at our El Aguila property, including the existing El Aguila open pit mine and the La Arista underground mine, will reduce our profitability from production of gold or other precious metals.

    Since we have a very limited operating history, investors have little basis to evaluate our ability to operate.  We were organized in 1998 and only recently declared commercial production of our first mine.  Our activities to date have been focused on raising financing, exploring our properties and preparing for production at the El Aguila Project.  Our mill at the El Aguila Project was only recently commissioned and we are still in the process of optimizing production from that facility.  We face all of the risks commonly encountered by other businesses that lack an established operating history, including the need for additional capital and personnel, and intense competition.  There is no assurance that our business plan will be successful.

    The construction of our underground mine and optimization and continued operation of our mill are subject to all of the risks inherent in construction, start-up and operations.  These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property.  We expect to engage a combination of American and Mexican subcontractors and material suppliers in connection with the continued development of the El Aguila Project.  While we anticipate taking all measures which we deem reasonable and prudent in connection with construction of the underground mine and the operation of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation.  Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

    Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations.  Our operations, including our ongoing exploration drilling program and production plan at the El Aguila Project, require permits from the Mexican government.  If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.

    Our properties are located in Mexico and are subject to changes in political conditions and regulations in that country.  All of our existing properties are located in Mexico.  In the past, Mexico has been subject to political and social instability, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities.  Our mineral exploration and mining activities in Mexico may be adversely affected in varying degrees by changing governmental regulations relating to the mining industry or shifts in political conditions that increase the costs related to our activities or maintaining our properties.  Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our projects.

    Our business operations may be adversely affected by social and political unrest in Oaxaca.   Our existing properties are all located in the State of Oaxaca, Mexico.  Oaxaca City, the capital of the State of Oaxaca, experienced a period of social and political unrest in 2006.  Certain civilian groups seeking political reform staged protests and demonstrations in various locations in Oaxaca City, including schools, government offices and major roadways.  Our business operations could be negatively impacted if Oaxaca or other areas of Mexico experiences another similar event. Our exploration and construction program may be interrupted if we are unable to hire qualified personnel or if we are denied access to the site where our properties are located.  We may also be required to make additional expenditures to provide increased security in order to protect property or personnel located at our exploration, construction and production sites.    Significant delays in exploration or increases in expenditures will likely have a material adverse effect on our financial condition and results of operations.

    Changes in legislation affecting the mining industry could significantly affect our operations.  As in other countries, legislation has been introduced in Mexico which would impose a royalty on production from mineral properties.  In the event any such legislation was successfully passed and signed into law, it could significantly and adversely affect our results of operations.

    We do not insure against all of the risks to which we may be subject in our operations.  While we currently maintain insurance against general commercial liability claims and the physical assets at our El Aguila Project, we do not maintain insurance to cover all of the potential risks associated with our operations.  We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and development, which risks may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons.  We may also not be insured against interruptions to our operations.  Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our property.  A significant loss could force us to reduce or terminate our operations.

    Our ability to develop our property is subject to the rights of the Ejido (local inhabitants) to use the surface for agricultural purposes.  Our ability to mine minerals is subject to maintaining satisfactory arrangements with the Ejido for access and surface disturbances.  Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property.  We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm.  While we have successfully negotiated and signed such agreements related to the El Aguila Project, our inability to maintain these agreements or consummate similar agreements for new projects could impair or impede our ability to successfully mine the properties.

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

    We may require significant additional capital to fund our business plan.  We will be required to expend significant funds to determine if proven and probable mineral reserves exist at any of our properties, to continue exploration and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio.  We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration.  We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.  If we do locate commercially mineable material or decide to put additional properties into production, we may be required to upgrade our milling facility at the El Aguila Project or construct new facilities.

    Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the price of gold and other precious metals.  Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities.  We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us.  Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our potential interest in our properties.

    Since most of our expenses are paid in Mexican pesos, and we sell our production in United States dollars, we are subject to adverse changes in currency values that may adversely affect our results of operation.  Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar.  The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows.  Conversely, depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms.  The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates.

    Our activities are subject to significant environmental regulations, which could raise the cost of doing business or adversely affect our ability to develop our properties.  Our mining operations are subject to environmental regulation by SEMARNAT, the environmental protection agency of Mexico.  Regulations governing development of new projects or significant changes to existing projects require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental, be prepared by a third party contractor for submission to SEMARNAT.  Studies required to support this impact statement include a detailed analysis of many subject areas, including soil, water, vegetation, wildlife, cultural resources and socio-economic impacts.  We may also be required to submit proof of local community support for a project to obtain final approval.  If an environmental impact statement is adverse or if we cannot obtain community support, our ability to develop our properties could be adversely affected.  Significant environmental legislation exists in Mexico, including fines and penalties for spills, release of emissions into the air, seepage and other environmental damage, which fines or penalties could adversely affect our financial condition or results of operation.

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

    Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates.  We currently have limited insurance to guard against some of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a writedown of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

    We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.  If any of our current executive employees or our principal financial consultant were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them.  Messrs. William, David and Jason Reid, and Mr. Juan Manuel Flores are our critical employees at this time.  Frank L. Jennings is a financial consultant who provides services to us as chief financial officer.  There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary.  We are entirely dependent on these individuals as our critical personnel at this time.  We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

    We are required to annually evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have a material adverse effect on the price of our common stock.  Under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on internal control over financial reporting.  Such a report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management.  In addition, our evaluation of the effectiveness of our internal controls will be subject to an annual audit by our independent registered public accounting firm and there is no assurance that they will agree with our assessment.  If we are unable to maintain and to assert that our internal control over financial reporting is effective, or if we disclose material weaknesses in our internal control over financial reporting, or if our independent registered public accounting firm does not agree with our assessment, you  could lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our stock price.

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

Risks Related to Our Common Stock

    Our stock price may be volatile and as a result you could lose all or part of your investment.  In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	Changes in the worldwide price for gold;
•	Disappointing results from our exploration or production efforts;
•	Producing at rates lower than those targeted;
•	Unusually heavy monsoon seasons;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts' estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects; and
•	General economic trends.

    In the last 12 months, the price of our stock has ranged from a low of $9.50 to a high of $29.75.  In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile.  These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock.  As a result,  you may be unable to resell your shares at a desired price.

    The sale of common stock by certain of our shareholders may depress the price of our common stock due to the limited trading market which exists.  Due to a number of factors, including our stage of development and the past history of our common stock trading in the over the counter securities market prior to becoming listed on a national securities exchange, the trading volume in our common stock has been limited.  Trading over the last 90 days has averaged approximately 250,000 shares per day.  Also, in connection with a recent financing transaction, the SEC declared effective a resale registration statement covering 3,475,000 shares of common stock for resale to the public.  As a result, the sale of a significant amount of common stock by our principal shareholders, including Hochschild Mining Holdings Limited, may depress the price of our common stock.  As a result, you may lose all or a part of your investment.

    A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote.  Our executive officers and directors beneficially own approximately 18% of our common stock and our largest shareholder owns approximately 28% of our common stock as of March 11, 2011.  Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action.  As a result, this group may be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions.  We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time.  However, you should be aware that you may have limited ability to influence the outcome of any vote in the future.

    We are subject to the Continued Listing Criteria of the NYSE Amex and our failure to satisfy these criteria may result in delisting of our common stock.  Our common stock is currently listed on the NYSE Amex.  In order to maintain the listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders.  In addition to objective standards, the NYSE Amex may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE Amex inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE Amex’s listing requirements; if an issuer’s common stock sells at what the NYSE Amex considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE Amex; or if any other event occurs or any condition exists which makes continued listing on the NYSE Amex, in its opinion, inadvisable.

    If the NYSE Amex delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

    Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock.  We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and also to issue options and warrants to purchase shares of our common stock without stockholder approval.  As of March 11, 2011, there were 52,998,303 shares of common stock outstanding.  Future issuances of our securities could be at values substantially below the price paid for our common stock by our current shareholders.  In addition, we can issue blocks of our common stock in amounts up to 20% of the then outstanding shares without further shareholder approval.  Because we experience lower trading volume in our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on its share price compared to larger companies.

    Past payments of dividends on our common stock are not indictors of future payments of dividends. As of March 11, 2011, we have declared eight special cash dividends on our common stock.  However, our ability to pay dividends in the future will depend on a number of factors, including our ability to generate cash flow from operations.  Further, a portion of our cash flow will likely be retained to finance our operations.  We do not have a formal dividend program and any future dividends will depend upon our cash flow from operations, our then-existing financial requirements and other factors, and will be declared at the discretion of our Board of Directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

    We classify our mineral properties into two categories: “Operating Properties” and “Exploration Properties”. Operating Properties are properties on which we operate a producing mine. We currently have an interest in five properties, one Operating Property and four Exploration Properties, in the southern state of Oaxaca, Mexico, that we refer to as our Oaxaca Mining Unit.

    The map below shows the general location of our five properties in the State of Oaxaca, Mexico:

Operating Property

The El Aguila Project

Background

    Effective October 14, 2002, we leased three mining concessions, El Aguila, El Aire and La Tehuana, totaling 1,896 hectares, from a former consultant to our company.  The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form.  Subject to minimum exploration requirements, there is no expiration term for the lease.  We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations.  The El Aguila and El Aire concessions are part of the El Aguila Project and the La Tehuana concession is part of the Las Margaritas property.  In 2010, we subsequently acquired two additional concessions, which we refer to as the El Chacal and the El Pilon, totaling 1,445 hectares, each of which require a 2% royalty to the former owner.

    We have filed for and received additional concessions for the El Aguila Project that total an additional 17,639 hectares.  These additional concessions are not part of the concessions leased from our former consultant, and bring our interest in the El Aguila Project to an aggregate of 20,055 hectares.  The mineral concessions making up the El Aguila Project are located within the San Pedro Totolapam Ejido.

Location and Access

    The El Aguila Project is located in the Sierra Madre del Sur of southern Mexico, in the central part of the State of Oaxaca.  The property is located along a major highway approximately 120 kilometers (75 miles) southeast of Oaxaca City, the state's capital city.  At the village of San Jose de Gracia, the property is approximately four kilometers due northwest from the village.  We have completed construction to upgrade this road to make it better suited for our construction and mining activities.

    The climate of the El Aguila Project area is dry and warm to very warm with most rainfall occurring in the summer and annual precipitation averaging only 423.7 mm (17 inches).  The average yearly temperature is 26.6 degrees centigrade (80° F).  The area is very rocky with scarce vegetation.  Subsistence farming occurs and the main agricultural crop is agave cactus that is cultivated for the production of mescal.

Exploration Activities

    The early history of activity at the El Aguila Project property, as known by us, is prospecting and limited mining for gold and silver from the early 1900's to the mid 1960's.  In 1998, the concessions were leased to Apex Silver Corporation of Denver, Colorado.  Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters, or 4,074 feet).  The results did not meet Apex's expectations so it cancelled its lease on the property in 2002.  We leased the property from our former consultant in October 2002.

    In August 2003, we commenced an initial drilling and exploration program.  Through 2010 we have drilled a total of 242 core holes equaling 58,113 meters and 177 reverse circulation holes equaling 15,609 meters for a total of 383 holes totaling 73,722 meters (241,809 feet).

    Exploration at the El Aguila Project has involved drilling the open pit mineralization (“El Aguila open pit”) and drilling the El Aire vein system mineralization and the discovery and subsequent detailed drilling of the La Arista vein system.  The La Arista vein system is made up of two primary veins, the Baja vein and the Arista vein which are approximately 30 meters apart.  The drilling of the La Arista vein system has shown mineralized material over 500 meters of strike length and 500 meters of depth.  Both veins are open along strike and depth.

    We also have undertaken exploration on the El Aguila Project that has included geologic mapping, surface sampling, geochemical sampling, geomagnetic and geophysical surveys.

    In October 2007, we acquired an additional parcel of land which is approximately five hectares in size and adjacent to the community of San Jose de Gracia.  The land cost us $153,000.  We have completed construction of an employee housing facility on this parcel that includes 10 buildings and houses approximately 50 people.

Operating Activities

    We declared commercial production at the El Aguila Project July 1, 2010.  Since declaring commercial production we have produced 10,493 ounces of gold at an approximate average cash operating cost of $217 per ounce. Our cash operating cost is a non-GAAP measure calculated in accordance with the Gold Institute’s standards.  See, “Non GAAP Measures in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” for more information.  Power is provided by diesel generators at the site.

Geology and Mineralization

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

    The El Aguila open pit mineralization is considered low sulfidation, epithermal mineralization of gold and silver with no base metals.  The La Arista vein system is considered intermediate epithermal mineralization of gold, silver, copper, lead, and zinc.

Exploration Properties

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

    Limited drilling at El Rey has encountered gold and silver mineralization up to 1 meter of 132.5 grams/tonne gold (4.25 ounces/tonne) and 1.5 meters of 958 grams/tonne silver.  To date, we have drilled 48 holes for a total of 5,293 meters (14,008 feet) at the El Rey property.  Additional exploration drilling is planned.

The Las Margaritas Property

    The Las Margaritas property is made up of the La Tehuana concession.  We leased this in October 2002 from our former consultant.  It is comprised of approximately 925 hectares located adjacent to the El Aguila Project.  To date, we have conducted limited surface sampling, geologic mapping and have defined drill targets for a future exploration drill program.

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

The Alta Gracia Property

    In August 2009, we acquired claims adjacent to the Las Margaritas property in the Alta Gracia Mining District by filing concessions under the Mexican mining laws.  We refer to this property as the Alta Gracia property.  These concessions are comprised of three mining claims, the David 1, the David 2 and La Hurradura.  The concessions total 5,175 hectares, and the acquisition of these claims extended our land position along what is known as the San Jose structural corridor to just over 16 kilometers.  To date, we have conducted limited surface sampling, geologic mapping and have defined drill targets for a future exploration drill program.

Mining Concessions and Regulations

    Mineral rights in Mexico belong to the Mexican government and are administered pursuant to Article 27 of the Mexican Constitution.  Exploitation concessions may be granted or transferred to Mexican citizens and corporations.  Our leases or concessions are held by our Mexican subsidiaries.  Exploitation concessions have a term of 50 years and can be renewed for another 50 years.  Concessions grant us the right to explore and exploit all minerals found in the ground.  Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year.  The amount of mining duties and annual assessment are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation.  Mining concessions are registered at the Public Registry of Mining in Mexico City and in regional offices in Mexico.

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

Office Facilities

    During 2010, we purchased an office in Colorado Springs, Colorado, to serve as our executive and administrative headquarters.  The building includes office and conference facilities containing approximately 4,500 square feet.  We believe these facilities are suitable for the foreseeable future.  We previously leased additional office facilities in Denver, Colorado, which lease expired in February 2011.

Glossary

The following terms used in this report shall have the following meanings:

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

ITEM 4.     RESERVED

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

    Beginning August 30, 2010, our common stock trades on the NYSE Amex LLC stock exchange, which we refer to as the NYSE Amex, under the symbol “GORO”.  Prior to August 30, 2010, our common shares traded over-the-counter and was quoted on the OTC Bulletin Board under the same symbol “GORO.” The table below sets forth the high and low bid prices for our common stock on the OTC Bulletin Board until August 29, 2010 and the high and low sales price of the common stock thereafter for the last two fiscal years.  Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low
December 31, 2010
First Quarter	$11.60	$9.50
Second Quarter	13.00	9.80
Third Quarter	19.97	12.01
Fourth Quarter	29.75	18.70

December 31, 2009
First Quarter	$5.75	$3.15
Second Quarter	5.45	3.85
Third Quarter	7.47	4.13
Fourth Quarter	11.25	7.05

    On March 11, 2011, the high and low sales price of our common stock on the NYSE Amex stock exchange were $25.58 and $24.55, respectively, and we had approximately 91 holders of record of our common stock. The approximate number of beneficial shareholders is estimated at 2,200.

Securities authorized for issuance under equity compensation plans

    The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	4,860,000	$7.05	3,440,000

Equity compensation plans not approved by security holders:	-	$-	N/A

Total	4,860,000	$7.05	3,440,000

Purchases of Equity Securities by the Company and Affiliated Purchasers

    Neither we nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the quarter ended December 31, 2010.

Performance Graph

    The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

    The following graph compares the performance of Gold Resource Corporation common stock with the performance of the NYSE Amex Composite Index and the NYSE Arca Gold Bugs, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on December 31, 2006.

		Total Cumulative Return
	Base	Years Ending
	Period
Company / Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Gold Resource Corporation **	100	247.22	194.44	625.00	1645.20
NYSE Arca Gold Bugs Index	100	121.03	89.41	127.10	169.50
NYSE Amex Composite Index	100	117.17	67.96	88.74	107.39

** Completed IPO in August 2006

Transfer Agent

    During 2010, Corporate Stock Transfer, Inc. (“CST”) acted as our transfer agent for our common stock.  The principal office of CST is located at 3200 Cherry Creek Drive South, Suite 430, Denver, CO  80209 and its telephone number is (303) 282-4800.  During the first quarter of 2011, we appointed Computershare Investor Services as our new transfer agent. The principal office of Computershare is located at 350 Indiana Street, Suite 750, Golden, CO 80401 and its telephone number is (303) 262-0600.

Dividend Policy

    Since we have declared commercial production at our El Aguila property, one of our primary goals is to make a cash or in-kind distribution to shareholders.  To that end, we periodically review mine gross profit generated from operations to determine if a distribution is appropriate.

    In keeping with this policy, and beginning July 2010, we made this determination on a monthly basis, and have declared a special dividend for each of the months beginning July and continuing through December 2010.  Special dividends should not be considered a prediction or guarantee of future dividends.  Potential special dividends may vary in amount and consistency or be discontinued at our discretion, depending on variables such as operating cash flow, development requirements and strategies, spot gold and silver prices, taxation and general market conditions.  At the present time, we are not party to any agreement that would limit our ability to pay dividends.  The dividends have been charged against our additional paid in capital and are considered return of capital dividend since we have no current earnings or accumulated earnings at this time.

    During 2010, we declared special cash dividends of $0.03 per share for each of the months July through December 2010, as illustrated in the table below, totaling $0.18 per share:

Date Declared	Date of Record	Date Paid	Aggregate Amounts Paid (in thousands)
July 30, 2010	August 16, 2010	August 26, 2010	$1,484
August 30, 2010	September 17, 2010	September 29, 2010	1,486
September 29, 2010	October 15, 2010	October 27, 2010	1,590
October 28, 2010	November 12, 2010	November 24, 2010	1,590
November 27, 2010	December 14, 2010	December 27, 2010	1,590
December 21, 2010	January 14, 2011	January 28, 2011	1,590
		Total	$9,330

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006. This information was derived from our audited consolidated financial statements for each period.  Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Data
(in thousands, except share data)
Sales of metals concentrate	$14,754	$-	$-	$-	$-
Mine gross profit	9,799	-	-	-	-
Loss from operations	(22,839)	(34,184)	(26,349)	(8,319)	(2,744)
Other income (expense)	(235)	55	334	242	57
Net loss	(23,074)	(34,129)	(26,015)	(8,076)	(2,687)
Basic & diluted loss per share	(0.46)	(0.78)	(0.76)	(0.28)	(0.13)
Weighted average shares	50,042,471	43,764,703	34,393,854	28,645,038	20,218,659

Balance Sheet Data
(in thousands)
Cash and cash equivalents	$47,582	$6,752	$3,535	$22,007	$7,660
Total current assets	57,687	20,701	3,737	22,051	7,866
Property and equipment, net	4,849	1,726	812	352	96
Land and mineral rights	227	227	227	152	--
Total assets	62,797	22,665	4,781	22,557	7,964

Current liabilities	6,456	725	1,753	768	451
Long-term obligations	2,495	1,992	--	--	--
Shareholders’ equity	53,846	19,948	3,028	21,789	7,513

See the consolidated financial statements attached hereto under Item 8 for additional information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

    Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report.  Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

    The following discussion analyzes our operating results for the three fiscal years ended December 31, 2010 and our financial condition at December 31, 2010 and 2009, with a particular emphasis on the year ended December 31, 2010.

Overview

    We commenced commercial production July 1, 2010 at our El Aguila Project, part of our Oaxaca Mining Unit, generating $14.8 million in revenue for the year ended December 31, 2010.  Prior to 2010, none of our properties were in production, and consequently, we did not record any revenue from the sale of minerals.  We expect to continue to incur losses and may rely on equity financing to fund our operations, until such time as production is able to generate sufficient revenues to fund all continuing operations.

    We continue to refine our ongoing capital requirements. Although we have no specific capital budget for 2011, we anticipate finishing Phase II of our tailings dam, continuing the development of the La Arista underground mine and incurring exploration costs. In 2011, exploration costs related to our El Aguila Project, El Rey and Alta Gracia properties are expected to be approximately $500,000 per month.  As an exploration stage company, there is significant uncertainty in our estimates regarding both future costs and future revenue.  We may require additional capital resources to complete our plans.

Exploration Stage Company

    We are considered an exploration stage company under the SEC criteria since we have not yet demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our properties.  As a result, and in accordance with accounting principles generally accepted in the United States for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred.  Furthermore, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.  Certain expenditures, such as for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.   As required by the SEC guidelines, substantially all of our expenditures to date, including construction of the mill, have been expensed and we expect to expense additional construction expenditures in 2011 related to the Phase II tailings dam construction and the underground mine development at the La Arista vein system.  Therefore, most of our investment in mining properties and equipment does not appear as an asset on our balance sheet.   We expect to remain as an exploration stage company for the foreseeable future, even though we have reached commercial production. We will not exit the exploration stage until we demonstrate the existence of proven or probable reserves that meet the SEC guidelines.

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

    Exploration of our properties accelerated in late 2006, continued throughout 2010 during production ramp up and we expect them to accelerate again in 2011.  From inception to December 31, 2010, we expensed approximately $29.2 million on the exploration and evaluation of our various properties, substantially all of which has been spent on the currently active properties known as El Aguila.  In addition, we have expensed, from inception to December 31, 2010, approximately $54.1 million in design, engineering, and construction and production ramp up costs all of which apply to the El Aguila Project.

Results of Operations – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

    During the year ended December 31, 2010, we sold 10,493 ounces of gold at an average price of $1,201 per ounce for $12.6 million of revenue, net of smelter treatment charges and 111,316 ounces of silver at an average price of $20 per ounce for approximately $ 2.2 million of revenue, net of smelter treatment charges. There were no comparable sales of precious metals in 2009.

    Although we commissioned the mill in the first half of 2010, we did not declare commercial production until July 1, 2010.   Prior to commencement of commercial production, revenue from the sale of concentrate was recorded as an offset to costs of production.  Our first revenue was recorded in the third quarter of 2010

Mine Gross Profit

    During the six months ended December 31, 2010, we produced 10,493 ounces of gold at a cash cost of $217 per ounce net of by-product credits.  See, “Non GAAP Measures in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation” for more information.  The El Aguila Project mine operations had a mine gross profit of $9.8 million for the year ended December 31, 2010.  For the year, daily mill throughput averaged 755 tonnes/day, having reached design capacity in the fourth quarter of 2010 of 851 tonnes/day; mill recovery averaged 77% and mill head grade averaged 3.7 grams/tonne.  We experienced extensive and unusually heavy rains during the third quarter and first half of the fourth quarter of 2010, which complicated production.  We expect improvement of operations in 2011 as we anticipate processing a higher grade and higher volume of ore.  We began the transition from processing the open pit ore to processing the La Arista underground polymetallic ore in March 2011.  We are accelerating development of the La Arista vein deposit and have been stockpiling ore for processing since late 2010.

Net Loss

    For the year ended December 31, 2010, we reported a net loss of $23.1 million, or $0.46 per share, compared to a net loss of $34.1 million, or $0.78 per share, for the year ended December 31, 2009.  The net loss per share for the year ended December 31, 2010 decreased as a result of the gross profit generated from sales of our metals concentrate.  However, we expect to incur losses until such time as we reach optimal performance in the operation of our mill and until such time, if ever, as we can exit the exploration stage and capitalize our construction and development expenditures or until our revenue is sufficient to cover all expenses, including construction, development, exploration and operations.

Costs and Expenses

    Total costs and expenses in the year ended December 31, 2010 were $32.6 million compared to $34.2 million in the comparable period of 2009, a decrease of $1.6 million or 4.6%. The decrease in costs and expenses is primarily due to operations shifting from construction activities to production activities consistent with our plan of commercial production during 2010.

    The property exploration expense component in the year ended December 31, 2010, decreased $3.1 million, or 39.7%, from the comparable period of 2009, from $7.8 million to $4.7 million. The decrease is attributable to focusing activities and funds to establishing commercial production and a concurrent decrease in exploration activities.  We expect to increase exploration activities and corresponding expenses in 2011 as we ramp up our exploration programs.

            The construction and development cost component in the year ended December 31, 2010, decreased $2.6 million, or 12.4%, from the comparable period of 2009, from $21.0 million to $18.4 million. We have substantially completed engineering and construction of the open pit mine and mill and are shifting our construction emphasis to the underground La Arista mine development and production.

    General and administrative expenses increased $3.9 million or 72.2% to $9.3 million for the fiscal year ended December 31, 2010 as compared to $5.4 million for the comparable period last year.  The component of general and administrative expense of non-cash stock based compensation expense was $2.7 million for the year ended December 31, 2010, compared to $2.8 million for the comparable period in 2009.  We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants.  It is difficult to estimate the value of options that we grant.  The options are subject to significant restrictions and cannot be purchased or sold on the open market.  Therefore, there is no objective and independent valuation measurement for them.  We use the Black-Scholes-Merton model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value.  We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

    The cash components of general and administrative expense increased to $6.6 million during the year ended December 31, 2010, from $2.6 million during the comparable period in 2009, an increase of $4 million, or 153.8.%.  This increase was primarily due to an increase in salaries and benefits of $1.9 million, or 228%, attributable to an increase in the number of employees in Mexico and changes to our executive employment agreements.  In addition, during the year ended December 31, 2010, professional fees increased by $614,000 or 106% for legal and accounting services related to, our September 2010 financing transaction, application for listing on the NYSE Amex and annual meeting preparations.  Other general and administrative expense increased by $1.5 million, or 226%.  This increase was primarily due to an increase in travel expenses, insurances expenses and other office expenses.  We anticipate that some of these costs such as the professional fees will decrease but that salaries and benefits will increase or remain the same now that we have commenced commercial production.

    Interest income for the year ended December 31, 2010 increased to $99,000 compared to $55,000 for the comparable period of 2009, an increase of $44,000 or 80%, primarily representing increased deposits in short term interest bearing accounts.

            Our mining operations are located in Mexico and we primarily transact business in Mexican pesos.  Our reporting currency for financial statement purposes is the U.S. dollar.  Changes in the period end currency exchange rate  between the Mexican peso and the U.S. dollar  create translation adjustment gains and losses, which are reported as a component of other comprehensive income in our statements of operations.  For the years ended December 31, 2010 and 2009, we recorded a currency translation adjustment gain of $215,000 and a currency translation adjustment loss of $968,000 respectively.

Results of Operations – Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

    For the year ended December 31, 2009, we reported a net loss of $34.1 million, or $0.78 per share, compared to a net loss of $26.0 million, or $0.76 per share for the year ended December 31, 2008.  In neither year did we report any revenue from the sale of gold or other minerals.

    Total costs and expenses in the year ended December 31, 2009 were $34.2 million compared to $26.3 million in the comparable period of 2008, an increase of $7.9 million or 30%.  The additional expenditures reflect our increasing activities at the El Aguila Project.  Total mineral property costs increased $6.1 million or 26.9%, for the year ended December 31, 2009 to $28.8 million from $22.7 million for the comparable period in 2008.

    The property exploration and evaluation component decreased $400,000 or 4.9%, from $8.2 million for the year ended December 31, 2008 to $7.8 million for the year ended December 31, 2009.  Our exploration and other drilling activity temporarily decreased as we focused our efforts on engineering and construction.

    The engineering and construction cost component during the year ended December 31, 2009 was $21.0 million, compared to $14.5 million during the comparable period in 2008.  As more fully described in the preceding discussions of our liquidity and capital resources, we accelerated construction of the mine and mill site and infrastructure during 2009.

    General and administrative expenses increased $1.7 million, or 45.9%, to $5.4 million for the fiscal year ended December 31, 2009 as compared to $3.7 million for the comparable period in 2008.  Of that amount, $0.8 million represented an increase in stock option compensation expense.

    The other components of general and administrative expense, including salaries and benefits, professional fees, investor relations, and travel, increased to $1.7 million during the twelve months ended December 31, 2009 from $1.3 million during the comparable period in 2008, an increase of $400,000 or 30.8%.  There were no significant changes in this component of our cost structure, although we increased activity levels as we prepare the El Aguila Project for production.

    Interest income for the year ended December 31, 2009 decreased to $55,000 compared to $334,000 for the comparable period of 2008, a decrease of $279,000 or 83.5%, primarily representing lower interest rates and decreased deposits in short term interest bearing accounts.

    For the years ended December 31, 2009 and 2008, we recorded a currency translation adjustment loss of $968,000 and a currency translation adjustment gain of $63,000, respectively.

Liquidity and Capital Resources

    As of December 31, 2010, we had working capital of $51.2 million, consisting of current assets of $57.7 million and current liabilities of $6.5 million.  This represents an increase of $31.2 million from the working capital balance of $20 million at December 31, 2009 and primarily represents cash received from a financing completed in September 2010, a reduction in cash used in operations and proceeds from restricted cash.  Consistent with our plans, our working capital balance fluctuates as we use cash to fund our production, exploration and construction activities and other operating expenses.

    We have historically relied on equity financings to fund our operations.  From inception through December 31, 2010, we received $152.4 million in cash, services, stock options, and other consideration through issuance of our common stock.  As of December 31, 2010, we did not have any outstanding debt.  We believe that we will continue to fund our future working capital requirements through operations and the sale of equity, if warranted, and we have not made arrangements to borrow funds for working capital requirements.  However, we may consider debt financing if market conditions allow.

    In 2010, we conducted three financing transactions.  In the first transaction, completed in March 2010, we sold 600,000 shares of common stock to Hochschild Mining Holdings Limited (“Hochschild”) at a price of $8.62 per share for gross proceeds of $5.2 million.  In the second transaction, completed in May 2010, we sold 631,579 shares to Hochschild at a price of $9.50 per share for proceeds of $6 million.  In the third transaction, completed in September 2010, we sold 3,475,000 shares of common stock to a group of institutional investors at a price of $16.00 per share for gross proceeds of $55.6 million.  In connection with the Hochschild transaction, we paid no commissions or placement agent fees.  In the third transaction, we paid a total of $3.3 million to the placement agent.

    During the year ended December 31, 2010, we spent $4.7 million on the exploration and evaluation of our properties, predominantly at our El Aguila Project.  This compares to $7.8 million spent during the year ended December 31, 2009.  While we continued our exploration program to further delineate the area of mineralized material, our emphasis shifted to production of the mine and mill.  Our most significant expenditures for 2010 were related to the construction of the tailings dam and further development of the open pit and underground mines.   During the year ended December 31, 2010, we spent $18.4 million on construction and mine development  activities.  During 2010, we incurred operating expenses approximating $550,000 per month for salaries and other overhead expenses at our Colorado executive offices and Oaxaca mining locations.

    As we continue production of our gold and silver concentrate, it is uncertain if we will be successful in producing minerals in quantities needed to sustain our entire operations.  Furthermore, the amount of revenue generated during these early stages of a mining operation is difficult to predict and tends to be highly variable.  However, with the cash received from our last private placement, we believe we have sufficient funds for exploration and development activities for the balance of 2011.  If additional funds are required, we expect to continue our plan of obtaining such funds from equity sales.

    Net cash used in operating activities was $22.9 million during the year ended December 31, 2010, compared to $33.4 million during 2009, a decrease of $10.5 million.  The significant decrease in 2010 is primarily attributable to a reduction in our net loss, in turn attributable to the commencement of commercial production.  Also during 2010, increases in accounts receivable, prepaid and refundable taxes and inventories were substantially offset by increases in accounts payable and accrued liabilities.

    Net cash provided by investing activities for the year ended December 31, 2010 was $7.9 million, compared to net cash used in investing activities of $12.6 million for the year ended December 31, 2009.  Much of the cash provided by our investing activities came from restricted cash, the use of which is specifically designated for exploration, construction and development activities.  Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.  During 2010, we invested in an office building, office furniture and equipment.  During 2009, we acquired additional vehicles and capital equipment, and we filed mineral concessions with the Mexican government.

    Net cash provided by financing activities for the year ended December 31, 2010 was $55.7 million, consisting of net proceeds in the amount of $63.3 million from the sales of our common stock. We also paid cash dividends  of $7.7 million from cash flows generated from the sales of our metals concentrate.  The dividends were charged against our additional paid in capital and were considered a return of capital dividend since we have no current or accumulated earnings at this time.  During 2009, all of the cash from financing activities related to the sales of our common stock.   For the year ended December 31, 2009, financing activities provided cash of $49.2 million, consisting of proceeds from sales of our common stock.

    The balance of cash and equivalents increased to $47.6 million as of December 31, 2010 from $6.8 million as of December 31, 2009, a net increase in cash of $40.8 million.

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

    Our cash operating cost is a non-GAAP measure calculated in accordance with the Gold Institute’s standards. The cash operating cost is arrived at by taking our mine cost of sales and adding treatment charges paid to the buyer of the metals concentrate, subtracting by-product credits earned from all metals other than the primary metal produced, and subtracting depreciation expense, accretion expense, and royalty payments.

    The most comparable financial measures to our cash operating cost calculated in accordance with U.S. GAAP are cost of sales. Mine cost of sales are derived from amounts included in the Consolidated Statements of Operations.

Unit costs

    The following summary of our cash operating costs for year ended December 31, 2010 was calculated in accordance with the Gold Institute Production Cost Standard and begins with our mine cost of sales in accordance with U.S. GAAP as noted below:

Year Ended December 31, 2010
(in thousands, except ounces and per ounce)
Gold ounces produced	10,493

Mine cost of sales - (U.S. GAAP)	$4,955
Treatment charges	552
By-product credits	(2,342)
Depreciation costs	(166)
Accretion costs	(68)
Royalties	(652)

Cash operating cost	$2,279

Cash operating cost per ounce	$217

Off-Balance Sheet Arrangements

    As of December 31, 2010, we had no off-balance sheet arrangements.

Contractual Obligations

    Our known obligations at fiscal year end December 31, 2010, are set forth in the table below:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Purchase Obligations(1)	$1,324	$1,324	--	--	--
Employee Salary Compensation (1)	$3,873	$1,549	$2,324	--	--
Total	$5,197	$2,873	$2,324	--	--
________________________________
(1)  Represents amounts due to our executive officers and key employees pursuant to their respective employment agreements with our company.

Critical Accounting Policies

    We believe that application of the following accounting policies, which are critical to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Use of Estimates

    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, obligations for environmental, reclamation, and closure matters, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.  Actual results could differ from these estimates.

Proven and Probable Reserves

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

Mineral Acquisition Costs

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

Exploration Costs

    Exploration costs are charged to expense as incurred.  Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

Design, Construction, and Development Costs

    Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves.  Under these circumstances, we classify the El Aguila Project as an exploration stage project and expense substantially all costs, including design, engineering, construction, and installation of equipment.  Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized.  If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized.  Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  The cost of start-up activities and on-going costs to maintain production are expensed as incurred.  Costs of abandoned projects are charged to operations upon abandonment.

    If a project commences commercial production and the project is determined to contain proven and probable reserves, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

Impairment of Long-Lived Assets

    We evaluate our long-lived assets for impairment.  If impairment indicators exist, we perform additional analysis to quantify the amount by which capitalized costs exceed recoverable value.  The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values.  As of December 31, 2010, our mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions.  Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

Property and Equipment

    All items of property and equipment are carried at cost not in excess of their estimated net realizable value.  Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

Asset Retirement Obligation

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

Stock Based Compensation

    We record compensation expense for the fair value of stock options that are granted.  Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

Foreign Currency Translation

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

Income Taxes

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

Recent Accounting Pronouncements

    We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP and the impact on the Company.

Recently Adopted Accounting Standards

Fair Value Measurements

    In January 2010, ASU No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on our consolidated financial position, results of operations or cash flows.

Embedded Derivatives

    ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The ASU was adopted during the period ended June 30, 2010, and its adoption had no impact on our consolidated financial position, results of operations or cash flows.

Consolidations

    ASU No. 2009-17 revises the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The ASU was adopted during the period ended March 31, 2010 and its adoption had no impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates

    The following accounting standards updates were recently issued and have not yet been adopted by us.  These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

    ASU No. 2010-06, was issued in January 2010, and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  The disclosure of activity within Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We do not expect there will be an impact to our financial position or results of operations for the additional disclosure requirements in 2011.

    ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

    ASU 2010-29 was issued in December 2010, and requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

    There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on our consolidated financial position, results of operations or cash flows.

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

Commodity Price Risk

    The results of our operations will depend in large part upon the market prices of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the world supply of gold and silver and the stability of exchange rates, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments.  The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition.  We have not entered into derivative contracts to protect the selling price for gold or silver.  We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

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

    In addition to adversely affecting our mineralized material estimates and our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a particular project.  Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

    We transact a significant amount of our business in Mexican pesos.  As a result, currency exchange fluctuations may impact our operating costs.  The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows.  Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms.

    The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates.  Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a decrease in non-U.S. dollar currencies results in a loss.  We have not utilized market risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.  We also hold portions of our cash reserves in non-U.S. dollar currencies.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Management's Report on Internal Controls over Financial Reporting	28

Report of Independent Registered Public Accounting Firm	29

Consolidated Balance Sheets at December 31, 2010 and 2009	30

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, and for the period from Inception (August 24, 1998) to December 31, 2010	31

Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (August 24, 1998) to December 31, 2010	32

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and for the period from Inception (August 24, 1998) to December 31, 2010	35

Notes to Consolidated Financial Statements	36

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Gold Resource Corporation
Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010, and the period August 24, 1998 (inception) to December 31, 2010.  We also have audited Gold Resource Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Gold Resource Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2010, and the period August 24, 1998 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Gold Resource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado
March 14, 2011

3500 South Yosemite Street | Suite 600 | Denver, CO  80237 | P: 303.694.6700 | TF: 888.766.3985 | F: 303.694.6761 | www.starkcpas.com
An Independent Member of BKR International

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$47,582	$6,752
Restricted cash	-	11,436
Accounts receivable	1,185	-
Inventories	3,063	225
Prepaid and refundable taxes	5,848	2,132
Other current assets	9	156
Total current assets	57,687	20,701

Land and mineral rights	227	227
Property and equipment – net	4,849	1,726
Other assets	34	11
Total assets	$62,797	$22,665

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,866	$725
Dividends payable	1,590	-
Total current liabilities	6,456	725

Asset retirement obligation	2,495	1,992
Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
52,998,303 and 48,100,284 shares issued and outstanding, respectively	53	48
Additional paid-in capital	152,444	95,692
(Deficit) accumulated during the exploration stage	(97,891)	(74,818)
Accumulated other comprehensive income (loss):
Currency translation adjustments	(760)	(974)
Total shareholders' equity	53,846	19,948

Total liabilities and shareholders' equity	$62,797	$22,665

The accompanying notes are an integral part of these financial statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2010, 2009, and 2008
and for the period from Inception (August 24, 1998) to December 31, 2010 (U.S. dollars in thousands, except shares and per share amounts)

				Inception
				(August 24, 1998) to
	2010	2009	2008	December 31, 2010

Sales of metals concentrate	$14,754	$-	$-	$14,754

Mine Cost of Sales:
Production costs applicable to sales	4,721	-	-	4,721
Depreciation, depletion, amortization	166	-	-	166
Accretion	68	-	-	68
Total mine cost of sales	4,955	-	-	4,955

Mine Gross Profit	9,799	-	-	9,799

Costs and Expenses:

General and administrative (includes $2,694 in 2010, $2,844 in 2009 and $1,999 in 2008 of non-cash stock based compensation)	9,302	5,378	3,676	24,082
Exploration expenses	4,692	7,811	8,171	29,178
Construction and development	18,435	20,995	14,502	53,930
Production start up expense, net	209	-	-	209
Management contract - US Gold, related party	-	-	-	752
Total costs and expenses	32,638	34,184	26,349	108,151

Operating (loss)	(22,839)	(34,184)	(26,349)	(98,352)

Other income (expense):
Currency exchange (loss)	(330)	-	-	(330)
Loss on sale of assets	(4)	-	-	(4)
Interest income	99	55	334	795
Total other income (expense)	(235)	55	334	461

(Loss) before income taxes	(23,074)	(34,129)	(26,015)	(97,891)

Provision for income taxes	-	-	-	-

Net (loss)	(23,074)	(34,129)	(26,015)	(97,891)

Other comprehensive income:
Currency translation adjustment	215	(968)	63	(760)

Net comprehensive (loss)	$(22,859)	$(35,097)	$(25,952)	$(98,651)

Net (loss) per common share:
Basic and Diluted	$(0.46)	$(0.78)	$(0.76)

Weighted average shares outstanding:
Basic and Diluted	50,042,471	43,764,703	34,393,854

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
For the period from Inception (August 24, 1998) to December 31, 2010
(U.S. dollars in thousands, except shares)

					Accumulated
					Other
	Number of	Par Value of	Additional		Comprehensive	Total
	Common	Common	Paid - in	Accumulated	Income	Shareholders'
	Shares	Shares	Capital	(Deficit)	(Loss)	Equity (Deficit)

Balance at Inception, August 24, 1998	-	$-	$-	$-	$-	$-

Shares for contributed capital at
$0.005 per share - related parties	2,800,000	3	(1)	-	-	2
Net (loss)	-	-	-	(1)	-	(1)
Balance, December 31, 1998	2,800,000	3	(1)	(1)	-	1

Shares for contributed capital at
$0.005 per share - related parties	1,000,000	1	(1)	-	-	-
Net (loss)	-	-	-	(1)	-	(1)
Balance, December 31, 1999	3,800,000	4	(2)	(2)	-	-

Shares issued for management contract
at $0.17 per share - related party	1,226,666	1	203	-	-	204
Net (loss)	-	-	-	(205)	-	(205)
Balance, December 31, 2000	5,026,666	5	201	(207)	-	(1)

Shares issued for management contract
at $0.14 per share - related party	1,333,334	1	187	-	-	188
Conversion of debentures at
$0.25 per share - related parties	200,000	1	50	-	-	51
Sale of shares for cash at $0.25 per share	820,000		204	-	-	204
Net (loss)	-	-	-	(346)	-	(346)
Balance, December 31, 2001	7,380,000	7	642	(553)	-	96

Shares issued for cash at $0.25 per share	392,000		98			98
Shares issued for cash at $0.17 per share	1,351,352	2	223			225
Net (loss)	-	-	-	(789)	-	(789)
Balance, December 31, 2002	9,123,352	9	963	(1,343)	-	(370)

Shares issued for cash at $0.25 per share	577,000	1	144	-	-	145
Share issuance costs forgiven	-	-	25	-	-	25
Net (loss)	-	-	-	(496)	-	(496)
Balance, December 31, 2003	9,700,352	10	1,132	(1,839)	-	(696)

Shares issued for cash at $0.25 per share	608,000	1	151	-	-	152
Shares issued in repayment of loan related
to exploration agreement at
$0.42 per share	1,200,000	1	499	-	-	500
Shares issued as stock grant at
$0.25 per share	600,000	1	148	-	-	150
Currency translation adjsutment					(1)	(1)
Net (loss)	-	-	-	(853)	-	(855)
Balance, December 31, 2004	12,108,352	13	1,931	(2,692)	(1)	(749)

Stock grant at $0.25 per share	1,750,000	2	436	-	-	438
Stock option exercised at $0.25 per share	10,000		2	-	-	2
Stock issued for cash at $0.25 per share	276,000		69	-	-	69
Stock issued for satisfaction of payables
at $0.25 per share	1,280,000	1	319	-	-	320
Shares issued for cash at $0.47 per share	2,728,500	3	1,272			1,275
Shares issued for cash at $0.50 per share	122,000		61	-	-	61
Shares issued for cash at $0.50 per share	30,000		15	-	-	15
Net (loss)	-	-	-	(1,218)		(1,218)
Balance, December 31, 2005	18,304,852	19	4,105	(3,910)		213

Stock options exercised at $0.25 per share	240,000		60	-	-	60
Stock options granted	-	-	147	-	-	147
Director stock grant at $1.00 per share	100,000	-	100	-	-	100
Shares issued for cash at $1.00 per share,
net of issue costs	4,600,000	5	4,347	-	-	4,352
Shares issued for investor relations
services at $1.14 per share	280,000	-	320	-	-	320
Shares issued for cash at $1.20 per share,
net of issue costs	4,322,000	4	4,924	-	-	4,928
Shares issued for investment banking
services at $1.20 per share	257,700	-	-	-	-	-
Employee stock grants at $1.71 per share	35,000	-	60	-	-	60
Currency translation adjustment	-	-	-	-	20	20
Net (loss)	-	-	-	(2,687)	-	(2,687)
Balance, December 31, 2006	28,139,552	28	14,062	(6,597)	20	7,513

Shares issued for investor relations
services at weighted average price
of $3.39 per share	170,000	-	576	-	-	576
Share issued for consulting services in
Mexicon at $3.65 per share	15,000	-	55	-	-	55
Stock options granted	-	-	99	-	-	99
Shares issued for cash at $4.00 per share, net
of issue costs	5,558,500	6	21,706	-	-	21,712
Shares issued for investment banking services	263,900	-	-	-	-	-
Currency translation adjustment	-	-	-	-	(90)	(90)
Net (loss)	-	-	-	(8,076)	-	(8,076)
Balance, December 31, 2007	34,146,952	34	36,498	(14,673)	(70)	21,789

Stock options granted	-	-	1,957	-	-	1,957
Shares issued for investor relations
services at $4.25 per share	10,000	-	42	-	-	42
Stock options exercised at $1.00 per share	260,604	-	181	-	-	181
Shares issued for cash at $3.00 per share	1,670,000	2	5,008	-	-	5,010
Currency translation adjustment	-	-	-	-	63	63
Net (loss)	-	-	-	(26,015)	-	(26,015)
Balance, December 31, 2008	36,087,556	36	43,687	(40,688)	(7)	3,028

Stock options granted	-	-	2,844	-	-	2,844
Stock options exercised, cashless exercise	677,933	1	(1)	-	-	-
Shares issued for cash at $3.00 per share	4,330,000	4	12,986	-	-	12,990
Shares issued for cash at $4.00 per share	5,000,000	5	19,995	-	-	20,000
Shares issued for cash at $8.185 per share	1,954,795	2	15,998	-	-	16,000
Stock options exercised at $3.68 per share	50,000	-	184	-	-	184
Currency translation adjustment	-	-	-	-	(968)	(968)
Net (loss)	-	-	-	(34,129)	-	(34,129)
Balance, December 31, 2009	48,100,284	48	95,693	(74,817)	(975)	19,949

Stock options granted	-	-	2,387	-	-	2,387
Stock options exercised, cashless exercise	141,440	-	-	-	-	-
Shares issued for cash at $4.63 per share	50,000	-	538	-	-	538
Shares issued for cash at $8.62 per share	600,000	1	5,171	-	-	5,172
Shares issued for cash at $9.50 per share	631,579	1	5,999	-	-	6,000
Shares issued for cash at $16.00 per share, net of issue costs	3,475,000	3	51,986	-	-	51,989
Return of Capital Dividend	-	-	(9,330)	-	-	(9,330)
Currency translation adjustment	-	-	-	-	215	215
Net (loss)	-	-	-	(23,074)	-	(23,074)
Balance, December 31, 2010	52,998,303	$53	$152,444	$(97,891)	$(760)	$53,846

The accompanying notes are an integral part of these financial statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2010, 2009, and 2008
and for the period from Inception (August 24, 1998) to December 31, 2010
(U.S. dollars in thousands, except shares)

				(August 24, 1998) to
	2010	2009	2008	December 31, 2010
Cash flows from operating activities:
Net (loss)	$(23,074)	$(34,129)	$(26,015)	$(97,891)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Depreciation	324	167	124	688
Accretion expense	68	-	-	68
Stock compensation	2,694	2,844	1,999	9,481
Asset retirement costs	315	1,992	-	2,307
Management fee paid in stock	-	-	-	392
Related party payable paid in stock	-	-	-	320
Foreign currency translation adjustment	215	(968)	63	(760)
Loss on sale of assets	4	-	-	4
Issuance cost forgiven	-	-	-	25
Changes in operating assets and liabilities:
Accounts receivable	(1,185)	-	-	(1,185)
Prepaid and refundable taxes	(3,716)	(2,132)	-	(5,848)
Other current assets	146	47	(162)	(9)
Inventories	(2,838)	(225)	-	(3,063)
Accounts payable and accrued liabilities	4,142	(1,029)	985	4,866
Other	(24)	(6)	-	(37)
Total adjustments	145	690	3,009	7,249
Net cash (used in) operating activities	(22,929)	(33,439)	(23,006)	(90,642)

Cash flows from investing activities:
Capital expenditures	(3,560)	(1,204)	(658)	(5,999)
Restricted cash	11,436	(11,436)	-	-
Net cash provided by (used in) investing activities	7,876	(12,640)	(658)	(5,999)

Cash flows from financing activities:
Proceeds from sales of stock	63,393	48,990	5,010	150,633
Proceeds from exercise of options	-	184	181	428
Proceeds from debentures – founders	-	-	-	50
Dividends paid	(7,740)	-	-	(7,740)
Proceeds from exploration funding agreement - Canyon Resources	-	-	-	500
Net cash provided by financing activities	55,653	49,174	5,191	143,871

Effect of exchange rates on cash and equivalents:	230	123	-	353

Net increase (decrease) in cash and equivalents	40,830	3,218	(18,473)	47,582

Cash and equivalents at beginning of period	6,752	3,534	22,007	-

Cash and equivalents at end of period	$47,582	$6,752	$3,534	$47,582

Supplemental Cash Flow Information
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into common stock	$-	$-	$-	$500
Conversion of founders debentures into common stock	$-	$-	$-	$50

The accompanying notes are an integral part of these financial statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

1.	Summary of Significant Accounting Policies

    Basis of Presentation:    Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998.  The Company has been engaged in the exploration for precious and base metals, in Mexico, as an exploration stage company.  It has emerged as a producer of gold and silver metals concentrates and it plans to continue to develop mineral properties as well as become a producer of base metals concentrates.  The consolidated financial statements included herein are expressed in United States dollars, the Company's reporting currency.  The accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

    Reclassifications:    Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation.  The reclassifications had no effect on net loss, total assets, or total shareholders’ equity.

    Use of Estimates:    The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.  Estimates that are critical to the accompanying consolidated financial statements include the identification and valuation of proven and probable reserves, obligations for environmental, reclamation, and closure matters, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary.  Actual results could differ from these estimates.

    Cash and Cash Equivalents:    Cash and cash equivalents consists of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and carried at cost, which approximates fair value.

    Restricted Cash:    Pursuant to the terms of two subscription agreements that were closed during 2009, the Company agreed to reserve cash proceeds of $12.0 million for specific purposes.  Under the first agreement, $4.0 million was restricted for the purpose of additional exploration at the El Aguila Project.  Under the second agreement, $8.0 million was restricted for the purpose of constructing a decline ramp, drifts and crosscuts, and associated surface facilities to support underground development and mining of the La Arista vein.

    The restricted cash balances were placed in separate interest bearing bank accounts.  Transfer of funds from the restricted accounts required the approval of Hochschild Mining Holdings Limited (“Hochschild”). During the year ended December 31, 2010 the Company obtain final approval from Hochschild to release all remaining funds from the restricted bank accounts.

    Accounts Receivable:    Accounts receivable consists of trade receivables from gold and silver sales.  As of December 31, 2010, 81.5 % of the Company’s total sales of metals concentrate were generated from sales to Consorcio Minero de Mexico Cormin Mex, S.A. de C.V., (“Consorcio”)  a Trafigura Group Company  and the other 18.5% of the Company’s total sales of metals concentrate were generated from to sales Trafigura Beheer, B.V., (Beheer) a Trafigura Group Company.

    Ore Stockpile Inventories:  Ore stockpile inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales.  The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term.  At December 31, 2010, all ore stockpile inventories were classified as current.

    Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne.

    Concentrate Inventories:  Concentrates inventories include concentrates located either at our facilities, or in transit to our customer’s port. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices.

    Materials and Supplies Inventories: Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

    Proven and Probable Reserves:  The definition of proven and probable reserves is set forth in SEC Industry Guide 7.  Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.  Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.  In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

    As of December 31, 2010, none of the Company’s mineralized material met the definition of proven or probable reserves.

    Mineral Acquisition Costs:    The costs of acquiring land and mineral rights are considered tangible assets.  Significant acquisition payments are capitalized.  General, administrative and holding costs to maintain an exploration property are expensed as incurred.  If a mineable ore body is discovered, such costs are amortized when production begins using the units-of-production method.  If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

    Exploration Costs:    Exploration costs are charged to expense as incurred.  Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

    Design, Construction, and Development Costs:    Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves.  Under these circumstances, the Company classifies a project as an exploration stage project and expenses substantially all costs, including design, engineering, construction, and installation of equipment.  Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized.  If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized.  Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment.  Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use.  The cost of start-up activities and on-going costs to maintain production are expensed as incurred.  Costs of abandoned projects are charged to operations upon abandonment.

    If a project commences commercial production and the project is determined to contain proven and probable reserves, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

    Impairment of Long-Lived Assets:    The Company evaluates its long-lived assets for impairment.  If impairment indicators exist, the Company performs additional analysis to quantify the amount by which capitalized costs exceed recoverable value.  The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values.  As of December 31, 2010, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions.  Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

    Property and Equipment:    All items of property and equipment are carried at cost not in excess of their estimated net realizable value.  Normal maintenance and repairs are charged to operations while expenditures for major maintenance and betterments are capitalized.  Gains or losses on disposition are recognized in operations.

    Depreciation:   Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Trucks and autos	4 to 5 years
Office furniture and equipment	5 to 10 years
Computer hardware and software	3 to 6 years
Exploration equipment	6 to 8 years
Buildings	20 to 30 years

    Asset Retirement Obligations:    The Company’s mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service.  A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made.  For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations.  For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the unit of production method.

    Stock Based Compensation:    The Company records compensation expense for the fair value of stock options that are granted.  Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

    Net Loss Per Share:    Basic loss per share includes no dilution and  is computed by dividing net loss by the weighted average number of common shares outstanding during each period.  Diluted loss per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares.  Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value.  During the years ended December 31, 2010, 2009, and 2008, the calculation excluded potential dilution of 4,860,000, 3,745,000, and 3,683,000 shares, respectively, because the effect would have been anti-dilutive.

    Income Taxes:    Income taxes are computed using the liability method.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss carry-forwards.  Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized.  Valuation allowances have been established to reduce the carrying value of deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.  Further, the evaluation has determined that there are no uncertain tax positions required to be disclosed.

    Comprehensive Income:    Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Equity.  Accumulated other comprehensive income (loss) is composed of foreign currency translation adjustment effects.

    Fair Value of Financial Instruments:    ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments.  ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2010.

    The respective carrying value of certain on-balance-sheet financial instruments approximate their fair values.  These financial instruments include cash, cash equivalents, restricted cash, accounts receivable, prepaid and refundable taxes, accounts payable and accrued expenses.  Fair values were assumed to approximate carrying values for these financial instruments due to their short term nature or they are receivable or payable on demand.

    Foreign Operations:    The Company's present mining activities are in Mexico.  As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

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

    Prepaid and Refundable Taxes:    In Mexico, value added taxes (IVA) are assessed on purchases of materials and services.  Businesses are generally entitled to recover the taxes they have paid, either as a refund or as a credit against future taxes payable.  For the period from inception through 2008, substantially all of the Company’s refund claims were initially denied by the tax authorities.  Accordingly, the Company provided a full valuation allowance for potentially refundable IVA.  During 2009, the Company was successful in establishing the validity of its claims and received IVA refunds in the amount of $1.1 million.  Furthermore, it appears that the tax authorities will honor the Company’s claims for substantially all of the IVA paid during 2009 and any future years.  Amounts recorded as prepaid and refundable taxes in the consolidated financial statements represent the estimated recoverable payments made during 2009 and 2010.  Although the taxing authorities may reconsider claims filed for previous years, significant uncertainties regarding ultimate recovery preclude recognition of an asset for taxes paid in years prior to 2009.

    Revenue Recognition:  Sales of all metals products sold directly to the Company’s metals concentrate buyer, including by-product metals, are recorded as revenues when title and risk of loss transfer to the buyer (generally at the time shipment is delivered at buyer’s port) at estimated forward prices for the anticipated month of settlement.  Due to the time elapsed from shipment and the final settlement with the buyer, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement by the buyer.

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

    Changes in metals prices on the London Bullion Market between shipment and final settlement will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment.  Concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

    Changes in the market price of metals significantly affect the Company’s revenues, results of operations, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company’s control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company’s revenue is derived from the sale of gold and silver, it’s earnings are directly related to the prices of these metals.

    Concentration of Credit Risk:   As of December 31, 2010, 81.5% of our total sales of metals concentrate and 81.5% of our mine gross profits were generated from sales to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V.(Consorcio), a Trafigura Group Company and 18.5% of our total sales of metals concentrate and 18.5% of our mine gross profits were generated from sales to Trafigura Beheer, B.V.(Beheer) of Lucerne Switzerland, Trafigura Group Company.

    The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of it’s total sales of metals concentrate for the year ended December 31, 2010.

    The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangement with Consorcio or Beheer, and believes it is not exposed to significant credit risk in relations to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business.

    In the event that our relationship with Consorcio or Beheer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our metals concentrate and by-product metals.  However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results.

    Some of the Company's operating cash balances are maintained in accounts that currently exceed federally insured limits.  The Company believes that the financial strength of depositing institutions mitigate the underlying risk of loss.  To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

    Recently Adopted Accounting Standards:  The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the U.S. Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP and the impact on the Company.  The Company has adopted the following new accounting standards during 2010:

    Fair Value Measurements - In January 2010, Accounting Standards Updates (“ASU”) No. 2010-06 amended existing disclosure requirements about fair value measurements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation.  The ASU was adopted during the period ended March 31, 2010, and its adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

    Embedded Derivatives - ASU No. 2010-11 was issued in March 2010, and clarifies that the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted. The ASU was adopted during the period ended June 30, 2010, and its adoption had no impact on our consolidated financial position, results of operations or cash flows.

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

    Recently Issued Accounting Standards Updates:

    The following accounting standards updates were recently issued and have not yet been adopted by the Company.  These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

    ASU No. 2010-06, was issued in January 2010, and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  The disclosure of activity within Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. We do not expect there will be an impact to our financial position or results of operations for the additional disclosure requirements in 2011.

    ASU No. 2010-13 was issued in April 2010, and will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.

    ASU 2010-29 was issued in December 2010, and requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU will be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have a material effect on its financial position, results of operations or cash flows.

   There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.	Inventories

    Inventories at December 31, 2010 and 2009 consist of the following:

	2010	2009
	(in thousands)
Ore stockpiles	$1,825	$-
Concentrate	15	-
Materials and supplies	1,223	225

Total current inventories	$3,063	$225

3.	Mineral Properties

    The Company currently has an interest in five properties, the El Aguila Project, the El Rey property, the Las Margaritas property, the Solaga property, and the Alta Gracia property.

    The El Aguila Project:  Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana from a former consultant  of the  Company.  The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form.  The Company has made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due.  Subject to minimum exploration requirements, there is no expiration term for the lease.  The Company may terminate it at any time upon written notice to the lessor and the lessor may terminate it if the Company fails to fulfill any of its obligations.  The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property.  The Company subsequently acquired two additional claims the El Chacal and the El Pilon, totaling 1,445 hectares, where this same individual receives a 2% royalty.

    The Company has filed for and received additional concessions for the El Aguila Project that total an additional 17,639 hectares.  These additional concessions are not part of the concessions leased from a former consultant of the Company, and bring the Company’s interest in the El Aguila Project to an aggregate of 20,055 hectares.  The mineral concessions making up the El Aguila Project are located within the Mexican State of Oaxaca.

    The El Rey Property:  The Company has acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by the Company as the El Rey property.  These concessions total 892 hectares and are subject to a 2% royalty on production payable to a former consultant of the Company.   The Company has conducted minimal exploration and drilling on this property to date.

    The El Rey property is an exploration stage property with no known reserves.  It is approximately 64 kilometers (40 miles) from the El Aguila Project.  There is no plant or equipment on the El Rey property.  If exploration is successful, any mining would probably require an underground mine but any mineralized material could be processed at the El Aguila Project mill.

    The Las Margaritas Property:  The Las Margaritas property is made up of the La Tehuana concession.  The Company leased this property in October 2002 from a former consultant of the Company.   It is comprised of approximately 925 hectares located adjacent to the El Aguila property.  To date, the Company has conducted limited surface sampling, geologic mapping and has defined drill targets for a future exploration drill program.

    The Solaga Property:  In February 2007, the Company leased a 100% interest in a property known as the Solaga property from an entity partially owned by a former consultant of the Company.   The property totals 618 hectares, and is located approximately 120 kilometers (75 miles) from the El Aguila Project.  A dormant silver mine is located on the Solaga property which was in production as recently as the 1980’s, however the Company cannot estimate if or when the mine will reopen.  The lease requires the Company to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production.  To date, the Company has conducted limited surface sampling, geologic mapping and has defined drill targets for a future exploration drill program.

    The Alta Gracia Property:  In August 2009, the Company acquired claims adjacent to the Las Margaritas property in the Alta Gracia mining district by filing concessions under the Mexican mining laws.  The Company refers to this property as the Alta Gracia property.  These concessions are comprised of three mining claims, the David 1, the David 2 and La Hurradura.  The concessions total 5,175 hectares, and the acquisition of these claims extended the Company’s land position along what is known as the San Jose structural corridor to just over 16 kilometers.  The Company has conducted limited surface sampling, geologic mapping and defined drill targets for a future exploration drill program.

     As of December 31, 2010, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

4.	Property and Equipment

    At December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009
	(in thousands)
Trucks and autos	$835	$425
Office building	1,737	-
Furniture and equipment	1,506	491
Exploration equipment	1,442	1,145
Subtotal	5,520	2,061
Accumulated depreciation	(671)	(335)
Totals	$4,849	$1,726

    Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $324,000, $167,000 and $123,900, respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

5.	Accounts payable and accrued expenses

    At December 31, 2010 and 2009, accounts payable and accrued expenses consisted of the following:

	2010	2009
	(in thousands)
Accounts payable	$2,449	$577
Accrued payable and taxes	777	100
Accrued expenses	1640	48
Totals	$4,866	$725

6.	Income Taxes

    Loss before income taxes, segregated as to the U. S. and foreign components, is as follows:

	2010	2009	2008
	(in thousands)
U. S.	$(7,187)	$(2,947)	$(12,698)
Foreign	(15,887)	(31,182)	(13,317)
Totals	$(23,074)	$(34,129)	$(26,015)

    At December 31, 2010, the Company has tax loss carry-forwards for U. S. tax purposes approximating $21.8 million, which primarily expire from 2026 to 2029. The principal difference between the net loss reported for financial reporting purposes and the taxable loss reported for tax purposes relates to the taxation of foreign subsidiaries.  Secondly, stock based compensation expenses are generally deductible for tax purposes in different periods and in different amounts than the expense recognized for financial reporting purposes.  Finally, certain expenditures for property and equipment are capitalized for tax purposes, but not for financial reporting purposes.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2010 and 2009 are presented below:

	2010	2009
	(in thousands)
Deferred tax assets:
Tax loss carryforward – U. S.	$7,399	$2,129
Tax loss carryforward – Foreign	23,900	19,321
Property and equipment	1,378	3,700
Stock based compensation	516	350
Total deferred tax assets	33,193	25,500
Valuation allowance	(33,193)	(25,500)
Net deferred tax asset	$--	$--

    At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset.  There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any.  In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes.  Accordingly, a valuation allowance has been established for the entire deferred tax asset.  The change in the valuation allowance was approximately $7.7 million during 2010.

    A reconciliation of taxes reported at the Company’s effective tax rate and the U. S. federal statutory tax rate is comprised of the following components:

	2010	2009		2008
	(in thousands)
Tax at statutory rates	$(7,845)	$	(11,604)	$(8,845)
Increase (reduction) in taxes due to:
Stock based compensation	--		--	--
Valuation allowance	7,845		11,604	8,845
Tax provision	$--		$--	$--

7.	Shareholders' Equity

    All of the financial information in this report has been adjusted to reflect the effect of the two-for-one stock split that was effective February 21, 2005, whereby the Company declared and effected a 100% forward stock split where one additional share of common stock, par value $0.001, was issued for each common share outstanding as of that date.

    The Company was formed August 24, 1998 by William W. Reid and David C. Reid (the “Founders”).  During 1998 and 1999, the Founders received 3,800,000 shares of common stock valued at $2,000 for administrative and organization expenses.  The Company remained generally inactive through 1999.

    Commencing July 1, 2000, the Company and US Gold Corporation, a publicly traded Colorado corporation, entered into a management contract whereby US Gold provided general management of the business activities of the Company through December 31, 2001.  Under this management contract, US Gold was issued 2,560,000 shares of common stock of the Company.  The 2,560,000 shares were valued at $392,000 or approximately $0.15 per share.  Through this arrangement, the Company benefited from experienced management without the need to raise cash for the related cost of such management and administration.  The Company was, however, responsible for all additional funding needed.

    During 2001, the Founders made convertible debenture loans in the amount of $50,000 to the Company and then converted those debentures into 200,000 shares of common stock of the Company at a conversion price of $0.25 per share.

    In September 2001, the Company commenced the sale of its common shares under exemptions offered by federal and state securities regulations.  During 2001, the Company sold 820,000 shares at $0.25 per share (total $205,000).

    During 2002, the Company sold 392,000 shares at $0.25 per share ($98,000) to various parties and 1,351,352 shares at approximately $0.17 per share ($225,000) to an institutional investor, RMB International (Dublin) Limited (“RMB”).

    During 2003, the Company sold 577,000 shares at $0.25 per share raising net proceeds of $144,000.  Effective September 30, 2003, US Gold acquired the RMB shares in exchange for US Gold shares, and terminated the obligation of the Company to pay RMB approximately $25,000 in transaction costs, which was added back into paid-in-capital.

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

    Effective January 2, 2005, the Company granted common stock awards to its two executive officers and a consultant of an aggregate 1,750,000 shares for services performed during 2004 and 2005.  The shares were valued at $437,000 (or $0.25 per share) which was recorded as stock based compensation expense of $350,000 in 2004 and $87,000 in 2005.  In this issuance of common stock, William W. Reid received 1,000,000 shares, David C. Reid received 500,000 shares and the consultant received 250,000 shares

    During 2005, an individual exercised stock options for 10,000 shares for $2,500.  In June 2005, the Company issued 1,280,000 shares to US Gold Corporation in satisfaction of $320,000 owed for a prior year management contract.

    During 2005, the Company sold 428,000 shares to individual investors for cash proceeds of $145,000 (276,000 shares at $0.25 per share and 152,000 shares at $0.50 per share).

    In addition, during July and August 2005, the Company closed transactions under a Subscription Agreement and Stock Purchase Option Agreement with Heemskirk Consolidated Limited (“Heemskirk”), an Australian global mining house, whereby Heemskirk purchased 2,000,000 shares of common stock of the Company at $0.50 per share. A finder’s fee of 140,000 shares was paid to a third party (resulting in a net value of $0.47 per share).  Heemskirk had previously purchased (in April, 2005) 150,000 shares of common stock at $0.50 per share and the Company had paid a finder’s fee of 10,500 shares.  The Company agreed to give Heemskirk a first right of offer for any financings, including sale of equity, the Company may pursue.  In a similar transaction during August 2005, the Company sold 400,000 shares to another investor raising $200,000 and paid a finder’s fee to a third party of 28,000 shares.  These transactions resulted in the issuance of 2,728,500 shares for net cash proceeds of $1.3 million ($0.47 per share).

    During 2006, the Company sold 4,600,000 shares of common stock at $1.00 per share in a public offering under a registration statement filed with the SEC that was declared effective on May 15, 2006.  The Company received cash proceeds of $4.4 million (net of finders’ fees of $249,000).

    During 2006, the Company completed a private placement of 4,322,000 shares of common stock at $1.20 per share, and received net cash proceeds of $4.9 million, after deducting finders’ fees of $258,000.  The Company also issued 257,700 shares of common stock as finders’ fees in connection with this private placement.

    During 2006, the Company received cash proceeds of $60,000 pursuant to the exercise of options to purchase 240,000 shares at $0.25 per share.

    In May 2006, the Company made a common stock award of 100,000 shares to a director. These shares were valued at $100,000.  In December 2006, the Company made a common stock award of 35,000 shares to two employees.  These shares were valued at $60,000.  In October 2006, the Company issued 250,000 shares of restricted common stock in exchange for investor relations services.  These shares were valued at $275,000.

    Pursuant to a contract effective November 1, 2006, the Company agreed to issue a series of shares of common stock to a consultant performing investor relations work on its behalf.  The 30,000 shares issued in 2006 were valued at $1.50 per share, or $45,000.  The 30,000 shares issued in February 2007 were valued at $2.428 per share, or $73,000.  The 30,000 shares issued in May 2007 were valued at $3.39 per share or $102,000.  In November 2007, 30,000 shares were issued at a value of $4.14 per share or $124,000, and 20,000 shares were issued at a value of $4.235 per share or $85,000.  The Company agreed to issue an additional 10,000 shares for services performed during December 2007 valued at $4.375 per share or $44,000.

    On May 1, 2007, the Company entered into an investor relations contract for international investors that required the issuance of 50,000 shares of common stock during the second quarter of 2007.  These shares were valued at fair market value of $148,000.

    On October 2, 2007, the Company agreed to issue 15,000 shares of common stock for consulting services performed in Mexico.  These shares were valued at $3.68 per share or $55,000 and were recorded as stock compensation during the year ended December 31, 2007.

    On December 5, 2007, the Company completed the sale of 5,558,500 shares of common stock in a private placement for a price of $4.00 per share, for aggregate gross proceeds of $22.2 million.  The sales were made pursuant to a subscription agreement between the Company and each subscriber.  In connection with the private placement, the Company agreed to pay finders’ fees of $522,000 cash and 263,900 shares of common stock.

    Effective January 13, 2008, the Company agreed to issue 10,000 shares of common stock for investor relations consulting services.  The 10,000 shares were valued at $4.247 per share or $42,000.

    During the year ended December 31, 2008, a Director of the Company exercised options to purchase 100,000 shares of the Company's common stock at the exercise price of $1 per share for total cash proceeds of $100,000.

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

    Effective October 12, 2008, a consultant exercised options to purchase 81,000 shares of common stock at $1.00 per share for cash proceeds of $81,000.  In addition, the consultant exercised options to purchase 19,000 shares using the “cashless exercise” method of payment, under which he immediately surrendered 7,063 shares of common stock that he would have otherwise been entitled to receive.  The 7,063 shares were valued at $2.69 per share, for a total valuation of $19,000 and resulting in a net issuance of 11,937 shares.  As a result of both transactions, common shares outstanding increased by 92,937 shares.

    On December 5, 2008, the Company entered into a subscription agreement and a strategic alliance agreement with Hochschild Mining Holdings Limited (Hochschild).  Under the terms of the subscription agreement, the Company sold 1,670,000 shares of its common stock to Hochschild at $3.00 per share for total cash proceeds of $5.0 million.  Under the terms of the strategic alliance agreement the Company granted Hochschild an option to purchase an additional 4,330,000 shares of its common stock at a price of $3.00 per share for total cash proceeds of $13 million.  The option was exercised on February 25, 2009.  The strategic alliance agreement also contains a number of additional covenants between the parties.

    On June 30, 2009, the Company entered into a subscription agreement with Hochschild to sell 5,000,000 shares of its common stock at a price of $4.00 per share, or a total of $20 million.  The transaction was completed in two tranches. Simultaneously with the execution of the subscription agreement, the Company sold 1,250,000 shares of common stock for gross proceeds of $5 million.  The closing for the remaining 3,750,000 shares of common stock was held on July 20, 2009. The Company agreed to reserve $4 million of the gross proceeds for exploration activities.

    Effective October 2, 2009, a consultant exercised options to purchase 50,000 shares of common stock at $3.68 per share for total cash proceeds of $184,000.

    On December 17, 2009, the Company entered into a subscription agreement with Hochschild to sell 1,954,795 shares of restricted common stock at $8.185 per share for gross proceeds of $16 million. The Company agreed to reserve $8 million of the proceeds for underground mining expenses at the La Arista Vein.

    During 2009, the Company issued 677,933 shares of common stock pursuant to the exercise of stock options by officers and directors.  Two option-holders exercised 913,000 options using the “cashless exercise” method for payment, whereby each option-holder immediately surrendered shares of common stock that he would have otherwise been entitled to receive.  In the aggregate, the option-holders exercised 913,000 options and immediately surrendered 235,067 shares of common stock, resulting in a net issuance of 677,933 shares of common stock.  The Company received no cash proceeds in the transactions.

    On March 8, 2010, the Company issued 600,000 restricted shares of common stock at $8.62 per share to Hochschild pursuant to the strategic alliance agreement.   The Company received cash proceeds of $5.2 million.

    On May 7, 2010, the Company agreed to issue 50,000 shares of common stock to an individual investor.  The transaction was valued at $10.77 per share based upon the quoted market price of the common stock, and consisted of cash proceeds of $232,000, or $4.63 per share, and stock compensation expense of $307,000, or $6.14 per share.

    On May 26, 2010, the Company issued 631,579 restricted shares of common stock at $9.50 per share to Hochschild pursuant to a subscription agreement in connection with the parties’ strategic alliance.  The Company received cash proceeds of $6 million.

    On September 23, 2010, the Company completed a financing transaction whereby it sold 3,475,000 shares of restricted common stock at $16.00 per share for net proceeds of $52 million to various institutional investors.  Jefferies & Company Inc. acted as the placement agent in connection with the transaction, and was compensated in the amount of approximately $3.6 million.

    During the year ended December 31, 2010, the Company issued 141,440 shares of common stock pursuant to the exercise of stock options. Two option-holders exercised 200,000 options using the “cashless exercise” method for payment, whereby the option-holder immediately surrendered shares of common stock that he would have otherwise been entitled to receive.   In the aggregate, the option-holders exercised 200,000 options and immediately surrendered 58,560 shares of common stock, resulting in a net issuance of 141,440 shares of common stock.  The Company received no cash proceeds in the transactions.

    The Company declared commercial production July 1, 2010 and subsequently declared special cash dividends, totaling $0.18 per common share in six dividend payments to shareholders of record as reflected in the table below.  The dividends have been charged against the Company’s additional paid in capital and are considered return of capital dividend since the Company has no current earnings or accumulated earnings at this time.    The Company paid $7.7 million in the year ended December 31, 2010. Dividends declared in 2010, to be paid after December 31, 2010, total $1.6 million.

Date Declared	Date of Record	Date Paid	Special Cash Dividend Per Common Share	Aggregate Amounts Paid (in thousands)
July 30, 2010	August 16, 2010	August 26, 2010	$0.03	$1,484
August 30, 2010	September 17, 2010	September 29, 2010	0.03	1,486
September 29, 2010	October 15, 2010	October 27, 2010	0.03	1,590
October 28, 2010	November 12, 2010	November 24, 2010	0.03	1,590
November 27, 2010	December 14, 2010	December 27, 2010	0.03	1,590
December 21, 2010	January 14, 2011	January 28, 2011	0.03	1,590
		Total	$0.18	$9,330

    During the year ended December 31, 2010, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the authorized amount of common stock to 100,000,000 shares and the number of shares of common stock reserved for issuance under its Non-Qualified Stock Option and Stock Grant Plan to 10 million shares.

8.	Stock Options

    The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”).  The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted.  The maximum number of common shares subject to grant under the Plan is 10 million.

    The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The option pricing model requires the input of subjective assumptions which are based on several different criteria.  Expected volatility is based on the historical price volatility of the Company’s common stock.  The Company paid dividends during 2010, which resulted in an expected dividend yield of approximately 2%. Based on historical experience, forfeitures and cancellations are not significant.  The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” for plain vanilla options.  Risk free interest rates are based on U.S. government obligations with a term approximating the expected life of the option.

    The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the years ended December 31, 2010, 2009, and 2008 was $2.7 million, $2.8 million, and $2.0 million respectively.  The estimated unrecognized compensation cost from unvested options as of December 31, 2010 was approximately $15.1 million, which is expected to be recognized over the remaining vesting period of 3 years.

    Effective January 9, 2008, the Company entered into an investor relations consulting services contract which included the issuance of options to purchase 50,000 shares of common stock at an exercise price of $4.45 and a term of eighteen months.  The options vested upon issuance.  The grant date fair value was calculated as $67,000 ($1.35 per option) using the following assumptions:  expected life of eighteen months, stock price of $4.45 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

    Effective February 22, 2008, grants covering 1,000,000 shares were issued to officers and directors at an exercise price of $3.40 and a term of ten years. The options vested upon issuance.  The grant date fair value was calculated as $1,803,000 ($1.80 per option) using the following assumptions:  expected life of five years, stock price of $3.40 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 61%.

    During 2008, the Company granted options to employees covering 270,000 shares of common stock at exercise prices ranging from $3.74 to $4.51 and terms of ten years.  The options vest over a three year period.  The grant date fair value was calculated as $637,000 ($2.36 weighted average per option) using the following assumptions:  expected life of six years, stock price equal to exercise price at date of grant, dividend yield of 0%, interest rate of 3.38%, and volatility of 61%.

    Effective April 23, 2009, grants covering 1,000,000 shares were issued to officers and directors at an exercise price of $3.95 and a term of ten years.  The options vested upon issuance.  The grant date fair value was calculated as $2.6 million ($2.575 per option) using the following assumptions:  expected life of five years, stock price of $3.95 at date of grant, dividend yield of 0%, interest rate of 1.9%, and volatility of 81%.

    During 2009, grants covering 75,000 shares of common stock were issued to an employee at an exercise price of $7.00 and a term of ten years.  These options were cancelled during 2010.  The grant date fair value was calculated as $332,000 ($4.423 per option) using the following assumptions:  expected life of five years, stock price of $7.00 at date of grant, dividend yield of 0%, interest rate of 1.5%, and volatility of 78%.

    Effective August 17, 2010, grants covering 100,000 shares of common stock were issued to a member of the Board of Director at an exercise price of $14.35 and a term of ten years.  The stock options vest and are exercisable on the date of grant. The grant date fair value was calculated as $1.1 million ($10.658 per option) using the following assumptions:  expected life of 10 years, stock price of $14.35 at date of grant, dividend yield of 0.56%, interest rate 2.64%, and volatility of 71%.

    During the year ended December 31, 2010, the Company granted options to employees covering 1,290,000 shares of common stock at exercise prices ranging from $10.10 to $26.10 and terms of ten years.  The options vest over a three year period.  The grant date fair value was calculated as $17.1 million ($12.47 weighted average per option) using the following assumptions:  expected life of ten years, stock price equal to exercise price at date of grant, dividend yield of 2%, average  interest rate of 3.07%, and an average volatility of 71%.

    The weighted average grant date fair value of options granted was $12.34, $2.70 and $1.90 per option during 2010, 2009 and 2008, respectively.  The weighted average grant date fair value of options vested was $1.21, $2.56 and $1.78 per option during 2010, 2009 and 2008, respectively.

    The following table summarizes annual activity for all stock options for each of the three years ended December 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2008	2,650,000	$0.65	$10,058,500	2,650,000
Granted	1,320,000	3.54	--	--
Exercised	(287,000)	1.00	717,500	--
Outstanding, December 31, 2008	3,683,000	1.66	6,932,500	3,413,000
Granted	1,075,000	4.16	--	--
Exercised	(963,000)	1.14	2,901,456	--
Expired	(50,000)	4.45	--	--
Outstanding, December 31, 2009	3,745,000	2.48	32,850,250	3,500,000
Granted	1,390,000	12.34	--	--
Exercised	(200,000)	13.47	1,900,600	--
Expired	(75,000)	7.00	--	--
Outstanding, December 31, 2010	4,860,000	$7.05	$108,608,200	3,500,000

    The following table summarizes information about outstanding stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25	1,400,000	3.0	$0.25	1,400,000	$0.25	$40,810,000
$3.40	1,000,000	7.2	$3.40	1,000,000	$3.40	$26,000,000
$3.74	70,000	7.6	$3.74	-	-	-
$3.95	1,000,000	8.3	$3.95	1,000,000	$3.95	$25,450,000
$10.10 - $26.10	1,390,000	9.7	$18.93	100,000	$14.35	$1,505,000
	4,860,000		$7.05	3,500,000	$2.61	$93,765,000

9.	Asset Retirement Obligations

    The Company’s asset retirement obligations (“ARO”) relate to the reclamation, remediation, and closure costs for its El Aguila Project.  During the year ended December 31, 2010, the Company’s asset retirement obligation was revised for a projected increase in costs related to estimated reclamation, remediation and closure costs based on local government requirements.  The estimated present value of the incremental obligation amounted to $315,000, all of which was charged to operations.  There were no other liability additions, liability settlements, or revision in estimated cash flows for the year ended December 31, 2010.

    The following table presents the changes in ARO for the year ended December 31, 2010 and 2009.

	2010	2009
	(in thousands)
Balance as of January 1,	$1,992	$-
Reclamation costs	-	1,992
Revisions in previous estimates	315	-
Foreign Currency Translation	120	-
Accretion	68	-
Balance as of December 31,	$2,495	$1,992

10.	Commitments and Contingencies

    The Company leased office space in Denver, Colorado under an agreement that expired in February 2011.  Rent expense for 2010, 2009, and 2008 was $30,700, $34,800 and $29,900, respectively.

    The Company has entered into certain employment agreements with senior executive employees and key management employees.  Under these agreements the Company will have a contractual obligation to pay employee salary compensation of $1,549,000 in 2011, $1,549,000 and $774,500 in 2013.

11.	Related Party Transactions

    The Company has certain contractual agreements with an individual who was a former consultant of the Company in 2009 and 2008.  This individual served as the general manager of the Company’s Mexico operations on a consulting basis and was paid $145,000, $162,500, and $140,000, for the years ended December 31, 2010, 2009, and 2008, respectively.  In addition, the Company leased three mining concessions from the individual, El Aguila, El Aire, and La Tehuana.  The lease required advance royalty payments of $260,000, all of which have been paid, and will require a 4% net smelter return royalty when production is sold in the form of gold/silver doré and 5% for production sold in concentrate form.  This individual is also a part owner in an entity from which the Company leased its interest in the Solaga property.

12.	Quarterly Financial Data (Unaudited)

	2010
(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales of metals concentrate	$-	$-	$9,975	$4,779
Mine gross profit	-	-	7,024	2,775
Loss from operations	(7,291)	(5,820)	(830)	(8,898)
Other income	25	8	(45)	(223)
Net loss	$(7,266)	$(5,811)	$(876)	$(9,121)

Common Stock Data
Basic and Diluted:
Net loss per share	$(0.15)	$(0.12)	$(0.02)	$(0.17)
Average common shares outstanding:
Basic and Diluted	48,253,617	49,011,275	49,851,542	52,998,303

	2009
(Amounts in thousands except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Sales of metals concentrate	$-	$-	$-	$-
Mine gross profit	-	-	-	-
Loss from operations	(7,145)	(10,302)	(9,641)	(7,096)
Other income	4	5	16	30
Net loss	$(7,141)	$(10,297)	$(9,625)	$(7,066)

Common Stock Data
Basic and Diluted:
Net loss per share	$(.19)	$(0.25)	$(0.21)	$(0.15)
Average common shares outstanding:
Basic and Diluted	38,135,296	41,109,225	45,280,272	46,399,375

13.	Subsequent Events

    On January 26, 2011, the Company declared a special cash dividend of $0.03 per common share to its shareholders of record February 14, 2011 which was paid on February 25, 2011 in the aggregate amount of $1.6 million.

    On February 23, 2011 the Company declared a special cash dividend of $0.03 per common share to its shareholders of record March 18, 2011 which is expected to be paid on March 25, 2011 in the aggregate amount of $1.6 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A.  CONTROLS AND PROCEDURES

    We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective.

    Changes in Internal Control over Financial Reporting:  There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

    The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) to be filed within 120 days after the end of our fiscal year ended December 31, 2010.

    The Company has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on our website at www.goldresourcecorp.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

Item 11. Executive Compensation

    The information required by this item is incorporated by reference from the information contained in our 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The information required by this item is incorporated by reference from the information contained in our 2011 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

    The information required by this item is incorporated by reference from the information contained in our 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services

    The information required by this item is incorporated by reference from the information contained in our 2011 Proxy Statement.

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

3.1.2
Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on November 8, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on November 10, 2010, Exhibit 3.1, File No. 001-34857).

3.2	Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on August 12, 2010, Exhibit 3.2, File No. 333-129321).
4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).
10.1
Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2
Amended and Restated Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form S-8 filed on January 20, 2011, Exhibit 10.1, File No. 333-171779).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).
10.4
Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

10.5
Amended and Restated Executive Employment Agreement between the Company and William W. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.10, File No. 333-170101).

10.6
Amended and Restated Executive Employment Agreement between the Company and David C. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.11, File No. 333-170101).

10.7
Amended and Restated Executive Employment Agreement between the Company and Jason D. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.12, File No. 333-170101).

10.8
Strategic Alliance Agreement between the Company and Hochschild Mining Holdings Limited (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.1, File No. 333-129321).

10.9
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 5, 2008 (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.2, File No. 333-129321).

10.10
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

10.14
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated May 26, 2010 (incorporated by reference from our report on Form 8-K dated June 1, 2010, Exhibit 10.1, File No. 333-129321).

10.15
Form of Securities Purchase Agreement between the Company and certain purchasers dated September 19, 2010 (incorporated by reference from our report on Form 8-K dated September 23, 2010, Exhibit 10.1, File No. 001-34857).

10.16
Form of Registration Rights Agreement between the Company and certain purchasers dated September 19, 2010 (incorporated by reference from our report on Form 8-K dated September 23, 2010, Exhibit 10.2, File No. 001-34857).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).
23.1*	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

* filed herewith

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

/s/ William W. Reid
Dated: March 15, 2011	By: William W. Reid, Chairman of the Board and Chief Executive Officer

    In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid	Chairman of the Board and Principal Executive Officer	March 15, 2011
William W. Reid

/s/ Jason D. Reid	President and Director	March 15, 2011
Jason D. Reid

/s/ Frank L. Jennings	Principal Financial Officer and Principal Accounting Officer	March 15, 2011
Frank L. Jennings

/s/ Isac Burstein	Director	March 15, 2011
Isac Burstein

/s/ Bill M. Conrad	Director	March 15, 2011
Bill M. Conrad

/s/ Tor Falck	Director	March 15, 2011
Tor Falck

EXHIBIT INDEX

Item No.	Description
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

3.1.2
Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on November 8, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on November 10, 2010, Exhibit 3.1, File No. 001-34857).

3.2	Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on August 12, 2010, Exhibit 3.2, File No. 333-129321).
4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).
10.1
Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2
Amended and Restated Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form S-8 filed on January 20, 2011, Exhibit 10.1, File No. 333-171779).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).
10.4
Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

10.5
Amended and Restated Executive Employment Agreement between the Company and William W. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.10, File No. 333-170101).

10.6
Amended and Restated Executive Employment Agreement between the Company and David C. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.11, File No. 333-170101).

10.7
Amended and Restated Executive Employment Agreement between the Company and Jason D. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.12, File No. 333-170101).

10.8
Strategic Alliance Agreement between the Company and Hochschild Mining Holdings Limited (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.1, File No. 333-129321).

10.9
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 5, 2008 (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.2, File No. 333-129321).

10.10
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

10.14
Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated May 26, 2010 (incorporated by reference from our report on Form 8-K dated June 1, 2010, Exhibit 10.1, File No. 333-129321).

10.15
Form of Securities Purchase Agreement between the Company and certain purchasers dated September 19, 2010 (incorporated by reference from our report on Form 8-K dated September 23, 2010, Exhibit 10.1, File No. 001-34857).

10.16
Form of Registration Rights Agreement between the Company and certain purchasers dated September 19, 2010 (incorporated by reference from our report on Form 8-K dated September 23, 2010, Exhibit 10.2, File No. 001-34857).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).
23.1*	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Frank L. Jennings.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Frank L. Jennings.

* filed herewith