Form 10-Q
period 2011-03-31
GOLD RESOURCE CORP
filed 2011-05-10
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,998,303 shares of common stock outstanding as of May 6, 2011.

GOLD RESOURCE CORPORATION

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and for the period from Inception to March 31, 2011 (unaudited)	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and for the period from Inception to March 31, 2011 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

Part II - OTHER INFORMATION
Item 6.	Exhibits	21
SIGNATURES		22

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,904	$47,582
Accounts receivable	4,393	1,185
Inventories	7,750	3,063
Prepaid and refundable taxes	6,276	5,848
Other current assets	6	9

Total current assets	56,329	57,687

Land and mineral rights	227	227
Property and equipment, net	6,130	4,849
Other assets	44	34

Total assets	$62,730	$62,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,587	$4,866
Dividends payable	1,590	1,590

Total current liabilities	7,177	6,456

Asset retirement obligation	2,604	2,495

Shareholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized: 52,998,303 shares issued and outstanding,	53	53
Additional paid-in capital	149,050	152,444
(Deficit) accumulated during the exploration stage	(95,858)	(97,891)
Accumulated other comprehensive income (loss):
Currency translation adjustment	(296)	(760)

Total shareholders’ equity	52,949	53,846

Total liabilities and shareholders’ equity	$62,730	$62,797

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2011 and 2010

and for the period from Inception (August 24, 1998) to March 31, 2011

(U.S. dollars in thousands, except shares and per share amounts)

(Unaudited)

	2011	2010	Inception (August 24, 1998) to March 31, 2011
Sales of metals concentrate	$11,280	$—	$26,034

Mine cost of sales:
Production costs applicable to sales	2,352	—	7,073
Depreciation, depletion, amortization	64	—	230
Accretion	21	—	89

Total mine cost of sales	2,437	—	7,392

Mine gross profit	$8,843	$—	$18,642

Costs and expenses:
General and administrative (includes $1,377 in 2011 and $83 in 2010 of non-cash stock-based compensation)	3,112	899	27,194
Exploration expenses	512	1,216	29,690
Construction and development	3,066	4,446	56,996
Production start-up expense, net	—	729	209
Management contract - U S Gold, related party	—	—	752

Total costs and expenses	6,690	7,290	114,841

Operating income (loss)	$2,153	$(7,290)	$(96,199)

Other income (expense):
Other income	6	4	2
Currency exchange (loss)	(152)	—	(482)
Interest income	26	21	821

Total other income (expense)	$(120)	$25	$341

Income (loss) before income taxes	$2,033	$(7,265)	$(95,858)
Provision for income taxes	—	—	—

Net income (loss)	$2,033	$(7,265)	$(95,858)

Other comprehensive income:
Currency translation adjustment	464	286	(296)

Net comprehensive income (loss)	$2,497	$(6,979)	$(96,154)

Net income (loss) per common share:
Basic	$0.04	$(0.15)

Diluted	$0.04	$(0.15)

Weighted average shares outstanding:
Basic	52,998,303	48,253,617

Diluted	57,840,414	48,253,617

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2011 and 2010

and for the period from Inception (August 24, 1998) to March 31, 2011

(U.S. dollars in thousands, except shares)

(Unaudited)

	2011	2010	Inception (August 24, 1998) to March 31, 2011
Cash flows from operating activities:
Net income (loss)	$2,033	$(7,265)	$(95,859)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	144	61	832
Accretion expense	21	17	89
Asset retirement obligation	—	—	2,307
Stock compensation	1,377	83	10,858
Management fee paid in stock	—	—	392
Related party payable paid in stock	—	—	320
Foreign currency translation adjustment	464	286	(296)
Loss on disposal of asset	—	—	4
Issuance cost forgiven	—	—	25
Changes in operating assets and liabilities:
Accounts receivable	(3,209)	—	(4,394)
Prepaid and refundable taxes	(428)	(1,186)	(6,276)
Other current assets	4	(267)	(6)
Inventories	(4,688)	(1,655)	(7,750)
Accounts payable and accrued liabilities	720	216	5,587
Other	(9)	(2)	(47)

Total adjustments	(5,604)	(2,448)	1,645

Net cash used in operating activities	(3,571)	(9,713)	(94,213)

Cash flows from investing activities:
Capital expenditures	(1,425)	(330)	(7,424)
Restricted cash	—	1,785	—

Net cash (used in) provided by investing activities	(1,425)	1,455	(7,424)

Cash flows from financing activities:
Proceeds from sales of stock	—	5,172	150,633
Proceeds from exercise of stock options	—	—	428
Proceeds from debentures - founders	—	—	50
Dividends paid	(4,770)	—	(12,510)
Proceeds from exploration funding agreement - Canyon Resources	—	—	500

Net cash (used in) provided by financing activities	(4,770)	5,172	139,101

Effect of exchange rates on cash and equivalents	88	24	440

Net increase (decrease) in cash and equivalents	(9,678)	(3,062)	37,904

Cash and equivalents at beginning of period	47,582	6,752	—

Cash and equivalents at end of period	$37,904	$3,690	$37,904

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into common stock	$—	$—	$500

Conversion of founders debentures into common stock	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company was initially engaged solely in the exploration for precious and base metals, primarily in Mexico, as an exploration stage company. In July 2010, the Company emerged as a producer of gold and silver metals concentrates and it plans to both continue to develop mineral properties and produce base metals concentrates.

Significant Accounting Policies

Exploration Stage Company: Despite the fact that we commenced production in 2010, we are still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since we have not yet demonstrated the existence of proven or probable reserves as defined by the SEC at our El Aguila Project in Oaxaca, Mexico or any of our properties. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of our properties are expensed as incurred and unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction will continue to be expensed as incurred. Certain expenditures, such as for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset. We expect to remain as an exploration stage company for the foreseeable future, even though we have reached commercial production. We will not exit the exploration stage until we demonstrate the existence of proven or probable reserves that meet the SEC guidelines.

Basis of Presentation: The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the SEC pursuant to Item 210 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto and summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010.

Basis of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiaries. The Company’s significant subsidiaries are Don David Gold S.A. de C.V. and Golden Trump Resources S.A. de C.V. The expenditures of Don David Gold and Golden Trump Resources are generally incurred in Mexican pesos. Significant intercompany accounts and transactions have been eliminated. The consolidated financial statements included herein are expressed in United States dollars, the Company’s reporting currency.

Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income or loss, total assets, or total shareholders’ equity.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves, obligations for environmental, reclamation, and closure matters, estimates related to asset impairments of long lived assets and investments, classification of expenditures as either an asset or an expense, valuation of deferred tax assets, and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Cash and Cash Equivalents: Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost, which approximates fair value.

Accounts Receivable: Accounts receivable consist of trade receivables from gold and silver sales. As of March 31, 2011, 84.1% of the Company’s total sales of metals concentrate were generated from sales to Consorcio Minero de Mexico Cormin Mex, S.A. de C.V. (“Consorcio”), a Trafigura Group Company, and the other 15.9% of the Company’s total sales of metals concentrate were generated from sales to Trafigura Beheer, B.V. (“Beheer”), also a Trafigura Group Company.

Inventories: At March 31, 2011, our inventories were comprised of ore stockpile, metal concentrates and materials and supplies inventories:

Ore Stockpile Inventories: Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne. Ore stockpile inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories, resulting from net realizable value impairments, are reported as a component of production costs applicable to sales. There were no write-downs of ore stockpile inventories recognized in the three months ended March 31, 2011 or 2010. The current portion of ore stockpile inventories is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term. At March 31, 2011, all ore stockpile inventories were classified as current.

Metal Concentrates Inventories: Concentrates inventories include metal concentrates located either at our facilities or in transit to our customer’s port. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices. Inventories consist of lead and zinc metal concentrates.

Materials and Supplies Inventories: Materials and supplies inventories are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. Inventories consist of chemical reagents, parts, fuels, and other materials and supplies.

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

As of March 31, 2011, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves since the Company has not yet demonstrated the existence of proven or probable reserves at its El Aguila Project in Oaxaca, Mexico or any of its properties.

Fair Value of Financial Instruments: ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2011.

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash and cash equivalents, prepaid and refundable taxes, accounts payable and accrued liabilities. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Prepaid and Refundable Taxes: In Mexico, value added taxes (IVA) are assessed on purchases of materials and services. Businesses are generally entitled to recover the taxes they have paid, either as a refund or as a credit against future taxes payable. For the period from inception through 2008, substantially all of the Company’s refund claims were initially denied by the tax authorities. Accordingly, the Company provided a full valuation allowance for potentially refundable IVA. During 2009, the Company was successful in establishing the validity of its claims and received IVA refunds in the amount of $1.1 million. Furthermore, it appears that the tax authorities will honor the Company’s claims for substantially all of the IVA paid during 2009 and any future years. Amounts recorded as prepaid and refundable taxes in the consolidated financial statements represent the estimated recoverable payments made during 2009, 2010 and the three months ended March 31, 2011. Although the taxing authorities may reconsider claims filed for previous years, significant uncertainties regarding ultimate recovery preclude recognition of an asset for taxes paid in years prior to 2009.

Revenue Recognition: Sales of all metals products sold directly to the Company’s metals concentrate buyers, including by-product metals, are recorded as revenues when title and risk of loss transfer to the buyers (generally at the time shipment is delivered at buyers’ port) at estimated forward prices for the anticipated month of settlement. Due to the time elapsed between shipment and the final settlement with our buyers, we must estimate the prices at which sales of our metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement with the buyers.

Sales to the Company’s buyers are recorded net of charges by the buyer for treatment, refining, smelting losses, and other charges negotiated by the Company with the buyers. Charges are estimated upon shipment of concentrates based on contractual terms and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of concentrate.

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

Changes in the market price of metals significantly affect the Company’s revenues, results of operations, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company’s control, such as political and economic conditions, demand, forward-selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company’s revenue is derived from the sale of gold and silver, its earnings are directly related to the prices of these metals.

Concentration of Credit Risk: As of March 31, 2011, 84.1% of our total sales of metals concentrate and 84.1% of our mine gross profits were generated from sales to Consorcio, a Trafigura Group Company, and 15.9% of our total sales of metals concentrate were generated from sales to Beheer of Lucerne Switzerland, also a Trafigura Group Company.

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of its total sales of metals concentrate for the three months ended March 31, 2011.

The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangement with Consorcio or Beheer and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business.

In the event that our relationship with Consorcio or Beheer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our metals concentrate and by-product metals. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of depositing institutions mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Net Income (Loss) Per Share: Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities are converted into common shares. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three months ended March 31, 2010, the calculation excluded potential dilution of 3,500,000 shares of underlying exercisable stock options, because the effect would have been anti-dilutive.

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP and the impact on the Company. There are no new accounting standards for which adoption is expected to have a material effect on the Company’s financial statements in future accounting periods.

There were various accounting standard updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	Inventory

Inventories at March 31, 2011 and December 31, 2010 consist of the following (amounts in thousands):

	March 31, 2011	December 31, 2010
Ore stockpiles	$2,387	$1,825
Metal concentrates	1,597	15
Materials and supplies	3,766	1,223

Total current inventories	$7,750	$3,063

As of March 31, 2011 and December 31, 2010, the ore stockpiles inventories consisted of approximately 169,406 tonnes and 174,986 tonnes of ore, respectively, and were carried at cost. The stockpiled ore as of March 31, 2011 was mined from our underground mine and the stockpiled ore as of December 31, 2010 was primarily mined from our open pit mine. Ore from our underground mine is more costly to produce than ore from our open pit mine.

3.	Mineral Properties

The Company currently has an interest in five properties, the El Aguila Project, the El Rey property, the Las Margaritas property, the Solaga property, and the Alta Gracia property. The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property.

The El Aguila Project: Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana from a former consultant of the Company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. The Company has made periodic advance royalty payments under the lease totaling $260,000 and no further advance royalty payments are due. Subject to minimum exploration requirements, there is no expiration term for the lease. The Company may terminate the lease at any time upon written notice to the lessor and the lessor may terminate the lease if the Company fails to fulfill any of its obligations. The Company subsequently acquired two additional claims the El Chacal and the El Pilon claims, totaling 1,445 hectares, from the same former consultant who is entitled to receive a 2% royalty on future production.

The Company has filed for and received additional concessions for the El Aguila Project that total an additional 17,639 hectares. These additional concessions are not part of the concessions leased from a former consultant of the Company and bring the Company’s interest in the El Aguila Project to an aggregate of 20,055 hectares. The mineral concessions making up the El Aguila Project are located within the Mexican State of Oaxaca.

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

The Solaga Property: In February 2007, the Company leased a 100% interest in a property known as the Solaga property from an entity partially owned by a former consultant of the Company. The property totals 618 hectares and is located approximately 120 kilometers (75 miles) from the El Aguila Project. A dormant silver mine is located on the Solaga property, which was in production as recently as the 1980’s; however, the Company cannot estimate if or when the mine will reopen. The lease requires the Company to perform $25,000 in additional work and is subject to a 4% net smelter return royalty on any production. To date, the Company has conducted limited surface sampling, geologic mapping and has defined drill targets for a future exploration drill program.

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

As of March 31, 2011, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

4.	Property and Equipment

At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	March 31, 2011	December 31, 2010
	(in thousands)
Trucks and autos	$912	$835
Office building	1,737	1,737
Furniture and office equipment	1,624	1,506
Machinery and equipment	2,672	1,442

Subtotal	6,945	5,520
Accumulated depreciation	(815)	(671)

Total property and equipment, net	$6,130	$4,849

Depreciation expense for the three months ended March 31, 2011 and 2010 was $144,000 and $61,000, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

5.	Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to the reclamation, remediation, and closure costs for its El Aguila Project. The following table presents the changes in ARO for the three months ended March 31, 2011 and 2010.

	2011	2010
	(in thousands)
Balance as of January 1,	$2,495	$1,992
Reclamation costs	—	—
Revisions in previous estimates	—	—
Foreign currency translation	88	105
Accretion	21	17

Balance as of March 31,	$2,604	$2,114

6.	Shareholders’ Equity

On January 28, 2011, the Company paid $1.6 million related to a special cash dividend of $0.03 per common share declared on December 21, 2010 to its shareholders of record as of January 14, 2011.

On January 26, 2011, the Company declared a special cash dividend of $0.03 per common share to its shareholders of record which was paid on February 25, 2011 in the aggregate amount of $1.6 million.

On February 23, 2011, the Company declared a special cash dividend of $0.03 per common share to its shareholders of record which was paid on March 25, 2011 in the aggregate amount of $1.6 million.

On March 29, 2011, the Company declared a special cash dividend of $0.03 per common share to its shareholders of record which was paid on April 22, 2011 in the aggregate amount of $1.6 million.

No dividends were paid during the three months ended March 31, 2010.

7.	Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors which determines the terms pursuant to which any option is granted. The maximum number of common shares subject to grant under the Plan is 10 million.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The option pricing model requires the input of subjective assumptions which are based on several different criteria. Expected volatility is based on the historical price volatility of the Company’s common stock. The Company paid dividends during 2010 and 2011, which resulted in an expected dividend yield of approximately 3%. Based on historical experience, forfeitures and cancellations are not significant. The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” for “plain vanilla” options. Risk free interest rates are based on U.S. government obligations with a term approximating the expected life of the option.

The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the three months ended March 31, 2011 and 2010 was $1.4 million and $83,000, respectively. The estimated unrecognized compensation cost from unvested options as of March 31, 2011 was approximately $14.5 million, which is expected to be recognized over the remaining vesting period of 3.25 years. The estimated unrecognized compensation expense from unvested options as of March 31, 2010 was approximately $726,000, which was expected to be recognized over the remaining vesting periods, which range from 0.33 to 3.0 years.

Effective March 10, 2011, grants covering 60,000 shares of common stock were issued to an employee at an exercise price of $25.08 and a term of ten years. The options vest over a three year period. The grant date fair value was calculated as $879,000 ($14.656 per option) using the following assumptions: expected life of 10 years, stock price of $25.08 at date of grant, dividend yield of 3%, interest rate 3.37%, and volatility of 69%.

The weighted-average grant date fair value of options granted was $14.65 per option during the three months ended March 31, 2011 and $8.11 for the comparable period in 2010. The weighted average grant date fair value of options vested was $8.11 per option during 2011 and $2.51 per option during 2010.

The following table summarizes activity for compensatory stock options during the three months ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2011	4,860,000	$7.05	$108,608,000	3,500,000
Granted	60,000	$25.08	—	—
Exercised	—	—	—	—
Cancelled	(70,000)	$3.74	—	—

Outstanding, March 31, 2011	4,850,000	$7.32	$93,588,000	3,520,000

The following table summarizes information about outstanding compensatory stock options as of March 31, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25	1,400,000	2.8	$0.25	1,400,000	$0.25	$36,918,000
$3.40	1,000,000	6.9	$3.40	1,000,000	$3.40	$23,220,000
$3.95	1,000,000	8.0	$3.95	1,000,000	$3.95	$22,670,000
$10.10 - $26.10	1,390,000	9.5	$18.93	120,000	$13.64	$2,622,000
$25.08	60,000	9.9	$25.08	—	$—	$—

	4,850,000		$7.32	3,520,000	$2.65	$85,430,000

8.	Subsequent Events

On April 28, 2011, the Company declared a special cash dividend of $0.04 per common share to shareholders of record on May 13, 2011, and payable on or about May 20, 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of our operations for the three months ended March 31, 2011 and compares those results to the three months ended March 31, 2010. It also analyzes our financial condition at March 31, 2011 and compares it to our financial condition at December 31, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis, including the audited financial statements for the years ended December 31, 2010 and 2009 and footnotes, in our Form 10-K for the year ended December 31, 2010.

Overview

Business

For the three months ended March 31, 2011, we generated our highest revenues to date of $11.3 million and we recorded net income for the first time in our history, totaling $2.0 million from the El Aguila Project. These revenues were generated from sales of concentrate from both open pit ore and from the initial processing of the underground ore. In the months of January and February 2011, we processed open pit ore through the flotation mill, where gold was our main product and silver was considered a by-product. During March 2011, we transitioned our mill operations to processing the La Arista underground ore, where the precious metals gold and silver were our main product and the base metals lead, zinc and copper are considered by-products.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not yet demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our properties. Accordingly, as required by the SEC guidelines and U.S. GAAP for companies in the exploratory stage, substantially all of our expenditures to date, including construction of the mill, have been expensed and we expect to expense additional construction expenditures in 2011 related to the Phase II tailings dam construction and the underground mine development at the La Arista vein system. Therefore, most of our investment in mining properties and equipment does not appear as an asset on our balance sheet. Likewise, all expenditures for exploration and evaluation of our properties are expensed as incurred. Certain expenditures, such as expenses for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our accounting treatment as an exploration stage company regarding the classification of construction expenditures as an operating expense rather than as a capital expenditure, has caused us to report large losses during the last two years instead of building assets on the balance sheet. Although the majority of the capital expenditures for the El Aguila Project were completed during the last two years, we expect underground mine construction and tailings dam construction to continue in future years. In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we will report larger losses or lesser profits as a result of this ongoing construction which will be expensed instead of capitalized for accounting purposes.

We expect to remain as an exploration stage company for the foreseeable future, even though we have reached commercial production. We will not exit the exploration stage until we demonstrate the existence of proven or probable reserves that meet the SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.

Exploration of our properties accelerated beginning in late 2006 through 2008, but slowed down during the construction of the mill during 2009 and 2010. We anticipate that exploration will accelerate again in 2011. From inception (August 24, 1998) to March 31, 2011, we expensed approximately $29.7 million on the exploration and evaluation of our various properties, substantially all of which has been spent on the currently active properties known as El Aguila. In addition, we have expensed, from inception to March 31, 2011, approximately $57.0 million in design, engineering, and construction and production ramp up costs all of which apply to the El Aguila Project.

Other Recent Events

On April 20, 2011, the El Aguila Project experienced an anomalous storm that impacted the La Arista underground mine. The Company’s operations sustained some hail damage to automobiles and limited roof damage to various structures. However, in general, the mill remains unharmed and operational. The storm’s greatest impact was sustained to the Company’s La Arista underground mine, which experienced flooding of its lower levels along with some equipment damage. The cleanup is expected to last four weeks, after which time the mine development will continue. While we do not currently believe that our production will be impacted, we have no assurance that will be the case.

Results of Operations

The following table summarizes our results of operation for the three months ended March 31, 2011 compared to the three months ended March 31, 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Sales of metals concentrate	$11,280	$—
Mine cost of sales	2,437	—

Mine gross profit	8,843	—

General & administrative expenses (1)	1,735	816
Exploration expenses	512	1,216
Construction & development	3,066	4,446
Production start up expense, net	—	729
Stock based compensation (non-cash)	1,377	83

Total costs and expenses	6,690	7,290

Other income	6	4
Currency exchange (loss)	(152)	—
Interest income	26	21

Net income (loss)	$2,033	$(7,265)

(1)	Stock based compensation expense has been reclassified to a separate line item.

Revenue

During the three months ended March 31, 2011, we generated our highest revenues to date of $11.3 million, net of smelter charges, from the El Aguila Project. Revenues were generated from sales of metal concentrates from the El Aguila open pit mine and the La Arista underground mine. There were no comparable sales of precious metals or base metals in the equivalent period in 2010, as we only declared commercial production in July 2010. Our metal price averages during the first quarter of 2011 were $1,373 per gold ounce, $34 per silver ounce, $2,700 per tonne of lead and $2,318 per tonne of zinc. We did not produce a copper concentrate during the three months ended March 31, 2011 as we initially focused on the gold, silver, lead and zinc separation. We expect to add the copper separation in the second quarter of 2011.

Production

Our production was comprised of ore processed from our El Aguila open pit mine stockpiles and the La Arista underground mine stockpiles. For the months of January and February 2011, we processed open pit ore through our flotation mill, where gold was our main product and silver was considered a by-product. However, in the month of March, we transitioned to processing the La Arista underground ore, where the precious metals gold and silver were our main products and the base metals lead and zinc are considered by-products.

The underground ore that was stockpiled and processed through our flotation mill in the first quarter of 2011 came solely from the development work along the La Arista vein system. This development ore is diluted and therefore is a lower grade ore and considerably lower than what we expect to obtain from the La Arista vein system itself. We expect to begin the underground mine stoping of the targeted vein system in May 2011.

The recoveries of the metals from the La Arista underground ore in the flotation mill have been quite acceptable during the startup phase of our base metals flotation process. Based on our experience to date, we anticipate that eventual recoveries of 90% or more are possible to obtain for all metals with the zinc recovery rates possibly being slightly lower.

Below is a table of the key production statistics for our El Aguila open pit mine and the La Arista underground mine during the first quarter of 2011. There were no comparable production statistics in the equivalent period in 2010 as we were not in production during that period.

	El Aguila Open Pit Mine	La Arista Underground Mine	Totals
Production:
Tonnes Milled	46,409	15,023	—
Tonnes Milled Per Day	829	501	—
Average Gold Grade (g/t)	3.35	1.94	—
Average Silver Grade (g/t)	39	405	—
Average Lead Grade (%)	—	0.92	—
Average Zinc Grade (%)	—	1.92	—
Average Gold Recovery (%)	81	86	—
Average Silver Recovery (%)	75	89	—
Average Lead Recovery (%)	—	90	—
Average Zinc Recovery (%)	—	74	—

Ounces Sold:
Gold (ounces)	5,559	305	5,864
Equivalent Gold (ounces) from Silver (40:1 Ratio)	—	1,615	1,615

Total Gold Equivalent (ounces)	5,559	1,920	7,479

Silver (ounces) – By-product	58,747	—	58,747
Zinc (tonnes) – By-product	—	56.8	56.8
Lead (tonnes) - By-product	—	30.9	30.9

Mine gross profit. During the three months ended March 31, 2011, we produced 7,479 of gold equivalent ounces at a gold equivalent cash cost of $87 per ounce net of by-product credits. (See Non-GAAP Measures below.) The mine generated operating earnings (gross profit) of $8.8 million for the three months ended March 31, 2011. We continue efforts to optimize the underground ore through the flotation mill.

Net income (loss). For the three months ended March 31, 2011, we reported net income for the first time, which totaled $2.0 million, or $0.04 per share, compared to a net loss of $7.3 million or $0.15 per share for the three months ended March 31, 2010. The net income per share in the three months ended March 31, 2011 was driven by the fact that we generated revenue from the sale of precious metals or base metals in the period, compared to the previous year when we had not yet achieved commercial production.

Costs and expenses. Total costs and expenses during the three months ended March 31, 2011 were $6.7 million compared to $7.3 million during the comparable period of 2010, a decrease of $0.6 million, or 9.0%. This decrease in costs and expenses was primarily the result of our operations transitioning from construction-related activities to production activities, consistent with our plan of commercial production during 2011.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2011 increased $2.2 million, or 246.2%, from the same period of 2010. Of this $2.2 million increase, $1.2 million related to an increase in non-cash stock-based compensation expense, which increased to $1.4 million for the quarter ended March 31, 2011 compared to $83,000 in the comparable 2010 period. This increase in stock-based compensation expense was the result of having more options outstanding during the 2011 period. We use an option pricing model to estimate the value of stock options granted to officers, directors, employees and consultants. It is difficult to estimate the value of options that we grant. The options are subject to significant restrictions and cannot be purchased or sold on the open market. Therefore, there is no objective and independent valuation measurement for them. We use the Black-Scholes-Merton model, which requires considerable judgment selecting the subjective assumptions that are critical to the results produced by the model, to calculate the estimated fair value. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

The cash components of general and administrative expense, including salaries and benefits, professional fees, community relations, and travel, increased to $1.7 million during the three months ended March 31, 2011 from $0.8 million during the comparable period in 2010, an increase of $0.9 million, or 112.6%. We anticipate that some of these costs, such as the legal and accounting fees, will decrease but that community relations, travel and salaries and benefits will increase or remain the same now that we have commenced commercial production.

Exploration expenses. The property exploration expense component for the three months ended March 31, 2011 decreased 58% from the comparable period ended March 31, 2010, from $1.2 million to $0.5 million. This decrease is attributable to the fact that we directed our activities and funding towards optimizing production, while realizing a concurrent decrease in exploration activities. We expect to increase exploration activities and corresponding expenses during the remainder of 2011 as we ramp up our exploration programs.

Construction and development expenses. Construction and development expenses decreased $1.3 million, or 29.5%, during the three months ended March 31, 2011 to $3.1 million from $4.4 million for the comparable period in 2010. We have completed engineering and construction of the open pit mine and mill and have shifted our construction emphasis to Phase II of the tailings dam and the underground La Arista mine development.

Currency exchange gain (loss). While our reporting currency for financial statement purposes is the U.S. dollar, we primarily transact business in Mexican pesos due to the fact that our mining operations are located in Mexico. During the three months ended March 31, 2011, we recognized a loss on transactions settled in Mexican pesos of $152,000, compared to nil in the previous period.

Interest income. Interest income for the three months ended March 31, 2011 increased to $26,000 from $21,000 for the comparable period of 2010. The increase results from increased deposits in short term interest bearing accounts for both periods.

Currency translation adjustment. Because our mining operations use a functional currency of the Mexican peso and our reporting currency for financial statement purposes is the U.S. dollar, changes in the rate of currency exchange between the Mexican peso and the U.S. dollar create translation gains and losses on unsettled transactions. These translation gains and losses are reported as a component of other comprehensive income. For the three months ended March 31, 2011 and 2010, we recorded currency translation gain of $0.5 million and $0.3 million, respectively, as the value of the Mexican peso rose against the U.S. dollar.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP, as well as some non-U.S. GAAP (“non-GAAP”) performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. We use cash operating cost per gold ounce or gold equivalent ounce, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. Accordingly, these measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. We have defined the non-GAAP measures below and reconciled them to reported U.S. GAAP measures.

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

Unit costs

The following summary of our cash operating costs for the three months ended March 31, 2011 was calculated in accordance with the Gold Institute Production Cost Standard and begins with our mine cost of sales in accordance with U.S. GAAP as noted below:

Three Months Ended March 31, 2011
(In thousands, except gold equivalent ounces and per gold equivalent ounce)
Gold equivalent ounces produced	7,479

Cost of sales - production costs	$2,437
Treatment charges	658
By-product credits	(1,895)
Depreciation costs	(64)
Accretion costs	(21)
Royalties	(464)

Cash operating cost	$651

Cash operating cost per gold equivalent ounce	$87

Liquidity and Capital Resources

As of March 31, 2011, we had working capital of $49.1 million, consisting of current assets of $56.3 million and current liabilities of $7.2 million. This represents a decrease of $2.1 million from the working capital balance of $51.2 million as of December 31, 2010. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our production, exploration and construction activities and other operating expenses.

We have historically relied on equity financings to fund our operations. From inception through March 31, 2011, we received $163.2 million in cash, services, and other consideration through issuance of our common stock. As of March 31, 2011, we did not have any outstanding debt.

Our most significant expenditures for the remainder of 2011 are expected to be costs associated with the second phase of our tailings facility, optimization of commercial production at our mill facility, the continued construction of the underground mine and further exploration of our properties. We also continue to incur operating expenses approximating $600,000 per month for salaries and benefits (exclusive of non-cash stock-based compensation), professional fees, community relations, investor relations, travel and other overhead expenses at our Colorado executive offices and Oaxaca mining locations.

The balance of cash and equivalents as of March 31, 2011 decreased to $37.9 million from $47.6 million as of December 31, 2010, a net decrease in cash of $9.7 million. The decrease was primarily the result of cash used to fund operating activities and the cash payment of dividends declared in December 2010, and January and February 2011.

Net cash used in operating activities was $3.6 million during the three months ended March 31, 2011 compared to $9.7 million during the comparable period in 2010, a decrease of $6.1 million. Our use of operating cash during the 2010 period has shifted from construction activities to production activities consistent with our plan to continue commercial production during 2011.

Net cash used in investing activities for the three months ended March 31, 2011 was $1.4 million, compared to net cash provided by investing activities of $1.5 million for the three months ended March 31, 2010. Cash used in investing activities during the three months ended March 31, 2011 were the result of equipment purchases in our exploration, construction and development activities. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities. Much of the cash provided by our investing activities during the 2010 period came from the release of restricted cash, the use of which had previously been specifically designated for exploration, construction and development activities.

Net cash used in financing activities for the three months ended March 31, 2011 was $4.8 million, consisting of dividends paid during the period. During the comparable period in 2010, cash provided by financing activities was $5.2 million, consisting of proceeds from the sale of common shares.

Other Corporate Matters

During the first quarter of 2011, we made dividend payments totaling $0.09 per common share in three installments to our shareholders of record as follows:

Date Declared	Date of Record	Date Paid	Special Cash Dividend Per Common Share	Aggregate Amounts Paid During the Three Months Ended March 31, 2011
December 21, 2010	January 14, 2011	January 28, 2011	$0.03	$1.6 million
January 26, 2011	February 14, 2011	February 25, 2011	$0.03	$1.6 million
February 23, 2011	March 18, 2011	March 25, 2011	$0.03	$1.6 million
March 29, 2011	April 15, 2011	April 22, 2011	$0.03	—
April 28, 2011	May 13, 2011	May 20, 2011	$0.04	—

			Total	$4.8 million

We have declared special cash dividends four times in 2011 for a total of $0.13 per share.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since December 31, 2010.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•	decisions of foreign countries and banks within those countries;

•	unexpected changes in business and economic conditions, including the rate of inflation;

•	changes in interest rates and currency exchange rates;

•	timing and amount of production, if any;

•	technological changes in the mining industry;

•	our costs;

•	changes in exploration and overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future feasibility studies;

•	the level of demand for our products;

•	changes in our business strategy, plans and goals;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of mineralized material estimates and timing of development expenditures; and

•	commodity price fluctuations.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks includes, but is not limited to, the following risks: changes in commodity prices, foreign currency exchange rates, changes in interest rates and equity price risks. We do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

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

Equity Price Risk

We have, in the past, sought and may, in the future, seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

ITEM 4:	Controls and Procedures

(a) During the fiscal period covered by this report, our management, with the participation of the Principal Executive Officer and Principal Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6:	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: May 10, 2011		/s/ William W. Reid
	By:	William W. Reid,
Principal Executive Officer and Principal Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid.