Form 10-Q
period 2011-06-30
GOLD RESOURCE CORP
filed 2011-08-09
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,998,303 shares of common stock outstanding as of August 8, 2011.

GOLD RESOURCE CORPORATION

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,098	$47,582
Accounts receivable	2,596	1,185
Inventories	5,574	3,063
Refundable IVA taxes	8,204	5,678
Prepaid expenses	515	170
Other current assets	7	9

Total current assets	58,994	57,687

Land and mineral rights	227	227
Property and equipment, net	7,607	4,849
Other assets	76	34

Total assets	$66,904	$62,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,650	$2,449
Accrued expenses	256	777
IVA and other taxes payable	5,996	1,640
Income tax payable	1,056	—
Dividends payable	2,120	1,590

Total current liabilities	13,078	6,456

Asset retirement obligation	2,657	2,495

Shareholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized: 52,998,303 shares issued and outstanding,	53	53
Additional paid-in capital	144,212	152,444
(Deficit) accumulated during the exploration stage	(92,720)	(97,891)
Accumulated other comprehensive income (loss):
Currency translation adjustment	(376)	(760)

Total shareholders’ equity	51,169	53,846

Total liabilities and shareholders’ equity	$66,904	$62,797

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended June 30, 2011 and 2010

(U.S. dollars in thousands, except shares and per share amounts)

(Unaudited)

	2011	2010
Sales of metal concentrate, net	$20,664	$—

Mine cost of sales:
Production costs applicable to sales	3,387	—
Depreciation, depletion, amortization	79	—
Accretion	22	—

Total mine cost of sales	3,488	—

Mine gross profit	17,176	—

Costs and expenses:
General and administrative (includes $1,521 in 2011 and $421 in 2010 of non-cash stock-based compensation)	3,403	1,441
Exploration expenses	1,024	1,071
Construction and development	6,025	3,829
Production start-up expense, net	—	(520)
Management contract - US Gold, related party	—	—

Total costs and expenses	10,452	5,821

Operating income (loss)	6,724	(5,821)

Other income (expense):
Other income (expense)	(9)	—
Currency exchange gain (loss)	(32)	—
Interest income	18	9

Total other income (expense)	(23)	9

Income (loss) before income taxes	6,701	(5,812)
Income tax expense	(1,806)	—

Net income (loss) before extraordinary item	4,895	(5,812)

Extraordinary item:
Flood loss, net of income tax benefit of $750, (see note 9)	(1,756)	—

Net income (loss)	3,139	(5,812)

Other comprehensive income:
Currency translation adjustment	(80)	(248)

Net comprehensive income (loss)	$3,059	$(6,060)

Net income (loss) per common share:
Basic:
Net income (loss) before extraordinary item	$0.09	$(0.12)
Extraordinary item	(0.03)	—

Net income (loss)	$0.06	$(0.12)

Diluted:
Net income (loss) before extraordinary item	$0.09	$(0.12)
Extraordinary item	(0.03)	—

Net income (loss)	$0.06	$(0.12)

Weighted average shares outstanding:
Basic	52,998,303	49,011,275

Diluted	56,545,865	49,011,275

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the six months ended June 30, 2011 and 2010

and for the period from Inception (August 24, 1998) to June 30, 2011

(U.S. dollars in thousands, except shares and per share amounts)

(Unaudited)

	2011	2010	Inception (August 24, 1998) to June 30, 2011
Sales of metal concentrate, net	$31,944	$—	$46,698
Mine cost of sales:

Production costs applicable to sales	5,739	—	10,460
Depreciation, depletion, amortization	143	—	309
Accretion	43	—	111

Total mine cost of sales	5,925	—	10,880

Mine gross profit	26,019	—	35,818

Costs and expenses:
General and administrative (includes $2,898 in 2011 and $503 in 2010 of non-cash stock-based compensation)	6,516	2,340	30,598
Exploration expenses	1,535	2,286	30,713
Construction and development	9,091	8,276	63,021
Production start-up expense, net	—	209	209
Management contract - US Gold, related party	—	—	752

Total costs and expenses	17,142	13,111	125,293

Operating income (loss)	8,877	(13,111)	(89,475)

Other income (expense):
Other income (expense)	(4)	—	(8)
Currency exchange gain (loss)	(184)	—	(514)
Interest income	44	34	839

Total other income (expense)	(144)	34	317

Income (loss) before income taxes	8,733	(13,077)	(89,158)
Income tax expense	(1,806)	—	(1,806)

Net income (loss) before extraordinary item	6,927	(13,077)	(90,964)
Extraordinary item:
Flood loss, net of income tax benefit of $750, (see note 9)	(1,756)	—	(1,756)

Net income (loss)	5,171	(13,077)	(92,720)

Other comprehensive income:
Currency translation adjustment	384	37	(376)

Net comprehensive income (loss)	$5,555	$(13,040)	$(93,096)

Net income (loss) per common share:
Basic:
Net income (loss) before extraordinary item	$0.13	$(0.27)
Extraordinary item	(0.03)	—

Net income (loss)	$0.10	$(0.27)

Diluted:
Net income (loss) before extraordinary item	$0.12	$(0.27)
Extraordinary item	(0.03)	—

Net income (loss)	$0.09	$(0.27)

Weighted average shares outstanding:
Basic	52,998,303	48,634,539

Diluted	56,530,421	48,634,539

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2011 and 2010

and for the period from Inception (August 24, 1998) to June 30, 2011

(U.S. dollars in thousands, except shares)

(Unaudited)

	2011	2010	Inception (August 24, 1998) to June 30, 2011
Cash flows from operating activities:
Net income (loss)	$5,171	$(13,077)	$(92,720)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	330	187	1,018
Accretion expense	43	34	111
Asset retirement obligation	—	—	2,307
Stock compensation	2,898	503	12,379
Management fee paid in stock	—	—	392
Related party payable paid in stock	—	—	320
Foreign currency translation adjustment	384	38	(376)
Loss on disposal of asset	—	—	4
Issuance cost forgiven	—	—	25
Changes in operating assets and liabilities:
Accounts receivable	(1,411)	(293)	(2,596)
Inventories	(2,511)	(2,449)	(5,574)
Refundable IVA taxes	(2,526)	(1,563)	(8,204)
Prepaid expenses	(345)	—	(515)
Other current assets	2	(309)	(7)
Accounts payable	1,201	529	3,650
Accrued expenses	(521)	412	(256)
IVA and other taxes payable	4,356	(47)	5,996
Income tax payable	1,056	—	1,056
Dividends payable	530	—	2,120
Other assets	(42)	(4)	(79)

Total adjustments	3,444	(2,962)	12,283

Net cash provided by (used in) operating activities	8,615	(16,039)	(80,437)

Cash flows from investing activities:
Capital expenditures	(3,089)	(389)	(9,088)
Restricted cash	—	3,695	—

Net cash (used in) provided by investing activities	(3,089)	3,306	(9,088)

Cash flows from financing activities:
Proceeds from sales of stock	—	11,404	150,633
Proceeds from exercise of stock options	—	—	427
Proceeds from debentures - founders	—	—	50
Dividends	(11,130)	—	(20,460)
Proceeds from exploration funding agreement - Canyon Resources	—	—	500

Net cash (used in) provided by financing activities	(11,130)	11,404	131,150

Effect of exchange rates on cash and equivalents	120	(32)	473

Net increase (decrease) in cash and equivalents	(5,484)	(1,361)	42,098
Cash and equivalents at beginning of period	47,582	6,752	—

Cash and equivalents at end of period	$42,098	$5,391	$42,098

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into common stock	$—	$—	$500

Conversion of founders debentures into common stock	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company was initially engaged solely in the exploration for precious and base metals in Mexico. In July 2010, the Company emerged as a producer of gold and silver metals concentrates and base metal concentrates.

Significant Accounting Policies

Exploration Stage Company: Despite the fact that the Company commenced production in July 2010, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves as defined by the SEC at its El Aguila Project in Oaxaca, Mexico or any of its properties. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of its properties are expensed as incurred and, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction will continue to be expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. The Company expects to remain as an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet the SEC guidelines.

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

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto including the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010. Unless otherwise noted, the footnotes to financial statements are substantially the same as the footnotes accompanying the audited financial statements contained in the Company’s Form 10-K.

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves; ore and concentrate inventories; obligations for environmental, reclamation, and closure matters; estimates related to asset impairments of long lived assets and investments; classification of expenditures as either an asset or an expense; stock-based compensation expenses; valuation of deferred tax assets; and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Cash and Cash Equivalents: Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost, which approximates fair value.

Accounts Receivable: Accounts receivable consist of trade receivables from metal concentrate sales. As of June 30, 2011, 100% of the Company’s total accounts receivable related to sales to Consorcio Minero de Mexico Cormin Mex, S.A. de C.V. (“Consorcio”), a Trafigura Group Company.

Inventories: Inventories consist of ore stockpile, metal concentrates and materials and supplies inventories:

Ore Stockpile Inventories: Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne. Ore stockpile inventories are carried at the lower of average cost or net realizable value. The current portion of ore stockpile inventories is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term. At June 30, 2011, all ore stockpile inventories were classified as current.

Metal Concentrates Inventories: Concentrates inventories include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Inventories are valued at the lower of full cost of production or net realizable value based on current metals prices. Inventories consist of gold, silver, lead, zinc and copper metal concentrates.

Net realizable value: Net realizable value of ore stockpile and metals concentrates inventories represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Write-downs of ore stockpiles and concentrate inventories resulting from net realizable value impairments are reported as a component of production costs applicable to sales. There were no write-downs of inventories recognized in the six months ended June 30, 2011 or 2010.

Materials and Supplies Inventories: Materials and supplies inventories are valued at the lower of average cost. Cost includes applicable taxes and freight. Inventories consist of chemical reagents, parts, fuels, and other materials and supplies.

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

As of June 30, 2011, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves since the Company has not yet demonstrated the existence of proven or probable reserves at its El Aguila Project in Oaxaca, Mexico or any of its properties.

Fair Value of Financial Instruments: ASC 825, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2011.

The respective carrying value of certain on-balance-sheet financial instruments approximates their fair values. These financial instruments include cash and cash equivalents, accounts receivable, refundable IVA taxes, prepaid expenses, accounts payable, accrued expenses, taxes payable and accrued dividends payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value or they are receivable or payable on demand.

Refundable IVA Taxes: In Mexico, value added taxes (IVA) are assessed on purchases of materials and services. Businesses are generally entitled to recover the taxes they have paid, either as a refund or as a credit against future taxes payable. For the period from inception through 2008, substantially all of the Company’s refund claims were initially denied by the tax authorities. Accordingly, the Company provided a full valuation allowance for potentially refundable IVA. During 2009, the Company was successful in establishing the validity of its claims and received IVA refunds in the amount of $1.1 million. Furthermore, it appears that the tax authorities will honor the Company’s claims for substantially all of the IVA paid during 2009 and any future years. Amounts recorded as prepaid and refundable taxes in the consolidated financial statements represent the estimated recoverable payments made during 2009, 2010 and the six months ended June 30, 2011. Although the taxing authorities may reconsider claims filed for previous years, significant uncertainties regarding ultimate recovery preclude recognition of an asset for taxes paid in years prior to 2009.

Revenue Recognition: Sales of all metals products sold directly to the Company’s metals concentrate buyers, including by-product metals, are recorded as revenue when title and risk of loss transfer to the buyers (generally at the time shipment is delivered at buyers’ port) at estimated forward prices for the anticipated month of settlement. Due to the time elapsed between shipment and the final settlement with the Company’s buyers, it must estimate the prices at which sales of the metals will be settled. Previously recorded sales are adjusted to estimated settlement metals prices until final settlement with the buyers.

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

Changes in metals prices on the London Bullion Market between shipment and final settlement will result in adjustments to revenue related to sales of concentrate previously recorded upon shipment. Concentrate sales are based on a provisional sales price containing an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

Changes in the market price of metals significantly affect the Company’s revenue, results of operations, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company’s control, such as political and economic conditions, demand, forward-selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company’s revenue is derived from the sale of gold and silver, its earnings are directly related to the prices of these metals.

Concentration of Credit Risk: For the three months ended June 30, 2011, 100% of the total sales of the Company’s metals concentrate were generated from sales to Consorcio. For the six months ended June 30, 2011, 95.2% of the Company’s total sales of metals concentrate were generated from sales to Consorcio and the remaining 4.8% of sales were made to Trafigura Beheer, B.V. (“Beheer”), also a Trafigura Group Company. There were no sales of metals concentrate during the comparable three and six month periods of 2010 as the Company began commercial production July 1, 2010.

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of its total sales of metals concentrate for the three and six months ended June 30, 2011.

The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangement with Consorcio or Beheer and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business.

In the event that the Company’s relationship with Consorcio or Beheer is interrupted for any reason, the Company believes it would be able to locate another entity to purchase its metals concentrate and by-product metals. However, any interruption could temporarily disrupt the sale of the Company’s principal products and adversely affect its operating results.

The Company’s operating cash balances are maintained in domestic accounts that currently exceed federally insured limits and Mexican accounts that are not insured. The Company believes that the financial strength of depositing institutions mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common shares. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the six months ended June 30, 2011, the calculation included potential dilution of 3.5 million shares underlying exercisable stock options.

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP on the Company. The following are recent accounting pronouncements being evaluated by the Company:

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

2.	Inventory

Inventories at June 30, 2011 and December 31, 2010 consist of the following (amounts in thousands):

	June 30, 2011	December 31, 2010
Ore stockpiles	$2,196	$1,825
Metal concentrates	1,227	15
Materials and supplies	2,151	1,223

Total	$5,574	$3,063

As of June 30, 2011 and December 31, 2010, the ore stockpiles inventories consisted of approximately 161,512 tonnes and 174,986 tonnes of ore, respectively, and were carried at cost. The stockpiled ore as of June 30, 2011 and December 31, 2010 consisted of ore from the underground mine and the open pit mine. Ore from the underground mine is more costly to produce than ore from the open pit mine.

3.	Mineral Properties

The Company currently has an interest in six properties, the El Aguila Project, the El Rey property, the Las Margaritas property, the Solaga property, the Alta Gracia property and the El Chamizo property. The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property.

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

The El Rey Property: The Company has acquired claims in another area in the state of Oaxaca by filing concessions under the Mexican mining laws, referred to by the Company as the El Rey property. These concessions total 892 hectares and are subject to a 2% royalty on production payable to a former consultant of the Company. The Company has conducted minimal exploration and drilling on this property and is evaluating additional exploration which may include an underground drill program utilizing existing historic workings.

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

The Alta Gracia Property: In August 2009, the Company acquired claims adjacent to the Las Margaritas property in the Alta Gracia mining district by filing concessions under the Mexican mining laws. The Company refers to this property as the Alta Gracia property. These concessions are comprised of three mining claims, the David 1, the David 2 and La Hurradura. The concessions total 5,175 hectares. The Company has conducted limited surface sampling, geologic mapping and defined drill targets for additional exploration programs.

The El Chamizo Property: In June 2011, the Company acquired an additional property between the El Rey property and Alta Gracia property by staking mineral claims consisting of approximately 26,386 hectares (101 square miles) which it refers to as the “El Chamizo” property. With the acquisition of El Chamizo, the Company has extended its land position along what is known as the San Jose structural corridor to 48 kilometers. There has been no exploration activity at El Chamizo to date.

As of June 30, 2011, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves. Accordingly, no construction and development expenditures have been capitalized on the Company’s consolidated balance sheets.

4.	Property and Equipment

At June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	June 30, 2011	December 31, 2010
	(in thousands)
Trucks and autos	$910	$835
Office building	1,737	1,737
Furniture and office equipment	1,673	1,506
Machinery and equipment	4,288	1,442

Subtotal	8,608	5,520
Accumulated depreciation	(1,001)	(671)

Total property and equipment, net	$7,607	$4,849

Depreciation expense for the three and six months ended June 30, 2011 was $186,000 and $330,000, respectively. Depreciation expense for the three and six months ended June 30, 2010 was $61,000 and $187,000, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

5.	Income Taxes

The Company files income taxes on an entity basis and thus Gold Resource Corporation (“U.S. Operations”) files as a U.S. corporation and both Don David Gold and Golden Trump Resources (collectively “Mexico Operations”) file as Mexican corporations.

The provision for income taxes consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Current taxes:
Income tax expense	$1,806	$—	$1,806	$—
Extraordinary item income tax benefit	(750)	—	(750)	—

Total current taxes	1,056	—	1,056	—
Deferred taxes:
U.S. Operations	(704)	(797)	(1,498)	(1,619)
Mexico Operations	705	(1,118)	1,936	(2,654)

Total deferred taxes	1	(1,915)	438	(4,273)
Change in valuation allowance	(1)	1,915	(438)	4,273

Total taxes	$1,056	$0	$1,056	$0

During the three and six months ended June 30, 2011, our Mexican subsidiary, Don David Gold incurred a current income tax liability of $1.1 million, which reflects the Mexico income tax on the taxable income after the utilization of the previously existing net operating loss carry-forward of approximately $7.5 million.

Deferred tax assets and liabilities are determined on an entity basis based on the differences between the financial statement and tax basis of assets and liabilities using the U.S. and Mexico enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently, or in future years, related to cumulative temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s balance sheet. These items are generally deductible for tax purposes in different periods and in different amounts than the expense recognized for financial reporting purposes. The measurement of deferred tax assets has been reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. The principal differences between the net income (loss) reported for financial reporting purposes and the taxable income (loss) reported for tax purposes is:

•	U.S. Operations – principally stock based compensation expenses

•	Mexico Operations – principally certain expenditures for property and equipment which are capitalized and amortized for tax purposes, but are expensed for financial reporting purposes.

At this time, the Company is unable to determine if it will be able to benefit from its deferred tax asset. There are limitations on the utilization of net operating loss carry-forwards, including a requirement that losses be offset against future taxable income, if any. In addition, there are limitations imposed by certain transactions which are deemed to be ownership changes. Accordingly, a valuation allowance has been established for the entire deferred tax asset. The change in the valuation allowance was a reduction of approximately $425,000 during the six months ended June 30, 2011.

The net deferred long-term tax assets and liabilities include the following and have been fully reserved for by the Company due to the uncertainty of realizing the assets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets are presented below:

	June 30, 2011	December 31, 2010
	(in thousands)
Tax loss carry-forward:
U.S. Operations	$7,755	$7,399
Mexico Operations	21,563	23,900
Property and equipment	1,401	1,378
Stock-based compensation	1,625	516
Intercompany currency exchange	423	—

Subtotal	32,767	33,193
Valuation allowance	(32,767)	(33,193)

Total	$0	$0

A reconciliation of taxes reported at the Company’s effective tax rate and the U.S. federal statutory tax rate of 35% is comprised of the following components:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Tax at statutory rates	$1,469	$(2,034)	$2,180	$(4,577)
Increase (reduction) in taxes due to:
U.S. Operations – state income tax impact	(60)	(68)	(127)	(138)
Mexico Operations – tax rate impact	(352)	187	(559)	442

Total increase (reduction) in taxes	1,057	(1,915)	1,494	(4,273)
Change in valuation allowance	(1)	1,915	(438)	4,273

	$1,056	$0	$1,056	$0

6.	Asset Retirement Obligations

The Company’s asset retirement obligations (“ARO”) relate to the reclamation, remediation, and closure costs for its El Aguila Project. The following table presents the changes in ARO for the six months ended June 30, 2011 and year ended December 31, 2010.

	2011	2010
	(in thousands)
Balance as of January 1,	$2,495	$1,992
Reclamation costs	—	—
Revisions in previous estimates	—	315
Foreign currency translation	120	120
Accretion	42	68

Balance	$2,657	$2,495

7.	Shareholders’ Equity

The Company had the following dividend activity during the six months ended June 30 2011:

Date Declared	Date of Record	Date Paid	Special Cash Dividend Per Common Share	Aggregate Amounts Paid During the Six Months Ended June 30, 2011
December 21, 2010	January 14, 2011	January 28, 2011	$0.03	$1.6 million
January 26, 2011	February 14, 2011	February 25, 2011	$0.03	$1.6 million
February 23, 2011	March 18, 2011	March 25, 2011	$0.03	$1.6 million
March 29, 2011	April 15, 2011	April 22, 2011	$0.03	$1.6 million
April 28, 2011	May 13, 2011	May 20, 2011	$0.04	$2.1 million
May 26, 2011	June 13, 2011	June 17, 2011	$0.04	$2.1 million
June 27, 2011	July 11, 2011	July 22, 2011	$0.04	—

No dividends were paid during the six months ended June 30, 2010.

Subsequent to June 30, 2011, the Company declared a special cash dividend of $0.04 per common share, as described in Note 10.

8.	Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors, which determines the terms pursuant to which any option is granted. The maximum number of common shares subject to grant under the Plan is 10 million.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The option pricing model requires the input of subjective assumptions, including expected volatility, dividend yield, estimated forfeitures and cancellations, expected life and the risk-free interest rates at the time of grant. Expected volatility is based on the historical price volatility of the Company’s common stock. The Company paid dividends during 2010 and 2011. Based on historical experience, forfeitures and cancellations are not significant. The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” for “plain vanilla” options. Risk-free interest rates are based on U.S. government obligations with a term approximating the expected life of the option.

The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the three months ended June 30, 2011 and 2010 was $1.5 million and $421,000, respectively. Total non-cash compensation expense related to stock options included in general and administrative expense for the six months ended June 30, 2011 and 2010 was $2.9 million and $503,000, respectively. The estimated unrecognized compensation cost from unvested options as of June 30, 2011 was approximately $17.2 million, which is expected to be recognized over the remaining vesting periods, up to 3.5 years. The estimated unrecognized compensation expense from unvested options as of June 30, 2010 was approximately $626,000, which was expected to be recognized over the remaining vesting periods, up to 3.0 years.

Effective March 10, 2011, grants totaling 60,000 shares of common stock were issued to an employee at an exercise price of $25.08 and a term of ten years. The options vest over a three year period. The grant date fair value was calculated as $915,000 (approximately $15.25 per option) using the following assumptions: an expected life of 10 years, a stock price of $25.08 at the date of grant, a dividend yield of 2%, a risk-free interest rate of 3.37%, and volatility of 68.6%.

Effective June 1, 2011, grants totaling 250,000 shares of common stock were issued to an employee at an exercise price of $27.95 and a term of ten years. The options vest over a three year period. The grant date fair value was calculated as $4.2 million (approximately $16.65 per option) using the following assumptions: an expected life of 10 years, a stock price of $27.95 at the date of grant, a dividend yield of 2%, a risk-free interest rate of 2.96%, and volatility of 67.6%.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2011 was $16.38 per option and $8.11 per option for the comparable period in 2010. The weighted average grant date fair value of options vested as of June 30, 2011 and 2010 was $1.69 per option and $2.41 per option, respectively.

The following table summarizes activity for compensatory stock options during the six months ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares Exercisable
Outstanding, January 1, 2011	4,860,000	$7.05	$108,608,000	3,500,000
Granted	310,000	$27.39	—	—
Exercised	—	—	—	—
Cancelled	(70,000)	$3.74	—	—

Outstanding, June 30, 2011	5,100,000	$8.33	$85,962,300	3,520,000

The following table summarizes information about outstanding compensatory stock options as of June 30, 2011:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Shares	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.25	1,400,000	2.5	$0.25	1,400,000	$0.25	$34,552,000
$3.40	1,000,000	6.7	$3.40	1,000,000	$3.40	$21,530,000
$3.95	1,000,000	7.8	$3.95	1,000,000	$3.95	$20,980,000
$10.10 - $26.10	1,390,000	9.3	$18.93	120,000	$13.64	$1,354,600
$25.08 - $27.95	310,000	9.9	$27.39	—	$—	$—

	5,100,000		$7.32	3,520,000	$2.65	$78,416,600

9.	Extraordinary Item - Flood

On April 20, 2011, the El Aguila Project experienced an anomalous rain and hail storm that was unusual and infrequent to the area which flooded the La Arista underground mine and damaged existing roads, buildings and equipment. As a result, the Company experienced a loss of $2.5 million, for which it recorded an extraordinary loss of $1.8 million, net of a $750,000 income tax benefit, for the three and six months ended June 30, 2011.

10.	Subsequent Events

On July 1, 2011, the Company granted stock options to an employee to purchase 30,000 shares of common stock at a price of $24.10 per share. The options vest in equal installments over a three year period from the date of grant and expire ten years from the date of grant.

On July 25, 2011, the Company declared a special cash dividend of $0.04 per common share to shareholders of record on August 11, 2011, and payable on or about August 23, 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of our operations for the three and six months ended June 30, 2011 and compares those results to the three and six months ended June 30, 2010. It also analyzes our financial condition at June 30, 2011 and compares it to our financial condition at December 31, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2010 and 2009 and footnotes contained in our Form 10-K for the year ended December 31, 2010.

The discussion also presents certain metrics that are important to management in its evaluation of our operating results and which are used by management to compare our performance with peer group mining companies and relied on as part of management’s decision-making process. Management believes these metrics may also be important to investors in evaluating our performance.

Overview

Business

Gold Resource Corporation is a mining company that pursues gold and silver projects that feature low operating costs and produce high returns on capital and is focused on mineral production at our El Aguila Project in Oaxaca, Mexico. We began commercial production of metal concentrates in July 2010. Our concentrates contain our primary metal products of gold and silver and also contain copper, lead and zinc, which we consider by-products. For the three months ended June 30, 2011, the sale of our metal concentrates generated revenues of $20.7 million, our highest quarterly revenue since inception, mine gross profit of $17.2 million and we recorded net income totaling $3.1 million. For the six months ended June 30, 2011, we recorded revenues of $31.9 million, mine gross profit of $26.0 million and net income of $5.2 million.

As discussed in more detail below, the El Aguila Project encountered an anomalous storm event during April 2011 which negatively impacted our targeted production levels for the period ended June 30, 2011. Mineral production during the month of June began to return to expected levels and we achieved an annualized run rate during that month of approximately 80,000 ounces precious metals gold equivalent (AuEq). We are targeting a similar run rate for the balance of 2011, resulting in production targets for the third quarter and the fourth quarter of 20,000 ounces AuEq each. This results in a new production target for 2011 of 60,000 to 70,000 ounces AuEq, a decrease from our initial target of 90,000 ounces AuEq. However, there is no assurance that we will reach that target.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our properties. Accordingly, as required by the SEC guidelines (see Note 1 to the Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our expenditures to date, including construction of the mill and mines, have been expensed. We expect to expense additional construction and development expenditures in 2011 related to the La Arista underground mine. Therefore, most of our investment in mining properties and mill equipment appears as an expense in our statement of operations and does not appear as an asset on our balance sheet. All expenditures for exploration and evaluation of our properties are expensed as incurred. Certain expenditures, such as expenses for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our accounting treatment as an exploration stage company regarding the classification of construction and development expenditures as an operating expense rather than as a capital expenditure, has caused us to report large losses during the last two years instead of building assets on the balance sheet. Additionally, we will not have a corresponding depreciation expense for these costs going forward since they are expensed as incurred rather than capitalized. Although the majority of the capital expenditures for the El Aguila Project were completed during the last two years, we expect underground mine construction to continue in future years. In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report larger losses or lesser profits as a result of this ongoing construction, which will be expensed instead of capitalized for accounting purposes.

We expect to remain as an exploration stage company for the foreseeable future, even though we have reached commercial production. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet the SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.

Exploration Activities

We continue to drill and conduct additional exploration at the La Arista underground mine to further delineate the vein system. Other exploration activities consist of drilling on the balance of the El Aguila property to generate new targets. At the El Rey property we are conducting further exploration from underground by draining and refurbishing an existing shaft to sink it further to enable us to explore the previously drilled veins by drifting, crosscutting and establishing underground drill stations. We will be test mining some of the veins and generating bulk samples for metallurgical testing purposes. We are also exploring and testing at the Alta Gracia property by drilling from the surface and driving drifts and crosscuts into exposed veins.

Other Events

On April 20, 2011, the El Aguila Project experienced an anomalous storm that was unusual and infrequent to the area and impacted the La Arista underground mine. The Company’s operations sustained some hail damage to automobiles and limited roof damage to various structures and experienced some electrical system issues which caused the large ball mill to become non-operational for a short period of time. The storm had a significant impact at the La Arista underground mine, which experienced flooding of its lower levels along with some equipment damage. The cleanup was completed in June 2011 and mine development continues.

As a result of the storm damage and subsequent cleanup, production and expenses for April and May were negatively impacted. The cleanup delayed mining for approximately six weeks and we were unable to continue mining the underground stopes during this time. We also processed fewer tons of ore using the small ball mill and the ore that was processed was primarily stockpiled underground ore which we rationed since the underground mine was not operational. We supplemented approximately 20% of the mill throughput using stockpiled open pit ore, which is typically lower in overall grade than the underground ore. We incurred one-time costs and expenses resulting in an extraordinary loss totaling $2.5 million related to the mine cleanup, repair and/or replacement of items. We have submitted a claim to our insurance carrier and are awaiting a determination if we will be reimbursed for any or all of these items.

In June 2011, we acquired a sixth property, which we refer to as the “El Chamizo” property, located between the El Rey property and Alta Gracia property by staking mineral claims consisting of approximately 26,386 hectares (101 square miles). With the acquisition of El Chamizo, we have extended our land position along what is known as the San Jose structural corridor to 48 kilometers. There has been no exploration activity at El Chamizo to date.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Sales of metals concentrate, net	$20,664	$—	$31,944	$—
Mine cost of sales	3,488	—	5,925	—

Mine gross profit	17,176	—	26,019	—

General & administrative expenses (1)	1,882	1,020	3,618	1,837
Stock based compensation (non-cash)	1,521	421	2,898	503
Exploration expenses	1,024	1,071	1,535	2,286
Construction & development	6,025	3,829	9,091	8,276
Production start-up expense, net	—	(520)	—	209

Total costs and expenses	10,452	5,821	17,142	13,111

Other income (expense)	(23)	9	(144)	34

Income (loss) before income taxes	6,701	(5,812)	8,733	(13,077)
Income tax expense	(1,806)	—	(1,806)	—

Net income (loss) before extraordinary item	4,895	(5,812)	6,927	(13,077)

Extraordinary item, net of income tax benefit	(1,756)	—	(1,756)	—

Net income (loss)	$3,139	$(5,812)	$5,171	$(13,077)

(1)	Stock based compensation expense has been reclassified to a separate line item.

Revenue

During the three and six months ended June 30, 2011, we generated revenues of $20.7 million and $31.9 million respectively, net of smelter charges, from the El Aguila Project. Revenues were generated from sales of metal concentrates from the El Aguila open pit mine and the La Arista underground mine. There were no comparable sales of precious metals or base metals in the equivalent periods in 2010 since we declared commercial production July 1, 2010.

Production

Our production for the three months ended June 30, 2011 was comprised mostly of the La Arista underground mine stockpiles. We transitioned to processing the La Arista underground ore in March 2011. The precious metals gold and silver are our main products and the base metals copper, lead and zinc are considered by-products. However, during the cleanup from the storm we supplemented our throughput with stockpiled ore from the open pit. In June 2011, we began the underground mine stoping of the La Arista vein system. We anticipate that our production going forward will be a combination of ore from both stoping the various veins encountered as well as from development work that takes place on those various veins. As discussed above, our production was adversely impacted by the storm.

Below is a table of the key production statistics for our El Aguila Project during the three months ended June 30, 2011 (there were no statistics for the comparable period of 2010):

El Aguila Project Production Statistics

Three months ended June 30, 2011
Mine Production:
Tonnes Milled	40,194
Average Tonnes Milled Per Day	442
Average Gold Grade (g/t)	2.36
Average Silver Grade (g/t)	386
Average Copper Grade (%)	0.42
Average Lead Grade (%)	1.10
Average Zinc Grade (%)	2.39
Recoveries:
Average Gold Recovery (%)	87
Average Silver Recovery (%)	91
Average Copper Recovery (%)	77
Average Lead Recovery (%)	75
Average Zinc Recovery (%)	72
Payable metal produced:
Gold (oz.)	2,720
Silver (oz.)	461,546
Copper (tonnes)	104
Lead (tonnes)	332
Zinc (tonnes)	688
Payable metal sold:
Gold (oz.)	2,384
Silver (oz.)	460,479
Copper (tonnes)	81
Lead (tonnes)	340
Zinc (tonnes)	458
Average metal prices realized:
Gold (per oz.)	$1,576.03
Silver (per oz.)	$36.66
Copper (per tonne)	$8,947.05
Lead (per tonne)	$2,440.20
Zinc (per tonne)	$2,183.42
Gold equivalent ounces sold:
Gold (oz.)	2,720
Equivalent Gold (oz.) from Silver (43:1 ratio)	10,737
Total Gold and Gold Equivalent (oz.)	13,457
Unit costs:
Costs per tonne – ore mined	$24.00
Costs per tonne – ore milled	$52.00
Total cost per tonne	$76.00
Cash cost per ounce Gold Equivalent(1)	$156.00

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Non-GAAP Measures.

Mine gross profit. During the three and six months ended June 30, 2011, mine gross profit totaled $17.2 million and $26.0 million, respectively. There was no comparable mine gross profit in the equivalent periods in 2010, as we declared commercial production July 1, 2010. We continue efforts to develop the underground mine and to ramp up and optimize production of the underground ore through the flotation circuit of the El Aguila mill.

Net income (loss). For the three months ended June 30, 2011, net income was $3.1 million, or $0.06 per share, compared to a net loss of $5.8 million or $0.12 per share for the comparable period of 2010. For the six months ended June 30, 2011, net income was $5.2 million, or $0.10 per share, compared to a net loss of $13.1 million or $0.27 per share for the comparable period of 2010. Net income per share for the three and six months ended June 30, 2011 was driven by the fact that we generated revenue from the sale of precious metals and base metals in the period, compared to the previous year when we had not yet achieved commercial production.

Costs and expenses. Total costs and expenses during the three months ended June 30, 2011 were $10.5 million compared to $5.8 million during the comparable period of 2010, an increase of $4.7 million, or 81.0%. Total costs and expenses during the six months ended June 30, 2011 were $17.1 million compared to $13.1 million during the comparable period of 2010, an increase of $4.0 million, or 30.5%. This increase in costs and expenses was primarily the result of our operations transitioning to our underground mine development activities and stock-based compensation.

General and administrative expenses. General and administrative expenses, exclusive of the stock based compensation, for the three and six months ended June 30, 2011 was $1.9 million and $3.6 million, respectively, compared to $1.0 million and $1.8 million, respectively for the same periods of 2010. The cash components of general and administrative expense, which includes salaries and benefits, professional fees, investor relations, community relations and travel, increased $862,000, or 84.5%, during the three months ended June 30, 2011 from the comparable period in 2010. For the six months ended June 30, 2011, the same components increased $1.8 million, or 100.0%, from the comparable period in 2010. This increase is principally attributable to an increase in management and operational personnel costs as we have transitioned to an operating mining company.

For the three and six months ended June 30, 2011, stock-based compensation (a non-cash expense) increased $1.1 million and $2.4 million, respectively. This increase resulted from the issuance of stock options during the periods. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

Exploration expenses. The property exploration expense component decreased $47,000, or 4.4%, from $1.1 million for the three months ended June 30, 2010 to $1.0 million for the three months ended June 30, 2011 and decreased $751,000, or 32.8%, from $2.3 million for the six months ended June 30, 2010 to $1.5 million for the six months ended June 30, 2011. The decrease is partially attributable to drilling contractor availability in the first part of 2011. To the extent we are able to secure agreements with qualified drilling contractors, we expect to increase our exploration activities from the level of activity during 2010 at our properties for the remainder of 2011. Additionally, while our exploration program includes further drilling and other exploration of the La Arista vein system, such activities are classified and expensed as construction and development costs associated with the underground mine and therefore are not reflected in our exploration expenses.

Construction and development expenses. Construction and development expenses during the three months ended June 30, 2011 increased to $6.0 million from $3.8 million during the comparable period in 2010. The same cost component during the six months ended June 30, 2011 was $9.1 million, compared to $8.3 million during the comparable period in 2010. We have completed engineering and construction of the open pit mine, mill and second phase of the tailings dam and our focus will be on the continued development of the La Arista underground mine for the foreseeable future. We may also continue to make additional improvements to the mill facility over time.

Other income (expense). Other income (expense) includes currency exchange gains and losses and interest income in addition to other income and expense items. While our reporting currency for financial statement purposes is the U.S. dollar, we primarily transact business in Mexican pesos due to the fact that our mining operations are located in Mexico. During the three and six months ended June 30, 2011, we recognized losses on U.S. dollar transactions settled in Mexican pesos of $32,000 and of $184,000, respectively, compared to nil during the comparable periods in 2010. During the three and six months ended June 30, 2011, we recorded interest income of $18,000 and $44,000, respectively, compared to $9,000 and $34,000 during the comparable periods in 2010, which reflects an increase in our cash balances held in interest-bearing accounts.

Income tax expense. During the three and six months ended June 30, 2011, our Mexican subsidiary, Don David Gold incurred a current income tax liability of $1.1 million after the utilization of the previously existing net operating loss carry-forward of approximately $7.5 million. The current income tax expense was allocated $1.8 million to income tax expense, which was offset by an income tax benefit of $750,000 attributable to the extraordinary item. There was no corresponding income tax provision during the 2010 periods. The deferred tax benefit and expense during the three and six months ended June 30, 2011 were fully offset by changes in the valuation reserve. See Note 5 to the Consolidated Financial Statements for additional information.

Extraordinary item. On April 20, 2011, the El Aguila Project suffered severe damage from an anomalous rain and hail storm which flooded the La Arista underground mine and damaged existing roads, buildings and equipment. We experienced a loss of $2.5 million, for which we recorded an extraordinary loss of $1.8 million, net of income tax benefit of $750,000, for the three and six months ended June 30, 2011.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some non-U.S. GAAP (“non-GAAP”) performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

Cash Cost per Gold Equivalent Ounce

We use cash operating cost per gold ounce or gold equivalent ounce, calculated in accordance with the Gold Institute’s standard, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. The cash operating cost is arrived at by taking our mine cost of sales and adding treatment charges paid to the buyer of the metals concentrate, subtracting by-product credits earned from all metals other than the primary precious metals produced, and subtracting depreciation expense, accretion expense, and royalty payments. We have reconciled cash operating cost per gold equivalent ounce to reported U.S. GAAP measures in the table below. The most comparable financial measures to our cash operating cost calculated in accordance with U.S. GAAP are cost of sales. Mine cost of sales is derived from amounts included in the Consolidated Statements of Operations.

The following summary of our cash operating costs for the three and six months ended June 30, 2011 was calculated in accordance with the Gold Institute Production Cost Standard and begins with our mine cost of sales in accordance with U.S. GAAP as noted below:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands, except gold equivalent ounces and per gold equivalent ounce)
Gold equivalent ounces produced	13,457	21,792

Cost of sales - production costs	$3,488	$5,925
Treatment charges	2,454	3,112
By-product credits	(2,553)	(4,448)
Depreciation costs	(79)	(143)
Accretion costs	(22)	(43)
Royalties	(1,186)	(1,650)

Cash operating cost	$2,102	$2,753

Cash operating cost per gold equivalent ounce	$156	$126

Additional Information on Management Metrics

Management relies on certain business metrics as part of its decision-making process and execution of our company’s business strategy. This information below is intended to provide an insight into the information our management uses when evaluating the current state of business operations and whether to advance mineral production projects.

Mine Gross Profit and Dividends

Management considers mine gross profit to be “newly generated cash,” which is a critical business metric that reflects the health of the project and our ability to internally fund future exploration, mine construction and mine development, dividends and income taxes. Newly generated cash are the funds generated from mine operations after the collection of the concentrate sales receivables and payment of the related operating accounts payable and accrued expenses.

During the three months ended June 30, 2011, mine gross profit was sufficient to fund all of our activities. All special cash dividends declared to date have been determined using the mine gross profit metric. Management has not distributed dividends in excess of mine gross profit (newly generated cash). The table below demonstrates dividends paid to date compared to mine gross profit during the respective periods:

Period	Mine Gross Profit	Aggregate Amount Dividends Paid
	(In thousands)
July 1, 2010 – December 31, 2010	$9,799	$7,740
January 1, 2011 – March 31, 2011	8,843	4,770
April 1, 2011 – June 30, 2011	17,176	5,830

TOTAL:	$35,818	$18,340

Project Return on Starting Capital

Our primary objective is to seek out high-grade gold and silver projects that feature low operating costs and produce high returns on invested capital. We established this metric at our company’s inception as one of its operating philosophies and founding principles. The return of capital metric is based on the generation of sufficient mine gross profit to allow return on the minimum capital invested to produce the first revenue. We have established a target of one year from the commencement of commercial production to return this initial capital invested in a project.

For our El Aguila Project, the initial capital invested necessary to generate the first revenue was $34.2 million, shown in the table below, and we have generated mine gross profits of $35.8 million during the 12 months since commencing commercial production. The El Aguila Project has met our targeted return of capital within the one year period.

El Aguila Project Costs
(In thousands)
Permits	$264
Mill:
Equipment and Transportation	10,489
Installation and Buildings	10,690
Engineering Design and Construction Management	5,568
Infrastructure:
Roads	850
Waterline and System	1,234
Tailings Impoundment Phase I	2,717
Other:
Community Relations	539
Housing	1,880

TOTAL:	$34,231

Liquidity and Capital Resources

As of June 30, 2011, we had working capital of $45.9 million, consisting of current assets of $59.0 million and current liabilities of $13.1 million. This represents a decrease of $5.3 million from the working capital balance of $51.2 million as of December 31, 2010. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our operations, including mine development and construction.

Prior to achieving profitable operations, we have historically relied on equity financings to fund our operations. From inception through June 30, 2011, we received $151.6 million in cash, services, and other consideration through issuance of our common stock. We do not currently anticipate raising additional equity financing in the foreseeable future. As of June 30, 2011, we did not have any outstanding debt.

Our most significant expenditures for the remainder of 2011 are expected to be costs associated with the optimization of commercial production at our mill facility, the continued construction of the underground mine and further exploration of our properties. We also continue to incur operating expenses approximating $600,000 per month for salaries and benefits (exclusive of non-cash stock-based compensation), professional fees, community relations, investor relations, travel and other overhead expenses at our Colorado executive offices and Oaxaca, Mexico offices and mining locations.

The balance of cash and equivalents as of June 30, 2011 decreased to $42.1 million from $47.6 million as of December 31, 2010, a net decrease in cash of $5.5 million. During this period, we completed construction of the tailings dam, paid $2.5 million in non-recurring expenses as a result of the damage we incurred from the anomalous storm at our El Aguila Project in April 2011, increased our operating expenses and paid dividends to shareholders.

Net cash provided by operating activities for the six months ended June 30, 2011 was $8.6 million compared to net cash used in operating activities of $16.0 million during the comparable period in 2010. Our operating cash increased significantly as a result of generating revenue during the 2011 period. We had no revenue in 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $3.1 million compared to net cash provided by investing activities of $3.3 million for the same period of 2010. Cash used in investing activities during the six months ended June 30, 2011 was the result of equipment purchases in our exploration, construction and development activities. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities. Much of the cash provided by our investing activities during the 2010 period came from the release of restricted cash, the use of which had previously been specifically designated for exploration, construction and development activities.

Net cash used in financing activities for the six months ended June 30, 2011 was $11.1 million, consisting of dividends declared. During the comparable period in 2010, cash provided by financing activities was $11.4 million, consisting of proceeds from the sale of common stock.

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

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, which may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•	decisions of foreign countries and banks within those countries;

•	violence and crime associated with drug cartel activity in Mexico;

•	natural disasters such as earthquakes or weather-related events;

•	unexpected changes in business and economic conditions, including the rate of inflation;

•	changes in interest rates and currency exchange rates;

•	timing and amount of production, if any;

•	technological changes in the mining industry;

•	our costs;

•	changes in exploration and overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future feasibility studies;

•	the level of demand for our products;

•	changes in our business strategy, plans and goals;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of mineralized material estimates and timing of development expenditures; and

•	commodity price fluctuations.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a decrease in non-U.S. dollar currencies results in a loss. We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

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

(b) There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6:	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Oberman.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Paul E. Oberman.

101	Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: August 8, 2011		/s/ William W. Reid
	By:	William W. Reid,
Chief Executive Officer

Dated: August 8, 2011		/s/ Paul E. Oberman
	By:	Paul E. Oberman,
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Oberman.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Paul E.Oberman.

101	Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.