Form 10-Q
period 2011-09-30
GOLD RESOURCE CORP
filed 2011-11-09
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,947,303 shares of common stock outstanding as of November 9, 2011.

GOLD RESOURCE CORPORATION

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and for the period from Inception to September 30, 2011 (unaudited)	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and for the period from Inception to September 30, 2011 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4	Controls and Procedures	21

Part II - OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6	Exhibits	22
SIGNATURES		23

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

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,014	$47,582
Gold and silver bullion	1,725	—
Accounts receivable	14,734	1,185
Inventories	4,540	3,063
IVA taxes receivable	2,450	5,678
Prepaid expenses	1,375	170
Other current assets	12	9

Total current assets	69,850	57,687

Land and mineral rights	227	227
Property and equipment - net	9,382	4,849
Other assets	6	34

Total assets	$79,465	$62,797

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,998	$2,449
Accrued expenses	893	777
IVA taxes payable	3,863	1,640
Income taxes payable	10,187	—
Dividends payable	2,650	1,590

Total current liabilities	21,591	6,456

Asset retirement obligation	2,334	2,495

Shareholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized: 52,998,303 less 51,000 in treasury and 52,998,303 shares issued and outstanding, respectively	53	53
Additional paid-in capital	138,564	152,444
(Deficit) accumulated during the exploration stage	(77,502)	(97,891)
Treasury stock at cost	(972)	—
Other comprehensive income:
Currency translation adjustment	(4,603)	(760)

Total shareholders’ equity	55,540	53,846

Total liabilities and shareholders’ equity	$79,465	$62,797

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2011 and 2010 and for the period from Inception (August 24, 1998) to September 30, 2011

(U.S. dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		(August 24, 1998) to September 30,
	2011	2010	2011	2010	2011
Sales of metals concentrate, net	$37,781	$9,968	$69,725	$9,968	$84,479

Mine cost of sales:
Production costs applicable to sales	6,404	2,837	12,143	2,837	16,864
Depreciation, depletion, and amortization	184	36	327	63	493
Accretion	20	17	63	51	131

Total mine cost of sales	6,608	2,890	12,533	2,951	17,488

Mine gross profit	31,173	7,078	57,192	7,017	66,991

Costs and expenses:
General and administrative expenses (includes $1,771; $1,521; $4,670; $1,718 and $14,151, respectively, of non-cash stock based compensation)	3,098	2,827	9,614	4,678	33,696
Exploration expenses	1,735	1,653	3,271	3,966	32,448
Construction and development	4,467	3,741	13,557	12,111	67,488
Production start up expense, net	—	—	—	209	209
Management contract - US Gold, related party	—	—	—	—	752

Total costs and expenses	9,300	8,221	26,442	20,964	134,593

Operating income (loss)	21,873	(1,143)	30,750	(13,947)	(67,602)
Other income (expense):
Currency exchange gain (loss)	2,748	(89)	2,564	(89)	2,234
Unrealized (loss) from gold/silver bullion held	(287)	—	(287)	—	(287)
Other income (expense)	(6)	7	(9)	7	(13)
Interest income	21	43	65	76	859

Total other income (expense)	2,476	(39)	2,333	(6)	2,793

Income (loss) before income taxes	24,349	(1,182)	33,083	(13,953)	(64,809)
Provision for income taxes	(9,131)	—	(10,937)	—	(10,937)

Net income (loss) before extraordinary item	15,218	(1,182)	22,146	(13,953)	(75,746)
Extraordinary items:
Flood loss, net of income tax benefit of $750	—	—	(1,756)	—	(1,756)

Net income (loss)	15,218	(1,182)	20,390	(13,953)	(77,502)
Other comprehensive income:
Currency translation gain (loss)	(4,227)	646	(3,844)	683	(4,604)

Net comprehensive income (loss)	$10,991	$(536)	$16,546	$(13,270)	$(82,106)

Net income (loss) per common share:
Basic:
Before extraordinary item	0.29	(0.02)	0.41	(0.28)
Extraordinary item	—	—	(0.03)	—

Net income (loss)	0.29	(0.02)	0.38	(0.28)

Diluted:
Before extraordinary item	0.27	(0.02)	0.39	(0.28)
Extraordinary item	—	—	(0.03)	—

Net income (loss)	0.27	(0.02)	0.36	(0.28)

Weighted average shares outstanding:
Basic	52,997,194	49,851,542	52,997,929	49,060,466

Diluted	56,357,096	49,851,542	56,475,441	49,060,466

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2011 and 2010

and for the period from Inception (August 24, 1998) to September 30, 2011

(U.S. dollars in thousands)

(Unaudited)

	Nine months ended September 30,		Inception (August 24, 1998) to September 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$20,390	$(13,953)	$(77,502)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	511	241	1,199
Accretion expense	64	51	131
Asset retirement obligation	—	—	2,307
Stock compensation	4,670	1,718	14,151
Management fee paid in stock	—	—	392
Related party payable paid in stock	—	—	320
Foreign currency translation adjustment	(3,843)	683	(4,603)
Loss on disposal of asset	—	—	4
Issuance cost forgiven	—	—	25
Unrealized loss from gold/silver bullion held	287	—	287
Changes in operating assets and liabilities:
Accounts receivable	(13,549)	(2,857)	(14,734)
Refundable IVA taxes	3,228	(1,545)	(2,450)
Prepaid expenses	(1,205)	—	(1,375)
Other current assets	(3)	146	(12)
Inventories	(1,478)	(1,673)	(4,540)
Accounts payable	1,549	2,076	3,998
Accrued expenses	116	(147)	893
IVA and other taxes payable	2,223	—	3,863
Income taxes payable	10,187	—	10,187
Dividends payable	1,060	1,590	2,650
Other	28	(28)	(9)

Total adjustments	3,845	255	12,684

Net cash provided by (used in) operating activities	24,235	(13,698)	(64,818)

Cash flows from investing activities:
Capital expenditures	(5,044)	(2,542)	(11,043)
Purchase of gold and silver bullion	(2,012)	—	(2,012)
Restricted cash	—	5,441	—

Net cash (used in) provided by investing activities	(7,056)	2,899	(13,055)

Cash flows from financing activities:
Proceeds from sales of stock	—	63,392	150,633
Proceeds from exercise of options	—	—	428
Proceeds from debentures - founders	—	—	50
Dividends paid	(18,550)	(4,560)	(27,880)
Treasury stock purchases	(972)	—	(972)
Proceeds from exploration funding agreement - Canyon Resources	—	—	500

Net cash (used in) provided by financing activities	(19,522)	58,832	122,759

Effect of exchange rates on cash and equivalents	(225)	77	128

Net increase (decrease) in cash and equivalents	(2,568)	48,110	45,014
Cash and equivalents at beginning of period	47,582	6,752	—

Cash and equivalents at end of period	$45,014	$54,862	$45,014

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into common stock	$—	$—	$500

Conversion of founders debentures into common stock	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Significant Accounting Policies

Exploration Stage Company: Despite the fact that the Company commenced production in 2010, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC, at its El Aguila Project in Oaxaca, Mexico or any of its properties. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred and unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been and will continue to be expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. The Company expects to remain as an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet the SEC guidelines.

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

As of September 30, 2011, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves since the Company has not yet demonstrated the existence of proven or probable reserves at its El Aguila Project in Oaxaca, Mexico or any of its properties.

Basis of Presentation: The consolidated balance sheet as of December 31, 2010 was derived from audited financial statements at that date, but this report does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements. The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the SEC pursuant to Item 210 of Regulation S-X promulgated by the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto including the summary of significant accounting policies included in the Company’s Form 10-K for the year ended December 31, 2010. Unless otherwise noted, there have been no material changes in the interim footnotes from the footnotes accompanying the audited financial statements contained in the Company’s Form 10-K.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying unaudited consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves; provisional sales mark-to-market adjustment; valuation of gold and silver bullion; ore and concentrate inventories; obligations for environmental, reclamation, and closure matters; estimates related to asset impairments of long lived assets and investments; classification of expenditures as either an asset or an expense; stock-based compensation expenses; valuation of deferred tax assets; and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income or loss, total assets, or total shareholders’ equity.

Revenue Recognition: Sales of all metals products sold directly to the Company’s metals concentrate buyer, including by-product metals, are recorded as revenues when title and risk of loss transfer to the buyer (generally at the time shipment is delivered at buyer’s port) at a provisional sales price for the anticipated month of settlement due to the time elapsed between shipment and the final settlement. Changes in metals prices on the London Bullion Market between shipment and final settlement will result in adjustments to the provisional sales prices of concentrate sales previously recorded upon shipment. Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices for the estimated month of settlement.

Concentrate sales are initially recorded based on 100% of the provisional sales price to the Company’s buyer, net of charges for treatment, refining, smelting losses, and other charges negotiated by the Company with the buyer. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges typically do not vary materially from estimates. Smelter costs passed through to us by our buyer include a metals payable fee, fixed treatment and refining costs per ton of concentrate.

Concentrate sales based on a provisional sales price contain an embedded derivative, which does not qualify for hedge accounting, and is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of shipment and is adjusted for mark-to-market changes based on average spot prices until final settlement.

Changes in the market price of metals significantly affect the Company’s revenues, results of operations, and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company’s control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company’s revenue is primarily derived from the sale of gold and silver, its earnings are directly related to the prices of these metals.

Concentration of Credit Risk: As of September 30, 2011, 100% of the Company’s total accounts receivable related to sales to Consorcio Minero de Mexico Cormin Mex, S.A. de C.V. (“Consorcio”), a Trafigura Group company. For the three months ended September 30, 2011, 100% of the total sales of the Company’s metals concentrate were generated from sales to Consorcio. For the nine months ended September 30, 2011, 95.2% of the Company’s total sales of metals concentrate were generated from sales to Consorcio and the remaining 4.8% of sales were made to Trafigura Beheer, B.V. (“Beheer”), also a Trafigura Group company. For the three and nine months ended September 30, 2010, 100% of the Company’s total sales of metals concentrate were to Consorcio.

The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangement with Consorcio or Beheer and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables in the ordinary course of business.

In the event that the Company’s relationship with Consorcio or Beheer is interrupted for any reason, the Company believes it would be able to locate another entity to purchase its metals concentrate and by-product metals. However, any interruption could temporarily disrupt the sale of the Company’s principal products and adversely affect its operating results.

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of its total sales of metals concentrate for the three and nine months ended September 30, 2011.

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

Foreign Currency: The functional currency for our subsidiaries is the Mexican peso. Assets and liabilities are translated using the exchange rate with the U.S. dollar in effect at the balance sheet date. Intercompany equity accounts are translated using historical rates. Revenues and expenses are translated at the average exchange rate for the year.

Translation adjustments are not included in the determination of net income (loss) for the period and are reported as a separate component of shareholders’ equity. For the three months and nine months ended September 30, 2011, we recognized a currency translation loss of $4.2 million and $3.8 million, respectively.

Certain monetary assets and liabilities where transactions are transacted in the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in other income (expense). For the three months and nine months ended September 30, 2011, we recognized total net currency exchange gains of $2.7 million and $2.6 million, respectively.

Net Income (Loss) Per Share: Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three and nine months ended September 30, 2011, the calculation included potential dilution of 3.4 and 3.5 million shares, respectively, underlying exercisable stock options.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not believe the adoption of ASU 2011-05 will have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

2.	Gold and Silver Bullion

The Company’s financial instruments consist of cash and cash equivalents, investments in gold and silver bullion, accounts receivable, and accounts payable, as of September 30, 2011 and December 31, 2010. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at September 30, 2011 and December 31, 2010 due to their short maturities.

During the three and nine months ended September 30, 2011, the Company invested a portion of its treasury in physical gold and silver bullion. The bullion was purchased to diversify the Company’s treasury and may also be used in conjunction with a potential program offering shareholders the ability to receive gold and silver bullion in lieu of cash payment of dividends. It is expected that the bullion will be minted into coins. Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries this asset at the lower of cost or market. The table below shows the balance of the Company’s holdings as of September 30, 2011:

	September 30, 2011
	Gold	Silver
	(in thousands, except ounces and per ounce)
Ounces	579	25,689
Average cost per ounce	$1,761.87	$38.60
Total cost	$1,020	$992
Fair value per ounce	$1,629.00	$30.45
Total fair value	$943	$782

ASC 820: Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value measurement of each class of assets and liabilities is dependent upon its categorization within the fair value hierarchy, based upon the lowest level of input that is significant to the fair value measurement of each class of asset and liability. Pursuant to the GAAP fair value hierarchy established in ASC 820, the fair value of the Company’s gold and silver bullion is established based on quoted prices in active markets for identical assets or liabilities (Level 1); specifically, the fair value is based on the daily London P.M. fix as of September 30, 2011. The unrealized loss of $287,000 was included in the Company’s other income (expense) for the three and nine months ended September 30, 2011.

3.	Inventory

Inventories at September 30, 2011 and December 31, 2010 consisted of the following (amounts in thousands):

	September 30, 2011	December 31, 2010
Ore stockpiles	$1,751	$1,825
Metal concentrates	1,309	15
Materials and supplies	1,480	1,223

Total	$4,540	$3,063

As of September 30, 2011 and December 31, 2010, the ore stockpiles inventories consisted of approximately 150,000 tonnes and 136,000 tonnes of ore, respectively, and were carried at cost. The stockpiled ore as of September 30, 2011 and December 31, 2010 consisted of ore from the underground mine and the open pit mine. Ore from underground is more costly to mine than ore from the open pit.

4.	Mineral Properties

The Company currently has an interest in six properties all within the State of Oaxaca, Mexico, the El Aguila Project, the El Rey property, the Las Margaritas property, the Solaga property, the Alta Gracia property and the El Chamizo property. The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property. All properties are located within trucking distance to El Aguila.

The El Aguila Project: Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana from a former consultant of the Company. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. The Company has made periodic advance royalty payments under the lease totaling $260,000 which were offset against the Company’s initial production royalty. Subject to minimum exploration requirements, there is no expiration term for the lease. The Company may terminate the lease at any time upon written notice to the lessor and the lessor may terminate the lease if the Company fails to fulfill any of its obligations. The Company subsequently acquired two additional claims the El Chacal and the El Pilon claims, totaling 1,445 hectares, from the same former consultant who is entitled to receive a 2% royalty on future production.

The Company has filed for and received additional concessions for the El Aguila Project that total an additional 17,639 hectares. These additional concessions are not part of the concessions leased from a former consultant of the Company and bring the Company’s interest in the El Aguila Project to an aggregate of 20,055 hectares.

The El Rey Property: The Company has acquired claims in another area of Oaxaca by filing concessions under the Mexican mining laws, referred to by the Company as the El Rey property. These concessions total 892 hectares and are subject to a 2% royalty on production payable to a former consultant of the Company. The Company has conducted limited exploration and drilling on this property and is evaluating additional exploration which includes an underground drill program utilizing existing historic workings and refurbishment of an existing mine shaft.

The El Rey property is an exploration stage property with no known reserves. It is approximately 64 kilometers (40 miles) from the El Aguila Project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be transported by truck and processed at the El Aguila Project mill.

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

The Solaga Property: In February 2007, the Company leased a 100% interest in a property known as the Solaga property from an entity partially owned by a former consultant of the Company for a primary term of eight years and may be held by production thereafter. The property totals 618 hectares and is located approximately 120 kilometers (75 miles) from the El Aguila Project. A dormant silver mine is located on the Solaga property, which was in production as recently as the 1980’s; however, the Company cannot estimate if or when the mine will reopen. The lease requires the Company to perform $25,000 in additional work and beginning in 2010 the lease is subject to a minimum advance royalty of $10,000 per year prior to production. The lease is also subject to a 4% net smelter return royalty on any production. To date, the Company has conducted limited surface sampling, geologic mapping and has defined drill targets for a future exploration drill program.

The Alta Gracia Property: In August 2009, the Company acquired claims adjacent to the Las Margaritas property in the Alta Gracia mining district by filing concessions under the Mexican mining laws. The Company refers to this property as the Alta Gracia property. These concessions are comprised of three mining claims, the David 1, the David 2 and La Hurradura. The concessions total 5,175 hectares. The Company has conducted limited surface sampling, geologic mapping and drilling initial targets.

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

As of September 30, 2011, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

5.	Property and Equipment

At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
	(in thousands)
Trucks and autos	$1,062	$835
Office building	1,737	1,737
Furniture and office equipment	1,712	1,506
Machinery and equipment	6,053	1,442

Subtotal	10,564	5,520
Accumulated depreciation	(1,182)	(671)

Total property and equipment, net	$9,382	$4,849

Depreciation expense for the three and nine months ended September 30, 2011 was $181,000 and $511,000, respectively. Depreciation expense for the three and nine months ended September 30, 2010 was $168,000 and $241,000, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

6.	Income Taxes

The Company files income taxes on an entity basis and thus Gold Resource Corporation files as a U.S. corporation (“U.S. Operations”) and both Don David Gold and Golden Trump Resources (collectively “Mexico Operations”) file as Mexican corporations.

The calculation of income tax expense for the three and nine months ended September 30, 2011 and 2010 consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Current taxes:
Income tax expense	$9,131	$—	$10,937	$—
Extraordinary item income tax benefit	—	—	(750)	—

Total current taxes	9,131	—	10,187	—
Deferred taxes:
U.S. Operations	(878)	89	(2,376)	(1,422)
Mexico Operations	(1,064)	(426)	872	(3,078)

Total deferred taxes	(1,942)	(337)	(1,504)	(4,500)
Change in valuation allowance	1,942	337	1,504	4,500

Total taxes	$9,131	$0	$10,187	$0

During the three and nine months ended September 30, 2011, Don David Gold incurred a current income tax expense of $9.1 million and $10.2, respectively, which reflects the Mexico income tax on the taxable income after the utilization of the previously existing net operating loss carry-forward of approximately $7.4 million.

Deferred tax assets and liabilities are determined on an entity basis based on the differences between the financial statement and tax basis of assets and liabilities using the U.S. and Mexico enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently, or in future years, related to cumulative temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s balance sheet. These items are generally deductible for tax purposes in different periods and in different amounts than the expense recognized for financial reporting purposes. The measurement of deferred tax assets has been reduced by the amount of any tax benefits that are not expected to be realized based on available evidence. The principal differences between the net income (loss) reported for financial reporting purposes and the taxable income (loss) reported for tax purposes are:

•	U.S. Operations – principally stock based compensation expenses

•

Mexico Operations – principally certain expenditures for property and equipment which are capitalized and amortized for tax purposes, but are expensed for financial reporting purposes; unrealized currency exchange gains (losses) and unrealized provisional pricing mark-to- market gain and loss adjustments.

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

The net deferred long-term tax assets and liabilities include the following and have been fully reserved for by the Company due to the uncertainty of realizing the assets. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2011 at December 31, 2010 are presented below:

	September 30, 2011	December 31, 2010
	(in thousands)
Tax loss carry-forward:
U.S. Operations	$11,207	$7,399
Mexico Operations	21,562	23,900
Property and equipment	2,636	1,378
Stock-based compensation	(1,269)	516
Unrealized currency exchange gain	(443)	—
Unrealized provisional pricing mark-to-market loss adjustments	682	—
Other	19	—

Subtotal	34,394	33,193
Valuation allowance	34,394	(33,193)

Total	$0	$0

A reconciliation of taxes reported at the Company’s effective tax rate and the U.S. federal statutory tax rate of 35% is comprised of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Tax at statutory rates	$8,490	$(307)	$10,670	$(4,884)
Increase (reduction) in taxes due to:
U.S. Operations – state income tax impact	(75)	18	(202)	(120)
Mexico Operations – tax rate impact	(1,226)	71	(1,785)	513

Total increase (reduction) in taxes	7,189	(218)	8,683	(4,491)
Change in valuation allowance	1,942	218	1,504	4,491

	$9,131	$0	$10,187	$0

7.	Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the reclamation, remediation, and closure costs for its El Aguila Project. Changes in the Company’s asset retirement obligations for the nine months ended September 30, 2011 and year ended December 31, 2010 are as follows:

	Nine months ended September 30, 2011	Year ended December 31, 2010
	(in thousands)
Asset retirement obligation – opening balance	$2,495	$1,992
Reclamation costs	—	—
Revisions in previous estimates	—	315
Foreign currency translation	(225)	120
Accretion	64	68

Asset retirement obligation – ending balance	$2,334	$2,495

8.	Shareholders’ Equity

The Company had the following dividend activity during the nine months ended September 30, 2011:

Date Declared	Date of Record	Date Paid	Special Cash Dividend Per Common Share	Aggregate Amounts Paid During the Nine Months Ended September 30, 2011
December 21, 2010	January 14, 2011	January 28, 2011	$0.03	$1.6 million
January 26, 2011	February 14, 2011	February 25, 2011	$0.03	$1.6 million
February 23, 2011	March 18, 2011	March 25, 2011	$0.03	$1.6 million
March 29, 2011	April 15, 2011	April 22, 2011	$0.03	$1.6 million
April 28, 2011	May 13, 2011	May 20, 2011	$0.04	$2.1 million
May 26, 2011	June 13, 2011	June 17, 2011	$0.04	$2.1 million
June 27, 2011	July 11, 2011	July 22, 2011	$0.04	$2.1 million
July 25, 2011	August 11, 2011	August 23, 2011	$0.04	$2.1 million
August 23, 2011	September 12, 2011	September 23, 2011	$0.05	$2.6 million
September 30, 2011	October 17, 2011	October 24, 2011	$0.05	$2.6 million

Aggregate dividends of $18.4 million were declared and $17.4 million were paid during the nine months ended September 30, 2011.

Subsequent to September 30, 2011, the Company declared regular monthly cash dividends of $0.05 per common share, as described in Note 11.

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. As of September 30, 2011, the Company repurchased 51,000 shares of common stock for $972,000.

9.	Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). Refer to Note 8, “Stock Options,” in Item 8. “Financial Statements and Supplementary Financial Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2010 for further information on our share-based compensation arrangements.

The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the three months ended September 30, 2011 and 2010 was $1.8 million and $1.5 million, respectively. Total non-cash compensation expense related to stock options included in general and administrative expense for the nine months ended September 30, 2011 and 2010 was $4.7 million and $1.7 million, respectively. The estimated unrecognized compensation cost from unvested options as of September 30, 2011 was approximately $16.2 million, which is expected to be recognized over the remaining vesting periods, up to 3.0 years. The estimated unrecognized compensation expense from unvested options as of September 30, 2010 was approximately $4.4 million, which was expected to be recognized over the remaining vesting periods, up to 3.0 years.

10.	Extraordinary Item - Flood

On April 20, 2011, the El Aguila Project experienced an anomalous rain and hail storm that was unusual and infrequent to the area which flooded the La Arista underground mine and damaged existing roads, buildings and equipment.

As a result, the Company recorded an extraordinary loss of $2.5 million, net of income tax benefit of $750,000, for the nine months ended September 30, 2011.

11.	Subsequent Events

On October 27, 2011, the Company declared a regular monthly dividend of $0.05 per common share to shareholders of record on November 11, 2011, and payable on November 23, 2011.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2011 and compares those results to the three and nine months ended September 30, 2010. It also analyzes our financial condition at September 30, 2011 and compares it to our financial condition at December 31, 2010. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2010 and 2009 and footnotes contained in our Form 10-K for the year ended December 31, 2010.

The discussion also presents certain metrics that are important to management in its evaluation of our operating results and which are used by management to compare our performance with peer group mining companies and relied on as part of management’s decision-making process. Management believes these metrics may also be important to investors in evaluating our performance.

Overview

Business

Gold Resource Corporation is a mining company that pursues gold and silver projects that feature low operating costs and produce high returns on capital and is focused on mineral production at the El Aguila Project in Oaxaca, Mexico. We began commercial production of metal concentrates in July 2010. Our concentrates contain our primary metal products of gold and silver and also contain copper, lead and zinc, which we consider by-products. For the three months ended September 30, 2011, the sale of our metal concentrates generated revenues of $37.8 million, our highest quarterly revenue since inception, mine gross profit of $31.2 million and net income of $15.2 million. For the nine months ended September 30, 2011, we recorded revenues of $69.7 million, mine gross profit of $57.2 million, net income before extraordinary item of $22.1 million and net income of $20.4 million.

For the third quarter, we produced a record 25,289 ounces precious metal gold equivalent (AuEq) at a cash cost of $154 per ounce, which surpassed our production target for the quarter of 20,000 ounces AuEq. During the third quarter, our rate of production achieved an annualized run rate of approximately 100,000 ounces AuEq. We continue to target production of 20,000 ounces AuEq for the fourth quarter of 2011. For the nine months ended September 30, 2011, our production was 46,225 ounces AuEq at a cash cost of $143 per ounce. Our annual production target for 2011 remains at 60,000 to 70,000 ounces AuEq; however, there is no assurance that we will reach that target.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project or any of our other properties in Oaxaca, Mexico. Accordingly, as required by the SEC guidelines (see Note 1 to the Unaudited Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date, including construction of the mill and mines, have been expensed and therefore do not appear as assets on our balance sheet. We expect to expense additional construction and development expenditures in 2011 related to the La Arista underground mine. All expenditures for exploration and evaluation of our properties are expensed as incurred. Certain expenditures, such as expenses for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our accounting treatment as an exploration stage company regarding the classification of construction and development expenditures as an operating expense rather than as a capital expenditure, has caused us to report large losses in 2009 and 2010 instead of building assets on the balance sheet. Additionally, we will not have a corresponding depreciation or amortization expense for these costs going forward since they are expensed as incurred rather than capitalized. Although the majority of the capital expenditures for the El Aguila Project were completed between 2007 and 2010, we expect underground mine construction to continue in future years. In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report larger losses or lesser profits as a result of this ongoing construction, which will be expensed instead of capitalized for accounting purposes.

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

Exploration Activities

During the second half of 2011, we continue to drill and conduct additional exploration at the La Arista underground mine, located at the El Aguila Project, to further delineate the vein system. Other El Aguila exploration activities consist of drilling on the balance of the property to test new targets. At the El Rey property we are conducting further exploration from underground by draining and refurbishing an existing shaft to sink it further to enable us to explore the previously drilled veins by drifting, crosscutting and establishing underground drill stations. We will be test-mining some of the veins and generating bulk samples for metallurgical testing purposes. We are also exploring and testing at the Alta Gracia property by drilling from the surface and driving drifts and crosscuts into exposed veins.

Other Events

In August 2011, we began purchasing gold and silver bullion to diversify our treasury and for possible use in conjunction with a program to offer shareholders the ability to receive gold and silver bullion in lieu of cash payment of dividends. It is expected that the bullion will be minted into coins in connection with this program. During the three months ended September 30, 2011, we purchased approximately 580 ounces gold and 25,700 ounces silver at market prices for a total cost of $2.0 million.

On August 23, 2011, the Board of Directors instituted a regular dividend payment of $0.05 per share per month, or $0.60 per share per year, beginning with the August dividend payable in September 2011. Prior to instituting a regular dividend, the dividends paid were characterized as special dividends. Special dividends have been declared each month since we commenced commercial production on July 1, 2010 and we moved to institute a regular dividend based on the fact that we have optimized our operations and are achieving the necessary threshold of revenue for such payments on a more consistent basis.

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. As of September 30, 2011, we repurchased 51,000 shares of common stock for $972,000.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales of metals concentrate, net	$37,781	$9,968	$69,725	$9,968
Mine cost of sales	6,608	2,890	12,533	2,951

Mine gross profit	31,173	7,078	57,192	7,017

Costs and expenses:
General and administrative expenses(1)	1,327	1,306	4,944	2,960
Stock-based compensation (non-cash)	1,771	1,521	4,670	1,718
Exploration expenses	1,735	1,653	3,271	3,966
Construction and development	4,467	3,741	13,557	12,111
Production start up expense, net	—	—	—	209

Total costs and expenses	9,300	8,221	26,442	20,964

Operating income (loss)	21,873	(1,143)	30,750	(13,947)
Other income (expense)	2,476	(39)	2,333	(6)

Income (loss) before income taxes	24,349	(1,182)	33,083	(13,953)
Income tax expense	(9,131)	—	(10,937)	—

Net income (loss) before extraordinary item	15,218	(1,182)	22,146	(13,953)
Extraordinary item, net of tax	—	—	(1,756)	—

Net income (loss)	15,218	(1,182)	20,390	(13,953)

(1)	Stock based compensation expense has been reclassified to a separate line item.

Sales of metals concentrate, net

During the three and nine months ended September 30, 2011, we generated revenues of $37.8 million and $69.7 million, net of treatment charges, respectively, compared to revenues of $10.0 million during each of the same periods of 2010, an increase of 278% and 597%, respectively. We declared commercial production July 1, 2010 and we began recording revenues during the three months ended September 30, 2010. Metal concentrate sales during 2010 were generated only from sales of metal concentrates from the El Aguila open pit mine; during 2011, metal concentrate sales include ore from the La Arista underground mine, which we began milling in March 2011.

The significant increase in revenues for the three months and nine months ended September 30, 2011 as compared to the three months and nine months ended September 30, 2010 reflects increased payable metals sold as a result of higher grade ore milled and improved metal recoveries, in addition to an increase in the average metal prices realized. We also generated revenues in 2011 from sales of base metal concentrates (copper, lead and zinc) which are derived from the La Arista underground mine and are considered by-products of our gold and silver production. (See table titled “El Aguila Production Statistics” below for additional information regarding the three months ended September 30, 2011 and 2010).

Production

Our production for the three months ended September 30, 2011 was primarily from our La Arista underground mine stockpiles, where the precious metals gold and silver are our main products and the base metals copper, lead and zinc are considered by-products for purposes of mineral production. We also supplemented approximately 17% of mill throughput from the El Aguila open pit mine stockpiles, which contains only gold and silver, during this period. Our production for the nine months ended September 30, 2011 consisted of a combination of both ore types since we transitioned to processing ore from La Arista in March 2011. During 2010, 100% of our production was processed from the El Aguila open pit mine. We continue to focus production activities at the La Arista underground mine and our production rate is directly a result of mine development and the establishment of sufficient stopes and working faces. We anticipate the number of stopes and working faces will increase as we go deeper at the mine.

Below is a table of the key production statistics for our El Aguila Project during the three months ended September 30, 2011 and 2010:

El Aguila Project Production Statistics

	Three months ended
	September 30, 2011	September 30, 2010(1)
Mine Production:
Tonnes Milled (dry)	57,156	55,564
Average Tonnes Milled Per Day	621	638
Average Gold Grade (g/t)	3.89	4.68
Average Silver Grade (g/t)	491	57
Average Copper Grade (%)	0.47	N/A
Average Lead Grade (%)	1.30	N/A
Average Zinc Grade (%)	2.91	N/A
Recoveries:
Average Gold Recovery (%)	89	82
Average Silver Recovery (%)	93	72
Average Copper Recovery (%)	78	N/A
Average Lead Recovery (%)	77	N/A
Average Zinc Recovery (%)	77	N/A
Payable metal produced:
Gold (oz.)	6,371	7,351
Silver (oz.)	841,820	73,177
Copper (tonnes)	259	N/A
Lead (tonnes)	692	N/A
Zinc (tonnes)	1,394	N/A
Payable metal sold:
Gold (oz.)	5,605	6,949
Silver (oz.)	780,317	72,892
Copper (tonnes)	189	N/A
Lead (tonnes)	497	N/A
Zinc (tonnes)	938	N/A
Average metal prices realized:
Gold (per oz.)	$1,702	$1,231
Silver (per oz.)	$38	$19
Copper (per tonne)	$8,835	N/A
Lead (per tonne)	$2,346	N/A
Zinc (per tonne)	$2,182	N/A
Gold equivalent ounces:
Gold (oz.)	6,371	6,949
Equivalent Gold (oz.) from Silver (44:1 ratio) (2)	18,917	N/A
Total Gold and Gold Equivalent (oz.)	25,289	6,949
Unit costs:
Costs per tonne – ore mined	$29	$13
Costs per tonne – ore milled	$49	$38

Total cost per tonne	$78	$51

Cash cost per ounce Gold Equivalent(3)	$154	$249

(1)	All production during 2010 is derived from the El Aguila open pit deposit.
(2)	During 2010, silver was characterized as a by-product metal and was not converted into gold equivalent ounces.
(3)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Non-GAAP Measures.

Mine gross profit. For the three and nine months ended September 30, 2011, mine gross profit totaled $31.2 million and $57.2 million, respectively, compared to $7.0 million for the three and nine months ended September 30, 2010. The significant increase in mine gross profit from the prior periods was primarily due to the increase in sales of metal concentrate, at higher metal prices realized, as discussed above. Gross profit percentages for the three and nine months ended September 30, 2011 increased to 82.5% and 82.0%, respectively, from 71.0% and 70.4%, respectively, during the same periods in 2010.

Net income (loss) before extraordinary item. For the three months ended September 30, 2011, net income before extraordinary item was $15.2 million, or $0.29 per share, as compared to a net loss before extraordinary item of $1.2 million or $0.02 per share, for the comparable period of 2010. For the nine months ended September 30, 2011, net income before extraordinary item was $22.1 million, or $0.41 per share, compared to a net loss of $14.0 million or $0.28 per share, for the comparable period of 2010. Net income before extraordinary item for the three and nine months ended September 30, 2011 was driven by the fact that we generated significantly more revenue from the sale of precious metals and base metals in the period combined with increased mine gross profit margins. We commenced commercial production in July 2010 and did not record revenue during the first six months of 2010.

Costs and expenses. Total costs and expenses during the three months ended September 30, 2011 were $9.3 million compared to $8.2 million during the comparable period of 2010, an increase of $1.1 million, or 13.4%. Total costs and expenses during the nine months ended September 30, 2011 were $26.4 million compared to $21.0 million during the comparable period of 2010, an increase of $5.4 million, or 25.7%. This increase in costs and expenses, which are discussed by category below, was primarily the result of our operations transitioning to our underground mine development activities and stock-based compensation.

General and administrative expenses. General and administrative expenses, exclusive of stock based compensation, for the three and nine months ended September 30, 2011 was $1.3 million and $5.0 million, respectively, compared to $1.3 million and $3.0 million, respectively, for the same periods of 2010. The cash components of general and administrative expense include salaries and benefits, professional fees, investor relations, community relations and travel. The general and administrative expense for the three months ended September 30, 2011 has not changed materially from the comparable period of 2010. However, salaries and benefits during the 2011 period have increased compared to the prior period while professional fees and investor relations fees have decreased. The increase during the nine months ended September 30, 2011 principally reflects the transition to an operating mining company, principally in the areas of increased Mexican operations and United States corporate management and personnel costs and supporting professional services.

For the three and nine months ended September 30, 2011, stock-based compensation (a non-cash expense) increased $250,000 and $3.0 million, respectively. This increase resulted from the issuance of stock options during the periods. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

Exploration expenses. Property exploration expenses totaled $1.7 million for the three months ended September 30, 2011, which changed immaterially from the three months ended September 30, 2010. For the nine months ended September 30, 2011, exploration expense totaled $3.3 million compared to $4.0 million during the same period of 2010. The decrease from 2010 to 2011 is partially attributable to drilling contractor availability in the first part of 2011. To the extent we are able to secure agreements with qualified drilling contractors, we expect to increase our exploration activities at our properties for the remainder of 2011. While the majority of our exploration program includes further drilling and other exploration of the La Arista vein system, such activities are classified and expensed as construction and development costs associated with the underground mine and therefore are not reflected in our exploration expenses.

Construction and development expenses. Construction and development expenses during the three months ended September 30, 2011 increased to $4.5 million from $3.7 million during the comparable period in 2010. The same cost component during the nine months ended September 30, 2011 was $13.6 million, compared to $12.1 million during the comparable period in 2010. During the first six months of 2011, we completed engineering and construction of the mill and second phase of the tailings dam, while during the three months ended September 30, 2011 we completed construction of additional mine-site personnel housing. We will continue to focus on further development of the La Arista underground mine for the foreseeable future.

Other income (expense). For the three months ended September 30, 2011, we recorded other income of $2.5 million, compared to other expense of $39,000 during the same period of 2010. For the nine months ended September 30, 2011, we recorded other income of $2.3 million, compared to other expense of $6,000 during the comparable period of 2010. The change in other income (expense) resulted primarily from recognizing currency exchange gains of $2.7 million and $2.6 million, respectively, during the three and nine months ended September 30, 2011 compared to a currency exchange loss of $89,000 in both of the comparable periods in 2010. The current year gains resulted from currency translation adjustments during a period when the dollar was declining compared to the Mexican peso.

Income tax expense. During the three and nine months ended September 30, 2011, our Mexican subsidiary, Don David Gold, incurred a current income tax liability of $9.1 million and $10.1 million, respectively after the utilization of the previously existing net operating loss carry-forward of $7.4 million. The current income tax expense was allocated $9.1 million to provision for income taxes. There was no corresponding income tax provision during the 2010 periods. The deferred tax benefit and expense during the three and nine months ended September 30, 2011 were fully offset by changes in the valuation reserve. See Note 6 to the Consolidated Financial Statements for additional information.

Extraordinary item. On April 20, 2011, the El Aguila Project suffered severe damage from an anomalous rain and hail storm which flooded the La Arista underground mine and damaged existing roads, buildings and equipment. We experienced a loss of $2.5 million, for which we recorded an extraordinary loss of $1.8 million, net of income tax benefit of $750,000, for the nine months ended September 30, 2011.

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

Cash Cost per Gold Equivalent Ounce

We use cash operating cost per gold ounce or gold equivalent ounce, calculated in accordance with the Gold Institute’s standard, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. The cash operating cost is arrived at by taking our mine cost of sales and adding treatment charges paid to the buyer of the metals concentrate, subtracting by-product credits earned from all metals other than the primary precious metals produced, and subtracting depreciation expense, accretion expense, and royalty payments. We have reconciled cash operating cost per gold equivalent ounce to reported U.S. GAAP measures in the table below. The most comparable financial measures to our cash operating cost calculated in accordance with U.S. GAAP are cost of sales. Mine cost of sales is derived from amounts included in the unaudited Consolidated Statements of Operations.

The following summary of our cash operating costs for the three and nine months ended September 30, 2011 and 2010 was calculated in accordance with the Gold Institute Production Cost Standard and begins with our mine cost of sales in accordance with U.S. GAAP as noted below:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(In thousands, except gold equivalent ounces and per gold equivalent ounce)
Gold equivalent ounces produced	25,289	7,351	46,225	7,351

Cost of sales - production costs	$6,608	$2,890	$12,533	$2,951
Treatment charges	4,274	386	7,353	386
By-product credits	(4,883)	(1,387)	(9,331)	(1,387)
Depreciation costs	(184)	(36)	(327)	(63)
Accretion costs	(20)	(17)	(63)	(51)
Royalties	(1,913)	(5)	(3,546)	(5)

Cash operating cost	$3,882	$1,831	$6,619	$1,831

Cash operating cost per gold equivalent ounce	$154	$249	$143	$249

Additional Information on Management Metrics

Management relies on certain business metrics as part of its decision-making process and execution of our company’s business strategy. This information below is intended to provide an insight into the information our management uses when evaluating the current state of business operations.

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

During the three months ended September 30, 2011, mine gross profit was sufficient to fund all of our activities. All special and regular cash dividends declared to date have been determined using the mine gross profit metric. We have not distributed dividends in excess of mine gross profit (newly generated cash). The table below demonstrates dividends paid compared to mine gross profit during the respective periods:

Period	Mine Gross Profit	Aggregate Amount Dividends Paid
	(In thousands)
2010
July 1, 2010 – December 31, 2010	$9,799	$7,740
2011
January 1, 2011 – March 31, 2011	8,843	4,770
April 1, 2011 – June 30, 2011	17,176	5,830
July 1, 2011 – September 30, 2011	31,173	6,890

TOTAL ALL PERIODS:	$66,991	$25,230

Liquidity and Capital Resources

As of September 30, 2011, we had working capital of $48.3 million, consisting of current assets of $69.9 million and current liabilities of $21.6 million. This represents a decrease of $2.9 million from the working capital balance of $51.2 million as of December 31, 2010. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our operations, including exploration and mine development and construction, and to pay income taxes and dividends.

Prior to achieving profitable operations, we have historically relied on equity financings to fund our operations. Since achieving profitability in 2011, we do not currently anticipate raising additional equity financing in the foreseeable future. As of September 30, 2011, we did not have any outstanding debt.

Our most significant expenditures for the remainder of 2011 are expected to be costs associated with the optimization of commercial production at our mill facility, improvements at our housing facilities, the continued construction and development of the underground mine and further exploration of our properties.

The balance of cash and equivalents as of September 30, 2011 decreased to $45.0 million from $47.6 million as of December 31, 2010, a net decrease in cash of $2.6 million. During this period, we converted approximately $2.0 million of our treasury into physical gold and silver bullion and initiated a share buyback program pursuant to which we repurchased shares of our common stock totaling approximately $1.0 million.

Net cash provided by operating activities for the nine months ended September 30, 2011 was $24.2 million compared to net cash used in operating activities of $13.7 million during the comparable period in 2010. Our operating cash increased significantly in the 2011 period as a result of generating higher revenue and net income during the 2011 period compared to a net loss during the first nine months of 2010.

Net cash used in investing activities for the nine months ended September 30, 2011 was $7.1 million compared to net cash provided by investing activities of $2.9 million for the same period of 2010. Cash used in investing activities during the nine months ended September 30, 2011 was the result of equipment purchases in our exploration, construction and development activities and purchases of gold and silver bullion. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities. Much of the cash provided by our investing activities during the 2010 period came from the release of restricted cash, the use of which had previously been specifically designated for exploration, construction and development activities.

Net cash used in financing activities for the nine months ended September 30, 2011 was $19.5 million, consisting of dividends declared and treasury stock purchases. During the comparable period in 2010, cash provided by financing activities was $58.8 million, consisting of proceeds from the sale of common stock, partially offset by dividends declared of $4.6 million. In August 2011, we instituted a regular dividend consisting of $0.05 per share payable to shareholders of record each month until such time as the Board of Directors determines otherwise. As a result and based on the number of shares of common stock outstanding as of the date of this report, we anticipate we will continue paying dividends aggregating approximately $8.0 million each quarter; however, the Board of Directors may re-evaluate its decision on the basis of changes in our operations. The estimated aggregate amount of dividends we intend to pay may also be reduced in the future if there are significant purchases of common stock under our share repurchase program as the outstanding shares of common stock would be reduced.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•	decisions of foreign countries and banks within those countries;

•	violence and crime associated with drug cartel activity in Mexico;

•	natural disasters such as earthquakes or weather-related events;

•	unexpected changes in business and economic conditions, including the rate of inflation;

•	changes in interest rates and currency exchange rates;

•	timing and amount of production, if any;

•	technological changes in the mining industry;

•	our costs;

•	changes in exploration and overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future feasibility studies;

•	the level of demand for our products;

•	changes in our business strategy, plans and goals;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of mineralized material estimates and timing of development expenditures;

•	lack of governmental and/or local support for mining operations; and

•	commodity price fluctuations.

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

In addition to adversely affecting our mineralized material estimates and our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a particular project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project. This risk is increased since we have not sought or obtained a formal feasibility study with regard to any of our projects.

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

(a) During the fiscal period covered by this report, our management, with the participation of the Principal Executive Officer and Principal Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the three months ended September 30, 2011, we repurchased shares of Gold Resource Corporation common stock on the open market as follows:

Issuer Purchases of Equity Securities

Registered Pursuant to Section 12 of the Exchange Act

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Thousands)
September 1-30, 2011	51,000	$19.01	51,000	$19,030

Total July 1-September 30, 2011	51,000	$19.01	51,000	$19,030

(1)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

ITEM 6:	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Oberman.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Paul E. Oberman.

101	The following financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2011 are furnished herewith, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: November 9, 2011	By:	/s/ WILLIAM W. REID
William W. Reid,
Chief Executive Officer

Dated: November 9, 2011	By:	/s/ PAUL E. OBERMAN
Paul E. Oberman,
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Oberman.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Paul E. Oberman.

101	The following financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2011 are furnished herewith, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.