Form 10-K
period 2011-12-31
GOLD RESOURCE CORP
filed 2012-02-29
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number including area code: (303) 320-7708

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.     Yes   ☒    No   ☐

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

Larger accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $797,943,136 based on the closing price of the common stock of $24.93 as reported on the NYSE Amex, LLC.

As of February 28, 2012 there were 52,902,620 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s annual meeting of shareholders for 2012 are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.	BUSINESS

History and Organization

We are currently engaged in the exploration for and production of gold and silver in Mexico. We were organized under the laws of the State of Colorado in 1998. We pursue exploration of gold and silver projects, both in and outside of Mexico, that we believe feature low operating costs and have the potential to produce a high return on the capital invested. We hold a 100% interest in six properties in Mexico’s southern State of Oaxaca which we refer to as our Oaxaca Mining Unit. See “Item 2. Properties” for more information about our properties.

We completed our initial public offering (“IPO”) in August 2006. Since that time, we have raised additional capital pursuant to several private placements of our common stock. We used the proceeds of our IPO and additional private placements to conduct exploration activities at the El Aguila property. Based on our successful exploration efforts, we decided on April 11, 2007 to move forward to construct a mill and a mine at the El Aguila Project. We used the funds from subsequent private placements to build the Project. We declared commercial production at the El Aguila Project on July 1, 2010. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information. The El Aguila Project includes approximately 20,055 hectares of mining concessions, an access road from a major highway, haul roads, a mill facility and adjoining buildings, including an assay lab, an open pit and underground mine, tailings pond and other infrastructure. See “Item 2. Properties” for additional information.

Our principal executive offices are located 2886 Carriage Manor Point, Colorado Springs, Colorado 80906, and our telephone number is (303) 320-7708. Our operations in Mexico are conducted through our wholly-owned Mexican subsidiaries, Don David Gold S.A. de C.V. and Golden Trump Resources S.A. de C.V. We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the Securities and Exchange Commission (“SEC”).

Please refer to page 15 of this report for a glossary of certain terms used in this report.

Developments During 2011

We completed our first full year of commercial production of gold and silver in 2011. Two mines are located at our El Aguila Project; the El Aguila open pit mine and the La Arista underground mine. Mining at the El Aguila open pit mine was essentially completed in 2010. In the first two months of 2011, we continued to process El Aguila open pit ore that was stockpiled through the El Aguila mill. We produced metal concentrates with gold as our primary metal product and silver as a by-product.

During late 2010, we commenced development of the La Arista mine, located approximately 2 kilometers from the El Aguila mill, and began mining the La Arista vein system. Beginning in March 2011 and for the remainder of the year, we processed ore primarily from the La Arista mine, where gold and silver were our primary metal products and copper, lead and zinc were considered by-products. Our focus during 2011 was the development of the La Arista underground mine and we constructed a primary spiral decline ramp that reached Level 8 by the end of 2011. We began mining and processing ore from mine development activity and from a few stopes during 2011.

Additionally, in 2011 we completed construction of the second phase of our tailings impoundment facility using waste material from the open pit mine. We also made improvements to the mill facility by expanding the capacity of our cleaner flotation cells in the flotation circuit.

Commercial Production

During 2011, we produced a total of 66,159 ounces of gold equivalent from the El Aguila Project at an approximate average cash operating cost of $136 per ounce, net of by-product credits. (See, “Non GAAP Measures” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for more information.) We processed an aggregate of 214,215 tonnes of ore with an average grade of 3.43 grams per tonne gold and 357 grams per tonne silver. See the table titled “Production and Sales Statistics—El Aguila Project” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for detailed information regarding our production statistics. An anomalous storm in April 2011 flooded the lowest levels of the La Arista underground mine which negatively impacted our mining operations for approximately two months.

Exploration

Exploration during 2011 was focused primarily on the El Aguila Project with infill and step out drilling at the La Arista vein system. We also performed exploration at several of our properties, including commencing a surface exploration program on portions of the Las Margaritas property and a limited drilling campaign at Alta Gracia and El Chamizo. Please see the map of our properties on page 10 for more information regarding our exploration properties. At Alta Gracia and El Chamizo, we are drilling from the surface at these properties focusing on previously identified drill targets. We are also conducting some underground exploration and testing at the Alta Gracia property by driving drifts and crosscuts into exposed veins. At the El Rey property, we began to drain and refurbish an existing shaft to facilitate additional exploration and gain access underground to test a vein system identified from earlier drilling. We also carried out a geophysical survey, called Titan 24, over a large part of the El Aguila Project area which resulted in several very distinct geologic anomalies. However, we have not established proven or probable reserves as defined in the SEC’s Industry Guide 7 (“Guide 7”) at our El Aguila Project or any of our other properties. See “Item 2. Properties” for additional information regarding our exploration activities.

Dividends

Commencing in July 2010, we declared special dividends for each month until August 2011 when we instituted a regular monthly dividend of $0.05 per share. We declared an aggregate of $0.50 per share in dividends in 2011. The dividends have been charged against our additional paid in capital and are considered a return of capital dividend. See, “Item 5. Market For Common Equity, Related Stockholder Matters and Purchase of Equity Securities,” for additional information.

No Proven or Probable Reserves

We have not yet demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. In Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Reserves cannot be considered proven and probable unless and until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or produced by us should not be considered proven or probable reserves. As of December 31, 2011, none of our mineralized material met the definition of proven or probable reserves.

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

Government Regulations and Permits

In connection with mining, milling and exploration activities, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The department responsible for environmental protection in Mexico is SEMARNAT, which is similar to the United States Environmental Protection Agency. SEMARNAT has broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water courses, dust and noise.

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

Customers

During the year ended December 31, 2011, 96% of our total sales of metals concentrate were made to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V. (Consorcio) and 4% of our sales were to Beheer, B.V. of Lucerne, Switzerland (Beheer), each a Trafigura Group Company. In the event that our relationship with Consorcio or Beheer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our metals concentrate and by-product metals. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results.

Employees

We currently have seven full-time employees in the United States, three of which serve as our executive officers. These individuals devote all of their business time to our affairs. We also engage several financial consultants, including our Chief Financial Officer, who provide us their services as necessary to assist with our administrative and financial affairs.

In Mexico, through our wholly-owned Mexican subsidiaries, we employ approximately 305 Mexican nationals, including our El Aguila Project Manager, Exploration Manager and Country Manager. We also use various independent contractors for developing our underground mine, surface exploration drilling and trucking.

ITEM 1A.	RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

We have incurred substantial losses in the past and may not continue to be profitable. We achieved our first year of profitability in 2011 since our inception in 1998. During the fiscal years ended December 31, 2010 and 2009, we reported net losses of approximately $23.1 million and $34.1 million, respectively and we had an accumulated deficit of approximately $39.5 million as of December 31, 2011. While we were profitable in 2011, there is no assurance that we will continue to be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses or the revenue we generate from production may not be sufficient to fund continuing operations including exploration and development costs. Our failure to report future profits may adversely affect the price of our common stock and you may lose all or part of your investment.

Our existing production is limited to a single mine and any interruptions or stoppages in our mining activities would adversely affect our revenue. We are presently relying on a single mine to provide ore for processing at our mill facility which contains the mineralized material we sell to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to collect revenue in the foreseeable future. Additionally, if we are unable to economically develop additional mines, we will eventually deplete the ore body and will no longer generate revenue sufficient to fund our operations. A decrease in or cessation of our mining operations would adversely affect our financial performance and may eventually cause us to cease operations.

We have no proven or probable reserves and our decision to commence commercial production is not based on a study demonstrating economical recovery of any mineral reserves and is therefore inherently risky. Any funds spent by us on exploration or development could be lost. We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties. Under Guide 7, the SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Any mineralized material discovered or produced by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to perform additional exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and obtain a positive feasibility study which demonstrates with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Since we commenced commercial production of mineralized material at the El Aguila Project without a feasibility study, there is inherent uncertainty as to whether the mineralized material can be economically produced or if so, for what period of time. The absence of proven or probable reserves makes it more likely that our properties may cease to be profitable and that the money we spend on exploration and development may never be recovered.

Since we have no proven or probable reserves, our investment in mineral properties is not reported as an asset in our financial statements which may have a negative impact on the price of our stock. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and have reported substantially all exploration and construction expenditures as expenses until such time, if ever, we are able to establish proven or probable reserves, and expect to continue that practice in the future. If we are able to establish proven or probable reserves, we would report development expenditures as an asset subject to future amortization using the units-of-production method. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these types of future capital expenditures as an asset. Accordingly, our historical financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could have a negative impact on our stock price.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated. When making determinations about whether to advance any of our projects to development, such as the El Aguila Project, we rely upon estimated calculations as to the mineralized material on our properties. Since we have not conducted a feasibility study demonstrating proven or probable reserves, estimates of mineralized material presented in our press releases and regulatory filings contain less certainty than would be the case if the estimates were made in accordance with the SEC-recognized definition of proven and probable reserves. Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably and any decision to move forward with development is inherently risky. Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. This risk is increased since we have not received a feasibility study on any of our properties. There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale. These in-place mineralized material estimates will be diluted in the mining process.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties. The profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold, silver and other precious metals. The price of gold may also have a significant influence on the market price of our common stock. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold or silver prices. The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

Mineral	2007	2008	2009	2010	2011
Gold	$696.00	$872.00	$972.00	$1,225.00	$1,572.00
Silver	$13.38	$14.99	$14.67	$20.19	$35.12

The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We currently do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our gold and silver production and as a result we are exposed to the impact of any significant decrease in the price of gold or silver. We sell the gold and silver we are producing at the prevailing market price. Currently, we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future gold or silver production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold or silver price, but we are not protected against decreases in the gold or silver price, and if the gold or silver price decreases significantly, our revenues may be materially adversely affected.

If we are unable to achieve gold and silver production levels anticipated from our El Aguila Project, our financial condition and results of operation will be adversely affected. We have proceeded with the processing of the El Aguila open-pit area ore and the development of the La Arista mine at the El Aguila Project based on estimates of mineralized material identified in our drilling program and estimates of gold and silver recovery based on test work developed during our scoping study. However, risks related to metallurgy are inherent when working with extractable minerals. Sales of gold and silver that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration. This risk may be increased since we have not sought or obtained a feasibility study or reserve report with regard to any of our properties. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock and you may lose all or part of your investment.

Our current property portfolio is limited to a single producing property and our ability to remain profitable over the long term will depend on our ability to identify, explore and develop additional properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. The acquisition of gold and silver properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. If we are unable to find, develop, and economically mine new properties, we most likely will not be profitable on a long term basis and the price of our common stock may suffer.

Our producing property is subject to a lease in favor of a third party which provides for royalties on production. We lease our El Aguila property from a third party. Our lease for the El Aguila property provides for a net smelter return royalty of 4% where production is sold in the form of gold/silver dorè and 5% where production is sold in concentrate form. All of our production to date has been processed and sold as concentrate. The requirement to pay royalties to the owner of the concessions at our El Aguila property, which includes the open pit mine and underground mine, will reduce our profitability from production of gold or other precious metals.

Since we have a very limited operating history, investors have little basis to evaluate our ability to operate. We were organized in 1998 and declared commercial production of our first mine less than two years ago. Our activities to date have been focused on raising financing, exploring our properties and preparing for production at the El Aguila Project. Our mill at the El Aguila Project is still optimizing production and we are presently processing ore using only the flotation circuit of the mill. We face all of the risks commonly encountered by other businesses that lack an established operating history, including the need for additional capital and personnel, and intense competition. There is no assurance that our business plan will be successful.

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

Our underground mining operations are subject to unique risks. The exploration for minerals and the development and production of mining operations from an underground mine involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases. The occurrence of one or more of these events in connection with our exploration, development, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial position.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations. Our operations, including our ongoing exploration drilling program and production at the El Aguila Project, require permits from the Mexican government. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.

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

Our business operations may be adversely affected by social and political unrest in Oaxaca or by violence and crime in Mexico. Our existing properties are all located in the State of Oaxaca, Mexico. Oaxaca City, the capital of the State of Oaxaca, experienced a period of social and political unrest in 2006. Certain civilian groups seeking political reform staged protests and demonstrations in various locations in Oaxaca City, including schools, government offices and major roadways. Our business operations could be negatively impacted if Oaxaca or other areas of Mexico experiences another similar event. Additionally, various areas in Mexico are impacted by increasing violence and crime which may lead local residents to resist cooperating with the federal government and outside organizations and also to an increased military presence in those areas. Our operating activities may be interrupted if we are unable to hire qualified personnel or if we are denied access to the site where our properties are located due to social unrest or increased violence and crime. We may also be required to make additional expenditures to provide increased security in order to protect property or personnel located at our properties. Significant delays in exploration or increases in expenditures will likely have a material adverse effect on our financial condition and results of operations.

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

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business. If any of our current executive employees or our principal financial consultant were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. Messrs. William, David and Jason Reid, and Mr. Juan Manuel Flores are our critical employees at this time. Paul E. Oberman is a financial consultant who provides services to us as chief financial officer. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our critical personnel at this time. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	Changes in the worldwide price for gold;

•	Disappointing results from our exploration or production efforts;

•	Producing at rates lower than those targeted;

•	Weather conditions, including unusually heavy rains;

•	Failure to meet our revenue or profit goals or operating budget;

•	Decline in demand for our common stock;

•	Downward revisions in securities analysts’ estimates or changes in general market conditions;

•	Technological innovations by competitors or in competing technologies;

•	Investor perception of our industry or our prospects; and

•	General economic trends.

In the last 12 months, the price of our stock has ranged from a low of $15.06 to a high of $31.38. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

The sale of common stock by certain of our shareholders may depress the price of our common stock due to the limited trading market which exists. Due to a number of factors, including our stage of development and the past history of our common stock trading in the over the counter securities market prior to becoming listed on a national securities exchange, the trading volume in our common stock has been limited. Trading over the last 90 days has averaged approximately 200,000 shares per day. The sale of a significant amount of common stock by our principal shareholders, including Hochschild Mining Holdings Limited, may depress the price of our common stock. As a result, you may lose all or a part of your investment.

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 18% of our common stock and our largest shareholder owns approximately 28% of our common stock as of February 28, 2012. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, this group may be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time. However, you should be aware that you may have limited ability to influence the outcome of any vote in the future.

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

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and also to issue options and warrants to purchase shares of our common stock without stockholder approval. As of February 28, 2012, there were 52,902,620 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then outstanding shares without further shareholder approval. Because we experience lower trading volume in our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

Past payments of dividends on our common stock are not indictors of future payments of dividends. As of February 28, 2012, we have declared an instituted cash dividend on our common stock of $0.05 per share per month. However, our ability to pay dividends in the future will depend on a number of factors, including cash flow, development requirements and strategies, spot gold and silver prices and taxation and general market conditions. Further, a portion of our cash flow will likely be retained to finance our operations. Any material change in our operations may affect future dividends which may be modified at the discretion of our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We classify our mineral properties into two categories: “Operating Properties” and “Exploration Properties”. Operating Properties are properties on which we operate a producing mine and are what we consider a “material” property in accordance with Guide 7. We currently have an interest in six properties, one Operating Property and five Exploration Properties, in the southern state of Oaxaca, Mexico. All of the properties except the Solaga property are located in what is known as the San Jose structural corridor, which runs north 70 west. Our properties comprise 48 continuous kilometers of this structural corridor, which spans three historic mining districts in Oaxaca.

The map below shows the general location of our six properties:

Operating Properties

The El Aguila Project

Background

Effective October 14, 2002, we leased three mining concessions from a former consultant to our company known as El Aguila, El Aire and La Tehuana, which totaled 1,896 hectares. The El Aguila and El Aire concessions are part of the El Aguila Project and the La Tehuana concession comprises the Las Margaritas property.

The El Aguila lease agreement with our former consultant is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations, which primarily consists of paying the appropriate royalty to the lessor.

In 2010, we subsequently acquired, at no additional cost, two additional concessions from our former consultant, which we refer to as El Chacal and El Pilon, totaling 1,445 hectares, each of which are subject to a 2% royalty to him, but are not subject to the lease. We have filed for and received additional concessions for the El Aguila Project that total an additional 17,639 hectares which we refer to as El Pitayo, El Talaje, El Coyote, El Zarrito, San Luis and La Curva. These additional concessions are also not part of the concessions leased or acquired from our former consultant, and bring our interest in the El Aguila Project to an aggregate of 20,055 hectares. The mineral concessions making up the El Aguila Project are located within the San Pedro Totolapam Ejido. As described in more detail in “Mining Concessions and Regulations” below, we are required to pay concession fees to the Mexican government to maintain our interest in these concessions, including the concessions which are subject to the lease agreement with our former consultant. We paid approximately $33,000 during 2011 in maintenance fees to the Mexican government for the concessions comprising El Aguila Project.

Location and Access

The El Aguila Project is located in the Sierra Madre del Sur mountains of southern Mexico, in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers (75 miles) southeast of Oaxaca City, the state’s capital city. At the village of San Jose de Gracia, the property is approximately four kilometers due northwest from the village. We have constructed a gravel road from the village to the mine and mill sites which supports adequate access to the property by small and large vehicles.

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

Geology and Mineralization

The El Aguila Project is located in the San Jose de Gracia Mining District in Oaxaca. Multiple volcanic domes of various scales, and probably non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character.

There are no known reserves at El Aguila and we have proceeded to commercially mine the property absent a feasibility study that would indicate any proven or probable reserves. As discussed in more detail below, we have produced metal concentrates from two locations on the El Aguila property, the open pit mine (“El Aguila open pit”) and the underground mine at the La Arista vein system. The El Aguila open pit mineralization is considered low sulfidation, epithermal mineralization of gold and silver with no base metals. The La Arista vein system is considered intermediate epithermal mineralization of gold, silver, copper, lead, and zinc. The host rock at the La Arista vein system is primarily andesite.

Facilities

We constructed a mill facility and infrastructure at the El Aguila Project for approximately $35 million, which was completed in 2010. The mill is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic ores and producing up to three separate concentrate products for sale, and an agitated leach circuit capable of producing gold and silver dore for sale. Depending on the specific ore type and characteristics, the mill, as it is presently configured, can process a nominal 440,000 tonnes of ore per year. Power is provided by diesel generators at the site. We obtained water rights from the Mexican government for an amount of water we believe is sufficient to meet our operating requirements and pump it approximately five kilometers to the site from a permitted well located near the Totolapam River .

Additional improvements we have made at the site include constructing an access road from a major highway, installing a water line and pumping station, creating haul roads from the mine site, constructing buildings adjacent to the mill facility for office space and an assay lab and construction of a tailings impoundment and other infrastructure.

In October 2007, we acquired an additional parcel of land which is approximately five hectares in size and adjacent to the community of San Jose de Gracia. The land cost us $153,000. We have completed construction of an employee housing facility on this parcel for approximately $1.9 million that includes 10 buildings and houses approximately 50 people.

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

In August 2003, we commenced an initial drilling and exploration program. Through 2011, we have drilled a total of 307 core holes equaling 83,173 meters and 177 reverse circulation holes equaling 15,609 meters for a total of 484 holes totaling 98,782 meters (324,086 feet).

Exploration at the El Aguila Project has involved drilling the El Aguila open pit mineralization and drilling the El Aire vein system mineralization and the discovery and subsequent detailed drilling of the La Arista vein system. The La Arista vein system is made up of two primary veins, the Baja vein and the Arista vein which are approximately 30 meters apart but also include multiple near parallel veins of varying length. The drilling of the La Arista vein system has shown mineralized material over 500 meters of strike length and 500 meters of depth. Both veins are open along strike and depth.

Our exploration program at El Aguila during 2011 and 2012 is primarily focused on development work at the La Arista vein system and although there is no specific timetable for exploration, development of the vein system remains our highest exploration priority. We anticipate spending approximately $4.8 million in 2012 for exploration at El Aguila, consisting of approximately $3.8 million for drilling, $250,000 for geochemical surveys and $700,000 for geophysical exploration, including an airborne magnetic survey of all of our properties. We anticipate that all exploration activities will be funded from working capital.

Operating Activities

We declared commercial production at the El Aguila Project July 1, 2010. Mineral production during 2010 consisted of processing ore from the El Aguila open pit located approximately 0.5 kilometers from the mill. Mining of the open pit ore was essentially completed in 2010 and there remained a stockpile of open pit ore approximating 131,000 tonnes at the end of 2010. In 2010, we processed 166,237 tonnes of open pit ore with an average grade of 3.7 grams per tonne gold and 43.2 grams per tonne silver from this ore through the mill’s flotation circuit.

During 2010, we began developing an underground mine to access two veins we named the La Arista and Baja veins, which we refer to as the “La Arista vein system”. The underground mine is approximately 2 kilometers from the mill. We have constructed a primary decline ramp and that reached Level 8, approximately170 meters below the portal, at December 31, 2011. We have also constructed a safety/ventilation decline ramp in conjunction with the primary decline ramp.

In November 2010, we commenced underground mining and stockpiling of the La Arista ore at our El Aguila Project and continue to develop multiple working faces on the veins. We began the first stope between Level 4 and Level 5 during 2011 and we are mining ore from the stopes between Levels 4 and 5 and Levels 5 and 6 at December 31, 2011.

We began transitioning from processing the open pit ore to the underground ore at our mill facilities in March 2011. Since that time, and especially following an anomalous storm in April 2011 which flooded the lower levels of the underground mine, we have periodically processed ore from the open pit stockpile in addition to underground ore to supplement mill throughput. For approximately six weeks during the cleanup phase following the storm, we were unable to remove ore from the underground mine and supplemented approximately 20% of the mill throughput with stockpiled open pit ore. In June 2011, we began processing ore from one of the first stopes we encountered and have combined this ore with development ore from La Arista. In 2011, the combined open pit and underground ore that we processed through the mill averaged 619 tonnes of ore per day and totaled 214,215 tonnes for the year, with an average grade of 3.43 grams per tonne gold and 357 grams per tonne silver. All of our processing is taking place using the mill’s flotation circuit, as we have not yet utilized the mill’s agitated leach circuit. We anticipate we would use the agitated leach circuit if ever we are able to mine sufficient ore from the El Rey property.

Please see the table titled “Production and Sales Statistics—El Aguila Project” in Item 7. Management’s Discussion and Analysis for additional details concerning our mineral production statistics for 2011 and 2010.

Exploration Properties

We currently hold an interest in five additional properties in Oaxaca, which we classify as exploration properties. We do not currently consider any of these properties to be a “material” property for purposes of Guide 7 and none of these properties has any known reserves. We anticipate all exploration activities at these properties will be funded through our working capital.

The El Rey Property

The El Rey property consists of concessions in another area in the state of Oaxaca known as El Rey, El Virrey, La Reyna and El Marquez. We acquired the El Rey concession from our former consultant and it is subject to a 2% net smelter return royalty payable to him. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government. These concessions total 2,773 hectares and we are required to pay concession maintenance fees semi-annually to the Mexican government to maintain the claims. We paid $9,500 in maintenance fees for the concessions comprising El Rey property in 2011.

The El Rey property is approximately 64.4 kilometers (40 miles) from the El Aguila Project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be trucked to the El Aguila Project mill for processing.

Limited drilling at El Rey has encountered gold and silver mineralization up to 1 meter of 132.5 grams per tonne gold (4.25 ounces per tonne) and 1.5 meters of 958 grams per tonne silver. The mineralized material has been located within 100 meters from the surface. To date, we have drilled 48 core holes for a total of 5,278 meters (17,316 feet) at the El Rey property. During 2011, we began to refurbish and extend an existing shaft on the property to permit underground exploratory drilling. We purchased a hoist and began designing a headframe to use at the shaft to facilitate underground access.

We intend to continue exploration at El Rey during 2012 and have budgeted $1.2 million for that purpose, including $500,000 for continued work on the existing shaft and $500,000 for additional drilling from the surface and underground. However, we have temporarily ceased work at El Rey following a recent request to obtain additional approvals from local community agencies. We are working with the local agencies and anticipate resolving the matter, but we have no assurance we will be able to resume our exploration activities in the near term.

The Las Margaritas Property

The Las Margaritas property is made up of the La Tehuana concession. We leased this concession in October 2002 from our former consultant along with two of the concessions comprising the El Aguila property and the terms of this agreement are discussed under “The El Aguila Project” above. It is comprised of approximately 925 hectares located adjacent to the El Aguila Project. We are also required to pay concession maintenance fees semi-annually to the Mexican government to maintain this claim and we paid $17,000 in maintenance fees during 2011.

To date, we have conducted limited surface sampling that has identified mineralization containing up to 4,150 grams per tonne silver and 6.29 grams per tonne gold. Based on these results, we intend to continue exploration activity at Las Margaritas. We have budgeted approximately $200,000 for additional geophysical and geochemical testing during 2012 to continue identifying potential drill targets. We have obtained permits and completed design work to commence construction of a new access road bypassing the community of Las Margaritas to allow year-round access to the drill targets without being impaced by fluctuating water levels from the nearby river. We have not established a formal timetable for exploration, however, if we initiate an exploratory drilling program at the property, we would anticipate spending approximately $500,000 during the first twelve months on surface drilling.

The Solaga Property

In February 2007, we leased a 100% interest in a property we refer to as the Solaga property, which is comprised of two mining concessions totaling 618 hectares known as Solaga I and Solaga II. The property is located approximately 120 kilometers (75 miles) northeast of the El Aguila Project. The primary term of the lease is for eight years and can be held after that by production. The lease is subject to a 4% net smelter return royalty on any production. The lease also requires an annual minimum advance royalty payment of $10,000 if production has not commenced by 2010. We paid the minimum advance royalty in 2010 and 2011 to the lessor in accordance with the lease. We are also required to pay concession maintenance fees semi-annually to the Mexican government to maintain the claims and we paid $2,600 in maintenance fees for Solaga during 2011.

A dormant silver mine is located on the Solaga property which was in production as recently as the 1980’s. However, we cannot estimate if or when we will reopen the mine. We have not conducted any exploration activities at the property and have not established a timetable for exploration. To the extent we have the personnel and equipment available during 2012, we will commence exploration activities and have budgeted approximately $600,000 for that purpose. We intend to conduct surface sampling and geological mapping at the Solaga property, as well as to evaluate whether to rehabilitate the historic workings located at the property.

The Alta Gracia Property

In August 2009, we acquired claims adjacent to the Las Margaritas property in the Alta Gracia Mining District by filing concessions known as the David 1, the David 2 and La Hurradura, totaling 5,175 hectares. We refer to this property as the Alta Gracia property. We are required to pay concession maintenance fees to the Mexican government semi-annually in order to maintain these claims and we paid $6,500 in annual fees during 2011.

During 2010, we conducted surface sampling and geologic mapping at Alta Gracia. Our rock chip samples and other geologic field work have identified several structural targets containing gold and silver mineralization, including three high-grade polymetallic veins that outcrop on the surface near some historic workings. We believe these results justified further exploration using an exploratory drill program. During 2010 and 2011, we identified multiple drill targets and in 2011 drilled 21 shallow exploratory core holes for a total of 5,030 meters (16,502 feet). We also conducted a small amount of underground exploration by driving drifts and crosscuts into exposed veins. Initial drill results are encouraging and warrant continued drilling in 2012 to test other targets generated from surface sampling and the deeper zones of veins encountered to date. In 2011, we had 33 intercepts grading over 200 grams silver per tonne from intervals averaging over one meter down hole length. Assays identified mineralization up to 1020 grams per tonne silver with 3.73 grams per tonne gold and only trace amounts of other base metals.

We have no established timetable for our exploration activities at Alta Gracia; however, we have budgeted approximately $1 million for additional exploration activities in 2012, including $500,000 to continue exploratory drilling. In addition to surface drilling, we intend to develop underground drill stations for deeper exploratory drilling and to test for mineral continuity. In late 2011 and continuing in 2012, we began rehabilitating historic adits located at the site to permit underground access and intend to spend approximately $250,000 to complete this work. The remaining $250,000 is budgeted for geophysical and geochemical testing.

The El Chamizo Property

In June 2011, we staked mineral claims between the El Rey property and Alta Gracia property and acquired an exploration concession from the Mexican government of approximately 26,386 hectares (101 square miles) referred to as El Chamizo. We are required to pay maintenance fees to the Mexican government semi-annually to maintain these claims and during the second half of 2011 we paid approximately $3,000 in maintenance fees. Because of the close proximity of El Chamizo to Alta Gracia, exploration activity began on this property during late 2011 and to date has been limited to geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters (4,353 feet). Additional work in 2012 will include the property-wide airborne geophysical survey and additional geochemical sampling and drilling, which is included in the exploration budget for Alta Gracia.

Mining Concessions and Regulations

Mineral rights in Mexico belong to the Mexican federal government and are administered pursuant to Article 27 of the Mexican Constitution. All of our mining concessions are exploitation concessions, which may be granted or transferred to Mexican citizens and corporations. Our leases or concessions are held by our Mexican subsidiaries. Exploitation concessions have a term of 50 years and can be renewed for another 50 years. Concessions grant us the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessment are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Mining concessions are registered at the Public Registry of Mining in Mexico City and in regional offices in Mexico.

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

Ejido Lands and Surface Right Acquisitions

Surface lands at our Oaxaca mining properties are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. We have an agreement with the local San Pedro Totolapam Ejido allowing exploration and exploitation of mineralization at the El Aguila Project and our surrounding properties.

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

We have established surface rights agreements with the San Pedro Totolapam Ejido and the individuals impacted by our proposed operations which allow disturbance of the surface where necessary for our exploration activities and mining operations.

Office Facilities

We constructed an administrative office building adjacent to the mill site as part of the facilities at the El Aguila Project. In 2010, we purchased a building in Colorado Springs, Colorado, containing approximately 4,500 square feet which serves as our executive and administrative headquarters.

Glossary

The following terms used in this report shall have the following meanings:

Adit:	A more or less horizontal drive (walk-in mine) into a hill that is usually driven for the purpose of intersecting or mining an ore body. An adit may also be driven into a hill to intersect or connect a shaft for the purpose of dewatering. Adits were commonly driven on a slight incline to enable loaded mine trucks to have the advantage of a downhill run out, while the empty (lighter) truck was pushed uphill back into the hill. The incline also allows water to drain out of the adit. An adit only becomes a tunnel if it comes out again on the hill somewhere, like a train tunnel.

Andesite:	An extrusive igneous, volcanic rock, of intermediate composition, with aphanitic to porphyritic texture characteristic of subduction zones, such as the western margin of South America. Along with basalts they are a major component of the martian crust.

Doré:	Unrefined gold and silver bars usually containing more than 90% precious metal.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Gram:	A metric unit of weight and mass, equal to 1/1000th of a kilogram. One gram equals .035 ounces. One ounce equals 31.103 grams.

Hectare:	Another metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

Kilometer:	Another metric unit of measurement, for distance. The prefix “kilo” means 1000, so one kilometer equals 1,000 meters, one kilometer equals 3,280.84 feet, which equals 1,093.6 yards, which equals 0.6214 miles.

Manto:	A mineralogy term meaning a layer or stratum.

Mineralized Material:	Minerals or any mass of host rock in which minerals of potential commercial value occur.

Net Smelter Return Royalty:	A share of the net revenue generated from the sale of metal produced by the mine.

Ore or Ore Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Portal:	The entrance to the mine at the surface.

Silicified:	Is combined or impregnated with silicon or silica.

Tonne:	A metric ton. One tonne equals 1000 kg. It is approximately equal to 2,204.62 pounds.

Volcanogenic:	Of volcanic origin.

Volcanic domes:	These are mounds that form when viscous lava is erupted slowly and piles up over the vent, rather than moving away as lava flow. The sides of most domes are very steep and typically are mantled with unstable rock debris formed during or shortly after dome emplacement. Most domes are composed of silica-rich lava which may contain enough pressurized gas to cause explosions during dome extrusion.

Conversion Table

Metric System	Imperial System

1 metre (m)	3.2808 feet (ft)

1 kilometer (km)	0.6214 mile (mi)

1 square kilometer (km2)	0.3861 square mile (mi2)

1 square kilometer (km2)	100 hectares (has)

1 hectare (ha)	2.471 acres (ac)

1 gram (g)	0.0322 troy ounce (oz)

1 kilogram (kg)	2.2046 pounds (lbs)

1 tonne (t)	1.1023 tons (t)

1 gram/tonne (g/t)	0.0292 ounce/ton (oz/t)

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, and to the best of our knowledge, no such proceeding is threatened, the results of which would have a material impact on our properties, results of operation, or financial condition. Nor, to the best of our knowledge, are any of our officers or directors involved in any legal proceedings in which we are an adverse party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE Amex LLC stock exchange, which we refer to as the NYSE Amex, under the symbol “GORO”. Prior to August 30, 2010, our common stock traded over-the-counter and was quoted on the OTC Bulletin Board under the same symbol “GORO.” The table below sets forth the high and low bid prices for our common stock on the OTC Bulletin Board until August 29, 2010 and the high and low sales price of the common stock thereafter on the NYSE Amex for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were effected.

Year Ending	High	Low
December 31, 2011
First Quarter	$29.90	$21.16
Second Quarter	31.38	21.76
Third Quarter	28.74	16.65
Fourth Quarter	24.19	15.06

December 31, 2010
First Quarter	$11.60	$9.50
Second Quarter	13.00	9.80
Third Quarter	19.97	12.01
Fourth Quarter	29.75	18.70

On February 28, 2012, the high and low sales price of our common stock on the NYSE Amex stock exchange were $26.01 and $25.60, respectively, and we had approximately 65 holders of record of our common stock. The approximate number of beneficial shareholders is 11,000.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average Exercise price of Outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	5,160,000	$8.51	3,140,000

Equity compensation plans not approved by security holders:	—	$—	N/A

Total	5,160,000	$8.51	3,140,000

Purchases of Equity Securities by the Company and Affiliated Purchasers

In September 2011, our Board of Directors authorized a share repurchase program to purchase up to $20.0 million of our common stock with no pre-established end date.

Issuer Purchases of Equity Securities

Registered Pursuant to Section 12 of the Exchange Act

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (Thousands)
September 1-30, 2011	51,000	$19.01	51,000	$19,030

Total July 1-September 30, 2011	51,000	$19.01	51,000	$19,030

October 1-31, 2011	—	$—	—	$19,030
November 1-30, 2011	53,251	18.39	53,251	18,046
December 1-31, 2011	—	—	—	18,046

Total October 1-December 31, 2011	53,251	$18.39	53,251	$18,046

TOTAL 2011	104,251	$18.69	104,251	$18,046

(1)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

The following graph compares the performance of Gold Resource Corporation common stock with the performance of the NYSE Amex Composite Index and the NYSE Arca Gold Bugs, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on December 31, 2007.

	Base	Total Cumulative Return
	Period	Years Ending
Company / Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Gold Resource Corporation	100	78.65	253.71	660.67	479.64
NYSE Arca Gold Bugs Index	100	73.88	105.03	140.06	121.84
NYSE Amex Composite Index	100	60.00	75.74	91.65	94.55

Transfer Agent

Computershare Investor Services is the transfer agent for our common stock. The principal office of Computershare is located at 350 Indiana Street, Suite 750, Golden, CO 80401 and its telephone number is (303) 262-0600.

Dividend Policy

Since we have declared commercial production at our El Aguila Project, one of our primary goals is to make a cash or in-kind distribution to shareholders. In keeping with this policy, and beginning July 2010, we determined on a monthly basis to declare a special dividend every month until August 2011 ranging from $0.03 to $0.04 per share. In August 2011, we increased the dividend to $0.05 per share and instituted a regular monthly dividend policy at that time. Special and regular dividends should not be considered a prediction or guarantee of future dividends. Our instituted dividend may be discontinued at the discretion of our Board of Directors, depending on variables such as operating cash flow, development requirements and strategies, spot gold and silver prices, taxation and general market conditions. At the present time, we are not party to any agreement that would limit our ability to pay dividends. The dividends have been charged against our additional paid in capital and were considered return of capital dividend since Gold Resource Corporation, as a stand-alone U.S. corporation, had no current or accumulated tax-basis earnings or profits in 2011 and 2010.

The table below sets forth the frequency and amounts of cash dividends declared on our common stock for the two most recent fiscal years:

Date Declared	Per Share Amount
July 30, 2010	$0.03
August 30, 2010	0.03
September 29, 2010	0.03
October 28, 2010	0.03
November 27, 2010	0.03
December 21, 2010	0.03

TOTAL 2010:	$0.18

January 26, 2011	$0.03
February 23, 2011	0.03
March 29, 2011	0.03
April 28, 2011	0.04
May 26, 2011	0.04
June 27, 2011	0.04
July 25, 2011	0.04
August 23, 2011	0.05
October 5, 2011	0.05
October 27, 2011	0.05
November 29, 2011	0.05
December 28, 2011	0.05

TOTAL 2011:	$0.50

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

Operating Data	Year Ended December 31,
(in thousands, except share data)	2011	2010	2009	2008	2007
Sales of metals concentrate	$105,163	$14,754	$—	$—	$—

Mine gross profit	87,206	9,799	—	—	—
Operating Income (loss)	45,674	(22,839)	(34,184)	(26,349)	(8,319)
Other income (expense)	2,414	(235)	55	334	242

Income (loss) before income taxes	48,058	(23,074)	(34,129)	(26,015)	(8,076)
Income tax benefit (expense)	12,037	—	—	—	—

Net income (loss) before extraordinary item	$60,125	$(23,074)	$(34,129)	$(26,015)	$(8,076)

Extraordinary item	(1,756)	—	—	—	—

Net income (loss)	$58,369	$(23,074)	$(34,129)	$(26,015)	$(8,076)

Basic income (loss) per share before extraordinary item	$1.13	$(0.46)	$(0.78)	$(0.76)	$(0.28)
Extraordinary item	(0.03)	—	—	—	—

Basic income (loss) per share	$1.10	$(0.46)	$(0.78)	$(0.76)	$(0.28)

Diluted income (loss) per share before extraordinary item	$1.06	$(0.46)	$(0.78)	$(0.76)	$(0.28)
Extraordinary item	(0.03)	—	—	—	—

Diluted income (loss) per share	$1.03	$(0.46)	$(0.78)	$(0.76)	$(0.28)

Weighted average shares—basic	52,979,481	50,042,471	43,764,703	34,393,854	28,645,038
Weighted average shares—diluted	56,414,654	50,042,471	43,764,703	34,393,854	28,645,038

Balance Sheet Data	As of December 31
(in thousands)	2011	2010	2009	2008	2007
Cash and cash equivalents	$51,960	$47,582	$6,752	$3,535	$22,007

Total current assets	89,527	57,687	20,701	3,737	22,051
Property and equipment, net	10,318	4,849	1,726	812	352
Land and mineral rights	227	227	227	227	152
Deferred tax asset	19,517	—	—	—	—
Total assets	119,595	62,797	22,665	4,781	22,557

Current liabilities	30,186	6,456	725	1,753	768
Long-term obligations	2,281	2,495	1,992	—	—
Shareholders’ equity	87,128	53,846	19,948	3,028	21,789

See the consolidated financial statements attached hereto under Item 8 for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Introduction

The following discussion analyzes our operating results for the three fiscal years ended December 31, 2011 and our financial condition at December 31, 2011 and 2010, with a particular emphasis on the year ended December 31, 2011.

Overview

Business

We are a mining company that pursues gold and silver projects that we anticipate will feature low operating costs and high returns on capital and is currently focused on mineral production at the El Aguila Project in Oaxaca, Mexico. We began commercial production of metal concentrates in July 2010 from the El Aguila open pit mine. We experienced our first full year of operations in 2011. During the first two months of 2011, we processed ore from our El Aguila open pit mine where our primary metal product was gold and our by-product was silver. For the remaining ten months of 2011, we processed ore primarily from our underground La Arista mine where our primary metal products are gold and silver and our by-products are copper, lead and zinc, although we briefly supplemented approximately 20% of our production with stockpiled open pit ore during the clean-up period following an anomalous storm in April 2011.

For the year ended December 31, 2011, we recorded revenues of $105.2 million, mine gross profit of $87.2 million, net income before extraordinary item of $60.1 million and net income of $58.4 million. We produced a total of 66,159 ounces gold equivalent for the twelve months ended December 31, 2011 at a cash cost of $136 per gold equivalent ounce. Precious metal gold equivalent is determined by taking the silver payable metal ounces produced and converting them to the dollar equivalent of gold by using the gold to silver average price ratio. The gold and silver average prices used are the actual metal prices realized from the sales of our metals concentrate. (Please see the section titled “Non-GAAP Measure” below for additional information concerning the cash cost per ounce measure.)

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required by the SEC guidelines (see Note 1 to the Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date, including construction of the mill and mines, have been expensed and therefore do not appear as assets on our balance sheet. We therefore also expensed construction and development expenditures in 2011 related to the La Arista underground mine. Certain expenditures, such as expenses for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company regarding the treatment of construction and development expenditures as an operating expense rather than as a capital expenditure, has caused us to report larger losses in 2009 and 2010 and lower net income in 2011 than if we had capitalized the expenditures. Additionally, we will not have a corresponding depreciation or amortization expense for these costs going forward since they are expensed as incurred rather than capitalized. Although the majority of the capital expenditures for the El Aguila Project were completed between 2007 and 2010, we expect underground mine construction to continue in future years. In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report larger losses or lesser profits as a result of this ongoing construction, which will be expensed instead of capitalized for accounting purposes.

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

Exploration Activities

During 2011, we focused primarily on infill and step out drilling at the La Arista underground mine, located at the El Aguila Project. Because this drilling is actually used to define the mineralization and to assist in mining of the ore at the underground mine, these expenses are considered development and delineation of the ore body (not exploration), and these costs are accounted for under construction and development.

Exploration activities that are expensed as exploration expenses are activities that consist of, but are not limited to, drilling on the balance of the property to test new geologic targets. At the El Rey property we intend to conduct further exploration from underground by draining and refurbishing an existing shaft for access and to sink the shaft deeper to enable us to explore the previously drilled veins by drifting, crosscutting and establishing underground drill stations, once the refurbishment is complete. We expect to test-mine some of the veins and generate bulk samples for metallurgical testing purposes. We are also exploring and testing at the Alta Gracia property by drilling from the surface and driving drifts and crosscuts into exposed veins.

Other Events

In August 2011, we began purchasing gold and silver bullion to diversify our treasury and for possible use in conjunction with a program to offer shareholders the ability to receive gold and silver bullion in lieu of cash payment of dividends. It is expected that the bullion will be minted into coins in connection with this program. During the year ended December 31, 2011, we purchased approximately 868 ounces of gold and 41,728 ounces of silver at market prices for a total cost of $3.0 million.

On August 23, 2011, the Board of Directors instituted a regular dividend payment of $0.05 per share per month, or $0.60 per share per year, beginning with the August dividend payable in September 2011. Prior to instituting a regular dividend, the dividends were characterized as special dividends. Special dividends have been declared each month since we commenced commercial production on July 1, 2010 and we moved to institute a regular dividend based on our performance in the latter part of 2011. The dividends have been charged against our additional paid in capital and were considered return of capital dividend since Gold Resource Corporation, as a stand-alone U.S. corporation, had no current or accumulated tax-basis earnings or profits in 2011 and 2010.

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which we may repurchase up to $20.0 million of our common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. As of December 31, 2011, we repurchased 104,251 shares of common stock for approximately $2.0 million.

Results of Operations—Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Sales of metals concentrate, net

During the year ended December 31, 2011, we generated revenues of $105.2 million, net of treatment charges, compared to revenues of $14.8 million during the same period of 2010, an increase of 610.8%. As mentioned previously, 2011 was our first full year of commercial production, while production in 2010 was limited to six months. Also, metals prices realized in 2011 increased over the prior year, with average per ounce gold prices increasing to $1,596 from $1,201 per ounce, a 33% increase, and average per ounce silver prices increasing to $35 from $20 per ounce, a 75% increase. Metal concentrate sales during 2010 were generated only from the El Aguila open pit mine; for 2011, metal concentrate sales were derived from the El Aguila open pit mine during the first two months of the year and substantially from the La Arista underground mine for the remaining ten months of the year.

The table below sets forth the production and sales statistics from the El Aguila Project for 2011 and 2010. This table includes a break-down in the production statistics by mine for which production and sales from the El Aguila open pit mine occurred during the first two months of 2011, and compares those results to our six months of commercial production during 2010 (July-December) from the El Aguila open pit mine. This table also sets forth production and sales statistics from the La Arista underground mine for March through December 2011. (There are no comparable statistics for 2010 for the La Arista underground mine.)

Production and Sales Statistics - El Aguila Project
	Year 2011			Year 2010
	Combined Open Pit and Underground (12 months) 2011	La Arista - Underground (10 months) 2011	El Aguila - Open Pit (2 months) 2011	El Aguila - Open Pit (6 months) 2010

Production Summary

Milled:
Tonnes Milled	214,215	167,806	46,409	166,237
Tonnes Milled per Day	619	561	829	755

Grade:
Average Gold Grade g/t	3.43	3.45	3.35	3.70
Average Silver Grade g/t	357	446	39	43
Average Copper Grade %	0.46	0.46	—	—
Average Lead Grade %	1.28	1.28	—	—
Average Zinc Grade %	2.84	2.84	—	—

Recoveries:
Average Gold Recovery %	87	88	81	76
Average Silver Recovery %	89	93	75	68
Average Copper Recovery %	77	77	—	—
Average Lead Recovery %	78	78	—	—
Average Zinc Recovery %	76	76	—	—

Gross Payable metal produced
Gold (ozs.)	21,586	16,027	5,559	10,493
Silver (ozs.)	2,180,309	2,122,000	58,309	111,316
Copper (tonnes)	620	620	—	—
Lead (tonnes)	1,840	1,840	—	—
Zinc (tonnes)	3,730	3,730	—	—

Payable metal sold
Gold (ozs.)	19,092	15,175	3,917	9,918
Silver (ozs.)	2,073,027	2,029,422	43,605	105,222
Copper (tonnes)	464	464	—	—
Lead (tonnes)	1,510	1,510	—	—
Zinc (tonnes)	2,812	2,812	—	—

Average metal prices realized
Gold (ozs.)	$1,596	$1,644	$1,383	$1,201
Silver (ozs.)	$35	$35	$34	$20
Copper (tonnes)	$8,095	$8,095	—	—
Lead (tonnes)	$2,184	$2,184	—	—
Zinc (tonnes)	$1,995	$1,995	—	—

Gold equivalent ounces produced
Gold (ounces)	21,586	16,027	5,559	10,493
Equivalent Gold (ounces) from Silver	44,573	44,573	—	—

Total Gold and Gold Equivalent (ounces)	66,159	60,600	5,559	10,493

Unit costs
Costs per tonne - ore mined	$25	$26	$16	$11
Costs per tonne - ore milled	$56	$51	$4	$17

Total cost per tonne	$81	$77	$20	$28

Cash cost per ounce Gold Equivalent (1)	$136	$137	$87	$217

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Non-GAAP Measures.

For the year ended December 31, 2011, we sold 19,092 ounces gold and 2,073,027 ounces silver from the El Aguila Project compared to 9,918 ounces gold and 105,222 ounces silver during 2010. From the El Aguila open pit mine, we sold 3,917 ounces gold and 43,605 ounces silver produced during the first two months of 2011; our sales during 2010 were derived solely from the El Aguila open pit mine. From the La Arista underground mine, we sold 15,175 ounces gold and 2,029,422 ounces silver during the remaining ten months of 2011. Production during 2011 from the underground mine resulted in improved metal recoveries which was supported by increase in the average metal prices realized compared to 2010. We also generated revenues in 2011 from sales of base metal concentrates (copper, lead and zinc) which are derived from and are considered by-products of our gold and silver production.

Production

For the year ended December 31, 2011, we produced 66,159 gold equivalent ounces compared to 10,493 gold ounces for the same period of 2010. See the table titled “Production and Sales Statistics-El Aguila Project” above for additional information regarding our mineral production statistics.

We continue to focus mining and development activities at the La Arista underground mine and our production is dependent on the rate of mine development and the establishment of sufficient stopes and working faces. We anticipate the number of stopes and working faces will increase in 2012 and that production will increase as well. We are targeting production of 120,000 to 140,000 ounces gold equivalent in 2012.

Mine gross profit. For the year ended December, 2011, mine gross profit, which is equal to net revenue minus costs of production (including depreciation, depletion, amortization and accretion), totaled $87.2 million compared to $9.8 million for the year ended December 31, 2010. The significant increase in mine gross profit from the prior year was primarily due to the increase in sales of metal concentrate, at higher metal prices realized, as discussed above. Mine gross profit percentages for the year ended December 31, 2011 increased to 82.9% from 66.4% during the same period in 2010.

Net income (loss) before extraordinary item. For the year ended December 31, 2011, net income before extraordinary item was $60.1 million, or $1.06 per diluted share, as compared to a net loss before extraordinary item of $23.1 million or $0.46 per diluted share, for the comparable period of 2010. Net income before extraordinary item for the year ended December 31, 2011 was driven by the fact that we generated significantly more revenue from the sale of precious metals and base metals in the period combined with increased mine gross profit margins and the income tax benefit for a reduction to the income tax valuation allowance. We commenced commercial production in July 2010 and did not record revenue during the first six months of 2010.

Costs and expenses. Total costs and expenses during the year ended December 31, 2011 were $41.5 million compared to $32.6 million during the comparable period of 2010, an increase of $8.9 million, or 27.3%. This increase in costs and expenses, which are discussed by category below, was primarily the result of our operations transitioning to our underground mine development activities and an increase in stock-based compensation.

General and administrative expenses. General and administrative expenses, exclusive of stock based compensation, for the year ended December 31, 2011 was $9.0 million compared to $6.6 million for the same periods of 2010. The cash components of general and administrative expense include salaries and benefits, professional fees, investor relations, community relations and travel. The change in general and administrative expenses was attributable to increases in community relations, professional fees, and salaries and benefits. The increase during the year ended December 31, 2011 principally reflects the transition to an operating mining company, principally in the areas of increased Mexican operations and corporate management and personnel costs and supporting professional services.

For the year ended December 31, 2011, stock-based compensation (a non-cash expense) increased $3.9 million compared to 2010. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The fair value of stock option grants is then amortized and expensed over the respective vesting period. The fair value of options granted or vested during the year ended December 31, 2011 was $5.4 million compared to $1.1 million in 2010. This increase resulted from the issuance of additional stock options during the periods. See Note 10 to the Consolidated Financial Statements for additional information.

Exploration expenses. Property exploration expenses totaled $4.9 million for the year ended December 31, 2011, compared to $4.7 million during the same period of 2010. The exploration expenses for year ended December 31, 2011 has not changed materially from the comparable period of 2010. The exploration program continues consistent with the targeted drilling activity planned at our properties. We anticipate spending approximately $8.0 million for exploration in 2012, including a combined $3.0 million for all exploration properties, which excludes El Aguila.

Construction and development expenses. Construction and development expenses during the year ended December 31, 2011 increased to $21.0 million from $18.4 million during 2010. As mentioned previously, our expenses relating to development drilling and construction of the La Arista underground mine are categorized as construction and development expenses. During 2011, we also completed the second phase of the tailings dam, and expanded the capacity of the cleaner flotation cells in the flotation circuit. We will continue to focus on further development of La Arista for the foreseeable future.

Other income (expense). For the year ended December 31, 2011, we recorded other income of $2.4 million, compared to other expense of $0.2 million during the same period of 2010. The change in other income (expense) resulted primarily from recognizing a currency exchange gain of $2.7 million during the year ended December 31, 2011 compared to a currency exchange loss of $0.3 million in the comparable period in 2010. The current year gains resulted from currency translation adjustments during a period when the dollar was declining compared to the Mexican peso. We also incurred an unrealized loss of $0.4 million resulting from the fair market value adjustment to gold and silver bullion held.

Income tax benefit (expense). For the year ended December 31, 2011, income tax benefit was $12.0 million compared to nil for the same period in 2010. The 2011 income tax benefit is principally comprised of a reduction in the valuation allowances of our Mexican subsidiary, Don David Gold, and the U.S. parent totaling $28.3 million, or $0.50 per diluted share, and a current income tax expense of Don David Gold of $17.8 million (after the utilization of the previously existing net operating loss carry-forward of $7.3 million). There was no corresponding income tax provision during the 2010 period. The deferred tax benefit and expense of Golden Trump Resources was fully offset by changes in the valuation reserve. See Note 6 to the Consolidated Financial Statements for additional information.

Extraordinary item. On April 20, 2011, the El Aguila Project suffered severe damage from an anomalous rain and hail storm which flooded the La Arista underground mine and damaged existing roads, buildings and equipment. We experienced a loss of $2.5 million, for which we recorded an extraordinary loss of $1.8 million, net of income tax benefit of $750,000, for the year ended December 31, 2011.

Results of Operations – Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

During the year ended December 31, 2010, we sold 10,493 ounces of gold at an average price of $1,201 per ounce for $12.6 million of revenue, net of smelter treatment charges, and 111,316 ounces of silver at an average price of $20 per ounce for approximately $2.2 million of revenue, net of smelter treatment charges. We had mine gross profit of $9.8 million for the year ended December 31, 2010. There were no comparable sales of precious metals in 2009.

For the year ended December 31, 2010, we reported a net loss of $23.1 million, or $0.46 per share, compared to a net loss of $34.1 million, or $0.78 per share, for the year ended December 31, 2009. Our net loss decreased in 2010 compared to 2009 as a result of generating revenues for the first time at the El Aguila Project in 2010.

Total costs and expenses for the year ended December 31, 2010 were $32.6 million compared to $34.2 million in the comparable period of 2009, a decrease of $1.6 million or 4.6%. The decrease in costs and expenses was primarily due to operations shifting from construction activities to production activities consistent with commencing commercial production during 2010.

The property exploration expense component for the year ended December 31, 2010 decreased $3.1 million, or 39.7%, from the comparable period of 2009, from $7.8 million to $4.7 million. The decrease reflected our focus on establishing commercial production and the resulting decrease in exploration activities.

The construction and development cost component for the year ended December 31, 2010, decreased $2.6 million, or 12.4%, from the comparable period of 2009, from $21.0 million to $18.4 million. The decrease reflected our completed engineering and construction of the open pit mine and mill and a corresponding shift in our construction emphasis to the underground La Arista mine development and production.

General and administrative expenses increased $4.1 million or 164.0% to $6.6 million for the year ended December 31, 2010 as compared to $2.5 million for the comparable period in 2009. This cash component of the increase was primarily due to an increase in salaries and benefits attributable to an increase in the number of employees in Mexico, changes to our executive employment agreements and increased professional fees relating to our financing transaction and NYSE Amex listing. The component of general and administrative expense of non-cash stock based compensation expense was $2.7 million for the year ended December 31, 2010, compared to $2.8 million for the comparable period in 2009.

For the years ended December 31, 2010 and 2009, we recorded a currency translation adjustment gain of $215,000 and a currency translation adjustment loss of $968,000, respectively.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP, as well as provided some non-U.S. GAAP (“non-GAAP”) performance measures. Because the non-GAAP performance measures are not calculated in accordance with U.S. GAAP, they may not be comparable to similar measures presented by other companies.

Accordingly, these measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance calculated in accordance with U.S. GAAP.

Cash Cost per Gold Equivalent Ounce

We use cash operating cost per gold ounce or gold equivalent ounce (excluding royalty), calculated in accordance with the Gold Institute’s standard, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. In accordance with the Gold Institute Standard, the cash operating cost is arrived at by taking our mine cost of sales and adding treatment charges paid to the buyer of the metals concentrate, subtracting by-product credits earned from all metals other than the primary precious metals produced, and subtracting depreciation expense, accretion expense, and royalty payments. We have reconciled cash operating cost per gold equivalent ounce to reported U.S. GAAP measures in the table below. The most comparable financial measures to our cash operating cost calculated in accordance with U.S. GAAP are cost of sales. Mine cost of sales is derived from amounts included in the Consolidated Statements of Operations.

The following summary of our cash operating costs for the year ended December 31, 2011 and 2010 was calculated in accordance with the Gold Institute Standard and begins with our mine cost of sales in accordance with U.S. GAAP as noted below:

	Year Ended December 31,
	2011	2010
	(In thousands, except gold equivalent ounces and per gold equivalent ounce)
Gold equivalent ounces produced	66,159	10,493

Cost of sales—production costs	17,957	4,955
Treatment charges	11,659	552
By-product credits	(14,357)	(2,342)
Depreciation costs	(473)	(166)
Accretion costs	(82)	(68)
Royalties	(5,676)	(652)

Cash operating cost	9,028	2,279

Cash operating cost per gold equivalent ounce	$136	$217

Liquidity and Capital Resources

As of December 31, 2011, we had working capital of $59.3 million, consisting of current assets of $89.5 million and current liabilities of $30.2 million. This represents an increase of $8.1 million from the working capital balance of $51.2 million as of December 31, 2010. At December 31, 2011, our sources of working capital included cash on hand and cash generated by operations. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our operations, including exploration and mine development and construction, and to pay income taxes and dividends.

Prior to achieving profitable operations, we have historically relied on equity financings to fund our operations. Since achieving profitability in 2011, we do not currently anticipate raising additional equity financing in the foreseeable future. As of December 31, 2011, we did not have any outstanding debt.

Our most significant expenditures during 2011 were costs associated with the optimization of commercial production at our mill facility, improvements at our mill, the continued construction and development of the underground mine and further exploration of our properties and dividends paid to shareholders. Our significant expenditures for 2012 are projected to be further construction and development at the underground mine, increased exploration activities and dividends.

The balance of cash and equivalents as of December 31, 2011 increased to $52.0 million from $47.6 million as of December 31, 2010, a net increase in cash of $4.4 million. During this period, we converted approximately $3.0 million of our treasury into physical gold and silver bullion and initiated a share buyback program pursuant to which we repurchased shares of our common stock totaling approximately $2.0 million.

Net cash provided by operating activities for the year ended December 31, 2011 was $42.4 million compared to net cash used in operating activities of $21.3 million during the comparable period in 2010. Our operating cash increased significantly in the 2011 period as a result of generating higher revenue and net income during the 2011 period compared to a net loss during the year ended December 31, 2010.

Net cash used in investing activities for the year ended December 31, 2011 was $9.3 million compared to net cash provided by investing activities of $7.9 million for 2010. Cash used in investing activities during the year ended December 31, 2011 was the result of equipment purchases in our exploration, construction and development activities and purchases of gold and silver bullion. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities. Much of the cash provided by our investing activities during the 2010 period came from the release of restricted cash, the use of which had previously been specifically designated for exploration, construction and development activities.

Net cash used in financing activities for the year ended December 31, 2011 was $28.4 million, consisting of dividends declared and treasury stock purchases. During the comparable period in 2010, cash provided by financing activities was $54.1 million, consisting of proceeds from the sale of common stock, partially offset by dividends declared of $9.3 million. In August 2011, we instituted a regular monthly dividend consisting of $0.05 per share payable until such time as the Board of Directors determines otherwise. As a result and based on the number of shares of common stock outstanding as of the date of this report, we anticipate we will continue paying dividends aggregating approximately $8.0 million each quarter; however, the Board of Directors may re-evaluate its decision on the basis of changes in our operations. The estimated aggregate amount of dividends we intend to pay may also be reduced in the future if there are significant purchases of common stock under our share repurchase program as the outstanding shares of common stock would be reduced.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

Contractual Obligations

Our known obligations at fiscal year-end December 31, 2011, are set forth in the table below:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Purchase Obligations(1)	$1,961	$1,449	$512	$—	$—
Employee Salary Compensation (2)	912	504	408	—	—

Total	$2,873	$1,953	$920	$—	$—

(1)	Represents amounts due to our executive officers pursuant to their respective employment agreements with our company.
(2)	Represents amounts due to non-executive employees pursuant to their respective employment agreements with our company.

Critical Accounting Policies

We believe that application of the following accounting policies, which are critical to our financial position and results of operations, requires significant judgments and estimates on the part of management.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves; valuation of gold and silver bullion; valuation of accounts receivable for metal concentrates; valuation of ore and concentrate inventories; recoverability of prepaid expenses; obligations for environmental, reclamation, and closure matters; estimates related to asset impairments of long lived assets and investments; classification of expenditures as either an asset or an expense; stock-based compensation expense; valuation of deferred tax assets; and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets for impairment. If impairment indicators exist, we perform additional analysis to quantify the amount by which capitalized costs exceed recoverable value. The periodic evaluation of capitalized costs is based upon expected future cash flows, including estimated salvage values. As of December 31, 2011, our mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values, or alternative future uses.

Property and Equipment

All items of property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.

Asset Retirement Obligation

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the unit of production method.

Stock Based Compensation

We record compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of stock options at their grant date is estimated by using the Black-Scholes-Merton option pricing model.

Foreign Currency Translation

The local currency where our properties are located, the Mexican peso, is the functional currency for our subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Intercompany equity accounts are translated using historical rates. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments are not included in the determination of net loss for the period and are reported as a separate component of shareholders’ equity.

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

Recently Adopted Accounting Standards

We evaluate the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP and the impact on the Company. We have adopted the following new accounting standards during 2011:

Accounting Standards Update (“ASU”) No. 2010-06, was issued in January 2010, and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The disclosure of activity within Level 3 fair value measurements was effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. There was no impact to our financial position or results of operations for the additional disclosure requirements in 2011.

ASU No. 2010-13 was issued in April 2010, and clarifies the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU was effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The impact to our financial position and results of operations for the adoption of this guidance was immaterial.

ASU 2010-29 was issued in December 2010 and requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. There was no impact to our financial position, results of operations or cash flows as a result of adopting this guidance.

Recently Issued Accounting Standards Updates

The following accounting standards updates were recently issued and have not yet been adopted by us. These standards are currently under review to determine their impact on our consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. We anticipate that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. We adopted the provisions of ASU 2011-05 with no impact to our consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

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

Provisional Sales Contract Risk

We enter into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through earnings each period prior to final settlement.

At December 31, 2011, we had outstanding provisionally priced sales of $34.2 million consisting of 6,264 ounces of gold and 716,438 ounces of silver, 197 tons of copper, 606 tons of lead and 1,497 tons of zinc which had a fair value of approximately $33.8 million including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $181,000.

At December 31, 2010, we had outstanding provisionally priced sales of $2.7 million consisting of 1,710 ounces of gold and 16,635 ounces of silver, which had a fair value of approximately $2.8 million including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $28,195.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:
Management’s Report on Internal Controls over Financial Reporting	35
Report of Independent Registered Public Accounting Firm	36
Consolidated Balance Sheets at December 31, 2011 and 2010	38
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 and for the period from Inception (August 24, 1998) to December 31, 2011	39
Consolidated Statement of Other Comprehensive Income for the years ended December 31, 2011, 2010 and 2009 and for the period from Inception (August 24, 1998) to December 31, 2011	40
Consolidated Statement of Changes in Shareholders’ Equity (Deficit) for the period from Inception (August 24, 1998) to December 31, 2011	41
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and for the period from Inception (August 24, 1998) to December 31, 2011	42
Notes to Consolidated Financial Statements	44

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

The Securities Exchange Act of 1934 defines internal control over financial reporting in Rules 13a-15(f) and 15d-15(f) as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	Provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gold Resource Corporation

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, other comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011, and the period August 24, 1998 (inception) to December 31, 2011. We also have audited Gold Resource Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gold Resource Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011, and the period August 24, 1998 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Gold Resource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado

February 28, 2012

3500 South Yosemite Street | Suite 600 | Denver, CO 80237 | P: 303.694.6700 | TF: 888.766.3985 | F: 303.694.6761 |

www.starkcpas.com

An Independent Member of BKR International

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$51,960	$47,582
Gold and silver bullion	2,549	—
Accounts receivable	14,281	1,185
Inventories	4,243	3,063
IVA taxes receivable	4,425	5,678
Deferred tax assets	11,118	—
Prepaid expenses and other current assets	951	179

Total current assets	89,527	57,687

Land and mineral rights	227	227
Property and equipment—net	10,318	4,849
Deferred tax assets	19,517	—
Other assets	6	34

Total assets	$119,595	$62,797

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,691	$2,449
Accrued expenses	4,879	777
IVA taxes payable	4,984	1,640
Income taxes payable	15,987	—
Dividends payable	2,645	1,590

Total current liabilities	30,186	6,456
Asset retirement obligation	2,281	2,495

Total liabilities	32,467	8,951
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock—$0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized: 52,998,303 shares issued and outstanding at December 31, 2011 and 2010	53	53
Additional paid-in capital	132,529	152,444
(Deficit) accumulated during the exploration stage	(39,522)	(97,891)
Treasury stock at cost, 104,251 shares	(1,954)	—
Other comprehensive income—currency translation adjustment	(3,978)	(760)

Total shareholders’ equity	87,128	53,846

Total liabilities and shareholders’ equity	$119,595	$62,797

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2011, 2010 and 2009

and for the period from Inception (August 24, 1998) to December 31, 2011

(U.S. dollars in thousands, except shares and per share amounts)

	2011	2010	2009	Inception (August 24, 1998) to December 31, 2011

Sales of metals concentrate, net	$105,163	$14,754	$—	$119,917

Mine cost of sales:
Production costs applicable to sales	17,402	4,721	—	22,123
Depreciation, depletion, and amortization	473	166	—	639
Accretion	82	68	—	150

Total mine cost of sales	17,957	4,955	—	22,912

Mine gross profit	87,206	9,799	—	97,005

Costs and expenses:
General and administrative expense	9,049	6,608	2,534	25,297
Stock-based compensation expense	6,570	2,694	2,844	14,404
Exploration expenses	4,927	4,692	7,811	34,105
Construction and development	20,986	18,435	20,995	74,916
Production start up expense, net	—	209	—	209
Management contract—US Gold, related party	—	—	—	752

Total costs and expenses	41,532	32,638	34,184	149,683

Operating income (loss)	45,674	(22,839)	(34,184)	(52,678)

Other income (expense)	2,414	(235)	55	2,875

Income (loss) before income taxes	48,088	(23,074)	(34,129)	(49,803)

Income tax benefit (expense)	12,037	—	—	12,037

Net income (loss) before extraordinary item	60,125	(23,074)	(34,129)	(37,766)

Extraordinary items:
Flood loss, net of income tax benefit of $750	(1,756)	—	—	(1,756)

Net income (loss)	$58,369	$(23,074)	$(34,129)	$(39,522)

Net income (loss) per common share:
Basic:
Before extraordinary item	$1.13	$(0.46)	$(0.78)
Extraordinary item	(0.03)	—	—

Net income (loss)	$1.10	$(0.46)	$(0.78)

Diluted:
Before extraordinary item	$1.06	$(0.46)	$(0.78)
Extraordinary item	(0.03)	—	—

Net income (loss)	$1.03	$(0.46)	$(0.78)

Weighted average shares outstanding:
Basic	52,979,481	50,042,471	43,764,703

Diluted	56,414,654	50,042,471	43,764,703

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

for the years ended December 31, 2011, 2010 and 2009

and for the period from Inception (August 24, 1998) to December 31, 2011

(U.S. dollars in thousands, except shares and per share amounts)

	2011	2010	2009	Inception (August 24, 1998) to December 31, 2011
Net income (loss)	$58,369	$(23,074)	$(34,129)	$(39,522)

Other comprehensive (loss) income:
Currency translation gain (loss)	(3,218)	215	(968)	(3,978)

Net comprehensive (loss) income	$55,151	$(22,859)	$(35,097)	$(43,500)

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the period from Inception (August 24, 1998) to December 31, 2011

(U.S. dollars in thousands, except shares and per share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Accumulated (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at Inception, August 24, 1998	—	—	—	—	—	—	—
Shares issued for Contributed capital	3,800,000	4	(2)	—	—	—	2
Cash	23,055,352	24	38,223	—	—	—	38,247
Management contract	2,560,000	2	390	—	—	—	392
Conversion of debentures	200,000	1	50	—	—	—	51
Repayment of loan related to exploration agreement	1,200,000	1	499	—	—	—	500
Stock grants	2,485,000	3	744	—	—	—	747
Stock options exercised	510,604	—	243	—	—	—	243
Satisfaction of payables	1,280,000	1	319	—	—	—	320
Investor relations	460,000	—	938	—	—	—	938
Investment banking services	521,600	—	—	—	—	—	—
Consulting services in Mexico	15,000	—	55	—	—	—	55
Share issuance costs forgiven	—	—	25	—	—	—	25
Stock options granted	—	—	2,203	—	—	—	2,203
Currency translation adjustment	—	—	—	—	—	(7)	(7)
Net (loss)	—	—	—	(40,688)	—	—	(40,688)

Balance, December 31, 2008	36,087,556	36	43,687	(40,688)	—	(7)	3,028

Stock options granted	—	—	2,844	—	—	—	2,844
Stock options exercised, cashless exercise	677,933	1	(1)	—	—	—	—
Shares issued for cash at $3.00 per share	4,330,000	4	12,986	—	—	—	12,990
Shares issued for cash at $4.00 per share	5,000,000	5	19,995	—	—	—	20,000
Shares issued for cash at $8.185 per share	1,954,795	2	15,998	—	—	—	16,000
Stock options exercised at $3.68 per share	50,000	—	184	—	—	—	184
Currency translation adjustment	—	—	—	—	—	(968)	(968)
Net (loss)	—	—	—	(34,129)	—	—	(34,129)

Balance, December 31, 2009	48,100,284	48	95,693	(74,817)	—	(975)	19,949

Stock options granted	—	—	2,694	—	—	—	2,694
Stock options exercised, cashless exercise	141,440	—	—	—	—	—	—
Shares issued for cash at $4.63 per share	50,000	—	231	—	—	—	231
Shares issued for cash at $8.62 per share	600,000	1	5,171	—	—	—	5,172
Shares issued for cash at $9.50 per share	631,579	1	5,999	—	—	—	6,000
Shares issued for cash at $16.00 per share	3,475,000	3	51,986	—	—	—	51,989
Return of capital dividend	—	—	(9,330)	—	—	—	(9,330)
Currency translation adjustment	—	—	—	—	—	215	215
Net (loss)	—	—	—	(23,074)	—	—	(23,074)

Balance, December 31, 2010	52,998,303	53	152,444	(97,891)	—	(760)	53,846

Stock options granted	—	—	6,570	—	—	—	6,570
Purchase of treasury stock	—	—	—	—	(1,954)	—	(1,954)
Return of capital dividend	—	—	(26,485)	—	—	—	(26,485)
Currency translation adjustment	—	—	—	—	—	(3,218)	(3,218)
Net income	—	—	—	58,369	—	—	58,369

Balance, December 31, 2011	52,998,303	53	132,529	(39,522)	(1,954)	(3,978)	87,128

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2011, 2010 and 2009

and for the period from Inception (August 24, 1998) to December 31, 2011

(U.S. dollars in thousands)

	2011	2010	2009	Inception (August 24, 1998) to December 31, 2011
Cash flows from operating activities:
Net income (loss)	$58,369	$(23,074)	$(34,129)	(39,522)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	856	324	167	1,544
Accretion expense	82	68	—	150
Asset retirement obligation	—	315	1,992	2,307
Stock compensation	6,570	2,694	2,844	16,051
Management fee paid in stock	—	—	—	392
Related party payable paid in stock	—	—	—	320
Foreign currency translation adjustment	(3,218)	215	(968)	(3,978)
Loss on disposal of asset	—	4	—	4
Issuance cost forgiven	—	—	—	25
Unrealized loss from gold/silver bullion held	429	—	—	429
Deferred tax assets	(30,635)	—	—	(30,635)
Changes in operating assets and liabilities:
Accounts receivable	(13,096)	(1,185)	—	(14,281)
Inventories	(1,180)	(2,838)	(225)	(4,243)
IVA taxes receivable	1,253	(3,716)	(2,132)	(4,425)
Prepaid expenses and other current assets	(772)	146	47	(951)
Accounts payable	(758)	4,142	(1,029)	1,691
Accrued expenses	4,102	—	—	4,879
IVA taxes payable	3,344	—	—	4,984
Income taxes payable	15,987	—	—	15,987
Dividends payable	1,055	1,590	—	2,645
Other	29	(24)	(6)	(8)

Total adjustments	(15,952)	1,735	690	(7,113)

Net cash provided by (used in) operating activities	42,417	(21,339)	(33,439)	(46,635)

Cash flows from investing activities:
Capital expenditures	(6,325)	(3,560)	(1,204)	(12,324)
Purchase of gold and silver bullion	(2,977)	—	—	(2,977)
Restricted cash	—	11,436	(11,436)	—

Net cash (used in) provided by investing activities	(9,302)	7,876	(12,640)	(15,301)

Cash flows from financing activities:
Proceeds from sales of common stock	—	63,393	48,990	150,633
Proceeds from exercise of stock options	—	—	184	428
Proceeds from debentures—founders	—	—	—	50
Dividends paid	(26,484)	(9,330)	—	(35,814)
Treasury stock purchases	(1,954)	—	—	(1,954)
Proceeds from exploration funding agreement—Canyon Resources	—	—	—	500

Net cash (used in) provided by financing activities	(28,438)	54,063	49,174	113,843

Continued on next page

	$000,000	$000,000	$000,000	$000,000
	2011	2010	2009	Inception (August 24, 1998) to December 31, 2011
Effect of exchange rates on cash and equivalents	(299)	230	123	53

Net increase (decrease) in cash and equivalents	4,378	40,830	3,218	51,960

Cash and equivalents at beginning of period	47,582	6,752	3,534	—

Cash and equivalents at end of period	$51,960	$47,582	$6,752	$51,960

Supplemental Cash Flow Information
Interest paid	$—	$—	$—	$—

Income taxes paid	$—	$—	$—	$—

Non-cash investing and financing activities:
Conversion of Canyon Resources funding into common stock	$—	$—	$—	$500

Conversion of founders debentures into common stock	$—	$—	$—	$50

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

As of December 31, 2011, none of the Company’s mineralized material met the definition of proven or probable reserves.

Basis of Presentation: The consolidated financial statements included herein are expressed in United States dollars, the Company’s reporting currency, and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned Mexican corporation subsidiaries, which are Don David Gold S.A. de C.V. (“Don David Gold”) and Golden Trump Resources S.A. de C.V (“Golden Trump Resources”). The expenditures of all of these subsidiaries are generally incurred in Mexican pesos. Significant intercompany accounts and transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves; valuation of gold and silver bullion; valuation of accounts receivable for metal concentrates; valuation of ore and concentrate inventories; recoverability of prepaid expenses; obligations for environmental, reclamation, and closure matters; estimates related to asset impairments of long lived assets and investments; classification of expenditures as either an asset or an expense; stock-based compensation expense; valuation of deferred tax assets; and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

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

Gold and Silver Bullion: From time to time, the Company may purchase gold and silver bullion on the open market in order to diversify its treasury and potentially provide for an alternative form of payment for the payment of dividends. Because ASC Topic 815 “Derivatives and Hedging” does not consider gold and silver to be readily convertible to cash, the Company carries this asset at the lower of cost or market, with unrealized holding gains and losses recognized in the Company’s income statement.

Accounts Receivable: Accounts receivable consists of trade receivables from the sale of metals concentrate.

Inventories: Major types of inventories include ore stockpile inventories, concentrate inventories and materials and supplies, as described below. Inventories are carried at the lower of average cost or net realizable value, in the case of ore stockpile inventories and materials and supplies. The net realizable value of ore stockpile inventories represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Concentrate inventories are carried at the lower of full cost of production or net realizable value based on current metals prices. Write-downs of inventory are reported as a component of production costs applicable to sales.

Ore Stockpile Inventories: Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation, depletion and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term. At December 31, 2011, all ore stockpile inventories were classified as current.

Concentrate Inventories: Concentrates inventories include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Inventories consist of copper, lead and zinc metal concentrates, which contain gold and silver mineralization.

Materials and Supplies Inventories: Materials and supplies inventories are carried at cost not in excess of their estimated net realizable value. Cost includes applicable taxes and freight. Inventories consist of chemical reagents, parts, fuels and other materials and supplies.

IVA Taxes Receivable and Payable: In Mexico, value added taxes (IVA) are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers.

For the period from inception through 2008, substantially all of the Company’s refund claims were initially denied by the tax authorities. The Company has provided a full valuation allowance for refundable IVA for the period from inception through 2008. During 2009, the Company was successful in establishing the validity of its claims and received IVA refunds in the amount of $1.1 million. Furthermore, it appears that the tax authorities will honor the Company’s claims for substantially all of the IVA paid during 2009 and any future years. Amounts recorded as IVA taxes receivable and payable in the consolidated financial statements represent the estimated recoverable payments made during 2011, 2010 and 2009.

Mineral Acquisition Costs: The costs of acquiring land and mineral rights are considered tangible assets. Significant acquisition payments are capitalized. General, administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable ore body is discovered, such capitalized costs are amortized when production begins using the units-of-production method. If no mineable ore body is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Exploration Costs: Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

Design, Construction, and Development Costs: Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven and probable reserves. Under these circumstances, the Company classifies a project as an exploration stage project and expenses substantially all costs, including design, engineering, construction, and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. If a project is determined to contain proven and probable reserves, costs incurred in anticipation of production can be capitalized. Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use. The cost of start-up activities and ongoing costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

If a project commences commercial production and the project is determined to contain proven and probable reserves, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

Property and Equipment: All items of property and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are expensed as incurred while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations. Depreciation of property and equipment is computed using straight-line methods over the estimated economic lives, as follows:

Trucks and autos	4 to 5 years
Office furniture and equipment	5 to 10 years
Machinery & equipment	6 to 8 years
Buildings	20 to 30 years

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of December 31, 2011, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven and probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values or alternative future uses.

Asset Retirement Obligations: The Company’s mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties, the costs are added to the capitalized costs of the property and amortized using the units-of-production method.

Treasury Stock: Treasury stock represents shares of the Company’s common stock which has been repurchased on the open market at the prevailing market price at the time of purchase. Treasury stock is shown at cost as a separate component of equity as a deduction from total capital stock.

Revenue Recognition: Sales of all metals products sold directly to the Company’s metals concentrate buyer, including by-product metals, are recorded as revenue when title and risk of loss transfer to the buyer (generally at the time shipment is delivered at buyer’s port) at estimated forward prices for the anticipated month of settlement. Due to the time elapsed between shipment and the final settlement with the buyer, the Company must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices until final settlement with the buyer.

Sales to the Company’s buyer are recorded net of charges for treatment, refining, smelting losses, and other charges negotiated by the Company with the buyer. Charges are estimated upon shipment of concentrates based on contractual terms, and actual charges do not vary materially from estimates. Costs charged by smelters include a metals payable fee, fixed treatment and refining costs per ton of concentrate.

Changes in metals prices on the London Bullion Market between shipment and final settlement will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment. Concentrate sales, which are initially recorded based on estimated forward pricing, contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

Changes in the market price of metals significantly affect the Company’s revenues, results of operations and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company’s control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company’s revenue is derived from the sale of gold, silver, copper, lead and zinc, its results of operations are directly related to the prices of these metals.

Stock Based Compensation: The Company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which requires the input of subjective assumptions including expected volatility, risk-free interest rates, the expected life of the option dividend yields and expected forfeitures and cancellations. Expected volatility is based on the historical price volatility of the Company’s common stock. Risk-free interest rates are based on U.S. government obligations with a term approximating the expected life of the option. The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” for plain vanilla options. The Company paid dividends beginning in July 2010 and, accordingly, a dividend yield was considered in calculating the grant date fair value of options granted subsequent to that date; however, no dividend yield was considered for options granted prior to July 2010. Based on historical experience, forfeitures and cancellations are not significant.

Comprehensive Income (Loss): Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Equity. Accumulated other comprehensive income (loss) is composed of foreign currency translation adjustment effects.

Income Taxes: Income taxes are computed using the liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carry-forwards. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized.

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

Fair Value of Financial Instruments: ASC 825, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates are based upon certain market assumptions and pertinent information available to management as of the balance sheet date. The Company’s financial instruments consist of cash and cash equivalents investments in gold and silver bullion, accounts receivable, and accounts payable as of December 31, 2011 and 2010. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at December 31, 2011 due to their short maturities. See also Note 2, “Gold and Silver Bullion.”

Foreign Operations: The Company’s reporting currency is the U.S. dollar. The Company’s present mining activities are in Mexico and the majority of its revenues and expenses at its Mexican subsidiaries are denominated in the Mexican peso. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company’s investments.

Foreign Currency Translation Gain (Loss) and Foreign Currency Transaction Gain (Loss): The local currency where the Company’s properties are located, the Mexican peso, is the functional currency for the Company’s subsidiaries. However, while these subsidiaries incur expenses in the Mexican peso, these subsidiaries also receive revenue in U.S. dollars which is converted to Mexican pesos when recorded. In addition, during 2011, the Company’s Mexican subsidiaries repaid intercompany loans, which were stated in U.S. dollars. Accordingly, the financial statements of these subsidiaries must be re-measured into the entity’s functional currency prior to translation and consolidation. Currency exchange adjustments arising during this process are included in the determination of net income.

Upon translating the financial statements of the Company’s foreign subsidiaries, assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Intercompany equity accounts are translated using historical rates. Revenues and expenses are translated at the average exchange rate for the year. Translation adjustments are not included in the determination of net income or loss for the period and are reported as a separate component of shareholders’ equity.

Gains and losses generated by transactions denominated in foreign currencies are reflected in the Company’s consolidated statement of operations in the period in which they occur.

Concentration of Credit Risk: During the years ended December 31, 2011 and 2010, all of the Company’s revenues and accounts receivable were the result of sales to two subsidiaries of the Trafigura Group Company: Consorcio Minero de Mexico Cormin Mex. S.A. de C.V. (“Consorcio”) and Trafigura Beheer, B.V. (“Beheer”) of Lucerne Switzerland. Sales to Consorcio and Beheer are made under separate contracts with different contract terms. The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangements with Consorcio and Beheer and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business. In the event that the Company’s relationship with Consorcio or Beheer is interrupted for any reason, it believes that it would be able to locate another entity to purchase the metals concentrate and by-product metals. However, any interruption could temporarily disrupt the Company’s sale of its principal products and adversely affect operating results. The Company did not generate revenue during the year ended December 31, 2009.

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of the Company’s total sales of metals concentrate for the year ended December 31, 2011 and 2010.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of depositing institutions mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the U.S. Securities and Exchange Commission (“SEC”), and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP and the impact on the Company. The Company has adopted the following new accounting standards during 2011:

Accounting Standards Update (“ASU”) No. 2010-06, was issued in January 2010, and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The disclosure of activity within Level 3 fair value measurements was effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. There was no impact to the Company’s financial position or results of operations for the additional disclosure requirements in 2011.

ASU No. 2010-13 was issued in April 2010, and clarifies the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying security trades. This ASU was effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The impact to the Company’s financial position and results of operations for the adoption of this guidance was immaterial.

ASU 2010-29 was issued in December 2010 and requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. This ASU was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. There was no impact to the Company’s financial position, results of operations or cash flows as a result of adopting this guidance.

Recently Issued Accounting Standards Updates:

The following accounting standards updates were recently issued and have not yet been adopted by the Company. These standards are currently under review to determine their impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively for interim and annual periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures or have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company adopted the provisions of ASU 2011-05 with no impact to the Company’s consolidated financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries. None of the updates are expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.         Gold and Silver Bullion

During the year ended December 31, 2011, the Company invested a portion of its treasury in physical gold and silver bullion. The bullion was purchased to diversify the Company’s treasury and may also be used in conjunction with a potential program offering shareholders the ability to receive gold and silver bullion in lieu of cash payment of dividends. It is expected that the bullion will be minted into coins. Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries this asset at the lower of cost or market. The table below shows the balance of the Company’s holdings as of December 31, 2011:

	December 31, 2011
	Gold	Silver
	(in thousands, except ounces and per ounce)
Ounces	868	41,728
Average cost per ounce	$1,720.93	$35.55
Fair value per ounce	$1,574.50	$28.32

Total cost	$1,494	$1,484

Total fair value	$1,367	$1,182

ASC 820: Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value measurement of each class of assets and liabilities is dependent upon its categorization within the fair value hierarchy, based upon the lowest level of input that is significant to the fair value measurement of each class of asset and liability. Pursuant to the GAAP fair value hierarchy established in ASC 820, the fair value of the Company’s gold and silver bullion is established based on quoted prices in active markets for identical assets or liabilities (Level 1); specifically, the fair value is based on the daily London P.M. fix as of December 31, 2011. The unrealized loss of $429,000 was included in the Company’s other income (expense) for the year ended December 31, 2011.

3. Inventories

Inventories at December 31, 2011 and 2010 consist of the following:

	2011	2010
	(in thousands)
Ore stockpiles	$1,629	$1,825
Concentrate	663	15
Materials and supplies	1,951	1,223

Total inventories	$4,243	$3,063

As of December 31, 2011 and 2010, the ore stockpile inventories consisted of approximately 140,000 tonnes and 136,000 tonnes of ore, respectively, and were carried at cost. The stockpiled ore as of December 31, 2011 and 2010 consisted of ore from the underground mine and the open pit mine. Underground ore is more costly to mine than open pit ore.

4. Mineral Properties

The Company currently has an interest in six properties all within the State of Oaxaca, Mexico, the El Aguila Project, the El Rey property, the Las Margaritas property, the Solaga property, the Alta Gracia property and the El Chamizo property. The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property. All properties are located within trucking distance to the El Aguila mill.

The El Aguila Project: Effective October 14, 2002, the Company leased three mining concessions, El Aguila, El Aire, and La Tehuana. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. Subject to minimum exploration requirements, there is no expiration term for the lease. The Company may terminate the lease at any time upon written notice to the lessor and the lessor may terminate the lease if the Company fails to fulfill any of its obligations. The Company subsequently acquired two additional concessions, El Chacal and El Pilon, totaling 1,445 hectares, from the same third party, who is entitled to receive a 2% royalty on future production.

The Company has filed for and received additional concessions for the El Aguila Project that total an additional 17,639 hectares. These additional concessions are not part of the concessions discussed above. The Company’s total interest in the El Aguila Project aggregates 20,055 hectares.

The El Rey Property: The Company acquired property in 2004 in another area of Oaxaca by filing concessions under the Mexican mining laws, referred to by the Company as the El Rey property. These concessions total 892 hectares and are subject to a 2% royalty on production payable to a third party. The Company has conducted limited exploration and drilling on this property and is evaluating additional exploration which includes an underground drill program utilizing existing historic workings and refurbishment of an existing mine shaft.

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

The Solaga Property: In February 2007, the Company leased a 100% interest in a property known as the Solaga property for a primary term of eight years and may be held by production thereafter. The property totals 618 hectares and is located approximately 120 kilometers (75 miles) from the El Aguila Project. A dormant silver mine is located on the Solaga property, which was in production as recently as the 1980’s; however, the Company cannot estimate if or when the mine will reopen. The lease requires the Company to perform $25,000 in additional work and, beginning in 2010, the lease is subject to a minimum advance royalty of $10,000 per year prior to production. The lease is also subject to a 4% net smelter return royalty on any production. To date, the Company has conducted limited surface sampling, geologic mapping and has defined drill targets for a future exploration drill program.

The Alta Gracia Property: In August 2009, the Company acquired property adjacent to the Las Margaritas property in the Alta Gracia mining district by filing concessions under the Mexican mining laws. The Company refers to this property as the Alta Gracia property. These properties are comprised of three mining concessions, the David 1, the David 2 and La Hurradura. The concessions total 5,175 hectares. The Company has conducted limited surface sampling, geologic mapping and drilling initial targets.

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

As of December 31, 2011, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

5. Property and Equipment

At December 31, 2011 and 2010, property and equipment consisted of the following:

	2011	2010
	(in thousands)
Trucks and autos	$1,095	$835
Office building	1,737	1,737
Furniture and equipment	1,768	1,506
Machinery and equipment	7,245	1,442

Subtotal	11,845	5,520
Accumulated depreciation	(1,527)	(671)

Total property, plant and equipment, net	$10,318	$4,849

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $856,000, $324,000 and $167,000, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

6. Income Taxes

The Company files income taxes on an entity basis and thus Gold Resource Corporation files as a U.S. corporation (“U.S. Operations”) and the Company’s subsidiaries (collectively “Mexico Operations”) file as Mexican corporations.

The calculation of income taxes expense for the years ended December 31, 2011 and 2010 consists of the following:

	2011	2010
	(in thousands)
Current taxes:
Income tax expense	$18,577	$—
Extraordinary item income tax benefit	(750)	—

Total current taxes	$17,827	$—
Deferred taxes:
U.S. Operations	$(4,377)	$2,749
Mexico Operations	(483)	4,766

Total deferred taxes	$(4,860)	$7,515
Change in deferred tax assets	2,820	—
Change in valuation allowance	(28,574)	(7,515)
Tax related to extraordinary item	750	—

Total taxes	$(12,037)	$—

During the year ended December 31, 2011, Don David Gold incurred a current income tax liability of $17.8 million, which reflects the Mexico income tax on the taxable income after the utilization of the previously existing net operating loss carry-forward of approximately $7.3 million.

Net income (loss) before income taxes and extraordinary item, segregated as to the U.S. and Mexico operations components, is as follows:

	2011	2010	2009
	(in thousands)
U.S. Operations	$(11,443)	$(7,187)	$(2,947)
Mexico Operations	59,531	(15,887)	(31,182)

Total income (loss) before income taxes and extraordinary item	$48,088	$(23,074)	$(34,129)

A reconciliation of taxes reported at the Company’s effective tax rate and the U.S. federal statutory tax rate of 35% is comprised of the following components:

	2011	2010	2009
	(in thousands)
Tax at statutory rates	$15,987	$(8,076)	$(11,604)

Increase (reduction) in taxes due to:
U.S. Operations — state income tax impact	(372)	(234)	—
Mexico Operations — tax rate impact	(2,856)	794	—
Other	208	1	—

Total increase (reduction) in taxes	(3,020)	561	—
Change in deferred tax assets	2,820	—	—
Change in valuation allowance	(28,574)	7,515	11,604
Tax related to extraordinary item	750

Tax provision	$(12,037)	$—	$—

The Company operates in the U.S. and in Mexico tax jurisdictions. The Company, on an entity-by-entity basis, evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. At December 31, 2011 and 2010, the balances of the valuation allowance were $4.6 million and $33.2 million, respectively. For the year ended December 31, 2011, the Don David Gold deferred tax asset attributable to its net operating loss carryforward of $7.3 million was fully utilized. During the fourth quarter of 2011, the Company determined that the deferred tax assets of Don David Gold and the U.S. parent were “more likely than not” recoverable and recorded a reduction in the valuation allowance of $28.3 million. Management’s assessment was based on the increased Don David Gold 2011 gross profits and net income, a continued favorable outlook for metal prices and the projected 2012 payment of dividends (which is treated as dividend income for income tax purposes) to the U.S. parent.

As of December 31, 2011, a valuation allowance has been established to reduce the carrying value of the Golden Trump Resources deferred tax assets in recognition of significant uncertainties regarding their ultimate realization.

Deferred tax assets and liabilities are determined on an entity-by-entity basis based on the differences between the U.S. GAAP financial statement and tax basis of assets and liabilities using the U.S. and Mexico enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently, or in future years, related to cumulative temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s balance sheet. These items are generally deductible for tax purposes in different periods and in different amounts than the expense recognized for financial reporting purposes.

The principal differences between the net incomes (loss) reported for financial reporting purposes and the taxable income (loss) reported for tax purposes are:

•	U.S. Operations – principally stock based compensation expenses

•

Mexico Operations – principally certain expenditures for property and equipment which are capitalized and amortized for tax purposes, but are expensed for financial reporting purposes; unrealized currency exchange gains (losses) and unrealized provisional pricing mark-to- market gain and loss adjustments.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2011 and 2010 are presented below:

	2011	2010
	(in thousands)
Deferred tax assets
Tax loss carryforward
U.S. Operations	$10,187	$7,399
Mexico Operations	3,595	23,900
Property and equipment	15,589	1,378
Stock-based compensation	4,404	516
Accrued royalties and other liabilities	811	—
Foreign tax credits	100	—
Other	593	—

Total deferred tax assets	35,279	33,193
Valuation allowance	(4,644)	(33,193)

Net deferred tax asset	$30,635	$—

At December 31, 2011, the U.S. parent has tax loss carry-forwards for U. S. tax purposes approximating $26.7 million, which expire between 2026 and 2029.

The Company has no uncertain tax provisions that are required to be disclosed.

7. Asset Retirement Obligations

The Company’s asset retirement obligation (“ARO”) relates to the estimated reclamation, remediation, and closure costs for its El Aguila Project. The following table presents the changes in ARO for the years ended December 31, 2011 and 2010.

	2011	2010
	(in thousands)
Balance as of January 1,	$2,495	$1,992
Reclamation costs	—	—
Revisions in previous estimates	—	315
Foreign currency translation	(296)	120
Accretion	82	68

Balance as of December 31,	$2,281	$2,495

During the year ended December 31, 2010, the Company’s asset retirement obligation was revised for a projected increase in costs related to estimated reclamation, remediation and closure costs based on local government requirements. The estimated present value of the incremental obligation amounted to $315,000, all of which was charged to operations during 2010. There were no other liability additions, liability settlements, or revision in estimated cash flows for the years ended December 31, 2011 or 2010.

8. Commitments and Contingencies

The Company leased office space in Denver, Colorado under an agreement that expired in February 2011 and was not replaced or renewed. It has no other operating or capital leases. Rent expense for 2011, 2010, and 2009 was $6,000, $30,700 and $34,800, respectively.

The Company has entered into certain employment agreements with senior executive employees and key management employees. Under these agreements, the Company paid employee salary compensation of $1.8 million in 2011 and will have a contractual obligation to pay employee salary compensation of $1.9 million and $0.9 million in 2012 and 2013, respectively.

9. Shareholders’ Equity

All of the financial information in this report has been adjusted to reflect the effect of the two-for-one stock split that was effective February 21, 2005, whereby the Company declared and effected a 100% forward stock split where one additional share of common stock, par value $0.001, was issued for each common share outstanding as of that date.

The common stock transactions for the period from Inception (August 24, 1998) to December 31, 2011 were as follows:

Year	Description	Price per share	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Total Common Stock Transactions
Balance at Inception, August 24, 1998			—	—	—	—

1998	Shares for contributed capital — related party	$0.005	2,800,000	$3	$(1)	$2	(a	)
1999	Shares for contributed capital — related parties	$0.005	1,000,000	1	(1)	—	(a	)
2000	Shares issued for management contract — related party	$0.170	1,226,666	1	203	204	(b	)
2001	Shares issued for management contract — related party	$0.140	1,333,334	1	187	188	(b	)
2001	Conversion of debentures at — related party	$0.250	200,000	1	50	51	(c	)
2001	Sale of shares for cash	$0.250	820,000	—	204	204	(d	)
2002	Shares issued for cash	$0.250	392,000	—	98	98	(d	)
2002	Shares issued for cash	$0.170	1,351,352	2	223	225	(d	)
	Net (loss)		—	—	—	—
2003	Shares issued for cash	$0.250	577,000	1	144	145	(d	)
2003	Shares issuance costs forgiven		—	—	25	25	(e	)
2004	Shares issued for cash	$0.250	608,000	1	151	152	(d	)
2004	Shares issued in repayment of loan related to exploration agreement	$0.420	1,200,000	1	499	500	(f	)
2004	Shares issued as stock grant	$0.250	600,000	1	148	149	(g	)
2005	Stock grant	$0.250	1,750,000	2	436	438	(g	)
2005	Stock option exercised	$0.250	10,000	—	2	2	(h	)
2005	Stock issued for cash	$0.250	276,000	—	69	69	(d	)
2005	Stock issued for satisfaction of payables	$0.250	1,280,000	1	319	320	(b	)
2005	Shares issued for cash	$0.470	2,728,500	3	1,272	1,275	(i	)
2005	Shares issued for cash	$0.500	122,000	—	61	61	(d	)
2005	Shares issued for cash	$0.500	30,000	—	15	15	(d	)
2006	Stock options exercised	$0.250	240,000	—	60	60	(h	)
2006	Stock options granted		—	—	147	147	(h	)
2006	Director stock grant	$1.000	100,000	—	100	100	(g	)
2006	Shares issued for cash, net of issue costs	$1.000	4,600,000	5	4,347	4,352	(j	)
2006	Shares issued for investor relations services	$1.140	280,000	—	320	320	(k	)
2006	Shares issued for cash, net of issue costs of $258	$1.200	4,322,000	4	4,924	4,928	(d	)
2006	Shares issued for investment banking services	$1.200	257,700	—	—	—	(l	)
2006	Employee stock grants	$1.710	35,000	—	60	60	(g	)
2007	Shares issued for investor relations services	$3.390	170,000	—	576	576	(k	)
2007	Share issued for consulting services	$3.650	15,000	—	55	55	(m	)
2007	Stock options granted		—	—	99	99	(h	)
2007	Shares issued for cash, net of finders’ fee of $522	$4.000	5,558,500	6	21,707	21,712	(d	)
2007	Shares issued for investment banking services		263,900	—	—	—	(n	)
2008	Stock options granted		—	—	1,957	1,957	(h	)
2008	Shares issued for investor relations services	$4.250	10,000	—	42	42	(k	)
2008	Stock options exercised	$1.000	260,604	—	181	181	(h	)
2008	Shares issued for cash	$3.000	1,670,000	2	5,008	5,010	(o	)

Balance at December 31, 2008			36,087,556	$36	$43,687	$43,722

(a)	During 1998 and 1999, William W. Reid and David C. Reid (the “Founders”) received 3,800,000 shares of common stock valued at $2,000 for administrative and organization expenses.

(b)

From July 1, 2000 through December 31, 2001, US Gold Corporation, now known as McEwen Mining Inc., a publicly traded Colorado corporation, (“US Gold”) provided general management of the business activities of the Company pursuant to a management contract. Under this management contract, US Gold was issued 2,560,000 shares of its common stock valued at $392,000, or approximately $0.15 per share during 2000 and 2001. Additionally, in June 2005, the Company issued 1,280,000 shares to US Gold in satisfaction of $320,000 owed related to this management contract.

(c)

During 2001, the Founders made convertible debenture loans to the Company in the amount of $50,000 and later converted those debentures into 200,000 shares of common stock of the Company at a conversion price of $0.25 per share.

(d)

From time to time, the Company has sold its common stock to third parties under exemptions offered by federal state and securities regulations. The following table summarizes these sales from inception through December 31, 2008:

Year	Number of shares sold for cash	Gross Proceeds
2001	820,000	$204,000
2002	392,000	98,000
2002	1,351,352	225,000
2003	577,000	145,000
2004	608,000	152,000
2005	276,000	69,000
2005	152,000	76,000
2006	4,322,000	5,186,000
2007	5,558,500	22,234,000

(e)

On September 30, 2003, US Gold acquired shares from one of the Company’s major shareholders in exchange for US Gold shares and terminated the obligation of the Company to pay that shareholder approximately $25,000 in transaction costs, which was added back into paid-in-capital.

(f)

During 2004, the Company issued 1,200,000 shares valued at approximately $0.42 per share to Canyon Resource Corporation for repayment of a loan for funding of exploration cost at the El Aguila property.

(g)	From time to time, the Company has made stock grants to certain directors, employees and consultants, as reflected in the amounts herein.

(h)	See Footnote 10 “Stock Options” for further discussion of stock option activity.

(i)

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

(j)

During 2006, the Company sold 4,600,000 shares of common stock at $1.00 per share in a public offering under a registration statement filed with the SEC that was declared effective on May 15, 2006. The Company received cash proceeds of $4.4 million (net of finders’ fees of $249,000).

(k)	During 2006 and 2007, the Company issued shares in conjunction with investor relations services agreements.

(l)	During 2007, the Company issued 257,700 shares of common stock as finders’ fees in connection with a private placement of 4.3 million shares.

(m)

On October 2, 2007, the Company agreed to issue 15,000 shares of common stock for consulting services performed in Mexico. These shares were valued at $3.68 per share or $55,000 and were recorded as stock compensation during the year ended December 31, 2007.

(n)	In December 2007, the Company issued 263,900 shares of common stock as finders’ fees in connection with a private placement of 5.6 million shares.

(o)

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

On May 7, 2010, the Company agreed to issue 50,000 shares of common stock to an individual investor. The transaction was valued at $10.77 per share based upon the quoted market price of the common stock, and consisted of cash proceeds of $231,000, or $4.63 per share, and stock compensation expense of $307,000, or $6.14 per share.

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

No stock issuances occurred during 2011.

Dividends

The Company declared commercial production July 1, 2010 and, between July 1, 2010 and December 31, 2011, has declared monthly cash dividends totaling $0.68 per share of common stock in eighteen dividend payments to shareholders of record. The Company declared dividends of $26.5 million and paid dividends of $25.4 million during the year ended December 31, 2011. During the year ended December 31, 2010, the Company declared dividends of $9.3 million and paid dividends of $7.7 million, respectively. During 2011 and 2010, the dividends paid were charged against the Company’s additional paid in capital and were considered return of capital dividend since Gold Resource Corporation, as a stand-alone U.S. corporation, had no current or accumulated tax-basis earnings or profits. Dividends declared in 2011, to be paid after December 31, 2011, total $2.6 million.

Other Matters

During the year ended December 31, 2011, the Company’s Board of Directors approved a $20 million stock repurchase program, wherein the Company may repurchase its common stock from time to time at the discretion of management in open market transactions at prevailing market prices. The program has no pre-established closing date, may be suspended or discontinued at any time and does not obligate the Company to repurchase any dollar amount or specific number of shares. Pursuant to this plan, the Company repurchased 104,251shares of its common stock during the year ended December 31, 2011, which are included as Treasury Stock at Cost on the Company’s Consolidated Balance Sheet.

During the year ended December 31, 2010, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the authorized amount of common stock to 100,000,000 shares and the number of shares of common stock reserved for issuance under its Non-Qualified Stock Option and Stock Grant Plan to 10 million shares.

10. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors, which determines the terms pursuant to which any option is granted. The maximum amount of common stock subject to grant under the Plan is 10 million shares. As of December 31, 2011, there were 3.1 million shares available for future grant under the Plan.

A summary of activity under the Plan as of December 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2011	4,860,000	$7.05	6.94	$108,608,200
Granted	370,000	26.73
Exercised	—	—
Forfeited	(70,000)	3.74

Outstanding as of December 31, 2011	5,160,000	$8.51	6.18	$70,116,500

Vested and exercisable as of December 31, 2011	3,930,000	$2.84	5.32	$66,865,500

The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010, and 2009 was $15.94, $12.34 and $2.70, respectively. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $5.4 million, $1.1 million and $2.6 million, respectively. No options were exercised during 2011 and no cash proceeds were received from the exercise of stock options during 2010. The Company received cash proceeds of $184,000 for options exercised in 2009.

The following table summarizes information about stock options outstanding at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted-Average Remaining Life (in yrs)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$0.25	1,400,000	2.0	$0.25	1,400,000	$0.25
$3.40 - $3.95	2,000,000	6.7	$3.68	2,000,000	$2.19
$10.10 - $27.95	1,760,000	8.9	$20.57	530,000	$12.13

	5,160,000			3,930,000

Total non-cash compensation expense related to stock options included in general and administrative expense for the years ended December 31, 2011, 2010, and 2009 was $6.6 million, $2.7 million and $2.8 million, respectively. The estimated unrecognized compensation cost from unvested options as of December 31, 2011 was approximately $14.3 million, which is expected to be recognized over the remaining vesting period of 3 years.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2011	2010	2009
Risk-free interest rate	1.97% - 3.37%	2.64% - 3.07%	1.5% - 1.9%
Dividend yield	1.98% - 2.08%	0.56% - 2%	-
Expected volatility	67.47% - 68.62%	71%	78% - 81%
Expected life in years	10	10	5

11. Other income (expense)

As of December, 31, 2011, 2010 and 2009, other income (expense) consisted of the following:

	2011	2010	2009
Currency exchange gain (loss)	$2,732	$(330)	$—
Unrealized (loss) from gold/silver bullion held	(429)	—	—
Other income (expense)	9	(4)	—
Interest income	102	99	55

Total other income (expense)	$2,414	$(235)	$55

12. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding, as determined by using the calculations below:

	Year Ended December 31,
	2011	2010	2009
Net income (loss) before extraordinary item	$60,125	$(23,074)	$(34,129)
Extraordinary item	(1,756)	—	—

Net income (loss)	$58,369	$(23,074)	$(34,129)

Weighted average shares of common stock	52,979,481	50,042,471	43,764,703
Dilutive effect of stock options	3,435,173	—	—

Common stock and common stock equivalents	56,414,654	50,042,471	43,764,703

Basic:
Net income (loss) per basic share before extraordinary item	$1.13	$(0.46)	$(0.78)
Extraordinary item	(0.03)	—	—

Net income (loss) per basic share	$1.10	$(0.46)	$(0.78)

Diluted:
Net income (loss) per diluted share before extraordinary item	$1.06	$(0.46)	$(0.78)
Extraordinary item	(0.03)	—	—

Net income (loss) per diluted share	$1.03	$(0.46)	$(0.78)

Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of dilutive outstanding stock options using the treasury stock method. During the year ended December 31, 2011, the calculation included potential dilution of 57,000 shares underlying exercisable stock options. Anti-dilutive shares totaling 790,000, 4,860,000 and 3,745,000 in the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the calculation for those years as the effect would have been anti-dilutive.

13. Extraordinary Item—Flood

On April 20, 2011, the El Aguila Project experienced an anomalous rain and hail storm that was unusual and infrequent to the area and which flooded the La Arista underground mine and damaged existing roads, buildings and equipment. As a result, the Company recorded an extraordinary loss of $2.5 million, net of income tax benefit of $750,000, during the year ended December 31, 2011.

14. Quarterly Financial Data (Unaudited)

The following represents selected information from our unaudited quarterly Statements of Operations for the years ended December 31, 2011 and 2010.

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales of metals concentrate	$11,280	$20,664	$37,781	$35,438
Mine gross profit	8,843	17,176	31,171	30,016
Operating income	2,153	6,724	21,871	14,926
Other income	(120)	(23)	2,476	81
Net income (loss) before extraordinary item	2,033	4,895	15,216	37,981
Extraordinary item	—	(1,756)	—	—

Net income (loss)	$2,033	$3,139	$15,216	$37,981

Net income (loss) per common share:
Basic:
Before extraordinary item	$0.04	$0.09	$0.29	$0.15
Extraordinary item	—	(0.03)	—	—

Net income (loss)	$0.04	$0.06	$0.29	$0.15

Diluted:
Before extraordinary item	$0.04	$0.09	$0.27	$0.68
Extraordinary item	—	(0.03)	—	—

Net income (loss)	$0.04	$0.06	$0.27	$0.68

Weighted average common shares outstanding:
Basic	52,998,303	52,998,303	52,997,194	52,924,736

Diluted	57,840,414	56,545,865	56,357,096	56,209,896

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales of metals concentrate	$—	$—	$9,968	$4,786
Mine gross profit	—	—	7,078	2,721
Operating loss	(7,290)	(5,821)	(1,143)	(8,585)
Other income	25	9	(39)	(230)

Net income (loss)	$(7,265)	$(5,812)	$(1,182)	$(8,815)

Net income (loss) per common share:
Basic:
Before extraordinary item	$(0.15)	$(0.12)	$(0.02)	$(0.17)
Extraordinary item	—	—	—	—

Net income (loss)	$(0.15)	$(0.12)	$(0.02)	$(0.17)

Diluted:
Before extraordinary item	$(0.15)	$(0.12)	$(0.02)	$(0.17)
Extraordinary item	—	—	—	—

Net income (loss)	$(0.15)	$(0.12)	$(0.02)	$(0.17)

Weighted average common shares outstanding:
Basic	48,253,617	49,011,275	49,851,542	52,998,303

Diluted	48,253,617	49,011,275	49,851,542	52,998,303

15. Related Party Transactions

During 2010 and 2009, the Company employed an individual who served as the general manager of the Company’s Mexico operations on a contract consulting basis. This individual was paid $145,000 and $162,000 for his services as general manager in 2010 and 2009, respectively. After 2010, the Company no longer employed this individual and, accordingly, no longer considers this individual to be a related party. The Company leased, and continues to lease, portions of the El Aguila, El Rey and Las Margaritas mining concessions from this individual. This individual is also a part owner in an entity from which the Company leased its interest in the Solaga property. See also the discussion regarding these leases in Note 4, “Mineral Properties.”

16. Subsequent Events

On January 26, 2012, the Company declared its instituted monthly dividend of $0.05 per common share payable to its shareholders of record as of February 10, 2012, and which was paid on February 23, 2012 in the aggregate amount of $2.6 million.

On February 24, 2012, the Company declared its instituted monthly dividend of $0.05 per common share payable to its shareholders of record as of March 12, 2012, and which is expected to be paid on March 23, 2012 in the aggregate amount of $2.6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM 9A.	CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2011 that our disclosure controls and procedures were effective.

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

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) to be filed within 120 days after the end of our fiscal year ended December 31, 2011.

The Company has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on our website at www.goldresourcecorp.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information contained in our 2012 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our 2012 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information contained in our 2012 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

3.1	Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1, File No. 333-129321).

3.1.1	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1, File No. 333-129321).

3.1.2	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on November 8, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on November 10, 2010, Exhibit 3.1, File No. 001-34857).

3.2	Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on August 12, 2010, Exhibit 3.2, File No. 333-129321).

4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).

10.1	Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2	Amended and Restated Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form S-8 filed on January 20, 2011, Exhibit 10.1, File No. 333-171779).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.4	Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

10.5	Amended and Restated Executive Employment Agreement between the Company and William W. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.10, File No. 333-170101).

10.6	Amended and Restated Executive Employment Agreement between the Company and David C. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.11, File No. 333-170101).

10.7	Amended and Restated Executive Employment Agreement between the Company and Jason D. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.12, File No. 333-170101).

10.8	Strategic Alliance Agreement between the Company and Hochschild Mining Holdings Limited (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.1, File No. 333-129321).

10.9	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 5, 2008 (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.2, File No. 333-129321).

10.10	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated February 25, 2009 (incorporated by reference from our report on Form 8-K dated February 25, 2009, Exhibit 10.2, File No. 333-129321).

10.11	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated June 30, 2009 (incorporated by reference from our report on Form 8-K dated July 6, 2009, Exhibit 10.1, File No. 333-129321).

10.12	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 17, 2009 (incorporated by reference from our report on Form 8-K dated December 23, 2009, Exhibit 10.1, File No. 333-129321).

10.13	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated March 8, 2010 (incorporated by reference from our report on Form 8-K dated March 10, 2010, Exhibit 10.1, File No. 333-129321).

10.14	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated May 26, 2010 (incorporated by reference from our report on Form 8-K dated June 1, 2010, Exhibit 10.1, File No. 333-129321).

10.15	Form of Securities Purchase Agreement between the Company and certain purchasers dated September 19, 2010 (incorporated by reference from our report on Form 8-K dated September 23, 2010, Exhibit 10.1, File No. 001-34857).

10.16	Form of Registration Rights Agreement between the Company and certain purchasers dated September 19, 2010 (incorporated by reference from our report on Form 8-K dated September 23, 2010, Exhibit 10.2, File No. 001-34857).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).

23.1*	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Oberman.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Paul E. Oberman.

101*	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: February 29, 2012	/s/ William W. Reid
By: William W. Reid, Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid	Chairman of the Board and Principal Executive Officer	February 29, 2012
William W. Reid

/s/ Jason D. Reid	President and Director	February 29, 2012
Jason D. Reid

/s/ Paul E. Oberman	Principal Financial Officer and Principal Accounting Officer	February 29, 2012
Paul E. Oberman

/s/ Isac Burstein	Director	February 29, 2012
Isac Burstein

/s/ Bill M. Conrad	Director	February 29, 2012
Bill M. Conrad

/s/ Tor Falck	Director	February 29, 2012
Tor Falck

EXHIBIT INDEX

Item No.	Description

3.1	Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1, File No. 333-129321).

3.1.1	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1, File No. 333-129321).

3.1.2	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on November 8, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on November 10, 2010, Exhibit 3.1, File No. 001-34857).

3.2	Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on August 12, 2010, Exhibit 3.2, File No. 333-129321).

4	Specimen stock certificate (incorporated by reference from our amended registration statement on Form SB-2/A filed on March 27, 2006, Exhibit 4, File No. 333-129321).

10.1	Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1, File No. 333-129321).

10.2	Amended and Restated Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form S-8 filed on January 20, 2011, Exhibit 10.1, File No. 333-171779).

10.3	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.4	Form of Subscription Agreement between the Company and investors in the December 2007 private placement (incorporated by reference from our report on Form 8-K dated December 5, 2007, Exhibit 10.1, File No. 333-129321).

10.5	Amended and Restated Executive Employment Agreement between the Company and William W. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.10, File No. 333-170101).

10.6	Amended and Restated Executive Employment Agreement between the Company and David C. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.11, File No. 333-170101).

10.7	Amended and Restated Executive Employment Agreement between the Company and Jason D. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.12, File No. 333-170101).

10.8	Strategic Alliance Agreement between the Company and Hochschild Mining Holdings Limited (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.1, File No. 333-129321).

10.9	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 5, 2008 (incorporated by reference from our report on Form 8-K dated December 5, 2008, Exhibit 10.2, File No. 333-129321).

10.10	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated February 25, 2009 (incorporated by reference from our report on Form 8-K dated February 25, 2009, Exhibit 10.2, File No. 333-129321).

10.11	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated June 30, 2009 (incorporated by reference from our report on Form 8-K dated July 6, 2009, Exhibit 10.1, File No. 333-129321).

10.12	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated December 17, 2009 (incorporated by reference from our report on Form 8-K dated December 23, 2009, Exhibit 10.1, File No. 333-129321).

10.13	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated March 8, 2010 (incorporated by reference from our report on Form 8-K dated March 10, 2010, Exhibit 10.1, File No. 333-129321).

10.14	Subscription Agreement between the Company and Hochschild Mining Holdings Limited dated May 26, 2010 (incorporated by reference from our report on Form 8-K dated June 1, 2010, Exhibit 10.1, File No. 333-129321).

10.15	Form of Securities Purchase Agreement between the Company and certain purchasers dated September 19, 2010 (incorporated by reference from our report on Form 8-K dated September 23, 2010, Exhibit 10.1, File No. 001-34857).

10.16	Form of Registration Rights Agreement between the Company and certain purchasers dated September 19, 2010 (incorporated by reference from our report on Form 8-K dated September 23, 2010, Exhibit 10.2, File No. 001-34857).

21	Subsidiaries of the Company (incorporated by reference from our amended registration statement on Form SB-2/A filed on January 20, 2006, Exhibit 21, File No. 333-129321).

23.1*	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Paul E. Oberman.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Paul E. Oberman.

101*	The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	filed herewith