Form 10-Q
period 2012-03-31
GOLD RESOURCE CORP
filed 2012-05-10
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

(303) 320-7708

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,911,516 shares of common stock outstanding as of May 9, 2012.

GOLD RESOURCE CORPORATION

FORM 10-Q

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	1
	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, and for the period from Inception to March 31, 2012 (unaudited)	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the period from Inception to March 31, 2012 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4	Controls and Procedures	18

Part II - OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6	Exhibits	19
SIGNATURES		20

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,004	$51,960
Gold and silver bullion	5,626	2,549
Accounts receivable	17,900	14,281
Inventories	7,453	4,243
IVA taxes receivable	6,099	4,425
Deferred tax assets	11,118	11,118
Prepaid expenses	864	951

Total current assets	93,064	89,527
Land and mineral rights	227	227
Property and equipment - net	12,323	10,318
Deferred tax asset	19,517	19,517
Other assets	7	6

Total assets	$125,138	$119,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,160	$1,691
Accrued expenses	4,522	4,879
IVA taxes payable	8,142	4,984
Income taxes payable	7,320	15,987
Dividends payable	2,645	2,645

Total current liabilities	23,789	30,186
Asset retirement obligation	2,514	2,281

Total liabilities	26,303	32,467
Shareholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized: 53,006,871 and 52,998,303 shares issued and outstanding, respectively	53	53
Additional paid-in capital	126,650	132,529
(Deficit) accumulated during the exploration stage	(23,400)	(39,522)
Treasury stock at cost, 104,251 shares	(1,954)	(1,954)
Other comprehensive income - currency translation adjustment	(2,514)	(3,978)

Total shareholders’ equity	98,835	87,128

Total liabilities and shareholders’ equity	$125,138	$119,595

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2012 and 2011

and for the period from Inception (August 24, 1998) to March 31, 2012

(U.S. dollars in thousands, except shares and per share amounts)

(Unaudited)

	2012	2011	(August 24, 1998) to March 31, 2012
Sales of metals concentrate, net	$40,622	$11,280	$160,539

Mine cost of sales:
Production costs applicable to sales	6,679	2,352	28,802
Depreciation, depletion, and amortization	232	64	871
Accretion	20	21	170

Total mine cost of sales	6,931	2,437	29,843

Mine gross profit	33,691	8,843	130,696
Costs and expenses:
General and administrative expenses	2,571	1,735	27,868
Stock-based compensation expense	2,056	1,377	16,460
Exploration expenses	1,353	512	35,458
Construction and development	2,358	3,066	77,274
Production start up expense, net	—	—	209
Management contract expense	—	—	752

Total costs and expenses	8,338	6,690	158,021

Operating income (loss)	25,353	2,153	(27,325)
Other income (expense)	(1,989)	(120)	886

Income (loss) before income taxes	23,364	2,033	(26,439)
Provision for income taxes	7,242	—	(4,795)

Net income (loss) before extraordinary item	16,122	2,033	(21,644)
Extraordinary items:
Flood loss, net of income tax benefit of $750	—	—	(1,756)

Net income (loss)	$16,122	$2,033	$(23,400)

Other comprehensive (loss) income:
Currency translation gain (loss)	1,464	464	(2,515)

Net comprehensive (loss) income	$17,586	$2,497	$(25,915)

Net income per common share:
Basic	$0.30	$0.04

Diluted	$0.29	$0.04

Weighted average shares outstanding:
Basic	52,898,984	52,998,303

Diluted	56,362,916	57,840,414

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2012 and 2011

and for the period from Inception (August 24, 1998) to March 31, 2012

(U.S. dollars in thousands)

(Unaudited)

	2012	2011	Inception (August 24, 1998) to March 31, 2012
Cash flows from operating activities:
Net income (loss)	$16,122	$2,033	$(23,400)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	296	144	1,840
Accretion expense	20	21	170
Asset retirement obligation	—	—	2,307
Stock compensation	2,056	1,377	18,107
Management fee paid in stock	—	—	392
Related party payable paid in stock	—	—	320
Foreign currency translation adjustment	1,464	464	(2,514)
Unrealized loss (gain) from gold/silver bullion held	(198)	—	230
Deferred tax assets	—	—	(30,635)
Other	—	—	29
Changes in operating assets and liabilities:
Accounts receivable	(3,619)	(3,209)	(17,900)
Inventories	(3,210)	(4,688)	(7,453)
IVA taxes receivable	(1,674)	(424)	(6,099)
Prepaid expenses	88	—	(864)
Accounts payable	(531)	449	1,160
Accrued expenses	(358)	(230)	4,522
IVA taxes payable	3,158	501	8,142
Income taxes payable	(8,667)	—	7,320
Dividends payable	—	—	2,645
Other	—	(9)	(8)

Total adjustments	(11,175)	(5,604)	(18,289)

Net cash provided by (used in) operating activities	4,947	(3,571)	(41,689)

Cash flows from investing activities:
Capital expenditures	(2,302)	(1,425)	(14,625)
Purchase of gold and silver bullion	(2,879)	—	(5,856)

Net cash (used in) investing activities	(5,181)	(1,425)	(20,481)

Cash flows from financing activities:
Proceeds from sales of common stock	—	—	150,633
Proceeds from exercise of stock options	—	—	428
Proceeds from debentures - founders	—	—	50
Dividends paid	(7,935)	(4,770)	(43,749)
Treasury stock purchases	—	—	(1,954)
Proceeds from exploration funding agreement			500

Net cash provided by (used in) financing activities	(7,935)	(4,770)	105,908

Effect of exchange rates on cash and equivalents	213	88	266

Net increase (decrease) in cash and equivalents	(7,956)	(9,678)	44,004
Cash and equivalents at beginning of period	51,960	47,582	—

Cash and equivalents at end of period	$44,004	$37,904	$44,004

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$17,305	$—	$17,305

Non-cash investing and financing activities:
Conversion of funding into common stock	$—	$—	$500

Conversion of founders debentures into common stock	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company was initially engaged solely in the exploration for precious and base metals in Mexico. In July 2010, the Company emerged as a producer of gold and silver metals concentrates and base metal concentrates. The Company is now evaluating additional properties both inside and outside of Mexico.

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

As of March 31, 2012, none of the mineralized material at the Company’s El Aguila Project or its properties met the SEC’s definition of proven or probable reserves.

Basis of Presentation: The consolidated balance sheet as of December 31, 2011 was derived from audited financial statements at that date, but this report does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements. The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the SEC pursuant to Item 210 of Regulation S-X promulgated by the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, consisting solely of normal recurring items, which are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these financial statements should be read in conjunction with the audited financial statements and notes thereto, including the summary of significant accounting policies, included in the Company’s Form 10-K for the year ended December 31, 2011. Unless otherwise noted, there have been no material changes in the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10-K.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain. Estimates that are critical to the accompanying unaudited consolidated financial statements include, but are not limited to, the identification and valuation of proven and probable reserves; valuation of gold and silver bullion; valuation of accounts receivable for metals concentrates; ore and concentrate inventories; recoverability of prepaid expenses; obligations for environmental, reclamation, and closure matters; estimates related to asset impairments of long lived assets and investments; classification of expenditures as either an asset or an expense; stock-based compensation expenses; valuation of deferred tax assets; and the likelihood of loss contingencies. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period it is determined to be necessary. Actual results could differ from these estimates.

Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on the Company’s consolidated financial position, results of operation or cash flows.

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

Changes in the market price of metals can significantly affect the Company’s revenues, results of operations and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company’s control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company’s revenue is derived from the sale of gold, silver, copper, lead and zinc, its results of operations are directly related to the prices of these metals.

Concentration of Credit Risk: During the three months ended March 31, 2012, 100% of the Company’s revenues and accounts receivable were the result of sales to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V. (“Consorcio”), a subsidiary of the Trafigura Group Company. For the three months ended March 31, 2011, 84.1% of the Company’s revenues and accounts receivables were the result of sales to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V. (“Consorcio”) and 15.9% of the Company’s revenues and accounts receivables were the result of sales to Trafigura Beheer, B.V. (“Beheer”) of Lucerne Switzerland, also a subsidiary of the Trafigura Group Company.

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

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of the Company’s total sales of metals concentrate for the three months ended March 31, 2012 and 2011.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of institutions mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Foreign Translation Gain (Loss) and Foreign Currency Transaction Gain (Loss): The functional currency for the Company’s subsidiaries is the Mexican peso. Translation adjustments are not included in the determination of net income for the period and are reported as a separate component of shareholders’ equity. For the three months ended March 31, 2012 and 2011, the Company recognized a currency translation gain of $1.5 million and $464,000, respectively.

Certain monetary assets and liabilities where transactions are transacted in the U.S. dollar are translated at current exchange rates and the resulting adjustments are included in other income (expense). For the three months ended March 31, 2012 and 2011, we recognized total net currency exchange loss of $2.2 million and $152,000, respectively.

Net Income (Loss) Per Share: Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. During the three months ended March 31, 2012 and 2011, the calculation included potential dilution of 3.5 million shares and 3.5 million shares, respectively, underlying exercisable stock options.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash and cash equivalents, investments in gold and silver bullion, accounts receivable and accounts payable as of March 31, 2012 and December 31, 2011. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at March 31, 2012 and December 31, 2011 due to their short maturities. See also Note 2, “Gold and Silver Bullion.”

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP on the Company. The following are recent accounting pronouncements adopted by the Company:

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. On January 1, 2012, the Company adopted ASU 2011-04 and does not anticipate that it will materially expand its consolidated financial statement footnote disclosures or have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. On January 1, 2012 the Company adopted ASU 2011-05 and does not anticipate that it will have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

2.	Gold and Silver Bullion

The Company continues to invest a portion of its treasury in physical gold and silver bullion. The bullion was purchased to diversify the Company’s treasury and may also be used in conjunction with a recently adopted program offering shareholders the ability to receive gold and silver bullion in lieu of cash payment of dividends. It is expected that the bullion will be minted into rounds. Since ASC Topic 815 does not consider gold and silver to be readily convertible to cash, the Company carries this asset at the lower of cost or market. The table below shows the balance of the Company’s holdings as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,672	87,641	868	41,728
Average cost per ounce	$1,709.76	$34.21	$1,720.93	$35.55
Fair value per ounce	$1,662.98	$32.47	$1,574.50	$28.32

Total cost	$2,858	$2,998	$1,494	$1,484

Total fair value	$2,780	$2,846	$1,367	$1,182

ASC 820: Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value measurement of each class of assets and liabilities is dependent upon its categorization within the fair value hierarchy, based upon the lowest level of input that is significant to the fair value measurement of each class of asset and liability. Pursuant to the GAAP fair value hierarchy established in ASC 820, the fair value of the Company’s gold and silver bullion is established based on quoted prices in active markets for identical assets or liabilities (Level 1); specifically, the fair value is based on the daily London P.M. fix as of March 31, 2012. The unrealized gain of $198,000 was included in the Company’s other income (expense) for the three months ended March 31, 2012. There were no unrealized gains or losses recognized for the three months ended March 31, 2011 since the Company did not hold an investment in gold and silver bullion during that time.

3.	Inventory

Inventories at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Ore stockpiles	$1,673	$1,629
Concentrates	2,986	663
Materials and supplies	2,794	1,951

Total inventories	$7,453	$4,243

As of March 31, 2012 and December 31, 2011, the ore stockpiles inventories consisted of approximately 134,000 tonnes and 140,000 tonnes of ore, respectively, and were carried at cost. The stockpiled ore as of March 31, 2012 and December 31, 2011 consisted of ore from the underground mine and the open pit mine. Ore from underground is more costly to mine than ore from the open pit.

4.	Other income (expense)

Other income (expense) for the three months ended March 31, 2012 and 2011 consisted of the following:

	Three Months ended March 31,
	2012	2011
	(in thousands)
Currency exchange loss	$(2,225)	$(152)
Unrealized gain from gold and silver bullion held	198	—
Interest income	35	26
Other Income	3	6

Total other income (expense)	$(1,989)	$(120)

5.	Property and Equipment

At March 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Trucks and autos	$1,319	$1,095
Building	1,737	1,737
Office furniture and equipment	1,962	1,768
Machinery and equipment	9,129	7,245

Subtotal	14,147	11,845
Accumulated depreciation	(1,824)	(1,527)

Total property and equipment, net	$12,323	$10,318

Depreciation expense for the three months ended March 31, 2012 and 2011 was $297,000 and $144,000 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

6.	Income Taxes

The Company recorded an income tax expense of $7.2 million, a 29.2% effective tax rate, for the period ending March 31, 2012, compared to an income tax expense of $0 million, a 0% effective tax rate, for the period ending March 31, 2011. The income tax expense recognized for the period ending March 31, 2012 was primarily the result of increased production of metal products resulting in income tax expense recognized in Mexico.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2012, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and the foreign deferred tax assets of Golden Trump Resources, S.A. de C.V. are more likely than not to be realized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in U.S. and Mexico federal jurisdiction and various states. There are currently no Mexican or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service, state or local tax authorities for tax years ended on or before December 31, 2009 or Mexican tax examinations for tax years ended on or before December 31, 2007. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

7.	Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the reclamation, remediation, and closure costs for its El Aguila Project. Changes in the Company’s asset retirement obligation for the three months ended March 31, 2012 and year ended December 31, 2011 are as follows:

	Three months ended March 31,	Year ended December 31,
	2012	2011
	(in thousands)
Asset retirement obligation – opening balance	$2,281	$2,495
Foreign currency translation	213	(296)
Accretion	20	82

Asset retirement obligation – ending balance	$2,514	$2,281

8.	Shareholders’ Equity

The Company declared dividends of $7.9 million and paid dividends of $7.9 million during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company declared dividends of $4.8 million and paid dividends of $4.8 million. The dividends were considered ordinary dividends during the three months ended March 31, 2012 since the Company had current earnings and profits and dividends paid were charged against the Company’s additional paid in capital. During the three months ended March 31, 2011, the dividends were considered return of capital dividend since Gold Resource Corporation, as a stand-alone US corporation, had no current or accumulated tax-basis earnings or profits and dividends paid were charged against the Company’s additional paid in capital.

Subsequent to March 31, 2012, the Company declared regular monthly cash dividends of $0.06 per common share as described in Note 10.

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. As of March 31, 2012, the Company had repurchased 104,251 shares of common stock for $1,954,000.

9.	Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). Refer to Note 10, “Stock Options,” in Item 8. “Financial Statements and Supplementary Data” appearing in our Annual Report on Form 10-K for the year ended December 31, 2011 for further information on our share-based compensation arrangements.

The fair value of stock option grants is amortized over the respective vesting period. Total non-cash compensation expense related to stock options included in general and administrative expense for the three months ended March 31, 2012 and 2011 was $2.1 million and $1.4 million, respectively. The estimated unrecognized compensation cost from unvested options as of March 31, 2012 was approximately $21.4 million, which is expected to be recognized over the remaining vesting periods, up to 3.0 years. The estimated unrecognized compensation expense from unvested options as of March 31, 2011 was approximately $14.5 million, which was expected to be recognized over the remaining vesting periods, up to 3.25 years.

10.	Subsequent Events

On April 30, 2012, the Company declared a regular monthly dividend of $0.06 per common share to shareholders of record on May 10, 2012, and payable on May 23, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2012 and compares those results to the three months ended March 31, 2011. It also analyzes our financial condition at March 31, 2012 and compares it to our financial condition at December 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2011 and 2010 and footnotes contained in our Form 10-K for the year ended December 31, 2011.

The discussion also presents certain metrics that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these metrics may also be important to investors in evaluating our performance.

Overview

Business

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to feature low operating costs and high returns on capital and is presently focused on mineral production at the El Aguila Project in Oaxaca, Mexico. We began commercial production of metal concentrates in July 2010. Our concentrates contain our primary metal products of gold and silver and also contain copper, lead and zinc, which we consider by-products. For the three months ended March 31, 2012, the sale of our metal concentrates generated revenues of $40.6 million, our highest quarterly revenue since inception, mine gross profit of $33.7 million and net income of $16.1 million.

For the first quarter of 2012, we produced a record 30,528 ounces precious metal gold equivalent (AuEq) at a cash cost of $131 per ounce and a total cash cost (including royalties expense) of $191. Precious metal gold equivalent is determined by taking the silver payable metal ounces produced and converting them to the dollar equivalent of gold by using the gold to silver average price ratio. The gold and silver average prices used in the calculation are the actual metal prices realized from the sales of our metals concentrate. (Please see the section titled “ Non-GAAP Measure” below for additional information concerning the cash cost per ounce measure.) Our production for 2012 is targeting a range of 120,000 to 140,000 ounces AuEq; however, there is no assurance that we will reach our target.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project or any of our other properties in Oaxaca, Mexico. Accordingly, as required by the SEC guidelines (see Note 1 to the Unaudited Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date, including construction of the mill and mines, have been expensed and therefore do not appear as assets on our balance sheet. We expect to expense additional construction and development expenditures in 2012 related to the La Arista underground mine. All expenditures for exploration and evaluation of our properties are expensed as incurred. Certain expenditures, such as expenses for rolling stock or other general purpose equipment may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company and the required classification of construction and development expenditures as an operating expense rather than as a capital expenditure has caused us to report lower net income in 2012 and 2011 than if we had capitalized the expenditures. Additionally, we will not have a corresponding depreciation or amortization expense for these costs in the future since they are expensed as incurred rather than capitalized. Although the majority of the capital expenditures for the El Aguila Project were completed between 2007 and 2010, we expect underground mine construction to continue in future years. In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report lesser profits as a result of this ongoing construction, which will be expensed instead of capitalized for accounting purposes.

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

Exploration Activities

We continue to drill and conduct additional exploration at the La Arista underground mine, located at the El Aguila Project, to further delineate the vein system. Other El Aguila exploration activities consist of drilling on the balance of the property to test new targets. Our primary focus for 2012 is to expand the La Arista vein system. Secondarily, we will continue to test targets elsewhere on our properties.

Other Events

We continue to purchase gold and silver bullion to diversify the Company’s treasury and for use in conjunction with our dividend program which allows our shareholders to convert their cash dividends into physical gold and silver rounds minted from the bullion we purchased. During the three months ended March 31, 2012, we purchased approximately 804 ounces gold and 45,913 ounces silver at market prices for a total cost of $2.9 million.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Sales of metals concentrate, net	$40,622	$11,280
Mine cost of sales	6,931	2,437

Mine gross profit	33,691	8,843

Costs and expenses:
General and administrative expenses	2,571	1,735
Stock-based compensation (non-cash)	2,056	1,377
Exploration expenses	1,353	512
Construction and development	2,358	3,066

Total costs and expenses	8,338	6,690

Operating income	25,353	2,153
Other income (expense)	(1,989)	(120)

Income before income taxes	23,364	2,033
Provision for income taxes	7,242	—

Net income	$16,122	$2,033

Sales of metals concentrate, net

During the three months ended March 31, 2012, we generated revenue of $40.6 million, net of treatment charges, compared to revenues of $11.3 million during the same period of 2011, an increase of 259%. Metal concentrate sales during 2012 were generated from the La Arista underground mine to which we transitioned March 2011. Prior to that time, metal concentrate sales were derived from the El Aguila open pit mine.

The significant increase in revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflects increased payable metals sold as a result of increased tonnes of higher grade ore milled and improved metal recoveries, in addition to an increase in the average metal prices realized. We also generated revenue in 2012 from sales of base metal concentrates (copper, lead and zinc) which are derived from the La Arista underground mine and are considered by-products of our gold and silver production. (See table titled “El Aguila Production Statistics” below for additional information regarding the three months ended March 31, 2012 and 2011).

Production

Our production for the three months ended March 31, 2012 consisted of ore from our La Arista underground mine stockpiles, where the precious metals gold and silver are our main products and the base metals copper, lead and zinc are considered by-products for purposes of mineral production. Our production for the three months ended March 31, 2011 consisted of a combination of ore types from the La Arista underground mine and from the El Aguila open pit mine (which contains only gold and silver) since we transitioned to processing ore from La Arista in March 2011. We continue to focus production activities at the La Arista underground mine and our production rate is directly a result of mine development and the establishment of sufficient stopes and working faces. We anticipate the number of stopes and working phases will increase over time and as we go deeper at the mine.

Below is a table of certain key production statistics for our El Aguila Project during the three months ended March 31, 2012 and 2011:

Production and Sales Statistics
	La Arista Underground Mine	La Arista Underground Mine	El Aguila Open Pit Mine
	Three months ended March 31, 2012	One month ended March 31, 2011	Two months ended March 31, 2011
Production Summary
Milled:
Tonnes Milled	75,078	15,203	46,409
Tonnes Milled per Day	825	501	829
Grade:
Average Gold Grade (g/t)	4.27	1.94	3.35
Average Silver Grade (g/t)	483	405	39
Average Copper Grade (%)	0.49	—	—
Average Lead Grade (%)	1.73	0.92	—
Average Zinc Grade (%)	3.59	1.92	—
Recoveries:
Average Gold Recovery (%)	89	86	81
Average Silver Recovery (%)	94	89	75
Average Copper Recovery (%)	76	—	—
Average Lead Recovery (%)	74	90	—
Average Zinc Recovery (%)	74	74	—
Gross Payable metal produced
Gold (ozs.)	9,222	305	5,559
Silver (ozs.)	1,091,304	61,350	58,747
Copper (tonnes)	350	—	—
Lead (tonnes)	1,206	57	—
Zinc (tonnes)	2,252	31	—
Payable metal sold
Gold (ozs.)	6,668	279	4,951
Silver (ozs.)	828,376	60,893	55,116
Copper (tonnes)	210	—	—
Lead (tonnes)	706	51	—
Zinc (tonnes)	1,082	26	—
Average metal prices realized
Gold ( per oz.)	$1,740	$1,426	$1,381
Silver ( per oz.)	$34	$38	$31
Copper (per tonne)	$8,599	—	—
Lead (per tonne)	$2,144	$2,700	—
Zinc (per tonne)	$2,133	$2,319	—
Gold equivalent ounces produced
Gold (ozs.)	9,222	305	5,559
Equivalent Gold (ozs.) from Silver	21,306	1,615	—

Total Gold and Gold Equivalent (ozs.)	30,528	1,920	5,559

Unit costs
Costs per tonne - ore mined	$26	$5	$9
Costs per tonne - ore milled	$63	$8	$16

Total cost per tonne	$89	$13	$25

Cash operating cost per ounce gold equivalent (1)	$131	$87	$87
Total cash operating cost per ounce gold equivalent (1)	$191	$149	$149

(1)

A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Non-GAAP Measures.

Mine gross profit. For the three months ended March 31, 2012, mine gross profit totaled $33.7 million, compared to $8.8 million for the three months ended March 31, 2011. The significant increase in mine gross profit from the prior periods was primarily due to the increase in sales of metal concentrate, at higher metal prices realized. Gross profit percentages for the three months ended March 31, 2012 increased to 83.0%, from 78.4%, during the same periods in 2011. Our realized metal prices increased while our production costs remained generally constant.

Net income. For the three months ended March 31, 2012, net income was $16.1 million, or $0.30 per share, as compared to $2.0 million or $0.04 per share, for the comparable period of 2011. Net income for the three months ended March 31, 2012 was driven by the fact that we generated significantly more revenue from the sale of precious metals and base metals in the period as well as maintaining our operating costs to the expected levels.

Costs and expenses. Total costs and expenses during the three months ended March 31, 2012 were $8.3 million compared to $6.7 million during the comparable period of 2011, an increase of $1.6 million, or 23.9%. This increase in costs and expenses, which are discussed by category below, was primarily the result of increased exploration activities, increased salaries, community relations, professional consulting fees, and stock-based compensation.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2012 was $2.6 million, compared to $1.7 million, for the same periods of 2011. General and administrative expenses include salaries and benefits, professional consulting fees, investor relations, community relations and travel. The general and administrative expense for the three months ended March 31, 2012 increased by $0.8 million from the prior period, due to an increase in salaries and benefits, professional consulting fees and community relations.

For the three months ended March 31, 2012, stock-based compensation (a non-cash expense) increased $679,000 from the prior period. This increase resulted from the issuance of stock options during the periods. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

Exploration expenses. Property exploration expenses totaled $1.4 million for the three months ended March 31, 2012 compared to $0.5 million for the same period of 2011. The increase resulted from additional drilling activity on our exploration projects in the 2012 period. We expect to see further increased exploration activities at our properties for the remainder of 2012. Note that while the majority of our exploration program includes further drilling and other exploration of the La Arista vein system, such activities are classified and expensed as construction and development costs associated with the underground mine and therefore are not reflected in our exploration expenses.

Construction and development expenses. Construction and development expenses during the three months ended March 31, 2012 decreased to $2.4 million from $3.1 million during the comparable period in 2011. The decrease is a result from the completion of the tailings dam construction and a decline in other construction activities during this period compared to 2011. We will continue to focus on further development of the La Arista underground mine for the foreseeable future.

Other income (expense). For the three months ended March 31, 2012, we recorded other expense of $2.0 million, compared to other expense of $120,000 during the same period of 2011. The change in other income (expense) resulted primarily from recognizing currency exchange losses of $2.2 million during the three months ended March 31, 2012 compared to a currency exchange loss of $152,000 in the comparable periods in 2011. The current year losses resulted from currency translation adjustments during a period when the dollar was decreasing compared to the Mexican peso.

Income tax expense. During the three months ended March 31, 2012, the Company recorded a current income tax expense of $7.2 million and incurred a current income tax liability of $7.3 million. There was no corresponding income tax provision during the 2011 period. See Note 6 to the Unaudited Consolidated Financial Statements for additional information.

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

Cash Operating Cost per Gold Equivalent Ounce

We use cash operating cost per gold ounce or gold equivalent ounce (excluding royalty expense), calculated in accordance with the Gold Institute’s Standard, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. In accordance with the Gold Institute Standard, the cash operating cost is arrived at by taking our mine cost of sales and adding treatment charges paid to the buyer of the metals concentrate, subtracting by-product credits earned from all metals other than the primary precious metals produced, and subtracting depreciation expense, accretion expense, and royalty payments.

We have reconciled cash operating cost per gold equivalent ounce to reported U.S. GAAP measures in the table below. The most comparable financial measures to our cash operating cost calculated in accordance with U.S. GAAP are cost of sales. Mine cost of sales is derived from amounts included in the unaudited Consolidated Statements of Operations. We have also included the total cash operating cost per gold ounce or gold equivalent ounce (including royalty expense) as a second indicator for comparative monitoring of our mining operations. The royalty expense cost factor is added back to arrive at the total cash operating cost indicator.

The following summary of our cash operating costs and total cash costs (including royalty expense) for the three months ended March 31, 2012 and 2011 was calculated in accordance with the Gold Institute Standard and begins with our mine cost of sales in accordance with U.S. GAAP as noted below:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except gold equivalent ounces and per gold equivalent ounce)
Gold equivalent ounces produced	30,528	7,479
Cost of sales - production costs	$6,931	$2,437
Treatment charges	4,771	658
By-product credits	(5,627)	(1,895)
Depreciation costs	(232)	(64)
Accretion costs	(20)	(21)
Royalties	(1,829)	(464)

Cash operating cost	$3,994	$651

Add back royalties	1,829	464

Total cash operating cost	$5,823	$1,115

Cash operating cost per gold equivalent ounce produced	$131	$87

Total cash operating cost per gold equivalent ounce produced	$191	$149

Liquidity and Capital Resources

As of March 31, 2012, we had working capital of $69.3 million, consisting of current assets of $93.1 and current liabilities of $23.8 million. This represents an increase of $10.0 million from the working capital balance of $59.3 million as of December 31, 2011. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our operations, including exploration and mine development and construction.

Our most significant expenditures for the remainder of 2012 are expected to be costs associated with the optimization of commercial production at our mill facility, the continued construction of the underground mine and further exploration of our properties. We incurred general and administrative expenses approximating $857,000 per month for the three months ended March 31, 2012 for salaries and benefits (exclusive of non-cash stock-based compensation), professional fees, community relations, investor relations, travel and other overhead expenses at our Colorado executive offices and Oaxaca, Mexico offices and mining locations. The general and administrative expenses have increased during 2012 as a result of increases in salaries and benefits, professional consulting fees and community relations.

The balance of cash and equivalents as of March 31, 2012 decreased to $44.0 million from $52.0 million as of December 31, 2011, a net decrease in cash of $8.0 million. During this period, we moved approximately $2.9 million of our treasury into physical gold and silver bullion.

Net cash provided by operating activities for the three months ended March 31, 2012 was $4.9 million compared to net cash used in operating activities of $3.6 million during the comparable period in 2011. Our operating cash increased significantly as a result of generating more revenue and higher net income during the 2012 period as compared to the first three months of 2011.

Net cash used in investing activities for the three months ended March 31, 2012 was $5.2 million compared to net cash used in investing activities of $1.4 million for the same period of 2011. Cash used in investing activities during the three months ended March 31, 2012 was the result of equipment purchases for our exploration, construction and development activities and purchases of gold and silver bullion. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics, and the cost of these capitalized assets is reflected in our investing activities.

Net cash used in financing activities for the three months ended March 31, 2012 was $7.9 million, consisting of dividends paid. During the comparable period in 2011, cash used in financing activities was $4.8 million, consisting of dividends paid. In August 2011, we instituted a regular monthly dividend consisting of $0.05 per share and as of April 2012 the Board of Directors increased the instituted regular monthly dividend to $0.06 per share. As a result and based on the number of shares of common stock outstanding as of the date of this report, we will now anticipate paying dividends aggregating approximately $9.5 million each quarter; however, the Board of Directors may re-evaluate its decision on the basis of changes in our operations. The estimated aggregate amount of dividends we intend to pay may also be reduced in the future if there are significant purchases of common stock under our share repurchase program as the outstanding shares of common stock would be reduced.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since December 31, 2011.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•	decisions of foreign countries and banks within those countries;

•	violence and crime associated with drug cartel activity in Mexico;

•	natural disasters such as earthquakes or weather-related events;

•	unexpected changes in business and economic conditions, including the rate of inflation;

•	changes in interest rates and currency exchange rates;

•	timing and amount of production, if any;

•	technological changes in the mining industry;

•	our costs;

•	changes in exploration and overhead costs;

•	access and availability of materials, equipment, supplies, labor and supervision, power and water;

•	results of current and future feasibility studies;

•	the level of demand for our products;

•	changes in our business strategy, plans and goals;

•	interpretation of drill hole results and the geology, grade and continuity of mineralization;

•	the uncertainty of mineralized material estimates and timing of development expenditures;

•	lack of governmental and/or local support for mining operations;

•	commodity price fluctuations; and

•	ability and timing of sufficient mine development.

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

At March 31, 2012, we had outstanding provisionally priced sales of $30.2 million consisting of 5,656 ounces of gold and 687,348 ounces of silver, 171 tons of copper, 525 tons of lead and 941 tons of zinc which had a fair value of approximately $30.1 million including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $ 319,400.

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

(a) During the fiscal period covered by this report, our management, with the participation of the Principal Executive Officer and Principal Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the three months ended March 31, 2012, none of our shares were repurchased.

ITEM 6:	Exhibits

The following exhibits are furnished herewith:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.

101	Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: May 10, 2012		/s/ William W. Reid
	By:	William W. Reid,
Chief Executive Officer

Dated: May 10, 2012		/s/ Bradley J. Blacketor
	By:	Bradley J. Blacketor,
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.

101	Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.