Form 10-Q
period 2012-06-30
GOLD RESOURCE CORP
filed 2012-08-09
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,828,776 shares of common stock outstanding as of August 8, 2012.

GOLD RESOURCE CORPORATION

FORM 10-Q

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,778	$51,960
Gold and silver bullion	5,517	2,549
Accounts receivable	8,307	14,281
Inventories	5,287	4,243
Deferred tax assets	11,118	11,118
Prepaid expenses	869	957

Total current assets	75,876	85,108
Land and mineral rights	227	227
Property and equipment - net	12,751	10,318
Deferred tax assets	19,517	19,517

Total assets	$108,371	$115,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$586	$1,691
Accrued expenses	4,212	4,879
IVA taxes payable	3,676	559
Income taxes payable	490	15,987
Dividends payable	3,175	2,645

Total current liabilities	12,139	25,761
Asset retirement obligation	2,405	2,281

Total liabilities	14,544	28,042
Shareholders’ equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized: 53,015,767 and 52,998,303 shares issued and outstanding, respectively	53	53
Additional paid-in capital	119,729	132,529
(Deficit) accumulated during the exploration stage	(19,798)	(39,522)
Treasury stock at cost, 104,251 shares	(1,954)	(1,954)
Other comprehensive income - currency translation adjustment	(4,203)	(3,978)

Total shareholders’ equity	93,827	87,128

Total liabilities and shareholders’ equity	$108,371	$115,170

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2012 and 2011

and for the period from Inception (August 24, 1998) to June 30, 2012

(U.S. dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Inception (August 24, 1998) to June 30,
	2012	2011	2012	2011	2012
Sales of metals concentrate, net	$30,010	$20,664	$70,631	$31,944	$190,548

Mine cost of sales:
Production costs applicable to sales	12,603	5,200	19,697	9,277	50,160
Depreciation and amortization	152	79	384	143	1,023
Accretion	19	22	40	43	190

Total mine cost of sales	12,774	5,301	20,121	9,463	51,373

Mine gross profit	17,236	15,363	50,510	22,481	139,175
Costs and expenses:
General and administrative expenses	3,400	1,591	5,989	2,978	37,350
Exploration expenses	2,231	1,023	3,584	1,535	37,689
Construction and development	4,117	6,025	8,098	9,091	83,013
Production start up expense, net	—	—	—	—	209
Management contract expense	—	—	—	—	752

Total costs and expenses	9,748	8,639	17,671	13,604	159,013

Operating income (loss)	7,488	6,724	32,839	8,877	(19,838)
Other income (expense)	692	(23)	(1,297)	(144)	1,578

Income (loss) before income taxes	8,180	6,701	31,542	8,733	(18,260)
Provision for income taxes	4,576	1,806	11,818	1,806	(218)

Net income (loss) before extraordinary item	3,604	4,895	19,724	6,927	(18,042)
Extraordinary items:
Flood loss, net of income tax benefit of $750	—	(1,756)	—	(1,756)	(1,756)

Net income (loss)	$3,604	$3,139	$19,724	$5,171	$(19,798)

Other comprehensive (loss) income:
Currency translation gain (loss)	(1,689)	(80)	(225)	384	(4,203)

Net comprehensive income (loss)	$1,915	$3,059	$19,499	$5,555	$(24,001)

Net income per common share:
Basic:
Before extraordinary item	$0.07	$0.09	$0.37	$0.13
Extraordinary item	—	$(0.03)	—	$(0.03)

Net income	$0.07	$0.06	$0.37	$0.10

Diluted:
Before extraordinary item	$0.06	$0.09	$0.35	$0.12
Extraordinary item	—	$(0.03)	—	$(0.03)

Net income	$0.06	$0.06	$0.35	$0.09

Weighted average shares outstanding:
Basic	52,909,756	52,998,303	52,904,370	52,998,303

Diluted	56,443,419	56,545,865	56,400,692	56,530,421

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2012 and 2011

and for the period from Inception (August 24, 1998) to June 30, 2012

(U.S. dollars in thousands)

(Unaudited)

	Six months ended June 30,		Inception (August 24, 1998) to June 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$19,724	$5,171	$(19,798)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	518	330	2,062
Accretion	40	43	190
Asset retirement obligation	—	—	2,307
Stock-based compensation	4,659	2,898	20,710
Management fee paid in stock	—	—	392
Related party payable paid in stock	—	—	320
Currency translation gain (loss)	(225)	384	(4,203)
Unrealized loss from gold and silver bullion held	329	—	758
Realized loss from gold and silver bullion converted	90	—	90
Deferred tax assets	—	—	(30,635)
Other	—	—	29
Changes in operating assets and liabilities:
Accounts receivable	5,974	(1,411)	(8,307)
Inventories	(1,044)	(2,511)	(5,287)
Prepaid expenses	88	(385)	(871)
Accounts payable	(1,105)	1,201	586
Accrued expenses	(667)	(521)	4,212
IVA taxes payable	3,117	1,830	3,676
Income taxes payable	(15,497)	1,056	490
Dividends payable	530	530	3,175

Total adjustments	(3,193)	3,444	(10,306)

Net cash provided by (used in) operating activities	16,531	8,615	(30,104)

Cash flows from investing activities:
Capital expenditures	(2,951)	(3,089)	(15,275)
Purchases of gold and silver bullion	(4,183)	—	(7,160)
Conversion of gold and silver bullion	796	—	796

Net cash used in investing activities	(6,338)	(3,089)	(21,639)

Cash flows from financing activities:
Proceeds from sales of common stock	—	—	150,633
Proceeds from exercise of stock options	—	—	428
Proceeds from debentures - founders	—	—	50
Dividends paid	(17,459)	(11,130)	(53,273)
Treasury stock purchases	—	—	(1,954)
Proceeds from exploration funding agreement	—	—	500

Net cash provided by (used in) financing activities	(17,459)	(11,130)	96,384

Effect of exchange rates on cash and equivalents	84	120	137

Net increase (decrease) in cash and equivalents	(7,182)	(5,484)	44,778
Cash and equivalents at beginning of period	51,960	47,582	—

Cash and equivalents at end of period	$44,778	$42,098	$44,778

Supplemental Cash Flow Information
Income taxes paid	$28,392	$—	$28,392

Non-cash investing and financing activities:
Conversion of funding into common stock	$—	$—	$500

Conversion of founders debentures into common stock	$—	$—	$50

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc at its El Aquila Project in Southern Mexico. The Company is also performing exploration and evaluation work on its portfolio of base and precious metal exploration properties in Mexico and is evaluating other properties for possible acquisition worldwide.

Significant Accounting Policies

Exploration Stage Company: Despite the fact that the Company commenced production in 2010, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC in Industry Guide 7, at its El Aguila Project in Oaxaca, Mexico or any of its other properties. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of June 30, 2012, none of the mineralized material at the Company’s El Aguila Project or any of its other properties met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Basis of Presentation: The consolidated balance sheet as of December 31, 2011 was derived from audited financial statements at that date, but this report does not include all information and footnotes required by U.S. GAAP for complete audited financial statements. The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the SEC pursuant to Item 210 of Regulation S-X promulgated by the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments, that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, including the summary of significant accounting policies, included in the Company’s Form 10-K for the year ended December 31, 2011. Unless otherwise noted, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on the Company’s net earnings.

Concentration of Credit Risk: During the three and six months ended June 30, 2012, 100% of the Company’s revenues and accounts receivable resulted from sales to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V. (“Consorcio”), a subsidiary of the Trafigura Group Company. For the three months ended June 30, 2011, 100% of the Company’s revenues and accounts receivables resulted from sales to Consorcio. For the six months ended June 30, 2011, 95.2% of the Company’s revenues and accounts receivables resulted from sales to Consorcio and the remaining 4.8% to Trafigura Beheer, B.V. (“Beheer”) of Lucerne Switzerland, also a subsidiary of the Trafigura Group Company.

Sales to Consorcio and Beheer are made under separate contracts with different contract terms. The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangements with Consorcio and Beheer and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business. In the event that the Company’s relationship with Consorcio or Beheer is interrupted for any reason, it believes that it would be able to locate another entity to purchase its metals concentrates. However, any interruption could temporarily disrupt the Company’s sale of its principal products and adversely affect operating results.

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of the Company’s total sales of metals concentrate for the six months ended June 30, 2012 and 2011.

Net Income (Loss) Per Share: Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. For the three and six month periods ended June 30, 2012 and 2011, potentially dilutive securities included 3.5 million shares for exercisable stock options during each respective period.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash and cash equivalents, investments in gold and silver bullion, accounts receivable and accounts payable as of June 30, 2012 and December 31, 2011. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at June 30, 2012 and December 31, 2011 due to their short maturities. See also Note 2, “Gold and Silver Bullion.”

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (“ASC Topic 220”): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. On January 1, 2012, the Company adopted ASU 2011-05 and does not anticipate that it will have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

2.	Gold and Silver Bullion

The Company continues to invest a portion of its treasury in physical gold and silver bullion. The bullion was purchased to diversify the Company’s treasury and is being used in conjunction with a recently adopted program offering shareholders the ability to convert their cash dividend into gold and silver bullion. The table below shows the balance of the Company’s holdings as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce)		(in thousands, except ounces and per ounce)

Ounces	1,808	96,685	868	41,728
Average cost per ounce	$1,670.43	$33.66	$1,720.93	$35.55
Fair value per ounce	$1,600.78	$27.12	$1,574.50	$28.32

Total cost	$3,020	$3,255	$1,494	$1,484

Total fair value	$2,894	$2,623	$1,367	$1,182

ASC 820: “Fair Value Measurement” (“ASC 820”) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value measurement of each class of assets and liabilities is dependent upon its categorization within the fair value hierarchy, based upon the lowest level of input that is significant to the fair value measurement of each class of asset and liability. Pursuant to the fair value hierarchy established in ASC 820, the fair value of the Company’s gold and silver bullion is established based on quoted prices in active markets for identical assets or liabilities (Level 1); specifically, the fair value is based on the daily London P.M. fix as of June 30, 2012. The unrealized losses of $0.5 million and $0.3 million were included in the Company’s other income (expense) for the three and six months ended June 30, 2012, respectively. There were no unrealized gains or losses recognized for the three and six months ended June 30, 2011 since the Company did not hold an investment in gold and silver bullion during that time. The Company incurred a realized loss of $0.1 million from the conversion of its gold and silver bullion for the three months ended June 30, 2012.

3.	Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Ore stockpiles	$2,239	$1,629
Concentrates	497	663
Materials and supplies	2,551	1,951

Total inventories	$5,287	$4,243

4.	Other income (expense)

Other income (expense) for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Currency exchange gain (loss)	$1,287	$(32)	$(938)	$(184)
Unrealized (loss) from gold and silver bullion held	(528)	—	(329)	—
Realized (loss) from gold and silver bullion converted	(90)	—	(90)	—
Interest income	(5)	18	(2)	44
Other income (expense)	28	(9)	62	(4)

Total other income (expense)	$692	$(23)	$(1,297)	$(144)

5.	Property and Equipment

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Trucks and autos	$1,337	$1,095
Building	1,737	1,737
Office furniture and equipment	2,001	1,768
Machinery and equipment	9,721	7,245

Subtotal	14,796	11,845
Accumulated depreciation	(2,045)	(1,527)

Total property and equipment, net	$12,751	$10,318

Depreciation expense for the three months ended June 30, 2012 and 2011 was $0.2 million. Depreciation expense for the six months ended June 30, 2012 and 2011 was $0.5 million and $0.3 million, respectively.

6.	Income Taxes

The Company recorded an income tax expense of $7.2 million and $11.8 million, a 31.0% effective tax rate and a 37.5% effective tax rate, for the three and six months ending March 31 and June 30, 2012, respectively. The Company had no comparable income tax expense for the three and six months ending June 30, 2011. The income tax expense recognized for the three and six months ending June 30, 2012 was primarily the result of increased production of metal products resulting in income tax expense recognized in Mexico as well as a taxable dividend paid from the Mexican entity to the U.S. entity that resulted in taxable U.S. income.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 30, 2012, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and the foreign deferred tax assets of Gold Resource Corporation and Golden Trump Resources, S.A. de C.V. are more likely than not to be realized.

During the second quarter ending June 30, 2012, the Company is estimating an annual taxable dividend of $17.5 million to be received from its Mexican operations. In prior years, there was an intercompany debt that allowed funds to be transferred from Mexico to the U.S. without triggering U.S. tax. The company has historically asserted permanent reinvestment of all Mexico earnings. During 2012, the Company plans to partially repatriate the current year Mexico earnings and the Company will now accrue US tax on the portion of the cash that is repatriated to the U.S. The impact of this change in repatriation is included in the Company’s annualized effective tax rate, resulting in an increased effective tax rate through the quarter of 55.9%.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, the Company made no provision for interest or penalties related to uncertain tax positions. The Company files income tax returns in U.S. and Mexico federal jurisdiction and various states. There are currently no Mexican or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service or by state and local tax authorities for tax years ended on or before December 31, 2009 or Mexican tax examinations for tax years ended on or before December 31, 2006. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

7.	Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the estimated reclamation, remediation, and closure costs for its El Aguila Project. Changes in the Company’s asset retirement obligation for the six months ended June 30, 2012 and year ended December 31, 2011 are as follows:

	Six months ended June 30,	Year ended December 31,
	2012	2011
	(in thousands)
Asset retirement obligation – opening balance	$2,281	$2,495
Foreign currency translation	84	(296)
Accretion	40	82

Asset retirement obligation – ending balance	$2,405	$2,281

8.	Shareholders’ Equity

The Company declared dividends of $17.5 million and paid dividends of $16.9 million during the six months ended June 30, 2012. During the six months ended June 30, 2011, the Company declared dividends of $11.1 million and paid dividends of $10.6 million. The Board of Directors has authorized the Company’s dividends to be charged to paid-in capital until such time as the Company has retained earnings, at which time any subsequent dividends will be charged to retained earnings. Subsequent to June 30, 2012, the Company declared a regular monthly cash dividend of $0.06 per common share as described in Note 12.

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20 million of its common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. As of June 30, 2012, the Company had repurchased 104,251 shares of common stock for $2 million. Subsequent to June 30, 2012, the Company purchased an additional 82,740 shares of common stock for $1.5 million as described in Note 12.

9.	Concentrate Sales Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs. These adjustments resulted in a decrease to sales revenue of $1.0 million and $0.0 million for the three and six months ended June 30, 2012, respectively, and a decrease to sales revenue of $0.1 million and $0.1 million for the three and six months ended June 30, 2011, respectively.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales revenue adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in an increase to sales revenue of $0.1 million and $0.7 million for the three and six months ended June 30, 2012, respectively, and an increase to sales revenue of $0.7 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

Smelter refining fees, treatment charges and penalties are netted against sales of metals concentrates in the consolidated statement of operations. Total charges for these items totaled $3.8 million and $8.6 million for the three and six months ended June 30, 2012, respectively, and $2.4 million and $3.1 million for the three and six months ended June 30, 2011, respectively.

10.	Stock Options

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options allocated among production costs and general and administrative expense for the three months ended June 30, 2012 and 2011 was $2.6 million and $1.5 million, respectively. Total stock-based compensation expense related to stock options allocated among production costs and general and administrative expense for the six months ended June 30, 2012 and 2011 was $4.7 million and $2.9 million, respectively. Below is a table of stock-based compensation expense allocated between production and general and administrative expense for the three and six months ended 2012 and 2011.

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Production costs applicable to sales	1,094	1,052	2,188	2,075
General and administrative expenses	1,509	469	2,471	823

Total stock-based compensation	$2,603	$1,521	$4,659	$2,898

The estimated unrecognized stock-based compensation expense from unvested options as of June 30, 2012 was approximately $18.3 million, which is expected to be recognized over the remaining vesting periods of up to 3.0 years.

11.	Extraordinary Item—Flood

On April 20, 2011, the El Aquila Project experienced a rain and hail storm that was unusual and infrequent to the area which flooded the La Arista underground mine, damaging roads, buildings and equipment. The Company experienced resultant property damage of approximately $2.5 million for which it recorded an extraordinary loss of $1.8 million, net of a $0.8 million income tax benefit, for the three and six months ended June 30, 2011. The Company has filed an insurance claim to recover property damages and losses resulting from business interruption. It is unknown how much, if anything, the Company will recover.

12.	Subsequent Events

On July 20, 2012 and July 24, 2012, the Company purchased 40,800 and 41,940 shares common stock for $0.8 million and $0.7 million, respectively, under its share repurchase program adopted and approved by the Board of Directors on September 23, 2011.

On July 24, 2012, the Company declared a regular monthly dividend of $0.06 per common share to shareholders of record on August 10, 2012, and payable on August 23, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2012 and compares those results to the three and six months ended June 30, 2011. It also analyzes our financial condition at June 30, 2012 and compares it to our financial condition at December 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2011 and 2010 and footnotes contained in our Form 10-K for the year ended December 31, 2011.

The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures, please see the discussion under “Non-GAAP Measures”.

Overview

Business

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to have low operating costs and high returns on capital. We are presently focused on mineral production at the El Aguila Project, which includes both the La Arista underground mine and the El Aguila open pit mine, in Oaxaca, Mexico. We achieved commercial production in July 2010 at our El Aguila open pit mine with a metal concentrate containing our primary product of gold and a silver by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates that contain our primary metal products of gold and silver, and by-products of copper, lead and zinc. For the three months ended June 30, 2012, the sale of our metal concentrates generated revenues of $30.0 million, mine gross profit of $17.2 million and net income of $3.6 million. For the six months ended June 30, 2012, we recorded revenues of $70.6 million, mine gross profit of $50.5 million, and net income of $19.7 million.

For the second quarter of 2012, we sold 17,211 gold equivalent ounces (AuEq) at a total cash cost (including royalties) of $509 per ounce. For the six months ended June 30, 2012, we sold 39,780 ounces AuEq at a total cash cost (including royalties) of $347 per ounce. AuEq is determined by taking the silver ounces sold and converting them to equivalent gold ounces by using the gold to silver average price ratio. The gold and silver average prices used in the calculation are the actual metal prices realized from the sales of our metals concentrate.

Our second quarter mineral production was lower than expected. Several factors contributed to the decrease including La Arista underground mine infrastructure needs coupled with mining of lower grade zones of the deposit. The necessity for expanded development included upgrading electric power throughout the mine, expanding ventilation requirements and the handling of increased ground water with depth. These development activities limited our preparation and mining of higher grade stopes. Decreases in long-hole stoping resulted in both processing more diluted development ore and required mining from areas of the deposit with lower metal grades. As a result of the lower second quarter production, we are revising our 2012 outlook to a targeted annual mill production range of 100,000 to 120,000 ounces AuEq at a gold-to-silver price ratio assumption of 53:1; however, there is no assurance that we will reach this target.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project or any of our other properties in Oaxaca, Mexico. Accordingly, as required by the SEC guidelines (see Note 1 to the Unaudited Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date, including construction of the mill and mines, have been expensed and therefore do not appear as assets on our consolidated balance sheet. We expect to expense additional construction and development expenditures in 2012 related to the La Arista underground mine. All expenditures for exploration and evaluation of our properties are expensed as incurred. Certain expenditures, such as expenses for rolling stock or other general purpose equipment may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company and the required classification of construction and development expenditures as operating expenses rather than as capital expenditures has caused us to report lower net income in 2012 and 2011 than if we had capitalized the expenditures. Additionally, we will not have a corresponding depreciation or amortization expense for these costs in the future since they are expensed as incurred rather than capitalized. Although the majority of the capital expenditures for the

El Aguila Project were completed between 2007 and 2010, we expect underground mine construction to continue in future years. In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report lesser profits as a result of this ongoing construction, which will be expensed instead of capitalized for financial reporting purposes.

We expect to remain an exploration stage company for the foreseeable future, even though we have achieved commercial production. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet SEC guidelines

Exploration Activities

We continue to drill and conduct additional exploration at the La Arista underground mine, located at the El Aguila Project, to further delineate the vein system. Other El Aguila exploration activities consist of drilling other areas of the property to test new targets. Our primary focus for 2012 is to expand the La Arista vein system. We are also performing exploration activities to test targets on our other properties.

Physical Dividend Program

The physical dividend program was officially launched in April 2012. We continue to purchase gold and silver bullion to diversify our treasury and for use in conjunction with our physical dividend program which allows our shareholders the option to convert their cash dividends into physical gold and silver bullion we purchased. For a shareholder to convert their cash dividend into physical gold and/or silver, the shareholder must opt-in to the physical dividend program and request the conversion of their cash dividend, or any portion thereof, into physical gold and/or silver. For those shareholders who elect to convert their cash dividend into gold and/or silver bullion, the gold and silver will be delivered in the form of gold/silver bullion. No action is required by any shareholder who elects not to participate in the physical metals program and convert any portion of their cash dividend into gold and/or silver bullion. For those shareholders who wish to convert any portion of their cash dividend into gold and/or silver bullion, the process is as follows:

•

Shareholders must register and hold their Gold Resource Corporation common shares in their name directly with our transfer agent, Computershare Investor Services, and not through a brokerage house or other intermediary. This is a requirement so that we can locate and validate the shareholder’s position in our common stock.

•	Shareholders must set up an individual account with Gold Bullion International (“GBI”), 225 Liberty Street New York, NY 10006. GBI facilitates the cash to gold and silver conversion.

•

Shareholders then direct their cash dividend check issued by Computershare to be electronically sent to that shareholder’s GBI account for the option to have it, or any portion thereof, converted into bullion. The election to convert all or any portion of the shareholder’s cash dividend into bullion is governed by an agreement between the shareholder and GBI.

•

Shareholders with accounts at GBI who wish to change their current gold, silver and/or cash allocations for their cash dividend must do so by midnight EDT on the date preceding the monthly dividend record date. (We issue a press release with details of each dividend declaration, and the dividend record and payment dates.)

•

On the dividend record date, the number of bullion ounces to be converted and distributed to the shareholder’s individual account on the dividend payment date is calculated as the dollar value of that portion of the cash dividend the shareholder elected to convert to bullion, divided by the London Bullion Market PM gold fix on the record date or the London Bullion Market silver fix on the record date.

•

Only whole ounces of gold and silver bullion are credited to a shareholder’s individual account on the dividend payment date. The cash value attributable to fractional ounces will remain in the shareholder’s individual account as cash until such time as future dividends provide the shareholder with sufficient cash to convert to whole ounces of gold or silver based on the London PM gold fix and silver fix on a future dividend record date, and based on the shareholder’s self-directed gold, silver and/or cash allocations in effect at that time. The shareholder may also choose to move their cash out of their GBI account. Shareholders cannot move cash into their GBI account for conversion into gold and silver. Only the shareholder’s cash dividend sent from Computershare is eligible for conversion.

During the three months ended June 30, 2012, we purchased approximately 558 ounces gold and 12,098 ounces silver at market prices for a total cost of $1.3 million. During the six months ended June 30, 2012, we purchased approximately 1,372 ounces gold and 58,011 ounces silver at market prices for a total cost of $4.2 million.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Sales of metals concentrate, net	$30,010	$20,664	$70,631	$31,944
Mine cost of sales	12,774	5,301	20,121	9,463

Mine gross profit	17,236	15,363	50,510	22,481

Costs and expenses:
General and administrative expenses	3,400	1,591	5,989	2,978
Exploration expenses	2,231	1,023	3,584	1,535
Construction and development	4,117	6,025	8,098	9,091

Total costs and expenses	9,748	8,639	17,671	13,604

Operating income	7,488	6,724	32,839	8,877
Other income (expense)	692	(23)	(1,297)	(144)

Income before income taxes	8,180	6,701	31,542	8,733
Provision for income taxes	4,576	1,806	11,818	1,806

Net income before extraordinary item	3,604	4,895	19,724	6,927
Extraordinary items:
Flood loss, net of income tax benefit of $750	—	(1,756)	—	(1,756)

Net income	$3,604	$3,139	$19,724	$5,171

Sales of metals concentrate, net

During the three and six months ended June 30, 2012, we generated sales revenue of $30 million and $70.6 million respectively, net of treatment charges, compared to sales revenue of $20.7 million and $31.9 million, during the same periods in 2011, an increase of 45% and 121%, respectively.

The significant increase in sales revenue for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, reflects increased payable metals sold as a result of increased tonnes of higher grade ore milled and improved metal recoveries due to La Arista start-up of operations in 2011, in addition to an increase in the average metal prices realized. Revenue generated from sales of base metal concentrates (copper, lead and zinc) which are derived from the La Arista underground mine and are considered by-products of our gold and silver production. (See Production and Sales Statistics tables titled “La Arista Underground Mine” and “El Aguila Open Pit Mine” below for additional information regarding the three and six months ended June 30, 2012 and 2011).

Production

Our production for the three and six months ended June 30, 2012 consisted of ore from our La Arista underground mine. Our production for the six months ended June 30, 2011 consisted of ore from both the La Arista underground mine and the El Aguila open pit mine. Production for the three months ended June 30, 2011 did not included ore from the El Aguila open pit mine, which ceased operations in February 2011, but it did include ore from the La Arista underground mine, which began operations in March 2011. Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces. We anticipate the number of stopes and working faces will increase over time and as we go deeper at the mine.

Our production for the three months ended June 30, 2012 was lower than expected. Several factors contributed to the decrease including La Arista underground mine infrastructure needs coupled with mining of lower grade zones of the deposit. The necessity for expanded development included upgrading electric power throughout the mine, expanding ventilation requirements and the handling of increased ground water with depth. These development activities limited our preparation and mining of higher grade stopes. Decreases in long-hole stoping resulted in both processing more diluted development ore and required mining from areas of the deposit with lower metal grades. In addition to addressing the infrastructure needs of the La Arista mine during the quarter, we also focused on preparing ore blocks from levels 7 through 10 in preparation for stoping higher grade ore.

Below are certain key production statistics for our La Arista underground mine during the three and six months ended June 30, 2012 and 2011 and the El Aguila open pit mine during the six months ended June 30, 2011.

Production and Sales Statistics
	La Arista Underground Mine		La Arista Underground Mine
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2012	2011	2012	2011
Production Summary
Milled:
Tonnes Milled	59,928	40,194	135,006	55,217
Tonnes Milled per Day	659	442	742	453
Grade:
Average Gold Grade (g/t)	3.73	2.36	4.03	2.18
Average Silver Grade (g/t)	274	386	390	388
Average Copper Grade (%)	0.38	0.42	0.44	0.30
Average Lead Grade (%)	1.75	1.10	1.74	1.06
Average Zinc Grade (%)	4.01	2.39	3.78	2.26
Recoveries:
Average Gold Recovery (%)	88	89	89	90
Average Silver Recovery (%)	92	93	93	92
Average Copper Recovery (%)	70	63	74	63
Average Lead Recovery (%)	69	75	72	78
Average Zinc Recovery (%)	78	72	76	67
Mill production (before smelter payable metal deductions)
Gold (ozs.)	6,342	2,720	15,564	3,484
Silver (ozs.)	487,053	461,546	1,577,534	630,666
Copper (tonnes)	161	104	442	104
Lead (tonnes)	720	332	1,683	458
Zinc (tonnes)	1,876	688	3,862	836
Payable metal sold
Gold (ozs.)	7,119	2,384	13,613	7,614
Silver (ozs.)	603,426	460,479	1,428,799	576,489
Copper (tonnes)	186	81	393	81
Lead (tonnes)	651	340	1,365	391
Zinc (tonnes)	1,934	458	3,011	484
Average metal prices realized
Gold (oz.)	$1,631	$1,576	$1,708	$1,444
Silver (oz.)	$27	$37	$31	$36
Copper ( tonne)	$7,850	$8,947	$8,319	$8,947
Lead (tonne)	$2,018	$2,440	$2,074	$2,474
Zinc ( tonne)	$1,958	$2,183	$2,027	$2,191
Gold equivalent ounces produced (mill production)
Gold Ounces	6,342	2,720	15,564	3,484
Gold Equivalent Ounces from Silver	8,146	10,737	28,890	15,812

Total Gold Equivalent Ounces	14,488	13,457	44,454	19,296

Gold equivalent ounces sold
Gold Ounces	7,119	2,384	13,614	3,697
Gold Equivalent Ounces from Silver	10,092	10,713	26,166	14,454

Total Gold Equivalent Ounces	17,211	13,097	39,780	18,151

Total Cash Cost per Gold Equivalent Ounce(1)	$509	$303	$347	—

(1)	A reconciliation of this non-GAAP measure to mine cost of sales, the most comparable GAAP measure, can be found below in Non-GAAP Measures. Total cash cost per gold equivalent ounce sold for the combined La Arista underground mine and the El Aguila open pit mine for the for the six months ended June 30, 2011, can be found in the Non-GAAP Measures.

Production and Sales Statistics
El Aguila Open Pit Mine
Six months ended June 30 ,
2011 (1)
Production Summary (1)
Milled:
Tonnes Milled	46,409
Tonnes Milled per Day	829
Grade:
Average Gold Grade (g/t)	3.35
Average Silver Grade (g/t)	39
Recoveries:
Average Gold Recovery (%)	81
Average Silver Recovery (%)	75
Mill production (before payable metal deductions)
Gold (ozs.)	5,559
Silver (ozs.)	58,309
Payable metal sold
Gold (ozs.)	3,917
Silver (ozs.)	43,605
Average metal prices realized
Gold (oz.)	$1,383
Silver (oz.)	$34
Gold equivalent ounces produced (mill production)
Gold Ounces	5,559
Gold Equivalent Ounces from Silver (2)	—

Total Gold Equivalent Ounces	5,559

Gold equivalent ounces sold
Gold Ounces	3,917
Gold Equivalent Ounces from Silver (2)	—

Total Gold Equivalent Ounces	3,917

(1)	No activity for the three months ended June 30, 2011.
(2)	Silver ounces were considered a by-product in arriving at the total cash cost per ounce equivalent.

Mine gross profit. For the three months ended June 30, 2012, mine gross profit totaled $17.2 million compared to $15.4 million for the three months ended June 30, 2011. Gross profit percentages for the three months ended June 30, 2012 decreased to 57.4% from 74.4% for the three months ended June 30, 2011. We experienced lower production and higher operating costs at the La Arista underground mine during the three months ended June 30, 2012, principally due to required development work in the mine and mining of lower grade ore zones. For the six months ended June 30, 2012, mine gross profit totaled $50.5 million compared to $22.5 million for the six months ended June 30, 2011. Gross profit percentages for the six months ended June 30, 2012 increased to 71.5% from 70.4% for the six months ended June 30, 2011. The increase in mine gross profit from the prior period was primarily due to the increase in sales of metal concentrate in 2012 and higher metal prices realized in 2012.

Net income. For the three months ended June 30, 2012, net income was $3.6 million, or $0.07 per share, as compared to $3.1 million, or $0.06 per share, for the comparable period of 2011. For the six months ended June 30, 2012, net income was $19.7 million, or $0.37 per share, as compared to $5.2 million, or $0.10 per share, for the comparable period of 2011. Higher net income for the three and six months ended June 30, 2012 resulted from significantly higher revenue from the sale of precious metals and base metals in 2012.

Costs and expenses. Total costs and expenses during the three months ended June 30, 2012 were $9.7 million compared to $8.6 million during the comparable period of 2011, an increase of $1.1 million, or 12.8%. The increase in cost and expenses was the result of increases in general and administrative and exploration expenses, offset by a decrease of construction and development expenses. Total costs and expenses during the six months ended June 30, 2012 were $17.7 million compared to $13.6 million during the comparable period of 2011, an increase of $4.1 million, or 29.9%. This increase in costs and expenses, which are discussed by category below, was primarily the result of increased exploration activities, increased salaries, professional consulting fees and stock-based compensation.

General and administrative expenses. General and administrative expenses for the three and six months ended June 30, 2012 was $3.4 million and $6 million, respectively, compared to $1.6 million and $3 million, respectively, for the same periods of 2011. General and administrative expenses include salaries and benefits, stock-based compensation expense, professional consulting fees, investor relations, and travel. The general and administrative expense for the three and six months ended June 30, 2012 increased by $1.8 million and $3 million, respectively, from the prior period, due to an increase in stock-based compensation expense, salaries and benefits and professional consulting fees.

Exploration expenses. Property exploration expenses totaled $2.2 million and $3.6 million for the three and six months ended June 30, 2012, respectively, compared to $1.0 million and $1.5 million, respectively, for the same periods of 2011. The increase resulted from additional drilling activity on our exploration projects.

Construction and development expenses. Construction and development expenses during the three months and six months ended June 30, 2012 was $4.1 million and $8.1 million, respectively, compared to $6.0 million and $9.1 million, respectively, during the comparable period in 2011. The decrease resulted from the completion of the tailings dam construction in 2011and a reduction in other mine construction activities in 2012. Our exploration program includes definition and delineation of the La Arista vein system. These costs are classified as construction and development costs in the unaudited consolidated statement of operations and therefore are not reflected as exploration expenses.

Other income (expense). For the three months ended June 30, 2012, we recorded other income of $0.7 million, compared to other expense of $23,000 during the same period of 2011. For the six months ended June 30, 2012, we recorded other expense of $1.3 million, compared to other expense of $0.1 million during the same period of 2011. The change in other income (expense) resulted primarily from recognizing currency exchange losses of $0.9 million during the six months ended June 30, 2012 compared to a currency exchange loss of $0.2 million, in the comparable period in 2011. The 2012 currency exchange loss principally resulted from translating U.S. dollar cash balances held by our Mexican subsidiaries into the Mexican peso functional currency during a period when the U.S. dollar was decreasing compared to the Mexican peso.

Provision for income taxes. During the three and six months ended June 30, 2012, the Company recorded a provision for income taxes of $4.6 million and $11.8 million, respectively. There was no corresponding provision for income tax during the 2011 period. See Note 6 to the unaudited consolidated financial statements for additional information.

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

Total Cash Cost per Gold Equivalent Ounce Sold

We use total cash cost per gold equivalent ounce sold (including royalties), calculated in accordance with the Gold Institute’s Standard, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. In accordance with the Gold Institute Standard, total cash costs are arrived at by taking mine cost of sales, plus treatment and refining charges (which are netted against revenues), less by-product credits earned from sales of metals we consider to be by-products (copper, lead and zinc at the La Arista underground mine and silver at the El Aguila open pit mine) less any noncash items such as depreciation, amortization and stock-based compensation and reclamation costs. Total cash costs are divided by gold equivalent ounces sold (gold sold, plus gold equivalent ounces of silver sold converted to gold using our realized gold price to silver price ratio, at the La Arista underground mine; and gold sold at the El Aguila open pit mine) to arrive at total cash cost per gold equivalent ounce sold. There can be no assurance that our reporting of this Non-GAAP measure is similar to that reported by other mining companies.

In prior reporting periods, we reported cash operating cost per gold equivalent ounce produced (on-site mill production). The principal difference between cash operating costs and total cash costs is that cash operating costs exclude royalty payments, whereas total cash costs include royalty payments. Our concentrates are subject to a 5% net smelter returns royalty. The principal difference between gold equivalent ounces produced at the mill and gold equivalent ounces sold, is that gold equivalent ounces produced at the mill do not reflect payable metal deductions levied by smelters, whereas gold equivalent ounces sold are after payable metal deductions levied by smelters. Total cash cost per ounce figures for all periods presented in this Management’s Discussion and Analysis are presented on an ounces sold basis, which in our opinion is the predominate method used by companies that apply the Gold Institute Standard.

We have reconciled total cash cost per gold equivalent ounce sold to reported U.S. GAAP measures in the table below. The most comparable financial measures to our total cash cost is mine cost of sales calculated in accordance with U.S. GAAP. Mine cost of sales is obtained from the unaudited consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except total cash cost per gold equivalent ounce)
Gold equivalent ounces sold	17,211	13,097	39,780	22,068
Cost of sales - production costs	$12,774	$5,301	$20,121	$9,463
Treatment and refining charges	3,785	2,454	8,556	3,112
By-product credits	(6,447)	(2,553)	(12,080)	(4,448)
Depreciation and amortization	(152)	(79)	(384)	(143)
Accretion	(19)	(22)	(40)	(43)
Reclamation costs	(95)	(81)	(190)	(162)
Stock-based compensation	(1,094)	(1,052)	(2,188)	(2,075)

Total cash costs	$8,752	$3,968	$13,795	$5,704

Total cash cost per gold equivalent ounce sold (including royalties)	$509	$303	$347	$258

Cash Flow from Mine Site Operations

Cash flow from mine site operations is furnished to provide additional information and is not a U.S. GAAP measure. This measure should not be considered in isolation as a substitute for measures of performance prepared in accordance with U.S. GAAP. We believe that certain investors use this measure as a basis to assess mine performance and as a measure on which our planned distributions to shareholders are currently based. The following table provides a reconciliation of cash flow from mine site operations to mine gross profit as presented in the consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Mine gross profit	$17,236	$15,363	$50,510	$22,481
Stock-based compensation	1,094	1,052	2,188	2,075
Depreciation and amortization	152	79	384	143
Accretion	19	22	40	43

Cash flow from mine site operations	$18,501	$16,516	$53,122	$24,742

Liquidity and Capital Resources

As of June 30, 2012, we had working capital of $63.8 million, consisting of current assets of $75.9 million and current liabilities of $12.1 million. This represents an increase of $4.5 million from the working capital balance of $59.3 million as of December 31, 2011. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development and construction and dividends.

We target calendar year cash distributions to our shareholders totaling approximately one-third of cash flow from mine site operations (See Non-GAAP measures), subject to the laws of the State of Colorado that govern distributions to shareholders. Our target dividend payment of one-third of cash flow from mine operations may be increased, decreased, suspended or discontinued at any time at the sole discretion of the Board of Directors based on company development requirements and strategies, cash balances, spot gold and silver prices, taxation, general market conditions or any other reason. For the six months ended June 30, 2012, we declared dividends of $17.5 million, representing 32.9% of cash flow from mine site operations for the six months ended June 30, 2012. We believe that based on current metal prices and the expected operating performance of the La Arista mine, our cash flow from mine site operations will be sufficient to fund our expected disbursements for operating, capital, other expenses and our planned distributions to shareholders for at least the next twelve months. We do not anticipate that we will need to pursue any external sources of financing during the next twelve months.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver dore, and a 5% net smelter returns royalty on sales of any concentrate. We produce copper, lead and zinc concentrates, but no gold and silver dore, at our La Arista underground mine. We produced a gold concentrate at our El Aguila open pit mine. Royalties are considered mine operating costs and are funded from the sale of concentrates. Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. Royalties are paid when we receive full payment of our final invoices. We made royalty payments for the three and six months ended June 30, 2012 of $1.5 million and $3.3 million, respectively, and $1.2 million and $1.7 million for the three and six months ended June 30, 2011, respectively. We estimate that between $5 million and $7 million of royalty payments will be made in 2012, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

Upon declaration of a dividend, each shareholder has the option to subsequently convert that cash dividend into gold and silver bullion. To the extent we do not hold sufficient gold and silver bullion by the distribution payment date we must purchase gold and/or silver bullion in the market. We intend to purchase gold and silver bullion in the market at various times throughout the year, and intend to hold quantities of gold and/or silver bullion to enable us to meet, at a minimum, our forecasted physical delivery requirements in the current and following month.

We have spent $3.6 million to date of our $7.8 million budgeted for exploration in 2012 on drilling and other exploration related activities at our El Aguila project and other exploration properties. Our planned exploration expenditures are discretionary and could be significantly more or less depending on the ongoing results from the exploration programs.

Cash and cash equivalents as of June 30, 2012 decreased to $44.8 million from $52.0 million as of December 31, 2011, a net decrease in cash of $7.2 million. During this period, we purchased approximately $4.2 million of gold and silver bullion.

Net cash provided by operating activities for the six months ended June 30, 2012 was $16.5 million compared $8.6 million during the comparable period in 2011. Our operating cash increased significantly as a result of generating more revenue and higher net income during the 2012 period as compared to the first six months of 2011.

Net cash used in investing activities for the six months ended June 30, 2012 was $6.3 million compared to $3.1 million for the same period of 2011. Cash used in investing activities during the six months ended June 30, 2012 was the result of equipment purchases for our exploration, construction and development activities and purchases of gold and silver bullion. Although most of our exploration stage expenditures are recorded as an expense rather than an asset, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics. The cost of acquiring these capitalized assets is reflected in our investing activities.

Net cash used in financing activities for the six months ended June 30, 2012 was $17.5 million compared to $11.1 million during the same period in 2011, consisting of dividends paid in each respective period. In August 2011, we instituted a regular monthly dividend consisting of $0.05 per share. The Board of Directors increased the monthly dividend to $0.06 per share in April 2012. As a result of the increase and based on the number of shares of common stock outstanding as of the date of this report, we anticipate paying dividends aggregating approximately $9.5 million each quarter; however, the Board of Directors may re-evaluate its decision on the basis of changes in our operations. The estimated aggregate amount of dividends we intend to pay may also be reduced in the future if there are significant purchases of common stock under our share repurchase program as the outstanding shares of common stock would be reduced.

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

At June 30, 2012, we had outstanding provisionally priced sales of $30.5 million consisting of 7,119 ounces of gold and 603,426 ounces of silver, 186 tons of copper, 651 tons of lead and 1,934 tons of zinc which had a fair value of approximately $30.8 million including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $332,928.

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

(a) During the fiscal period covered by this report, our management, with the participation of the Principal Executive Officer and Principal Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the six months ended June 30, 2012, none of our shares were repurchased.

ITEM 6:	Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1	Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 5, 2009

10.2	Purchase Contract 203-10-27070-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 3, 2010

10.3	Purchase Contract 103-11CMX-019-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective March 28, 2011

10.4	Purchase Contract 103-11CMX-019-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.5	Purchase Contract 203-11CMX-020-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date March 28, 2011

10.6	Purchase Contract 203-11CMX-008-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.7	Purchase Contract 303-11CMX-028-0-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date May 27, 2012

10.8	Purchase Contract 303-11CMX-028-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.9	Amendment to Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 1, 2010

10.10	Amendment to Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date July 1, 2011

10.11	Amendment to Purchase Contract Amendment 203-11CMX-020-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.12	Amendment to Purchase Contract Amendment 203-11CMX-020-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.13	Amendment to Purchase Contract Amendment 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.14	Purchase Contract Assignment 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective November 10, 2010

10.15	Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 21, 2002

10.16	Amendment to Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 22, 2010

10.17	Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101	Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*	This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: August 9, 2012		/s/ William W. Reid
	By:	William W. Reid,
Chief Executive Officer

Dated: August 9, 2012		/s/ Bradley J. Blacketor
	By:	Bradley J. Blacketor,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 5, 2009

10.2	Purchase Contract 203-10-27070-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 3, 2010

10.3	Purchase Contract 103-11CMX-019-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective March 28, 2011

10.4	Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.5	Purchase Contract 203-11CMX-020-0-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date March 28, 2011

10.6	Purchase Contract 203-11CMX-008-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.7	Purchase Contract 303-11CMX-028-0-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date May 27, 2012

10.8	Purchase Contract 303-11CMX-028-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.9	Amendment to Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 1, 2010

10.10	Amendment to Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date July 1, 2011

10.11	Amendment to Purchase Contract Amendment 203-11CMX-020-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.12	Amendment to Purchase Contract Amendment 203-11CMX-020-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.13	Amendment to Purchase Contract Amendment 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.14	Purchase Contract Assignment 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective November 10, 2010

10.15	Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 21, 2002

10.16	Amendment to Mining Exploration and Exploitation Agreement dated between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 22, 2010

10.17	Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101	Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*	This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.