Form 10-Q
period 2012-09-30
GOLD RESOURCE CORP
filed 2012-11-15
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Larger accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,679,369 shares of common stock outstanding as of November 13, 2012.

GOLD RESOURCE CORPORATION

FORM 10-Q

Index

8

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and for the period from Inception (August 24,1998) to September 30, 2012 (unaudited)	2
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the period from Inception (August 24, 1998) to September 30, 2012 (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4	Controls and Procedures	22

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	23
SIGNATURES		25

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,242	$51,960
Gold and silver bullion	6,560	2,549
Accounts receivable	16,090	14,281
Inventories	5,086	4,243
Deferred tax assets	11,118	11,118
Prepaid expenses and other assets	701	957
Total current assets	75,797	85,108
Land and mineral rights	227	227
Property and equipment - net	12,959	10,318
Inventories	890	-
Deferred tax assets	19,517	19,517
Total assets	$109,390	$115,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,437	$1,691
Accrued expenses	4,314	4,879
IVA taxes payable	3,191	559
Income taxes payable	1,990	15,987
Dividends payable	3,170	2,645
Total current liabilities	15,102	25,761
Asset retirement obligation	2,539	2,281
Total liabilities	17,641	28,042
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
53,015,767 and 52,998,303 shares issued and outstanding, respectively	53	53
Additional paid-in capital	112,201	132,529
(Deficit) accumulated during the exploration stage	(15,021)	(39,522)
Treasury stock at cost, 186,991 shares	(3,449)	(1,954)
Other comprehensive (loss) - currency translation adjustment	(2,035)	(3,978)
Total shareholders' equity	91,749	87,128
Total liabilities and shareholders' equity	$109,390	$115,170

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2012 and 2011 and for the period from Inception (August 24, 1998) to September 30, 2012
(U.S. dollars in thousands, except shares and per share amounts)
(Unaudited)
					Inception
					(August 24, 1998)
	Three months ended September 30,		Nine months ended September 30,		to September 30,
	2012	2011	2012	2011	2012

Sales of metals concentrate, net	$36,490	$37,781	$103,399	$69,725	$223,315
Mine cost of sales:
Production costs	12,141	7,690	31,838	16,967	62,300
Depreciation and amortization	556	184	940	327	1,579
Accretion	20	20	60	63	210
Total mine cost of sales	12,717	7,894	32,838	17,357	64,089
Mine gross profit	23,773	29,887	70,561	52,368	159,226
Costs and expenses:
General and administrative expenses	2,933	1,812	8,922	4,790	40,283
Exploration expenses	1,882	1,735	5,466	3,271	39,571
Construction and development	5,394	4,467	13,492	13,557	88,408
Production start-up expense, net	-	-	-	-	209
Management contract expense	-	-	-	-	752
Total costs and expenses	10,209	8,014	27,880	21,618	169,223
Operating income (loss)	13,564	21,873	42,681	30,750	(9,997)
Other income (expense)	(485)	2,476	(1,782)	2,333	1,093
Income (loss) before income taxes	13,079	24,349	40,899	33,083	(8,904)
Provision for income taxes	5,782	9,131	16,398	10,937	4,361
Net income (loss) before extraordinary item	7,297	15,218	24,501	22,146	(13,265)
Extraordinary items:
Flood loss, net of income tax benefit of $750	-	-	-	(1,756)	(1,756)
Net income (loss)	$7,297	$15,218	$24,501	$20,390	$(15,021)
Other comprehensive (loss) income:
Currency translation gain (loss)	2,168	(4,227)	1,943	(3,844)	(2,035)
Net comprehensive income (loss)	$9,465	$10,991	$26,444	$16,546	$(17,056)
Net income per common share:
Basic:
Before extraordinary item	$0.14	$0.29	$0.46	$0.41
Extraordinary item	$-	$-	$-	$(0.03)
Net income	$0.14	$0.29	$0.46	$0.38
Diluted:
Before extraordinary item	$0.13	$0.27	$0.43	$0.39
Extraordinary item	$-	$-	$-	$(0.03)
Net income	$0.13	$0.27	$0.43	$0.36
Weighted average shares outstanding:
Basic	52,848,586	52,997,194	52,885,640	52,997,929
Diluted	56,254,632	56,357,096	56,365,316	56,475,441
The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2012 and 2011
and for the period from Inception (August 24, 1998) to September 30, 2012
(U.S. dollars in thousands)
(Unaudited)
			Inception
			(August 24, 1998)
	Nine months ended September 30,		to September 30,
	2012	2011	2012

Cash flows from operating activities:
Net income (loss)	$24,501	$20,390	$(15,021)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,117	511	2,661
Accretion	60	63	210
Asset retirement obligation	-	-	2,307
Stock-based compensation	6,640	4,670	22,691
Management fee paid in stock	-	-	392
Related party payable paid in stock	-	-	320
Currency translation gain (loss)	1,943	(3,843)	(2,035)
Unrealized loss from gold and silver bullion held	(744)	287	(315)
Realized loss from gold and silver bullion converted	109	-	109
Deferred tax assets	-	-	(30,635)
Other	6	-	36
Changes in operating assets and liabilities:
Accounts receivable	(1,809)	(13,549)	(16,090)
Inventories	(1,733)	(1,477)	(5,976)
Prepaid expenses and other assets	256	(1,180)	(701)
Accounts payable	746	1,549	2,436
Accrued expenses	(565)	116	4,314
IVA taxes payable	2,632	5,451	3,191
Income taxes payable	(13,997)	10,187	1,990
Total adjustments	(5,339)	2,785	(15,095)
Net cash provided by (used in) operating activities	19,162	23,175	(30,116)
Cash flows from investing activities:
Capital expenditures	(3,763)	(5,044)	(16,089)
Purchases of gold and silver bullion	(4,707)	(2,012)	(7,684)
Proceeds from conversion of gold and silver bullion	1,331	-	1,331
Net cash used in investing activities	(7,139)	(7,056)	(22,442)
Cash flows from financing activities:
Proceeds from sales of common stock	-	-	150,633
Proceeds from exercise of stock options	-	-	428
Proceeds from debentures - founders	-	-	50
Dividends paid	(26,444)	(17,490)	(59,613)
Treasury stock purchases	(1,495)	(972)	(3,449)
Proceeds from exploration funding agreement	-	-	500
Net cash provided by (used in) financing activities	(27,939)	(18,462)	88,549
Effect of exchange rates on cash and equivalents	198	(225)	251
Net increase (decrease) in cash and cash equivalents	(15,718)	(2,568)	36,242
Cash and equivalents at beginning of period	51,960	47,582	-
Cash and equivalents at end of period	$36,242	$45,014	$36,242
Supplemental Cash Flow Information

Income taxes paid	$30,395	$-	$30,395
Non-cash investing and financing activities:
Conversion of funding into
common stock	$-	$-	$500
Conversion of founders debentures into
common stock	$-	$-	$50
The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1.     Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc at its El Aquila Project in Southern Mexico.  The Company is also performing exploration and evaluation work on its portfolio of base and precious metal exploration properties in Mexico and is evaluating other properties for possible acquisition in Turkey.

Significant Accounting Policies

Exploration Stage Company: Despite the fact that the Company commenced production in 2010, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC in Industry Guide 7, at its El Aguila Project in Oaxaca, Mexico or any of its other properties. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of September 30, 2012, none of the mineralized material at the Company’s El Aguila Project or any of its other properties met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

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

In management’s opinion, the unaudited consolidated financial statements contained herein reflect all adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its prior audited consolidated financial statements. However, the results of operations for interim periods may not be indicative of results to be expected for the full fiscal year. Therefore, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, including the summary of significant accounting policies, included in the Company’s Form 10-K for the year ended December 31, 2011.  Unless otherwise noted, there have been no material changes in the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s Form 10-K.

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

Reclassifications: Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s net income (loss).

Concentration of Credit Risk: During the three and nine months ended September 30, 2012, 100% of the Company’s revenues and accounts receivable resulted from sales to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V. (“Consorcio”), a subsidiary of the Trafigura Group Company. For the three months ended September 30, 2011, 100% of the Company’s revenues and accounts receivables resulted from sales to Consorcio.  For the nine months ended September 30,

2011, 95.2% of the Company’s revenues and accounts receivables resulted from sales to Consorcio and the remaining 4.8% to Trafigura Beheer, B.V. (“Beheer”) of Lucerne Switzerland, also a subsidiary of the Trafigura Group Company.

Sales to Consorcio and Beheer are made under separate contracts with different contract terms. The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangements with Consorcio and Beheer and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business. In the event that the Company’s relationship with Consorcio or Beheer is interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its metals concentrates.  However, any interruption could temporarily disrupt the Company’s sale of its principal products and adversely affect operating results.

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of the Company’s total sales of metals concentrate for the three and nine months ended September 30, 2012 and 2011.

Net Income (Loss) Per Share: Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the average fair market value.  For the three and nine months ended September 30, 2012, potentially dilutive securities included 3.4 and 3.5 million shares, respectively, relating to stock options.  For the three and nine months ended September 30, 2011, potentially dilutive securities included 3.4 and 3.5 million shares, respectively, relating to stock options.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash and cash equivalents, investments in gold and silver bullion, accounts receivable and accounts payable as of September 30, 2012 and December 31, 2011. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at September 30, 2012 and December 31, 2011 due to their short maturities. See also Note 2, “Gold and Silver Bullion.”

Revenue Recognition:  Sales of all metals products sold directly to the Company’s metals concentrate buyer, including by-product metals, are recorded as revenue when title and risk of loss transfer to the buyer (generally at the time shipment is delivered at buyer’s port) at estimated forward prices for the anticipated month of settlement.  Due to the time elapsed between shipment and the final settlement with the buyer, the Company must estimate the prices at which sales of metals will be settled. These estimates are based on various factors, including assay measurements taken at the time of shipment. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices until final settlement with the buyer.

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

Recently Adopted Accounting Standards: The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP on the Company’s financial statements.  The following are recent accounting pronouncements adopted by the Company:

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

In September 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASC Topic 220”): “Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  On January 1, 2012, the Company adopted ASU 2011-05 and does not anticipate that it will have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

2.             Gold and Silver Bullion

The Company continues to invest a portion of its treasury in physical gold and silver bullion.  During the three months ended September 30, 2012, the Company purchased approximately 300 ounces of gold and 990 ounces of silver at market prices for a total cost of $0.5 million. During the nine months ended September 30, 2012, the Company purchased approximately 1,672 ounces of gold and 59,001 ounces of silver at market prices for a total cost of $4.7 million. During the three and nine months ended September 30, 2011, we purchased approximately 579 ounces of gold and 25,689 ounces of silver at market prices for a total cost of $2.0 million. The bullion was purchased to diversify the Company’s treasury and is being used in conjunction with a recently adopted program offering shareholders the ability to convert their cash dividend into gold and silver bullion.   The table below shows the balance of the Company’s holdings of bullion as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,798	96,911	868	41,728
Average cost per ounce	$1,665.18	$33.54	$1,720.93	$35.55
Fair value per ounce	$1,778.30	$34.69	$1,574.50	$28.32
Total cost	$2,994	$3,251	$1,494	$1,484
Total fair value	$3,198	$3,362	$1,367	$1,182

ASC 820: “Fair Value Measurement” (“ASC 820”) establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value measurement of each class of assets and liabilities is dependent upon its categorization within the fair value hierarchy, based upon the lowest level of input that is significant to the fair value measurement of each class of asset and liability. Pursuant to the fair value hierarchy established in ASC 820, the fair value of the Company’s gold and silver bullion is established based on quoted prices in active markets for identical assets or liabilities (Level 1); specifically, the fair value is based on the daily London P.M. fix as of September 30, 2012 and December 31, 2011. As a result of changes in fair value during the three and nine months ended September 30, 2012, unrealized gains of $1.1 million and $0.7 million, respectively, were included in the Company’s other income (expense). Unrealized losses of $0.3 million were included in the Company’s other income (expense) for the three and nine months ended September 30, 2011. In addition, the Company incurred a realized loss of $0.0 and $0.1 million for the three and nine months ended September 30, 2012, respectively, as a result of certain shareholders electing to convert their cash dividend into gold and silver bullion held by the Company. No bullion was converted during the three and nine months ended September 30, 2011.

3.            Inventories

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Ore stockpiles - underground mine	$779	$1,629
Concentrates	1,400	663
Materials and supplies	2,907	1,951
Inventories- current	5,086	4,243

Ore stockpiles - open pit mine	890	-
Inventories- non-current	890	-
Total inventories	$5,976	$4,243

4.          Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2012 and 2011 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Currency exchange gain (loss)	$(1,538)	$2,748	$(2,477)	$2,564
Unrealized (loss) from gold and silver bullion held	1,073	(287)	744	(287)
Realized (loss) from gold and silver bullion converted	(19)	-	(109)	-
Interest income	30	21	93	65
Other (expense)	(31)	(6)	(33)	(9)
Total other income (expense)	$(485)	$2,476	$(1,782)	$2,333

5.          Property and Equipment

                At September 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Trucks and autos	$1,553	$1,095
Building	1,737	1,737
Office furniture and equipment	2,137	1,768
Machinery and equipment	10,176	7,245
Subtotal	15,603	11,845
Accumulated depreciation	(2,644)	(1,527)
Total property and equipment, net	$12,959	$10,318

   Depreciation expense for the three months ended September 30, 2012 and 2011 was $0.6 million and $0.2 million, respectively.  Depreciation expense for the nine months ended September 30, 2012 and 2011 was $1.1 million and $0.5 million, respectively.

6.         Income Taxes

The Company recorded an income tax expense of $5.8 million and $16.4 million, for the three and nine months ending September 30, 2012, respectively. During the three and nine months ended September 30, 2011, the Company incurred income tax expense of $9.1 million and $10.9 million, respectively.

During the nine months ending September 30, 2012, the Company has repatriated $12.3 million in dividends from its Mexican operations, which were not previously subject to US tax, as a partial repatriation of current year earnings. The company has historically asserted permanent reinvestment of all Mexico earnings. The impact of this change in repatriation is included in the Company’s income tax expense, net of foreign tax credit of $3.6 million.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 30, 2012, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and the foreign deferred tax assets of Gold Resource Corporation and Golden Trump Resources, S.A. de C.V. are more likely than not to be realized.

             The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2012, the Company has not identified any uncertain tax positions. The Company files income tax returns in Mexico and U.S. federal and state jurisdiction and various states. There are currently no Mexican or U.S. federal or state income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service or by state and local tax authorities for tax years ended on or before December 31, 2009 or Mexican tax examinations for tax years ended on or before December 31, 2006. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

7.          Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the estimated reclamation, remediation, and closure costs for its El Aguila Project.   Changes in the Company’s asset retirement obligation for the nine months ended September 30, 2012 and year ended December 31, 2011 are as follows:

	Nine Months Ended September 30,	Year Ended December 31,
	2012	2011
	(in thousands)
Asset retirement obligation – opening balance	$2,281	$2,495
Foreign currency translation	198	(296)
Accretion	60	82
Asset retirement obligation – ending balance	$2,539	$2,281

8.         Shareholders’ Equity

The Company declared dividends of $27.0 million and paid dividends of $26.4 million during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, the Company declared dividends of $18.4 million and paid dividends of $17.4 million. The Board of Directors has authorized the Company’s dividends to be charged to paid-in-capital until such time as the Company has retained earnings, at which time any subsequent dividends will be charged to retained earnings. Subsequent to September 30, 2012, the Company declared a regular monthly cash dividend of $0.06 per common share as described in Note 13.

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20 million of its common stock from time to time in market transactions.  There is no pre-determined end date associated with the share repurchase program.  As of September 30, 2012, the Company had repurchased 186,991 shares of common stock for $3.5 million.

9.            Concentrate Sale Settlements

            The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to revenues is required prior to final invoice settlement. These adjustments resulted in no change to sales revenue during the three months ended September 30, 2012, and a decrease to sales revenue of $3.7 million (see Note 13) for the nine months ended September 30, 2012, respectively, and an increase to sales revenue of $0.2 million and $0.1 million for the three and nine months ended September 30, 2011, respectively.

            In addition to the final settlement adjustments on provisional invoices, the Company records a sales revenue adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in an increase to sales revenue of $2.1 million and $1.4 million for the three and nine months ended September 30, 2012, respectively, and a decrease to sales revenue of $2.0 million and $0.8 million for the three and nine months ended September 30, 2011, respectively.

Smelter refining fees, treatment charges and penalties are netted against sales of metals concentrates in the consolidated statement of operations.  Total charges for these items totaled $4.1 million and $12.7 million for the three and nine months ended September 30, 2012, respectively, and $4.3 million and $7.4 million for the three and nine months ended September 30, 2011, respectively.

10.        Stock Options

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options allocated among production costs and general and administrative expense for the three months ended September 30, 2012 and 2011 was $1.9 million and $1.8 million, respectively. Total stock-based compensation expense related to stock options allocated among production costs and general and administrative expense for the nine months ended September 30, 2012 and 2011 was $6.6 million and $4.7 million, respectively. Below is a table of stock-based compensation expense allocated between production and general and administrative expense for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Production costs	$799	$1,066	$2,988	$3,141
General and administrative expenses	1,181	705	3,652	1,529
Total stock-based compensation	$1,980	$1,771	$6,640	$4,670

The estimated unrecognized stock-based compensation expense from unvested options as of September 30, 2012 was approximately $12.8 million, which is expected to be recognized over the remaining vesting periods of up to 3.0 years.

            In August 2012, the Company offered certain employees the option to cancel their unexercised stock options in exchange for an equal number of new stock options at a lower exercise price, and subject to a new three-year graded vesting period.  As of September 30, 2012, 13 employees elected to participate in the offer, which resulted in 1.3 million outstanding stock options with an exercise period of 10 years being cancelled at exercise prices ranging from $22.45 to $27.95 per share.  Replacement options of 1.3 million with an exercise period of 10 years were issued on August 14, 2012, at an exercise price of $17.64 per share. As a result of the cancellation and reissuance of these stock options, stock-based compensation expense decreased $0.6 million during the three and nine months ended September 30, 2012.

11.       Extraordinary Item - Flood

On April 20, 2011, the El Aquila Project experienced a rain and hail storm that was unusual and infrequent to the area which flooded the La Arista underground mine and damaged roads, buildings and equipment. The Company experienced resultant property damage of approximately  $2.5 million, for which it recorded an extraordinary loss of $1.8 million, net of a $0.8 million income tax benefit, for the nine months ended September 30, 2011. The Company has filed an insurance claim to recover damages and losses resulting from business interruption. It is unknown how much, if anything, the Company will recover.

12.            Legal Proceedings

On October 25, 2012, a putative securities class action lawsuit was filed in the U.S. District Court for the District of Colorado naming the Company and certain of its officers individually as defendants.  The complaint alleges, among other things, that the Company and those officers violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with statements relating to its annual production targets and mine operations. The plaintiffs seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incur in the lawsuit.  The Company believes the allegations are without merit and intends to defend this action vigorously.  The Company is unable at this time to provide a meaningful quantification of how the final resolution of these claims may impact its future consolidated financial position or results of operations.

13.              Subsequent Events

 Between October 18, 2012 and November 11, 2012, the Company purchased 149,407 shares of common stock for $2.4 million under its share repurchase program adopted and approved by the Board of Directors on September 23, 2011.

On October 31, 2012, the Company declared a regular monthly dividend of $0.06 per common share to shareholders of record on November 12, 2012, and payable on November 23, 2012.

On November 5, 2012 the Company entered into a settlement agreement with the buyer of its concentrates relating to a dispute over buyer’s handling, control and sampling of those concentrates at the buyer’s warehouse, and the resulting assays that were obtained from those samples.  The settlement agreement provides that the Company will be paid $1.5 million, the amount by which the Company’s provisional invoices for April, May and June 2012 exceeded the tentative settlement value, based on assays taken at the buyer’s warehouse, for the provisional invoices.  In addition, the settlement agreement required the Company to accept the final settlement value, based on assays taken at the buyer’s warehouse, for shipments made in February and March 2012, which resulted in a reduction to sales of metal concentrates of $3.7 million.   The Company’s first and second quarter 2012 financial statements will be restated to reflect this settlement.  The effect of this settlement, and related income tax effects, as of June 30, 2012 and for the six months ended June 30, 2012 are as follows (These adjustments are also reflected in the financial statements for the nine month period ended September 30, 2012; however, there was no impact of these adjustments in the financial statements for the three month period ended September 30, 2012):

	Restated	As reported	Adjustments
	(unaudited)	(unaudited)	(unaudited)
	June 30,	June 30,	June 30,
	2012	2012	2012
CONSOLIDATED BALANCE SHEETS
Accounts receivable	$4,585	$8,307	$(3,722)
Income tax receivable	712	-	712
Total current assets	72,866	75,876	(3,010)
Total assets	$105,361	$108,371	$(3,010)

Income taxes payable	$-	$490	$(490)
Total current liabilities	11,649	12,139	(490)

(Deficit) accumulated during the exploration stage	$(22,318)	$(19,798)	$(2,520)
Total shareholders' equity	91,307	93,827	(2,520)
Total liabilities and shareholders' equity	$105,361	$108,371	$(3,010)

	Six months ended June 30, 2012	Six months ended June 30, 2012	Six months ended June 30, 2012
CONSOLIDATED STATEMENT OF OPERATIONS
Sales of metals concentrate, net	$66,909	$70,631	$(3,722)
Mine gross profit	46,788	50,510	(3,722)
Operating income	29,117	32,839	(3,722)
Income before income taxes	27,820	31,542	(3,722)
Provision for income taxes	10,616	11,818	(1,202)
Net Income	$17,204	$19,724	$(2,520)

Net income per common share:
Basic	$0.33	$0.37	$(0.04)
Diluted	$0.31	$0.35	$(0.04)

	Six months ended June 30, 2012	Six months ended June 30, 2012	Six months ended June 30, 2012
CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash flow from operating activities:
Net income	$17,204	$19,724	$(2,520)
Changes in operating assets and liabilities:
Accounts receivable	9,696	5,974	3,722
Income tax receivable	(712)	-	(712)
Income taxes payable	(15,987)	(15,497)	(490)

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2012 and compares those results to the three and nine months ended September 30, 2011.  It also analyzes our financial condition at September 30, 2012 and compares it to our financial condition at December 31, 2011. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2011 and 2010 and footnotes contained in our Form 10-K for the year ended December 31, 2011.

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

As discussed in Note 13 to the consolidated financial statements for the three and nine months ended September 30, 2012, the Company will restate its consolidated financial statements for the quarters ended March 31, 2012 and June 30, 2012.  The impact of this restatement is reflected throughout management’s discussion and analysis where the results for the nine months ended September 30, 2012 are presented.

Overview

Business

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production at the El Aguila Project, which includes both the La Arista underground mine and the El Aguila open pit mine, in Oaxaca, Mexico.  We achieved commercial production in July 2010 at our El Aguila open pit mine with a metal concentrate containing our primary product of gold and a silver by-product.  Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metals concentrates that contain our primary metal products of gold and silver, and by-products of copper, lead and zinc.  For the three months ended September 30, 2012, the sale of our metal concentrates generated revenues of $36.5 million, mine gross profit of $23.8 million and net income of $7.3 million. For the nine months ended September 30, 2012, we recorded revenues of $103.4 million, mine gross profit of $70.6 million, and net income of $24.5 million.

For the third quarter of 2012, we sold 18,059 gold equivalent (AuEq) ounces at a total cash cost (including royalties) of $459 per ounce.  For the nine months ended September 30, 2012, we sold 56,291 ounces AuEq at a total cash cost (including royalties) of $396 per ounce.  AuEq ounces are determined by taking silver ounces sold and converting them to equivalent gold ounces by using the gold to silver average price ratio. The gold and silver average prices used in the calculation are the actual metal prices realized from the sales of our metal concentrates. Cash cost per ounce is considered a “non-GAAP” performance measure and as such is not prepared in accordance with U.S. GAAP.  Please see the section titled “Non-GAAP Measures” below for additional information.

Our third quarter mineral production was an improvement over the prior quarter but lower than expected. Several factors contributed to the lower than expected production at our La Arista underground mine including higher than planned dilution in our long hole stopes, mining of lower grade vein margins and splays and continued development and infrastructure needs in the mine.

Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project or any of our other properties in Oaxaca, Mexico. Accordingly, as required by SEC guidelines (see Note 1 to the Unaudited Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date, including construction of the mill and mines, has been expensed and therefore does not appear as assets on our consolidated balance sheet.  We expect to expense additional construction and development expenditures in 2012 related to the La Arista underground mine.   All expenditures for exploration and evaluation of our properties are expensed as incurred. Certain expenditures, such as expenses for rolling stock or other general purpose equipment may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our status as an exploration stage company and the required recognition of construction and development expenditures as current period expenses rather than as capital expenditures has caused us to report lower net income in 2012 and 2011 than if we had capitalized the expenditures.  Additionally, we will not have corresponding depreciation or amortization expense for these costs in the future since they are expensed as incurred rather than capitalized.   Although the majority of the capital expenditures for the El Aguila Project were completed between 2007 and 2010, we expect underground mine construction to continue in future years.  In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report lesser profits as a result of this ongoing construction, which will be expensed instead of capitalized for financial reporting purposes.

We expect to remain an exploration stage company for the foreseeable future, even though we have achieved commercial production. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet SEC guidelines.

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

Physical Dividend Program

The physical dividend program was officially launched in April 2012. We continue to purchase gold and silver bullion to diversify our treasury and for use in conjunction with our physical dividend program which allows our shareholders the option to convert their cash dividends into physical gold and silver bullion we purchased. For a shareholder to convert their cash dividend into physical gold and/or silver, the shareholder must opt-in to the physical dividend program and request the conversion of their cash dividend, or any portion thereof, into physical gold and/or silver. For those shareholders who elect to convert their cash dividend into gold and/or silver bullion, the gold and silver will be delivered in the form of gold/silver bullion. No action is required by any shareholder who elects not to participate in the physical metals program.  For those shareholders who wish to convert any portion of their cash dividend into gold and/or silver bullion, the process is summarized as follows:

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

During the three months ended September 30, 2012, we purchased approximately 300 ounces of gold and 990 ounces of silver at market prices for a total cost of $0.5 million. During the nine months ended September 30, 2012, we purchased approximately 1,672 ounces of gold and 59,001 ounces of silver at market prices for a total cost of $4.7 million. During the three and nine months ended September 30, 2011, we purchased approximately 579 ounces of gold and 25,689 ounces of silver at market prices for a total cost of $2.0 million.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Sales of metals concentrate, net	$36,490	$37,781	$103,399	$69,725
Mine cost of sales	12,717	7,894	32,838	17,357
Mine gross profit	23,773	29,887	70,561	52,368
Costs and expenses:
General and administrative expenses	2,933	1,812	8,922	4,790
Exploration expenses	1,882	1,735	5,466	3,271
Construction and development	5,394	4,467	13,492	13,557
Total costs and expenses	10,209	8,014	27,880	21,618
Operating income	13,564	21,873	42,681	30,750
Other income (expense)	(485)	2,476	(1,782)	2,333
Income before income taxes	13,079	24,349	40,899	33,083
Provision for income taxes	5,782	9,131	16,398	10,937
Net income before extraordinary item	7,297	15,218	24,501	22,146
Extraordinary items:
Flood loss, net of income tax benefit of $750	-	-	-	(1,756)
Net income	$7,297	$15,218	$24,501	$20,390

Sales of metals concentrate, net

During the three and nine months ended September 30, 2012, we generated sales revenue of $36.5 million and $103.4 million respectively, net of treatment charges, compared to sales revenue of $37.8 million and $69.7 million during the same periods in 2011, a decrease of 3.4% and an increase of 48.4%, respectively. For our nine months ended September 30, 2012, sales revenue includes a reduction to sales of metal concentrates of $3.7 million, which includes a reclassification and a reversal of a derivative adjustment of $0.7 million, due to a settlement agreement with its buyer to accept final settlement values based on assays taken at the buyer’s warehouse on shipments made in February and March 2012 (See Note 13) to the unaudited Consolidated Financial Statements for additional information.

The significant increase in sales revenue for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 reflects an increase in payable metals sold principally resulting from an increase in tonnes milled during the current period compared with lesser payable metals sold and less tonnes milled due to La Arista underground mine operations not commencing until March of 2011.  Although the Company had higher sales of gold, copper, lead and zinc during the three months ended September 30, 2012 as compared to 2011, a decrease in the quantity of silver ounces sold and a lower average realized silver price during the three months ended September 30, 2012 contributed to the $1.3 million decrease in sales in 2012.  Revenue generated from sale of base metals contained in our concentrates are considered by-products of our gold and silver production.  (See Production and Sales Statistics tables titled “La Arista Underground Mine” and “El Aguila Open Pit Mine” below for additional information regarding the three and nine months ended September 30, 2012 and 2011).

\ Production

Our production for the three and nine months ended September 30, 2012 consisted of ore from our La Arista underground mine.  Our production for the nine months ended September 30, 2011 consisted of ore from both the La Arista underground mine and the El Aguila open pit mine. Production for the three months ended September 30, 2011 did not include ore from the El Aguila open pit mine, which ceased operations in February 2011, but it did include ore from the La Arista underground mine, which began operations in March 2011. Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces.  The number of stopes and working faces has increased as we have gone deeper in the mine, which has resulted in more tonnes of ore processed at the mill in 2012 as compared to 2011.

Our third quarter mineral production was an improvement over the prior quarter but lower than expected. Several factors contributed to the lower than expected production at our La Arista underground mine including higher than planned dilution in our long hole stopes, mining of lower grade vein margins and splays and continued development and infrastructure needs in the mine.  With respect to dilution, we have changed our mining method from 100% long hole stoping to 30% mechanized cut and fill, which will allow us to be more selective in mining ore from narrower veins and splays. We recently enhanced our underground infill drilling methods to better define new mining stopes and minimize dilution.  We recently increased the rate of development of the main ramp, which we expect will result in more working faces, an increase in ore tonnes mined and a higher likelihood of delivering targeted tonnes and grade to the processing plant.  Our underground pump station on level 11 is approximately 80% complete and is anticipated to be operational in the first quarter of 2013. The implementation of the inflow water control program is expected to reduce the levels of water flowing into the mine.   In addition, we recently completed a ventilation upgrade by adding another 120,000 cubic feet per minute of fresh air volume into the mine.

Below are certain key operating statistics for our La Arista underground mine during the three and nine months ended September 30, 2012 and 2011 and the El Aguila open pit mine during the nine months ended September 30, 2011.

Production and Sales Statistics
	La Arista Underground Mine		La Arista Underground Mine
	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2012	2011	2012	2011
Production Summary
Milled:
Tonnes Milled	76,786	57,156	211,792	112,372
Tonnes Milled per Day	835	621	773	621
Grade:
Average Gold Grade (g/t)	4.17	3.89	4.08	3.02
Average Silver Grade (g/t)	320	491	365	438
Average Copper Grade (%)	0.43	0.47	0.44	0.44
Average Lead Grade (%)	2.14	1.30	1.88	1.18
Average Zinc Grade (%)	4.43	2.91	4.01	2.58
Recoveries:
Average Gold Recovery (%)	88	89	89	90
Average Silver Recovery (%)	94	93	93	93
Average Copper Recovery (%)	75	78	74	75
Average Lead Recovery (%)	64	77	69	78
Average Zinc Recovery (%)	80	77	77	73
Mill production (before payable metal deductions)(2)
Gold (ozs.)	9,047	6,371	24,611	9,855
Silver (ozs.)	739,576	841,820	2,317,110	1,472,486
Copper (tonnes)	245	211	687	369
Lead (tonnes)	1,051	569	2,734	1,027
Zinc (tonnes)	2,705	1,281	6,567	2,117
Payable metal sold
Gold (ozs.)	7,287	5,605	20,317	13,219
Silver (ozs.)	599,501	780,317	1,982,868	1,356,806
Copper (tonnes)	214	189	596	270
Lead (tonnes)	869	497	2,231	888
Zinc (tonnes)	1,993	938	5,003	1,422
Average metal prices realized
Gold (oz.)	$1,769	$1,702	$1,690	$1,553
Silver (oz.)	$32	$38	$31	$37
Copper ( tonne)	$8,161	$8,835	$8,162	$8,869
Lead (tonne)	$2,107	$2,346	$2,080	$2,402
Zinc ( tonne)	$1,999	$2,182	$1,997	$2,185
Gold equivalent ounces produced (mill production)(2)
Gold Ounces	9,047	6,371	24,611	9,397
Gold Equivalent Ounces from Silver	13,289	18,918	42,038	31,270
Total Gold Equivalent Ounces	22,336	25,289	66,649	40,667
Gold equivalent ounces sold
Gold Ounces	7,287	5,605	20,317	13,219
Gold Equivalent Ounces from Silver	10,772	17,535	35,974	32,651
Total Gold Equivalent Ounces	18,059	23,140	56,291	45,870
Total Cash Cost per Gold Equivalent Ounce(1)	$459	$260	$396	$-

(1)

A reconciliation of this non-GAAP measure to mine cost of sales, the most comparable GAAP measure, can be found below in Non-GAAP Measures. Total cash cost per gold equivalent ounce sold for the combined  La Arista underground  mine and the El Aguila open pit mine for the for the nine months ended September 30, 2011, can be found in the Non-GAAP Measures.

(2)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of the Company’s concentrates.    In addition, mill production quantities fort the nine months ended September 30, 2012 do not reflect any deduction for 757 gold ounces and 43,435 silver ounces (approximately 1,800 gold equivalent ounces) resulting from the settlement agreement with the buyer of the Company’s concentrates as discussed in Note 13 of the Consolidated Financial Statements. Gold equivalent ounces sold for the nine months ended September 30, 2012 have been reduced by approximately 1,800 gold equivalent ounces as a result of the settlement.

Production and Sales Statistics
El Aguila Open Pit Mine
Nine Months Ended September 30,
2011 (1)
Production Summary
Milled:
Tonnes Milled	46,409
Tonnes Milled per Day	829
Grade:
Average Gold Grade (g/t)	4.18
Average Silver Grade (g/t)	53
Recoveries:
Average Gold Recovery (%)	89
Average Silver Recovery (%)	75
Mill production (before payable metal deductions)
Gold (ozs.)	5,559
Silver (ozs.)	58,309
Payable metal sold
Gold (ozs.)	3,917
Silver (ozs.)	43,605
Average metal prices realized
Gold (oz.)	$1,383
Silver (oz.)	$34
Gold equivalent ounces produced (mill production)
Gold Ounces	5,559
Gold Equivalent Ounces from Silver (2)	-
Total Gold Equivalent Ounces	5,559
Gold equivalent ounces sold
Gold Ounces	3,917
Gold Equivalent Ounces from Silver (2)	-
Total Gold Equivalent Ounces	3,917

(1)	No activity for the three months ended September 30, 2011.
(2)	Silver ounces were considered a by-product in arriving at the total cash cost per ounce equivalent.
(3)

Total cash cost per gold equivalent ounce sold for the combined  La Arista underground mine and the El Aguila open pit mine for the for the nine months ended September 30, 2011 can be found in the Non-GAAP Measures.

Mine gross profit. For the three months ended September 30, 2012, mine gross profit totaled $23.8 million compared to $29.9 million for the three months ended September 30, 2011.  Gross profit percentages for the three months ended September 30, 2012 decreased to 65.1% from 79.1% for the three months ended September 30, 2011.  We experienced lower production and higher operating costs at the La Arista underground mine due primarily to an increase in labor, contractor service costs, diesel fuel costs and concentrate shipping costs during the three months ended September 30, 2012, principally due to higher than planned dilution in our stopes, needed development work in the mine and mining of lower grade ore zones. For the nine months ended September 30, 2012, mine gross profit totaled $70.6 million compared to $52.4 million for the nine months ended September 30, 2011. Gross profit percentages for the nine months ended September 30, 2012 decreased to 68.2% from 75.1% for the nine months ended September 30, 2011. The decrease in mine gross profit from the prior period was primarily due to an increase in higher operating costs in 2012 including labor, contractor service costs, diesel fuel costs and concentrate shipping costs.

Net income. For the three months ended September 30, 2012, net income was $7.3 million, or $0.14 per basic share, as compared to $15.2 million, or $0.29 per basic share, for the comparable period of 2011. For the nine months ended September 30, 2012, net income was $24.5 million, or $0.46 per basic share, as compared to $20.4 million, or $0.38 basic per share, for the comparable period of 2011.  Lower net income for the three months ended September 30, 2012, resulted from lower gold equivalent production and an increase in production costs, general and administrative expense and construction and development costs. For the nine months ended September 30, 2012 higher net income resulted from significantly higher revenue from the sale of precious metals and base metals in 2012 due to further ramp up of the operations at the La Arista underground mine.

Costs and expenses. Total costs and expenses during the three months ended September 30, 2012 were $10.2 million compared to $8.0 million during the comparable period of 2011, an increase of $2.2 million, or 27.5%.  The increase in cost and expenses, which are discussed by category below, was the result of increases in general and administrative and exploration expenses, and construction and development expenses. Total costs and expenses during the nine months ended September 30, 2012 were $27.9 million compared to $21.6 million during the comparable period of 2011, an increase of $6.3 million, or 29.2%.

General and administrative expenses.  General and administrative expenses for the three and nine months ended September 30, 2012 were $2.9 million and $8.9 million, respectively, compared to $1.8 million and $4.8 million, respectively, for the same periods of 2011.  General and administrative expenses include salaries and benefits, stock-based compensation, professional consulting fees, investor relations, and travel.  The general and administrative expense for the three and nine months ended September 30, 2012 increased by $1.1 million and $4.1 million, respectively, from the prior period, due to an increase in stock-based compensation, salaries and benefits and professional consulting fees.

Exploration expenses.  Property exploration expenses totaled $1.9 million and $5.5 million for the three and nine months ended September 30, 2012, respectively, compared to $1.7 million and $3.3 million, respectively, for the same periods of 2011.  The increase resulted from additional drilling activity at our exploration projects.   Exploration costs associated with definition and delineation drilling of the La Arista vein system are reflected in construction and development expenses.

Construction and development expenses.  Construction and development expenses during the three months and nine months ended September 30, 2012 was $5.4 million and $13.5 million, respectively, compared to $4.5 million and $13.6 million, respectively, during the comparable period in 2011.  The three month increase was due to continued construction and development activity at the mine site. Construction and development expense includes definition and delineation of the La Arista vein system.

Other income (expense). For the three months ended September 30, 2012, we recorded other expense of $0.5 million, compared to other income of $2.5 million during the same period of 2011. For the nine months ended September 30, 2012, we recorded other expense of $1.8 million, compared to other income of $2.3 million during the same period of 2011.   The change in other income (expense) resulted primarily from recognizing currency exchange losses of $2.5 million during the nine months ended September 30, 2012 compared to a currency exchange gain of $2.6 million in the comparable period in 2011.  The 2012 currency exchange losses resulted from translating U.S. dollar cash balances held by our Mexican subsidiaries into the Mexican peso functional currency during a period when the U.S. dollar was decreasing compared to the Mexican peso.

Provision for income taxes.  During the three and nine months ended September 30, 2012, the Company recorded a provision for income taxes of $5.8 million and $16.4 million, respectively. During the three and nine months ended September 20, 2011, the Company recorded a provision for income taxes of $9.1 million and $10.9 million, respectively.   The increase in income taxes during the nine months ended September 30, 2012, was principally due to an increase in net income as a result of higher sales of metals concentrates in 2012 due to start-up of operations at the La Arista underground mine in March 2011.

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

Total Cash Cost per Gold Equivalent Ounce Sold

We use total cash cost (including royalties) per gold equivalent ounce sold, calculated in accordance with the Gold Institute’s Standard, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance.  Total cash costs are arrived at by taking mine cost of sales, plus treatment and refining charges (which are netted against revenues), less by-product credits earned from sales of metals we consider by-products (copper, lead and zinc at the La Arista underground mine and silver at the El Aguila open pit mine) less any noncash items such as depreciation, amortization and stock-based compensation, and reclamation costs.  Total cash costs are divided by gold equivalent ounces sold (gold sold, plus gold equivalent ounces of silver sold converted to gold using our realized gold price to silver price ratio, at the La Arista underground mine; and gold sold at the El Aguila open pit mine) to arrive at total cash cost per gold equivalent ounce sold. There can be no assurance that our reporting of this Non-GAAP measure is similar to that reported by other mining companies.

For reporting periods prior to April 1, 2012, we reported cash operating cost per gold equivalent ounce produced (on-site mill production).  The principal difference between cash operating costs and total cash costs is that cash operating costs exclude royalty payments, whereas total cash costs include royalty payments.  Our concentrates are subject to a 5% net smelter returns royalty.  The principal difference between gold equivalent ounces produced at the mill and gold equivalent ounces sold, is that gold equivalent ounces produced at the mill do not reflect payable metal deductions levied by smelters, whereas gold equivalent ounces sold are after payable metal deductions levied by smelters.  Total cash cost per ounce figures for all periods presented in this Management’s Discussion and Analysis are presented on an ounces sold basis, which in our opinion is the most common method used by companies that apply the Gold Institute Standard.

We have reconciled total cash cost per gold equivalent ounce sold to reported U.S. GAAP measures in the table below.  The most comparable financial measures to our total cash cost is mine cost of sales calculated in accordance with U.S. GAAP. Mine cost of sales is obtained from the unaudited consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except ounces sold and total cash cost per gold equivalent ounce)
Gold equivalent ounces sold	18,059	23,140	56,291	45,870
Cost of sales - production costs	$12,717	$7,894	$32,838	$17,357
Treatment and refining charges	4,146	4,274	12,702	7,353
By-product credits	(7,148)	(4,882)	(19,228)	(9,331)
Depreciation and amortization	(556)	(184)	(940)	(327)
Accretion	(20)	(20)	(60)	(63)
Reclamation costs	(59)	-	(59)	-
Stock-based compensation	(799)	(1,066)	(2,988)	(3,141)
Total cash costs	$8,281	$6,016	$22,265	$11,848
Total cash cost per gold equivalent ounce sold (including royalties)	$459	$260	$396	$258

Cash Flow from Mine Site Operations

Cash flow from mine site operations (“Cash Flow From Mine Site Operations”) is furnished to provide additional information and is a Non-GAAP measure. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  We believe that certain investors use this measure as a basis to assess mine performance and we use it as a measure on which our planned distributions to shareholders are currently based. The following table provides a reconciliation of Cash Flow From Mine Site Operations to mine gross profit as presented in the consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Mine gross profit	$23,773	$29,887	$70,561	$52,368
Stock-based compensation	799	1,066	2,988	3,141
Depreciation and amortization	556	184	940	327
Accretion	20	20	60	63
Cash flow from mine site operations	$25,148	$31,157	$74,549	$55,899

Liquidity and Capital Resources

As of September 30, 2012, we had working capital of $60.7 million, consisting of current assets of $75.8 and current liabilities of $15.1 million.  This represents an increase of $1.4 million from the working capital balance of $59.3 million as of December 31, 2011.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development and construction and to fund our dividends.

We target calendar year cash distributions to our shareholders totaling approximately one-third of Cash Flow From Mine Site Operations (See “Non-GAAP Measures” above), subject to the laws of the State of Colorado that govern distributions to shareholders. Our target dividend payment of one-third of Cash Flow From Mine Site Operations may be increased, decreased, suspended or discontinued at any time at the sole discretion of the Board of Directors based on company development requirements and strategies, cash balances, spot gold and silver prices, taxation, general market conditions or any other reason.  For the nine months ended September 30, 2012, we declared dividends of $27.0 million, representing 36.2% of Cash Flow From Mine Site Operations for the nine months ended September 30, 2012.  We believe that based on current metal prices and the expected operating performance of the La Arista mine, our Cash Flow From Mine Site Operations will be sufficient to fund our expected disbursements for operating, capital, taxes and other expenses for at least the next twelve months.  We do not anticipate that we will need to pursue any external sources of financing during the next twelve months.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver dore, and a 5% net smelter returns royalty on sales of any concentrate.  We produce copper, lead and zinc concentrates, but no gold and silver dore, at our La Arista underground mine.  We produced a gold concentrate at our El Aguila open pit mine.  Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.   We made royalty payments for the three and nine months ended September 30, 2012 of $1.5 million and $4.8 million, respectively, and $1.9 million and $3.5 million for the three and nine months ended September 30, 2011, respectively.   We estimate that between $6 million and $7 million of royalty payments will be made in 2012, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

Upon declaration of a dividend, each shareholder has the option to subsequently convert that cash dividend into gold and/or silver bullion. To the extent we do not hold sufficient gold and silver bullion by the distribution payment date we must purchase gold and/or silver bullion in the market.  We intend to purchase gold and silver bullion in the market at various times throughout the year, and intend to hold quantities of gold and/or silver bullion to enable us to meet, at a minimum, our forecasted physical delivery requirements in the current and following month.

For the nine months ended September 30, 2012, we spent $5.5 million of our $7.0 million 2012 forecast for exploration  on drilling and other related activities at our El Aguila project and other exploration properties.  Our planned exploration expenditures are discretionary and could be significantly more or less depending on the ongoing results from the exploration programs. Exploration activities to further delineate and define our La Arista deposit are considered mine development costs and classified as development and construction in the consolidated statement of operations, and are in addition to the $7.0 million exploration expenditure forecast.

Cash and cash equivalents as of September 30, 2012 decreased to $36.2 million from $52.0 million as of December 31, 2011, a net decrease in cash of $15.8 million.  During this period, we purchased approximately $4.7 million of gold and silver bullion.  During the same period, our current liabilities decreased by $11.7 million principally due to payment of our 2011 Mexican income tax liability in 2012.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $19.2 million compared $23.2 million during the comparable period in 2011.  Our cash flow from operating activities decreased by $4.0 million. Although net income increased for the nine month period ended September 30, 2012, the effect of fluctuations in operating assets and liabilities, primarily contributed to the $4.0 million decrease in cash flow from operating activities.

Net cash used in investing activities was $7.1 million for both the nine month periods ended September 30, 2012 and 2011.  Cash used in investing activities during the nine months ended September 30, 2012 was the result of equipment purchases for our exploration, construction and development activities and purchases of gold and silver bullion.    Although most of our exploration stage expenditures are recorded as an expense rather than an asset, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture and electronics.  The cost of acquiring these capitalized assets is reflected in our investing activities.

Net cash used in financing activities for the nine months ended September 30, 2012 was $27.9 million compared to $18.5 million during the same period in 2011, consisting primarily of dividends paid in each respective period.    In August 2011, we instituted a monthly dividend consisting of $0.05 per share. The Board of Directors increased the monthly dividend to $0.06 per share in April 2012.  As a result of the increase and based on the number of shares of common stock outstanding as of the date of this report, we anticipate paying dividends aggregating approximately $9.5 million each quarter; however, the Board of Directors may re-evaluate its decision on the basis of changes in our operations.   The estimated aggregate amount of dividends we intend to pay may also be reduced in the future if there are significant purchases of common stock under our share repurchase program as the outstanding shares of common stock would be reduced.

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

Provisional Sales Contract Risk

We enter into concentrate sales contracts with third-party commodity trading company. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through earnings each period prior to final settlement.

At September 30, 2012, we had outstanding provisionally priced sales of $33.1 million consisting of 8,258 ounces of gold and 660,272 ounces of silver, 231 tons of copper, 931 tons of lead and 2,402 tons of zinc which had a fair value of approximately $35.2 million, including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $380,539.

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

ITEM 4:         Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2012 our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Change in Internal Control over Financial Reporting

Management determined that the Company’s financial statements for the first and second quarters of fiscal 2012 contained an error related to the recognition of sales of metal concentrates and should be restated. The Company concluded that there was an internal control deficiency in its concentrate sales process that did not prevent or detect on a timely basis the material variance between preliminary assay samples of the concentrates taken at the mine site with those assay samples taken at the buyer’s warehouse. This control deficiency constituted a material weakness in the design of our internal controls which will result in the restatement of our interim consolidated financial statements for the quarters ended March 31, 2012 and June 30, 2012.

•

We have updated our internal controls to include the mine site management’s preparation and review of a monthly schedule that summarizes the potential impact on sales of metal concentrates resulting from differences between assays from samples of our concentrates taken at the mine site and assays from samples of our concentrates taken at the buyer’s warehouse, prior to final settlement.  Mine site management and corporate management will review the monthly schedule prior to end of the month following the month in which the provisional invoices were recorded, to assess whether an adjustment to sales prior to final settlement is required.  Management has evaluated the effectiveness of our internal controls over financial reporting and believes that the material weakness which previously existed at March 31, 2012 and June 30, 2012 has been fully remediated as of September 30, 2012.

There have been no other changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting other than the control deficiency discussed above.

PART II – OTHER INFORMATION

ITEM 1:  Legal Proceedings

            On October 25, 2012, a putative securities class action lawsuit captioned Scott Cantor, on Behalf of Himself and All Others Similarly Situated v. Gold Resource Corporation et al., was filed in the U.S. District Court for the District of Colorado.  This federal court action names the Company and certain of its executive officers individually as defendants and alleges, among other things, that we and those officers violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with statements relating to our annual production targets and mine operations. The plaintiffs seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incur in the lawsuit.  We believe the allegations are without merit and that we have valid defenses to such allegations.  We intend to defend this action vigorously.  We are unable at this time to provide a meaningful quantification of how the final resolution of these claims may impact our future consolidated financial position or results of operations.

ITEM 1A:  Risk Factors

              We have been named as a defendant in a securities class action lawsuit which could result in substantial damages and may divert management’s time and attention from our business. On October 25, 2012, a putative securities class action lawsuit was commenced in the United States District Court for the District of Colorado, naming us and certain of our officers as defendants.  This lawsuit and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to the lawsuit will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of this suit, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from this matter, and we cannot be certain how long it may take to resolve this matter or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to this lawsuit. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on this action could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations and financial position. In addition, the uncertainty of the currently pending litigation could lead to increased volatility in our stock price.

We rely on third party transportation companies to transport and our buyer to store and secure our concentrate products until they arrive at the buyer’s facilities and samples are taken for purposes of determining final sales prices.  The terms of our sales contract with our concentrate buyer require us to rely on metallurgical results from samples of our concentrate products that are obtained at the buyer’s warehouse to determine the final sales price for our concentrates.  Once the products leave our mill facility, we no longer have full custody and control of these products.  Improper storage, fire, natural disaster, theft or other conditions at the buyer’s location or in transit may lead to the loss, destruction or tampering with our concentrate products.  Such losses may or may not be covered by insurance and even if they are adequately covered by insurance, such an event may lead to a delay or interruption in our concentrate sales and our operating results may be adversely affected.  Tampering, theft or environmental factors may impact the metallurgical content of our concentrates between the time they are sampled at our mill site for provisional price purposes and the time they are sampled at the buyer’s warehouse for final price purposes and significant variances in these measurements may negatively impact our revenue.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date.  During the three months ended September 30, 2012, we repurchased shares of Gold Resource Corporation common stock on the open market as follows:

Issuer Purchases of Equity Securities
Registered Pursuant to Section 12 of the Exchange Act
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(In thousands)
July 1 - July 31	82,740	$18.07	186,991	$16,551

(1)	The total number of shares purchased as part of publicly announced plans or programs included shares purchased under the Board’s authorizations described above.

ITEM 6:         Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited

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

GOLD RESOURCE CORPORATION

Dated: November 14, 2012		/s/ William W. Reid
	By:	William W. Reid,
Chief Executive Officer

Dated: November 14, 2012		/s/ Bradley J. Blacketor
	By:	Bradley J. Blacketor,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited

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

Exhibit 31.1

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, William W. Reid, certify that:

1. I have reviewed this Form 10-Q of Gold Resource Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2012

/s/ William W. Reid
William W. Reid

Chief Executive Officer

Exhibit 31.2

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bradley J. Blacketor, certify that:

1. I have reviewed this Form 10-Q of Gold Resource Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2012

/s/ Bradley J. Blacketor
Bradley J. Blacketor

Chief Financial Officer

Exhibit 32

CERTIFICATION

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William W. Reid, Chief Executive Officer, and I, Brad J. Blacketor, Chief Financial Officer of Gold Resource Corporation (the “Company”) certify that:

1. I have reviewed the quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

Date: November 14, 2012

/s/ William W. Reid
William W. Reid
Chief Executive Officer

Date: November 14, 2012

/s/ Bradley J. Blacketor
Bradley J. Blacketor

Chief Financial Officer