Form 10-Q/A
period 2012-03-31
GOLD RESOURCE CORP
filed 2012-12-14
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

Gold Resource Corporation (“we,” “us,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 filed on May 10, 2012 (the “Original Filing”) to restate its consolidated financial statements and related financial information. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of March 31, 2012 and for the three months ended March 31, 2012, and for the period from Inception (August 24, 1998) to March 31, 2012, as discussed below and in Note 11 to the accompanying restated consolidated financial statements. Other than as set forth herein, this Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the filing of the Original Filing.

Management, after consultation with the Board of Directors, Audit Committee and the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for the first and second quarters of 2012 contained errors relating to the recognition of sales of metal concentrates, and should be restated and, accordingly, that the Original Filing should no longer be relied upon. The Company concluded that there was an internal control deficiency in its concentrate sales process that did not prevent or detect on a timely basis material variances between preliminary assays taken from samples of concentrates at the mine site, with assays taken from samples of concentrates at the buyer’s warehouse, prior to final settlement. An assay is a metallurgical process for testing concentrate samples to determine the amount and purity of metals contained within those concentrate samples. The error resulted in a $4.0 million reduction to revenues (including pricing and other settlement adjustments with the buyer), a $0.2 million reduction to production costs applicable to sales, and a $1.2 million reduction to provision for income taxes for the quarter ended March 31, 2012, and for the period from Inception (August 24, 1998) to March 31, 2012; and a $4.0 million reduction to accounts receivable, a $1.2 million reduction in income taxes payable and a $0.2 million reduction to accounts payable as of March 31, 2012. Management believes that the material assay variances resulted from concentrate tampering sometime after the concentrates left the mine site, and prior to the concentrates being sampled while at the buyer’s warehouse. The Company has implemented new procedures in the third quarter of 2012 to monitor its concentrates from the time they leave the mine site until they are sampled at the buyer’s warehouse.

In addition, management concluded that the internal control deficiency in its concentrate sales process constituted a material weakness in the design of its internal controls over financial reporting. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of disclosure controls and procedures as of March 31, 2012 and changes in internal control over financial reporting. Management believes that as of September 30, 2012, the material weakness in its internal controls over the concentrate sales process that existed as of March 31, 2012 and June 30, 2012 has been remediated.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the restatement discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Forward-looking statements relating to production forecasts have been deleted in this Amendment. Other forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings with the SEC.

Part I - Item 1 (Financial Statements), Part I - Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part I – Item 3 (Quantitative and Qualitative Disclosures about Market Risk) and Part I - Item 4 (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II – Item 6 (Exhibits) has been amended to, among other things, include currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. Those items that have been restated are denoted as (restated) throughout this report.

GOLD RESOURCE CORPORATION

FORM 10-Q/A

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	( As Restated, see Note 11)
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,004	$51,960
Gold and silver bullion	5,626	2,549
Accounts receivable	13,943	14,281
Inventories	7,453	4,243
IVA taxes receivable	6,099	4,425
Deferred tax assets	11,118	11,118
Prepaid expenses	864	951

Total current assets	89,107	89,527
Land and mineral rights	227	227
Property and equipment—net	12,323	10,318
Deferred tax asset	19,517	19,517
Other assets	7	6

Total assets	$121,181	$119,595

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,008	$1,691
Accrued expenses	4,522	4,879
IVA taxes payable	8,142	4,984
Income taxes payable	6,133	15,987
Dividends payable	2,645	2,645

Total current liabilities	22,450	30,186
Asset retirement obligation	2,514	2,281

Total liabilities	24,964	32,467
Shareholders’ equity:
Preferred stock—$0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized: 53,006,871 and 52,998,303 shares issued and outstanding, respectively	53	53
Additional paid-in capital	126,650	132,529
(Deficit) accumulated during the exploration stage	(26,018)	(39,522)
Treasury stock at cost, 104,251 shares	(1,954)	(1,954)
Other comprehensive income—currency translation adjustment	(2,514)	(3,978)

Total shareholders’ equity	96,217	87,128

Total liabilities and shareholders’ equity	$121,181	$119,595

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2012 and 2011

and for the period from Inception (August 24, 1998) to March 31, 2012

(U.S. dollars in thousands, except shares and per share amounts)

(Unaudited)

			( As Restated, see Note 11) Inception
	( As Restated, see Note 11) 2012	2011	(August 24, 1998) to March 31, 2012
Sales of metal concentrates, net	$36,665	$11,280	$156,582

Mine cost of sales:
Production costs applicable to sales	6,527	2,352	28,650
Depreciation and amortization	232	64	871
Accretion	20	21	170

Total mine cost of sales	6,779	2,437	29,691

Mine gross profit	29,886	8,843	126,891
Costs and expenses:
General and administrative expenses	2,571	1,735	27,868
Stock-based compensation	2,056	1,377	16,460
Exploration expenses	1,353	512	35,458
Construction and development	2,358	3,066	77,274
Production start up expense, net	—	—	209
Management contract expense	—	—	752

Total costs and expenses	8,338	6,690	158,021

Operating income (loss)	21,548	2,153	(31,130)
Other income (expense)	(1,989)	(120)	886

Income (loss) before income taxes	19,559	2,033	(30,244)
Provision for income taxes	6,055	—	(5,982)

Net income (loss) before extraordinary item	13,504	2,033	(24,262)
Extraordinary items:
Flood loss, net of income tax benefit of $750	—	—	(1,756)

Net income (loss)	$13,504	$2,033	$(26,018)

Other comprehensive income (loss):
Currency translation gain (loss)	1,464	464	(2,515)

Net comprehensive income (loss)	$14,968	$2,497	$(28,533)

Net income per common share:
Basic	$0.26	$0.04

Diluted	$0.24	$0.04

Weighted average shares outstanding:
Basic	52,898,984	52,998,303

Diluted	56,362,916	57,840,414

The accompanying notes are an integral part of these financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2012 and 2011

and for the period from Inception (August 24, 1998) to March 31, 2012

(U.S. dollars in thousands)

(Unaudited)

			( As Restated, see Note 11) Inception
	( As Restated, see Note 11)		(August 24, 1998) to March 31,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$13,504	$2,033	$(26,018)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	296	144	1,840
Accretion	20	21	170
Asset retirement obligation	—	—	2,307
Stock-based compensation	2,056	1,377	18,107
Management fee paid in stock	—	—	392
Related party payable paid in stock	—	—	320
Foreign currency translation adjustment	1,464	464	(2,514)
Unrealized loss (gain) from gold and silver bullion held	(198)	—	230
Deferred tax assets	—	—	(30,635)
Other	—	—	29
Changes in operating assets and liabilities:
Accounts receivable	338	(3,209)	(13,943)
Inventories	(3,210)	(4,688)	(7,453)
IVA taxes receivable	(1,674)	(424)	(6,099)
Prepaid expenses	88	—	(864)
Accounts payable	(683)	449	1,008
Accrued expenses	(358)	(230)	4,522
IVA taxes payable	3,158	501	8,142
Income taxes payable	(9,854)	—	6,133
Dividends payable	—	—	2,645
Other	—	(9)	(8)

Total adjustments	(8,557)	(5,604)	(15,671)

Net cash provided by (used in) operating activities	4,947	(3,571)	(41,689)

Cash flows from investing activities:
Capital expenditures	(2,302)	(1,425)	(14,625)
Purchase of gold and silver bullion	(2,879)	—	(5,856)

Net cash (used in) investing activities	(5,181)	(1,425)	(20,481)

Cash flows from financing activities:
Proceeds from sales of common stock	—	—	150,633
Proceeds from exercise of stock options	—	—	428
Proceeds from debentures—founders	—	—	50
Dividends paid	(7,935)	(4,770)	(43,749)
Treasury stock purchases	—	—	(1,954)
Proceeds from exploration funding agreement			500

Net cash provided by (used in) financing activities	(7,935)	(4,770)	105,908

Effect of exchange rates on cash and equivalents	213	88	266

Net increase (decrease) in cash and equivalents	(7,956)	(9,678)	44,004
Cash and equivalents at beginning of period	51,960	47,582	—

Cash and equivalents at end of period	$44,004	$37,904	$44,004

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$17,305	$—	$17,305

Non-cash investing and financing activities:
Conversion of funding into common stock	$—	$—	$500

Conversion of founders debentures into common stock	$—	$—	$50

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

Proven and Probable Reserves: The definition of proven and probable reserves is set forth in SEC Industry Guide 7 . Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

As of March 31, 2012, none of the mineralized material at the Company’s El Aguila Project or its properties met the SEC’s definition of proven or probable reserves.

Basis of Presentation : The consolidated balance sheet as of December 31, 2011 was derived from audited financial statements at that date, but this report does not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete audited financial statements. The interim consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with the rules and regulations of the SEC pursuant to Item 210 of Regulation S-X promulgated by the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures included are adequate to make the information presented not misleading.

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

Reclassifications: Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on the Company’s consolidated financial position, results of operations or cash flows.

Revenue Recognition : Sales of all metals products sold directly to the Company’s metals concentrate buyer, including by-product metals, are recorded as revenue when title and risk of loss transfer to the buyer (generally at the time shipment is delivered at buyer’s port) at estimated forward prices for the anticipated month of settlement. Due to the time elapsed between shipment and the final settlement with the buyer, the Company must estimate the prices at which sales of metals will be settled. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices until final settlement with the buyer.

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

Foreign Translation Gain (Loss) and Foreign Currency Transaction Gain (Loss) : The functional currency for the Company’s subsidiaries is the Mexican peso. Translation adjustments are not included in the determination of net income for the period and are reported as a separate component of shareholders’ equity. For the three months ended March 31, 2012 and 2011, the Company recognized a currency translation gain of $1.5 million and $464,000, respectively.

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

Depreciation expense for the three months ended March 31, 2012 and 2011 was $296,000 and $144,000 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

6.	Income Taxes (restated)

The Company recorded an income tax expense of $6.1 million (restated), a 31% (restated) effective tax rate, for the period ending March 31, 2012, compared to an income tax expense of $0 million, a 0% effective tax rate, for the period ending March 31, 2011. The income tax expense recognized for the period ending March 31, 2012 was primarily the result of increased production of metal products resulting in income tax expense recognized in Mexico.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2012, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and the foreign deferred tax assets of Gold Resource Corporation and Golden Trump Resources, S.A. de C.V. are more likely than not to be realized.

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

The Company’s asset retirement obligation (“ARO”) relates to the reclamation, remediation, and closure costs for its El Aguila Project. Changes in the Company’s asset retirement obligation for the three months ended March 31, 2012 and year ended December 31, 2011 are as follows:

	Three months ended March 31, 2012	Year ended December 31, 2011
	(in thousands)
Asset retirement obligation – opening balance	$2,281	$2,495
Foreign currency translation	213	(296)
Accretion	20	82

Asset retirement obligation – ending balance	$2,514	$2,281

8.	Shareholders’ Equity

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

Subsequent to March 31, 2012, the Company declared regular monthly cash dividends of $0.06 per common share as described in Note 12.

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. As of March 31, 2012, the Company had repurchased 104,251 shares of common stock for $1,954,000.

9.	Concentrate Sales Settlements (restated)

The Company records adjustments to sales of metal concentrates that result from final settlement of provisional invoices in the period that the final invoice settlement occurs. The Company also reviews assays taken at the mine site on its concentrate shipments, upon which its provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in an decrease to sales of $2.9 million (restated) for the three months ended March 31, 2012, and an increase to sales of $0.1 million for the three months ended March 31, 2011.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in an increase to sales of $0.0 million (restated) for the three months ended March 31, 2012, and an increase to sales of $0.7 million for the three months ended March 31, 2011.

Smelter refining fees, treatment charges and penalties are netted against sales of metal concentrates in the consolidated statement of operations. Total charges for these items totaled $4.6 million (restated) for the three months ended March 31, 2012, and $0.7 million for the three months ended March 31, 2011.

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

11.	Restatement of Consolidated Financial Statements (restated)

Management, after consultation with the Board of Directors, Audit Committee and the Company’s independent registered public accounting firm, determined that the Company’s financial statements for the first and second quarters of 2012 contained errors relating to the recognition of sales of metal concentrates, and should be restated and accordingly, that the Orginal Filing should no longer be relied upon. Management made this determination following an assessment of material differences between preliminary assays taken from samples of concentrates at the mine site, with assays taken from samples of concentrates at the buyer’s warehouse, prior to final settlement. An assay is a metallurgical process for testing concentrate samples to determine the amount and purity of metals contained within those concentrate samples. Management believes that the material assay variances resulted from concentrate tampering sometime after the concentrates left the mine site, and prior to the concentrates being sampled while at the buyer’s warehouse. Management concluded that sales of metal concentrates should have been adjusted at the time the material assay differences were known.

Financial statement effect of the restatement:

The error resulted in a $4.0 million reduction to revenues (including pricing and other settlement adjustments with the buyer), a $0.2 million reduction to production costs applicable to sales and a $1.2 million reduction to provision for income taxes for the three months ended March 31, 2012, and for the period from Inception (August 24, 1998) to March 31, 2012, and a $4.0 million reduction to accounts receivable, a $0.2 million reduction to accounts payable and a $1.2 million reduction to income taxes payable as of March 31, 2012.

The tables below shows the effects of the restatement on the consolidated balance sheet as of March 31, 2012, and the consolidated statements of operations for the three months ended March 31, 2012, and for the period from Inception (August 24, 1998) to March 31, 2012, and the consolidated statements of cash flows for the three months ended March 31, 2012, and for the period from Inception (August 24, 1998) to March 31, 2012.

The following tables summarizes the effects of the restatement:

	As Previously Reported March 31, 2012	As Restated March 31, 2012	Restatement Adjustments March 31, 2012
	(U.S. dollars in thousands, except shares) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,004	$44,004	$—
Gold and silver bullion	5,626	5,626	—
Accounts receivable	17,900	13,943	(3,957)
Inventories	7,453	7,453	—
IVA taxes receivable	6,099	6,099	—
Deferred tax assets	11,118	11,118	—
Prepaid expenses	864	864	—

Total current assets	93,064	89,107	(3,957)
Land and mineral rights	227	227	—
Property and equipment—net	12,323	12,323	—
Deferred tax asset	19,517	19,517	—
Other assets	7	7	—

Total assets	$125,138	$121,181	$(3,957)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,160	$1,008	$(152)
Accrued expenses	4,522	4,522	—
IVA taxes payable	8,142	8,142	—
Income taxes payable	7,320	6,133	(1,187)
Dividends payable	2,645	2,645	—

Total current liabilities	23,789	22,450	(1,339)
Asset retirement obligation	2,514	2,514	—

Total liabilities	26,303	24,964	(1,339)
Shareholders’ equity:
Preferred stock—$0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized: 53,006,871 and 52,998,303 shares issued and outstanding, respectively	53	53	—
Additional paid-in capital	126,650	126,650	—
(Deficit) accumulated during the exploration stage	(23,400)	(26,018)	(2,618)
Treasury stock at cost, 104,251 shares	(1,954)	(1,954)	—
Other comprehensive income—currency translation adjustment	(2,514)	(2,514)	—

Total shareholders’ equity	98,835	96,217	(2,618)

Total liabilities and shareholders’ equity	$125,138	$121,181	$(3,957)

	As Previously Reported , Three months ended March 31, 2012	As Restated Three months ended March 31, 2012	Restatement Adjustments Three months ended March 31, 2012
Sales of metals concentrate, net	$40,622	$36,665	$(3,957)

Mine cost of sales:
Production costs applicable to sales	6,679	6,527	(152)
Depreciation and amortization	232	232	—
Accretion	20	20	—

Total mine cost of sales	6,931	6,779	(152)

Mine gross profit	33,691	29,886	(3,805)
Costs and expenses:
General and administrative expenses	2,571	2,571	—
Stock-based compensation	2,056	2,056	—
Exploration expenses	1,353	1,353	—
Construction and development	2,358	2,358	—

Total costs and expenses	8,338	8,338	—

Operating income	25,353	21,548	(3,805)
Other (expense)	(1,989)	(1,989)	—

Income before income taxes	23,364	19,559	(3,805)
Provision for income taxes	7,242	6,055	(1,187)

Net income	$16,122	$13,504	$(2,618)

Other comprehensive (loss) income:
Currency translation gain	1,464	1,464	—

Net comprehensive income	$17,586	$14,968	$(2,618)

Net income per common share:
Basic	$0.30	$0.26	$0.04

Diluted	$0.29	$0.24	$0.05

Weighted average shares outstanding:
Basic	52,898,984	52,898,984	—

Diluted	56,362,916	56,362,916	—

	As Previously Reported Inception (August 24, 1998) to March 31, 2012	As Restated Inception (August 24, 1998) to March 31, 2012	Restatement Adjustments Inception (August 24, 1998) to March 31, 2012
Sales of metals concentrate, net	$160,539	$156,582	$(3,957)

Mine cost of sales:
Production costs applicable to sales	28,802	28,650	(152)
Depreciation and amortization	871	871	—
Accretion	170	170	—

Total mine cost of sales	29,843	29,691	(152)

Mine gross profit	130,696	126,891	(3,805)
Costs and expenses:
General and administrative expenses	27,868	27,868	—
Stock-based compensation	16,460	16,460	—
Exploration expenses	35,458	35,458	—
Construction and development	77,274	77,274	—
Production start up expense, net	209	209	—
Management contract expense	752	752	—

Total costs and expenses	158,021	158,021	—

Operating income	(27,325)	(31,130)	(3,805)
Other (expense)	886	886	—

Income before income taxes	(26,439)	(30,244)	(3,805)
Provision for income taxes	(4,795)	(5,982)	(1,187)

	(21,644)	(24,262)	(2,618)
Extraordinary items:
Flood loss, net of income tax benefit of $750	(1,756)	(1,756)	—

Net income	$(23,400)	$(26,018)	$(2,618)

Other comprehensive (loss) income:
Currency translation gain	(2,515)	(2,515)	—

Net comprehensive income	$(25,915)	$(28,533)	$(2,618)

	As Previously Reported	As Restated	Restatement Adjustments
	Three months ended March 31,	Three months ended March 31,	Three months ended March 31,
	2012	2012	2012
Cash flows from operating activities:
Net income	$16,122	$13,504	$(2,618)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	296	296	—
Accretion	20	20	—
Stock-based compensation	2,056	2,056	—
Foreign currency translation adjustment	1,464	1,464	—
Unrealized (gain) from gold and silver bullion held	(198)	(198)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,619)	338	3,957
Inventories	(3,210)	(3,210)	—
IVA taxes receivable	(1,674)	(1,674)	—
Prepaid expenses	88	88	—
Accounts payable	(531)	(683)	(152)
Accrued expenses	(358)	(358)	—
IVA taxes payable	3,158	3,158	—
Income taxes payable	(8,667)	(9,854)	(1,187)

Total adjustments	(11,175)	(8,557)	(2,618)

Net cash provided by operating activities	4,947	4,947	—

Cash flows from investing activities:
Capital expenditures	(2,302)	(2,302)	—
Purchase of gold and silver bullion	(2,879)	(2,879)	—

Net cash (used in) investing activities	(5,181)	(5,181)	—

Cash flows from financing activities:
Dividends paid	(7,935)	(7,935)	—

Net cash (used in) financing activities	(7,935)	(7,935)	—

Effect of exchange rates on cash and equivalents	213	213	—

Net (decrease) in cash and equivalents	(7,956)	(7,956)	—
Cash and equivalents at beginning of period	51,960	51,960	—

Cash and equivalents at end of period	$44,004	$44,004	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$17,305	$17,305	$—

	As Previously Reported Inception (August 24, 1998) to March 31, 2012	As Restated Inception (August 24, 1998) to March 31, 2012	Restatement Adjustments Inception (August 24, 1998) to March 31, 2012
Cash flows from operating activities:
Net income (loss)	$(23,400)	$(26,018)	$(2,618)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,840	1,840	—
Accretion	170	170	—
Asset retirement obligation	2,307	2,307	—
Stock-based compensation	18,107	18,107	—
Management fee paid in stock	392	392	—
Related party payable paid in stock	320	320	—
Foreign currency translation adjustment	(2,514)	(2,514)	—
Unrealized loss (gain) from gold and silver bullion held	230	230	—
Deferred tax assets	(30,635)	(30,635)	—
Other	29	29	—
Changes in operating assets and liabilities:
Accounts receivable	(17,900)	(13,943)	3,957
Inventories	(7,453)	(7,453)	—
IVA taxes receivable	(6,099)	(6,099)	—
Prepaid expenses	(864)	(864)	—
Accounts payable	1,160	1,008	(152)
Accrued expenses	4,522	4,522	—
IVA taxes payable	8,142	8,142	—
Income taxes payable	7,320	6,133	(1,187)
Dividends payable	2,645	2,645	—
Other	(8)	(8)	—

Total adjustments	(18,289)	(15,671)	(2,618)

Net cash provided by (used in) operating activities	(41,689)	(41,689)	—

Cash flows from investing activities:
Capital expenditures	(14,625)	(14,625)	—
Purchase of gold and silver bullion	(5,856)	(5,856)	—

Net cash (used in) investing activities	(20,481)	(20,481)	—

Cash flows from financing activities:
Proceeds from sales of common stock	150,633	150,633	—
Proceeds from exercise of stock options	428	428	—
Proceeds from debentures—founders	50	50	—
Dividends paid	(43,749)	(43,749)	—
Treasury stock purchases	(1,954)	(1,954)	—
Proceeds from exploration funding agreement	500	500	—

Net cash provided by (used in) financing activities	105,908	105,908	—

Effect of exchange rates on cash and equivalents	266	266	—

Net increase (decrease) in cash and equivalents	44,004	44,004	—
Cash and equivalents at beginning of period	—	—	—

Cash and equivalents at end of period	$44,004	$44,004	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$17,305	$17,305	$—

Non-cash investing and financing activities:
Conversion of funding into common stock	$500	$500	$—

Conversion of founders debentures into common stock	$50	$50	$—

12.	Subsequent Events

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

Restatement

With this Amendment 1 we have restated the following previously filed consolidated financial statements, data and related disclosures: the consolidated balance sheet as of March 31, 2012, the consolidated statements of operations for the three months ended March 31, 2012 and for the period from Inception (August 24, 1998) to March 31, 2012, and the consolidated statements of cash flows for the three months ended March 31, 2012, and for the period from Inception (August 24, 1998) to March 31, 2012. See Note 11 to the consolidated financial statements, restated. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that the Company’s consolidated financial statements for the first and second quarters of 2012 contained errors relating to the recognition of sales of metal concentrates. Management made this determination in the fourth quarter of 2012 following an assessment of material differences between preliminary assays taken from samples of concentrates at the mine site, with assays taken from samples of concentrates at the buyer’s warehouse, prior to final settlement. An assay is a metallurgical process for testing concentrate samples to determine the amount and purity of metals contained within those concentrate samples. Management believes that the material assay variances resulted from concentrate tampering sometime after the concentrates left the mine site, and prior to the concentrates being sampled while at the buyer’s warehouse. Management concluded that sales of metal concentrates should have been adjusted at the time the material assay differences were known.

In addition, management concluded that the internal control deficiency in its concentrate sales process constituted a material weakness in the design of its internal controls over financial reporting. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of its disclosure controls and procedures as of March 31, 2012 and changes in internal control over financial reporting. Management believes that as of September 30, 2012, the material weakness in its internal controls over the concentrate sales process that existed as of March 31, 2012 and June 30, 2012 has been remediated.

The following MD&A reflects the restatements. For this reason, the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Non-GAAP Measure - Total Cash Cost per Gold Equivalent Ounce Sold

In this Amendment, we have changed our presentation of total cash costs to reflect total cash cost (including royalties) per gold equivalent ounce sold, calculated in accordance with the Gold Institute’s Standard, to be consistent with our reporting of this Non-GAAP measure in the second and third quarters of 2012.

Overview (restated)

Business

        Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to feature low operating costs and high returns on capital and is presently focused on mineral production at the El Aguila Project in Oaxaca, Mexico. We began commercial production of metal concentrates in July 2010. Our concentrates contain our primary metal products of gold and silver and also contain copper, lead and zinc, which we consider by-products. For the three months ended March 31, 2012, the sale of our metal concentrates generated revenues of $36.7 million (restated), our highest quarterly revenue since inception, mine gross profit of $29.9 million (restated) and net income of $13.5 million (restated).

For the first quarter of 2012, we sold a record 20,985 (restated) ounces precious metal gold equivalent (AuEq) at a total cash cost (including royalties expense) of $269 (restated) per AuEq ounce. Precious metal gold equivalent is determined by taking the silver payable metal ounces sold and converting them to the dollar equivalent of gold by using the gold to silver average price ratio. The gold and silver average prices used in the calculation are the actual metal prices realized from the sales of our metals concentrate. (Please see the section titled “ Non-GAAP Measure “ below for additional information concerning the cash cost per ounce measure.)

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project or any of our other properties in Oaxaca, Mexico. Accordingly, as required by the SEC guidelines ( see Note 1 to the Unaudited Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date, including construction of the mill and mines, have been expensed and therefore do not appear as assets on our balance sheet. We expect to expense additional construction and development expenditures in 2012 related to the La Arista underground mine. All expenditures for exploration and evaluation of our properties are expensed as incurred. Certain expenditures, such as expenses for rolling stock or other general purpose equipment may be capitalized, subject to our evaluation of the possible impairment of the asset.

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

Results of Operations (restated) The following table summarizes our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	(As Restated)
	2012	2011
Sales of metals concentrate, net	$36,665	$11,280
Mine cost of sales	6,527	2,437

Mine gross profit	29,886	8,843

Costs and expenses:
General and administrative expenses	2,571	1,735
Stock-based compensation	2,056	1,377
Exploration expenses	1,353	512
Construction and development	2,358	3,066

Total costs and expenses	8,338	6,690

Operating income	21,548	2,153
Other income (expense)	(1,989)	(120)

Income before income taxes	19,557	2,033
Provision for income taxes	6,055	—

Net income	$13,504	$2,033

Sales of metals concentrate, net

During the three months ended March 31, 2012, we generated revenue of $36.7 million (restated), net of treatment charges, compared to revenues of $11.3 million during the same period of 2011, an increase of 225% (restated). Metal concentrate sales during 2012 were generated from the La Arista underground mine to which we transitioned in March 2011. Prior to that time, metal concentrate sales were derived from the El Aguila open pit mine.

The significant increase in revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 reflects increased payable metals sold as a result of increased tonnes of higher grade ore milled and improved metal recoveries, in addition to an increase in the average metal prices realized. We also generated revenue in 2012 from sales of base metal concentrates (copper, lead and zinc) which are derived from the La Arista underground mine and are considered by-products of our gold and silver production. (See table titled “ El Aguila Production Statistics” below for additional information regarding the three months ended March 31, 2012 and 2011).

        In the third quarter of 2012, Management determined that the Company’s financial statements for the first and second quarters contained errors relating to the recognition of sales of metal concentrates and should be restated. The Company concluded that there was an internal control deficiency in its concentrate sales process that did not prevent or detect on a timely basis material variances between preliminary assays taken from samples of concentrates at the mine site, with those assays taken from samples of concentrates at the buyer’s warehouse, prior to final settlement. An assay is a metallurgical process for testing concentrate samples to determine the amount and purity of metals contained within those concentrate samples.

Management believes that the material assay variances resulted from concentrate tampering sometime after the concentrates left the mine site, and prior to the concentrates being sampled while at the buyer’s warehouse. Management concluded that sales of metal concentrates should have been adjusted at the time the material assay differences were known. The error resulted in a $4.0 million reduction in revenues (including pricing and other settlement adjustments with the buyer), a $0.2 million reduction to production costs applicable to sales and a $1.2 million reduction to provision for income taxes and for the three months ended March 31, 2012.

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

Below is a table of certain key production statistics for our El Aguila Project during the three months ended March 31, 2012 and 2011 as restated:

Production and Sales Statistics
	La Arista Underground Mine	La Arista Underground Mine	El Aguila Open Pit Mine
	(As Restated,)
	Three months ended March 31,	One month ended March 31,	Two months ended March 31,
	2012	2011	2011
Production Summary
Milled:
Tonnes Milled	75,078	15,203	46,409
Tonnes Milled per Day	825	501	829
Grade:
Average Gold Grade (g/t)	4.27	1.94	3.35
Average Silver Grade (g/t)	483	405	39
Average Copper Grade (%)	0.49	—	—
Average Lead Grade (%)	1.73	0.92	—
Average Zinc Grade (%)	3.59	1.92	—
Recoveries:
Average Gold Recovery (%)	89	86	81
Average Silver Recovery (%)	94	89	75
Average Copper Recovery (%)	76	—	—
Average Lead Recovery (%)	74	90	—
Average Zinc Recovery (%)	74	74	—
Gross Payable metal produced (2)
Gold (ozs.)	9,222	305	5,559
Silver (ozs.)	1,091,304	61,350	58,747
Copper (tonnes)	350	—	—
Lead (tonnes)	1,206	57	—
Zinc (tonnes)	2,252	31	—
Payable metal sold (2)
Gold (ozs.)	5,924	279	4,951
Silver (ozs.)	781,422	60,893	55,116
Copper (tonnes)	196	—	—
Lead (tonnes)	711	51	—
Zinc (tonnes)	1,081	26	—
Average metal prices realized
Gold ( per oz.)	$1,705	$1,426	$1,381
Silver ( per oz.)	$33	$38	$31
Copper (per tonne)	$8,612	—	—
Lead (per tonne)	$2,142	$2,700	—
Zinc (per tonne)	$2,136	$2,319	—
Gold equivalent ounces produced (mill production) (2)
Gold Ounces	9,222	305	5,559
Equivalent Gold Ounces from Silver	21,033	1,615	—

Total Gold Equivalent Ounces	30,255	1,920	5,559

Gold equivalent ounces sold (2)
Gold Ounces	5,924	279	4,951
Gold Equivalent Ounces from Silver	15,061	1,603	—

Total Gold Equivalent Ounces	20,985	1,882	4,951

Total Cash Cost per Gold Equivalent Ounce (1)	$269	$163	$163

(1)	A reconciliation of this non-GAAP measure to cost of sales and other direct production costs and depreciation, depletion and amortization, the most comparable GAAP measure, can be found below in Non-GAAP Measures.
(2)	Gross payable metal produced (“mill production”) represents metal contained in concentrates produced at the mill based on assays and other measurements taken at the mill. Mill production is before payable metal deductions are levied by the buyer of the Company’s concentrates. In addition, mill production quantities for the three months ended March 31, 2012 do not reflect any deduction for approximately 1,800 gold equivalent ounces resulting from a settlement agreement with the buyer of our concentrate and giving rise to the restatement as discussed in “– Restatement” above. Gold equivalent ounces sold for the three months ended March 31, 2012 have been reduced by approximately 1,650 gold equivalent ounces as a result of this settlement.

Below is a table of certain key production statistics for our El Aguila Project during the three months ended March 31, 2012 as previously reported and as restated:

Production and Sales Statistics
	La Arista Underground Mine
	(As Restated)	(As Previously Reported)	(Restatement Adjustments)

	Three months ended March 31,	Three months ended March 31,	Three months ended March 31,
	2012	2012	2012
Production Summary
Milled:
Tonnes Milled	75,078	75,078	—
Tonnes Milled per Day	825	825	—
Grade:
Average Gold Grade (g/t)	4.27	4.27	—
Average Silver Grade (g/t)	483	483	—
Average Copper Grade (%)	0.49	0.49	—
Average Lead Grade (%)	1.73	1.73	—
Average Zinc Grade (%)	3.59	3.59	—
Recoveries:
Average Gold Recovery (%)	89	89	—
Average Silver Recovery (%)	94	94	—
Average Copper Recovery (%)	76	76	—
Average Lead Recovery (%)	74	74	—
Average Zinc Recovery (%)	74	74	—
Gross Payable metal produced
Gold (ozs.)	9,222	9,222	—
Silver (ozs.)	1,091,304	1,091,304	—
Copper (tonnes)	350	350	—
Lead (tonnes)	1,206	1,206	—
Zinc (tonnes)	2,252	2,252	—
Payable metal sold
Gold (ozs.)	5,924	6,668	(744)
Silver (ozs.)	781,422	828,376	(46,954)
Copper (tonnes)	196	210	(14)
Lead (tonnes)	711	706	5
Zinc (tonnes)	1,081	1,082	(1)
Average metal prices realized
Gold ( per oz.)	$1,705	$1,740	$(35)
Silver ( per oz.)	$33	$34	$(1)
Copper (per tonne)	$8,612	$8,599	$13
Lead (per tonne)	$2,142	$2,144	$(2)
Zinc (per tonne)	$2,136	$2,133	$3
Gold equivalent ounces produced (mill production)
Gold Ounces	9,222	9,222	—
Equivalent Gold Ounces from Silver	21,033	21,306	(273)

Total Gold and Gold Equivalent Ounces	30,255	30,528	(273)

Cash Operating Cost per Ounce Gold Equivalent	—	131	(131)
Total Cash Cost per Ounce Gold Equivalent	$—	$191	$(191)
Gold equivalent ounces sold
Gold Ounces	5,924	—	5,924
Gold Equivalent Ounces from Silver	15,061	—	15,061

Total Gold Equivalent Ounces	20,985	—	20,985

Total Cash Cost per Gold Equivalent Ounce	$269	$—	$269
Unit Costs
Cost per tonne-ore mined	26	$26	$—
Cost per tonne-ore milled	63	63	—

Total Cost per tonne	$89	$89	$—

Mine gross profit. For the three months ended March 31, 2012, mine gross profit totaled $29.9 million (restated), compared to $8.8 million for the three months ended March 31, 2011. The significant increase in mine gross profit from the prior periods was primarily due to the increase in sales of metal concentrate, at higher metal prices realized. Gross profit percentages for the three months ended March 31, 2012 increased to 81.5% (restated), from 78.4%, during the same periods in 2011. Our realized metal prices increased while our production costs remained generally constant.

Net income. For the three months ended March 31, 2012, net income was $13.5 million (restated), or $0.26 per share (restated), as compared to $2.0 million or $0.04 per share, for the comparable period of 2011. Net income for the three months ended March 31, 2012 was driven by the fact that we generated significantly more revenue from the sale of precious metals and base metals in the period as well as maintaining our operating costs to the expected levels.

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

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2012 was $2.6 million, compared to $1.7 million, for the same periods of 2011. General and administrative expenses include salaries and benefits, stock-based compensation, professional consulting fees, investor relations, community relations and travel. The general and administrative expense for the three months ended March 31, 2012 increased by $0.8 million from the prior period, due to an increase in salaries and benefits, professional consulting fees and community relations.

For the three months ended March 31, 2012, stock based compensation (a non-cash expense) increased $679,000 from the prior period. This increase resulted from the issuance of stock options during the periods. We record the estimated fair value as an expense on a pro-rata basis over the vesting period of the options.

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

Construction and development expenses. Construction and development expenses during the three months ended March 31, 2012 decreased to $2.4 million from $3.1 million during the comparable period in 2011. The decrease is a result from the completion of the tailings dam construction and an a decline in other construction activities during this period compared to 2011. We will continue to focus on further development of the La Arista underground mine for the foreseeable future.

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

Income tax expense. During the three months ended March 31, 2012, the Company recorded a current income tax expense of $6.1 million (restated) and incurred a current income tax liability of $6.1 million (restated). There was no corresponding income tax provision during the 2011 period. See Note 6 to the Unaudited Consolidated Financial Statements for additional information.

Non-GAAP Measures (restated)

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

Total Cash Cost per Gold Equivalent Ounce Sold (Restated)

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

Previously, we reported cash operating cost per gold equivalent ounce produced (on-site mill production). The principal difference between cash operating costs and total cash costs is that cash operating costs exclude royalty payments, whereas total cash costs include royalty payments. Our concentrates are subject to a 5% net smelter returns royalty. The principal difference between gold equivalent ounces produced at the mill and gold equivalent ounces sold, is that gold equivalent ounces produced at the mill do not reflect payable metal deductions levied by smelters, whereas gold equivalent ounces sold are after payable metal deductions levied by smelters. Total cash cost per ounce figures for all periods presented in this Management’s Discussion and Analysis are presented on an ounces sold basis, which in our opinion is the most common method used by companies that apply the Gold Institute Standard.

We have reconciled total cash cost per gold equivalent ounce sold to reported U.S. GAAP measures in the restated table below. The most comparable financial measures to our total cash cost is mine cost of sales calculated in accordance with U.S. GAAP. Mine cost of sales is obtained from the unaudited consolidated statements of operations.

The following is the summary of our cash operating costs and total cash costs (including royalty) for the three months ended March 31, 2012 and 2011 as previously reported.

	(As Previously Reported) Three Months Ended March 31,
	2012	2011
	(In thousands, except gold equivalent ounces and per gold equivalent ounce)
Gold equivalent ounces produced	30,528	7,479
Cost of sales—production costs	$6,931	$2,437
Treatment charges	4,771	658
By-product credits	(5,627)	(1,895)
Depreciation costs	(232)	(64)
Accretion costs	(20)	(21)
Royalties	(1,829)	(464)

Cash operating cost	$3,994	$651

Add back royalties	1,829	464

Total cash operating cost	$5,823	$1,115

Cash operating cost per gold equivalent ounce produced	$131	$87

Total cash operating cost per gold equivalent ounce produced	$191	$149

The following is the summary of our total cash cost per gold equivalent ounce sold (including royalty) for the three months ended March 31, 2012 and 2011 as restated.

	(As Restated) Three Months Ended March 31,
	2012	2011
	(In thousands, except gold equivalent ounces and per gold equivalent ounce)
Gold equivalent ounces sold	20,985	6,833
Cost of sales—production costs	$6,779	$2,437
Treatment and refining charges	4,622	658
By-product credits	(5,514)	(1,895)
Depreciation and amortization	(232)	(64)
Accretion	(20)	(21)

Total cash costs	$5,635	$1,115

Total cash cost per gold equivalent ounce sold (including royalties)	$269	$163

Liquidity and Capital Resources (restated)

As of March 31, 2012, we had working capital of $66.7 million (restated), consisting of current assets of $89.1 million (restated) and current liabilities of $22.4 million (restated). This represents an increase of $7.4 million (restated) from the working capital balance of $59.3 million as of December 31, 2011. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our operations, including exploration and mine development and construction.

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

Provisional Sales Contract Risk (Restated)

We enter into concentrate sales contracts with a third-party commodity trading company. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at the forward price at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through earnings each period prior to final settlement.

At March 31, 2012, we had no outstanding provisionally priced sales.

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

During the fiscal period covered by this report we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Evaluation of Disclosure Controls and Procedures

When our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 was filed on May 10, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. Subsequent to that evaluation, our management identified errors related to the potential impact on sales of metal concentrates resulting from differences between assays from samples of our concentrates taken at the mine site, on which our provisional invoices are based, and assays from samples of our concentrates taken at the buyer’s warehouse, which in part serve as a basis for our final invoices, and timely communicating those differences to our management, including the Chief Executive Officer and the Chief Financial Officer. These errors had a material effect on our previously issued consolidated financial statements for the interim periods ended March 31, 2012 and June 30, 2012. As a result of these errors, we determined that our consolidated financial statements for the interim periods ended March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 11 in the accompanying restated consolidated financial statements for further discussion) and identified the material weaknesses described below.

Changes in Internal Control Over Financial Reporting

In connection with the identification of the errors related to our financial statements described above and in Note 11 to our restated consolidated financial statements, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting for the periods described above:

•

We did not maintain an effective control environment, as evidenced by not assessing the potential impact on sale of metal concentrates resulting from differences between assays from samples of our concentrates taken at the mine site, on which our provisional invoices are based, and assays from samples of our concentrates taken at the buyer’s warehouse, which in part serve as a basis for our final invoices.

•

We did not establish adequate communication criteria to assess the potential positive or negative effect on sale of metal concentrates due to differences between assays from samples of our concentrates taken at the mine site and assays from samples of our concentrates taken at the buyer’s warehouse, prior to final settlement. A process for appropriate review of the inputs and conclusions from this assessment was not in place.

Accounting errors resulting from the material weaknesses described above resulted in the need to restate our March 31, 2012 and June 30, 2012 interim consolidated financial statements.

Remediation of Material Weakness

To address these material weaknesses, we have undertaken the following remedial steps. We have updated our internal controls to include the mine site management’s preparation and review of a monthly schedule that summarizes the potential impact on revenues resulting from differences between assays from samples of our concentrates taken at the mine site and assays from samples of our concentrates taken at the buyer’s warehouse, prior to final settlement. Mine site management and corporate management will review the monthly schedule prior to end of the month following the month in which the provisional invoices were recorded, to assess whether an allowance/adjustment to the provisional invoices is required prior to final settlement. This will also provide reasonable assurance that errors from not assessing these differences do not occur in the future. Management has re-evaluated the effectiveness of our internal controls over financial reporting and believes that the material weakness which previously existed at March 31, 2012 and June 30, 2012 has been fully remediated as of September 30, 2012.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above and employ any additional tools and resources as appropriate to provide reasonable assurance that our financial statements are fairly stated in all material respects.

PART II – OTHER INFORMATION

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the three months ended March 31, 2012, none of our shares were repurchased.

ITEM 6:	Exhibits

The following exhibits are furnished herewith:

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101	Financial statements from the Quarterly Report on Form 10-Q/A of Gold Resource Corporation for the three months ended March 31, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*	This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: December 14, 2012		/s/ William W. Reid
	By:	William W. Reid,
Chief Executive Officer

Dated: December 14, 2012		/s/ Bradley J. Blacketor
	By:	Bradley J. Blacketor,
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101	Financial statements from the Quarterly Report on Form 10-Q/A of Gold Resource Corporation for the three months ended March 31, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*	This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.