Form 10-Q/A
period 2012-06-30
GOLD RESOURCE CORP
filed 2012-12-14
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Gold Resource Corporation (“we,” “us,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 filed on August 9, 2012 (the “Original Filing”) to restate its consolidated financial statements and related financial information. This Amendment reflects the restatement of the Company’s consolidated financial statements and amendment of related disclosures as of June 30, 2012 and for the three and six months ended June 30, 2012, and for the period from Inception (August 24, 1998) to June 30, 2012, as discussed below and in Note 12 to the accompanying restated consolidated financial statements. Other than as set forth herein, this Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the filing of the Original Filing.

Management, after consultation with the Board of Directors, Audit Committee and the Company’s independent registered public accounting firm, determined that the Company’s consolidated financial statements for the first and second quarters of 2012 contained errors relating to the recognition of sales of metal concentrates, and should be restated and, accordingly, that the Original Filing should no longer be relied upon. The Company concluded that there was an internal control deficiency in its concentrate sales process that did not prevent or detect on a timely basis material variances between preliminary assays taken from samples of concentrates at the mine site, with assays taken from samples of concentrates at the buyer’s warehouse, prior to final settlement. An assay is a metallurgical process for testing concentrate samples to determine the amount and purity of metals contained within those concentrate samples. The error resulted in a $0.7 million increase in sales of metal concentrates (including pricing and other settlement adjustments with the buyer) and a $0.2 million increase to provision for income taxes for the three months ended June 30, 2012, and a decrease in sales of metal concentrates of $3.3 million (including pricing and other settlement adjustments with the buyer), a decrease in production cost applicable to sales of $0.2 million and a decrease in provision for income taxes of $1.0 million for the six months ended June 30, 2012 and for the period from Inception (August 24, 1998) to June 30, 2012. The error also resulted in a decrease in accounts receivable of $3.3 million, an increase in income tax receivable of $0.5 million, a $0.5 million decrease in income taxes payable and a $0.2 million decrease in accounts payable as of June 30, 2012. Management believes that the material assay variances resulted from concentrate tampering sometime after the concentrates left the mine site, and prior to the concentrates being sampled while at the buyer’s warehouse. The Company has implemented new procedures in the third quarter of 2012 to monitor its concentrates from the time they leave the mine site until they are sampled at the buyer’s warehouse.

In addition, management concluded that the internal control deficiency in its metal concentrate sales process constituted a material weakness in the design of its internal controls over financial reporting. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of our disclosure controls and procedures as of June 30, 2012. Management believes that as of September 30, 2012, the material weakness in its internal controls over the concentrate sales process that existed as of March 31, 2012 and June 30, 2012 has been remediated.

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

Part I - Item 1 (Financial Statements), Part I - Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Part I - Item 3 (Quantitive and Qualitative Disclosures about Market Risk) and Part I - Item 4 (Controls and Procedures) have been amended from the Original Filing as a result of the restatement. Part II - Item 6 (Exhibits) has been amended to, among other things, include currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, 32.1 and 32.2. Those items that have been restated are denoted as (restated) throughout this report.

GOLD RESOURCE CORPORATION

FORM 10-Q/A

Index

		Page
Part I - FINANCIAL INFORMATION
Item 1	Financial Statements
	Consolidated Balance Sheets at June 30, 2012 (as restated) (unaudited) and December 31, 2011	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2012 (as restated) and 2011, and for the period from Inception (August 24,1998) to June 30, 2012 (as restated) (unaudited)	2
	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 (as restated) and 2011, and for the period from Inception (August 24, 1998) to June 30, 2012 (as restated) (unaudited)	3
	Notes to Consolidated Financial Statements (unaudited)	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4	Controls and Procedures	27
Part II - OTHER INFORMATION
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6	Exhibits	29
SIGNATURES		30

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and the exhibits listed therein.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except shares)

	(As Restated, see note 12) June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,778	$51,960
Gold and silver bullion	5,517	2,549
Accounts receivable	5,040	14,281
Inventories	5,287	4,243
Income tax receivable	530	—
Deferred tax assets	11,118	11,118
Prepaid expenses	869	957

Total current assets	73,139	85,108
Land and mineral rights	227	227
Property and equipment—net	12,751	10,318
Deferred tax assets	19,517	19,517

Total assets	$105,634	$115,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$434	$1,691
Accrued expenses	4,212	4,879
IVA taxes payable	3,676	559
Income taxes payable	—	15,987
Dividends payable	3,175	2,645

Total current liabilities	11,497	25,761
Asset retirement obligation	2,405	2,281

Total liabilities	13,902	28,042
Shareholders’ equity:
Preferred stock—$0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized: 53,015,767 and 52,998,303 shares issued and outstanding, respectively	53	53
Additional paid-in capital	119,729	132,529
(Deficit) accumulated during the exploration stage	(21,893)	(39,522)
Treasury stock at cost, 104,251 shares	(1,954)	(1,954)
Other comprehensive income—currency translation adjustment	(4,203)	(3,978)

Total shareholders’ equity	91,732	87,128

Total liabilities and shareholders’ equity	$105,634	$115,170

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2012 and 2011

and for the period from Inception (August 24, 1998) to June 30, 2012

(U.S. dollars in thousands, except shares and per share amounts)

(Unaudited)

	(As Restated, see Note 12)		(As Restated, see Note 12)		(As Restated, see Note 12) Inception (August 24, 1998) to June 30,
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2012	2011	2012	2011	2012
Sales of metal concentrates, net	$30,700	$20,664	$67,364	$31,944	$187,281

Mine cost of sales:
Production costs applicable to sales	12,603	5,200	19,545	9,277	50,008
Depreciation and amortization	152	79	384	143	1,023
Accretion	19	22	40	43	190

Total mine cost of sales	12,774	5,301	19,969	9,463	51,221

Mine gross profit	17,926	15,363	47,395	22,481	136,060
Costs and expenses:
General and administrative expenses	3,400	1,591	5,989	2,978	37,350
Exploration expenses	2,231	1,023	3,584	1,535	37,689
Construction and development	4,117	6,025	8,098	9,091	83,013
Production start up expense, net	—	—	—	—	209
Management contract expense	—	—	—	—	752

Total costs and expenses	9,748	8,639	17,671	13,604	159,013

Operating income (loss)	8,178	6,724	29,724	8,877	(22,953)
Other income (expense)	692	(23)	(1,297)	(144)	1,578

Income (loss) before income taxes	8,870	6,701	28,427	8,733	(21,375)
Provision for income taxes	4,742	1,806	10,798	1,806	(1,238)

Net income (loss) before extraordinary item	4,128	4,895	17,629	6,927	(20,137)
Extraordinary items:
Flood loss, net of income tax benefit of $750	—	(1,756)	—	(1,756)	(1,756)

Net income (loss)	$4,128	$3,139	$17,629	$5,171	$(21,893)

Other comprehensive income (loss):
Currency translation (loss) gain	(1,689)	(80)	(225)	384	(4,203)

Net comprehensive income (loss)	$2,439	$3,059	$17,404	$5,555	$(26,096)

Net income per common share:
Basic:
Before extraordinary item	$0.08	$0.09	$0.33	$0.13
Extraordinary item	—	$(0.03)	—	$(0.03)

Net income	$0.08	$0.06	$0.33	$0.10

Diluted:
Before extraordinary item	$0.07	$0.09	$0.31	$0.12
Extraordinary item	—	$(0.03)	—	$(0.03)

Net income	$0.07	$0.06	$0.31	$0.09

Weighted average shares outstanding:
Basic	52,909,756	52,998,303	52,904,370	52,998,303

Diluted	56,443,419	56,545,865	56,400,692	56,530,421

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2012 and 2011

and for the period from Inception (August 24, 1998) to June 30, 2012

(U.S. dollars in thousands)

(Unaudited)

	(As Restated, see Note 12)		(As Restated, see Note 12) Inception (August 24, 1998) to June 30,
	Six Months ended June 30,	Six Months ended June 30,
	2012	2011	2012
Cash flows from operating activities:
Net income (loss)	$17,629	$5,171	$(21,893)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	518	330	2,062
Accretion	40	43	190
Asset retirement obligation	—	—	2,307
Stock-based compensation	4,659	2,898	20,710
Management fee paid in stock	—	—	392
Related party payable paid in stock	—	—	320
Currency translation gain (loss)	(225)	384	(4,203)
Unrealized loss from gold and silver bullion held	329	—	758
Realized loss from gold and silver bullion converted	90	—	90
Deferred tax assets	—	—	(30,635)
Other	—	—	29
Changes in operating assets and liabilities:
Accounts receivable	9,241	(1,411)	(5,040)
Inventories	(1,044)	(2,511)	(5,287)
Income tax receivable	(530)	0	(530)
Prepaid expenses	88	(385)	(871)
Accounts payable	(1,257)	1,201	434
Accrued expenses	(667)	(521)	4,212
IVA taxes payable	3,117	1,830	3,676
Income taxes payable	(15,987)	1,056	—
Dividends payable	530	530	3,175

Total adjustments	(1,098)	3,444	(8,211)

Net cash provided by (used in) operating activities	16,531	8,615	(30,104)

Cash flows from investing activities:
Capital expenditures	(2,951)	(3,089)	(15,275)
Purchases of gold and silver bullion	(4,183)	—	(7,160)
Conversion of gold and silver bullion	796	—	796

Net Cash (used in) investing activities	(6,338)	(3,089)	(21,639)

Cash flows from financing activities:
Proceeds from sales of common stock	—	—	150,633
Proceeds from exercise of stock options	—	—	428
Proceeds from debentures—founders	—	—	50
Dividends paid	(17,459)	(11,130)	(53,273)
Treasury stock purchases	—	—	(1,954)
Proceeds from exploration funding agreement	—	—	500

Net cash provided by (used in) financing activities	(17,459)	(11,130)	96,384

Effect of exchange rates on cash and equivalents	84	120	137

Net increase (decrease) in cash and equivalents	(7,182)	(5,484)	44,778
Cash and equivalents at beginning of period	51,960	47,582	—

Cash and equivalents at end of period	$44,778	$42,098	$44,778

Supplemental Cash Flow Information
Income taxes paid	$28,392	$—	$28,392

Non-cash investing and financing activities:
Conversion of funding into common stock	$—	$—	$500

Conversion of founders debentures into common stock	$—	$—	$50

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

Significant Accounting Policies

Exploration Stage Company : Despite the fact that the Company commenced production in 2010, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC in Industry Guide 7 , at its El Aguila Project in Oaxaca, Mexico or any of its other properties. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of June 30, 2012, none of the mineralized material at the Company’s El Aguila Project or any of its other properties met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

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

Use of Estimates : The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Reclassifications : Certain amounts previously presented for prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on the Company’s net earnings.

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

Net Income (Loss) Per Share : Diluted income per share reflects the potential dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the fair market value. For the three and six month periods ended June 30, 2012 and 2011, potentially dilutive securities included 3.5 million shares for exercisable stock options during each respective period.

Fair Value of Financial Instruments : The Company’s financial instruments consist of cash and cash equivalents, investments in gold and silver bullion, accounts receivable and accounts payable as of June 30, 2012 and December 31, 2011. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values at June 30, 2012 and December 31, 2011 due to their short maturities. See also Note 2, “Gold and Silver Bullion.”

Recently Adopted Accounting Standards : The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (“FASB”), the SEC, and the Emerging Issues Task Force (“EITF”), to determine the impact of new pronouncements on U.S. GAAP on the Company. The following are recent accounting pronouncements adopted by the Company:

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

3.	Inventories

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Ore stockpiles	$2,239	$1,629
Concentrates	497	663
Materials and supplies	2,551	1,951

Total inventories	$5,287	$4,243

4.	Other income (expense)

Other income (expense) for the three and six months ended June 30, 2012 and 2011 consisted of the following:

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Currency exchange gain (loss)	$1,287	$(32)	$(938)	$(184)
Unrealized (loss) from gold and silver bullion held	(528)	—	(329)	—
Realized (loss) from gold and silver bullion converted	(90)	—	(90)	—
Interest income	(5)	18	(2)	44
Other income (expense)	28	(9)	62	(4)

Total other income (expense)	$692	$(23)	$(1,297)	$(144)

5.	Property and Equipment

At June 30, 2012 and December 31, 2011, property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Trucks and autos	$1,337	$1,095
Building	1,737	1,737
Office furniture and equipment	2,001	1,768
Machinery and equipment	9,721	7,245

Subtotal	14,796	11,845
Accumulated depreciation	(2,045)	(1,527)

Total property and equipment, net	$12,751	$10,318

Depreciation expense for the three months ended June 30, 2012 and 2011 was $0.2 million. Depreciation expense for the six months ended June 30, 2012 and 2011 was $0.5 million and $0.3 million, respectively.

6.	Income Taxes (restated)

The Company recorded an income tax expense of $4.7 million (restated) and $10.8 million (restated), a 53.5% (restated) effective tax rate and a 38% (restated) effective tax rate, for the three and six months ending June 30, 2012, respectively. The Company had no comparable income tax expense for the three and six months ending June 30, 2011. The income tax expense recognized for the three and six months ending June 30, 2012 was primarily the result of increased production of metal products resulting in income tax expense recognized in Mexico as well as a taxable dividend paid from the Mexican entity to the U.S. entity that resulted in taxable U.S. income.

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

During the second quarter ending June 30, 2012, the Company is estimating an annual taxable dividend of $17.5 million to be received from its Mexican operations. In prior years, there was an intercompany debt that allowed funds to be transferred from Mexico to the U.S. without triggering U.S. tax. The company has historically asserted permanent reinvestment of all Mexico earnings. During 2012, the Company plans to partially repatriate the current year Mexico earnings and the Company will now accrue US tax on the portion of the cash that is repatriated to the U.S. The impact of this change in repatriation is included in the Company’s annualized effective tax rate, resulting in an increase to the effective tax rate through the quarter of 9.6% (restated), net of foreign tax credits.

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

The Company’s asset retirement obligation (“ARO”) relates to the estimated reclamation, remediation, and closure costs for its El Aguila Project. Changes in the Company’s asset retirement obligation for the six months ended June 30, 2012 and year ended December 31, 2011 are as follows:

	Six months ended June 30, 2012	Year ended December 31, 2011
	(in thousands)
Asset retirement obligation – opening balance	$2,281	$2,495
Foreign currency translation	84	(296)
Accretion	40	82

Asset retirement obligation – ending balance	$2,405	$2,281

8.	Shareholders’ Equity

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

9.	Concentrate Sales Settlements (restated)

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs. The Company also reviews assays taken at the mine site on its concentrate shipments, upon which its provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which final invoices are in part based, to assess whether an adjustment to sales is required prior to final settlement. These adjustments resulted in an increase to sales of $0.7 million (restated) and a decrease to sales of $2.2 million (restated) for the three and six months ended June 30, 2012, respectively, and a decrease to sales of $0.1 million and $0.1 million for the three and six months ended June 30, 2011, respectively.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in a decrease to sales of $0.0 million (restated) and $0.0 million (restated) for the three and six months ended June 30, 2012, respectively, and an increase to sales of $0.7 million and $0.7 million for the three and six months ended June 30, 2011, respectively.

Smelter refining fees, treatment charges and penalties are netted against sales of metal concentrates in the consolidated statement of operations. Total charges for these items totaled $3.8 million and $8.5 million (restated) for the three and six months ended June 30, 2012, respectively, and $2.4 million and $3.1 million for the three and six months ended June 30, 2011, respectively.

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

Management, after consultation with the Board of Directors, Audit Committee and the Company’s independent registered public accounting firm, determined that the Company’s financial statements for the first and second quarters of 2012 contained errors relating to the recognition of sales of metal concentrates, and should be restated and no longer be relied upon. Management made this determination following an assessment of material differences between preliminary assays taken from samples of concentrates at the mine site, with assays taken from samples of concentrates at the buyer’s warehouse, prior to final settlement. An assay is a metallurgical process for testing concentrate samples to determine the amount and purity of metals contained within those concentrate samples. Management believes that the material assay variances resulted from concentrate tampering sometime after the concentrates left the mine site, and prior to the concentrates being sampled at while the buyer’s warehouse. Management concluded that sales of metal concentrates should have been adjusted at the time the material assay differences were known.

Financial statement effect of the restatement:

The error resulted in a $0.7 million increase in sales of metal concentrates (including pricing and other settlement adjustments with the buyer) and a $0.2 million increase to provision for income taxes for the three months ended June 30, 2012, and a decrease in sales of metal concentrates of $3.3 million (including pricing and other settlement adjustments with the buyer), a $0.2 million reduction to production cost applicable to sales and a decrease in provision for income taxes of $1.0 million for the six months ended June 30, 2012 and for the period from Inception (August 24, 1998) to June 30, 2012. The error also resulted in a decrease in accounts receivable of $3.3 million, an increase in income tax receivable of $0.5 million, a $0.5 million decrease in income taxes payable and a $0.2 million decrease in accounts payable as of June 30, 2012.

The tables below shows the effects of the restatement on the consolidated balance sheet as of June 30, 2012, and the consolidated statements of operations for the three and six months ended June 30, 2012, and for the period from Inception (August 24, 1998) to June 30, 2012, and the consolidated statements of cash flows for the six months ended June 30, 2012, and for the period from Inception (August 24, 1998) to June 30, 2012. The Company also amended its Quarterly Report on Form 10-Q for the three months ended March 31, 2012.

The following tables summarize the effects of the restatement:

	As Previously Reported June 30, 2012	As Restated June 30, 2012	Restatement Adjustments June 30, 2012
	(U.S. dollars in thousands, except shares) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,778	$44,778	$—
Gold and silver bullion	5,517	5,517	—
Accounts receivable	8,307	5,040	(3,267)
Inventories	5,287	5,287	—
Income tax receivable	—	530	530
Deferred tax assets	11,118	11,118	—
Prepaid expenses	869	869	—

Total current assets	75,876	73,139	(2,737)
Land and mineral rights	227	227	—
Property and equipment—net	12,751	12,751	—
Deferred tax asset	19,517	19,517	—

Total assets	$108,371	$105,634	$(2,737)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$586	$434	$(152)
Accrued expenses	4,212	4,212	—
IVA taxes payable	3,676	3,676	—
Income taxes payable	490	—	(490)
Dividends payable	3,175	3,175	—

Total current liabilities	12,139	11,497	(642)
Asset retirement obligation	2,405	2,405	—

Total liabilities	14,544	13,902	(642)
Shareholders’ equity:
Preferred stock—$0.001 par value, 5,000,000 shares authorized: no shares issued and outstanding	—	—	—
Common stock—$0.001 par value, 100,000,000 shares authorized: 53,015,767 and 52,998,303 shares issued and outstanding, respectively	53	53	—
Additional paid-in capital	119,729	119,729	—
(Deficit) accumulated during the exploration stage	(19,798)	(21,893)	(2,095)
Treasury stock at cost, 104,251 shares	(1,954)	(1,954)	—
Other comprehensive income—currency translation adjustment	(4,203)	(4,203)	—

Total shareholders’ equity	93,827	91,732	(2,095)

Total liabilities and shareholders’ equity	$108,371	$105,634	$(2,737)

	As Previously Reported	As Restated		As Previously Reported	As Restated
Three months ended June 30,		Three months ended June 30,	Restatement Adjustments	Six months ended June 30,	Six months ended June 30,	Restatement Adjustments
	2012	2012	2012	2012	2012	2012
Sales of metals concentrate, net	$30,010	$30,700	$690	$70,631	$67,364	$(3,267)

Mine cost of sales:
Production costs applicable to sales	12,603	12,603	—	19,697	19,545	(152)
Depreciation and amortization	152	152	—	384	384	—
Accretion	19	19	—	40	40	—

Total mine cost of sales	12,774	12,774	—	20,121	19,969	(152)

Mine gross profit	17,236	17,926	690	50,510	47,395	(3,115)
Costs and expenses:
General and administrative expenses	3,400	3,400	—	5,989	5,989	—
Exploration expenses	2,231	2,231	—	3,584	3,584	—
Construction and development	4,117	4,117	—	8,098	8,098	—

Total costs and expenses	9,748	9,748	—	17,671	17,671	—

Operating income	7,488	8,178	690	32,839	29,724	(3,115)
Other income (expense)	692	692	—	(1,297)	(1,297)	—

Income before income taxes	8,180	8,870	690	31,542	28,427	(3,115)
Provision for income taxes	4,576	4,742	166	11,818	10,798	(1,020)

Net income	$3,604	$4,128	$524	$19,724	$17,629	$(2,095)

Other comprehensive (loss) income:
Currency translation (loss)	(1,689)	(1,689)	—	(225)	(225)	—

Net comprehensive income	$1,915	$2,439	$524	$19,499	$17,404	$(2,095)

Net income per common share:
Basic	$0.07	$0.08	$.01	$0.37	$0.33	$0.04

Diluted	$0.06	$0.07	$.01	$0.35	$0.31	$(0.04)

Weighted average shares outstanding:
Basic	52,909,756	52,909,756	—	52,904,370	52,904,370	—

Diluted	56,443,419	56,443,419	—	56,400,692	56,400,692	—

	As Previously Reported (August 24, 1998) to June 30, 2012	As Restated (August 24, 1998) to June 30, 2012	Restatement Adjustments (August 24, 1998) to June 30, 2012
Sales of metals concentrate, net	$190,548	$187,281	$(3,267)

Mine cost of sales:
Production costs applicable to sales	50,160	50,008	(152)
Depreciation and amortization	1,023	1,023	—
Accretion	190	190	—

Total mine cost of sales	51,373	51,221	(152)

Mine gross profit	139,175	136,060	(3,115)
Costs and expenses:
General and administrative expenses	37,350	37,350	—
Exploration expenses	37,689	37,689	—
Construction and development	83,013	83,013	—
Production start up expense, net	209	209	—
Management contract expense	752	752	—

Total costs and expenses	159,013	159,013	—

Operating income	(19,838)	(22,953)	(3,115)
Other income (expense)	1,578	1,578	—

Income before income taxes	(18,260)	(21,375)	(3,115)
Provision for income taxes	(218)	(1,238)	(1,020)
Net income (loss) before extraordinary item	(18,042)	(20,137)	(2,095)
Extraordinary items:
Flood loss, net of income tax benefit of $750	(1,756)	(1,756)	—

Net income	$(19,798)	$(21,893)	$(2,095)

Other comprehensive (loss) income:
Currency translation (loss)	(4,203)	(4,203)	—

Net comprehensive income	$(24,001)	$(26,096)	$(2,095)

	As Previously Reported	As Restated
	Six months ended June 30,	Six months ended June 30,	Restatement Adjustments
	2012	2012	2012
Cash flows from operating activities:
Net income	$19,724	$17,629	$(2,095)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	518	518	—
Accretion	40	40	—
Stock-based compensation	4,659	4,659	—
Currency translation (loss)	(225)	(225)	—
Unrealized loss from gold and silver bullion held	329	329	—
Realized loss from gold and silver bullion converted	90	90	—
Changes in operating assets and liabilities:
Accounts receivable	5,974	9,241	3,267
Inventories	(1,044)	(1,044)	—
Income tax receivable	—	(530)	(530)
Prepaid expenses	88	88	—
Accounts payable	(1,105)	(1,257)	(152)
Accrued expenses	(667)	(667)	—
IVA taxes payable	3,117	3,117	—
Income taxes payable	(15,497)	(15,987)	(490)
Dividends payable	530	530	—

Total adjustments	(3,193)	(1,098)	2,095

Net cash provided by operating activities	16,531	16,531	—

Cash flows from investing activities:
Capital expenditures	(2,951)	(2,951)	—
Purchase of gold and silver bullion	(4,183)	(4,183)	—
Conversion of gold and silver bullion	796	796	—

Net cash (used in) investing activities	(6,338)	(6,338)	—

Cash flows from financing activities:
Dividends paid	(17,459)	(17,459)	—

Net cash (used in) financing activities	(17,459)	(17,459)	—

Effect of exchange rates on cash and equivalents	84	84	—

Net (decrease) in cash and equivalents	(7,182)	(7,182)	—
Cash and equivalents at beginning of period	51,960	51,960	—

Cash and equivalents at end of period	$44,778	$44,778	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$28,392	$28,392	$—

	As Previously Reported (August 24, 1998) to June 30, 2012	As Restated	Restatement Adjustments
		(August 24, 1998) to June 30, 2012	(August 24, 1998) to June 30, 2012
Cash flows from operating activities:
Net income	$(19,798)	$(21,893)	$(2,095)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,062	2,062	—
Accretion	190	190	—
Asset retirement obligation	2,307	2,307	—
Stock-based compensation	20,710	20,710	—
Management fee paid in stock	392	392	—
Related party payable paid in stock	320	320	—
Currency translation (loss)	(4,203)	(4,203)	—
Unrealized loss from gold and silver bullion held	758	758	—
Realized loss from gold and silver bullion converted	90	90	—
Deferred tax assets	(30,635)	(30,635)	—
Other	29	29	—
Changes in operating assets and liabilities:
Accounts receivable	(8,307)	(5,040)	3,267
Inventories	(5,287)	(5,287)	—
Income tax receivable	—	(530)	(530)
Prepaid expenses	(871)	(871)	—
Accounts payable	586	434	(152)
Accrued expenses	4,212	4,212	—
IVA taxes payable	3,676	3,676	—
Income taxes payable	490	—	(490)
Dividends payable	3,175	3,175	—

Total adjustments	(10,306)	(8,211)	2,095

Net cash provided by operating activities	(30,104)	(30,104)	—

Cash flows from investing activities:
Capital expenditures	(15,275)	(15,275)	—
Purchase of gold and silver bullion	(7,160)	(7,160)	—
Conversion of gold and silver bullion	796	796	—

Net cash (used in) investing activities	(21,639)	(21,639)	—

Cash flows from financing activities:
Proceeds from sales of common stock	150,633	150,633	—
Proceeds from exercise of stock options	428	428	—
Proceeds from debentures—founders	50	50	—
Dividends paid	(53,273)	(53,273)	—
Treasury stock purchases	(1,954)	(1,954)	—
Proceeds from exploration funding agreement	500	500	—

Net cash (used in) financing activities	96,384	96,384	—

Effect of exchange rates on cash and equivalents	137	137	—

Net (decrease) in cash and equivalents	44,778	44,778	—
Cash and equivalents at beginning of period	—	—	—

Cash and equivalents at end of period	$44,778	$44,778	$—

Supplemental Cash Flow Information
Interest paid	$—	$—	$—

Income taxes paid	$28,392	$28,392	$—

Non-cash investing and financing activities:
Conversion of funding into common stock	$500	$500	$—

Conversion of founders debentures into common stock	$50	$50	$—

13. Subsequent Events

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

Restatement

With this Amendment 1 we have restated the following previously filed consolidated financial statements, data and related disclosures: the consolidated balance sheet as of June 30, 2012, the consolidated statements of operations for the three and six months ended June 30, 2012 and for the period from Inception (August 24, 1998) to June 30, 2012, and the consolidated statements of cash flows for the six months ended June 30, 2012, and for the period from Inception (August 24, 1998) to June 30, 2012. See Note 12 to the consolidated financial statements, restated. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the Company’s other filings with the SEC.

The restatement results from management’s determination that the Company’s consolidated financial statements for the first and second quarters of 2012 contained errors relating to the recognition of sales of metal concentrates. Management made this determination in the fourth quarter of 2012 following an assessment of material differences between preliminary assays taken from samples of concentrates at the mine site, with assays taken from samples of concentrates at the buyer’s warehouse, prior to final settlement. An assay is a metallurgical process for testing concentrate samples to determine the amount and purity of metals contained within those concentrate samples. Management believes that the material assay variances resulted from concentrate tampering sometime after the concentrates left the mine site, and prior to the concentrates were sampled while at the buyer’s warehouse. Management concluded that sales of metal concentrates should have been adjusted at the time the material assay differences were known.

Management concluded that there was an internal control deficiency in its concentrate sales process, which constituted a material weakness in the design of its internal controls over financial reporting. Accordingly, this Amendment amends the Company’s disclosures regarding the effectiveness of its disclosure controls and procedures as of June 30, 2012 and the disclosure of changes in internal control over financial reporting. Management believes that as of September 30, 2012, the material weakness in its internal controls over the concentrate sales process that existed as of March 31, 2012 and June 30, 2012 has been remediated.

The following MD&A reflects the restatements. For this reason, the data set forth in this section may differ from that presented in discussions and data in our previously filed Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Overview (restated)

Business

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to have low operating costs and high returns on capital. We are presently focused on mineral production at the El Aguila Project, which includes both the La Arista underground mine and the El Aguila open pit mine, in Oaxaca, Mexico. We achieved commercial production in July 2010 at our El Aguila open pit mine with a metal concentrate containing our primary product of gold and a silver by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates that contain our primary metal products of gold and silver, and by-products of copper, lead and zinc. For the three months ended June 30, 2012, the sale of our metal concentrates generated revenues of $30.7 million (restated), mine gross profit of $17.9 million (restated) and net income of $4.1 million (restated). For the six months ended June 30, 2012, we recorded revenues of $67.4 million (restated), mine gross profit of $47.4 million (restated), and net income of $17.6 million (restated).

For the second quarter of 2012, we sold 17,434 (restated) gold equivalent ounces (AuEq) at a total cash cost (including royalties) of $497 (restated) per ounce. For the six months ended June 30, 2012, we sold 38,370 (restated) ounces AuEq at a total cash cost (including royalties) of $352 (restated) per ounce. AuEq is determined by taking the silver ounces sold and converting them to equivalent gold ounces by using the gold to silver average price ratio. The gold and silver average prices used in the calculation are the actual metal prices realized from the sales of our metals concentrate.

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

Results of Operations (restated)

The following table summarizes our results of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011:

	(As Restated)		(As Restated)
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Sales of metals concentrate, net	$30,700	$20,664	$67,364	$31,944
Mine cost of sales	12,774	5,301	19,969	9,463

Mine gross profit	17,926	15,363	47,395	22,481

Costs and expenses:
General and administrative expenses	3,400	1,591	5,989	2,978
Exploration expenses	2,231	1,023	3,584	1,535
Construction and development	4,117	6,025	8,098	9,091

Total costs and expenses	9,748	8,639	17,671	13,604

Operating income	8,178	6,724	29,724	8,877
Other income (expense)	692	(23)	(1,297)	(144)

Income before income taxes	8,870	6,701	28,427	8,733
Provision for income taxes	4,742	1,806	10,798	1,806

Net income before extraordinary item	4,128	4,895	17,629	6,927
Extraordinary items:
Flood loss, net of income tax benefit of $750	—	(1,756)	—	(1,756)

Net income	$4,128	$3,139	$17,629	$5,171

Sales of metals concentrate, net

During the three and six months ended June 30, 2012, we generated sales revenue of $30.7 million (restated) and $67.4 million (restated) respectively, net of treatment charges, compared to sales revenue of $20.7 million and $31.9 million, during the same periods in 2011, an increase of 48% (restated) and 111% (restated), respectively.

The significant increase in sales revenue for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, reflects increased payable metals sold as a result of increased tonnes of higher grade ore milled and improved metal recoveries due to La Arista start-up of operations in 2011, in addition to an increase in the average metal prices realized. Revenue generated from sales of base metal concentrates (copper, lead and zinc) which are derived from the La Arista underground mine and are considered by-products of our gold and silver production. (See Production and Sales Statistics tables titled “ La Arista Underground Mine” and “ El Aguila Open Pit Mine” below for additional information regarding the three and six months ended June 30, 2012 and 2011).

In the third quarter of 2012, Management determined that the Company’s financial statements for the first and second quarters of 2012 contained errors relating to the recognition of sales of metal concentrates and should be restated. The Company concluded that there was an internal control deficiency in its concentrate sale process that did not prevent or detect on a timely basis material variances between preliminary assays taken from samples of concentrates at the mine site, with those assays taken from samples of concentrates at the buyer’s warehouse, prior to final settlement. An assay is a metallurgical process for testing concentrate samples to determine the amount and purity of metals contained within those concentrate samples.

Management believes that the material assay variances resulted from concentrate tampering sometime after the concentrates left the mine site, and prior to the concentrates being sampled while at the buyer’s warehouse. Management concluded that the sales of metal concentrates should have been adjusted at the time the material assay differences were known. The error resulted in a $0.7 million increase in sales of metal concentrates of a $0.2 million (including pricing and other settlement adjustments with the buyer) increase to provision for income taxes for the three months ended June 30, 2012, and a decrease in sales of metal concentrates of $3.3 million (including pricing and other settlement adjustments with the buyer) and a decrease in provision for income taxes of $1.0 million for the six months ended June 30, 2012.

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

Below are certain key production statistics for our La Arista underground mine during the three and six months ended June 30, 2012 as restated and 2011 and the El Aguila open pit mine during the six months ended June 30, 2011.

Production and Sales Statistics
	La Arista Underground Mine		La Arista Underground Mine
	(As Restated)		(As Restated)
	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2012	2011	2012	2011
Production Summary
Milled:
Tonnes Milled	59,928	40,194	135,006	55,217
Tonnes Milled per Day	659	442	742	453
Grade:
Average Gold Grade (g/t)	3.73	2.36	4.03	2.18
Average Silver Grade (g/t)	274	386	390	388
Average Copper Grade (%)	0.38	0.42	0.44	0.30
Average Lead Grade (%)	1.75	1.10	1.74	1.06
Average Zinc Grade (%)	4.01	2.39	3.78	2.26
Recoveries:
Average Gold Recovery (%)	88	89	89	90
Average Silver Recovery (%)	92	93	93	92
Average Copper Recovery (%)	70	63	74	63
Average Lead Recovery (%)	69	75	72	78
Average Zinc Recovery (%)	78	72	76	67
Mill production (before smelter payable metal deductions)(2)
Gold (ozs.)	6,342	2,720	15,564	3,484
Silver (ozs.)	487,053	461,546	1,577,534	630,666
Copper (tonnes)	161	104	442	104
Lead (tonnes)	720	332	1,683	458
Zinc (tonnes)	1,876	688	3,862	836
Payable metal sold(2)
Gold (ozs.)	7,292	2,384	13,029	7,614
Silver (ozs.)	606,429	460,479	1,383,367	576,489
Copper (tonnes)	192	81	388	81
Lead (tonnes)	674	340	1,385	391
Zinc (tonnes)	1,999	458	3,075	484
Average metal prices realized
Gold (oz.)	$1,603	$1,576	$1,672	$1,444
Silver (oz.)	$27	$37	$30	$36
Copper ( tonne)	$7,688	$8,947	$8,155	$8,947
Lead (tonne)	$1,973	$2,440	$2,060	$2,474
Zinc ( tonne)	$1,912	$2,183	$1,992	$2,191
Gold equivalent ounces produced (mill production)(2)
Gold Ounces	6,342	2,720	15,564	3,484
Gold Equivalent Ounces from Silver	8,146	10,737	28,903	15,812

Total Gold Equivalent Ounces	14,488	13,457	44,467	19,296

Gold equivalent ounces sold(2)
Gold Ounces	7,292	2,384	13,029	3,697
Gold Equivalent Ounces from Silver	10,142	10,713	25,342	14,454

Total Gold Equivalent Ounces	17,434	13,097	38,370	18,151

Total Cash Cost per Gold Equivalent Ounce(1)	$497	$303	$352	—

(1)	A reconciliation of this non-GAAP measure to mine cost of sales, the most comparable GAAP measure, can be found below in Non-GAAP Measures . Total cash cost per gold equivalent ounce sold for the combined La Arista underground mine and the El Aguila open pit mine for the for the six months ended June 30, 2011, can be found in the Non-GAAP Measures .
(2)	Mill production represents metal contained in concentrates produced at the mill, based on assays and other measurements taken at the mill, which is before payable metal deductions are levied by the buyer of the Company’s concentrates. In addition, mill production quantities for the three and six months ended June 30, 2012 do not reflect any addition (deduction) for approximately 250 and (1,550) gold equivalent ounces, respectively, resulting from the restatement as discussed in Item 2; Management’s Discussion and Analysis of Financial Condition and Results of Operation; Restatement. Gold equivalent ounces sold for the three and six months ended June 30, 2012 have been increased (decreased) by approximately 223 and (1,410) gold equivalent ounces, respectively, as a result of restatement.

Production and Sales Statistics
El Aguila Open Pit Mine
Six months ended June 30,
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

Below are certain key production statistics for our La Arista underground mine during the three and six months ended June 30, 2012 and 2011 as previously reported, and as restated.

Production and Sales Statistics
	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments
	La Arista Underground Mine			La Arista Underground Mine
	Three months ended June 30,	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2012	2012	2012	2012	2012	2012
Production Summary
Milled:
Tonnes Milled	59,928	59,928	—	135,006	135,006	—
Tonnes Milled per Day	659	659	—	742	742	—
Grade:
Average Gold Grade (g/t)	3.73	3.73	—	4.03	4.03	—
Average Silver Grade (g/t)	274	274	—	390	390	—
Average Copper Grade (%)	0.38	0.38	—	0.44	0.44	—
Average Lead Grade (%)	1.75	1.75	—	1.74	1.74	—
Average Zinc Grade (%)	4.01	4.01	—	3.78	3.78	—
Recoveries:
Average Gold Recovery (%)	88	88	—	89	89	—
Average Silver Recovery (%)	92	92	—	93	93	—
Average Copper Recovery (%)	70	70	—	74	74	—
Average Lead Recovery (%)	69	69	—	72	72	—
Average Zinc Recovery (%)	78	78	—	76	76	—
Mill production (before smelter payable metal deductions)
Gold (ozs.)	6,342	6,342	—	15,564	15,564	—
Silver (ozs.)	487,053	487,053	—	1,577,534	1,577,534	—
Copper (tonnes)	161	161	—	442	442	—
Lead (tonnes)	720	720	—	1,683	1,683	—
Zinc (tonnes)	1,876	1,876	—	3,862	3,862	—
Payable metal sold
Gold (ozs.)	7,292	7,119	173	13,029	13,613	(584)
Silver (ozs.)	606,429	603,426	3,003	1,383,367	1,428,799	(45,342)
Copper (tonnes)	192	186	6	388	393	(5)
Lead (tonnes)	674	651	23	1,385	1,365	20
Zinc (tonnes)	1,999	1,934	65	3,075	3,011	64
Average metal prices realized
Gold (oz.)	$1,603	$1,631	$(28)	$1,672	$1,708	$(36)
Silver (oz.)	$27	$27	$—	$30	$31	$(1)
Copper ( tonne)	$7,688	$7,850	$(162)	$8,155	$8,319	$(164)
Lead (tonne)	$1,973	$2,018	$(45)	$2,060	$2,074	$(14)
Zinc ( tonne)	$1,912	$1,958	$(46)	$1,992	$2,027	$(35)
Gold equivalent ounces produced (mill production)
Gold Ounces	6,342	6,342	—	15,564	15,564	—
Gold Equivalent Ounces from Silver	8,147	8,146	1	28,903	28,890	13

Total Gold Equivalent Ounces	14,489	14,488	1	44,467	44,454	13

Gold equivalent ounces sold
Gold Ounces	7,292	7,119	173	13,029	13,614	(585)
Gold Equivalent Ounces from Silver	10,142	10,092	50	25,341	26,166	(825)

Total Gold Equivalent Ounces	17,434	17,211	223	38,370	39,780	(1,410)

Total Cash Cost per Gold Equivalent Ounce	$497	$509	$(12)	$352	$347	$5

Mine gross profit . For the three months ended June 30, 2012, mine gross profit totaled $17.9 million (restated) compared to $15.4 million for the three months ended June 30, 2011. Gross profit percentages for the three months ended June 30, 2012 decreased to 58.4% (restated) from 74.4% for the three months ended June 30, 2011. We experienced lower production and higher operating costs at the La Arista underground mine during the three months ended June 30, 2012, principally due to required development work in the mine and mining of lower grade ore zones. For the six months ended June 30, 2012, mine gross profit totaled $47.4 million (restated) compared to $22.5 million for the six months ended June 30, 2011. Gross profit percentages for the six months ended June 30, 2012 decreased to 70.3% (restated) from 70.4% for the six months ended June 30, 2011. The increase in mine gross profit from the prior period was primarily due to the increase in mine cost of sales in 2012.

Net income. For the three months ended June 30, 2012, net income was $4.1 million (restated), or $0.08 per share (restated), as compared to $3.1 million, or $0.06 per share, for the comparable period of 2011. For the six months ended June 30, 2012, net income was $17.6 million (restated), or $0.33 per share (restated), as compared to $5.2 million, or $0.10 per share, for the comparable period of 2011. Higher net income for the three and six months ended June 30, 2012 resulted from significantly higher revenue from the sale of precious metals and base metals in 2012.

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

Provision for income taxes. During the three and six months ended June 30, 2012, the Company recorded a provision for income taxes of $4.7 million (restated) and $10.8 million (restated), respectively. There was no corresponding provision for income tax during the 2011 period. See Note 6 to the unaudited consolidated financial statements for additional information.

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

	(As Restated)		(As Restated)
	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except total cash cost per gold equivalent ounce)
Gold equivalent ounces sold	17,434	13,097	38,370	22,068
Cost of sales—production costs	$12,774	$5,301	$19,969	$9,463
Treatment and refining charges	3,871	2,454	8,494	3,112
By-product credits	(6,627)	(2,553)	(12,141)	(4,448)
Depreciation and amortization	(152)	(79)	(384)	(143)
Accretion	(19)	(22)	(40)	(43)
Reclamation costs	(95)	(81)	(190)	(162)
Stock-based compensation	(1,094)	(1,052)	(2,188)	(2,075)

Total cash costs	$8,658	$3,968	$13,520	$5,704

Total cash cost per gold equivalent ounce sold (including royalties)	$497	$303	$352	$258

	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments
	Three Months Ended June 30,	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2012	2012	2012	2012	2012	2012
	(In thousands, except total cash cost per gold equivalent ounce)
Gold equivalent ounces sold	17,434	17,211	223	38,370	39,780	1,410
Cost of sales—production costs	$12,774	$12,774	$—	$19,969	$20,121	$(152)
Treatment and refining charges	3,871	3,785	86	8,494	8,556	(62)
By-product credits	(6,627)	(6,447)	(180)	(12,141)	(12,080)	(61)
Depreciation and amortization	(152)	(152)	—	(384)	(384)	—
Accretion	(19)	(19)	—	(40)	(40)	—
Reclamation costs	(95)	(95)	—	(190)	(190)	—
Stock-based compensation	(1,094)	(1,094)	—	(2,188)	(2,188)	—

Total cash costs	$8,658	$8,752	$(94)	$13,520	$13,795	$(275)

Total cash cost per gold equivalent ounce sold (including royalties)	$497	$509	$(12)	$352	$347	$5

Cash Flow from Mine Site Operations

Cash flow from mine site operations is furnished to provide additional information and is not a U.S. GAAP measure. This measure should not be considered in isolation as a substitute for measures of performance prepared in accordance with U.S. GAAP. We believe that certain investors use this measure as a basis to assess mine performance and as a measure on which our planned distributions to shareholders are currently based. The following table provides a reconciliation of cash flow from mine site operations to mine gross profit as presented in the consolidated statements of operations, for the three and six months ended June 30, 2012 and 2011.

	(As Restated)		(As Restated)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Mine gross profit	$17,926	$15,363	$47,395	$22,481
Stock-based compensation	1,094	1,052	2,188	2,075
Depreciation and amortization	152	79	384	143
Accretion	19	22	40	43

Cash flow from mine site operations	$19,191	$16,516	$50,007	$24,742

The following table provides a reconciliation of cash flow from mine site operations to mine gross profit as presented in the consolidated statements of operations for the three and six months ended June 30, 2012 as previously reported and as restated.

	As Restated	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments
	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2012	2012	2012	2012	2012
	(In thousands)
Mine gross profit	$17,926	$17,236	$690	$47,395	$50,510	$(3,115)
Stock-based compensation	1,094	1,094	—	2,188	2,188	—
Depreciation and amortization	152	152	—	384	384	—
Accretion	19	19	—	40	40	—

Cash flow from mine site operations	$19,191	$18,501	$690	$50,007	$53,122	$(3,115)

Liquidity and Capital Resources (restated)

As of June 30, 2012, we had working capital of $61.6 million (restated), consisting of current assets of $73.1 million (restated) and current liabilities of $11.5 million (restated). This represents an increase of $2.3 million (restated) from the working capital balance of $59.3 million as of December 31, 2011. Consistent with our plans, our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development and construction and dividends.

We target calendar year cash distributions to our shareholders totaling approximately one-third of cash flow from mine site operations (See Non-GAAP measures), subject to the laws of the State of Colorado that govern distributions to shareholders. Our target dividend payment of one-third of cash flow from mine operations may be increased, decreased, suspended or discontinued at any time at the sole discretion of the Board of Directors based on company development requirements and strategies, cash balances, spot gold and silver prices, taxation, general market conditions or any other reason. For the six months ended June 30, 2012, we declared dividends of $17.5 million, representing 35% (restated) of cash flow from mine site operations for the six months ended June 30, 2012. We believe that based on current metal prices and the expected operating performance of the La Arista mine, our cash flow from mine site operations will be sufficient to fund our expected disbursements for operating, capital, other expenses and our planned distributions to shareholders for at least the next twelve months. We do not anticipate that we will need to pursue any external sources of financing during the next twelve months.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver dore, and a 5% net smelter returns royalty on sales of any concentrate. We produce copper, lead and zinc concentrates, but no gold and silver dore, at our La Arista underground mine. We produced a gold concentrate at our El Aguila open pit mine. Royalties are considered mine operating costs and are funded from the sale of concentrates. Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. Royalties are paid when we receive full payment of our final invoices. We made royalty payments for the three and six months ended June 30, 2012 of $1.5 million and $3.2 million, respectively, and $1.2 million and $1.7 million for the three and six months ended June 30, 2011, respectively. We estimate that between $5 million and $7 million of royalty payments will be made in 2012, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

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

At June 30, 2012, we had no outstanding provisionally priced sales.

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

Evaluation of Disclosure Controls and Procedures

When our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 was filed on August 9, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. Subsequent to that evaluation, our management identified errors related to the potential impact on sales of metal concentrates resulting from differences between assays from samples of our concentrates taken at the mine site, on which our provisional invoices are based, and assays from samples of our concentrates taken at the buyer’s warehouse, which in part serve as a basis for our final invoices, and timely communicating those differences to our management, including the Chief Executive Officer and the Chief Financial Officer. These errors had a material effect on our previously issued consolidated financial statements for the interim periods ended March 31, 2012 and June 30, 2012. As a result of these errors, we determined that our consolidated financial statements for the interim periods ended March 31, 2012 and June 30, 2012 should not be relied upon and needed to be restated (see Note 12 in the accompanying restated consolidated financial statements for further discussion) and identified the material weaknesses described below.

Changes in Internal Control Over Financial Reporting

In connection with the identification of the errors related to our financial statements described above and in Note 12 to our restated consolidated financial statements, management has identified the following deficiencies that constituted material weaknesses in our internal control over financial reporting for the periods described above:

•

We did not maintain an effective control environment, as evidenced by not assessing the potential impact on sales of metal concentrates resulting from differences between assays from samples of our concentrates taken at the mine site, on which our provisional invoices are based, and assays from samples of our concentrates taken at the buyer’s warehouse, which in part serve as a basis for our final invoices.

•

We did not establish adequate communication criteria to assess the potential positive or negative effect on sales of metal concentrates due to differences between assays from samples of our concentrates taken at the mine site and assays from samples of our concentrates taken at the buyer’s warehouse, prior to final settlement. A process for appropriate review of the inputs and conclusions from this assessment was not in place.

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

ITEM 6:	Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Description

10.1	Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 5, 2009

10.2	Purchase Contract 203-10-27070-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 3, 2010

10.3	Purchase Contract 103-11CMX-019-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective March 28, 2011

10.4	Purchase Contract 103-11CMX-019-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.5	Purchase Contract 203-11CMX-020-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date March 28, 2011

10.6	Purchase Contract 203-11CMX-008-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.7	Purchase Contract 303-11CMX-028-0-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date May 27, 2012

10.8	Purchase Contract 303-11CMX-028-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.9	Amendment to Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 1, 2010

10.10	Amendment to Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date July 1, 2011

10.11	Amendment to Purchase Contract Amendment 203-11CMX-020-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.12	Amendment to Purchase Contract Amendment 203-11CMX-020-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.13	Amendment to Purchase Contract Amendment 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.14	Purchase Contract Assignment 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective November 10, 2010

10.15	Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 21, 2002

10.16	Amendment to Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 22, 2010

10.17	Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101	Financial statements from the Quarterly Report on Form 10-Q/A of Gold Resource Corporation for the six months ended June 30, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*	This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: December 14, 2012		/s/ William W. Reid
	By:	William W. Reid,
Chief Executive Officer

Dated: December 14, 2012		/s/ Bradley J. Blacketor
	By:	Bradley J. Blacketor,
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 5, 2009

10.2	Purchase Contract 203-10-27070-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 3, 2010

10.3	Purchase Contract 103-11CMX-019-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective March 28, 2011

10.4	Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.5	Purchase Contract 203-11CMX-020-0-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date March 28, 2011

10.6	Purchase Contract 203-11CMX-008-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.7	Purchase Contract 303-11CMX-028-0-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date May 27, 2012

10.8	Purchase Contract 303-11CMX-028-1-P between Don David Gold Mexico, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012

10.9	Amendment to Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 1, 2010

10.10	Amendment to Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective date July 1, 2011

10.11	Amendment to Purchase Contract Amendment 203-11CMX-020-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.12	Amendment to Purchase Contract Amendment 203-11CMX-020-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.13	Amendment to Purchase Contract Amendment 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011

10.14	Purchase Contract Assignment 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective November 10, 2010

10.15	Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 21, 2002

10.16	Amendment to Mining Exploration and Exploitation Agreement dated between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 22, 2010

10.17	Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.*

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101	Financial statements from the Quarterly Report on Form 10-Q/A of Gold Resource Corporation for the six months ended June 30, 2012, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*	This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.