Form 10-K
period 2012-12-31
GOLD RESOURCE CORP
filed 2013-03-18
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

 (303) 320-7708

(Registrant’s telephone number including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE MKT

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $851,551,524 based on the closing price of the common stock of $25.99 as reported on the NYSE MKT, LLC.

As of March 15, 2013 there were 52,679,369 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding Gold Resource Corporation’s strategy, future plans for production, future expenses and costs, future liquidity and capital resources, future dividends and estimates of mineralized material. All forward-looking statements in this report are based upon information available to Gold Resource Corporation on the date of filing this report, and the company assumes no obligation to update any such forward-looking statements. Forward looking statements involve a number of risks and uncertainties, and there can be no assurance that such statements will prove to be accurate. Gold Resource Corporation’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the “Item 1A. Risk Factors” section of this Form 10-K.

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

•    Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations,

•    Acts of God such as floods, earthquakes and any other natural disasters.

•    The uncertainty of mineralized material estimates and timing of development expenditures; and

•    Commodity price fluctuations.

This list, together with the factors identified under “Item 1A. Risk Factors,” is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of filing this report. We do not intend to update these forward looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

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

We completed our initial public offering (“IPO”) in August 2006. Since that time, we have raised additional capital pursuant to several private placements of our common stock. We used the proceeds of our IPO and additional private placements to conduct exploration activities at the El Aguila property (part of the Oaxaca Mining Unit). Based on our successful exploration efforts, we decided on April 11, 2007 to move forward to construct a mill and a mine at the El Aguila Project. We used the funds from subsequent private placements to build the Project. We declared commercial production at the El Aguila Project on July 1, 2010. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information. The El Aguila Project includes approximately 20,055 hectares of mining concessions, an access road from a major highway, haul roads, a mill facility and adjoining buildings, including an assay lab, an open pit and underground mine, tailings pond and other infrastructure. See “Item 2. Properties” for additional information.

Our principal executive offices are located 2886 Carriage Manor Point, Colorado Springs, Colorado 80906, and our telephone number is (303) 320-7708. Our operations in Mexico are conducted through our wholly-owned Mexican subsidiaries, Don David Gold Mexico S.A.de C.V. and Golden Trump Mexico S.A. de C.V. We established a wholly-owned Turkish subsidiary corporation named Gold Resource Madencilik Sanayi Ve Ticaret Limited Sirketi in 2012.  We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the Securities and Exchange Commission (“SEC”).

Please refer to page 21 of this report for a glossary of certain terms used in this report.

Developments During 2012

We completed our second full year of commercial production of gold and silver in 2012. Two mines are located at our El Aguila Project; the El Aguila open pit mine and the La Arista underground mine. Mining at the El Aguila open pit mine was essentially completed in 2010 and we transitioned to processing ore from the La Arista underground mine in March 2011. We produced metal concentrates from the La Arista underground mine with gold and silver as our primary metal products and copper, lead and zinc as by-products.

During 2012, we continued to develop the decline ramp for the underground mine and reached Level 14 by the end of the year. We have developed stopes and faces for mining from level 6.5 to level 11. Underground infrastructure and mine development completed in 2012 included additional ventilation fans, ground water pumping stations and electrical infrastructure expansion.  Various ore stopes were developed and mining methods of long-hole stoping and cut-and-fill were utilized.  The management team was strengthened with the addition of our Chief Operating Officer and on-site managerial changes included our new project manager, mine superintendent, mill superintendent and maintenance manager.

We established a new wholly-owned Turkish subsidiary corporation named Gold Resource Madencilik Sanayi Ve Ticaret Limited Sirketi in the event we decide to expand our exploration property portfolio outside of Mexico.  We are in the early stages of identifying potential properties for acquisition in Turkey and do not have significant operations at this time.

Production Summary

During 2012, we produced from the mill a total of 90,432 ounces of gold equivalent from the El Aguila Project, which was a 36.5% increase in mill production over 2011.  We processed an aggregate of 282,120 tonnes of ore with an average grade of 4.3 grams per tonne gold and 355 grams per tonne silver. See the table titled “Production and Sales Statistics—El Aguila Project” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation for detailed information regarding our production statistics.

Exploration

Exploration during 2012 continued to focus primarily on the El Aguila Project with infill and step out drilling at the La Arista vein system. We also performed exploration at several of our other properties, including commencing a surface drill program on portions of the Las Margaritas property and completing a limited drilling campaign at Alta Gracia and El Chamizo focusing on previously identified drill targets. Please see the map of our properties on page 15 for more information regarding our exploration properties. We conducted limited underground exploration and testing at the Alta Gracia property by driving drifts and crosscuts into surface exposed veins. To date, we have not established proven or probable reserves as defined in the SEC’s Industry Guide 7 (“Guide 7”) at our El Aguila Project or any of our other properties. See “Item 2. Properties” for additional information regarding our exploration activities.

Dividends

We declared an aggregate of $0.69 per share in dividends in 2012. In April 2012, we commenced a physical dividend program pursuant to which our shareholders have the option to convert the cash dividends we pay into physical gold and silver bullion and take delivery of their metal. See, “Item 5. Market For Common Equity, Related Stockholder Matters and Purchase of Equity Securities,” and “Item 7. Management’s Discussion and Analysis” for additional information.

No Proven or Probable Reserves

We have not yet demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. In Guide 7, the SEC defines a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Proven or probable reserves are those reserves for which (a) quantity is computed and (b) the sites for inspection, sampling, and measurement are spaced so closely that the geologic character is defined and size, shape and depth of mineral content can be established (proven) or the sites are farther apart or are otherwise less adequately spaced but high enough to assume continuity between observation points (probable). Reserves cannot be considered proven or probable unless and until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable.

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or produced by us should not be considered proven or probable reserves. As of December 31, 2012, none of our mineralized material met the definition of proven or probable reserves.

Competitive Business Conditions

The exploration for, and the acquisition of gold and silver properties, are subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time–consuming endeavor. Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, development of mining properties. Our present limited capital means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

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

In connection with our mill and mining operations at the El Aguila Project, we have and will continue to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental (“MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for their review and it has been approved. Studies required to support the MIA include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. Although the regulatory process in Mexico has a public review component, proof of local community support for a project is required to gain final MIA approval. We have received the required local community support for the El Aguila area where we are currently producing from.

We received a federal permit granting permission to begin open pit mining at the El Aguila Project from SEMARNAT in August 2009 and commenced mining operations soon thereafter. In December 2009, we also received a permit allowing us to begin developing our underground mine. We purchased a permitted water well for the mill site at the El Aguila Project. We believe the water provided by this well will normally be adequate to meet the needs for any mining activity for the foreseeable future, but any extreme seasonal changes may limit our water supply, which could adversely affect our mining operations.

We have obtained, and plan to obtain at the appropriate time, environmental permits, licenses or approvals required for operations. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

Customers

During the year ended December 31, 2012, 100% of our total sales of metals concentrate were made to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V., a Trafigura Group Company. In the event that our relationship with Trafigura is interrupted for any reason, we believe that we would be able to locate another entity to purchase our metals concentrate and by-product metals. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We are reviewing our options of alternative sales outlets to mitigate the concentration of risk with one concentrate buyer in case of any unforeseen disruptions.

Employees

We currently have nine full-time employees, five of which serve as our executive officers. These individuals devote all of their business time to our affairs.

In Mexico, through our wholly-owned Mexican subsidiaries, we employ approximately 350 Mexican nationals, including our El Aguila Project Manager. We also use various independent contractors for developing our underground mine, surface exploration drilling and trucking.

In Turkey, we employ four Turkish nationals through our wholly-owned Turkish subsidiary.

ITEM  1A.      RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

We have incurred substantial losses in the past and may not continue to be profitable.  During the fiscal years ended December 31, 2012 and 2011, we reported net income of $33.7 million and $60.1 million, respectively, and for the fiscal year ended December 31, 2010, we reported net loss of approximately $23.1 million. We had an accumulated deficit of approximately $5.9 million as of December 31, 2012. While we were profitable in 2012, there is no assurance that we will continue to be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses or the revenue we generate from production may not be sufficient to fund continuing operations including exploration and development costs. Our failure to report future profits may adversely affect the price of our common stock and you may lose all or part of your investment.

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

We have no proven or probable reserves and our decision to commence commercial production is not based on a study demonstrating economic recovery of any mineral reserves and is therefore inherently risky. Any funds spent by us on exploration or development could be lost. We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties. Under Guide 7, the SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Any mineralized material discovered or produced by us should not be considered proven or probable reserves.

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

Since we have no proven or probable reserves, our investment in mineral properties is not reported as an asset in our financial statements which may cause volatility in our net earnings and have a negative impact on the price of our stock. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America and report substantially all exploration and construction expenditures as expenses until such time, if ever, we are able to establish proven or probable reserves. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these types of future capital expenditures as an asset. Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could produce volatility in our earnings and have a negative impact on our stock price.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated. When making determinations about whether to advance any of our projects to development, such as the El Aguila Project, we rely upon estimated calculations as to the mineralized material on our properties. Since we have not conducted a feasibility study demonstrating proven or probable reserves, estimates of mineralized material presented in our press releases and regulatory filings contain less certainty than would be the case if the estimates were made in accordance with the SEC-recognized definition of proven or probable reserves. Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably and any decision to move forward with development is inherently risky. Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. This risk is increased since we have not received a feasibility study on any of our properties. There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale. These in-place mineralized material estimates will be diluted in the mining process.

Revenue from the sale of our metals concentrates may be adversely affected by loss or damage to the concentrate during shipment and storage at our buyer’s facilities.  We rely on third party transportation companies to transport the concentrate to our buyer’s facilities for processing and further refining.  The terms of our sales contract with the buyer require us to rely on assay results from samples of our concentrate that are obtained at the buyer’s warehouse to determine the final sales value for our concentrates.  Once the concentrate leaves our mill facility, we no longer have direct custody and control of these products.  Theft or loss in transit or improper storage, fire, natural disasters, tampering or other unexpected events while at the buyer’s location may lead to the loss of all or a portion of our concentrate products.  Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and our operating results may be adversely affected.  Tampering, theft or environmental factors may impact the metal content of our concentrates between the time they are sampled at our mill site for provisional price purposes and the time they are sampled at the buyer’s warehouse for final price purposes and significant variances in these measurements may negatively impact our revenue.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties. The profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market price of gold, silver and other metals. The price of gold may also have a significant influence on the market price of our common stock. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the price of gold and silver may prevent our properties from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold or silver prices.

The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

Mineral	2008	2009	2010	2011	2012
Gold	$872.00	$972.00	$1,225.00	$1,572.00	$1,689.00
Silver	$14.99	$14.67	$20.19	$35.12	$31.96

The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world and accordingly no amount of planning or technical expertise can fully eliminate these risks. In the event gold prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We currently do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our gold and silver production and, as a result, we are exposed to the impact of any significant decrease in the price of gold or silver. We sell the gold and silver we are producing at the prevailing market price. Currently, we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future gold or silver production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold or silver price, but we are not protected against decreases in the gold or silver price. If the gold or silver price decreases significantly, our revenues may be materially adversely affected.

Our current property portfolio is limited to a single producing property and our ability to remain profitable over the long term will depend on our ability to expand the known deposits like Arista and / or identify, explore and develop additional properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. The acquisition of gold and silver properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. If we are unable to find, develop, and economically mine new properties, we most likely will not be profitable on a long term basis and the price of our common stock may suffer.

Our producing property is subject to a lease in favor of a third party which provides for royalties on production. We lease a portion of our El Aguila property from a third party. The leased portion of the property provides for a net smelter return royalty of 4% where production is sold in the form of gold/silver dorè and 5% where production is sold in concentrate form. All of our production to date has been from the leased property and processed and sold as concentrate. The requirement to pay royalties to the owner of the concessions at our El Aguila property, which includes the open pit mine and underground mine, will reduce our profitability from production of gold or other precious metals.

The construction and development of our underground mine and optimization and continued expansion and operation of our mill are subject to all of the risks inherent in construction development, and operations. These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage a combination of American and Mexican subcontractors and material suppliers in connection with the continued development of the El Aguila Project. While we anticipate taking all measures which we deem reasonable and prudent in connection with construction and development of the underground mine and the operation of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

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

We have been named as a defendant in securities class action and shareholder lawsuits which could result in substantial damages and may divert management’s time and attention from our business.  We and certain of our officers and directors are named as defendants in a purported securities class action lawsuit, and in a shareholder derivative lawsuit, each filed in the U.S. District Court for the District of Colorado and described in more detail in “Item 3. Legal Proceedings.” These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to these lawsuits will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, and we cannot be certain how long it may take to resolve the litigation or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations, financial position and stock price.

Our properties are located in Mexico and are subject to changes in political or economic conditions and regulations in that country. All of our existing properties are located in Mexico. The risks with respect to Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation.    In addition, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of  property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, water use and mine safety. The effect of these factors cannot be accurately predicted but may adversely impact our proposed operations in any foreign jurisdiction.

Changes in legislation affecting the mining industry could significantly affect our operations. As in other countries, legislation has been introduced in Mexico which would impose a royalty on production from mineral properties. In the event any such legislation was successfully passed and signed into law, it could significantly and adversely affect our results of operations. Legislation relating to employee profit sharing in Mexico was recently passed that could effectively increase mandated profit sharing distributions to our mine employees.  This legislation may have a material adverse effect on our cash flows, results of operations and financial condition.

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

We may require significant additional capital to fund our business plan. We will be required to expend significant funds to determine if proven or probable mineral reserves exist at any of our properties, to continue exploration and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we do locate commercially mineable material or decide to put additional properties into production, we may be required to upgrade our milling facility at the El Aguila Project or construct new facilities.

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

Since most of our expenses are paid in Mexican pesos, and we sell our production in United States dollars, we are subject to adverse changes in currency values that may adversely affect our results of operation. Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms. The value of cash and cash equivalents, and other monetary assets and liabilities, denominated in foreign currencies also fluctuate with changes in currency exchange rates.

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

Our continuing reclamation obligations at the El Aguila Project and our other properties could require significant additional expenditures.  We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the El Aguila Project. We have reserved a liability on our balance sheet to cover the estimated amount of our reclamation obligation.  However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out.  Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations, and further, that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business. Due to the relatively limited number of personnel that we employ and our status as an exploration stage company, we are dependent on a limited number of individuals to run our business.  These individuals include our executive officers, including William and Jason Reid and Brad Blacketor, and to a lesser extent, our employees Rick Irvine and Barry Devlin.   If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them.  There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

We have identified a material weakness in our internal control over financial  reporting, and if we are unable to achieve and maintain effective internal  control over financial reporting, investors could lose confidence in our financial statements and our company, which could have a material adverse effect on our business and stock price.  In order to provide reliable financial reports and operate successfully as a publicly traded company, we must maintain effective control over our financial reporting. In connection with the restatement of certain interim financial statements during 2012, we determined and reported to our external auditors there was an internal control deficiency in our concentrate sales process at March 31, 2012 and June 30, 2012 that did not prevent or detect on a timely basis the potential impact to concentrate sales that results from material variances between assays from concentrate samples taken at the mine site, and assays from samples taken at the buyer’s warehouse, prior to final settlement with the buyer. Management concluded that concentrate sales should have been adjusted at the time the material assay differences were known, even though final settlement had not yet occurred.

We believe that this material weakness does not exist as of December 31, 2012. However, we can make no assurances that additional material weaknesses or significant deficiencies may not subsequently arise. If we fail to achieve and  maintain effective internal control over financial reporting and disclosure controls and procedures, it could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations, result in material misstatements in our financial statements,  restatement of financial statements, sanctions or investigations by regulatory authorities, or loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.

Compliance with changing regulation of corporate governance, public disclosure and financial accounting standards may result in additional expenses and affect our reported results of operations.  Keeping informed of, and in compliance with, changing laws, regulations and standards relating to corporate governance, public disclosure and accounting standards, including the Sarbanes-Oxley Act of 2002 and Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as new and proposed SEC regulations and accounting standards, has required an increased amount of management attention and external resources.  Compliance with such requirements may result in increased general and administrative expenses and an increased allocation of management time and attention to compliance activities.

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

•    Investor perception of our industry or our prospects; and

•    General economic trends.

In the last 12 months, the price of our stock has ranged from a low of $12.31 to a high of $28.37. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

Past payments of dividends on our common stock are not indictors of future payments of dividends. As of March 15, 2013, we have declared an instituted cash dividend on our common stock of $0.06 per share per month. However, our ability to pay dividends in the future will depend on a number of factors, including cash flow, development requirements and strategies, construction projects, spot gold and silver prices and taxation and general market conditions. Further, a portion of our cash flow will likely be retained to finance our operations. Any material change in our operations may affect future dividends which may be modified at the discretion of our Board of Directors. Any decrease in our monthly dividend would likely have an adverse impact on the price of our common stock.

The sale of common stock by certain of our shareholders may depress the price of our common stock due to the limited trading market which exists. Due to a number of factors, including our stage of development and the past history of our common stock trading in the over the counter securities market prior to becoming listed on a national securities exchange, the trading volume in our common stock has been limited. Trading over the last 90 days has averaged approximately 400,000 shares per day. The sale of a significant amount of common stock by our principal shareholders, including Hochschild Mining Holdings Limited, may depress the price of our common stock. As a result, you may lose all or a part of your investment.

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 10% of our common stock and our largest shareholder owns approximately 28% of our common stock as of March 15, 2013. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, this group may be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time. However, you should be aware that you may have limited ability to influence the outcome of any vote in the future.

We are subject to the Continued Listing Criteria of the NYSE MKT and our failure to satisfy these criteria may result in delisting of our common stock. Our common stock is currently listed on the NYSE MKT. In order to maintain the listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, the NYSE MKT may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE MKT’s listing requirements; if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and also to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 15, 2013, there were 52,679,369 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then outstanding shares without further shareholder approval. Because we experience lower trading volume in our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

Our awards of stock options to employees may not have their intended effect. A portion of our total compensation program for our executive officers and key personnel has historically included the award of options to buy our common stock.  If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel.  In addition, any changes made to our stock option policies, or to any other of our compensation practices, which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM  2.        PROPERTIES

We classify our mineral properties into two categories: “Operating Properties” and “Exploration Properties”. Operating Properties are properties on which we operate a producing mine and are what we consider a “material” property in accordance with Guide 7. We currently have an interest in six properties, including one Operating Property and five Exploration Properties, in the southern state of Oaxaca, Mexico. All of the properties are located in what is known as the San Jose structural corridor, which runs north 70 west. Our properties comprise 48 continuous kilometers of this structural corridor, which spans three historic mining districts in Oaxaca.

The map below shows the general location of our six properties:

PUEBLA
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Asuncion Nochixtlan
OAXACA
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Oaxaca
VERACRUZ
Sarabia
GUERRERO
El Rey
Las Margaritas
Ocotlan de Morelos
El Barrio de la Soledad
El Chamizo
El Aguila
Union Hidalgo
CHIAPAS
Santiago Pinotepa Nacional
Santiago Jamiltepec
Alta Gracia
El Fuego
Juchitan de Zaragoza
San Francisco Ixhuatan
Santa Catarina Juguila
Salina Cruz
San Pedro Mixtepec
Therra Blanca
Pueto Escondido
Chacalapa
San Pedro Pochutla
Puerto Angel
Gulf of Tehuantepect
Pacific Ocean
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State

Operating Properties

The El Aguila Project

Background

The El Aguila Project currently comprises 10 mining concessions aggregating 20,055 hectares as described in the table below:

Acquisition Date	Concession Names	Hectares	Acquisition
2002	El Aguila and El Aire	971	Lease, subject to royalty
2010	El Chacal and El Pilon,	1,445	Lease, subject to royalty
2010	El Pitayo, El Talaje, El Coyote, El Zarrito, San Luis and La Curva	17,639	Concession holder

Effective October 14, 2002, we leased El Aguila,  El Aire and La Tehuana, from a former consultant to our company. The El Aguila and El Aire concessions are part of the El Aguila Project and the La Tehuana concession comprises the Las Margaritas property.

The El Aguila lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations, which primarily consists of paying the appropriate royalty to the lessor.

In 2010, we subsequently acquired from our former consultant, at no additional cost, the El Chacal and El Pilon concessions, which are subject to a 2% royalty, but are not subject to the El Aguila lease agreement.  We filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from our former consultant. The mineral concessions making up the El Aguila Project are located within the San Pedro Totolapam Ejido. As described in more detail in “Mining Concessions and Regulations” below, we are required to pay concession fees to the Mexican government to maintain our interest in these concessions, including the concessions which are subject to the lease agreement with our former consultant. We paid approximately $68,000 during 2012 in maintenance fees to the Mexican government for the concessions comprising El Aguila Project.

Location and Access

The El Aguila Project is located in the Sierra Madre del Sur mountains of southern Mexico, in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers (75 miles) southeast of Oaxaca City, the state’s capital city. At the village of San Jose de Gracia, the property is approximately four kilometers due northwest from the village. We have constructed gravel and paved road from the village to the mine and mill sites which supports adequate access to the property by small and large vehicles.

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

There are no known reserves at El Aguila, within the definition of the SEC Guide 7, and we have proceeded to commercially mine the property absent a feasibility study that would indicate any proven or probable reserves. As discussed in more detail below, we have produced metal concentrates from two locations on the El Aguila property, the open pit mine (“El Aguila open pit”) and the underground mine at the La Arista vein system. The El Aguila open pit mineralization is considered low sulfidation, epithermal mineralization of gold and silver with no base metals. The La Arista vein system is considered intermediate epithermal mineralization of gold, silver, copper, lead, and zinc. The host rock at the La Arista vein system is primarily andesite.

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

Additional improvements we have made at the site include an access road from the major highway, a water line and pumping station, haul roads from the mine site to the mill, constructing buildings adjacent to the mill facility for office space and an assay lab and a tailings impoundment and other infrastructure.

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

In August 2003, we commenced an initial drilling and exploration program. Through 2012, we have drilled a total of 359 core holes equaling 114,936 meters and 177 reverse circulation holes equaling 15,609 meters for a total of 536 holes totaling 130,545 meters (428,292 feet).

Exploration at the El Aguila Project includes drilling the El Aguila open pit mineralization and drilling the El Aire vein system mineralization and the discovery and subsequent detailed drilling of the La Arista vein system. The La Arista vein system is made up of two primary veins, the Baja vein and the Arista vein which are approximately 30 meters apart but also include multiple near parallel veins of varying length. The drilling of the La Arista vein system has shown mineralized material over 500 meters of strike length and 500 meters of depth. Both veins are open along strike and depth.

Surface drilling at El Aguila in 2012 was mainly a continuation of the previous year’s activities of infill and step out drilling from the mine.  In 2012, 52 surface diamond drill holes totaling 31,763 meters (104,209 feet) were completed on the El Aguila Project.  New significant high-grade mineralization was encountered in 17 holes with drill intercepts including 3.83 grams per tonne gold and 985 grams per tonne silver over a core length of 4.21 meters and 9.23 grams per tonne gold and 1,040 grams per tonne silver over a core length of 2.93 meters.  Other surface prospecting work consisted of field geological, structural and alteration mapping, geochemical sampling and a ground geophysical survey.  The ground geophysical survey was carried out over the area of the mine and the area to the west and southwest. This survey generated a number of target areas that are marked for future drilling.

In 2013, we anticipate spending approximately $7.4 million for exploration at El Aguila, consisting of approximately $5.1 million for drilling, $414,000 for geochemical surveys and $400,000 for geophysical exploration, including an airborne magnetic and radiometric survey of all of our properties which was delayed from 2012. We anticipate that all exploration activities will be funded from working capital.

Operating Activities

We declared commercial production at the El Aguila Project July 1, 2010. Mineral production during 2010 consisted of processing ore from the El Aguila open pit located approximately 0.5 kilometers from the mill. Mining of the open pit ore was essentially completed in 2010 and there remained a lower-grade stockpile of open pit ore approximating 78,000 tonnes for future processing at the end of 2012.

During 2010, we began developing an underground mine to access two veins we named the La Arista and Baja veins, which we refer to as the “La Arista vein system”. The underground mine is approximately two kilometers from the mill. We have constructed a primary decline ramp and that reached Level 14, approximately 262 meters below the portal, at December 31, 2012. We have also constructed a safety/ventilation decline ramp in conjunction with the primary decline ramp along with various drifts and stopes.

During 2012, we continued underground mining of the La Arista ore at our El Aguila Project and the main production areas were from level 8 to 10.    Mine development and preparation occurred on Levels 11 to 13. Several factors contributed to the challenges we encountered with production from La Arista during 2012, including higher than planned dilution in our long-hole stopes, mining of lower grade vein margins and splays and continued development and infrastructure needs in the mine related to abatement of water inflow at lower levels along with required ventilation upgrades to reduce carbon dioxide levels associated with the increased water flows.  To remediate these issues we installed additional water pumping stations and upgraded the underground mine ventilation system with several new vent fans.

We began transitioning from processing the open pit ore to the underground ore at our mill facilities in March 2011. In 2012, we processed underground ore through the mill at an average of 773 tonnes of ore per day and totaled 282,120 tonnes for the year, with an average grade of 4.3 grams per tonne gold and 355 grams per tonne silver. All of our processing is taking place using the mill’s flotation circuit, as we have not yet utilized the mill’s agitated leach circuit. We anticipate we would use the agitated leach circuit if ever we are able to mine sufficient ore from either the El Rey or Las Margaritas properties or any other property with potential oxide ore.

Please see the table titled “Production and Sales Statistics—El Aguila Project” in Item 7. Management’s Discussion and Analysis for additional details concerning our mineral production statistics for 2012 and 2011.

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

The El Rey Property

The El Rey property consists of concessions in another area in the state of Oaxaca known as El Rey,  El Virrey,  La Reyna and El Marquez. We acquired the El Rey concession from our former consultant and it is subject to a 2% net smelter return royalty payable to him on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government. These concessions total 2,773 hectares and we are required to pay concession maintenance fees semi-annually to the Mexican government to maintain the claims. We paid $7,300 in maintenance fees for the concessions comprising El Rey property in 2012.

The El Rey property is approximately 64.4 kilometers (40 miles) from the El Aguila Project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be trucked to the El Aguila Project mill for processing. Limited drilling at El Rey has encountered gold and silver mineralization up to 1 meter of 132.5 grams per tonne gold (4.25 ounces per tonne) and 1.5 meters of 958 grams per tonne silver. The mineralized material has been located within 100 meters from the surface. To date, we have drilled 48 core holes for a total of 5,278 meters (17,316 feet) at the El Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling.  We ceased work at El Rey during 2012 following a request to obtain additional approvals from local community agencies. We continue to work with the local agencies and anticipate resolving the matter, but we have no assurance we will be able to resume our exploration activities in the near term.  If the matter is resolved, we will conduct follow-up drilling and exploration based on the drilling done in 2008, and have budgeted $1.5 million for that purpose in that event. It is anticipated that El Rey  will be included in our anticipated airborne geophysical survey.

The Las Margaritas Property

The Las Margaritas property is made up of the La Tehuana concession. We leased this concession in October 2002 from our former consultant along with two of the concessions comprising the El Aguila property and the terms of this agreement are discussed under “The El Aguila Project” above. It is comprised of approximately 925 hectares located adjacent to the El Aguila Project. We are also required to pay concession maintenance fees semi-annually to the Mexican government to maintain this claim and we paid $17,500 in maintenance fees during 2012.

In 2012, we conducted a geochemical stream sediment sampling program on Las Margaritas.  A total of 300 samples were collected.  Six rock samples were also collected from this property and submitted for fluid inclusion study.  The result of this survey indicated a number of areas were appropriate for further investigation by diamond drilling from surface.  We completed a series of access roads after consultation with the local community to help facilitate the drill program.  In 2012, fifteen surface diamond drill holes totaling 5,002 meters (16,410 feet) were completed on the Las Margaritas property.  High-grade mineralization was encountered with drill intercepts including 27.90 grams per tonne gold and 2,600 grams per tonne silver over a core length of 2.85 meters.  In 2013, drilling will continue at Las Margaritas to test various structural and mineralized exploration targets and we have budgeted approximately $500,000 for this purpose.

The Alta Gracia Property

In August 2009, we acquired claims adjacent to the Las Margaritas property in the Alta Gracia Mining District by filing concessions known as the David 1, the David 2 and La Hurradura, totaling 5,175 hectares.  We refer to this property as the Alta Gracia property. We are required to pay concession maintenance fees to the Mexican government semi-annually in order to maintain these claims and we paid $14,000 in annual fees during 2012.

During 2010, we conducted surface sampling and geologic mapping at Alta Gracia. Our rock chip samples and other geologic field work have identified several structural targets containing gold and silver mineralization, including three high-grade polymetallic veins that outcrop on the surface near some historic workings. During 2010 and 2011, we identified multiple drill targets. We also conducted a small amount of underground exploration by driving drifts and crosscuts into exposed veins. In 2012, we completed a preliminary drill program consisting of twelve surface diamond drill holes totaling 3,262 meters (10,702 feet).  Drill results were encouraging and will be assessed in 2013 to help plan further drilling campaigns.  In addition, detailed mapping and sampling will be required to assess the resource potential of Alta Gracia to determine if mine development is warranted. We will also conduct additional metallurgical test work to determine the amenability of the ore at our El Aguila processing facility.

We have no established timetable for our exploration activities at Alta Gracia and any additional exploration activities conducted in 2013 will be included as part of the exploration budget for El Aguila.

The El Chamizo Property

In June 2011, we staked mineral claims between the El Rey property and Alta Gracia property and acquired an exploration concession from the Mexican government of approximately 26,386 hectares (101 square miles) referred to as El

Chamizo. We are required to pay maintenance fees to the Mexican government semi-annually to maintain these claims and we paid approximately $24,000 in maintenance fees during 2012. In March 2013, we acquired a concession known as Cerro Colorado from Almaden Minerals, Ltd. consisting of approximately 1,860 hectares.  The Cerro Colorado concession is surrounded by our El Chamizo concession and we include it as part of the El Chamizo property.  Any future production from the Cerro Colorado concession is subject to a 2% net smelter return royalty in favor of Almaden.

Because of the close proximity of El Chamizo to Alta Gracia, exploration activity began on this property during late 2011 and to date has been limited to geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters (4,353 feet). No significant work was conducted at El Chamizo during 2012. In 2013, exploration on the property will include the property-wide airborne geophysical survey and additional geochemical sampling, which is included in the exploration budget for El Aguila.

El Fuego Property

In March 2013, we acquired two concessions from Almaden Minerals Ltd. for $100,000 cash subject to a  2% net smelter return royalty.  The Cerro Colorado concession is surrounded by our El Chamizo property and included as part of this property as discussed above.  The El Fuego concession consists of approximately 2,554 hectares and is located south of our Alta Gracia and El Chamizo property along the San Jose structural corridor. We will be required to pay maintenance fees to the Mexican government semi-annually to maintain this claim during 2013.  We currently do not anticipate conducting exploration activities on El Fuego during 2013, however, it will be included in the property-wide airborne geophysical survey.

The Solaga Property

We leased a 100% interest in a property we refer to as the Solaga property, which is comprised of two mining concessions totaling 618 hectares known as Solaga I and Solaga II in February 2007 located approximately 120 kilometers (75 miles) northeast of the El Aguila Project. In early 2013, we terminated our interest in this lease, which was subject to a 4% net smelter return royalty on any production and required an annual minimum advance royalty payment of $10,000 if production had not commenced by 2010. We paid the minimum advance royalty to the lessor in 2012, 2011 and 2010 in accordance with the lease. We also paid $5,500 in maintenance fees for Solaga during 2012.

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

Office Facilities

We maintain offices in Oaxaca and in Colorado.  We constructed an administrative office building adjacent to the mill site as part of the facilities at the El Aguila Project. We also lease office space in Oaxaca City, Oaxaca consisting of approximately 3,000 square feet.  The lease commenced in 2012 for ten years at approximately $6,000 per month.  In 2010, we purchased a building in Colorado Springs, Colorado, containing approximately 4,500 square feet which serves as our executive and administrative headquarters. We also established a small satellite office in Denver, Colorado in 2012 consisting of approximately 2,500 square feet, which we leased for three years at approximately $5,000 per month.

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

On October 25, 2012, a purported securities class action lawsuit captioned Scott Cantor, on Behalf of Himself and All Others Similarly Situated v. Gold Resource Corporation, et al., was filed in the U.S. District Court for the District of Colorado and on  November 13, 2012, a similar case captioned Robert Rhodes, on Behalf of Himself and All Others Similarly Situated v. Gold Resource Corporation, et al., was filed in the same court.  The cases were subsequently consolidated into In re Gold Resource Corp. Securities Litigation, No.1:12-cv-02832.  This federal court action names the company and certain of its executive officers individually as defendants and alleges, among other things, that we and those officers violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with statements and/or omissions relating to our annual production targets,  mine operations and financial reporting for the period between January 30, 2012 and November 8, 2012. The plaintiffs seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incur in the lawsuit. We believe the allegations are without merit and that we have valid defenses to such allegations. We intend to defend this action vigorously.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for Gold Resource Corporation’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs.  Pursuant to our articles of incorporation, we are obligated to indemnify our officers and directors with respect to this litigation and our company will bear the cost associated with defense of these claims.  We are investigating the claims alleged in the derivative lawsuit and will respond appropriately.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT LLC stock exchange, which we refer to as the NYSE MKT, under the symbol “GORO”.  The table below sets forth the high and low bid prices for our common stock on the NYSE MKT for the last two fiscal years (previously known as NYSE Amex).

Year Ending	High	Low

December 31, 2012
First Quarter	$27.74	$21.65
Second Quarter	28.37	21.03
Third Quarter	26.96	16.54
Fourth Quarter	21.98	12.13

December 31, 2011
First Quarter	$29.90	$21.16
Second Quarter	31.38	21.76
Third Quarter	28.74	16.65
Fourth Quarter	24.19	15.06

On March 15, 2013, the high and low sales price of our common stock on the NYSE MKT stock exchange were $13.27 and $12.67, respectively, and we had approximately 115 holders of record of our common stock. The approximate number of beneficial shareholders is 23,000.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	6,020,000	$8.55	1,578,000
Equity compensation plans not approved by security holders:	-	-	-
Total	6,020,000	$8.55	1,578,000

 Purchases of Equity Securities by the Company and Affiliated Purchasers

In September 2011, our Board of Directors authorized a share repurchase program to purchase up to $20.0 million of our common stock with no pre-established end date.

Issuer Purchases of Equity Securities
Registered Pursuant to Section 12 of the Exchange Act
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(in thousands)

July 1-September 30, 2011	51,000	$19.01	51,000	$19,030
October 1-December 31, 2011	53,251	18.39	53,251	18,046
Total 2011	104,251	18.69	104,251	18,046

January 1-March 31, 2012	-			18,046
April 1-June 30, 2012	-			18,046
July 1-September 30, 2012	82,740	18.07	82,740	16,551
October 1-December 31, 2012	149,407	16.30	149,407	14,116
Total 2012	232,147	16.93	232,147	14,116

Total	336,398	$17.49	336,398	$14,116

(1)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference in such filing.

The following graph compares the performance of Gold Resource Corporation common stock with the performance of the NYSE MKT Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on December 31, 2007.

	12/07	12/08	12/09	12/10	12/11	12/12

Gold Resource Corp.	100.00	78.65	252.81	665.55	490.96	367.38
NYSE Composite	100.00	60.74	77.92	88.36	84.96	98.55
S&P/TSX Global Gold	100.00	81.17	102.84	137.44	115.88	101.10

Transfer Agent

Computershare Investor Services is the transfer agent for our common stock. The principal office of Computershare is located at 350 Indiana Street, Suite 750, Golden, CO 80401 and its telephone number is (303) 262-0600.

Dividend Policy

Since we have declared commercial production at our El Aguila Project, one of our primary goals is to make a cash or in-kind distribution to shareholders. As described in more detail below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we use Cash Flow from Mine Site Operations as a metric to determine whether to declare and pay dividends to shareholders.  Our long-term goal is to distribute one-third of Cash Flow from Mine Site Operations back to shareholders. In keeping with this policy, and beginning July 2010, we determined on a monthly basis to declare a special dividend every month until August 2011 ranging from $0.03 to $0.04 per share. In August 2011, we increased the dividend to $0.05 per share and instituted a regular monthly dividend policy at that time. In April 2012, we increased the dividend to $0.06 per share. Special and regular dividends should not be considered a prediction or guarantee of future dividends. Our instituted dividend may be modified or discontinued at the discretion of our Board of Directors, depending on variables such as, but not limited to, operating cash flow, development requirements and strategies, construction projects, spot gold and silver prices, taxation and general market conditions. At the present time, we are not a party to any agreement that would limit our ability to pay dividends. All dividends have been declared and charged against additional paid in capital.

The table below sets forth the frequency and amounts of cash dividends declared on our common stock for the fiscal years ended December 31, 2011 and 2012, respectively.

Date Declared	Per Share Amount
2011
January 26, 2011	$0.03
February 23, 2011	0.03
March 29, 2011	0.03
April 28, 2011	0.04
May 26, 2011	0.04
June 27, 2011	0.04
July 25, 2011	0.04
August 23, 2011	0.05
October 5, 2011	0.05
October 27, 2011	0.05
November 29, 2011	0.05
December 28, 2011	0.05
Total 2011:	$0.50
2012
January 26, 2012	$0.05
February 24, 2012	0.05
March 27, 2012	0.05
April 30, 2012	0.06
May 29, 2012	0.06
June 28, 2012	0.06
July 24, 2012	0.06
August 28, 2012	0.06
September 27, 2012	0.06
October 31, 2012	0.06
November 27, 2012	0.06
December 31, 2012	0.06
Total 2012:	$0.69

ITEM  6.        SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

Operating Data	Year Ended December 31,
(in thousands, except share data)	2012	2011	2010	2009	2008

Sales of metals concentrate	$131,794	$105,163	$14,754	$-	$-
Mine gross profit	87,773	80,521	7,971	-	-
Operating Income (loss)	49,704	45,674	(22,839)	(34,184)	(26,349)
Other (expense) income	(2,736)	2,414	(235)	55	334
Income (loss) before income taxes	46,968	48,088	(23,074)	(34,129)	(26,015)
Provision for income taxes	13,297	(12,037)	-	-	-
Net income (loss) before extraordinary item	33,671	60,125	(23,074)	(34,129)	(26,015)
Extraordinary item	-	(1,756)	-	-	-
Net income (loss)	$33,671	$58,369	$(23,074)	$(34,129)	$(26,015)
Net income per common share:
Basic:
Before extraordinary item	$0.64	$1.13	$(0.46)	$(0.78)	(0.76)
Extraordinary item	-	(0.03)	-	-	-
Net income	$0.64	$1.10	$(0.46)	$(0.78)	(0.76)
Diluted:
Before extraordinary item	$0.60	$1.06	$(0.46)	$(0.78)	(0.76)
Extraordinary item	-	(0.03)	-	-	-
Net income	$0.60	$1.03	$(0.46)	$(0.78)	(0.76)
Weighted average shares outstanding:
Basic	52,846,163	52,979,481	50,042,471	43,764,703	34,393,854
Diluted	56,315,885	56,414,654	50,042,471	43,764,703	34,393,854

Balance Sheet Data	As of December 31,
(in thousands)	2012	2011	2010	2009	2008

Cash and cash equivalents	$35,780	$51,960	$47,582	$6,752	$3,535
Total current assets	58,984	85,108	57,687	20,701	3,737
Land and mineral rights	227	227	227	227	227
Property and equipment, net	14,050	10,318	4,849	1,726	812
Deferred tax asset	31,559	19,517	-	-	-
Total assets	105,629	115,170	62,797	22,665	4,781
Current liabilities	13,025	25,761	6,456	725	1,753
Long-term obligations	2,790	2,281	2,495	1,992	-
Shareholders’ equity	89,814	87,128	53,846	19,948	3,028

See the consolidated financial statements attached hereto under Item 8 for additional information

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

The following discussion summarizes our results of operations for three fiscal years ended December 31, 2012 and our financial condition at December 31, 2012 and 2011, with a particular emphasis on the year ended December 31, 2012. The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies and relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures, please see the discussion under “Non-GAAP Measures” below.

Overview

Business

We are a mining company that pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production at the El Aguila Project in Oaxaca, Mexico. We achieved commercial production in July 2010 at our El Aguila open pit mine with a metal concentrate containing our primary product of gold and a silver by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates that contain our primary metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our El Aguila Project produced a total of 90,432 precious metal gold equivalent ounces for the year ended December 31, 2012, which was within our revised 2012 target mill production of 85,000 to 100,000 precious metal gold equivalent ounces.  During this period, we sold 72,399 of precious metal gold equivalent ounces at a total cash cost (including royalties) of $419 per precious metal gold equivalent ounce sold. Precious metal gold equivalent is determined by taking the silver ounces produced or sold and converting them to precious metal gold equivalent ounces using the gold to silver average price ratio. The gold and silver average prices used are the actual metal prices realized from the sales of our metals concentrate. (Please see the section titled “Non-GAAP Measures” below for additional information concerning the cash cost per ounce measure.)  For the year ended December 31, 2012, we recorded revenues of $131.8 million, mine gross profit of $87.8 million and net income of $33.7 million.

Although our annual mill production increased 36.5% over the prior year, we encountered several challenges with production at La Arista during 2012, including higher than planned mining dilution in our long-hole stopes, mining of lower grade vein margins and splays, continued development and infrastructure needs in the mine related to abatement of water inflow at lower levels and ventilation upgrades to reduce carbon dioxide levels. In order to adequately address these issues in 2013, our new on-site management team has taken a more proactive development approach to mitigate effects of water and carbon dioxide gas including some off vein development, construction of additional ventilation fans providing fresh air to the mine and additional water pumping stations.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required by the SEC guidelines (see Note 1 to the Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and mine development expenditures, have been expensed and therefore do not appear as assets on our balance sheet. Certain expenditures, such as expenses for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company regarding the treatment of construction and development expenditures as an operating expense rather than as a capital expenditure, has caused us to report larger losses in 2010 and lower net income in 2011 and 2012 than if we had capitalized the expenditures. Additionally, we will not have a corresponding depreciation or amortization expense for these costs going forward since they are expensed as incurred rather than capitalized. Although the majority of the capital expenditures for the El Aguila Project were completed between 2007 and 2010, we expect underground mine construction to continue in future years and we will be completing additional capital improvements at our El Aguila mill during 2013 and future years. In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report larger losses or lesser profits as a result of this ongoing construction, which will be expensed instead of capitalized for accounting purposes. We expect to remain as an exploration stage company for the foreseeable future, even though we have reached commercial production. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet the SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.

Exploration Activities

During 2012, we continued to focus primarily on infill and step out drilling at the La Arista underground mine, located at the El Aguila Project. Because this drilling is used to define the mineralization and to assist in mining of the ore at the underground mine, these expenses are considered development and delineation of the ore body (not exploration), and these costs are classified as construction and development in the consolidated statements of operations.

Exploration activities that are classified as exploration expenses in the consolidated statements of operations include, but are not limited to, drilling on other areas of the El Aguila property to test new geologic targets and exploration work on our other properties. Exploration during 2012 included commencing a surface drill program on portions of the Las Margaritas property, we also are completing a limited drilling campaign at Alta Gracia and El Chamizo focusing on previously identified drill targets.

Physical Dividend Program

In April 2012, we launched a physical dividend program pursuant to which our shareholders have the option to convert the cash dividends we pay into physical gold and silver bullion. As part of our overall strategy to diversify our treasury and to facilitate this program, we purchase gold and silver bullion.  In order for a shareholder to convert their cash dividend into physical gold and/or silver, the shareholder must opt-in to the physical dividend program and request the conversion of their cash dividend, or any portion thereof, into physical gold and/or silver. For those shareholders who elect to convert their cash dividend into gold and/or silver bullion, the gold and silver will be delivered in the form of gold/silver one ounce bullion rounds. No action is required by any shareholder who elects not to participate in the physical metals program. For those shareholders who wish to convert any portion of their cash dividend into gold and/or silver bullion, the process is summarized as follows:

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

•

Shareholders then direct their cash dividend check issued by Computershare to be electronically sent to that shareholder’s GBI account for the option to have it, or any portion thereof that denominates into a one ounce gold or silver bullion round. The election to convert all or any portion of the shareholder’s cash dividend into bullion is governed by an agreement between the shareholder and GBI.

•

Shareholders with accounts at GBI who wish to change their current gold, silver or cash allocations for their cash dividend must do so by midnight EDT on the date preceding the monthly dividend record date. (We issue a press release with details of each dividend declaration, and the dividend record and payment dates.)

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

•

Only whole ounces of gold and silver bullion are credited to a shareholder’s individual account on the dividend payment date. The cash value attributable to fractional ounces will remain in the shareholder’s individual account as cash until such time as future dividends provide the shareholder with sufficient cash to convert to whole ounces of gold or silver based on the London PM gold fix and silver fix on a future dividend record date, and based on the shareholder’s self-directed gold, silver or cash allocations in effect at that time. The shareholder may also choose to move their cash out of their GBI account. Shareholders cannot move cash into their GBI account for conversion into gold and silver. Only the shareholder’s cash dividend sent from Computershare is eligible for conversion.

During the year ended December 31, 2012, we purchased approximately 1,974 ounces of gold and 59,001 ounces of silver at market prices for a total cost of $5.2 million. During the year ended December 31, 2011, we purchased approximately 868 ounces of gold and 41,728 ounces of silver at market prices for a total cost of $3.0 million.

Settlement with Concentrate Buyer

On November 5, 2012, we entered into a settlement agreement with our concentrate buyer as a result of the dispute over the metallurgical content of the concentrates sampled at buyer’s facility after discovering issues related to the transportation, handling, control and sampling of those concentrates, and the resulting assays that were obtained from those samples.  We believe the concentrates had been tampered with and compromised sometime after the shipments left the mine site and until the concentrates were sampled at the buyer’s warehouse. The settlement agreement required the buyer to pay us $1.5 million, representing the amount by which our provisional invoices for April, May and June 2012 exceeded the tentative settlement value, based on assays taken at the buyer’s warehouse.  In addition, the settlement agreement required us to accept the final settlement value, based on assays taken at the buyer’s warehouse, for shipments made in February and March 2012.  The settlement resulted in a reduction to precious metal gold equivalent sold of approximately 1,400 ounces and a net reduction to sales of metal concentrates of $3.3 million, which included assay, pricing and other settlement adjustments with the buyer, for the six months ended June 30, 2012.  These adjustments were recorded in the restated first and second quarter 2012 financial statements.

Other Events

In April 2012, the Board of Directors increased the instituted monthly dividend payment from $0.05 per share to $0.06 per share.  Prior to instituting a regular monthly dividend in August 2011, the dividends were characterized as special dividends. Our long-term goal is to distribute approximately one-third of our Cash Flow from Mine Site Operations (See Non-GAAP Measures) as dividends to shareholders.  In 2011, we distributed approximately 29.8% of Cash Flow from Mine Site Operations in shareholder dividends. In 2012, we distributed approximately 39.5% of Cash Flow from Mine Site Operations to our shareholders as dividends.  Our dividends should not be considered a prediction or guarantee of future dividends. Our instituted dividend may be modified or discontinued at the discretion of our Board of Directors, depending on variables such as, but not limited to, operating cash flow, development requirements and strategies, construction projects, spot gold and silver prices, taxation and general market conditions.

Results of Operations—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Sales of metals concentrate, net

During the year ended December 31, 2012, we generated sales of $131.8 million, net of treatment charges, compared to sales of $105.2 million during the same period of 2011, an increase of 25.3%.  The significant increase in sales for the year ended December 31, 2012 resulted from an increase in payable metals sold due to an increase in tonnes milled in 2012 at the La Arista underground mine.  Fewer ore tonnes were milled and payable metals sold in 2011, principally due to operations at La Arista not commencing until March 2011.  Revenue generated from sale of base metals contained in our concentrates is considered a by-product of our gold and silver production.  (See Production and Sales Statistics tables titled “La Arista Underground Mine” and “El Aguila Open Pit Mine” below for additional information regarding the three months and years ended December 31, 2012 and 2011). The year ended 2012 was our second full year of commercial production. Metals prices realized in 2012 were mixed over the prior year, with average per ounce gold prices increasing to $1,676 from $1,644 per ounce, a 2% increase, and average per ounce silver prices decreasing to $31 from $35 per ounce, a 12% decrease.

Below are certain key operating statistics for our La Arista underground mine for 2012 and 2011 and the El Aguila open pit mine for 2011. Our production for 2012 consisted of ore from our La Arista underground mine. Our production for 2011 consisted of ore from both the La Arista underground mine and the El Aguila open pit mine. Production for the three months ended December 31, 2011 did not include ore from the El Aguila open pit mine, which ceased operations in February 2011, but it did include ore from the La Arista underground mine, which began operations in March 2011. Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces. The number of stopes and working faces has increased as we have gone deeper in the mine, which has resulted in more tonnes of ore processed at the mill in 2012 as compared to 2011. We also sustained, at various times, higher than expected mining dilution rates as high as 35% to 40% in the second quarter of 2012 as well as higher than targeted dilution rates at various times in the remaining quarters.  This dilution lowers the head grades.  We believe this to be an unacceptable dilution percentage and we continue to take steps to lower dilution.

Production and Sales Statistics
	La Arista Underground Mine		La Arista Underground Mine
	Three Months Ended December 31,	Three Months Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2012	2011
Production Summary
Milled:
Tonnes Milled	71,541	55,434	282,120	167,806
Tonnes Milled per Day	778	603	773	561
Grade:
Average Gold Grade (g/t)	4.63	4.20	4.30	3.35
Average Silver Grade (g/t)	314	453	355	424
Average Copper Grade (%)	0.46	0.61	0.45	0.48
Average Lead Grade (%)	1.99	1.73	1.70	1.40
Average Zinc Grade (%)	4.78	3.70	3.98	2.92
Recoveries:
Average Gold Recovery (%)	89	89	88	89
Average Silver Recovery (%)	94	93	93	93
Average Copper Recovery (%)	85	76	78	77
Average Lead Recovery (%)	73	79	70	78
Average Zinc Recovery (%)	82	79	81	76
Mill production (before payable metal deductions)(1)
Gold (ozs.)	9,528	6,631	34,417	16,027
Silver (ozs.)	675,607	753,414	2,996,743	2,122,000
Copper (tonnes)	277	258	986	620
Lead (tonnes)	1,037	760	3,374	1,840
Zinc (tonnes)	2,809	1,617	9,115	3,730
Payable metal sold(1)
Gold (ozs.)	5,774	5,873	26,675	15,700
Silver (ozs.)	417,932	716,221	2,446,232	2,034,187
Copper (tonnes)	162	194	769	464
Lead (tonnes)	953	622	3,187	1,510
Zinc (tonnes)	2,218	1,390	7,222	2,812
Average metal prices realized
Gold (oz.)	$1,691	$1,691	$1,676	$1,644
Silver (oz.)	$36	$30	$31	$35
Copper ( tonne)	$7,942	$7,019	$8,033	$8,095
Lead (tonne)	$2,256	$1,873	$2,110	$2,184
Zinc ( tonne)	$1,952	$1,800	$1,967	$1,995
Gold equivalent ounces produced (mill production)(1)
Gold Ounces	9,528	6,631	34,417	16,027
Gold Equivalent Ounces from Silver	14,254	13,303	56,015	44,663
Total Gold Equivalent Ounces (3)	23,782	19,934	90,432	60,690
Gold equivalent ounces sold(1)
Gold Ounces	5,774	5,873	26,675	15,699
Gold Equivalent Ounces from Silver	8,818	12,646	45,724	42,815
Total Gold Equivalent Ounces	14,592	18,519	72,399	58,514
Total Cash Cost per Gold Equivalent Ounce(2)	$551	$279	$419	$-

(1)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. In addition, mill production quantities for the year ended December 31, 2012 do not reflect any deduction for 583 gold ounces, respectively, and 45,432 silver ounces, respectively, (approximately 1,400 gold equivalent ounces) resulting from the settlement agreement with the buyer of our concentrates as discussed on page 30 under “Settlement with Concentrate Buyer”. Gold equivalent ounces sold for the year ended December 31, 2012 have been reduced by approximately 1,400 gold equivalent ounces as a result of the settlement.

(2)

A reconciliation of this non-GAAP measure to mine cost of sales, the most comparable GAAP measure, can be found below in Non-GAAP Measures. Total cash cost per gold equivalent ounce sold for the combined  La Arista underground  mine and the El Aguila open pit mine for the for the year ended December 31, 2011, can be found in Non-GAAP Measures below.

(3)

Gold equivalent mill production for 2012 of 90,432 ounces differs from gold equivalent ounces sold for 2012 of 72,399 due principally to buyer (smelter) concentrate processing deductions of approximately 9,078 gold equivalent ounces, a settlement agreement with the buyer of the Company’s concentrates of approximately 1,400 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 7,555 ounces.

Production and Sales Statistics
El Aguila Open Pit Mine
Year Ended December 31,
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

(4)

Total cash cost per gold equivalent ounce sold for the combined  La Arista underground mine and the El Aguila open pit mine for the for the year ended December 31, 2011 can be found in the Non-GAAP Measures.

(5)	Silver ounces were considered a by-product in arriving at the total cash cost per ounce equivalent.

For the year ended December 31, 2012, we sold 26,675 ounces gold and 2,446,232 ounces silver from the La Arista underground mine for at gross sales value of approximately $44.7 million and $75.8 million, respectively. This compares to 19,617 ounces gold and 2,077,792 ounces silver during 2011 from both the La Arista underground mine and El Aguila open pit mine, for gross sales value of $31.3 million and $72.7 million respectively.  From the El Aguila open pit mine, we sold 3,917 ounces gold and 43,605 ounces silver during the first two months of 2011 and from the La Arista underground mine, we sold 15,700 ounces gold and 2,034,187 ounces silver during the last ten months of 2011. The increase in sales in 2012 principally resulted from a full year of operations at La Arista in 2012, versus ten months of operations at La Arista in 2011.

Production

For the year ended December 31, 2012 mill production totaled 90,432 ounces of precious metal gold equivalent compared to 66,249 ounces of precious metal gold equivalent for 2011. See the table titled “Production and Sales Statistics-El Aguila Project” above for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the La Arista underground mine. Our production is dependent on the rate of mine development and the establishment of sufficient stopes and working faces. We anticipate the number of stopes and working faces will increase in 2013 and that precious metal mill production may be similar with 2012 mill production.  Our 2013 mine plan anticipates that we will be mining areas of the deposit that contain higher levels of base metals, as compared to 2012.We are targeting mill production of 80,000 to 100,000 ounces of precious metal gold equivalent in 2013.

Mine gross profit. For the year ended December, 2012 mine gross profit totaled $87.8 million compared to $80.5 million for the year ended December 31, 2011. The increase in mine gross profit from the prior year was primarily due to the increase in sales of metal concentrate due to an increase in the quantities of payable metal sold. Mine gross profit as a percent of sales for the year ended December 31, 2012 decreased to 66.6% from 76.6% during the same period in 2011, principally due to higher labor, contractor services, diesel, concentrate transportation and other operating costs in 2012.

Net income (loss) before extraordinary item. For the year ended December 31, 2012, net income before extraordinary item was $33.7 million, or $0.60 per diluted share, as compared to net income before extraordinary item of $60.1 million or $1.06 per diluted share, for the comparable period of 2011. The $26.4 million decrease in net income in 2012 was principally attributable to a $12.0 million income tax benefit in 2011 resulting from a reduction to the income tax valuation allowance, as compared to $13.3 million of income tax expense in 2012.

Costs and expenses. Total costs and expenses during the year ended December 31, 2012 were $38.1 million compared to $34.9 million during the comparable period of 2011, an increase of $3.2 million, or 9.2%. The increase resulted from an increase in general and administrative expenses, and exploration expenses, which were partially offset by a decrease in construction and development expenses, as discussed in more detail below.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2012 was $13.5 million compared to $8.9 million for the same periods of 2011.  The $4.6 million increase in 2012 principally resulted from higher stock-based compensation expense, investor relations activities, professional services and insurance costs.

Exploration expenses. Property exploration expenses totaled $8.0 million for the year ended December 31, 2012, compared to $4.9 million during the same period of 2011. The $3.1 million increase in exploration expenses results from higher expenditures in 2012 to evaluate and drill new exploration targets on the El Aguila and Alta Gracia properties, and to evaluate other prospects near our La Arista underground mine. We also set up an exploration office in Turkey in September 2012. Exploration costs associated with definition and delineation drilling of the La Arista vein system are reflected in construction and development expenses.

Construction and development expenses. Construction and development expenses during the year ended December 31, 2012 decreased to $16.6 million from $21.0 million during 2011. Construction and development includes mine development costs attributable to definition and delineation drilling of the La Arista vein system, and construction related activities at the El Aguila Project.  The $4.4 million decrease when compared to 2011 is due to lower expenditures in 2012 relating to construction of the tailings dam, expansion of the flotation cells in the flotation circuit in the mill, construction of the mine camp and infrastructure construction.  We will continue to focus on further mine development of La Arista and construction related activities at the El Aguila Project for the foreseeable future.

Other (expense)income. For the year ended December 31, 2012, we recorded other expense of $2.7million, compared to other income of $2.4 million during the same period of 2011. The change in other (expense) income resulted primarily from recognizing a foreign currency loss of $2.9 million during the year ended December 31, 2012 compared to a foreign currency gain of $2.7 million in the comparable period in 2011. The current year losses resulted from currency translation adjustments during a period when the dollar was increasing compared to the Mexican peso, and a $2.0 million reclassification from other comprehensive loss to foreign exchange loss.

Provision for income taxes. For the year ended December 31, 2012, income tax provision was $13.3 million as compared to an income tax benefit of $12.0 million for the year ended December 31, 2011.  The $25.3 million increase in income tax provision in 2012 principally resulted from a $28.3 million reduction to a valuation allowance on deferred tax assets in 2011 as compared to a $4.6 million reduction to a valuation allowance on deferred tax assets in 2012. There was no corresponding income tax provision or benefit during the 2010 due to start-up of operations in 2010. As of December 31, 2012, there were no remaining valuation allowances on the Company’s deferred tax assets. See Note 7 to the Consolidated Financial Statements for additional information.

Extraordinary item. On April 20, 2011, the El Aguila Project suffered severe damage from an anomalous rain and hail storm which flooded the La Arista underground mine and damaged existing roads, buildings and equipment. We experienced a loss of $2.5 million, for which we recorded an extraordinary loss of $1.8 million, net of income tax benefit of $0.8 million, for the year ended December 31, 2011.

Results of Operations – Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

During the year ended December 31, 2011 we sold 19,617 ounces of gold at an average realized price of $1,596 per ounce for $31.3 million of gross revenue, and 2,077,792 ounces of silver at an average realized price of $35 per ounce for approximately $72.7 million of gross revenue, compared to 10,493 ounces of gold at an average realized price of $1,201 per ounce for $12.6 million of gross revenues, and 111,316 ounces of silver at an average realized price of $20 per ounce for approximately $2.2 million of gross revenue for 2010. Mine gross profit for the year ended December 31, 2011 was $80.5 million compared to $8.0 million in the comparable period of 2010, an increase of $72.5 million or 906%. The increase was due to a full twelve months of mine operations in 2011 compared to only six months of operations in 2010.

For the year ended December 31, 2011 we reported a net income of $58.4 million, or $1.10 per share, compared to a net loss of $23.1 million, or $0.46 per share, for the year ended December 31, 2010. Our net income increased in 2011 due to ramp-up of operations in 2010 as compared to a full year of operations in 2011.

Total costs and expenses for the year ended December 31, 2011 were $34.9 million compared to $30.8 million in the comparable period of 2010, an increase of $4.1 million or 13.3%. The increase in costs and expenses was primarily due to our operations transitioning to underground mine development activities and an increase in stock-based compensation.

 Exploration expense for the year ended December 31, 2011 of $4.9 million was consistent with our level of exploration activity in 2010 of $4.7 million.

Construction and development for the year ended December 31, 2011 of $21.0 million increased by $2.6 million or 14.1% when compared to 2010 of $18.4. The higher cost in 2011 was primarily due to the completion of the second phase of the tailings dam, and expansion of the flotation cells in the mill’s flotation circuit during 2011.

General and administrative expenses increased $1.4 million or 18.7% to $8.9 million for the year ended December 31, 2011 as compared to $7.5 million for the comparable period in 2010. The increase was attributable to increases in professional fees, salaries and benefits and stock-based compensation.

For the years ended December 31, 2011 and 2010, we recorded a currency translation adjustment loss of $3.2 million and a currency translation adjustment gain of $0.2 million, respectively, resulting from the translation of our subsidiary’s Mexican peso denominated functional currency financial statements into the US dollar reporting currency.

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

Total Cash Cost per Gold Equivalent Ounce Sold

We use total cash cost (including royalties) per gold equivalent ounce sold, calculated in accordance with the Gold Institute’s Standard, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. Total cash costs are arrived at by taking mine cost of sales, plus treatment and refining charges (which are netted against revenues), less by-product credits earned from sales of metals we consider by-products (copper, lead and zinc at the La Arista underground mine and silver at the El Aguila open pit mine) less noncash items such as depreciation and amortization, accretion, stock-based compensation, and reclamation costs. Total cash costs are divided by gold equivalent ounces sold (gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio, at the La Arista underground mine; and gold ounces sold at the El Aguila open pit mine) to arrive at total cash cost per gold equivalent ounce sold. There can be no assurance that our reporting of this Non-GAAP measure is similar to that reported by other mining companies.

For reporting periods prior to 2012, we reported cash operating cost per gold equivalent ounce produced (on-site mill production). These amounts have been restated in this Management’s Discussion and Analysis to reflect our current reporting method, of total cash cost per gold equivalent ounce sold, which we believe is the most common method used by companies that apply the Gold Institute Standard. The principal difference between cash operating costs and total cash costs is that cash operating costs exclude royalty costs, whereas total cash costs include royalty costs. Our concentrates are subject to a 5% net smelter returns royalty. The principal difference between gold equivalent ounces produced at the mill and gold equivalent ounces sold, is that gold equivalent ounces produced at the mill do not reflect payable metal deductions levied by smelters, whereas gold equivalent ounces sold are after payable metal deductions levied by smelters.

We have reconciled total cash cost per gold equivalent ounce sold to reported U.S. GAAP measures in the table below. The most comparable financial measures to our total cash cost is mine cost of sales calculated in accordance with U.S. GAAP. Mine cost of sales is obtained from the consolidated statements of operations.

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
	(In thousands, except ounces sold and total cash cost per gold equivalent ounce)
Gold equivalent ounces sold	14,592	18,519	72,399	62,431
Cost of sales - production costs	$11,182	$7,284	$44,021	$24,642
Treatment and refining charges	3,978	4,273	16,680	11,400
By-product credits	(7,609)	(5,027)	(26,837)	(14,357)
Depreciation and amortization	(425)	(146)	(1,366)	(473)
Accretion	(21)	(18)	(81)	(82)
Reclamation costs	(314)	-	(373)	-
Stock-based compensation	1,251	(1,195)	(1,737)	(4,336)
Total cash costs	$8,042	$5,171	$30,307	$16,794
Total cash cost per gold equivalent ounce sold (including royalties)	$551	$279	$419	$269

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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
	(In thousands)
Mine gross profit	$16,188	$28,154	$87,773	$80,521
Stock-based compensation	(1,251)	1,195	1,737	4,336
Depreciation and amortization	426	146	1,366	473
Accretion	21	19	81	82
Cash flow from mine site operations	$15,384	$29,514	$90,957	$85,412

Liquidity and Capital Resources

As of December 31, 2012, we had working capital of $46.0 million, consisting of current assets of $59.0 million and current liabilities of $13.0 million. This represents a decrease of $13.3 million from the working capital balance of $59.3 million as of December 31, 2011. Our working capital balance fluctuates as we use cash to fund our operations, exploration, and mine development and construction activities, and to pay income taxes and fund our dividends.

Prior to achieving profitable operations in 2011, we relied on equity financings to fund our operating activities. Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other activities.  Our mine development, construction activities and equipment purchases at the La Arista mine are, in the aggregate, expected to be higher in 2013 as compared to 2012 or 2011.  If our cash flows from operations is insufficient to cover our anticipated expenses we may be required to secure debt or equity financing, reduce our planned development, construction or other expenditures at the mine, reduce our monthly dividend or implement other measures.  There is no assurance that, in the event debt or equity financing is needed, we would be able to secure this financing or that it could be secured under favorable terms.

We target calendar year cash distributions to our shareholders totaling approximately one-third of Cash Flow from Mine Site Operations (See “Non-GAAP Measures” above), subject to the laws of the State of Colorado that govern distributions to shareholders. Our target dividend payment of one-third of Cash Flow from Mine Site Operations may be increased, decreased, suspended or discontinued at any time at the sole discretion of the Board of Directors based on company development requirements and strategies, cash balances, construction projects, spot gold and silver prices, taxation, general market conditions or any other reason.  For the year ended December 30, 2012, we declared dividends of $35.9 million, representing 39.5% of Cash Flow from Mine Site Operations.

Upon declaration of a dividend, each shareholder has the option to subsequently convert that cash dividend into gold and/or silver bullion. To the extent we do not hold sufficient gold and silver bullion by the distribution payment date we must purchase gold and/or silver bullion in the market.  We intend to purchase gold and silver bullion in the market at various times throughout the year, and intend to hold quantities of gold and/or silver bullion to enable us to meet, at a minimum, our forecasted physical delivery requirements for the current and following month.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver dore, and a 5% net smelter returns royalty on sales of any concentrate.  We produce copper, lead and zinc concentrates, but no gold and silver dore, at La Arista underground mine.  We only produced a gold and silver concentrate at our El Aguila open pit mine.  Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.   For the years ended December 31, 2012 and 2011, we made royalty payments totaling $5.8 and $3.6, respectively.  We estimate that approximately $7 million of royalty payments will be made in 2013, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

For 2013 we have budgeted approximately $7.4 million for drilling and other exploration related activities at our El Aguila property.  In addition, we intend to spend approximately $2.2 million for drilling and other exploration activities on our other exploration properties in Mexico.  In Turkey, we have budgeted $2.0 million for exploration and property acquisitions.   Our planned exploration expenditures for 2013 are discretionary and could be significantly higher or lower depending on the ongoing results from the exploration programs. Exploration activities to further delineate and define our La Arista vein system are considered mine development costs and classified as development and construction expenses in the consolidated statement of operations.

Our cash and cash equivalents as of December 31, 2012 decreased to $35.8 million from $52.0 million as of December 31, 2011, a net decrease in cash of $16.2 million.

Net cash provided by operating activities for the year ended December 31, 2012 was $31.2 million compared to $41.3 million during 2011. The $10.1 million decrease in net cash provided by operation activities principally results from payment of our 2011 Mexican income tax liability in 2012.

Net cash used in investing activities for the year ended December 31, 2012 was $7.7 million compared to $10.4 million for 2011. The $2.7 million decrease in cash used in investing activities was primarily due to a decrease in capital expenditures and increase in proceeds from conversion of gold and silver bullion related to our physical gold and silver dividend program. Although most of our exploration stage expenditures are recorded as an expense rather than an investment, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics. The cost of acquiring these assets is reflected in our investing activities.

Net cash used in financing activities for the year ended December 31, 2012 was $39.9 million compared to $27.4, consisting of dividends declared and treasury stock purchases. The $12.5 million increase in net cash used in financing activities principally results from an increase in dividends paid in 2012. In August 2011, we instituted a regular monthly dividend consisting of $0.05 per share, which was increased to $0.06 per share in April 2012, until such time as the Board of Directors determines otherwise.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

Contractual Obligations

Our known obligations at fiscal year-end December 31, 2012, are set forth in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Purchase Obligations(1)	$4,758	$1,915	$2,843	$-	$-
Operating Leases	821	128	261	144	288
Non-cancellable Purchase Obligations	7,666	7,666	-	-	-
Employee Salary Compensation (2)	1,441	654	787	-	-
Total	$14,686	$10,363	$3,891	$144	$288

(1)    Represents amounts due to our executive officers pursuant to their respective employment agreements with our company.

(2)    Represents amounts due to non-executive employees pursuant to their respective employment agreements with our company.

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, see Note 1 to the Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. The following discussion pertains to accounting estimates management believes are most critical to the portrayal of our financial position and results of operations that require management’s most difficult, subjective or complex judgments.

Proven or Probable Reserves

Despite the fact that we commenced production in 2010, as of December 31, 2012, none of the mineralized material at the Company’s El Aguila Project or any of its other properties met the SEC’s definition of proven or probable reserves under the criteria set forth in SEC Industry Guide 7. As a result, and in accordance with principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, we do not capitalize exploration, evaluation, mine development and construction costs associated with our properties and, instead, expense these costs as they are incurred.

Revenue

We recognize revenue when an arrangement exists, the price is fixed and determinable, the title and risk of loss have transferred to the buyer (generally at the time shipment is delivered at buyer’s port) and collection is reasonably assured. We enter into provisionally priced concentrate sales contracts, whereby the contracts settle at prices to be determined in the future based on quoted prices. Accordingly, due to the time elapsed between shipment and the final settlement with the buyer, the Company must estimate revenue based on assay measurements taken at the time of shipment using quoted metal prices at that time. Changes in the price of the metals concentrates we sell, and differences in assay measurements taken at our facilities at the time of shipment and those taken at the buyer’s port, can have a significant effect on our revenues.

Concentrate sales are initially recorded using quoted metal prices at the time of shipment, and contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement. Changes in the prices of metals we sell, as quoted on the London Bullion Market, between the shipment and final settlement dates will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment.

Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated by the Company with the buyer. These charges are estimated upon shipment of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement.  Historically, actual charges have not varied materially from our initial estimates.

Changes in the market price of metals significantly affect the Company’s revenues, results of operations and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company’s control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company’s revenue is derived from the sale of gold, silver, copper, lead and zinc metals concentrate, its results of operations are directly related to the prices of these metals.

Depreciation and Amortization

Depreciation and amortization on our property and equipment is calculated on a straight line basis over the estimated useful life of the asset.  Significant judgment is involved in the determination of the estimated life of the assets.

Impairment of Assets

Since none of our properties contain proven or probable reserves as defined by the SEC, we do not capitalize exploration, evaluation, mine development or construction costs for any of our projects.  Our long-lived assets are principally property and equipment, and are evaluated at least annually for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. When an indication of impairment exists, an estimate of fair value is made for the long-lived asset.

Assessing the fair value of our long-lived assets requires us to make several estimates and assumptions that are subject to risk and uncertainty, changes in these estimates and assumptions could result in the impairment of our long-lived asset carrying values. Events that could result in impairment of our long-lived assets include, but are not limited to, obsolescence, damage, underperformance and assets held for disposal. During the years ended December 31, 2012, 2011 and 2010, no asset impairments were recognized.

Stockpile and Concentrate inventories

Stockpile and concentrate ending inventory tonnages are measured by estimating the number of tonnes added to and removed from beginning inventory. We periodically survey our stockpile and concentrate ending inventory to verify tonnage estimates.  There are inherent limitations in the survey estimation process, along with process of estimating the number of tonnes added to and removed from stockpile and concentrate inventory, which includes but is not limited to moisture content, density, scale calibration and physical measurements.  Due to these estimates, amounts reported could differ significantly from actual results.

Our stockpile and concentrate inventories are valued at the lower of average cost or net realizable value (“NRV”), with carrying values evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpile and concentrate inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. If short-term and long-term metals prices decrease, the value of stockpile and concentrate inventory also decreases, and it may be necessary to record a write-down of stockpile and concentrate inventory to NRV.  We did not incur any lower-of-cost-or-market write downs during the years ended December 31, 2012, 2011 or 2010.

The allocation of costs to stockpile and concentrate inventory, and the determination of NRV involve the use of estimates. There is a high degree of judgment in estimating current and future operating and capital costs, metal recoveries, ore grades, production levels, commodity prices, and other factors. There can be no assurance that actual results will not differ significantly from those estimates and assumptions.

Asset Retirement Obligation

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. Since none of our properties contain proven or probable reserves as defined by the SEC, the costs associated with the obligation are charged to operations.  Accounting for reclamation and remediation obligations requires management to make estimates of the future costs we will incur to complete the work required to comply with existing laws and regulations.  Actual costs may differ from the amounts estimated.  Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Stock-based compensation

We estimate the fair value of our stock option awards using a Black-Scholes model, the inputs of which require various assumptions including the expected rate of future dividends, discount rate, the expected life of the option and the expected volatility of our stock price. The expected rate of future dividends is derived based on the dividends paid during the 3 months immediately preceding the date of grant extrapolated over four quarters (one year); however, the rate at which dividends are paid may change due to various factors, including, but not limited to changes in our operational and strategic cash needs and at the discretion of our Board of Directors.  Expected forfeiture rates and expected option life are derived based on historical experience and management’s judgment regarding future expectations. However, such historical experience is limited due to a relatively small number of grants and, therefore, may not be indicative of future experience. The expected volatility assumptions are derived using our historical stock price volatility.

These assumptions reflect our best estimates; however, they involve inherent uncertainties based on market conditions generally outside of our control.  If factors change and we use a different methodology for deriving the Black Scholes assumptions or if our assumptions and judgments regarding future experience prove to be materially different than actual experience resulting in a change to future assumptions, our share-based compensation expense could be materially impacted.

Deferred income taxes and valuation allowances

In preparing our consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  Changes in deferred tax assets and liabilities generally have a direct impact on earnings in the period of the changes. Where applicable tax laws and regulations are either unclear or subject to varying interpretations, it is possible that changes in these estimates could occur that materially affect the amounts of deferred income tax assets and liabilities recorded in the financial statements.

Each period, we evaluate the likelihood of whether or not some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which is more likely than not that the related benefits will not be realized. When evaluating our valuation allowance, we consider historic and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, market gold prices, production costs, quantities of proven or probable gold reserves, interest rates and foreign currency exchange rates. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance with be increased with a charge to income tax expense.  Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

In addition, the calculation of income tax expense involves significant management estimation and judgment involving a number of assumptions.  In determining these amounts, management interprets tax legislation in each of the jurisdictions in which we operate and makes estimates of the expected timing of the reversal of future tax assets and liabilities.  We also make assumptions about future earnings, tax planning strategies and the extent to which potential future tax benefits will be used.  We are also subject to assessments by various taxation authorities which may interpret tax legislation differently, which could affect the final amount or the timing of tax payments.

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

At December 31, 2012, we had outstanding provisionally priced sales of $58.7 million consisting of 12,411 ounces of gold and 959,485 ounces of silver, 351 tons of copper, 1,570 tons of lead and 4,139 tons of zinc which had a fair value of approximately $59.3 million including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $641,000.

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

Country Risk

All of our mineral properties are located in Mexico. In the past, that country has been subject to political instability, increasing crime, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8

Page
Index to Financial Statements:
Management's Report on Internal Controls over Financial Reporting	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Balance Sheets at December 31, 2012 and 2011	44
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 and for the period from Inception (August 24, 1998) to December 31, 2012	45
Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the period from Inception (August 24, 1998) to December 31, 2012	46
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and for the period from Inception (August 24, 1998) to December 31, 2012	49
Notes to Consolidated Financial Statements	50

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

Based on its assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Gold Resource Corporation

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, other comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012, and the period August 24, 1998 (inception) to December 31, 2012. We also have audited Gold Resource Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gold Resource Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, including in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2012, and the period August 24, 1998 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Gold Resource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado

March 18, 2013

3500 South Yosemite Street | Suite 600 | Denver, CO 80237 | P: 303.694.6700 | TF: 888.766.3985 | F: 303.694.6761 |

www.starkcpas.com

An Independent Member of BKR International

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$35,780	$51,960
Gold and silver bullion	5,809	2,549
Accounts receivable	6,349	14,281
Inventories	7,533	4,243
Income tax receivable	419	-
Deferred tax assets	2,121	11,118
Prepaid expenses and other assets	973	957
Total current assets	58,984	85,108
Land and mineral rights	227	227
Property and equipment - net	14,050	10,318
Inventories	809	-
Deferred tax assets	31,559	19,517
Total assets	$105,629	$115,170
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,013	$1,691
Accrued expenses	4,178	4,879
IVA taxes payable	2,673	559
Income taxes payable	-	15,987
Dividends payable	3,161	2,645
Total current liabilities	13,025	25,761
Asset retirement obligation	2,790	2,281
Total liabilities	15,815	28,042
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
53,015,767 and 52,998,303 shares issued and outstanding, respectively	53	53
Additional paid-in capital	102,674	132,529
(Deficit) accumulated during the exploration stage	(5,851)	(39,522)
Treasury stock at cost, 336,398 and 104,251 shares, respectively	(5,884)	(1,954)
Accumulated other comprehensive (loss) - currency translation adjustment	(1,178)	(3,978)
Total shareholders' equity	89,814	87,128
Total liabilities and shareholders' equity	$105,629	$115,170

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2012, 2011 and 2010
and for the period from Inception (August 24, 1998) to December 31, 2012
(U.S. dollars in thousands, except shares and per share amounts)
				Inception
				(August 24, 1998)
				to December 31,
	2012	2011	2010	2012

Sales of metals concentrate, net	$131,794	$105,163	$14,754	$251,710
Mine cost of sales:
Production costs	42,574	24,087	6,549	73,036
Depreciation and amortization	1,366	473	166	2,005
Accretion	81	82	68	231
Total mine cost of sales	44,021	24,642	6,783	75,272
Mine gross profit	87,773	80,521	7,971	176,438
Costs and expenses:
General and administrative expenses	13,507	8,934	7,474	44,868
Exploration expenses	8,008	4,927	4,692	42,112
Construction and development	16,554	20,986	18,435	91,471
Production start-up expense, net	-	-	209	209
Management contract expense	-	-	-	752
Total costs and expenses	38,069	34,847	30,810	179,412
Operating income (loss)	49,704	45,674	(22,839)	(2,974)
Other (expense) income	(2,736)	2,414	(235)	139
Income (loss) before income taxes	46,968	48,088	(23,074)	(2,835)
Provision for income taxes	13,297	(12,037)	-	1,260
Net income (loss) before extraordinary item	33,671	60,125	(23,074)	(4,095)
Extraordinary items:
Flood loss, net of income tax benefit of $750	-	(1,756)	-	(1,756)
Net income (loss)	$33,671	$58,369	$(23,074)	$(5,851)
Other comprehensive income (loss):
Currency translation gain (loss)	2,800	(3,218)	215	(1,178)
Net comprehensive income (loss)	$36,471	$55,151	$(22,859)	$(7,029)
Net income (loss) per common share:
Basic:
Before extraordinary item	$0.64	$1.13	$(0.46)
Extraordinary item	-	(0.03)	-
Net income (loss)	$0.64	$1.10	$(0.46)
Diluted:
Before extraordinary item	$0.60	$1.06	$(0.46)
Extraordinary item	-	(0.03)	-
Net income (loss)	$0.60	$1.03	$(0.46)
Weighted average shares outstanding:
Basic	52,846,163	52,979,481	50,042,471
Diluted	56,315,885	56,414,654	50,042,471
The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
for the period from Inception (August 24, 1998) to December 31, 2012
(U.S. dollars in thousands, except shares and per share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at Inception, August 24, 1998	$-	$-	$-	$-	$-	$-	$-
Shares issued for contributed capital at $0.005 per share - related parties	2,800,000	3	(1)	-	-	-	2
Net (loss)	-	-	-	(2)	-	-	(2)
Balance, December 31, 1998	2,800,000	3	(1)	(2)	-	-	-
Shares issued for contributed capital at $0.005 per share - related parties	1,000,000	1	(1)	-	-	-	-
Net (loss)	-	-	-	(1)	-	-	(1)
Balance, December 31, 1999	3,800,000	4	(2)	(3)	-	-	(1)
Shares issued for management contract at $0.17 per share - related parties	1,226,666	1	203	-	-	-	204
Net (loss)	-	-	-	(205)	-	-	(205)
Balance, December 31, 2000	5,026,666	5	201	(208)	-	-	(2)
Shares issued for management contract at $0.17 per share - related parties	1,333,334	1	187	-	-	-	188
Conversion of debentures at $0.25 per share - related parties	200,000	-	50	-	-	-	50
Shares issued for cash at $0.25 per share	820,000	1	204	-	-	-	205
Net (loss)	-	-	-	(346)	-	-	(346)
Balance, December 31, 2001	7,380,000	7	642	(554)	-	-	95
Shares issued for cash at $0.25 per share	392,000	-	98	-	-	-	98
Shares issued for cash at $0.17 per share	1,351,352	1	223	-	-	-	224
Net (loss)	-	-	-	(789)	-		(789)
Balance, December 31, 2002	9,123,352	8	963	(1,343)	-	-	(372)
Shares issued for cash at $0.25 per share	577,000	1	144	-	-	-	145
Share issuance costs forgiven	-	-	25	-	-	-	25
Net (loss)	-	-	-	(496)	-	-	(496)
Balance, December 31, 2003	9,700,352	9	1,132	(1,839)	-	-	(698)
Shares issued for cash at $0.25 per share	608,000	1	151	-	-	-	152
Shares issued in repayment of loan related to exploration agreement at $0.42 per share	1,200,000	1	499	-	-	-	500
Shares issued as stock grant at $0.25 per share	600,000	1	149	-	-	-	150
Net (loss)	-	-	-	(853)	-	-	(853)
Balance, December 31, 2004	12,108,352	12	1,931	(2,692)	-	-	(749)
Stock options exercised, cashless exercise	10,000	-	2	-	-	-	2
Shares issued for cash at $0.25 per share	276,000	-	69	-	-	-	69
Shares issued for cash at $0.47 per share	2,728,500	3	1,272	-	-	-	1,275
Shares issued for cash at $0.50 per share	122,000	-	61	-	-	-	61
Shares issued for cash at $0.50 per share	30,000	-	15	-	-	-	15
Shares issued for satisfaction of payables at $0.25 per share	1,280,000	1	319	-	-	-	320
Shares issued as stock grant at $0.25 per share	1,750,000	2	436	-	-	-	438
Net (loss)	-	-		(1,218)	-	-	(1,218)
Balance, December 31, 2005	18,304,852	18	4,105	(3,910)	-	-	213
Stock options granted	-	-	147	-	-	-	147
Stock options exercised, cashless exercise	240,000	-	60	-	-	-	60
Shares issued for cash at $1.00 per share, net of issue costs	4,600,000	5	4,347	-	-	-	4,352
Shares issued for cash at $1.20 per share, net of issue costs	4,322,000	5	4,924	-	-	-	4,929
Director Stock grant at $1.00 per share	100,000	-	100	-	-	-	100
Shares issued for investor relation services at $1.14 per share	280,000	-	319	-	-	-	319
Shares issued for investment banking services at $1.20 per share	257,700	-	-	-	-	-	-
Shares issued as stock grant at $1.71 per share	35,000	-	60	-	-	-	60
Currency translation adjustment	-	-	-	-	-	20	20
Net (loss)	-	-	-	(2,687)	-	-	(2,687)
Balance, December 31, 2006	28,139,552	28	14,062	(6,597)	-	20	7,513
Stock options granted	-	-	99	-	-	-	99
Shares issued for cash at $4.00 per share, net of issue costs	5,558,500	6	21,706	-	-	-	21,712
Shares issued for investor relation services at $3.39 per share	170,000	-	576	-	-	-	576
Shares issued for investment banking services	263,900	-	-	-	-	-	-
Shares issued for consulting services in Mexico at $3.68 per share	15,000	-	55	-	-	-	55
Currency translation adjustment	-	-	-	-	-	(90)	(90)
Net (loss)	-	-	-	(8,076)	-	-	(8,076)
Balance, December 31, 2007	34,146,952	34	36,498	(14,673)	-	(70)	21,789
Stock options granted	-	-	1,957	-	-	-	1,957
Stock options exercised, cashless exercise	260,604	-	181	-	-	-	181
Shares issued for cash at $3.00 per share	1,670,000	2	5,009	-	-	-	5,011
Shares issued for investor relation services at $4.25 per share	10,000	-	42	-	-	-	42
Currency translation adjustment	-	-	-	-	-	63	63
Net (loss)	-	-	-	(26,015)	-	-	(26,015)
Balance, December 31, 2008	36,087,556	36	43,687	(40,688)	-	(7)	3,028
Stock options granted	-	-	2,844	-	-	-	2,844
Stock options exercised, cashless exercise	677,933	1	(1)	-	-	-	-
Shares issued for cash at $3.00 per share	4,330,000	4	12,986	-	-	-	12,990
Shares issued for cash at $4.00 per share	5,000,000	5	19,995	-	-	-	20,000
Shares issued for cash at $8.185 per share	1,954,795	2	15,998	-	-	-	16,000
Stock options exercised at $3.68 per share	50,000	-	184	-	-	-	184
Currency translation adjustment	-	-	-	-	-	(968)	(968)
Net (loss)	-	-	-	(34,129)	-	-	(34,129)
Balance, December 31, 2009	48,100,284	48	95,693	(74,817)	-	(975)	19,949
Stock options granted	-	-	2,387	-	-	-	2,387
Stock options exercised, cashless exercise	141,440	-	-	-	-	-	-
Shares issued for cash at $4.63 per share	50,000	-	538	-	-	-	538
Shares issued for cash at $8.62 per share	600,000	1	5,171	-	-	-	5,172
Shares issued for cash at $9.50 per share	631,579	1	5,999	-	-	-	6,000
Shares issued for cash at $16.00 per share	3,475,000	3	51,986	-	-	-	51,989
Return of capital dividend	-	-	(9,330)	-	-	-	(9,330)
Currency translation adjustment	-	-	-	-	-	215	215
Net (loss)	-	-	-	(23,074)	-	-	(23,074)
Balance, December 31, 2010	52,998,303	53	152,444	(97,891)	-	(760)	53,846
Stock options granted	-	-	6,570	-	-	-	6,570
Purchase of treasury stock	-	-	-	-	(1,954)	-	(1,954)
Return of capital dividend	-	-	(26,485)	-	-	-	(26,485)
Currency translation adjustment	-	-	-	-	-	(3,218)	(3,218)
Net income	-	-	-	58,369	-	-	58,369
Balance, December 31, 2011	52,998,303	53	132,529	(39,522)	(1,954)	(3,978)	87,128
Stock options granted	-	-	6,600	-	-	-	6,600
Stock options exercised, cashless exercise	17,464	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(3,930)	-	(3,930)
Return of capital dividend	-	-	(36,455)	-	-	-	(36,455)
Currency translation adjustment	-	-	-	-	-	2,800	2,800
Net income	-	-	-	33,671	-	-	33,671
Balance, December 31, 2012	53,015,767	$53	$102,674	$(5,851)	$(5,884)	$(1,178)	$89,814

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2012, 2011and 2010
and for the period from Inception (August 24, 1998) to December 31, 2012
(U.S. dollars in thousands)
				Inception
				(August 24, 1998)
				to December 31,
	2012	2011	2010	2012

Cash flows from operating activities:
Net income (loss)	$33,671	$58,369	$(23,074)	$(5,851)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,540	953	154	3,011
Accretion	81	82	68	231
Asset retirement obligation	258	-	315	2,565
Stock-based compensation	6,600	6,570	2,694	22,651
Management fee paid in stock	-	-	-	392
Related party payable paid in stock	-	-	-	320
Unrealized currency exchange (gain) loss	1,442	(1,634)	265	(902)
Unrealized (gain) loss from gold and silver bullion held	(58)	429	-	371
Realized loss from gold and silver bullion converted	64	-	-	64
Deferred tax assets	(3,046)	(33,213)	-	(36,259)
Other	6	-	-	31
Changes in operating assets and liabilities:
Accounts receivable	8,305	(14,265)	(980)	(6,940)
Inventories	(4,098)	(1,601)	(2,731)	(8,655)
Income tax receivable	(419)	-	-	(419)
Prepaid expenses and other assets	(14)	(767)	2	(1,115)
Accounts payable	1,397	(428)	3,378	2,654
Accrued expenses	(653)	2,795	-	2,919
IVA taxes payable/receivable	2,115	6,147	(3,218)	4,722
Income taxes payable	(15,987)	17,883	-	1,896
Total adjustments	(2,467)	(17,049)	(53)	(12,463)
Net cash provided by (used in) operating activities	31,204	41,320	(23,127)	(18,314)
Cash flows from investing activities:
Capital expenditures	(4,461)	(7,416)	(3,180)	(17,497)
Purchases of gold and silver bullion	(5,164)	(2,977)	-	(8,141)
Proceeds from conversion of gold and silver bullion	1,897	-	-	1,897
Restricted cash	-	-	11,436	-
Net cash (used in) provided by investing activities	(7,728)	(10,393)	8,256	(23,741)
Cash flows from financing activities:
Proceeds from sales of common stock	-	-	63,393	150,633
Proceeds from exercise of stock options	-	-	-	428
Proceeds from debentures - founders	-	-	-	50
Dividends paid	(35,940)	(25,429)	(7,740)	(69,110)
Treasury stock purchases	(3,931)	(1,954)	-	(5,885)
Proceeds from exploration funding agreement	-	-	-	500
Net cash (used in) provided by financing activities	(39,871)	(27,383)	55,653	76,616
Effect of exchange rates on cash and equivalents	215	834	48	1,219
Net (decrease) increase in cash and cash equivalents	(16,180)	4,378	40,830	35,780
Cash and equivalents at beginning of period	51,960	47,582	6,752	-
Cash and equivalents at end of period	$35,780	$51,960	$47,582	$35,780
Supplemental Cash Flow Information

Income taxes paid	$33,020	$-	$-	$33,020
Interest expense paid	$-	$-	$-	$-
Non-cash investing and financing activities:
Conversion of funding into
common stock	$-	$-	$-	$500
Conversion of founders debentures into
common stock	$-	$-	$-	$50
The accompanying notes are an integral part of these consolidated financial statements.

SOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Significant Accounting Policies

Exploration Stage Company: Despite the fact that the Company commenced production in 2010, it is still considered an exploration stage company under the criteria set forth by the Securities and Exchange Commission (“SEC”) since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC in Industry Guide 7, at its El Aguila Project in Oaxaca, Mexico or any of its other properties. As a result, and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for exploration stage companies, all expenditures for exploration and evaluation of the Company’s properties are expensed as incurred until mineralized material is classified as proven or probable reserves. Accordingly, substantially all expenditures for mine development and mill construction have been expensed as incurred. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation for possible impairment of the asset. As of December 31, 2012, none of the mineralized material at the Company’s El Aguila Project or any of its other properties met the SEC’s definition of proven or probable reserves. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

Proven or Probable Reserves: The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of December 2012, none of the Company’s mineralized material met the definition of proven or probable reserves.

Basis of Presentation: The consolidated financial statements included herein are expressed in United States dollars, the Company’s reporting currency, and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned Mexican corporation subsidiaries, which are Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”) and Golden Trump Mexico S.A. de C.V (“Golden Trump Mexico”) and of Gold Resource Madencilik Sanayi Ve Ticaret Limited Sirketi, its wholly owned Turkish subsidiary corporation.  Significant intercompany accounts and transactions have been eliminated.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost.

Fair Value of Financial Instruments: Fair value accounting under ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Gold and Silver Bullion: From time to time, the Company may purchase gold and silver bullion on the open market in order to diversify its treasury and provide for an alternative form of payment for dividends. Pursuant to the fair value hierarchy established in ASC 820, the fair value of the Company’s gold and silver bullion is established based on quoted prices in active markets; specifically, the fair value is based on the daily London P.M. fix as of  the balance sheet date.

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

Ore Stockpile Inventories

 Ore stockpile inventories represent mineralized materials that have been mined and are available for further processing. Ore stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to ore stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the ore, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne. The current portion of ore stockpiles is determined based on the expected amounts to be processed within the next 12 months. Ore stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term. As of December 31, 2012, all underground mine ore stockpile inventory was classified as current and all open pit mine ore stockpile inventory was classified as non-current.

Concentrate Inventories

Concentrates inventories include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Inventories consist of copper, lead and zinc metal concentrates, which also contain gold and silver mineralization.

Materials and Supplies Inventories

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

Amounts recorded as IVA taxes payable in the consolidated financial statements represent the net estimated IVA tax liability, since there is a legal right of offset of IVA taxes receivable and payable.

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

Exploration Costs: Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven or probable reserves are considered exploration costs.

Design, Construction and Development Costs: Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven or probable reserves. Under these circumstances, the Company classifies a project as an exploration stage project and expenses substantially all costs, including design, engineering, construction and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. If a project is determined to contain proven or probable reserves, costs incurred in anticipation of production can be capitalized. Such costs include development drilling to further delineate the ore body, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. Interest costs, if any, incurred during the development phase, would be capitalized until the assets are ready for their intended use. The cost of start-up activities and ongoing costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

If a project commences commercial production and the project is determined to contain proven or probable reserves, amortization and depletion of capitalized costs is computed on a unit-of–production basis over the expected reserves of the project based on estimated recoverable gold equivalent ounces.

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

Trucks and autos.............................................................................	4 to 5 years
Office furniture and equipment.................................................	3 to 10 years
Machinery & equipment...................................................................	6 to 8 years
Buildings...............................................................................................	20 to 30 years

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of December 31, 2012, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values or alternative future uses.

Asset Retirement Obligations: The Company’s mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For development and production stage properties that have proven or probable reserves, the costs are added to the capitalized costs of the property and amortized using the units-of-production method.

Treasury Stock: Treasury stock represents shares of the Company’s common stock which has been repurchased on the open market at the prevailing market price at the time of purchase. Treasury stock is shown at cost as a separate component of equity as a deduction from total capital stock.

Revenue Recognition:  Metals products sold to the Company’s metals concentrate buyer, including by-product metals, are recorded as revenue when title and risk of loss transfer to the buyer (generally at the time shipment is delivered at buyer’s port) at estimated quoted metal prices at time of shipment.  Due to the time elapsed between shipment and the final settlement with the buyer, the Company must estimate the prices at which sales of metals will be settled. These estimates are based on various factors, including assay measurements taken at the time of shipment. At the end of each financial reporting period, previously recorded provisional sales are adjusted to estimated settlement metals prices until final settlement with the buyer.

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

Changes in metals prices on the London Bullion Market between shipment and final settlement will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment.  Concentrate sales, which are initially recorded based on estimated quoted metal pricing at the time of shipment, contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal price at the time of the sale. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement.

Changes in the market price of metals significantly affect the Company’s revenues, results of operations and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond the Company’s control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because the Company’s revenue is derived from the sale of gold, silver, copper, lead and zinc metals concentrate, its results of operations are directly related to the prices of these metals.

 Stock-Based Compensation: The Company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which requires the input of subjective assumptions including expected volatility, risk-free interest rates, the expected life of the option dividend yields and expected forfeitures and cancellations. Expected volatility is based on the historical price volatility of the Company’s common stock. Risk-free interest rates are based on U.S. government obligations with a term approximating the expected life of the option. The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. The Company paid dividends beginning in July 2010 and, accordingly, a dividend yield was considered in calculating the grant date fair value of options granted subsequent to that date; however, no dividend yield was considered for options granted prior to July 2010. In addition, we estimate the expected forfeiture rate and only recognize expense for those options expected to vest.

Reclamation and Remediation Costs: Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is expensed as incurred since we do not have proven or probable reserves. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, its reclamation obligations in accordance with ASC guidance for reclamation obligations.

Comprehensive Income (Loss): Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Shareholders’ Equity. Accumulated other comprehensive income (loss) is composed of foreign currency translation adjustment effects.

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

Foreign Currency: These consolidated financial statements are expressed in United States dollars (“US dollars”), which is the functional currency of the Company and the reporting currency of the consolidated financial statements. The functional currency of all of the Company’s subsidiaries is also the US dollar except for Golden Trump Mexico for which the functional currency is the Mexican peso.

Prior to April 2010, the local currency where the Company’s properties are located, the Mexican peso, was the functional currency for the Company’s subsidiaries. In conjunction with the commencement of production and sales in US dollars at the El Aguila project in April 2010, the economic facts and circumstances changed such that the functional currency of one of the Mexican subsidiaries was changed to the US dollar.  This change in functional currency was identified and corrected in the fourth quarter of 2012 and resulted in out-of-period adjustments of $0.8 million to property and equipment, net; ($2.0) million to unrealized (loss)gain on foreign currency exchange and (deficit) accumulated during the exploration stage; and an offsetting amount of $2.8 million to accumulated other comprehensive income(loss) - currency translation adjustment and currency translation gain in other comprehensive income(loss). Management does not believe that the out-of-period adjustments are material to the consolidated financial statements, herein.

Translation of transactions and balances into the functional currency

Transactions in currencies other than an entity’s functional currency (“foreign currencies”) are recognized at the rates of exchange prevailing at the dates of the transactions. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are translated at the rates prevailing at that date. Foreign currency non-monetary items that are measured in terms of historical cost are not retranslated. Exchange differences are recognized in net earnings in the period in which they arise.

Translation to the reporting currency

At the end of each reporting period, the results and financial position of subsidiaries whose functional currency differs from the reporting currency of the consolidated financial statements are translated into US dollars as follows:

•	Assets and liabilities are translated at the rates of exchange at the balance sheet date; and
•

Revenues and expenses are translated at the average exchange rates for the period, or at rates that approximate actual exchange rates, with the exception of certain items, such as depreciation and amortization, which are translated at the historical rate applied to the related asset.

Foreign exchange gains and losses resulting from translation from the functional currency to the reporting currency are recognized in other comprehensive income and are recognized in net earnings upon the substantial disposition, liquidation or closure of the subsidiary that gave rise to such amounts.

 Concentration of Credit Risk: During the years ended December 31, 2012, 2011 and 2010, all of the Company’s revenues and accounts receivable were the result of sales to two subsidiaries of the Trafigura Group Company: Consorcio Minero de Mexico Cormin Mex. S.A. de C.V. (“Consorcio”) and Trafigura Beheer, B.V. (“Beheer”) of Lucerne Switzerland. Sales to Consorcio and Beheer are made under separate contracts with different contract terms. The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangements with Consorcio and Beheer and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business. In the event that the Company’s relationship with Consorcio or Beheer is interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its metals concentrates.  However, any interruption could temporarily disrupt the Company’s sale of its principal products and adversely affect operating results.

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of the Company’s total sales of metals concentrate for the years ended December 31, 2012, 2011 and 2010.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of depositing institutions mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Recently Adopted Accounting Standards:

In May 2011, ASC guidance was issued related to disclosures around fair value accounting. The updated guidance clarifies different components of fair value accounting including the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity and disclosing quantitative information about the unobservable inputs used in fair value measurements that are categorized in Level 3 of the fair value hierarchy. The Company’s January 1, 2012 adoption of the updated guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the ASC guidance was issued related to comprehensive income. Under the updated guidance, an entity will have the option to present the total of comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the update required certain disclosure requirements when reporting other comprehensive income. The update does not change the items reported in other comprehensive income or when an item of other comprehensive income must be reclassified to income. The Company adopted the new guidance and its deferral and opted to present the total of comprehensive income in two separate but consecutive statements effective for its fiscal year beginning January 1, 2011. The early adoption had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards Updates:

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," or "ASU 2013-02" which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

In February 2013, the FASB issued ASU No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance is effective for reporting periods beginning after December 15, 2013 and is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

2. Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents, investments in gold and silver bullion, and accounts receivable (which include provisionally priced sales) as of December 31, 2012 and 2011.  The following tables summarize the Company’s financial instruments required to be measured at fair value on a recurring basis as of December 31, 2012 and 2011.  The carrying values of cash and cash equivalents and accounts receivable approximated their fair values at December 31, 2012 and 2011due to their short maturities.

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Gold and silver bullion (1)	$5,809	$-	$-	$5,809	Gold and silver bullion
Receivables related to unsettled invoices (2)	$6,341	$-	$-	$6,341	Accounts receivable

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Gold and silver bullion (1)	$2,549	$-	$-	$2,549	Gold and silver bullion
Receivables related to unsettled invoices (2)	$6,208	$-	$-	$6,208	Accounts receivable

(1)  The fair value of the Company’s gold and silver bullion is established based on quoted prices in active markets for identical assets or liabilities (Level 1); specifically, the fair value is based on the daily London P.M. fix as of December 31, 2012 and 2011, respectively.

(2)  Certain concentrate sales contracts provide for provisional pricing as specified in such contracts.  These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative.  At the end of each reporting period, the Company records an adjustment to revenue to mark-to-market outstanding provisional invoices.  Because these provisionally priced sales have not yet settled, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.

None of the Company’s financial instruments were classified as Level 2 or Level 3 financial instruments under ASC 820 as of December 31, 2012 or 2011.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statement of Operations.

		Years Ended December 31,
	Type	2012	2011	2010	Statement of Operations Classification
		(in thousands)
Change in fair value of bullion held	Unrealized gain (loss)	$58	$(429)	$-	Other (expense) income
Bullion converted pursuant to dividend program (See Note 3)	Realized gain (loss)	$(64)	$-	$-	Other (expense) income
Receivables related to unsettled invoices Provisionally priced sales (1)	Derivative gain (loss)	$219	$(126)	$359	Sales of metals concentrate, net

(1) These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative.  At the end of each reporting period, the Company records an adjustment to revenue to mark-to-market outstanding provisional invoices.  Because these provisionally priced sales have not yet settled, the mark-to-market adjustment related to these invoices is included in sales of metals concentrate, net as of each reporting date.

3. Gold and Silver Bullion

Beginning in 2011, the Company began to invest a portion of its treasury in physical gold and silver bullion and continues to do so.  During the year ended December 31, 2012, the Company purchased approximately 1,974 ounces of gold and 59,001 ounces of silver at market prices for a total cost of $5.2 million. During the year ended December 31, 2011, we purchased approximately 868 ounces of gold and 41,728 ounces of silver at market prices for a total cost of $3.0 million. The bullion was purchased to diversify the Company’s treasury and is being used in conjunction with a recently adopted program offering shareholders the ability to convert their cash dividend into gold and silver bullion. During the year ended December 31, 2012, approximately 1,068 ounces of gold and 5,234 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $0.1 million in that year.  No gold or silver bullion was distributed under the dividend program during 2011 or 2010.

The Company values its gold and silver bullion based on guidelines established by ASC 820, as described further in Note 2.  The table below shows the balance of the Company’s holdings of bullion as of December 31, 2012 and 2011.

	2012		2011
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,774	95,495	868	41,728
Average cost per ounce	$1,683.08	$33.45	$1,720.93	$35.55
Fair value per ounce	$1,659.83	$30.00	$1,574.50	$28.32
Total cost	$2,986	$3,194	$1,494	$1,484
Total fair value	$2,945	$2,864	$1,367	$1,182

4. Inventories

Inventories at December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(in thousands)
Ore stockpiles - underground mine	$1,466	$1,629
Concentrates	3,305	663
Materials and supplies	2,762	1,951
Inventories- current	7,533	4,243

Ore stockpiles - open pit mine	809	-
Inventories- non-current	809	-
Total inventories	$8,342	$4,243

5. Mineral Properties

The Company has an interest in five properties within the State of Oaxaca, Mexico, the El Aguila Project, the El Rey property, the Las Margaritas property, the Alta Gracia property and the El Chamizo property. The El Aguila and El Aire concessions make up the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property. All properties are located within trucking distance to the El Aguila mill.

The El Aguila Project: Effective October 14, 2002, the Company leased three mining concessions, El Aguila,  El Aire, and La Tehuana, totaling 1,896 hectares. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver dore and 5% for production sold in concentrate form. Subject to minimum exploration requirements, there is no expiration term for the lease. The Company may terminate the lease at any time upon written notice to the lessor and the lessor may terminate the lease if the Company fails to fulfill any of its obligations. The Company subsequently acquired two additional concessions, El Chacal and El Pilon, totaling 1,445 hectares, from the same third party, who is entitled to receive a 2% royalty on future production.

The Company has filed for and received additional concessions for the El Aguila Project that total an additional 17,639 hectares. These additional concessions are not part of the concessions discussed above. The Company’s total interest in the El Aguila Project aggregates 20,980 hectares.

The El Rey Property: The El Rey property consists of concessions in another area in the state of Oaxaca known as El Rey,  El Virrey,  La Reyna and El Marquez. We acquired the El Rey concession from our former consultant and it is subject to a 2% net smelter return royalty payable to him on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government. These concessions total 2,773 hectares.

The El Rey property is an exploration stage property with no known reserves. It is approximately 64 kilometers (40 miles) from the El Aguila Project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be transported by truck and processed at the El Aguila Project mill.

The Las Margaritas Property: The Las Margaritas property is made up of the La Tehuana concession. The Company leased this property in October 2002. It is comprised of approximately 925 hectares located adjacent to the El Aguila property. To date, the Company has conducted limited drilling surface sampling, geologic mapping and continues to define drill targets for future exploration drill programs.

The Solaga Property: In February 2007, the Company leased a 100% interest in a property known as the Solaga property for a primary term of eight years. In early 2013, the Company terminated its interest in this lease.

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

The El Chamizo Property: In June 2011, the Company acquired an additional property between the El Rey property and Alta Gracia property by staking mineral claims consisting of approximately 26,386 hectares (101 square miles) which it refers to as the “El Chamizo” property. With the acquisition of El Chamizo, the Company has extended its land position along what is known as the San Jose structural corridor to 48 kilometers. There has been limited exploration activity at El Chamizo to date.

          As of December 31, 2012, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

6. Property and Equipment

At December 31, 2012 and 2011, property and equipment consisted of the following:

	2012	2011
	(in thousands)
Trucks and autos	$1,631	$1,095
Building	1,737	1,737
Office furniture and equipment	2,275	1,768
Machinery and equipment	11,474	7,245
Subtotal	17,117	11,845
Accumulated depreciation	(3,067)	(1,527)
Total property and equipment, net	$14,050	$10,318

Depreciation expense for years ended December 31, 2012, 2011 and 2010 was $1.5 million, $0.9 million and $0.3 million, respectively. The Company did not have any significant asset disposals in 2012 and 2011.

7.  Income Taxes

The Company files income taxes on an entity basis.  Gold Resource Corporation files as a U.S. Corporation (“U.S. Operations”) and the Company’s subsidiaries file in Mexico and Turkey.

 For financial reporting purposes, net income (loss) before income taxes and extraordinary item include the following components:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
U.S. Operations	$(13,045)	$(11,443)	$(7,187)
Foreign Operations	60,013	59,531	(15,887)
Total income(loss) before income taxes and extraordinary item	$46,968	$48,088	$(23,074)

The Company’s income tax provision consisted of:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current taxes:
Federal	$-	$-	$-
State	-	-	-
Foreign	22,067	17,827	-
Total current taxes	$22,067	$17,827	$-

Deferred taxes:
Federal	$2,913	$(4,005)	$-
State	298	(372)	-
Foreign	(11,981)	(25,487)	-
Total deferred taxes	$(8,770)	$(29,864)	$-

Total income provision	$13,297	$(12,037)	$-

The provision for income taxes for the years ended December 31, 2012, 2011 and 2010, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Tax at statutory rates	$16,031	$15,987	$(8,076)
U.S Operations - state income tax impact	345	(372)	(234)
Mexico Operations - tax rate impact	(2,826)	(2,856)	794
Dividends, net of foreign tax credits	2,050	-	-
Return to provision	1,161	-	-
Change in deferred tax assets	1,400	2,820	-
Change in valuation allowance	(4,644)	(28,574)	7,515
Other	(220)	958	1
Tax provision	$13,297	$(12,037)	$-

Undistributed earnings of the Company’s foreign subsidiaries were approximately $58.7 million at December 31, 2012. These earnings are considered to be indefinitely reinvested, and do not include earnings which are considered distributed.  According, no provision for U.S. federal and state income taxes has been provided for on those earnings.  If the Company were to separate those earnings, in the form of dividends or otherwise, the company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

 The Company files income taxes on an entity basis.  Gold Resource Corporation files a U.S. tax return and the Company’s subsidiaries each file separate tax returns in Mexico and Turkey.

The Company, on an entity-by-entity basis, evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. During 2011, the company determined that deferred tax assets attributable to Gold Resources Corporation and Don David Gold Mexico were “more likely than not” recoverable and recorded a reduction in the valuation allowance of $28.6 million.    During the fourth quarter of 2012, the Company determined that the remaining deferred tax assets of Don David Gold Mexico were “more likely than not” recoverable and recorded a reduction in the valuation allowance of $4.6 million. Management’s assessment was based on the increased Don David Gold Mexico 2012 gross profits and net income,  forcasted contributed future profits and the projected 2013 payment of dividends (which is treated as dividend income for income tax purposes) to the U.S. parent.

Deferred tax assets and liabilities are determined on an entity-by-entity basis based on the differences between the U.S. GAAP financial statement and tax basis of assets and liabilities using the U.S. Mexico and Turkey enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently, or in future years, related to cumulative temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s balance sheet. These items are generally deductible for tax purposes in different periods and in different amounts than the expense recognized for financial reporting purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2012 and 2011 are presented below:

	At December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Tax loss carryforward
U.S. Operations	$1,213	$10,187
Mexico Operations	-	3,595
Property and equipment	17,612	15,589
Stock-based compensation	5,187	4,404
Accrued royalties and other liabilities	848	811
Foreign tax credits	7,691	100
Other	1,129	593
Total deferred tax assets	33,680	35,279
Valuation allowance	-	(4,644)
Deferred tax assets after valuation allowance	$33,680	$30,635

Deferred tax liabilities	$-	$-

Net deferred tax asset	$33,680	$30,635

At December 31, 2012, the Company has U.S. tax loss carry-forwards for U. S. tax purposes approximating $1.2 million, which expire between 2026 and 2029, and foreign tax credits of $7.7 million that expire between 2023 and 2024.

As of December 31, 2012, the Company believes that it has no liability for uncertain tax provisions. If the Company were to determine there were an uncertain tax provisions, the Company would recognize the liability and related interest and penalties within income tax expense.

Currently the Company is not subject to any income tax examinations in any jurisdiction, however to the extent that net operating losses have been utilized in either the current or preceding years such losses may be subject to future income tax examination.

8. Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the estimated reclamation, remediation, and closure costs for its El Aguila Project.   The following table presents the changes in ARO for the years ended December 31, 2012 and 2011.

	2012	2011
	(in thousands)
Asset retirement obligation – opening balance	$2,281	$2,495
Additions and changes in estimates	258	-
Foreign currency exchange gain (loss)	170	(296)
Accretion	81	82
Asset retirement obligation – ending balance	$2,790	$2,281

9. Commitments and Contingencies

Operating leases

The Company leased office space in Denver, Colorado under an agreement that expired in February 2011. Rent expense for 2011 and 2010 was $6,000 and $30,700, respectively. In November 2012, the Company entered into a three year lease agreement to lease office space in Denver, Colorado commencing January 1, 2013.  One of the Company’s subsidiaries also leased office space in Oaxaca City, Oaxaca.  The subsidiary entered into a ten year lease commencing January 1, 2012. Rent expense for 2012 under this lease was $72,000.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012.

Years Ended December 31,
2013	$128,000
2014	130,000
2015	131,000
2016	72,000
2017	72,000
Thereafter	288,000
Total	$821,000

Employment agreements

The Company has entered into certain employment agreements with senior executive employees and key management employees. Under these agreements, the Company paid employee base salary compensation of $2.5 million in 2012 and will have a contractual obligation to pay employee salary compensation of $2.6 million, $2.4 million and $1.2 million in 2013, 2014 and 2015, respectively.

10.  Shareholders’ Equity

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

Commencing July 1, 2000, the Company and US Gold Corporation, a publicly traded Colorado corporation, entered into a management contract whereby US Gold provided general management of the business activities of the Company through December 31, 2001.  Under this management contract, US Gold was issued 2,560,000 shares of common stock of the Company.  The 2,560,000 shares were valued at $392,000 or approximately $0.17 per share.  Through this arrangement, the Company benefited from experienced management without the need to raise cash for the related cost of such management and administration.  The Company was, however, responsible for all additional funding needed.

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

During 2003, the Company sold 577,000 shares at $0.25 per share raising net proceeds of $145,000.  Effective September 30, 2003, US Gold acquired the RMB shares in exchange for US Gold shares, and terminated the obligation of the Company to pay RMB approximately $25,000 in transaction costs, which was added back into paid-in-capital.

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

Effective January 2, 2005, the Company granted common stock awards to its two executive officers and a consultant of an aggregate 1,750,000 shares for services performed during 2004 and 2005.  The shares were valued at $438,000 (or $0.25 per share) which was recorded as stock-based compensation expense of $350,000 in 2004 and $87,000 in 2005.  In this issuance of common stock, William W. Reid received 1,000,000 shares, David C. Reid received 500,000 shares and the consultant received 250,000 shares

During 2005, an individual exercised stock options for 10,000 shares for $2,500.  In June 2005, the Company issued 1,280,000 shares to US Gold Corporation in satisfaction of $320,000 owed for a prior year management contract.

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

Effective January 13, 2008, the Company agreed to issue 10,000 shares of common stock for investor relations consulting services.  The 10,000 shares were valued at $4.25 per share or $42,000.

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

Dividends

The Company declared commercial production July 1, 2010 and, between July 1, 2010 and December 31, 2012, has declared monthly cash dividends totaling $1.37 per share of common stock in thirty dividend payments to shareholders of record. The Company declared dividends of $36.5 million and paid dividends of $35.9 million during the year ended December 31, 2012. During the year ended December 31, 2011, the Company declared dividends of $26.5 million and paid dividends of $25.4 million. The Board of Directors has authorized the Company’s dividends to be charged to paid-in-capital until such time as the Company has retained earnings, at which time any subsequent dividends will be charged to retained earnings. Subsequent to December 31, 2012, the Company declared a regular monthly cash dividend of $0.06 per common share in January and February 2013.

Other Matters

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20 million of its common stock from time to time in market transactions.  There is no pre-determined end date associated with the share repurchase program.  As of December 31, 2012, the Company had repurchased 336,398 shares of common stock for $5.9 million.

11. Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in a decrease to sales of $3.1 million for the year ended December 31, 2012, a decrease to sales of $0.6 million for the year ended December 31, 2011 and an increase to sales of $0.2 million for the year ended December 31, 2010. The net reduction to sales of $3.1 million for 2012 principally resulted from a settlement agreement with the buyer of our concentrates involving a dispute over the concentrate metallurgical content relating to the transportation, handling, control and sampling of those concentrates at the buyer’s warehouse, and the resulting assays that were obtained from those samples. The settlement agreement required the buyer to pay the Company $1.5 million, representing the amount by which provisional invoices for April, May and June 2012 exceeded the tentative settlement value, based on assays taken at the buyer’s warehouse.  The settlement agreement also required the Company to accept the final settlement value, based on assays taken at the buyer’s warehouse, for shipments made in February and March 2012.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in an increase to sales of $0.2 million for the year ended December 31, 2012, a decrease to sales of $0.1 million for the year ended December 31, 2011 and an increase to sales of $0.4 million for the year ended December 31, 2010.

Smelter refining fees, treatment charges and penalties are netted against sales of metals concentrates in the consolidated statement of operations.  Total charges for these items totaled $16.9 million, $11.4 million and $0.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12. Employee Benefits

401(k) Plan

Effective October 2012, the Company adopted a profit sharing plan which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 45% of their qualified wages, subject to a maximum of $17,000 annually or $22,500 for employees over the age of 50. The Company will match 100% of the employee's deferred contribution for contributions representing up to 100% of each participating employee's deferred earnings. Employees vest in the Company's matching contribution immediately.  The Company’s matching contribution expense amounted to $0.1 million and the unfunded matching contribution obligation was $0 million for the year ended December 31, 2012.

13. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors, which determines the terms pursuant to which any option is granted. The maximum amount of common stock subject to grant under the Plan is 10 million shares. As of December 31, 2012, there were 1.9 million shares available for future grant under the Plan.

A summary of activity under the Plan as of December 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2012	5,160,000	$8.51	6.2	$70,116,500
Granted	1,562,000	21.05
Reissued	1,270,000	17.64
Exercised	(100,000)	21.30
Forfeited	(1,872,000)	24.37
Outstanding as of December 31, 2012	6,020,000	$8.55	6.1	$46,698,100

Vested and exercisable as of December 31, 2012	3,840,000	$3.41	4.2	$46,065,400

The weighted-average grant date fair value of options granted during the years ended December 31, 2012, 2011, and 2010 was $11.01, $15.94 and $12.34, respectively. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 as $1.6 million, $5.4 million and $1.1 million, respectively. The Company did not receive any cash proceeds from options exercised during 2012.

The following table summarizes information about stock options outstanding at December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in yrs)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25	1,400,000	1.0	$0.25	1,400,000	$0.25
$3.40 - 3.95	2,000,000	5.7	$3.68	2,000,000	$3.68
$10.10 - $20.51	2,620,000	9.2	$16.69	440,000	$12.29
	6,020,000			3,840,000

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options allocated among production costs and general and administrative expense for the years ended December 31, 2012, 2011 and 2010 was $6.6 million, $6.6 million $2.7, respectively. Below is a table of stock-based compensation expense allocated between production and general and administrative expense for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
	(in thousands)
Production costs	$1,737	$4,336	$587
General and administrative expenses	4,863	2,234	2,107
Total stock-based compensation	$6,600	$6,570	$2,694

In August 2012, the Company offered certain employees the option to cancel their unexercised stock options in exchange for an equal number of new stock options at a lower exercise price, and subject to a new three-year graded vesting period.  As of December 31, 2012, thirteen employees elected to participate in the offer, which resulted in 1.3 million outstanding stock options with an exercise period of 10 years being cancelled at exercise prices ranging from $22.45 to $27.95 per share.  Replacement options of 1.3 million with an exercise period of 10 years were issued on August 14, 2012, at an exercise price of $17.64 per share.  The cancellation and reissuance of these stock options was treated as a modification pursuant to ASC 718 and, accordingly, total stock-based compensation expense related to these awards increased $1.5 million, which will be recognized over the new vesting period.

The estimated unrecognized stock-based compensation expense from unvested options as of December 31, 2012 was approximately $17.1 million, which is expected to be recognized over the remaining vesting periods of up to 3.0 years.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2012	2011	2010
Risk-free interest rate	0.62% - 2.31%	1.97% - 3.37%	2.64% - 3.07%
Dividend yield	2.47% - 3.14%	1.98% - 2.08%	0.56% - 2%
Expected volatility	62.94% - 67.20%	67.47% - 68.62%	71%
Expected life in years	5-10	10	10

14. Other (expense) income

During the years ended December 31, 2012, 2011 and 2010, other (expense) income  consisted of the following:

	2012	2011	2010
	(in thousands)
Currency exchange (loss) gain	$(2,881)	$2,732	$(330)
Unrealized gain (loss) from gold and silver bullion held	58	(429)	-
Realized (loss) from gold and silver bullion converted	(64)	-	-
Interest income	122	102	99
Other income (expense)	29	9	(4)
Total other (expense) income	$(2,736)	$2,414	$(235)

15. Net Income (Loss) Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding for the year.  Diluted earnings per share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common shares during the year,  have been exercised on the later of the beginning of the year or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the year.

	Year Ended December 31,
	2012	2011	2010

Net income (loss) before extraordinary item	33,671	60,125	(23,074)
Extraordinary items	-	(1,756)	-
Net income (loss)	$33,671	$58,369	$(23,074)

Basic weighted average shares of common stock	52,846,163	52,979,481	50,042,471
Dilutive effect of stock options	3,469,722	3,435,173	-
Diluted weighted average common shares outstanding	56,315,885	56,414,654	50,042,471

Basic:
Net income (loss) per basic share before extraordinary item	$0.64	$1.13	$(0.46)
Extraordinary item	-	(0.03)	-
Net income (loss) per basic share	$0.64	$1.10	$(0.46)
Diluted:
Net income (loss) per diluted share before extraordinary item	$0.60	$1.06	$(0.46)
Extraordinary item	-	(0.03)	-
Net income (loss) per diluted share	$0.60	$1.03	$(0.46)

Stock options totaling 0 million and 0.8 million as of December 31, 2012 and 2011, respectively, were excluded from the computation of diluted weighted average shares outstanding. The exercise price of those stock options exceeded the average market price of the Company’s common shares of $22.07 and $24.32 for the years ended December 31, 2012 and 2011, respectively.  Stock options totaling 4.9 million as of December 31, 2010 were excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive.

16. Quarterly Financial Data (Unaudited)

The following represents selected information from our unaudited quarterly Statements of Operations Consolidated for the years ended December 31, 2012 and 2011.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)
Sales of metals concentrate, net	$36,665	$30,700	$36,490	$27,939
Mine gross profit	29,886	17,926	23,773	16,188
Operating income	21,548	8,178	13,564	6,414
Other (expense) income	(1,989)	692	(485)	(954)
Net income before extraordinary item	13,504	4,128	7,297	8,742
Net income	$13,504	$4,128	$7,297	$8,742
Net income per common share:
Basic:
Before extraordinary item	$0.26	$0.08	$0.14	$0.18
Basic:	$0.26	$0.08	$0.14	$0.18
Diluted:
Before extraordinary item	$0.24	$0.07	$0.13	$0.17
Diluted:	$0.24	$0.07	$0.13	$0.17
Weighted average shares outstanding:
Basic	52,898,984	52,909,756	52,848,586	52,728,590
Diluted	56,362,916	56,443,419	56,254,632	55,846,375

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Sales of metals concentrate, net	$11,280	$20,664	$37,781	$35,438
Mine gross profit	7,117	15,364	29,886	28,154
Operating income	2,153	6,724	21,871	14,926
Other (expense) income	(120)	(23)	2,476	81
Net income before extraordinary item	2,033	4,895	15,216	37,981
Extraordinary item	-	(1,756)	-	-
Net income	$2,033	$3,139	$15,216	$37,981
Net income per common share:
Basic:
Before extraordinary item	$0.04	$0.09	$0.29	$0.72
Extraordinary item	-	(0.03)	-	-
Net income	$0.04	$0.06	$0.29	$0.72
Diluted:
Before extraordinary item	$0.04	$0.09	$0.27	$0.68
Extraordinary item	-	(0.03)	-	-
Net income	$0.04	$0.06	$0.27	$0.68
Weighted average shares outstanding:
Basic	52,998,303	52,998,303	52,997,194	52,924,736
Diluted	57,840,414	56,545,865	56,357,096	56,209,896

17. Related Party Transactions

During 2010 the Company employed an individual who served as the general manager of the Company’s Mexico operations on a contract consulting basis. This individual was paid $145,000 for his services as general manager in 2010. After 2010, the Company no longer employed this individual and, accordingly, no longer considers this individual to be a related party. The Company leased, and continues to lease, portions of the El Aguila,  El Rey and Las Margaritas mining concessions from this individual. This individual is also a part owner in an entity from which the Company leased its interest in the Solaga property. See also the discussion regarding these leases in Note 5, “Mineral Properties.”

18. Extraordinary Item - Flood

On April 20, 2011, the El Aquila Project experienced a rain and hail storm that was unusual and infrequent to the area which flooded the La Arista underground mine and damaged roads, buildings and equipment. The Company experienced resultant property damage of approximately $2.5 million, for which it recorded an extraordinary loss of $1.8 million, net of a $0.8 million income tax benefit, for year ended December 31, 2011. The Company has filed an insurance claim to recover damages and losses resulting from business interruption. It is unknown how much, if anything, the Company will recover.

19. Legal Proceedings

On October 25, 2012, a purported securities class action lawsuit captioned Scott Cantor, on Behalf of Himself and All Others Similarly Situated v. Gold Resource Corporation et al., was filed in the U.S. District Court for the District of Colorado and on November 13, 2012, a similar case captioned Robert Rhodes, on Behalf of Himself and All Others Similarly Situated v. Gold Resource Corporation et al., was filed in the same court. The cases were subsequently consolidated into In re Gold Resource Corp. Securities Litigation, No.1:12-cv-02832.  This federal court action names the company and certain of its executive officers individually as defendants and alleges, among other things, that we and those officers violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with statements relating to our annual production targets and mine operations. The plaintiffs seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incur in the lawsuit. We believe the allegations are without merit and that we have valid defenses to such allegations. We intend to defend this action vigorously.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for Gold Resource Corporation’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs.  Pursuant to our articles of incorporation, we are obligated to indemnify our officers and directors with respect to this litigation and our company will bear the cost associated with defense of these claims.  We are investigating the claims alleged in the derivative lawsuit and will respond appropriately.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our accountants during the last two fiscal years, and we have not had any disagreements with our existing accountants during that time.

ITEM  9A.      CONTROLS AND PROCEDURES

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2012 that our disclosure controls and procedures were effective.

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

ITEM  9B.      OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information contained in our Proxy Statement for the 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) to be filed within 120 days after the end of our fiscal year ended December 31, 2012.

The Company has a code of ethics that applies to all of its employees, officers and directors. The code of ethics is available on our website at www.goldresourcecorp.com and we will post any amendments to, or waivers, from, the code of ethics on that website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information contained in our 2013 Proxy Statement.

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

10.5

Amended and Restated Executive Employment Agreement between the Company and Jason D. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.12, File No. 333-170101).

10.6	Executive Employment Agreement between the Company and Bradley J. Blacketor (incorporated by reference from our current report on Form 8-K filed on March 19, 2012, Exhibit 10.1, File No. 001-34857).

10.7	Executive Employment Agreement between the Company and Barry Devlin (incorporated by reference from our current report on Form 8-K filed on November 13, 2012, Exhibit 10.1, File No. 001-34857).

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

10.10

Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 5, 2009 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.1, File No. 001-34857).

10.11

Purchase Contract 203-10-27070-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 3, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.2, File No. 001-34857).

10.12

Purchase Contract 103-11CMX-019-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective March 28, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.3, File No. 001-34857).

10.13

Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.4, File No. 001-34857).

10.14

Purchase Contract 203-11CMX-020-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective March 28, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.5, File No. 001-34857).

10.15

Purchase Contract 203-11CMX-008-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.6, File No. 001-34857).

10.16

Purchase Contract 303-11CMX-028-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective May 27, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.7, File No. 001-34857).

10.17

Purchase Contract 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.8, File No. 001-34857).

10.18

Amendment to Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 1, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.9, File No. 001-34857).

10.19

Amendment to Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011(incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.10, File No. 001-34857).

10.20.

Amendment to Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.11, File No. 001-34857).

10.21

Amendment to Purchase Contract Amendment 203-11CMX-020-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.12, File No. 001-34857).

10.22

Amendment to Purchase Contract Amendment 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.13, File No. 001-34857).

10.23

Purchase Contract Assignment 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective November 10, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.14, File No. 001-34857).

10.24

Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 21, 2002 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.15, File No. 001-34857).

10.25

Amendment to Mining Exploration and Exploitation Agreement dated between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 22, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.16, File No. 001-34857).

10.26

Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.17, File No. 001-34857).

10.27*	Contract Services Agreement between the Company and Richard Irvine dated February 16, 2012.

10.28*	Office Lease between Don David Gold Mexico, S.A. de C.V. and Immobilaria & Construcciones Stipa S.A. de C.V. effective January 1, 2012.

10.29*	Office Lease between the Company and Lincoln ASB Colorado Center LLC effective November 1, 2012.

10.30*

Amendment to Purchase Contracts 103-11CMX-019-0-P, 203-11CMX-020-1-P, and 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective January 1, 2013.

21*	Subsidiaries of the Company.

23.1*	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.

101**

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2012 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*    filed herewith

**  furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section and not incorporated by reference into Registration Statements or other documents filed with the Securities and Exchange Commission except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: March 18, 2013	/s/ William W. Reid
By: William W. Reid, Chairman of the Board and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Or F

/s/ William W. Reid	Chairman of the Board and Chief Executive Officer	March 18, 2013
William W. Reid

/s/ Jason D. Reid	President and Director	March 18, 2013
Jason D. Reid

/s/ Bradley J. Blacketor	Chief Financial Officer	March 18, 2013
Bradley J. Blacketor

/s/ Isac Burstein	Director	March 18, 2013
Isac Burstein

/s/ Bill M. Conrad	Director	March 18, 2013
Bill M. Conrad

/s/ Tor Falck	Director	March 18, 2013
Tor Falck

/s/ Gary C. Huber	Director	March 18, 2013
Gary C. Huber

EXHIBIT INDEX

Item No.	Description

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

10.5

Amended and Restated Executive Employment Agreement between the Company and Jason D. Reid (incorporated by reference from our registration statement on Form S-1 filed on October 22, 2010, Exhibit 10.12, File No. 333-170101).

10.6	Executive Employment Agreement between the Company and Bradley J. Blacketor (incorporated by reference from our current report on Form 8-K filed on March 19, 2012, Exhibit 10.1, File No. 001-34857).

10.7	Executive Employment Agreement between the Company and Barry Devlin (incorporated by reference from our current report on Form 8-K filed on November 13, 2012, Exhibit 10.1, File No. 001-34857).

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

10.10

Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 5, 2009 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.1, File No. 001-34857).

10.11

Purchase Contract 203-10-27070-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 3, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.2, File No. 001-34857).

10.12

Purchase Contract 103-11CMX-019-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective March 28, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.3, File No. 001-34857).

10.13

Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.4, File No. 001-34857).

10.14

Purchase Contract 203-11CMX-020-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective March 28, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.5, File No. 001-34857).

10.15

Purchase Contract 203-11CMX-008-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.6, File No. 001-34857).

10.16

Purchase Contract 303-11CMX-028-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective May 27, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.7, File No. 001-34857).

10.17

Purchase Contract 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective April 1, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.8, File No. 001-34857).

10.18

Amendment to Purchase Contract 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective October 1, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.9, File No. 001-34857).

10.19

Amendment to Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011(incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.10, File No. 001-34857).

10.20.

Amendment to Purchase Contract 103-11CMX-019-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.11, File No. 001-34857).

10.21

Amendment to Purchase Contract Amendment 203-11CMX-020-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.12, File No. 001-34857).

10.22

Amendment to Purchase Contract Amendment 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective July 1, 2011 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.13, File No. 001-34857).

10.23

Purchase Contract Assignment 203-09CMX-25739-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective November 10, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.14, File No. 001-34857).

10.24

Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 21, 2002 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.15, File No. 001-34857).

10.25

Amendment to Mining Exploration and Exploitation Agreement dated between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 22, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.16, File No. 001-34857).

10.26

Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.17, File No. 001-34857).

10.27*	Contract Services Agreement between the Company and Richard Irvine dated February 16, 2012.

10.28*	Office Lease between Don David Gold Mexico, S.A. de C.V. and Immobilaria & Construcciones Stipa S.A. de C.V. effective January 1, 2012.

10.29*	Office Lease between the Company and Lincoln ASB Colorado Center LLC effective November 1, 2012.

10.30*

Amendment to Purchase Contracts 103-11CMX-019-0-P, 203-11CMX-020-1-P, and 303-11CMX-028-1-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective January 1, 2013.

21*	Subsidiaries of the Company.

23.1*	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.

101**

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2012 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*    filed herewith

**  furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section and not incorporated by reference into Registration Statements or other documents filed with the Securities and Exchange Commission except as otherwise expressly stated in such filing.