Form 10-Q
period 2013-03-31
GOLD RESOURCE CORP
filed 2013-05-08
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,279,369 shares of common stock outstanding as of May 7, 2013.

GOLD RESOURCE CORPORATION

FORM 10-Q

Index

8

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at March 31, 2013 (unaudited) and December 31, 2012	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and for the period from Inception (August 24,1998) to March 31, 2013 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the period from Inception (August 24, 1998) to March 31, 2013 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4	Controls and Procedures	20

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21
SIGNATURES		22

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,026	$35,780
Gold and silver bullion	5,452	5,809
Accounts receivable	11,570	6,349
Inventories	6,538	7,533
Income tax receivable	1,024	419
Deferred tax assets	2,121	2,121
Prepaid expenses and other assets	3,047	973
Total current assets	58,778	58,984
Land and mineral rights	227	227
Property and equipment - net	17,079	14,050
Inventories	797	809
Deferred tax assets	31,559	31,559
Total assets	$108,440	$105,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,077	$3,013
Accrued expenses	5,721	4,178
IVA taxes payable	1,389	2,673
Income taxes payable	857	-
Dividends payable	3,161	3,161
Total current liabilities	16,205	13,025
Asset retirement obligation	2,970	2,790
Total liabilities	19,175	15,815
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
53,015,767 shares issued and outstanding	53	53
Additional paid-in capital	96,240	102,674
(Deficit) accumulated during the exploration stage	-	(5,851)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive - currency translation adjustment	(1,144)	(1,178)
Total shareholders' equity	89,265	89,814
Total liabilities and shareholders' equity	$108,440	$105,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three months ended March 31, 2013 and 2012
and for the period from Inception (August 24, 1998) to March 31, 2013
(U.S. dollars in thousands, except shares and per share amounts)
(Unaudited)
			Inception
			(August 24, 1998)
			to March 31,
	2013	2012	2013

Sales of metals concentrate, net	$42,311	$36,665	$294,021
Mine cost of sales:
Production costs	16,867	8,521	89,903
Depreciation and amortization	536	232	2,541
Accretion	29	20	260
Total mine cost of sales	17,432	8,773	92,704
Mine gross profit	24,879	27,892	201,317
Costs and expenses:
General and administrative expenses	4,385	2,633	49,253
Exploration expenses	3,299	1,353	45,411
Construction and development	4,848	2,358	96,319
Production start-up expense, net	-	-	209
Management contract expense	-	-	752
Total costs and expenses	12,532	6,344	191,944
Operating income	12,347	21,548	9,373
Other (expense) income	(36)	(1,989)	103
Income before income taxes	12,311	19,559	9,476
Provision for income taxes	4,924	6,055	6,184
Net income before extraordinary item	7,387	13,504	3,292
Extraordinary items:
Flood loss, net of income tax benefit of $750	-	-	(1,756)
Net income	$7,387	$13,504	$1,536
Other comprehensive income:
Currency translation gain (loss)	34	1,464	(1,144)
Comprehensive income	$7,421	$14,968	$392
Net income per common share:
Basic:	$0.14	$0.26
Diluted:	$0.13	$0.24

Weighted average shares outstanding:
Basic	52,679,369	52,898,984
Diluted	55,586,031	56,362,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2013 and 2012
and for the period from Inception (August 24, 1998) to March 31, 2013
(U.S. dollars in thousands)
(Unaudited)
			Inception
			(August 24, 1998)
			to March 31,
	2013	2012	2013

Cash flows from operating activities:
Net income	$7,387	$13,504	$1,536
Adjustments to reconcile net income to net cash
from/(used in) operating activities:
Depreciation and amortization	653	296	3,664
Accretion	29	20	260
Asset retirement obligation	-	-	2,565
Stock-based compensation	1,512	2,056	24,163
Management fee paid in stock	-	-	392
Related party payable paid in stock	-	-	320
Unrealized foreign currency exchange (gain) loss	(119)	1,983	(1,021)
Unrealized loss (gain) from gold and silver bullion held	178	(198)	549
Deferred tax assets	-	-	(36,259)
Other	-	-	31
Changes in operating assets and liabilities:
Accounts receivable	(4,887)	842	(11,827)
Inventories	942	(2,769)	(7,713)
Prepaid expenses and other assets	(1,908)	129	(3,023)
Accounts payable	1,910	(3,160)	4,564
Accrued expenses	1,469	3,134	4,388
IVA taxes payable/receivable	(1,216)	1,184	3,506
Income taxes payable/receivable	263	(12,656)	1,740
Total adjustments	(1,174)	(9,139)	(13,701)
Net cash provided by (used in) operating activities	6,213	4,365	(12,165)
Cash flows from investing activities:
Capital expenditures	(3,682)	(1,609)	(21,179)
Purchases of gold and silver bullion	(485)	(2,879)	(8,562)
Proceeds from conversion of gold and silver bullion	664	-	2,561
Net cash used in investing activities	(3,503)	(4,488)	(27,180)
Cash flows from financing activities:
Proceeds from sales of common stock	-	-	150,633
Proceeds from exercise of stock options	-	-	428
Proceeds from debentures - founders	-	-	50
Dividends paid	(9,482)	(7,935)	(78,592)
Treasury stock purchases	-	-	(5,885)
Proceeds from exploration funding agreement	-	-	500
Net cash (used in) provided by financing activities	(9,482)	(7,935)	67,134
Effect of exchange rates on cash and equivalents	18	102	1,237
Net (decrease) increase in cash and cash equivalents	(6,754)	(7,956)	29,026
Cash and equivalents at beginning of period	35,780	51,960	-
Cash and equivalents at end of period	$29,026	$44,004	$29,026

Supplemental Cash Flow Information
Income taxes paid	$3,496	$17,305	$36,516
Non-cash investing and financing activities:
Conversion of funding into
common stock	$-	$-	$500
Conversion of founders debentures into
common stock	$-	$-	$50
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc at its El Aguila Project in the southern state of Oaxaca, Mexico. The El Aguila Project includes the El Aguila open pit mine, which ceased operations in February 2011, and the La Arista underground mine, which is currently in operations. The Company is also performing exploration and evaluation work on its portfolio of base and precious metal exploration properties in Mexico and is evaluating other properties for possible acquisition in Turkey and elsewhere.

Basis of Presentation

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and conform to United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the Securities and Exchange Commission (“SEC’) regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiaries, which are Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”) and Golden Trump Mexico S.A. de C.V (“Golden Trump Mexico”) and the Company’s wholly owned Turkish subsidiary, Gold Resource Madencilik Sanayi Ve Ticaret Limited Sirketi.  Significant intercompany accounts and transactions have been eliminated.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2012.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2012. However, the results of operations for the interim period ended March 31, 2013 may not be indicative of results of operations to be expected for the full fiscal year.

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

Exploration Stage Company: Despite the fact that the Company commenced production in 2010, it is still considered an exploration stage company under the criteria set forth by the SEC since it has not yet demonstrated the existence of proven or probable reserves, as defined by the SEC, at its El Aguila Project in Oaxaca, Mexico or any of its other properties. As a result, and in accordance with U.S. GAAP for exploration stage companies, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and mine development expenditures, have been expensed as incurred, and will continue to be expensed as incurred until such time as mineralized material is classified as proven or probable reserves. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. The Company expects to remain an exploration stage company for the foreseeable future, even though it has reached commercial production. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines.

2.  Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents, investments in gold and silver bullion, and accounts receivable (which include provisionally priced sales) as of March 31, 2013 and December 31, 2012. The following tables summarize the Company’s financial instruments required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. The carrying values of cash and cash equivalents and accounts receivable approximated their fair values at March 31, 2013 and December 31, 2012 due to their short maturities.

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Gold and silver bullion (1)	$5,452	$-	$-	$5,452	Gold and silver bullion
Receivables related to unsettled invoices (2)	$-	$11,570	$-	$11,570	Accounts receivable

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Gold and silver bullion (1)	$5,809	$-	$-	$5,809	Gold and silver bullion
Receivables related to unsettled invoices (2)	$-	$6,349	$-	$6,349	Accounts receivable

(1) The fair value of the Company’s gold and silver bullion is established based on quoted prices in active markets for identical assets or liabilities (Level 1); specifically, the fair value is based on the daily London P.M. fix as of March 31, 2013 and December 31, 2012, respectively.

(2) Certain concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to mark-to-market outstanding provisional invoices. Because these provisionally priced sales have not yet settled, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. The receivable is the sales contract with no quoted market price, whereas the underlying metal values (inputs) are directly observable for the full amount of the receivable (Level2).

None of the Company’s financial instruments were classified as Level 3 financial instruments under ASC 820 as of March 31, 2013 or December 31, 2012.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statement of Operations.

		March 31,	March 31,
	Type	2013	2012	Statement of Operations Classification
		(in thousands)
Change in fair value of bullion held	Unrealized gain (loss)	$(178)	$198	Other (expense) income
Bullion converted pursuant to dividend program (See Note 3)	Realized (loss)	$(39)	$-	Other (expense) income
Receivables related to unsettled invoices on provisionally priced sales (1)	Derivative (loss)	$(2,254)	$-	Sales of metals concentrate, net

(1) These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to mark-to-market outstanding provisional invoices. Because these provisionally priced sales have not yet settled, the mark-to-market adjustment related to these invoices is included in sales of metals concentrate, net as of each reporting date.

3. Gold and Silver Bullion

Beginning in 2011, the Company began to invest a portion of its treasury in physical gold and silver bullion and continues to do so. During the three months ended March 31, 2013, the Company purchased approximately 302 ounces of gold at market prices for a total cost of $0.5 million. There were no purchases of silver during the three months ended March 31, 2013.  During the three months ended March 31, 2012, the Company purchased approximately 804 ounces of gold and 45,913 ounces of silver at market prices for a total cost of $2.9 million. The bullion was purchased to diversify the Company’s treasury and is being used in conjunction with a recently adopted program offering shareholders the ability to convert their cash dividend into gold and silver bullion. During the three months ended March 31, 2013, approximately 348 ounces of gold and 1,578 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $39,000 in that period. During the three months ended March 31, 2012 there were no gold or silver ounces converted into gold and silver bullion and therefore no distributions were made under the dividend program.

The Company values its gold and silver bullion based on guidelines established by ASC 820, as described further in Note 2. The table below shows the balance of the Company’s holdings of bullion as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,728	93,917	1,774	95,495
Average cost per ounce	$1,663.05	$33.29	$1,683.08	$33.45
Fair value per ounce	$1,598.25	$28.64	$1,659.83	$30.00
Total cost	$2,874	$3,126	$2,986	$3,194
Total fair value	$2,762	$2,690	$2,945	$2,864

As of May 7, 2013, the total fair value of gold and silver bullion held as of March 31, 2013 was $2.5 million and $2.2 million, respectively.

4.    Inventories

Inventories at March  31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Ore stockpiles - underground mine	$1,122	$1,466
Concentrates	1,930	3,305
Materials and supplies	3,486	2,762
Inventories- current	6,538	7,533

Ore stockpiles - open pit mine	797	809
Inventories- non-current	797	809
Total inventories	$7,335	$8,342

5.    Property and Equipment

At March 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Trucks and autos	$1,842	$1,631
Building	1,737	1,737
Office furniture and equipment	2,367	2,275
Machinery and equipment	14,853	11,474
Subtotal	20,799	17,117
Accumulated depreciation	(3,720)	(3,067)
Total property and equipment, net	$17,079	$14,050

Depreciation expense for the three months ended March 31, 2013 and 2012 was $0.7 million and $0.3 million, respectively. The Company did not have any significant asset disposals during the three months ended March 31, 2013.

6.    Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the estimated reclamation, remediation, and closure costs for its El Aguila Project.   The following table presents the changes in ARO for March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
	(in thousands)
Asset retirement obligation – opening balance	$2,790	$2,281
Additions and changes in estimates	-	258
Foreign currency exchange gain (loss)	151	170
Accretion	29	81
Asset retirement obligation – ending balance	$2,970	$2,790

7.   Shareholders’ Equity

The Company declared and paid dividends of $9.5 million and $7.9 million during the three months ended March  31, 2013 and 2012 respectively. The Board of Directors has authorized the Company’s dividends to be charged to paid-in-capital until such time as the Company has retained earnings, at which time dividends will be charged to retained earnings to the extent that the Company has retained earnings.  For the three months ended March 31, 2013, $1.5 million of declared dividends were charged to retained earnings and $8.0 million was charged to paid-in capital.

8.    Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in an increase of $0.5 million to sales during the three months ended March  31, 2013 and a decrease to sales of $2.9 million for the three months ended March  31, 2012.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in a decrease to sales of $2.3 million for the three months ended March  31, 2013 and did not result in any change to sales for the three months ended March  31, 2012.

Smelter refining fees, treatment charges and penalties are netted against sales of metals concentrates in the consolidated statement of operations.  Total charges for these items totaled $4.2 million for the three months ended March  31, 2013 and $4.6 million for the three months ended March  31, 2012.

9. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”).  A summary of activity under the Plan as of March 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	6,020,000	$8.55	6.1	$46,698,100
Granted	460,000	13.98
Forfeited	(150,000)	17.64
Outstanding as of March 31, 2013	6,330,000	$8.72	6.1	$37,286,300

Vested and exercisable as of March 31, 2013	3,960,000	$3.70	4.1	$37,116,800

The fair value of options granted during the three months ended March 31, 2013 was $2.7 million. The options vest over a three year period and have an exercise term of 10 years. The total fair value of shares vested during the three months ended March 31, 2013 was $0.7 million.

The following table summarizes information about stock options outstanding at March 31, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in yrs)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25	1,400,000	0.8	$0.25	1,400,000	$0.25
$3.40 - 3.95	2,000,000	5.5	$3.68	2,000,000	$3.68
$10.10 - $20.51	2,930,000	9.0	$16.22	560,000	$12.43
	6,330,000	6.1	$8.72	3,960,000	$3.70

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the three months ended March  31, 2013 and 2012 was $1.5 million and $2.1 million, respectively. Stock-based compensation expense has been allocated between production and general and administrative expense for the three months ended March  31, 2013 and 2012 as follows:

	Three months ended March 31,
	2013	2012
	(in thousands)
Production costs	$422	$1,094
General and administrative expenses	1,090	962
Total stock-based compensation	$1,512	$2,056

The estimated unrecognized stock-based compensation expense from unvested options as of March  31, 2013 was approximately $11.4 million, and is expected to be recognized over the remaining vesting periods of up to 3.0 years.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	Three months ended March 31,
	2013	2012
Risk-free interest rate	0.81% - 0.88%	1.87% - 2.31%
Dividend yield	3.25% - 3.40%	2.47% - 2.48%
Expected volatility	63.00% - 63.15%	66.36% - 67.10%
Expected life in years	5	10

10. Other (expense) income

Other (expense) income for the three months ended March 31, 2013 and 2012 consisted of the following:

	Three months ended March 31,
	2013	2012
	(in thousands)
Unrealized foreign currency exchange gain (loss)	$119	$(1,983)
Realized foreign currency exchange gain (loss)	25	(242)
Unrealized gain (loss) from gold and silver bullion held	(178)	198
Realized (loss) from gold and silver bullion converted	(39)	-
Interest income	39	35
Other (expense) income	(2)	3
Total other (expense) income	$(36)	$(1,989)

11.  Income Taxes

The Company recorded an income tax expense of $4.9 million, a 40.0% effective tax rate, for the three months ending March 31, 2013.  During the three months ending March 31, 2012, the Company incurred income tax expense of $6.1 million, a 31.2% effective tax rate.

During the three months ending March 31, 2013, the Company has repatriated $13.2 million in dividends from its Mexican operations, which were not previously subject to US tax, as a partial repatriation of current year earnings. The company has historically asserted permanent reinvestment of all Mexico earnings. The impact of the planned annual dividend for 2013, net of foreign tax credits, is reflected in the estimated annual effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2013, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign deferred tax assets of Gold Resource Corporation and Golden Trump Resources, S.A. de C.V. are more likely than not to be realized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2013, the Company has not identified any uncertain tax positions. The Company files income tax returns in U.S. federal and state jurisdiction, Mexico and Turkey. There are currently no U.S. federal or state, Mexico or Turkey income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service or by state and local tax authorities for tax years ended on or before December 31, 2010 or Mexican tax examinations for tax years ended on or before December 31, 2007, or Turkey tax examinations for tax years ended on or before December 31, 2011. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

12. Net Income per Common Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period.

 The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended March 31,
	2013	2012
	(in thousands, except share data)
Net income	$7,387	$13,504

Basic weighted average shares of common stock	52,679,369	52,898,984
Dilutive effect of stock options	2,906,662	3,463,932
Diluted weighted average common shares outstanding	55,586,031	56,362,916

Net income per basic share	$0.14	$0.26
Net income per diluted share	$0.13	$0.24

Stock options totaling 2.3 million and 0.9 million as of March 31, 2013 and 2012, respectively, were excluded from the computation of diluted weighted average shares outstanding. The exercise price of those stock options exceeded the average market price of the Company’s common shares of $13.61 and $24.93 for the three months ended March 31, 2013 and 2012, respectively.

13.    Legal Proceedings

On October 25, 2012, a purported securities class action lawsuit captioned Scott Cantor, on Behalf of Himself and All Others Similarly Situated v. Gold Resource Corporation et al., was filed in the U.S. District Court for the District of Colorado and on November 13, 2012, a similar case captioned Robert Rhodes, on Behalf of Himself and All Others Similarly Situated v. Gold Resource Corporation et al., was filed in the same court. The cases were subsequently consolidated into In re Gold Resource Corp. Securities Litigation, No.1:12-cv-02832. This federal court action names the Company and certain of its executive officers individually as defendants and alleges, among other things, that we and those officers violated Section 10(b) and Rule 10b-5 of the Securities Exchange Act of 1934 in connection with statements relating to its annual production targets and mine operations. The plaintiffs seek damages, including interest, equitable relief and reimbursement of the costs and expenses they incur in the lawsuit. The Company believes the allegations are without merit and that it has valid defenses to such allegations. The Company intends to defend this action vigorously.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming the Company as a nominal defendant, and naming seven of its current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The plaintiff has agreed to voluntarily stay these proceedings pending resolution of a motion to dismiss in the securities class action lawsuit. The derivative action is still in the initial stages and there has been no discovery. Accordingly, the Company is not in a position to assess the likelihood or estimate the potential range of loss associated with this matter, however, pursuant to the Company’s articles of incorporation, it is obligated to indemnify its officers and directors with respect to this litigation and the Company will bear the cost associated with defense of these claims. The Company is investigating the claims alleged in the derivative lawsuit and will respond appropriately.

14. Subsequent Event

On April 29, 2013, the Company reduced its instituted monthly dividend from $0.06 per share to $0.03 per share.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2013 and compares those results to the three months ended March 31, 2012.  It also analyzes our financial condition at March 31, 2013 and compares it to our financial condition at December 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2012 and 2011 and footnotes contained in our Form 10-K for the year ended December 31, 2012.

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

Overview

Business

We are an exploration stage mining company that pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production at the El Aguila Project in Oaxaca, Mexico. We achieved commercial production in July 2010 at our El Aguila open pit mine with a metal concentrate containing the primary product of gold and a silver by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates that contain our primary metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our El Aguila Project produced a total of 22,330 precious metal gold equivalent ounces for the three months ended March 31, 2013.  During this period we sold 24,972 precious metal gold equivalent ounces at a total cash cost (including royalties) of $515 per precious metal gold equivalent ounce sold. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. (Please see the section titled “Non-GAAP Measures” below for additional information concerning the cash cost per ounce measure.)  For the three months ended March 31, 2013, we recorded revenues of $42.3 million, mine gross profit of $24.9 million and net income of $7.4 million.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and mine development expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet. Certain expenditures, such as expenses for rolling stock or other general purpose equipment may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company has resulted in the classification of our construction and development expenditures as operating expenses rather than capital expenditures, and may cause us to report lower net income than if we had capitalized the expenditures.  In addition, our financial statements do not reflect a corresponding depreciation or amortization expense for our construction and development costs since they are expensed as incurred rather than capitalized.    Although the majority of our mine development and construction expenditures for the El Aguila Project were completed from 2008 through 2010, we expect underground mine development and capital improvements will continue during 2013 and subsequent years.  We expect to remain as an exploration stage company for the foreseeable future even though we have reached commercial production. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine development and construction will continue to be expensed as incurred.

Exploration Activities

El Aguila Project:  Our exploration activities during the first quarter of 2013 at El Aguila continued to focus on development of the La Arista vein system.  Twenty-four diamond drill holes totaling 13,630 meters were completed during the quarter.  Drilling principally targeted locating extensions to the Arista and Baja veins, which are currently in production, and in discovering additional veins.

Other activities at El Aguila during the first quarter of 2013 included surface structural mapping, alteration mapping and geochemical sampling.  An airborne magnetic and radiometric geophysical survey was completed over a large area of the project.  The results from these activities have generated various exploration targets that are marked for future drilling.

Las Margaritas property:  Access roads to the property were completed in early 2013, which allowed us to complete eight diamond drill holes totaling 2,931 meters in the first quarter of 2013 to test various structural and mineralized exploration targets identified in 2012.  Additional exploration drilling at the Las Margaritas property is planned for the second quarter of 2013.

Cerro Colorado and El Fuego properties:  In early 2013, we acquired two gold and silver properties in Oaxaca, Mexico for $0.2 million.  The properties are subject to a 2% net smelter returns royalty on any future production.  The properties are along the same mineralized trend and geologic structural corridor as our other properties in Mexico.  The Cerro Colorado concessions were contiguous to and enlarged the area of our existing El Chamizo property, while the El Fuego concessions remain a separate property. Geologic mapping and surface sampling of these properties is planned for 2013. As a result of these acquisitions, our property portfolio in Oaxaca, Mexico currently consists of six properties.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012:

	Three months ended March 31,
	2013	2012
	(in thousands)
Sales of metals concentrate, net	$42,311	$36,665
Mine cost of sales	17,432	8,773
Mine gross profit	24,879	27,892
Costs and expenses:
General and administrative expenses	4,385	2,633
Exploration expenses	3,299	1,353
Construction and development	4,848	2,358
Total costs and expenses	12,532	6,344
Operating income	12,347	21,548
Other (expense)	(36)	(1,989)
Income before income taxes	12,311	19,559
Provision for income taxes	4,924	6,055
Net income	$7,387	$13,504

Sales of metals concentrate, net

During the three months ended March 31, 2013, sales of concentrates totaled $42.3 million, net of treatment charges, compared to sales of $36.7 million during the same period of 2012, an increase of 15.3%. The increase in first quarter 2013 sales principally resulted from an increase in sales of concentrate held in year-end inventory.  Revenue generated from sale of base metals contained in our concentrates is considered a by-product of our gold and silver production.  (See “Production and Sales Statistics La Arista Underground Mine” table below for additional information regarding our mineral production statistics for the three months ended March 31, 2013 and 2012). Metals prices realized in the first quarter of 2013 were lower when compared to the first quarter of 2012, with average per ounce gold prices decreasing to $1,648 from $1,705 per ounce, a 3.3% decrease, and average per ounce silver prices decreasing to $31 from $33 per ounce, a 6.1% decrease.

Production

For the quarter ended March 31, 2013 mill production totaled 22,330 precious metal gold equivalent ounces compared to 30,255 precious metal gold equivalent ounces for the first quarter of 2012.  See  “Production and Sales Statistics-La Arista Underground Mine” table below for additional information regarding our mineral production statistics.  The decrease in mill production in 2013 was due in part to lower gold and silver grades and recoveries, as compared to 2012.

We continue to focus on mining and development activities at the La Arista underground mine.  Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces. We are currently mining the Arista vein using the long hole open stoping method, and the Baja vein and narrower parallel veins using the cut and fill method.  The cut and fill method is a more efficient method of mining ore from narrower veins, and has resulted in lower ore dilution rates.  An underground water pump station was completed in the first quarter of 2013, and is expected to reduce the impact of water inflows on mining operations. In addition, we lowered the main ventilation raise from level 10 to level 11 during the first quarter 2013.

The El Aguila mill expansion project to increase the nominal mill processing rate from 900 tonnes per day to 1,500 tonnesper day progressed during the first quarter.  Commissioning of the mill expansion is expected to take place in the third quarter of 2013.  Although the mill is expected to have the capacity to process 1,500 tonnes of ore per day, achieving this processing rate is also dependent on our ability to extract ore from the mine at a minimum average rate of 1,500 tonnes per day.  Although we are targeting a mining processing rate for ore of 1,500 tonnes per day there is no assurance that this mining rate can be achieved or sustained over the long-term.

Production and Sales Statistics - La Arista Underground Mine
	Three months ended March 31,	Three months ended March 31,
	2013	2012
Production Summary
Milled:
Tonnes Milled	76,184	75,078
Tonnes Milled per Day	846	825
Grade:
Average Gold Grade (g/t)	3.67	4.27
Average Silver Grade (g/t)	345	483
Average Copper Grade (%)	0.39	0.49
Average Lead Grade (%)	1.10	1.73
Average Zinc Grade (%)	2.79	3.59
Recoveries:
Average Gold Recovery (%)	88	89
Average Silver Recovery (%)	92	94
Average Copper Recovery (%)	84	76
Average Lead Recovery (%)	70	74
Average Zinc Recovery (%)	79	74
Mill production (before payable metal deductions)(1)
Gold (ozs.)	7,898	9,222
Silver (ozs.)	777,671	1,091,304
Copper (tonnes)	248	350
Lead (tonnes)	586	1,206
Zinc (tonnes)	1,676	2,252
Payable metal sold
Gold (ozs.)	8,953	5,924
Silver (ozs.)	863,152	781,422
Copper (tonnes)	305	196
Lead (tonnes)	642	711
Zinc (tonnes)	1,735	1,081
Average metal prices realized
Gold (oz.)	$1,648	$1,705
Silver (oz.)	$31	$33
Copper ( tonne)	$7,996	$8,612
Lead (tonne)	$2,448	$2,142
Zinc ( tonne)	$2,154	$2,136
Precious metal gold equivalent ounces produced (mill production)(1)(3)(4)
Gold Ounces	7,898	9,222
Gold Equivalent Ounces from Silver	14,432	21,033
Total Precious Metal Gold Equivalent Ounces	22,330	30,255
Precious metal gold equivalent ounces sold(2)(3)(4)
Gold Ounces	8,953	5,924
Gold Equivalent Ounces from Silver	16,019	15,061
Total Precious Metal Gold Equivalent Ounces	24,972	20,985
Total Cash Cost per Precious Metal Gold Equivalent Ounce Sold(2)	$515	$311

(1)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. In addition, mill production quantities for the three months ended March 31, 2012 do not reflect any deduction for 583 gold ounces and 45,432 silver ounces, respectively, (approximately 1,400 gold equivalent ounces) resulting from a settlement agreement with the buyer of our concentrates.

(2)	A reconciliation of this Non-GAAP measure to mine cost of sales, the most comparable U.S. GAAP measure, can be found below in “Non-GAAP Measures”.
(3)

Precious metal gold equivalent mill production for the first quarter of 2013 of 22,330 ounces differs from gold equivalent ounces sold for 2013 of 24,972 due principally to buyer (smelter) concentrate processing deductions of approximately 2,255 gold equivalent ounces and a decrease in gold equivalent ounces contained in ending inventory of approximately 4,897 ounces.

(4)

Precious metal gold equivalent mill production for the first quarter of 2012 of 30,255 ounces differs from gold equivalent ounces sold for 2012 of 20,985 due principally to buyer (smelter) concentrate processing deductions of approximately 1,719 gold equivalent ounces, a settlement agreement with the buyer of the Company’s concentrates of approximately 1,400 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 6,151 ounces.

Mine gross profit. For the three months ended March 31, 2013, mine gross profit totaled $24.9 million compared to $27.9 million for the three months ended March 31, 2012.  The decrease in gross profit principally resulted from higher operating costs in the current quarter.  Our costs have increased as we mine deeper ore zones as La Arista, and include increases in personnel, on-site contractors, repairs and maintenance, security, safety costs, fuel, materials and supplies.  These and other cost increases, along with lower production due to mining lower grade ore zones, slightly lower recovery rates and lower realized gold and silver prices in the first quarter of 2013, have contributed to a decrease in our gross profit percentage from 76% for the three months ended March 31, 2012 to 59% for the three months ended March 31, 2013.

Net income. For the three months ended March 31, 2013, net income was $7.4 million, or $0.14 per basic share, as compared to $13.5 million, or $0.26 per basic share, for the comparable period of 2012.  Lower net income for the three months ended March 31, 2013 principally resulted from lower gold equivalent production and an increase in production costs, exploration expenses and construction and development costs.

Costs and expenses. Total costs and expenses during the three months ended March 31, 2013 were $12.5 million compared to $6.3 million during the comparable period of 2012, an increase of $6.2 million, or 98.4%.  The increase in cost and expenses, discussed in more detail below, resulted from increases in general and administrative, exploration and construction and development expenses.

General and administrative expenses.  General and administrative expenses for the three months ended March 31, 2013 were $4.4 million, compared to $2.6 million for the same period of 2012.  General and administrative expenses principally include salaries and benefits, stock-based compensation, professional fees, investor relations and travel.  General and administrative expense for the three months ended March 31, 2013 increased by $1.8 million from the prior period, primarily due to salaries and benefits resulting from new employees, an employee retirement payment and higher legal fees.

Exploration expenses.  Property exploration expenses totaled $3.3 million for the three months ended March 31, 2013, compared to $1.4 million for the same periods of 2012.  The increase principally resulted from a drilling program, an aerial geophysical survey over our entire property trend and other exploration work performed on our Las Margaritas property in the first quarter of 2013.  Exploration costs associated with definition and delineation drilling of the La Arista vein system are reflected in construction and development expenses.

Construction and development expenses.  Construction and development expenses during the three months ended March 31, 2013 was $4.9 million, compared to $2.4 million during the comparable period in 2012.  The increase was primarily due to expenditures on the mill expansion project during the first quarter of 2013. The concrete foundation for the new ball mill was completed, the foundations for the new thickener surge tanks are substantially complete, the new flotation cells have been ordered and the required investment in new mining equipment is ongoing. Construction and development expense also includes drilling definition and delineation of the La Arista vein system.

Other (expense) income. For the three months ended March 31, 2013, we recorded other expense of $36,000 compared to other expense of $2.0 million during the same period of 2012.  The change in other (expense) income resulted primarily from recognizing $0.1 million foreign currency exchange gain during the three months ended March 31, 2013 compared to $2.2 million foreign currency exchange loss in the first quarter of 2012.  The 2012 currency exchange loss principally resulted from translating U.S. dollar cash balances held by our Mexican subsidiaries into the Mexican peso functional currency when the value of the U.S. dollar was decreasing compared to the Mexican peso.

Provision for income taxes.  During the three months ended March 31, 2013, the Company recorded a provision for income taxes of $4.9 million. During the three months ended March 30, 2012, the Company recorded a provision for income taxes of $6.1 million.   The decrease in income taxes during the three months ended March 31, 2013, was principally due to an increase in operating expenses in 2013.

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

Total Cash Cost per Precious Metal Gold Equivalent Ounce Sold

We use total cash cost (including royalties) per precious metal gold equivalent ounce sold, calculated in accordance with the Gold Institute’s Standard, as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance.  Total cash costs are arrived at by taking mine cost of sales, plus treatment and refining charges (which are netted against revenues in the unaudited consolidated statements of operations), less by-product credits earned from sales of metals we consider by-products (copper, lead and zinc), less any noncash items such as depreciation, amortization, accretion and stock-based compensation, and reclamation costs.  Total cash costs are divided by precious metal gold equivalent ounces sold (gold sold, plus gold equivalent ounces of silver sold converted to gold using our realized gold price to silver price ratio) to arrive at total cash cost per precious metal gold equivalent ounce sold. There can be no assurance that our reporting of this Non-GAAP measure is similar to that reported by other mining companies.

We have reconciled total cash cost per precious metal gold equivalent ounce sold to reported U.S. GAAP measures in the table below.  The most comparable financial measures to our total cash cost is mine cost of sales calculated in accordance with U.S. GAAP. Mine cost of sales is obtained from the unaudited consolidated statements of operations.

	Three months ended March 31,
	2013	2012
	(In thousands, except ounces sold and total cash cost per gold equivalent ounce)
Precious metal gold equivalent ounces sold	24,972	20,985
Mine cost of sales	$17,432	$8,773
Treatment and refining charges	4,160	4,622
By-product credits	(7,744)	(5,514)
Depreciation and amortization	(536)	(232)
Accretion	(29)	(20)
Stock-based compensation	(422)	(1,094)
Total cash costs	$12,861	$6,535
Total cash cost per precious metal gold equivalent ounce sold	$515	$311

Cash Flow from Mine Site Operations

Cash flow from mine site operations (“Cash Flow From Mine Site Operations”) is furnished to provide additional information and is a Non-GAAP measure. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.  We believe that certain investors use this measure as a basis to assess mine performance and we use it as a measure of our targeted distributions to shareholders. The following table provides a reconciliation of Cash Flow From Mine Site Operations to mine gross profit as presented in the consolidated statements of operations.

	Three months ended March 31,
	2013	2012
	(In thousands)
Mine gross profit	$24,879	$27,892
Stock-based compensation	422	1,094
Depreciation and amortization	536	232
Accretion	29	20
Cash flow from mine site operations	$25,866	$29,238

Liquidity and Capital Resources

As of March 31, 2013, we had working capital of $42.6 million, consisting of current assets of $58.8 and current liabilities of $16.2 million.  This represents a decrease of $3.4 million from the working capital balance of $46.0 million as of December 31, 2012.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development and construction and to fund our dividends.

Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other expenditures.  Our mine development, construction activities, equipment purchases and operating costs at the La Arista mine are, in the aggregate, expected to be significantly higher in 2013 as compared to 2012 or 2011.  Due to these cost increases, which includes our El Aguila mill expansion project, and as a result of significant decreases in the market price of gold and silver in April 2013, the Board of Directors elected to reduce the company’s monthly dividend of $0.06 per share to $0.03 per share effective April 2013. There is no assurance as to what any future dividend may be.  We believe our mill expansion plans will position the company to achieve higher mining rates and ore processing capacity in 2014 and subsequent years.

The Company’s philosophy remains consistent in regards to targeted calendar year, subject to special situations, cash distributions to our shareholders totaling approximately one-third of Cash Flow From Mine Site Operations (See “Non-GAAP Measures” above). These cash distributions are subject to the laws of the State of Colorado that govern distributions to shareholders.  For the three months ended March 31, 2013, we declared dividends of $9.5 million, representing 36.7% of Cash Flow From Mine Site Operations.

Upon declaration of a dividend, each shareholder has the option to subsequently convert that cash dividend into gold and/or silver bullion in accordance with the terms of our physical dividend program. To the extent we do not hold sufficient gold and silver bullion by the distribution payment date we must purchase gold and/or silver bullion in the market.  We intend to purchase gold and silver bullion in the market at various times throughout the year, and intend to hold quantities of gold and/or silver bullion to enable us to meet, at a minimum, our forecasted physical delivery requirements in the current and following month. During the three months ended March 31, 2013, we purchased approximately 302 ounces of gold and no ounces of silver at market prices for a total cost of $0.5 million. During the three months ended March 31, 2012, we purchased approximately 804 ounces of gold and 45,912 ounces of silver at market prices for a total cost of $2.8 million.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver dore, and a 5% net smelter returns royalty on sales of any concentrate.  We produce copper, lead and zinc concentrates, but no gold and silver dore, at our La Arista underground mine.  Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.   We made royalty payments for the three months ended March 31, 2013 of $2.1 million, and $1.8 million for the three months ended March 31, 2012.  We estimate that between $6 million and $7 million of royalty payments will be made in 2013, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

For the three months ended March 31, 2013, we spent $3.3 million for exploration drilling and other related activities at our El Aguila project and other exploration properties.  Our planned exploration expenditures are discretionary and could be significantly more or less depending on the ongoing results from the exploration programs. Exploration activities to further delineate and define our La Arista deposit are considered mine development costs and classified as development and construction in the unaudited condensed consolidated statement of operations, and are in addition to exploration expenditures mentioned above.

Cash and cash equivalents as of March 31, 2013 decreased to $29.0 million from $35.8 million as of December 31, 2012, a net decrease in cash of $6.8 million. The $6.8 million decrease in cash principally resulted from net cash generated from operating activities of $6.2 million, less capital expenditure of $3.6 million and dividends paid of $9.5 million.

Net cash used in investing activities for the three months ended March 31, 2013 was $3.5 million compared to $4.9 million during the comparable period in 2012.  Cash used in investing activities during the three months ended March 31, 2013 was the result of equipment purchases for our exploration, construction and development activities, and purchases of gold and silver bullion.    Although most of our exploration stage expenditures are recorded as an expense rather than an asset, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture and electronics. The cost of acquiring these capitalized assets is reflected in our investing activities.

Net cash used in financing activities for the three months ended March 31, 2013 was $9.5 million compared to $7.9 million during the same period in 2012, consisting of dividends paid in each respective period.  The Board of Directors increased the monthly dividend to $0.06 per share in April 2012, and reduced the monthly dividend in April 2013 to $0.03 per share.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since December 31, 2012.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•    statements about our future exploration drilling and plans for development of our properties;

•    statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and avoided expenses and expenditures; and

•    statements of our expectations, beliefs, future plans and strategies, our targets, exploration activities, anticipated developments and other matters that are not historical facts.

These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “targets,” “anticipates,” “estimates,” or similar expressions used in this report or incorporated by reference in this report.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•    commodity price fluctuations;

•    the level of demand for our products;

•    our costs;

•    ability and timing of sufficient mine development.

•    unexpected changes in business and economic conditions, including the rate of inflation;

•    changes in interest rates and currency exchange rates;

•    decisions of foreign countries and banks within those countries;

•    violence and crime associated with drug cartel activity in Mexico;

•    natural disasters such as earthquakes or weather-related events;

•    changes in our business strategy, plans and goals;

•    technological changes in the mining industry;

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

•    changes in labor, income tax and other laws and regulations.

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

At March 31, 2013, we had outstanding provisionally priced sales of $44.3 million consisting of 1,409 ounces of gold and 950,643 ounces of silver, 336 tons of copper, 694 tons of lead and 2,104 tons of zinc which had a fair value of approximately $42.3 million, including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.4 million.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013 our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)     There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting other than the control deficiency discussed above.

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

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for Gold Resource Corporation’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The plaintiff has agreed to voluntarily stay these proceedings pending resolution of our motion to dismiss in the securities class action lawsuit. The derivative action is still in the initial stages and there has been no discovery. Accordingly, we are not in a position to assess the likelihood or estimate the potential range of loss associated with this matter, however, pursuant to our articles of incorporation, we are obligated to indemnify our officers and directors with respect to this litigation and our company will bear the cost associated with defense of these claims. We are investigating the claims alleged in the derivative lawsuit and will respond appropriately.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date.  During the three months ended March 31, 2013, we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

ITEM 6: Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William W. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Bradley J. Blacketor.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William W. Reid and Bradley J. Blacketor.*

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2013, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*

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

GOLD RESOURCE CORPORATION

Dated: May 8, 2013		/s/ William W. Reid
	By:	William W. Reid,
Chief Executive Officer

Bradley

GOLD RESOURCE CORPORATION

Dated: May 8, 2013		/s/ Bradley J. Blacketor
	By:	Bradley J. Blacketor
Chief Financial Officer