Form 10-Q
period 2013-06-30
GOLD RESOURCE CORP
filed 2013-08-09
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,279,369 shares of common stock outstanding as of August 7, 2013.

GOLD RESOURCE CORPORATION

FORM 10-Q

Index

8

		Page
Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	3
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and for the period from Inception (August 24,1998) to June 30, 2013 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the period from Inception (August 24, 1998) to June 30, 2013 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4	Controls and Procedures	24

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	24
SIGNATURES		26

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and the exhibits listed therein.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Guide 7”), because we do not have reserves as defined under Guide 7.  Reserves are defined in Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.  Since we have no reserves as defined in Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under relevant accounting principles.

Since we have no reserves, we have and will continue to expense all mine development, mill and other mine facility construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our asset retirement obligations.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

We use certain terms in this report such as “production,” “mining operations,” and “development,” which are terms typically used by companies that have established reserves and have exited the exploration stage under Guide 7.  We use these terms in our report since we believe they are necessary and helpful for the reader to understand our business and operations.  However, we caution you that we do not have reserves and therefore have not exited the exploration stage as defined in Guide 7, and our use of the terminology described above is not intended to indicate that we have established reserves or have exited the exploration stage for purposes of Guide 7.  Furthermore, since we do not have reserves, we cannot provide any indication or assurance as to how long we will likely continue mining activities at our mine site or whether such activities will be profitable.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,414	$35,780
Gold and silver bullion	3,825	5,809
Accounts receivable	2,714	6,349
Inventories	7,116	7,533
Income tax receivable	6,922	419
Deferred tax assets	2,121	2,121
Prepaid expenses and other assets	3,751	973
Total current assets	56,863	58,984
Land and mineral rights	227	227
Property and equipment - net	17,973	14,050
Inventories	797	809
Deferred tax assets	31,559	31,559
Total assets	$107,419	$105,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,070	$3,013
Accrued expenses	5,802	4,178
Capital lease obligations	1,376	-
IVA taxes payable	2,244	2,673
Dividends payable	1,598	3,161
Total current liabilities	16,090	13,025
Capital lease obligations	3,125	-
Asset retirement obligation	2,861	2,790
Total liabilities	22,076	15,815
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
53,615,767 and 53,015,767 shares issued and outstanding, respectively	54	53
Additional paid-in capital	92,362	102,674
(Deficit) accumulated during the exploration stage	-	(5,851)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive (loss) - currency translation adjustment	(1,189)	(1,178)
Total shareholders' equity	85,343	89,814
Total liabilities and shareholders' equity	$107,419	$105,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and six months ended June 30, 2013 and 2012
and for the period from Inception (August 24, 1998) to June 30, 2013
(U.S. dollars in thousands, except shares and per share amounts)
(Unaudited)
					Inception
					(August 24, 1998)
	Three months ended June 30,		Six months ended June 30,		to June 30,
	2013	2012	2013	2012	2013

Sales of metals concentrate, net	$26,660	$30,700	$68,971	$67,364	$320,681
Mine cost of sales:
Production costs	14,931	12,603	30,642	19,545	103,678
Depreciation and amortization	557	152	1,093	384	3,098
Accretion	28	19	57	40	288
Total mine cost of sales	15,516	12,774	31,792	19,969	107,064
Mine gross profit	11,144	17,926	37,179	47,395	213,617
Costs and expenses:
General and administrative expenses	3,457	3,400	7,842	5,989	52,710
Exploration expenses	2,806	2,231	6,105	3,584	48,217
Construction and development	5,649	4,117	11,654	8,098	103,125
Production start-up expense, net	-	-	-	-	209
Management contract expense	-	-	-	-	752
Total costs and expenses	11,912	9,748	25,601	17,671	205,013
Operating (loss) income	(768)	8,178	11,578	29,724	8,604
Other (expense) income	(1,862)	692	(1,898)	(1,297)	(1,759)
(Loss) income before income taxes	(2,630)	8,870	9,680	28,427	6,845
Provision for income taxes (benefit)	(1,257)	4,742	3,667	10,798	4,927
Net (loss) income before extraordinary item	(1,373)	4,128	6,013	17,629	1,918
Extraordinary items:
Flood loss, net of income tax benefit of $750	-	-	-	-	(1,756)
Net (loss) income	$(1,373)	$4,128	$6,013	$17,629	$162
Other comprehensive income:
Currency translation (loss)	(45)	(1,689)	(11)	(225)	(1,189)
Comprehensive (loss) income	$(1,418)	$2,439	$6,002	$17,404	$(1,027)
Net (loss) income per common share:
Basic:	$(0.03)	$0.08	$0.11	$0.33
Diluted:	$(0.03)	$0.07	$0.11	$0.31

Weighted average shares outstanding:
Basic	53,272,776	52,909,756	52,977,712	52,904,370
Diluted	53,272,776	56,443,419	55,434,474	56,400,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2013 and 2012
and for the period from Inception (August 24, 1998) to June 30, 2013
(U.S. dollars in thousands)
(Unaudited)
			Inception
			(August 24, 1998)
	Six months ended June 30,		to June 30,
	2013	2012	2013

Cash flows from operating activities:
Net income	$6,013	$17,629	$162
Adjustments to reconcile net income to net cash
from (used in) operating activities:
Depreciation and amortization	1,188	518	4,199
Accretion	57	40	288
Asset retirement obligation	-	-	2,565
Stock-based compensation	3,690	4,659	26,341
Management fee paid in stock	-	-	392
Related party payable paid in stock	-	-	320
Unrealized foreign currency exchange loss (gain)	217	705	(685)
Impairment loss on gold and silver bullion	1,743	329	2,114
Deferred tax assets	-	-	(36,259)
Other	2	-	33
Changes in operating assets and liabilities:
Accounts receivable	3,086	9,673	(3,854)
Inventories	363	(912)	(8,292)
Prepaid expenses and other assets	(2,483)	(58)	(3,597)
Accounts payable	1,642	(3,655)	4,295
Accrued expenses	1,682	2,973	4,601
IVA taxes payable/receivable	(370)	89	4,352
Income taxes payable/receivable	(6,081)	(16,128)	(4,604)
Net cash provided by (used in) operating activities	10,749	15,862	(7,629)
Cash flows from (used in) investing activities:
Capital expenditures	(5,113)	(2,863)	(22,610)
Purchases of gold and silver bullion	(806)	(4,183)	(8,883)
Proceeds from conversion of gold and silver bullion	1,048	885	2,945
Net cash used in investing activities	(4,871)	(6,161)	(28,548)
Cash flows from (used in) financing activities:
Proceeds from sales of common stock	-	-	150,633
Proceeds from exercise of stock options	150	-	578
Proceeds from debentures - founders	-	-	50
Dividends paid	(15,876)	(16,929)	(84,986)
Treasury stock purchases	-	-	(5,885)
Proceeds from exploration funding agreement	-	-	500
Proceeds from capital leases	4,501	-	4,501
Net cash (used in) provided by financing activities	(11,225)	(16,929)	65,391
Effect of exchange rates on cash and equivalents	(19)	46	1,200
Net (decrease) increase in cash and cash equivalents	(5,366)	(7,182)	30,414
Cash and equivalents at beginning of period	35,780	51,960	-
Cash and equivalents at end of period	$30,414	$44,778	$30,414

Supplemental Cash Flow Information
Income taxes paid	$9,823	$28,392	$42,843
Non-cash investing and financing activities:
Conversion of funding into
common stock	$-	$-	$500
Conversion of founders debentures into
common stock	$-	$-	$50
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc at its El Aguila Project in the southern state of Oaxaca, Mexico. The El Aguila Project includes the El Aguila open pit mine, which ceased operations in February 2011, and the La Arista underground mine, which is currently in operation. The Company is also performing exploration and evaluation work on its portfolio of base and precious metal exploration properties in Mexico and is evaluating other properties for possible acquisition in Turkey and elsewhere.

Basis of Presentation

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and conform to United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the SEC regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiaries, which are Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”) and Golden Trump Mexico S.A. de C.V (“Golden Trump Mexico”) and the Company’s wholly owned Turkish subsidiary, Gold Resource Madencilik Sanayi Ve Ticaret Limited Sirketi.  Significant intercompany accounts and transactions have been eliminated.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2012.  Except as noted below, there have been no material changes to the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10-K.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2012. However, the results of operations for the interim period ended June 30, 2013 may not be indicative of results of operations to be expected for the full fiscal year.

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

Revenue Recognition: Sales of concentrates are recorded net of treatment and refining charges, plus final settlement and mark to market price adjustments.  Treatment and refining charges represent payments or price adjustments that are fixed and applied on a per tonne, pound or ounce basis, and in some cases provide for an increase in charges based on increases in metal prices above a base price. Treatment and refining charges are estimated upon shipment of concentrates based on contractual terms, with adjustments made at final settlement.  Adjustments at final settlement typically do not vary materially from estimates made upon shipment however mark to market price adjustments could vary materially based on the precious metals market.  In addition, because a portion of the metals contained in concentrates are unrecoverable as a result of the smelting process, the Company’s revenues from sales of concentrates are also recorded net of allowances based on the quantity and value of these estimated unrecoverable metals.  These allowances are negotiated with the buyer of the Company’s concentrates.

Production Costs: Production costs include labor and benefits, royalties, concentrate shipping costs, mining subcontractors, fuel and lubricants, legal and professional fees related to mine operations, stock-based compensation attributable to mine employees, materials and supplies, repairs and maintenance, explosives, housing and food, insurance, reagents, travel, medical services, security equipment, office rent, tools and other costs that support our mining operations.

Reclassifications: Certain amounts presented in prior periods have been reclassified to conform with the current period presentation.

Exploration Stage Company: The Company has not yet demonstrated the existence of proven or probable reserves at its El Aguila Project in Oaxaca, Mexico or any of its other properties under the criteria set forth by the SEC and is therefore considered an exploration stage company.  As a result, and in accordance with U.S. GAAP for exploration stage companies, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and mine development expenditures, have been expensed as incurred, and will continue to be expensed as incurred until such time as mineralized material is classified as proven or probable reserves. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. The Company will not exit the exploration stage unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines. See the cautionary Note at the beginning of this report for other information regarding our status as an exploration stage Company.

2.  Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents and accounts receivable (which include provisionally priced sales) as of June 30, 2013 and December 31, 2012. The following tables summarize the Company’s financial instruments required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. The carrying values of cash and cash equivalents and accounts receivable approximated their fair values at June 30, 2013 and December 31, 2012 due to their short maturities.

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$2,714	$-	$2,714	Accounts receivable

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$6,349	$-	$6,349	Accounts receivable

(1) Certain concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to mark-to-market outstanding provisional invoices. Because these provisionally priced sales have not yet settled, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. The receivable is the sales contract with no quoted market price, whereas the underlying metal values (inputs) are directly observable for the full amount of the receivable (Level2).

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2013, respectively, in the following table:

		Three months ended June 30,		Six months ended June 30,
	Type	2013	2012	2013	2012	Statement of Operations Classification
		(in thousands)		(in thousands)
Receivables related to unsettled invoices on provisionally priced sales (1)	Derivative (loss)	$(2,098)	$-	$(4,352)	$-	Sales of metals concentrate, net

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

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program whereby shareholders may exchange their cash dividend for gold and silver bullion.  The Company’s investment in gold and silver bullion is carried at cost and evaluated for impairment at relevant financial reporting dates in accordance with ASC 330-10-45-15 (a).

During the six months ended June 30, 2013, the Company purchased approximately 507 ounces of gold and 1,005 ounces of silver at market prices for a total cost of $0.8 million.    During the six months ended June 30, 2012, the Company purchased approximately 1,372 ounces of gold and 58,011 ounces of silver at market prices for a total cost of $4.2 million. During the six months ended June  30, 2013, approximately 562 ounces of gold and 2,242 ounces of silver were converted into gold and silver bullion and distributed under the Company’s gold and silver bullion dividend exchange program, resulting in a realized loss of $0.1 million in that period. During the six months ended June 30, 2012, approximately 431 ounces of gold and 3,054 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $0.1 million in that period.

The table below shows the balance of the Company’s holdings of bullion as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,717	94,274	1,774	95,495
Carrying value per ounce	$1,192.00	$18.86	$1,659.83	$30.00
Total carrying value	$2,047	$1,778	$2,945	$2,864

The Company recorded impairment write-downs on its gold and silver bullion totaling $1.6 million and $1.7 million for the three and six months ended June 30, 2013, respectively.

4.  Inventories

Inventories at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Ore stockpiles - underground mine	$1,901	$1,466
Concentrates	1,001	3,305
Materials and supplies	4,214	2,762
Inventories - current	7,116	7,533

Ore stockpiles - open pit mine	797	809
Inventories - non-current	797	809
Total inventories	$7,913	$8,342

5.  Property and Equipment

At June 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Trucks and autos	$1,864	$1,631
Building	1,737	1,737
Office furniture and equipment	2,675	2,275
Machinery and equipment	15,951	11,474
Subtotal	22,227	17,117
Accumulated depreciation	(4,254)	(3,067)
Total property and equipment, net	$17,973	$14,050

Depreciation expense for the three months ended June 30, 2013 and 2012 was $0.6 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $1.3 million and $0.5 million, respectively.

In May and June 2013, the Company entered into financing transactions with certain equipment financing companies whereby the Company sold to them mining equipment that was purchased by the Company from February 2013 through June 2013.  The equipment was subsequently leased back to the Company for a three-year period with a bargain purchase option at the end of the lease term, which the Company intends to exercise.  The Company will retain full use and all benefits attributable to the leased equipment.

The leased equipment qualifies as a capital lease and has been recorded at the present value of the future minimum lease payments, including the bargain purchase option and transaction fees, which approximates the net carrying value of the equipment.  The equipment leases bear interest at 4.5% to 5.5% per annum, with monthly principal and interest payments of approximately $0.1 million over the three-year lease term.   The Company has an option to purchase the equipment at the end of the lease term for less than $0.1 million.  The present value of the future minimum lease payments, including the bargain purchase options and up-front transaction fees, totaled $4.8 million, of which $3.1 million is reflected as assets under capital lease and $1.7 is reflected as construction and development expenses.  Depreciation on the leased assets is recorded over their estimated useful lives.

As of June 30, 2013, the Company’s obligations under capital leases are as follows:

June 30,
2013
(in thousands)
2013	$748
2014	1,621
2015	1,578
2016	901
Total payments due	4,848
Less amounts representing interest	(347)
Subtotal	4,501
Less current portion	(1,376)
Non-current portion	$3,125

6.  Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the estimated reclamation, remediation, and closure costs for its El Aguila Project.   The following table presents the changes in ARO for June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
	(in thousands)
Asset retirement obligation – opening balance	$2,790	$2,281
Additions and changes in estimates	-	258
Foreign currency exchange gain	14	170
Accretion	57	81
Asset retirement obligation – ending balance	$2,861	$2,790

7.  Shareholders’ Equity

The Company declared dividends of $14.3 million and $17.5 million and paid dividends $15.9 million and $16.9 million during the six months ended June 30, 2013 and 2012, respectively. The Board of Directors has authorized the Company’s dividends to be charged to paid-in-capital until such time as the Company has retained earnings, at which time dividends will be charged to retained earnings to the extent that the Company has retained earnings.  For the six months ended June 30, 2013, $0.2 million of declared dividends were charged to retained earnings and $14.1 million was charged to paid-in capital. For the six months ended June 30, 2012, all dividends were charged to paid-in capital.

8.    Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in a decrease of $0.7 million and $0.3 million to sales during the three and six months ended June  30, 2013, respectively, and an increase to sales of $0.7 million and decrease to sales of $2.2 million for the three and six months ended June  30, 2012, respectively.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in a decrease to sales of $2.1 million and $4.4 million for the three and six months ended June  30, 2013, respectively, and did not result in any change to sales for the three and six months ended June  30, 2012.

Smelter refining fees, treatment charges and penalties are netted against sales of metals concentrates in the condensed consolidated statement of operations.  Total charges for these items totaled $3.3 million and $7.5 million for the three and six months ended June  30, 2013 and $3.8 million and $8.5 million for the three and six months ended June  30, 2012.

10. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”).  A summary of activity under the Plan for the six months ended June 30, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	6,020,000	$8.55	6.1	$46,698,100
Granted	535,000	13.45
Forfeited	(210,000)	17.64
Exercised	(600,000)	0.25
Outstanding as of June 30, 2013	5,745,000	$9.53	6.4	$16,838,000

Vested and exercisable as of June 30, 2013	3,360,000	$4.32	4.5	$16,838,000

The fair value of options granted during the three and six months ended June 30, 2013 was $0.3 million and $3.0 million, respectively. The options vest over a three year period and have an exercise term of 10 years. The total fair value of stock options vested during the three and six months ended June 30, 2013 was nil and $0.7 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in yrs)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25	800,000	0.5	$0.25	800,000	$0.25
$3.40 - $3.95	2,000,000	5.2	$3.68	2,000,000	$3.68
$10.10 - $20.51	2,945,000	8.8	$16.04	560,000	$12.43
	5,745,000	6.4	$9.53	3,360,000	$4.32

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the three months ended June 30, 2013 and 2012 was $2.2 million and $2.6 million, respectively, and for the six months ended June 30, 2013 and 2012 was $3.7 million and $4.7 million, respectively. Stock-based compensation expense has been allocated between production costs and general and administrative expense for the three and six months ended June 30, 2013 and 2012 as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Production costs	$769	$1,094	$1,191	$2,188
General and administrative expenses	1,409	1,509	2,499	2,471
Total stock-based compensation	$2,178	$2,603	$3,690	$4,659

The estimated unrecognized stock-based compensation expense from unvested options as of June 30, 2013 was approximately $14.7 million, and is expected to be recognized over the remaining vesting periods of up to 3.0 years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Six months ended June 30,
	2013	2012
Risk-free interest rate	0.68% - 0.88%	1.87% - 2.31%
Dividend yield	3.25% - 3.40%	2.47% - 2.48%
Expected volatility	63.00% - 63.21%	66.36% - 67.10%
Expected life in years	5	10

11. Other (expense) income

Other (expense) income for the three and six months ended June 30, 2013 and 2012 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Unrealized foreign currency exchange (loss) gain	$(337)	$1,278	$(217)	$(705)
Realized foreign currency exchange gain (loss)	129	9	154	(233)
Impairment (loss) on gold and silver bullion	(1,565)	(527)	(1,743)	(329)
Realized (loss) from gold and silver bullion converted	(50)	(90)	(89)	(90)
Interest income	26	59	65	62
Other (expense) income	(65)	(37)	(68)	(2)
Total other (expense) income	$(1,862)	$692	$(1,898)	$(1,297)

12.  Income Taxes

The Company recorded an income tax (benefit) expense of $(1.3) million and $3.7 million for the three and six months ending June 30, 2013, respectively.  During the three and six months ending June 30, 2012, the Company recorded income tax expense of $4.7 million and $10.8 million, respectively.

During the three and six months ending June 30, 2013, the Company has received advances of $5.1 million and $18.3 million, respectively, from its Mexican operations. The company has historically asserted permanent reinvestment of all Mexico earnings. The impact of the planned annual dividend for 2013, net of foreign tax credits, is reflected in the estimated annual effective tax rate.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 30, 2013, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign deferred tax assets of Gold Resource Corporation and Golden Trump Resources, S.A. de C.V. are more likely than not to be realized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company has not identified any uncertain tax positions. The Company files income tax returns in U.S. federal and state jurisdictions, Mexico and Turkey. There are currently no U.S. federal or state, Mexico or Turkey income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service or by state and local tax authorities for tax years ended on or before December 31, 2010 or Mexican tax examinations for tax years ended on or before December 31, 2007, or Turkey tax examinations for tax years ended on or before December 31, 2011. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

13. Net Income per Common Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period.

The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except share data)		(in thousands, except share data)
Net (loss) income	$(1,373)	$4,128	$6,013	$17,629

Basic weighted average common shares outstanding	53,272,776	52,909,756	52,977,712	52,904,370
Dilutive effect of stock options	-	3,533,663	2,456,762	3,496,322
Diluted weighted average common shares outstanding	53,272,776	56,443,419	55,434,474	56,400,692

Net (loss) income per basic share	$(0.03)	$0.08	$0.11	$0.33
Net (loss) income per diluted share	$(0.03)	$0.07	$0.11	$0.31

Stock options totaling 2.9 million and 2.8 million for the three and six months ending June 30, 2013, respectively, were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $9.87 and $11.68 during the three and six months ended June 30, 2013, respectively. Stock options totaling 0.8 million for both the three and six months ending June 30, 2012 were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $25.74 and $25.33 during the three and six months ended June 30, 2012, respectively.

14.  Legal Proceedings

A purported securities class action lawsuit filed against the Company on October 25, 2012 and subsequently captioned In re Gold Resource Corp. Securities Litigation, No.1:12-cv-02832 was pending in U.S. District Court for the District of Colorado.   The complaint alleged violations of federal securities laws by the Company and certain of its officers and directors. On July 15, 2013, the federal district court granted the Company’s motion to dismiss the lawsuit with prejudice. The plaintiff filed notice it intends to appeal the District Court’s decision to the United States Court of Appeals for the Tenth Circuit.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming the Company as a nominal defendant, and naming seven of its current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of the motion to dismiss in the securities class action lawsuit. There has been no discovery as the case is in its initial stages and accordingly, the Company is not in a position to assess the likelihood or estimate the potential range of loss associated with this matter, however, pursuant to the Company’s articles of incorporation, it is obligated to indemnify its officers and directors with respect to this litigation and the Company will bear the cost associated with defense of these claims.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2013 and compares those results to the three and six months ended June 30, 2012.  It also analyzes our financial condition at June 30, 2013 and compares it to our financial condition at December 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2012 and 2011 and footnotes contained in our Form 10-K for the year ended December 31, 2012.

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

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the Securities and Exchange Commission Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Guide 7”), because we do not have reserves as defined under Guide 7.  Reserves are defined in Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.  Since we have no reserves as defined in Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under relevant accounting principles.

Since we have no reserves, we have and will continue to expense all mine development, mill and other mine facility construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our asset retirement obligations.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

We use certain terms in this report such as “production,” “mining operations,” and “development,” which are terms typically used by companies that have established reserves and have exited the exploration stage under Guide 7.  We use these terms in our report since we believe they are necessary and helpful for the reader to understand our business and operations.  However, we caution you that we do not have reserves and therefore have not exited the exploration stage as defined in Guide 7, and our use of the terminology described above is not intended to indicate that we have established reserves or have exited the exploration stage for purposes of Guide 7.  Furthermore, since we do not have reserves, we cannot provide any indication or assurance as to how long we will likely continue mining activities at our mine site or whether such activities will be profitable.

Overview

Business

We are an exploration stage mining company, in accordance with applicable guidelines of the SEC, which pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production from mineralized material at the El Aguila Project in Oaxaca, Mexico. The mineralized material from the El Aguila open pit mine was processed into a metal concentrate containing the primary product of gold and silver, as a by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates from mineralized material that contain our primary metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our El Aguila Project produced a total of 20,574 precious metal gold equivalent ounces for the three months ended June 30, 2013.  During this period we sold 19,992 precious metal gold equivalent ounces at a total cash cost (including royalties and as otherwise defined below) of $645 per precious metal gold equivalent ounce sold. The mill at our El Aguila Project produced a total of 42,999 precious metal gold equivalent ounces for the six months ended June 30, 2013.

During this period we sold 44,998 precious metal gold equivalent ounces at a total cash cost of $547 per precious metal gold equivalent ounce sold. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. (Please see the section titled “Non-GAAP Measures” below for additional information concerning the cash cost per ounce measures.)  For the three months ended June 30, 2013, we realized revenue of $26.7 million, mine gross profit of $11.1 million and net (loss) of $1.4 million.  For the six months ended June 30, 2013, we realized revenue of $69.0 million, mine gross profit of $37.2 million and net income of $6.0 million.

Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required under SEC guidelines and U.S. GAAP for companies in the exploration stage, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and mine development expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet. Certain expenditures, such as expenses for rolling stock or other general purpose equipment may, be capitalized, subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company has resulted in the classification of our construction and development expenditures as operating expenses rather than capital expenditures, and may cause us to report lower net income than if we had capitalized the expenditures.  In addition, our financial statements do not reflect a corresponding depreciation or amortization expense for our construction and development costs since they are expensed as incurred rather than capitalized.  Although the majority of our mine development and construction expenditures for the El Aguila Project were completed from 2008 through 2010, we expect underground mine development and capital improvements will continue during 2013 and subsequent years.  We expect to remain as an exploration stage company for the foreseeable future.  We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine development and construction will continue to be expensed as incurred.

Exploration Activities

El Aguila Project:  Our exploration activities during the second quarter of 2013 at El Aguila continued to focus on development of the La Arista vein system.  Thirty-eight diamond drill holes totaling 19,449 meters were completed during the second quarter of 2013, and sixty-two diamond drill holes totaling 33,079 meters have been completed year-to-date.  Drilling principally targeted locating extensions to the Arista and Baja veins and in discovering additional veins.  New mineralized discoveries included the switchback area approximately 500 meters to the northeast of the Arista vein. Other activities at El Aguila during the second quarter of 2013 included surface structural mapping, alteration mapping, geochemical sampling and condemnation drilling for the phase three proposed tailings dam where mineralization was intercepted and is being evaluated. The results from these activities have generated various exploration targets that are marked for future drilling.

Las Margaritas property:  One diamond drill hole was completed in the second quarter of 2013 totaling 414 meters, and five diamond drill holes totaling 3,345 meters have been completed year-to-date.  Additional exploration drilling at the Las Margaritas property is planned to resume later this year.   Structural mapping, alteration mapping and geochemical sampling are ongoing at the property.

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

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Sales of metals concentrate, net	$26,660	$30,700	$68,971	$67,364
Mine cost of sales	15,516	12,774	31,792	19,969
Mine gross profit	11,144	17,926	37,179	47,395
Costs and expenses:
General and administrative expenses	3,457	3,400	7,842	5,989
Exploration expenses	2,806	2,231	6,105	3,584
Construction and development	5,649	4,117	11,654	8,098
Total costs and expenses	11,912	9,748	25,601	17,671
Operating (loss) income	(768)	8,178	11,578	29,724
Other (expense) income	(1,862)	692	(1,898)	(1,297)
(Loss) income before income taxes	(2,630)	8,870	9,680	28,427
Provision for income taxes (benefit)	(1,257)	4,742	3,667	10,798
Net (loss) income	$(1,373)	$4,128	$6,013	$17,629

Sales of metals concentrate, net

During the three and six months ended June 30, 2013, sales of concentrates totaled $26.7 million and $69.0 million respectively, net of treatment charges, compared to sales of $30.7 million and $67.4 million during the same period of 2012, a decrease of 13.0% and an increase of 2.4%, respectively. Although precious metal gold equivalent ounces sold during the second quarter of 2013 increased by 2,558 ounces or 14.7%, the decrease in second quarter 2013 sales principally resulted from falling metal prices.  Precious metal prices realized in the second quarter of 2013 were lower when compared to the second quarter of 2012, with average realized gold prices decreasing to $1,386 from $1,603 per ounce, a 13.5% decrease, and average per ounce silver prices decreasing to $23 from $27 per ounce, a 14.8% decrease. Based on reported precious metal prices for July 2013, we expect this year over year decrease in sales to continue at least through the third quarter of 2013, and longer if prices do not recover.  By-product revenues from copper, lead and zinc also decreased during the second quarter of 2013 due in part to lower average realized prices for copper and zinc.  In addition, fewer tonnes of lead and zinc were sold due to a decrease in the average grade of lead and zinc mined in the second quarter.  Revenue generated from sale of base metals contained in our concentrates is considered a by-product of our gold and silver production.  (See “Production and Sales Statistics - La Arista Underground Mine” table below for additional information regarding our mineral production statistics for the three and six months ended June 30, 2013 and 2012).

Sales for the six months ended June 30, 2013 increased by only $1.6 million, or 2.4%, when compared to the corresponding period in 2012, even though precious metal gold equivalent ounces sold for the six months ended June 30, 2013 increased to 44,998 ounces, or 17.3%, when compared to 38,370 ounces sold in the comparable preceding period.  The increase in sales was due in part to the 2013 sale of excess concentrate inventory that had accumulated at the end of 2012 as well as an increase in the number of tonnes of mineralized material that was processed through the mill.  In addition, although the average grades for all metals mined were lower for the six months ended 2013 as compared to 2012, the principal reason for the low increase in sales was due to lower realized gold and silver prices during the six months ended June 30, 2013 as compared to 2012.  Gold prices realized for the six months ended June 30, 2013 decreased by 8.5% to $1,530 per ounce from $1,672 per ounce for the six months ended June 30, 2012, with average silver prices decreasing by 10% to $27 per ounce for the six months ended June 30, 2013 from $30 per ounce in 2012. Aggregate by-product revenues from copper, lead and zinc for the six months ended June 30, 2013 were comparable to the six months ended June 30, 2012.

Production

For the three months ended June 30, 2013, mill production totaled 20,574 precious metal gold equivalent ounces compared to 14,488 precious metal gold equivalent ounces for the three months ended June 30, 2012.  The increase in mill production for the three months ended June 30, 2013 as compared to 2012 was due in part to higher gold and silver grades mined and a 21% increase in tonnes milled during the quarter ended June 30, 2013. See  “Production and Sales Statistics-La Arista Underground Mine” table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the La Arista underground mine.  Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces. A development drift to access the mineralized zone referred to as Splay 5 was completed at the end of the second quarter.  Mining of mineralized material from this vein is expected to begin in the third quarter of 2013.  We are currently mining the Arista vein using the long hole open stoping method, and the Baja vein and narrower parallel veins using the cut and fill method.  We are also transitioning from manual to mechanized long hole stoping methods at the Arista vein, which we anticipate will result in increased mine production and provide more mineralized material for processing at our mill, in connection with our mill expansion project.

The El Aguila mill expansion project is expected to increase the nominal mill processing rate from 900 tonnes per day to 1,500 tonnes per day.  Commissioning of the mill expansion is expected to take place by the end of year.  Although the mill is expected to have the capacity to process 1,500 tonnes of mineralized material per day, achieving this processing rate is also dependent on our ability to extract mineralized material from the mine at a minimum average rate of 1,500 tonnes per day.  Although we are targeting a mining processing rate for mineralized material of 1,500 tonnes per day, there is no assurance that this mining rate can be achieved or sustained over the long-term.

Production and Sales Statistics - La Arista Underground Mine
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Production Summary
Milled:
Tonnes Milled	72,740	59,928	148,924	135,006
Tonnes Milled per Day	808	659	823	742
Grade:
Average Gold Grade (g/t)	3.83	3.73	3.75	4.03
Average Silver Grade (g/t)	349	274	347	390
Average Copper Grade (%)	0.38	0.38	0.39	0.44
Average Lead Grade (%)	1.12	1.75	1.11	1.74
Average Zinc Grade (%)	2.61	4.01	2.70	3.78
Recoveries:
Average Gold Recovery (%)	90	88	89	89
Average Silver Recovery (%)	92	92	92	93
Average Copper Recovery (%)	72	70	78	74
Average Lead Recovery (%)	70	69	70	72
Average Zinc Recovery (%)	74	78	77	76
Mill production (before payable metal deductions)(1)
Gold (ozs.)	8,015	6,342	15,913	15,564
Silver (ozs.)	747,646	487,053	1,525,317	1,577,534
Copper (tonnes)	202	161	450	442
Lead (tonnes)	573	720	1,159	1,683
Zinc (tonnes)	1,405	1,876	3,081	3,862
Payable metal sold
Gold (ozs.)	7,297	7,292	16,250	13,029
Silver (ozs.)	755,746	606,429	1,618,898	1,383,367
Copper (tonnes)	194	192	499	388
Lead (tonnes)	496	674	1,139	1,385
Zinc (tonnes)	1,180	1,999	2,915	3,075
Average metal prices realized
Gold (oz.)	$1,386	$1,603	$1,530	$1,672
Silver (oz.)	$23	$27	$27	$30
Copper (tonne)	$7,114	$7,688	$7,652	$8,155
Lead (tonne)	$2,127	$1,973	$2,308	$2,060
Zinc (tonne)	$1,848	$1,912	$2,030	$1,992
Precious metal gold equivalent ounces produced (mill production)(1)(3)(4)
Gold Ounces	8,015	6,342	15,913	15,564
Gold Equivalent Ounces from Silver	12,559	8,146	27,086	28,903
Total Precious Metal Gold Equivalent Ounces	20,574	14,488	42,999	44,467
Precious metal gold equivalent ounces sold(2)(3)(4)
Gold Ounces	7,297	7,292	16,250	13,029
Gold Equivalent Ounces from Silver	12,695	10,142	28,748	25,342
Total Precious Metal Gold Equivalent Ounces	19,992	17,434	44,998	38,370
Total Cash Cost per Precious Metal Gold Equivalent Ounce Sold(2)	$645	$497	$547	$352

(1)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. Payable metal deduction quantities are defined in our contracts with the buyer of our concentrates and represent an estimate of metal contained in the concentrates produced at our mill, for which the buyer cannot recover through the smelting process. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates that are shipped, and those contained metal estimates derived from sampling methods and assaying throughout the mill production process.  The Company monitors these differences to insure that precious metal mill production quantities are materially correct. In addition, mill production quantities for the three months and six months ended March 31, 2012 do not reflect any deduction for 583 gold ounces and 45,432 silver ounces, respectively, (approximately 1,400 gold equivalent ounces) resulting from a settlement agreement with the buyer of our concentrates.

(2)	A reconciliation of this Non-GAAP measure to mine cost of sales, the most comparable U.S. GAAP measure, can be found below in “Non-GAAP Measures”.
(3)

Precious metal gold equivalent mill production for the second quarter of 2013 of 20,574 ounces differs from gold equivalent ounces sold for 2013 of 19,992 due principally to buyer (smelter) concentrate processing deductions of approximately 1,775 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 1,193 ounces..

(4)

Precious metal gold equivalent mill production for the six months ended June 30, 2013 of 42,999 ounces differs from gold equivalent ounces sold for 2013 of 44,998 principally due to buyer (smelter) concentrate processing deductions of approximately 4,033 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 6,032 ounces.

Mine gross profit. For the three months ended June 30, 2013, mine gross profit totaled $11.1 million compared to $17.9 million for the three months ended June 30, 2012.  The decrease in gross profit principally results from higher operating costs  and lower realized metal prices in the second quarter of 2013.  Our costs have increased as we mine deeper mineralized zones at La Arista, and include increases in personnel, on-site contractors, repairs and maintenance, security, safety costs, fuel, materials and supplies.  These factors have contributed to a decrease in our gross profit percentage from 58.3% for the three months ended June 30, 2012 to 41.6% for the three months ended June 30, 2013. For the six months ended June 30, 2013, mine gross profit totaled $37.2 million compared to $47.4 million for the six months ended June 30, 2012. Gross profit percentages for the six months ended June 30, 2013 decreased to 53.9% from 70.3% for the six months ended June 30, 2012. The decrease in mine gross profit from the prior period was also primarily due to an increase in operating costs and lower realized metal prices for the six months ended June 30, 2013 as compared to 2012.

Net (loss) income. For the three months ended June 30, 2013, net (loss) income was $(1.4) million, or $(0.03) per basic share, as compared to $4.1 million, or $0.08 per basic share, for the comparable period of 2012.  Lower net income for the three months ended June 30, 2013 principally resulted from lower realized prices on metals sold, and an increase in production costs, exploration and construction and development expenses. For the six months ended June 30, 2013, net income was $6.0 million, or $0.11 per basic share, as compared to $17.6 million, or $0.33 per basic share, for the comparable period of 2012. The decrease in net income results for the six months ended June 30, 2013 of $11.6 million as compared to 2012 was also principally attributable to a decrease in metal prices, and higher production, general and administrative, exploration, and construction and development expenses.

Costs and expenses. Total costs and expenses during the three months ended June 30, 2013 were $11.9 million compared to $9.8 million during the comparable period of 2012, an increase of $2.1 million, or 21.4%, and principally resulted from an increase in construction and development expenses as discussed in more detail below.  Total costs and expenses during the six months ended June 30, 2013 were $25.6 million compared to $17.7 million during the comparable period of 2012, an increase of $7.9 million, or 44.6%.The increase in cost and expenses for the six months ended June 30, 2013, as discussed in more detail below, resulted from increases in exploration, general and administrative, and construction and development expenses.

General and administrative expenses.  General and administrative expenses for the three months ended June 30, 2013 of $3.5 million, were comparable to $3.4 million for the same period of 2012.  General and administrative expenses for the six months ended June 30, 2013 were $7.8 million, compared to $6.0 million for the same period of 2012. The increase in general and administrative expenses of $1.8 million for the six months ended June 30, 2013 principally resulted from an increase in insurance, computer IT support, compensation, investor relations and legal expenses.

Exploration expenses.  Exploration expenses totaled $2.8 million for the three months ended June 30, 2013 as compared to $2.2 million for the corresponding period in 2012.  The $0.6 million increase principally resulted from an increase in drilling activity at the El Aguila project. Exploration expenses totaled $6.1 million for the six months ended June 30, 2013, compared to $3.6 million for the same periods of 2012.  The increase in 2013 principally resulted from an aerial geophysical survey over our Oaxaca property trend, and a drilling program performed on our Las Margaritas property during the first quarter of 2013.  Exploration costs associated with definition and delineation drilling of the La Arista vein system are reflected in construction and development expenses.

Construction and development expenses.  Construction and development expenses during the three months ended June 30, 2013 were $5.7 million, compared to $4.1 million during the comparable period in 2012.  Construction and development expenses during the six months ended June 30, 2013 were $11.7 million, as compared to $8.1 million during the comparable period in 2012. The increase in construction and development expenses for both the three and six months ended June 30,

2013 was principally due to our mill expansion project that commenced in early 2013.   In addition to mine construction expenses, construction and development expense also includes drilling definition and delineation of the La Arista vein system.

Other (expense) income. For the three months ended June 30, 2013, we recorded other expense of $1.9 million compared to other income of $0.7 million during the same period of 2012.  For the six months ended June 30, 2013, we recorded other expense of $1.9 million compared to other expense of $1.3 million during the same period of 2012. The $2.6 million decrease in other expense for the three months ended June 30, 2013 as compared to the comparable period in 2012 principally resulted from a $1.0 million increase in impairment on gold and silver bullion and a $1.6 million increase in unrealized foreign currency losses.  The $0.6 million increase in other expense for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 resulted from an increase in impairment of gold and silver bullion of $1.4 million, which was partially offset by a decrease in foreign currency losses of $0.5 million.

Provision (benefit) for income taxes.  During the three and six months ended June 30, 2013, the Company recorded an income tax (benefit) expense of $(1.3) million and $3.7 million, respectively. During the three and six months ended June 30, 2012, the Company recorded income tax expense of $4.7 million and $10.8 million, respectively.   The decrease in income tax expense during the three and six months ended June 30, 2013 resulted from lower net income before taxes in 2013 as compared to 2012.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except ounces sold and total cash cost per gold equivalent ounce)		(In thousands, except ounces sold and total cash cost per gold equivalent ounce)
Precious metal gold equivalent ounces sold	19,992	17,434	44,998	38,370
Mine cost of sales	$15,516	$12,774	$31,792	$19,969
Treatment and refining charges	3,346	3,871	7,506	8,494
By-product credits	(4,620)	(6,627)	(12,364)	(12,141)
Depreciation and amortization	(557)	(152)	(1,093)	(384)
Accretion	(28)	(19)	(57)	(40)
Reclamation costs	-	(95)	-	(190)
Stock-based compensation	(769)	(1,094)	(1,191)	(2,188)
Total cash costs	$12,888	$8,658	$24,593	$13,520
Total cash cost per precious metal gold equivalent ounce sold	$645	$497	$547	$352

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Mine gross profit	$11,144	$17,926	$37,179	$47,395
Stock-based compensation	769	1,094	1,191	2,188
Depreciation and amortization	557	152	1,093	384
Accretion	28	19	57	40
Cash flow from mine site operations	$12,498	$19,191	$39,520	$50,007

Liquidity and Capital Resources

As of June 30, 2013, we had working capital of $40.7 million, consisting of current assets of $56.8 and current liabilities of $16.1 million.  This represents a decrease of $5.3 million from the working capital balance of $46.0 million as of December 31, 2012.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development and construction, and to fund our dividends.

Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other expenditures.  Our mine development, construction activities, equipment purchases and operating costs at the La Arista mine are, in the aggregate, expected to be significantly higher in 2013 as compared to 2012 or 2011.  Due to these cost increases, which includes our El Aguila mill expansion project, and as a result of significant decreases in the market price of gold and silver in 2013 as compared to 2012, the Board of Directors elected to reduce the company’s monthly dividend of $0.06 per share to $0.03 per share effective April 2013.  There is no assurance as to what any future dividend may be.  We believe our mill expansion plans will position us to achieve higher mineral processing capacity in 2014 and subsequent years.

Our philosophy remains consistent in regards to targeted calendar year, subject to special situations, cash distributions to our shareholders totaling approximately one-third of Cash Flow From Mine Site Operations (See “Non-GAAP Measures” above). These cash distributions are subject to the laws of the State of Colorado that govern distributions to shareholders.  For the six months ended June 30, 2013, we declared dividends of $14.3 million, representing 36.2% of Cash Flow From Mine Site Operations.

Upon declaration of a dividend, each shareholder has the option to subsequently convert that cash dividend into gold and/or silver bullion in accordance with the terms of our physical dividend program. To the extent we do not hold sufficient gold and silver bullion by the distribution payment date we must purchase gold and/or silver bullion in the market.  We intend to purchase gold and silver bullion in the market at various times throughout the year, and intend to hold quantities of gold and/or silver bullion to enable us to meet, at a minimum, our forecasted physical delivery requirements in the current and following month. During the six months ended June 30, 2013, we purchased approximately 507 ounces of gold and 1,005 ounces of silver at market prices for a total cost of $0.8 million. During the six months ended June 30, 2012, we purchased approximately 1,372 ounces of gold and 58,011 ounces of silver at market prices for a total cost of $4.2 million.

In May and June 2013, we entered into financing transactions with equipment financing companies whereby we sold to them certain mining equipment that was purchased by us from February 2013 through June 2013.  We received net proceeds of $4.5 million in connection with the financing.  The equipment was subsequently leased back to us for a three-year period with a bargain purchase option to acquire the equipment at the end of the lease term for $0.1 million, which we intend to exercise.  The equipment leases bear interest at 4.5% to 5.5% per annum, with monthly principal and interest payments of approximately $0.1 million over the three-year lease term.

In connection with the equipment financings, we have received letter agreements from two companies whereby they will finance up to $3.4 million and $8.9 million, respectively, of additional qualified mine and other equipment.   At the present time, we do not know how much, if any, of our anticipated equipment expenditures for the remainder of 2013 may be financed.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver dore, and a 5% net smelter returns royalty on sales of any concentrate.  We produce gold and silver in our copper, lead and zinc concentrates, but no gold and silver dore, at our La Arista underground mine.  Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.   We made royalty payments for the three and six months ended June 30, 2013 of $1.4 million and $3.5 million respectively, and $1.8 million and $3.6 million for the six months ended June 30, 2012.  We estimate that between $6 million and $7 million of royalty will be paid in 2013, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

For the six months ended June 30, 2013, we spent $6.1 million for exploration drilling and other related activities at our El Aguila project and other exploration properties.  Our planned exploration expenditures are discretionary and could be significantly more or less depending on variables including the ongoing results from the exploration programs and market conditions. Exploration activities to further delineate and define our La Arista deposit are considered mine development costs and classified as development and construction in the consolidated statement of operations, and are in addition to exploration expenditures mentioned above.

Cash and cash equivalents as of June 30, 2013 decreased to $30.4 million from $35.8 million as of December 31, 2012, a net decrease in cash of $5.4 million. The $5.4 million decrease in cash principally resulted from net cash generated from operating activities of $10.8 million and proceeds of equipment financing of $4.5 million, less capital expenditure of $5.1 million and dividends paid of $15.9 million.

Net cash used in investing activities for the six months ended June 30, 2013 was $4.9 million compared to $6.2 million during the comparable period in 2012.  Cash used in investing activities during the six months ended June 30, 2013 was the result of mine equipment purchases and purchases of gold and silver bullion.    Although most of our exploration stage expenditures are recorded as an expense rather than an asset, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture and electronics. The cost of acquiring these capitalized assets is reflected in our investing activities.

Net cash used in financing activities for the six months ended June 30, 2013 was $11.2 million compared to $16.9 million during the same period in 2012, consisting of dividends paid of $15.9 million and $16.9 million, respectively.  In addition, we received proceeds from equipment financings of $4.5 million during the six months ended June 30, 2013. The Board of Directors increased the monthly dividend to $0.06 per share in April 2012, and reduced the monthly dividend in April 2013 to $0.03 per share.

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

•    changes in labor, income tax, royalties and other laws and regulations.

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

At June 30, 2013, we had outstanding provisionally priced sales of $73.8 million consisting of 16,488 ounces of gold and 1,621,341 ounces of silver, 509 tons of copper, 1,164 tons of lead and 2,909 tons of zinc which had a fair value of approximately $69.4 million, including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.8 million.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013 our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)     There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting other than the control deficiency discussed above.

PART II – OTHER INFORMATION

ITEM 1:  Legal Proceedings

A purported securities class action lawsuit filed against our company on October 25, 2012 and subsequently captioned In re Gold Resource Corp. Securities Litigation, No.1:12-cv-02832 was pending in U.S. District Court for the District of Colorado.   The complaint alleged violations of federal securities laws by us and certain of its officers and directors. On July 15, 2013, the federal district court granted the Company’s motion to dismiss the lawsuit with prejudice.  The plaintiff filed notice it intends to appeal the District Court’s decision to the United States Court of Appeals for the Tenth Circuit.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for Gold Resource Corporation’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of our motion to dismiss in the securities class action lawsuit. There has been no discovery as the case is in its initial stages and accordingly, we are not in a position to assess the likelihood or estimate the potential range of loss associated with this matter, however, pursuant to our articles of incorporation, we are obligated to indemnify our officers and directors with respect to this litigation and our company will bear the cost associated with defense of these claims.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date.  During the three and six months ended June 30, 2013, we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2013, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*

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

GOLD RESOURCE CORPORATION

Dated: August 8, 2013		/s/ William W. Reid
	By:	William W. Reid,
Chief Executive Officer

Bradley

GOLD RESOURCE CORPORATION

Dated: August 8, 2013		/s/ Bradley J. Blacketor
	By:	Bradley J. Blacketor
Chief Financial Officer