Form 10-K/A
period 2012-12-31
GOLD RESOURCE CORP
filed 2013-11-07
CIK 1160791

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

EXPLANATORY NOTE

Gold Resource Corporation (“we,” “us,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (“SEC”) on March 18, 2013 (the “Original Filing”) to: (i) provide a cautionary note regarding our status as an exploration stage company for accounting purposes as determined by SEC Industry Guide 7; (ii) amend Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide an additional presentation of the Non-GAAP measure of cash cost per gold equivalent ounce sold that demonstrates the impact of by-product revenues on our production costs; (iii) revise certain terminology used by us in Management’s Discussion and Analysis to conform such terminology with that provided in the cautionary note; and (iv) amend Exhibit 23.1 to reflect the date of the auditor’s consent as March 18, 2013, the date of the Original Filing. As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Report.

No attempt has been made in this Amendment to modify or update the disclosures in the Original Filing except as required to reflect the effect of the revisions discussed herein. Except as otherwise noted herein, this Amendment continues to describe conditions as of the date of the Original Filing and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, and such forward-looking statements should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to March 18, 2013.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Guide 7”), because we do not have reserves as defined under Guide 7. Reserves are defined in Guide 7 as that part of a mineral deposit, which can be economically and legally extracted or produced at the time of the reserve determination. The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study. Although we have exited the development stage as defined under ASC 915, Development Stage Entities, since we have no reserves as defined in Guide 7, we have not exited the exploration stage as defined under Guide 7.

Since we have no reserves as defined in Guide 7, we have in the past and will continue to expense all mine, mill and other facility construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year. We also expense our asset retirement obligations. Companies that have reserves and have exited the exploration stage under Guide 7 typically capitalize these costs, and subsequently depreciate or amortize them on a units-of-production basis as reserves are mined, with the resulting depreciation and depletion allocated to inventory, and then to cost of sales as the inventory is sold. Unlike these other companies, our inventory does not include an allocable share of these costs; therefore, our gross profit may be higher than companies that allocate these costs to inventory. As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage under Guide 7.

We use certain terms in this report such as “production,” “mining or processing activities,” and “mine construction.” Production means the estimated quantities of concentrates (tonnage and grade) delivered to stockpiles at our mine or shipped to our customer, which may result in disclosure of contained/payable metals and related metal sales. Mining or processing activities means the process of extracting mineralized material from the earth and treating that material in our mill, yielding concentrate products containing metals. Mine construction means work carried out to access areas in the mine containing mineralized material, which principally includes crosscutting, drifting, ramp construction, ventilation shafts and ancillary activities. We use these terms in our report since we believe they are necessary and helpful for the reader to understand our business and operations. However, we caution you that we do not have reserves and therefore have not exited the exploration stage as defined in Guide 7, and our use of the terminology described above is not intended to indicate that we have established reserves or have exited the exploration stage for purposes of Guide 7. Furthermore, since we do not have reserves, we cannot provide any indication or assurance as to how long we will likely continue mining activities at our mine site or whether such activities will be profitable.

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

Please see our Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms at the beginning of this report for a detailed description of our status as an exploration stage company and for more information regarding our use of certain terminology herein.

Overview

Business

We are an exploration stage mining company in accordance with the applicable guidelines of the SEC which pursues gold and silver projects that are expected to have low operating costs and high returns on capital. We are presently focused on mineral production from mineralized material at the El Aguila Project in Oaxaca, Mexico. In July 2010, we began processing mineralized material from the El Aguila open pit mine into a metal concentrate containing gold as the primary product and silver as a by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates from mineralized material that contains our primary metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our El Aguila Project produced a total of 90,432 precious metal gold equivalent ounces for the year ended December 31, 2012, which was within our revised 2012 target mill production of 85,000 to 100,000 precious metal gold equivalent ounces. During this period, we sold 72,399 precious metal gold equivalent ounces. Precious metal gold equivalent is determined by taking the silver ounces produced or sold and converting them to precious metal gold equivalent ounces using the gold to silver average price ratio. The gold and silver average prices used are the actual metal prices realized from the sales of our metals concentrate. (Please see the section titled “Non-GAAP Measures” below for additional information concerning cash cost per ounce sold of our metals.) For the year ended December 31, 2012, we recorded revenues of $131.8 million, mine gross profit of $87.8 million and net income of $33.7 million.

Although our annual mill production increased 36.5% over the prior year, we encountered several challenges with production at La Arista during 2012, including higher than planned mining dilution in our long-hole stopes, mining of lower grade vein margins and splays, continued construction and infrastructure needs in the mine related to abatement of water inflow at lower levels and ventilation upgrades to reduce carbon dioxide levels. In order to adequately address these issues in 2013, our new on-site management team has taken a more proactive approach to mitigate effects of water and carbon dioxide gas including some off vein construction, installation of additional ventilation fans providing fresh air to the mine and additional water pumping stations.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required by the SEC guidelines (see Note 1 to the Consolidated Financial Statements) and U.S. GAAP for companies in the exploratory stage, substantially all of our investment in mining properties to date, including construction of the mill, mine and other facilities expenditures, have been expensed and therefore do not appear as assets on our balance sheet. Certain expenditures, such as expenses for rolling stock or other general purpose equipment, may be capitalized, subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company regarding the treatment of construction expenditures as an operating expense rather than as a capital expenditure, has caused us to report larger losses in 2010 and lower net income in 2011 and 2012 than if we had capitalized the expenditures. Additionally, we will not have a corresponding depreciation or amortization expense for these costs going forward since they are expensed as incurred rather than capitalized. This has caused us to report higher gross profit than we would if we capitalized the expenses and depreciated or amortized them on the units-of-production method. Although the majority of the capital expenditures for the El Aguila Project were completed between 2007 and 2010, we expect underground mine construction to continue in future years and we will be completing additional capital improvements at our El Aguila mill during 2013 and future years. In comparison to other mining companies that capitalize development expenditures because they have exited the exploration stage, we may report larger losses or lesser profits as a result of this ongoing construction, which will be expensed instead of capitalized for accounting purposes. We expect to remain as an exploration stage company for the foreseeable future. We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet the SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for mine and mill construction have been or will be expensed as incurred.

Exploration Activities

During 2012, we continued to focus primarily on infill and step out drilling at the La Arista underground mine, located at the El Aguila Project. Because this drilling is used to define the mineralization and to assist in mining of the mineralized material at the underground mine, these expenses are considered delineation of the body of mineralized material (not exploration), and these costs are classified as construction and development in the consolidated statements of operations.

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

Results of Operations—Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Sales of metals concentrate, net

During the year ended December 31, 2012, we generated sales of $131.8 million, net of treatment charges, compared to sales of $105.2 million during the same period of 2011, an increase of 25.3%. The significant increase in sales for the year ended December 31, 2012 resulted from an increase in payable metals sold due to an increase in tonnes milled in 2012 at the La Arista underground mine. Fewer tonnes were milled and payable metals sold in 2011, principally due to operations at La Arista not commencing until March 2011. Revenue generated from sale of copper, lead and zinc contained in our concentrates is considered a by-product of our gold and silver production. (See Production and Sales Statistics tables titled “La Arista Underground Mine” and “El Aguila Open Pit Mine” below for additional information regarding the three months and years ended December 31, 2012 and 2011).

Although revenue from copper, lead and zinc represented approximately 18.2% of net sales for the year ended December 31, 2012, and approximately 9.8% of net sales for the year ended December 31, 2011, we believe that the identification of gold and silver as our primary products, and presented as a precious metal gold equivalent, is appropriate due to the following:

•	Precious metals account for the majority of our net sales and are expected to do so in the foreseeable future;

•	We primarily target gold projects, with a secondary emphasis on silver, and believe that our exploration projects in Mexico are principally gold targets;

•	We do not target or pursue copper, lead, zinc or any other base metal projects;

•	We have historically presented the Company as a precious metal producer on a gold equivalent basis, with the precious metal gold equivalent content at the El Aguila project being the basis for building the mine and putting the project into production; and

•	We believe that consistency in disclosure (precious metal gold equivalent production) is important to investors regardless of the relationships of metal prices and production from year to year.

We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal gold equivalent production, the value of these metals is applied as a reduction to total cash costs in our calculation of total cash cost per precious metal gold equivalent ounce sold (see Non-GAAP Measures below).

The year ended 2012 was our second full year of processing mineralized material. Metals prices realized in 2012 were mixed over the prior year, with average per ounce gold prices increasing to $1,676 from $1,644 per ounce, a 2% increase, and average per ounce silver prices decreasing to $31 from $35 per ounce, a 12% decrease.

Below are certain key operating statistics for our La Arista underground mine for 2012 and 2011 and the El Aguila open pit mine for 2011. Our production for 2012 consisted of mineralized material from our La Arista underground mine. Our production for 2011 consisted of mineralized material from both the La Arista underground mine and the El Aguila open pit mine. Production for the three months ended December 31, 2011 did not include mineralized material from the El Aguila open pit mine, which ceased operations in February 2011, but it did include mineralized material from the La Arista underground mine, which began operations in March 2011. Our production rate at La Arista is directly a result of mine construction and the establishment of sufficient stopes and working faces. The number of stopes and working faces has increased as we have gone deeper in the mine, which has resulted in more tonnes of mineralized material processed at the mill in 2012 as compared to 2011. We also sustained, at various times, higher than expected mining dilution rates as high as 35% to 40% in the second quarter of 2012 as well as higher than targeted dilution rates at various times in the remaining quarters. This dilution lowers the head grades. We believe this to be an unacceptable dilution percentage and we continue to take steps to lower dilution.

Production and Sales Statistics

	La Arista Underground Mine		La Arista Underground Mine
	Three Months Ended December 31,	Three Months Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2012	2011
Production Summary
Milled:
Tonnes Milled	71,541	55,434	282,120	167,806
Tonnes Milled per Day	778	603	773	561
Grade:
Average Gold Grade (g/t)	4.63	4.20	4.30	3.35
Average Silver Grade (g/t)	314	453	355	424
Average Copper Grade (%)	0.46	0.61	0.45	0.48
Average Lead Grade (%)	1.99	1.73	1.70	1.40
Average Zinc Grade (%)	4.78	3.70	3.98	2.92
Recoveries:
Average Gold Recovery (%)	89	89	88	89
Average Silver Recovery (%)	94	93	93	93
Average Copper Recovery (%)	85	76	78	77
Average Lead Recovery (%)	73	79	70	78
Average Zinc Recovery (%)	82	79	81	76
Mill production (before payable metal deductions)(1)
Gold (ozs.)	9,528	6,631	34,417	16,027
Silver (ozs.)	675,607	753,414	2,996,743	2,122,000
Copper (tonnes)	277	258	986	620
Lead (tonnes)	1,037	760	3,374	1,840
Zinc (tonnes)	2,809	1,617	9,115	3,730
Payable metal sold(1)
Gold (ozs.)	5,774	5,873	26,675	15,700
Silver (ozs.)	417,932	716,221	2,446,232	2,034,187
Copper (tonnes)	162	194	769	464
Lead (tonnes)	953	622	3,187	1,510
Zinc (tonnes)	2,218	1,390	7,222	2,812
Average metal prices realized
Gold (oz.)	$1,691	$1,691	$1,676	$1,644
Silver (oz.)	$36	$30	$31	$35
Copper ( tonne)	$7,942	$7,019	$8,033	$8,095
Lead (tonne)	$2,256	$1,873	$2,110	$2,184
Zinc ( tonne)	$1,952	$1,800	$1,967	$1,995
Gold equivalent ounces produced (mill production)(1)
Gold Ounces	9,528	6,631	34,417	16,027
Gold Equivalent Ounces from Silver	14,254	13,303	56,015	44,663

Total Gold Equivalent Ounces (2)	23,782	19,934	90,432	60,690

Gold equivalent ounces sold(1)
Gold Ounces	5,774	5,873	26,675	15,699
Gold Equivalent Ounces from Silver	8,818	12,646	45,724	42,815

Total Gold Equivalent Ounces	14,592	18,519	72,399	58,514

(1)	Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. In addition, mill production quantities for the year ended December 31, 2012 do not reflect any deduction for 583 gold ounces, respectively, and 45,432 silver ounces, respectively, (approximately 1,400 gold equivalent ounces) resulting from the settlement agreement with the buyer of our concentrates as discussed on page 30 under “Settlement with Concentrate Buyer”. Gold equivalent ounces sold for the year ended December 31, 2012 have been reduced by approximately 1,400 gold equivalent ounces as a result of the settlement.
(2)	Gold equivalent mill production for 2012 of 90,432 ounces differs from gold equivalent ounces sold for 2012 of 72,399 due principally to buyer (smelter) concentrate processing deductions of approximately 9,078 gold equivalent ounces, a settlement agreement with the buyer of the Company’s concentrates of approximately 1,400 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 7,555 ounces.

Production and Sales Statistics

El Aguila Open Pit Mine
Year Ended December 31,
2011 (1)
Production Summary
Milled:
Tonnes Milled	46,409
Tonnes Milled per Day	829
Grade:
Average Gold Grade (g/t)	4.18
Average Silver Grade (g/t)	53
Recoveries:
Average Gold Recovery (%)	89
Average Silver Recovery (%)	75
Mill production (before payable metal deductions)
Gold (ozs.)	5,559
Silver (ozs.)	58,309
Payable metal sold
Gold (ozs.)	3,917
Silver (ozs.)	43,605
Average metal prices realized
Gold (oz.)	$1,383
Silver (oz.)	$34
Gold equivalent ounces produced (mill production)
Gold Ounces	5,559
Gold Equivalent Ounces from Silver (2)	—

Total Gold Equivalent Ounces	5,559

Gold equivalent ounces sold
Gold Ounces	3,917
Gold Equivalent Ounces from Silver (2)	—

Total Gold Equivalent Ounces	3,917

(1)	Total cash costs for the combined La Arista underground mine and the El Aguila open pit mine for the for the year ended December 31, 2011 can be found in the Non-GAAP Measures.
(2)	Silver ounces were considered a by-product from the El Aguila open pit mine.

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

We continue to focus on mining and mine construction activities at the La Arista underground mine. Our production is dependent on the rate of advancement into the mine and the establishment of sufficient stopes and working faces. We anticipate the number of stopes and working faces will increase in 2013 and that precious metal mill production may be similar with 2012 mill production. Our 2013 mine plan anticipates that we will be mining areas of the deposit that contain higher levels of base metals, as compared to 2012. We are targeting mill production of 80,000 to 100,000 ounces of precious metal gold equivalent in 2013.

Mine gross profit. For the year ended December 2012, mine gross profit totaled $87.8 million compared to $80.5 million for the year ended December 31, 2011. The increase in mine gross profit from the prior year was primarily due to the increase in sales of metal concentrate due to an increase in the quantities of payable metal sold. Mine gross profit as a percent of sales for the year ended December 31, 2012 decreased to 66.6% from 76.6% during the same period in 2011, principally due to higher labor, contractor services, diesel, concentrate transportation and other operating costs in 2012.

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

Construction and development expenses. Construction and development expenses during the year ended December 31, 2012 decreased to $16.6 million from $21.0 million during 2011. Construction and development includes mine construction costs attributable to definition and delineation drilling of the La Arista vein system, and construction related activities at the El Aguila Project. The $4.4 million decrease when compared to 2011 is due to lower expenditures in 2012 relating to construction of the tailings dam, expansion of the flotation cells in the flotation circuit in the mill, construction of the mine camp and infrastructure construction. We will continue to focus on further mine construction at La Arista and related activities at the El Aguila Project for the foreseeable future.

Other (expense) income. For the year ended December 31, 2012, we recorded other expense of $2.7million, compared to other income of $2.4 million during the same period of 2011. The change in other (expense) income resulted primarily from recognizing a foreign currency loss of $2.9 million during the year ended December 31, 2012 compared to a foreign currency gain of $2.7 million in the comparable period in 2011. The current year losses resulted from currency translation adjustments during a period when the dollar was increasing compared to the Mexican peso, and a $2.0 million reclassification from other comprehensive loss to foreign exchange loss.

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

Total costs and expenses for the year ended December 31, 2011 were $34.9 million compared to $30.8 million in the comparable period of 2010, an increase of $4.1 million or 13.3%. The increase in costs and expenses was primarily due to our operations transitioning to underground mine activities and an increase in stock-based compensation.

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

Non-GAAP Measures

Reconciliation of Non-GAAP Measures to Total Mine Cost of Sales

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP, as well as referenced some non-U.S. GAAP (“non-GAAP”) performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

We have reconciled total cash cost, before by-product credits and total cash cost, after by-product credits to total mine cost of sales which is a reported U.S. GAAP measure. Total cash cost, before by-product credits, includes all direct and indirect operating cash costs related directly to our production of metals which includes mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and general and administrative costs.

We use total cash cost, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. By-product credits include revenues earned from all metals other than the primary precious metals sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Total cash cost, after by-product credits, per precious gold equivalent ounce sold is a measure developed by the Gold Institute Standard in an effort to provide a uniform standard for comparison purposes. However, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

For reporting periods prior to 2012, we reported total cash operating cost, after by-product credits, per precious metal gold equivalent ounce produced (on-site mill production). These amounts have been restated in this Management’s Discussion and Analysis to reflect our current reporting method, showing total cash cost, after by-product credits, per precious metal gold equivalent ounce sold (including royalties), which we believe is the more common method used by companies that apply the Gold Institute Standard. The principal difference between cash operating costs and total cash costs is that cash operating costs exclude royalty costs, whereas total cash costs include royalty costs. Our concentrates are subject to a 5% net smelter returns royalty. The principal difference between gold equivalent ounces produced at the mill and precious metal gold equivalent ounces sold, is that precious metal gold equivalent ounces produced at the mill do not reflect payable metal deductions levied by smelters, whereas precious metal gold equivalent ounces sold are after payable metal deductions levied by smelters.

The following tables present a reconciliation between the non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the GAAP measure of total mine cost of sales and depreciation, accretion, reclamation and stock-based compensation for our operations at the El Aguila project for the three months and years ended December 31, 2012 and 2011.

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands, except ounces sold and total cash cost per gold equivalent ounce)

Total cash costs (before by-product credits) (1)	$15,651	$10,198	$57,144	$31,151
By-product credits (2)	(7,609)	(5,027)	(26,837)	(14,357)

Total cash costs (after by-product credits)	$8,042	$5,171	$30,307	$16,794
Divided by precious metal gold equivalent ounces sold (3)	14,592	18,519	72,399	62,431
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	$1,072	$551	$789	$499
By-product credits per precious metal gold equivalent ounces sold (2)	$(521)	$(272)	$(370)	$(230)

Total cash cost, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$551	$279	$419	$269

(1)	Includes all direct and indirect operating cash costs related directly to our production of metals including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and general and administrative costs.
(2)	See table below for a summary of our by-product revenue and by-product credit precious metal gold equivalent ounce sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio, at the La Arista underground mine; and gold ounces sold at the El Aguila open pit mine.

Reconciliation to GAAP:

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)

Total cash costs (after by-product credits)	$8,042	$5,171	$30,307	$16,794
Treatment and refining charges	(3,978)	(4,273)	(16,680)	(11,400)
By-product credits	7,609	5,027	26,837	14,357
Depreciation and amortization	425	146	1,366	473
Accretion	21	18	81	82
Reclamation costs	314	—	373	—
Stock-based compensation	(1,251)	1,195	1,737	4,336

Total mine cost of sales	$11,182	$7,284	$44,021	$24,642

Summary of By-Product Revenue and By-Product Credit Precious Metal Gold Equivalent Ounces Sold

	Three Months Ended December 31,		Year Ended December 31,
	2012	2011	2012	2011
	(In thousands)

By-product credits by dollar value:
Silver sales (El Aguila open pit mine) (1)	$—	$—	$—	$1,698
Copper sales	1,325	1,360	6,198	3,752
Lead sales	2,052	1,165	6,594	3,298
Zinc sales	4,232	2,502	14,045	5,609

Total sales from by-products	$7,609	$5,027	$26,837	$14,357

By-product credits per precious metal gold equivalent ounce sold:
Silver (El Aguila open pit mine)	$—	$—	$—	$27
Copper	91	73	86	60
Lead	140	64	90	53
Zinc	290	135	194	90

Total by-product credits per precious metal gold equivalent ounces sold	$521	$272	$370	$230

(1)	Silver was treated as a by-product of the El Aguila open pit mine, which ceased operations in February 2011.

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

Liquidity and Capital Resources

As of December 31, 2012, we had working capital of $46.0 million, consisting of current assets of $59.0 million and current liabilities of $13.0 million. This represents a decrease of $13.3 million from the working capital balance of $59.3 million as of December 31, 2011. Our working capital balance fluctuates as we use cash to fund our operations, exploration, and mine construction activities, and to pay income taxes and fund our dividends.

Prior to achieving profitable operations in 2011, we relied on equity financings to fund our operating activities. Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other activities. Our mine construction and facility construction activities and equipment purchases at the La Arista mine are, in the aggregate, expected to be higher in 2013 as compared to 2012 or 2011. If our cash flows from operations is insufficient to cover our anticipated expenses we may be required to secure debt or equity financing, reduce our planned development, construction or other expenditures at the mine, reduce our monthly dividend or implement other measures. There is no assurance that, in the event debt or equity financing is needed, we would be able to secure this financing or that it could be secured under favorable terms.

We target calendar year cash distributions to our shareholders totaling approximately one-third of Cash Flow from Mine Site Operations (See “Non-GAAP Measures” above), subject to the laws of the State of Colorado that govern distributions to shareholders. Our target dividend payment of one-third of Cash Flow from Mine Site Operations may be increased, decreased, suspended or discontinued at any time at the sole discretion of the Board of Directors based on strategic considerations, cash balances, construction projects, spot gold and silver prices, taxation, general market conditions or any other reason. For the year ended December 30, 2012, we declared dividends of $35.9 million, representing 39.5% of Cash Flow from Mine Site Operations.

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

For 2013 we have budgeted approximately $7.4 million for drilling and other exploration related activities at our El Aguila property. In addition, we intend to spend approximately $2.2 million for drilling and other exploration activities on our other exploration properties in Mexico. In Turkey, we have budgeted $2.0 million for exploration and property acquisitions. Our planned exploration expenditures for 2013 are discretionary and could be significantly higher or lower depending on the ongoing results from the exploration programs. Exploration activities to further delineate and define our La Arista vein system are considered mine construction costs and classified as construction and development expense in the consolidated statement of operations.

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

Contractual Obligations

Our known obligations at fiscal year-end December 31, 2012, are set forth in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Purchase Obligations(1)	$4,758	$1,915	$2,843	$—	$—
Operating Leases	821	128	261	144	288
Non-cancellable Purchase Obligations	7,666	7,666	—	—	—
Employee Salary Compensation (2)	1,441	654	787	—	—

Total	$14,686	$10,363	$3,891	$144	$288

(1)	Represents amounts due to our executive officers pursuant to their respective employment agreements with our company.
(2)	Represents amounts due to non-executive employees pursuant to their respective employment agreements with our company.

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

Our stockpile and concentrate inventories are valued at the lower of average cost or net realizable value (“NRV”), with carrying values evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpile and concentrate inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized mineralized material grades and recovery rates. If short-term and long-term metals prices decrease, the value of stockpile and concentrate inventory also decreases, and it may be necessary to record a write-down of stockpile and concentrate inventory to NRV. We did not incur any lower-of-cost-or-market write downs during the years ended December 31, 2012, 2011 or 2010.

The allocation of costs to stockpile and concentrate inventory, and the determination of NRV involve the use of estimates. There is a high degree of judgment in estimating current and future operating and capital costs, metal recoveries, mineralized material grades, production levels, commodity prices, and other factors. There can be no assurance that actual results will not differ significantly from those estimates and assumptions.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this report:

Item No.	Description

23.1	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and Joe A. Rodriguez.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: November 7, 2013	By:	/s/ Jason D. Reid
Jason D. Reid, President, Chief Executive Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ William W. Reid William W. Reid	Chairman of the Board	November 7, 2013

/s/ Jason D. Reid Jason D. Reid	President, Chief Executive Officer and Director	November 7, 2013

/s/ Joe A. Rodriguez Joe A. Rodriguez	Chief Financial Officer	November 7, 2013

/s/ Bill M. Conrad Bill M. Conrad	Director	November 7, 2013

/s/ Tor Falck Tor Falck	Director	November 7, 2013

/s/ Gary C. Huber Gary C. Huber	Director	November 7, 2013

EXHIBIT INDEX

Item No.	Description

23.1	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and Joe A. Rodriguez.