Form 10-Q
period 2013-09-30
GOLD RESOURCE CORP
filed 2013-11-08
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,779,369 shares of common stock outstanding as of November 6, 2013.

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

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Guide 7”), because we do not have reserves as defined under Guide 7.  Reserves are defined in Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.  Since we have no reserves as defined in Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under relevant accounting principles.  Although for purposes of ASC 915 Development Stage Entities we have exited the development stage and no longer report inception to date results of operations, cash flows and other financial operations, we will remain an exploration stage company under Guide 7 until such time as we demonstrate reserves in accordance with the criteria in Guide 7.

Since we have no reserves, we have and will continue to expense all mine construction, mill and other mine facility construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our asset retirement obligations.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD RESOURCE CORPORATION
(An Exploration Stage Company - Note 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,634	$35,780
Gold and silver bullion	3,821	5,809
Accounts receivable	5,212	6,349
Inventories	8,897	7,533
Income taxes receivable	8,602	419
Deferred tax assets	2,207	2,121
Prepaid expenses and other assets	4,544	973
Total current assets	50,917	58,984
Land and mineral rights	227	227
Property and equipment - net	18,051	14,050
Inventories	797	809
Deferred tax assets	31,748	31,559
Total assets	$101,740	$105,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,051	$3,013
Accrued expenses	7,976	4,178
Capital lease obligations	1,462	-
IVA taxes payable	658	2,673
Dividends payable	1,601	3,161
Total current liabilities	14,748	13,025
Capital lease obligations	2,757	-
Asset retirement obligation	2,844	2,790
Total liabilities	20,349	15,815
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
53,715,767 and 53,015,767 shares issued and outstanding, respectively	54	53
Additional paid-in capital	90,100	102,674
Accumulated (deficit)	(1,668)	(5,851)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive (loss) - currency translation adjustment	(1,211)	(1,178)
Total shareholders' equity	81,391	89,814
Total liabilities and shareholders' equity	$101,740	$105,629

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company - Note 1)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2013 and 2012
(U.S. dollars in thousands, except shares and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Sales of metals concentrate, net	$29,405	$36,035	$98,375	$103,399
Mine cost of sales:
Production costs	17,284	12,293	47,926	31,838
Depreciation and amortization	717	556	1,810	940
Accretion	27	20	84	60
Total mine cost of sales	18,028	12,869	49,820	32,838
Mine gross profit	11,377	23,166	48,555	70,561
Costs and expenses:
General and administrative expenses	5,478	2,933	13,319	8,922
Exploration expenses	2,062	1,882	8,167	5,466
Facilities and mine construction	5,721	5,394	17,375	13,492
Total costs and expenses	13,261	10,209	38,861	27,880
Operating (loss) income	(1,884)	12,957	9,694	42,681
Other expense	(660)	(485)	(2,558)	(1,782)
(Loss) income before income taxes	(2,544)	12,472	7,136	40,899
Provision for income taxes (benefit)	(714)	5,600	2,953	16,398
Net (loss) income	$(1,830)	$6,872	$4,183	$24,501
Other comprehensive income:
Currency translation (loss) gain	(22)	2,168	(33)	1,943
Comprehensive (loss) income	$(1,852)	$9,040	$4,150	$26,444
Net (loss) income per common share:
Basic:	$(0.03)	$0.13	$0.08	$0.46
Diluted:	$(0.03)	$0.12	$0.08	$0.43

Weighted average shares outstanding:
Basic	53,320,673	52,848,586	53,093,288	52,885,640
Diluted	53,320,673	56,254,632	55,364,417	56,365,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company - Note 1)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2013 and 2012
(U.S. dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$4,183	$24,501
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,891	1,117
Accretion	84	60
Stock-based compensation	5,996	6,640
Unrealized foreign currency exchange loss	711	1,496
Impairment loss on gold and silver bullion	1,743	-
Deferred tax assets	(275)	-
Changes in operating assets and liabilities:
Accounts receivable	1,267	(1,371)
Inventories	(1,506)	(1,342)
Prepaid expenses and other assets	(3,958)	(408)
Accounts payable	46	(1,679)
Accrued expenses	3,970	3,049
IVA taxes payable/receivable	(2,263)	(267)
Income taxes payable/receivable	(8,456)	(13,490)
Net cash provided by operating activities	3,433	18,306
Cash flows from (used in) investing activities:
Capital expenditures	(5,891)	(3,091)
Purchases of gold and silver bullion	(1,002)	(4,707)
Proceeds from conversion of gold and silver bullion	1,247	1,440
Net cash used in investing activities	(5,646)	(6,358)
Cash flows from (used in) financing activities:
Proceeds from exercise of stock options	545	-
Dividends paid	(20,674)	(26,444)
Treasury stock purchases	-	(1,495)
Proceeds from capital leases	4,219	-
Net cash used in financing activities	(15,910)	(27,939)
Effect of exchange rates on cash and equivalents	(23)	273
Net (decrease) in cash and cash equivalents	(18,146)	(15,718)
Cash and equivalents at beginning of period	35,780	51,960
Cash and equivalents at end of period	$17,634	$36,242

Supplemental Cash Flow Information
Interest paid	$48	$-
Income taxes paid	$11,166	$30,395
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

(An Exploration Stage Company – Note 1)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2012. However, the results of operations for the interim period ended September 30, 2013 may not be indicative of results of operations to be expected for the full fiscal year.

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

Revenue Recognition: Sales of concentrates are recorded net of treatment and refining charges, plus final settlement and mark-to-market price adjustments.  Treatment and refining charges represent payments or price adjustments that are fixed and applied on a per tonne, pound or ounce basis, and in some cases provide for an increase in charges based on increases in metal prices above a base price. Treatment and refining charges are estimated upon shipment of concentrates based on contractual terms, with adjustments made at final settlement.  Adjustments at final settlement typically do not vary materially from estimates made upon shipment; however, mark-to-market price adjustments could vary materially based on the precious metals market.  In addition, because a portion of the metals contained in concentrates are unrecoverable as a result of the smelting process, the Company’s revenues from sales of concentrates are also recorded net of allowances based on the quantity and value of these estimated unrecoverable metals.  These allowances are negotiated with the buyer of the Company’s concentrates.

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

Exploration Stage Company: The Company has not yet demonstrated the existence of proven or probable reserves at its El Aguila Project in Oaxaca, Mexico or any of its other properties under the criteria set forth by the SEC and is therefore considered an exploration stage company in accordance with Guide 7.  As a result, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities, asset retirement obligations and mine construction expenditures, have been expensed as incurred, and will continue to be expensed as incurred until such time as mineralized material is classified as proven or probable reserves. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. Although for purposes of ASC 915 Development Stage Entities, the Company commenced its intended operations of mining, processing and selling mineralized material in July 2010, the Company believed that its characterization as an exploration stage company under Guide 7 required it to report its financial statements consistent with a development stage company which required among other things the reporting of inception to date results of operations, cash flows and other financial information.   In response to certain comments raised by the SEC staff regarding the Company’s financial statement presentation, the Company has determined that it is no longer required to include the inception to date reporting in its financial statements even though it remains an exploration stage company for accounting purposes in accordance with Guide 7.  Therefore, the Company has revised its financial statement presentation in this report to omit the  inception to date reporting in its condensed consolidated statement of  operations, condensed consolidated statement of cash flows and other financial information , which differs from the presentation in the Form 10-K for the year ended December 31, 2012. The Company will not exit the exploration stage for accounting purposes unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines and will continue to expense its activities as described above until such time as it exits the exploration stage.  Please see the Cautionary Note at the beginning of this report for other information regarding our stage company.

2.  Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents and accounts receivable (which include provisionally priced sales) as of September 30, 2013 and December 31, 2012. The following tables summarize the Company’s financial instruments required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012. The carrying values of cash and cash equivalents and accounts receivable approximated their fair values at September 30, 2013 and December 31, 2012 due to their short maturities.

	Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$5,212	$-	$5,212	Accounts receivable

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$6,349	$-	$6,349	Accounts receivable

(1) Certain concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to mark-to-market outstanding provisional invoices. Because these provisionally priced sales have not yet settled, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. The receivable is the sales contract with no quoted market price, whereas the underlying metal values (inputs) are directly observable for the full amount of the receivable (Level 2).

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2013, respectively, as shown in the following table:

		Three months ended September 30,		Nine months ended September 30,
	Type	2013	2012	2013	2012	Statement of Operations Classification
		(in thousands)		(in thousands)
Receivables related to unsettled invoices on provisionally priced sales (1)	Derivative (loss) gain	$(915)	$2,065	$(915)	$1,422	Sales of metals concentrate, net

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

During the nine months ended September 30, 2013, the Company purchased approximately 608 ounces of gold at market prices for a total cost of $1.0 million.    During the nine months ended September 30, 2012, the Company purchased approximately 1,672 ounces of gold and 59,001 ounces of silver at market prices for a total cost of $4.7 million. During the nine months ended September  30, 2013, approximately 670 ounces of gold and 2,847 ounces of silver were converted into gold and silver bullion and distributed under the Company’s gold and silver bullion dividend exchange program, resulting in a realized loss of $0.1 million in that period. During the nine months ended September 30, 2012, approximately 742 ounces of gold and 3,818 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $0.1 million in that period.

The table below shows the balance of the Company’s holdings of bullion as of September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,710	93,669	1,774	95,495
Carrying value per ounce	$1,201.31	$18.86	$1,659.83	$30.00
Total carrying value	$2,054	$1,767	$2,945	$2,864

The Company recorded no impairment on its gold and silver bullion for the three months ended September 30, 2013. The Company recorded impairment write-downs on its gold and silver bullion totaling $1.7 million for the nine months ended September 30, 2013.

4.  Inventories

Inventories at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Ore stockpiles - underground mine	$2,315	$1,466
Concentrates	961	3,305
Materials and supplies	5,621	2,762
Inventories - current	8,897	7,533

Ore stockpiles - open pit mine	797	809
Inventories - non-current	797	809
Total inventories	$9,694	$8,342

5.  Property and Equipment

At September 30, 2013 and December 31, 2012, property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Trucks and autos	$1,802	$1,631
Building	1,737	1,737
Office furniture and equipment	2,705	2,275
Machinery and equipment	16,765	11,474
Subtotal	23,009	17,117
Accumulated depreciation	(4,958)	(3,067)
Total property and equipment, net	$18,051	$14,050

Depreciation expense for the three and nine months ended September 30, 2013 was $0.7 million and $1.9 million, respectively. Depreciation expense for the three and nine months ended September 30, 2012 was $0.6 million and $1.1 million, respectively.

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

The equipment leases qualify as capital leases and have been recorded at the present value of the future minimum lease payments, including the bargain purchase option and transaction fees, which approximates the net carrying value of the equipment.  The equipment leases bear interest at 4.5% to 5.5% per annum, with monthly principal and interest payments of approximately $0.1 million over the three-year lease term.   The Company has an option to purchase the equipment at the end of the lease term for less than $0.1 million.  The present value of the future minimum lease payments, including the bargain purchase options and up-front transaction fees, totaled $4.8 million, of which  $3.1 million represents machinery and equipment and $1.7 represents facilities and mine construction expenses.  Depreciation on the leased assets is recorded over their estimated useful lives.

As of September 30, 2013, the Company’s obligations under capital leases are as follows:

September 30,
2013
(in thousands)
2013	$412
2014	1,621
2015	1,578
2016	901
Total payments due	4,512
Less amounts representing interest	(293)
Subtotal	4,219
Less current portion	(1,462)
Non-current portion	$2,757

6.  Asset Retirement Obligation

The Company’s asset retirement obligation (“ARO”) relates to the estimated reclamation, remediation, and closure costs for its El Aguila Project.   The following table presents the changes in ARO at September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
	(in thousands)
Asset retirement obligation – opening balance	$2,790	$2,281
Additions and changes in estimates	-	258
Foreign currency exchange (gain) loss	(30)	170
Accretion	84	81
Asset retirement obligation – ending balance	$2,844	$2,790

7.  Shareholders’ Equity

The Company declared dividends of $4.8 million and $9.5 million and paid gross cash dividends of $4.8 million and $9.5 million during the three months ended September 30, 2013 and 2012, respectively. During the nine months ended the Company declared dividends of $19.1 million and $27.0 million and paid gross cash dividends of  $20.7 million and $26.4 million, respectively.  Under our dividend exchange program during the three months ended September 30, 2013 our shareholders who participated in the program exchanged gross cash dividends of $0.2 million for approximately 108 ounces of gold and 605 ounces of silver and for September 30, 2012 exchanged gross cash dividends of $0.5 million for approximately 311 ounces of gold and 764 ounces of silver, respectively.  For the nine months ended September 30, 2013 our shareholders who participated in the program exchanged gross cash dividends of $1.1 million for approximately 670 ounces of gold and 2,847 ounces of silver and for September 30, 2012 gross cash dividends of $1.3 million for approximately 742 ounces of gold and 3,818 ounces of silver, respectively. The Board of Directors has authorized the Company’s dividends to be charged to paid-in-capital until such time as the Company has retained earnings, at which time dividends will be charged to retained earnings to the extent that the Company has retained earnings.  For the nine months ended September 30, 2013 and 2012,  all dividends were charged to paid-in capital.

8.    Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in a decrease of $3.5 million and $3.8 million to sales during the three and nine months ended September  30, 2013, respectively, and a decrease to sales of $3.7 million for the three and nine months ended September  30, 2012, respectively.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in a decrease to sales of $0.9 million and $0.9 million for the three and nine months ended September  30, 2013, respectively, and an increase to sales of $2.1 million and $1.4 million for the three and nine months ended September  30, 2012.

Sales of metals concentrate are recorded net of smelter refining fees, treatment charges and penalties.  Total charges for these items totaled $3.5 million and $11.0 million for the three and nine months ended September  30, 2013 and $4.1 million and $12.7 million for the three and nine months ended September  30, 2012.

9. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”).  A summary of activity under the Plan for the nine months ended September 30, 2013 is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value
Outstanding as of January 1, 2013	6,020,000	$8.55	6.1	$46,698,100
Granted	1,220,000	10.01
Forfeited	(390,000)	17.64
Exercised	(700,000)	0.78
Outstanding as of September 30, 2013	6,150,000	$9.13	6.5	$10,719,000

Vested and exercisable as of September 30, 2013	4,008,333	$6.28	5.0	$10,719,000

The fair value of options granted during the three and nine months ended September 30, 2013 was $2.2 million and $5.2 million, respectively. The options vest over a three year period and have an exercise term of 10 years. The total fair value of stock options vested during the three and nine months ended September 30, 2013 was $6.7 and $7.4 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in yrs.)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.25	800,000	0.3	$0.25	800,000	$0.25
$3.40 - $3.95	1,900,000	5.0	$3.66	1,900,000	$3.66
$7.24 - $14.36	1,830,000	8.7	$10.68	845,000	$11.51
$17.10 - $20.51	1,620,000	8.9	$18.19	463,333	$17.91
	6,150,000	6.5	$9.13	4,008,333	$6.28

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the three and nine months ended September 30, 2013 was $2.3 million and $6.0 million, respectively, and for the three and nine months ended September 30, 2012 was $1.9 million and $6.6 million, respectively. Stock-based compensation expense has been allocated between production costs and general and administrative expense for the three and nine months ended September 30, 2013 and 2012 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Production costs	$679	$800	$1,871	$2,988
General and administrative expenses	1,628	1,180	4,125	3,652
Total stock-based compensation	$2,307	$1,980	$5,996	$6,640

The estimated unrecognized stock-based compensation expense from unvested options as of September 30, 2013 was approximately $13.9 million, and is expected to be recognized over the remaining vesting periods of up to 3.0 years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Nine months ended September 30,
	2013	2012
Risk-free interest rate	0.68% - 1.62%	1.59% - 2.31%
Dividend yield	2.87% - 3.40%	2.47% - 3.11%
Expected volatility	62.74% - 63.21%	66.17% - 67.11%
Expected life in years	5	10

10. Other  Expense

Other expense for the three and nine months ended September 30, 2013 and 2012 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Unrealized foreign currency exchange loss	$(494)	$(791)	$(711)	$(1,496)
Realized foreign currency exchange (loss) gain	(59)	325	95	(237)
Impairment loss on gold and silver bullion	-	-	(1,743)	-
Realized gain (loss) from gold and silver bullion converted	20	(19)	(69)	(109)
Interest income	28	31	93	93
Interest expense	(48)	-	(48)	-
Other expense	(107)	(31)	(175)	(33)
Total other expense	$(660)	$(485)	$(2,558)	$(1,782)

11.  Income Taxes

The Company recorded an income tax (benefit) expense of $(0.7) million and $3.0 million for the three and nine months ending September 30, 2013, respectively.  During the three and nine months ending September 30, 2012, the Company recorded income tax expense of $5.6 million and $16.4 million, respectively.

During the three and nine months ending September 30, 2013, the Company has received advances of $2.7 million and $21.0 million, respectively, from its Mexican operations. The company has historically asserted permanent reinvestment of all Mexico earnings. The impact of the planned annual dividend for 2013, net of foreign tax credits, is reflected in the estimated annual effective tax rate.

During the quarter ended September 30, 2013, the Company experienced an increase in its annualized effective tax rate principally due to lower than expected foreign tax credits resulting from lower forecasted earnings.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 30, 2013, the Company believes it has sufficient positive evidence to conclude that realization of its federal, state and foreign deferred tax assets of Gold Resource Corporation and Golden Trump Resources, S.A. de C.V. are more likely than not to be realized.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2013, the Company has not identified any uncertain tax positions. The Company files income tax returns in U.S. federal and state jurisdictions, Mexico and Turkey. There are currently no U.S. federal or state, Mexico or Turkey income tax examinations underway for these jurisdictions. Furthermore, the Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service or by state and local tax authorities for tax years ended on or before December 31, 2010 or Mexican tax examinations for tax years ended on or before December 31, 2007, or Turkey tax examinations for tax years ended on or before December 31, 2011. Although certain tax years are closed under the statute of limitations, tax authorities can still adjust tax losses being carried forward to open tax years.

12. Net (Loss) Income per Common Share

Basic (loss) earnings per share is calculated based on the weighted average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period.

The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except share data)		(in thousands, except share data)
Net (loss) income	$(1,830)	$6,872	$4,183	$24,501

Basic weighted average common shares outstanding	53,320,673	52,848,586	53,093,288	52,885,640
Dilutive effect of stock options	-	3,406,046	2,271,129	3,479,676
Diluted weighted average common shares outstanding	53,320,673	56,254,632	55,364,417	56,365,316

Net (loss) income per basic share	$(0.03)	$0.13	$0.08	$0.46
Net (loss) income per diluted share	$(0.03)	$0.12	$0.08	$0.43

Stock options totaling 2.8 million and 2.7 million for the three and nine months ending September 30, 2013, respectively, were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $7.92 and $10.40 during the three and nine months ended September 30, 2013, respectively. Stock options totaling 0.3 and nil million for the three and nine months ending September 30, 2012 were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $20.66 and $23.77 during the three and nine months ended September 30, 2012, respectively.

13.  Legal Proceedings

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

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming the Company as a nominal defendant, and naming seven of its current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of the motion to dismiss in the securities class action lawsuit and the stay has been extended pending the appeal. There has been no discovery as the case is in its initial stages and accordingly, the Company is not in a position to assess the likelihood or estimate the potential range of loss associated with this matter;  however, pursuant to the Company’s articles of incorporation, it is obligated to indemnify its officers and directors with respect to this litigation and the Company will bear the cost associated with defense of these claims.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2013 and compares those results to the three and nine months ended September 30, 2012.  It also analyzes our financial condition at September 30, 2013 and compares it to our financial condition at December 31, 2012. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2012 and 2011 and footnotes contained in our Form 10-K for the year ended December 31, 2012.

The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process.  Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures, please see the discussion under “Non-GAAP Measures”.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the Securities and Exchange Commission Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Guide 7”), because we do not have reserves as defined under Guide 7.  Reserves are defined in Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.  Since we have no reserves as defined in Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under relevant accounting principles.  Although for purposes of ASC 915 Development Stage Entities we have exited the development stage and no longer report inception to date results of operations, cash flows and other financial operations, we will remain an exploration stage company under Guide 7 until such time as we demonstrate reserves in accordance with the criteria in Guide 7.

Since we have no reserves, we have and will continue to expense all mine construction, mill and other mine facility construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our asset retirement obligations.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

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

Overview

Business

We are an exploration stage mining company, in accordance with applicable guidelines of the SEC, which pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production from mineralized material at the El Aguila Project in Oaxaca, Mexico. The mineralized material from the El Aguila open pit mine was processed into a metal concentrate containing the primary product of gold, with silver as a by-

product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates from mineralized material that contain our primary metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our El Aguila Project produced a total of 21,244 precious metal gold equivalent ounces for the three months ended September 30, 2013.  During this period we sold 19,033 precious metal gold equivalent ounces at a total cash cost (including royalties and as otherwise defined below) of $756 per precious metal gold equivalent ounce sold. The mill at our El Aguila Project produced a total of 64,148 precious metal gold equivalent ounces for the nine months ended September 30, 2013.  During this period we sold 63,998 precious metal gold equivalent ounces at a total cash cost of $609 per precious metal gold equivalent ounce sold. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. (Please see the section titled “Non-GAAP Measures” below for additional information concerning the cash cost per ounce measures.)

For the three months ended September 30, 2013, we reported revenue of $29.4 million, mine gross profit of $11.4 million and a net loss of $1.8 million.  For the nine months ended September 30, 2013, we reported revenue of $98.4 million, mine gross profit of $48.6 million and net income of $4.2 million.

Exploration Stage Company

We are considered an exploration stage company under SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required under SEC guidelines, substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and mine construction expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet. Certain expenditures, such as expenses for rolling stock or other general purpose equipment may, be capitalized, subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company has resulted in the classification of our facilities and mine construction expenditures as operating expenses rather than capital expenditures, and may cause us to report lower net income than if we had capitalized the expenditures.  In addition, our financial statements do not reflect a corresponding depreciation or amortization expense for our facilities and mine construction costs since they are expensed as incurred rather than capitalized.  Although the majority of our facilities and mine construction expenditures for the El Aguila Project were completed from 2008 through 2010, we expect underground mine construction and capital improvements will continue during 2013 and subsequent years.  We expect to remain as an exploration stage company for the foreseeable future.  We will not exit the exploration stage until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for facilities and mine construction will continue to be expensed as incurred.

Exploration Activities

El Aguila Project:  Our exploration activities during the third quarter of 2013 at El Aguila continued to focus on mine construction at the La Arista vein system.  Thirty-seven diamond drill holes totaling 11,062 meters were completed during the third quarter of 2013, and ninety-nine diamond drill holes totaling 44,141 meters have been completed as of September 30, 2013.  Drilling principally targeted extensions to the Arista and Baja veins and in discovering additional veins.  During the quarter, drilling continued on mineralized veins discovered during condemnation drilling for the Phase Three proposed tailings dam, and on the Santiago Vein.  Economically significant gold, silver and base metal values were encountered and further drilling is planned.  Surface drilling also continued to explore the Salina Blanca prospect, southwest of the La Arista mine.  Other activities at El Aguila during the third quarter of 2013 included trenching, surface geological mapping and a study of the El Aguila Open Pit area to identify potential resources that could be mined using underground methods.  The results from these activities have generated various exploration targets that are marked for future drilling.  Underground drilling is also being planned to follow-up on the new veins discovered in the Switchback vein area located 500 meters to the east of the La Arista mine.

Las Margaritas property:  No diamond drilling was conducted at Las Margaritas during the third quarter of 2013.  Results of previous exploration drilling at the Las Margaritas property are being evaluated along with structural geology, alteration, geochemical studies and geophysical surveys completed on the property.

Cerro Colorado and El Fuego properties: The Cerro Colorado and El Fuego properties are along the same mineralized trend and geologic structural corridor as our other properties in Mexico.  During the third quarter, a preliminary investigation was conducted on the El Fuego property.  Discussions have commenced with the local community at Cerro Colorado to obtain surface access and a preliminary investigation is planned.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Sales of metals concentrate, net	$29,405	$36,035	$98,375	$103,399
Mine cost of sales	18,028	12,869	49,820	32,838
Mine gross profit	11,377	23,166	48,555	70,561
Costs and expenses:
General and administrative expenses	5,478	2,933	13,319	8,922
Exploration expenses	2,062	1,882	8,167	5,466
Facilities and mine construction	5,721	5,394	17,375	13,492
Total costs and expenses	13,261	10,209	38,861	27,880
Operating (loss) income	(1,884)	12,957	9,694	42,681
Other expense	(660)	(485)	(2,558)	(1,782)
(Loss) income before income taxes	(2,544)	12,472	7,136	40,899
Provision for income taxes (benefit)	(714)	5,600	2,953	16,398
Net (loss) income	$(1,830)	$6,872	$4,183	$24,501

Sales of metals concentrate, net

During the three and nine months ended September 30, 2013, sales of concentrates totaled $29.4 million and $98.4 million respectively, net of treatment charges, compared to sales of $36.0 million and $103.4 million during the same period of 2012, a decrease of 18.3% and 4.8%, respectively. During the three months ended September 30, 3013 the precious metal gold equivalent ounces sold increased by 975 ounces or 5.4%, even though sales decreased by $6.6 million as a result of the average realized gold prices decreasing to $1,240 from $1,769 per ounce, a 30.0% decrease, and average per ounce silver prices decreasing to $19 from $32 per ounce, a 40.6% decrease when compared to the three months ended September 30, 2012. Based on reported precious metal prices for October 2013, we expect this year over year decrease in sales to continue at least through the fourth quarter of 2013, and longer if prices do not recover.  By-product revenues from copper, lead and zinc also decreased during the three months ended September 30, 2013 due in part to lower average realized prices for copper and zinc.  In addition, fewer tonnes of lead and zinc were sold due to a decrease in the average grade of lead and zinc mined during three months ended September 30, 2013.  Revenue generated from sale of base metals contained in our concentrates is considered a by-product of our gold and silver production.  (See “Production and Sales Statistics - La Arista Underground Mine” table below for additional information regarding our mineral production statistics for the three and nine months ended September 30, 2013 and 2012).

Sales for the nine months ended September 30, 2013 decreased by $5.0 million, or 4.8%, when compared to the corresponding period in 2012, even though precious metal gold equivalent ounces sold for the nine months ended September 30, 2013 increased to 63,998 ounces, or 15.5%, when compared to 56,291 ounces sold in the comparable preceding period.  The increase in sales in 2013 was due in part to the excess concentrate inventory that had accumulated at the end of 2012 as well as an increase in the number of tonnes of mineralized material that was processed through the mill.  Although the average grades for all metals mined were lower for the nine months ended September 30, 2013 as compared to 2012, the principal reason for the decrease in sales was due to lower realized gold and silver prices during the nine months ended September 30, 2013 as compared to 2012.  Gold prices realized for the nine months ended September 30, 2013 decreased by 15.0% to $1,437 per ounce from $1,690 per ounce for the nine months ended September 30, 2012, with average silver prices decreasing by 19.4% to $25 per ounce for the nine months ended September 30, 2013 from $31 per ounce in the nine months ended September 30, 2012. Aggregate by-product revenues from copper, lead and zinc for the nine months ended September 30, 2013 were comparable to the nine months ended September 30, 2012.

Production

For the three months ended September 30, 2013, mill production totaled 21,244 precious metal gold equivalent ounces compared to 22,336 precious metal gold equivalent ounces for the three months ended September 30, 2012.  The decrease in mill gold equivalent production for the three months ended September 30, 2013 as compared to 2012 was due in part to a higher gold to silver price conversion ratio used in the determining our gold equivalent ounces produced. See  “Production and Sales Statistics-La Arista Underground Mine” table below for additional information regarding our mineral production statistics.

We continue to focus on mining and construction activities at the La Arista underground mine.  Our production rate at La Arista is directly a result of mine construction and the establishment of sufficient stopes and working faces. A drift to access the mineralized zone referred to as Splay 5 was completed at the end of the second quarter of 2013.  Mining of mineralized material from this vein is expected to begin in the fourth quarter of 2013.  We are currently mining the wider veins using the long hole open stoping method, and the narrower veins using the cut and fill method.  We are also transitioning from manual to mechanized long hole stoping methods at the Arista vein, which we anticipate will result in increased mine production and provide more mineralized material for processing at our mill, in connection with our mill expansion project.

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

Production and Sales Statistics - La Arista Underground Mine
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Production Summary
Milled:
Tonnes Milled	84,017	76,786	232,940	211,792
Tonnes Milled per Day	913	835	853	773
Grade:
Average Gold Grade (g/t)	3.67	4.17	3.72	4.08
Average Silver Grade (g/t)	321	320	338	365
Average Copper Grade (%)	0.38	0.43	0.39	0.44
Average Lead Grade (%)	1.09	2.14	1.10	1.88
Average Zinc Grade (%)	2.73	4.43	2.71	4.01
Recoveries:
Average Gold Recovery (%)	91	88	90	89
Average Silver Recovery (%)	92	94	92	93
Average Copper Recovery (%)	78	75	78	74
Average Lead Recovery (%)	68	64	69	69
Average Zinc Recovery (%)	81	80	78	77
Mill production (before payable metal deductions)(1)
Gold (ozs.)	9,063	9,047	24,976	24,611
Silver (ozs.)	796,028	739,576	2,321,345	2,317,110
Copper (tonnes)	252	245	702	687
Lead (tonnes)	627	1,051	1,786	2,734
Zinc (tonnes)	1,851	2,705	4,932	6,567
Payable metal sold
Gold (ozs.)	7,683	7,287	23,934	20,317
Silver (ozs.)	741,757	599,501	2,360,655	1,982,868
Copper (tonnes)	229	214	728	596
Lead (tonnes)	585	869	1,724	2,231
Zinc (tonnes)	1,552	1,993	4,467	5,003
Average metal prices realized (5)
Gold (oz.)	$1,240	$1,769	$1,437	$1,690
Silver (oz.)	$19	$32	$25	$31
Copper (tonne)	$6,879	$8,161	$7,409	$8,162
Lead (tonne)	$2,111	$2,107	$2,241	$2,080
Zinc (tonne)	$1,848	$1,999	$1,967	$1,997
Precious metal gold equivalent ounces produced (mill production)(1)(3)(4)
Gold Ounces	9,063	9,047	24,976	24,611
Gold Equivalent Ounces from Silver	12,181	13,289	39,172	42,038
Total Precious Metal Gold Equivalent Ounces	21,244	22,336	64,148	66,649
Precious metal gold equivalent ounces sold(2)(3)(4)
Gold Ounces	7,683	7,287	23,934	20,317
Gold Equivalent Ounces from Silver	11,350	10,772	40,064	35,974
Total Precious Metal Gold Equivalent Ounces	19,033	18,059	63,998	56,291
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (2)	$756	$467	$609	$396

(1)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. Payable metal deduction quantities are defined in our contracts with the buyer of our concentrates and represent an estimate of metal contained in the concentrates produced at our mill, for which the buyer cannot recover through the smelting process. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates that are shipped, and those contained metal estimates derived from sampling methods and assaying throughout the mill production process.  The Company monitors these differences to insure that precious metal mill production quantities are materially correct. In addition, mill production quantities for the nine months ended September 30, 2012 do not reflect any deduction for 583 gold ounces and 45,432 silver ounces, respectively, (approximately 1,400 gold equivalent ounces) resulting from a settlement agreement with the buyer of our concentrates.

(2)	A reconciliation of this Non-GAAP measure to total mine cost of sales, the most comparable U.S. GAAP measure, can be found below in “Non-GAAP Measures”.
(3)

Precious metal gold equivalent mill production for the third quarter of 2013 of 21,244 ounces differs from gold equivalent ounces sold for the same period of 19,033 due principally to buyer (smelter) concentrate processing deductions of approximately 2,675 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 465 ounces..

(4)

Precious metal gold equivalent mill production for the nine months ended September 30, 2013 of 64,148 ounces differs from gold equivalent ounces sold for the same period of 63,998 principally due to buyer (smelter) concentrate processing deductions of approximately 6,759 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 6,609 ounces.

(5)

Average metal prices realized vary from the market metal prices due to out of period settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ to the market average metal prices in most cases.

Mine gross profit. For the three months ended September 30, 2013, mine gross profit totaled $11.4 million compared to $23.2 million for the three months ended September 30, 2012.  The decrease in gross profit principally results from higher operating costs and lower realized metal prices in the third quarter of 2013.  Our costs, including labor, have increased this year as we have been expanding our mill-processing capacity but we have not yet benefited from the anticipated expanded production. We are also mining deeper mineralized zones in the mine, and have incurred cost increases in personnel, on-site contractors, repairs and maintenance, security, safety costs, fuel, materials and supplies.  These factors have contributed to a decrease in our gross profit percentage from 64.3% for the three months ended September 30, 2012 to 38.8% for the three months ended September 30, 2013. For the nine months ended September 30, 2013, mine gross profit totaled $48.6 million compared to $70.6 million for the nine months ended September 30, 2012. Gross profit percentages for the nine months ended September 30, 2013 decreased to 49.4% from 68.3% for the nine months ended September 30, 2012. The decrease in mine gross profit from the prior period was also primarily due to an increase in operating costs and lower realized metal prices for the nine months ended September 30, 2013 as compared to 2012.

Net (loss) income. For the three months ended September 30, 2013, we realized a net loss of $1.8 million, or $(0.03) per basic share, as compared to net income $6.9 million, or $0.13 per basic share, for the comparable period of 2012.  The net loss for the three months ended September 30, 2013 principally resulted from lower realized prices on metals sold, and an increase in production costs, exploration and facilities and mine construction expenses. For the nine months ended September 30, 2013, net income was $4.2 million, or $0.08 per basic share, as compared to $24.5 million, or $0.46 per basic share, for the comparable period of 2012. The decrease in net income for the nine months ended September 30, 2013 of $20.0 million as compared to 2012 was also principally attributable to a decrease in metal prices, and higher production, general and administrative, exploration, and facilities and mine construction expenses.

Costs and expenses. Total costs and expenses during the three months ended September 30, 2013 were $13.3 million compared to $10.2 million during the comparable period of 2012, an increase of $3.1 million, or 30.4%, and principally resulted from an increase in facilities and mine construction expenses as discussed in more detail below.  Total costs and expenses during the nine months ended September 30, 2013 were $38.9 million compared to $27.9 million during the comparable period of 2012, an increase of $11.0 million, or 39.4%.The increase in cost and expenses for the nine months ended September 30, 2013, as discussed in more detail below, resulted from increases in exploration, general and administrative, and facilities and mine construction expenses.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2013 were $5.5 million, compared to $2.9 million for the same period of 2012.  General and administrative expenses for the nine months ended September 30, 2013 were $13.3 million, compared to $8.9 million for the same period of 2012. The increase in general and administrative expenses for the three and nine months ended September 30, 2013 principally resulted from an increase in compensation, insurance, computer IT support, investor relations and legal expenses.

Exploration expenses.  Exploration expenses totaled $2.0 million for the three months ended September 30, 2013 as compared to $1.9 million for the corresponding period in 2012.  The $0.1 million increase principally resulted from an increase in drilling activity at the El Aguila project. Exploration expenses totaled $8.2 million for the nine months ended September 30, 2013, resulting in an increase of $2.7 million when compared to $5.5 million for the nine months ended September 30, 2012.  The increase in 2013 principally resulted from an expanded drilling program, including on our Las Margaritas property during the first quarter of 2013 and from an aerial geophysical survey over our Oaxaca property trend.  Exploration costs associated with definition and delineation drilling of the La Arista vein system are reflected in facilities and mine construction expenses.

Facilities and mine construction expenses.  Facilities and mine construction expenses during the three months ended September 30, 2013 were $5.7 million, resulting in an increase of $0.3 million when compared to $5.4 million during the comparable period in 2012.  Facilities and mine construction expenses during the nine months ended September 30, 2013 were $17.4 million, resulting in an increase of $3.9 million when compared to $13.5 million during the comparable period in 2012. The increase in facilities and mine construction expenses for both the three and nine months ended September 30, 2013 was principally due to our mill expansion project that commenced in early 2013.   In addition to mine construction expenses, facilities and mine construction expense also includes drilling definition and delineation of the La Arista vein system.

Other expense. For the three months ended September 30, 2013, we recorded other expense of $0.7 million compared to other expense of $0.5 million during the same period of 2012.  For the nine months ended September 30, 2013, we recorded other expense of $2.6 million compared to other expense of $1.8 million during the same period of 2012. The $0.8 million increase in other expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 resulted from an increase in impairment of gold and silver bullion of $2.5 million, which was partially offset by a decrease in foreign currency losses of $1.9 million.

Provision (benefit) for income taxes.  During the three and nine months ended September 30, 2013, the Company recorded an income tax (benefit) expense of $(0.7) million and $3.0 million, respectively. During the three and nine months ended September 30, 2012, the Company recorded income tax expense of $5.6 million and $16.4 million, respectively.   The decrease in income tax expense during the three and nine months ended September 30, 2013 resulted from lower net income before taxes in 2013 as compared to 2012.

Non-GAAP Measures

Reconciliation of Non-GAAP Measures to Total Mine Cost of Sale

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

We use total cash cost, after by-product credits per precious metal gold equivalent ounce sold (including royalties) as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. By-product credits include revenues earned from all metals other than the primary precious metals sold.  Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  Total cash cost, after by-product credits, per precious gold equivalent ounce sold is a measure developed by the Gold Institute Standard in an effort to provide a uniform standard for comparison purposes. However, there can be no assurance that our reporting of this Non-GAAP measure is similar to that reported by other mining companies.

The following tables present a reconciliation between the non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the GAAP measure of total mine cost of sales and depreciation, accretion, reclamation and stock-based compensation for our operations at the El Aguila project for the three and nine months ended September 30, 2013 and 2012.

Total Cash Costs after By-Credit Credits (Non-GAAP)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except ounces sold and total cash cost per gold equivalent ounce)		(In thousands, except ounces sold and total cash cost per gold equivalent ounce)
Total cash cost (before by-product credits) (1)	$20,063	$15,580	$57,019	$41,493
By-product credits (2)	(5,676)	(7,147)	(18,039)	(19,227)
Total cash cost (after by-product credits)	14,387	8,433	38,980	22,266
Divided by precious metal gold equivalent ounces sold (3)	19,033	18,059	63,998	56,291
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	1,054	863	891	738
By-product credits per precious metal gold equivalent ounces sold (2)	(298)	(396)	(282)	(342)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$756	$467	$609	$396

(1)

Includes all direct and indirect operating cash costs related directly to our production of metals including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and general and administrative costs.

(2)	See table below for a summary of our by-product revenue and by-product credit precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio, at the La Arista underground mine.

Reconciliation to GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Total cash costs (after by-product credits)	$14,387	$8,433	$38,980	$22,266
Treatment and refining charges	(3,458)	(4,146)	(10,964)	(12,702)
By-product credits	5,676	7,147	18,039	19,227
Depreciation and amortization	717	556	1,810	940
Accretion	27	20	84	60
Reclamation costs	-	59	-	59
Stock-based compensation	679	800	1,871	2,988
Total mine cost of sales	$18,028	$12,869	$49,820	$32,838

Summary of By-Product Revenue and By-Product Credit Precious Metal Gold Equivalent Ounces Sold

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
By-product credits by dollar value:
Copper sales	$1,572	$1,651	$5,391	$4,863
Lead sales	1,236	3,767	3,864	9,819
Zinc sales	2,868	1,729	8,784	4,545
Total sales from by-products	$5,676	$7,147	$18,039	$19,227

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

By-product credits per precious metal gold equivalent ounce sold:
Copper ounces	$83	$91	$84	$86
Lead ounces	64	209	61	174
Zinc ounces	151	96	137	82
Total by-product precious metal gold ounces sold	$298	$396	$282	$342

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Mine gross profit	$11,377	$23,166	$48,555	$70,561
Stock-based compensation	679	799	1,870	2,988
Depreciation and amortization	717	556	1,810	940
Accretion	27	20	84	60
Cash flow from mine site operations	$12,800	$24,541	$52,319	$74,549

Liquidity and Capital Resources

As of September 30, 2013, we had working capital of $36.2 million, consisting of current assets of $50.9 and current liabilities of $14.7 million.  This represents a decrease of $9.8 million from the working capital balance of $46.0 million as of December 31, 2012.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, facilities and mine construction, and our dividends.

Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other expenditures.  Our mine construction activities, equipment purchases and operating costs at the La Arista mine are, in the aggregate, expected to be significantly higher in 2013 as compared to 2012 or 2011.  Due to these cost increases, which includes our El Aguila mill expansion project, and as a result of significant decreases in the market price of gold and silver in 2013 as compared to 2012, the Board of Directors elected to reduce the company’s monthly dividend of $0.06 per share to $0.03 per share effective April 2013.  There is no assurance as to what any future dividend may be.  We believe our mill expansion plans will position us to achieve higher mineral processing capacity in 2014 and subsequent years.

Our philosophy remains consistent in regard to targeted, calendar year cash distributions to our shareholders totaling approximately one-third of Cash Flow From Mine Site Operations, subject to special situations (See “Non-GAAP Measures” above). These cash distributions are subject to the laws of the State of Colorado that govern distributions to shareholders.  For the nine months ended September 30, 2013, we declared dividends of $19.1 million, representing 36.5% of Cash Flow From Mine Site Operations.

Upon declaration of a dividend, each shareholder has the option to subsequently convert that cash dividend into gold and/or silver bullion in accordance with the terms of our physical dividend program. To the extent we do not hold sufficient gold and silver bullion by the distribution payment date we must purchase gold and/or silver bullion in the market.  We intend to purchase gold and silver bullion in the market at various times throughout the year, and intend to hold quantities of gold and/or silver bullion to enable us to meet, at a minimum, our forecasted physical delivery requirements in the current and following month. During the nine months ended September 30, 2013, we purchased approximately 608 ounces of gold and no ounces of silver at market prices for a total cost of $1.0 million. During the nine months ended September 30, 2012, we purchased approximately 1,672 ounces of gold and 59,001 ounces of silver at market prices for a total cost of $4.7 million.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver dore, and a 5% net smelter returns royalty on sales of any concentrate.  We produce gold and silver in our copper, lead and zinc concentrates, but no gold and silver dore, at our La Arista underground mine.  Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.   We made royalty payments for the three and nine months ended September 30, 2013 of $1.3 million and $4.8 million respectively, and $1.5 million and $4.8 million for the nine months ended September 30, 2012.  We estimate that between $6 million and $7 million of royalty will be paid in 2013, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

For the nine months ended September 30, 2013, we spent $8.2 million for exploration drilling and other related activities at our El Aguila project and other exploration properties.  Our planned exploration expenditures are discretionary and could be significantly more or less depending on variables including the ongoing results from the exploration programs and market conditions. Exploration activities to further delineate and define our La Arista deposit are considered mine costs and classified as facilities and mine construction in the consolidated statement of operations, and are in addition to exploration expenditures mentioned above.

Cash and cash equivalents as of September 30, 2013 decreased to $17.6 million from $35.8 million as of December 31, 2012, a net decrease in cash of $18.2 million. The $18.2 million decrease in cash principally resulted from net cash generated from operating activities of $3.4 million and proceeds of equipment financing of $4.2 million, less capital expenditure of $5.9 million and dividends paid of $20.7 million.

Net cash used in investing activities for the nine months ended September 30, 2013 was $5.6 million compared to $6.4 million during the comparable period in 2012.  Cash used in investing activities during the nine months ended September 30, 2013 was the result of mine equipment purchases and purchases of gold and silver bullion.    Although most of our exploration stage expenditures are recorded as an expense rather than an asset, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture and electronics. The cost of acquiring these capitalized assets is reflected in our investing activities.

Net cash used in financing activities for the nine months ended September 30, 2013 was $15.9 million compared to $27.9 million during the same period in 2012, consisting of dividends paid of $20.7 million and $26.4 million, respectively.  In addition, we received proceeds from equipment financings of $4.2 million during the nine months ended September 30, 2013. The Board of Directors increased the monthly dividend to $0.06 per share in April 2012, and reduced the monthly dividend in April 2013 to $0.03 per share.

Critical Accounting Policies

There have been no material changes in our critical accounting policies since December 31, 2012.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•statements about our future exploration drilling and plans for construction of our properties;

•statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and avoided expenses and expenditures; and

•statements of our expectations, beliefs, future plans and strategies, our targets, exploration activities, anticipated developments and other matters that are not historical facts.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC and the following:

•commodity price fluctuations;

•the level of demand for our products;

•our costs;

•ability and timing of sufficient mine construction.

•unexpected changes in business and economic conditions, including the rate of inflation;

•changes in interest rates and currency exchange rates;

•decisions of foreign countries and banks within those countries;

•violence and crime associated with drug cartel activity in Mexico;

•natural disasters such as earthquakes or weather-related events;

•changes in our business strategy, plans and goals;

•technological changes in the mining industry;

•changes in exploration and overhead costs;

•access and availability of materials, equipment, supplies, labor and supervision, power and water;

•results of current and future feasibility studies;

•interpretation of drill hole results and the geology, grade and continuity of mineralization;

•the uncertainty of mineralized material estimates and timing of construction expenditures;

•lack of governmental and/or local support for mining operations; and

•changes in labor, income tax, royalties and other laws and regulations.

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

At September 30, 2013, we had outstanding provisionally priced sales of $28.1 million consisting of 8,228 ounces of gold and 714,344 ounces of silver, 221 tons of copper, 571 tons of lead and 1,436 tons of zinc which in the aggregate had a fair value of approximately $29.1 million, including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.3 million.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013 our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, including our consolidated subsidiaries, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for Gold Resource Corporation’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of our motion to dismiss in the securities class action lawsuit and the stay has been extended pending the appeal. There has been no discovery as the case is in its initial stages and accordingly, we are not in a position to assess the likelihood or estimate the potential range of loss associated with this matter; however, pursuant to our articles of incorporation, we are obligated to indemnify our officers and directors with respect to this litigation and our company will bear the cost associated with defense of these claims.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date.  During the three and nine months ended September 30, 2013, we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

ITEM 6: Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and Joe A. Rodriguez.*

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2013, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*

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

GOLD RESOURCE CORPORATION

Dated: November 7, 2013		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Bradley

GOLD RESOURCE CORPORATION

Dated: November 7, 2013		/s/ Joe A. Rodriguez
	By:	Joe A. Rodriguez,
Chief Financial Officer