Form 10-K
period 2013-12-31
GOLD RESOURCE CORP
filed 2014-04-01
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

xANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

¨TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Act.     Yes   ¨    No   x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ¨    No   x

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   x     No   ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).     Yes   x     No   ¨

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	¨	Accelerated filer	x

Non-accelerated filer	¨ (Do not check if a smaller reporting company)	Smaller reporting company	¨

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¨ No  x

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $315,940,373 based on the closing price of the common stock of $8.71 as reported on the NYSE MKT, LLC.

As of March 31, 2014 there were 54,179,369 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

 CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

AND USE OF CERTAIN MINING TERMS

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Guide 7”), because we do not have reserves as defined under Guide 7.  Reserves are defined in Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination.  The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.  Since we have no reserves as defined in Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under relevant accounting principles.  Although for purposes of ASC 915 Development Stage Entities we have exited the development stage and no longer report inception to date results of operations, cash flows and other financial information, we will remain an exploration stage company under Guide 7 until such time as we demonstrate reserves in accordance with the criteria in Guide 7.

Since we have no reserves, we have and will continue to expense all mine construction, mill and other mine facility construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year.  We also expense our reclamation and remediation costs at the time the obligation is incurred.  Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold.  As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

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

In addition to the specific factors identified under “Item 1A. Risk Factors” in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	Decisions of foreign countries and banks within those countries;
•	Unexpected changes in business and economic conditions, including the rate of inflation;
•	Changes in interest rates and currency exchange rates;
•	Timing and amount of production, if any;
•	Technological changes in the mining industry;
•	Our costs;
•	Changes in exploration and overhead costs;
•	Access and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our products;
•	Changes in our business strategy, plans and goals;
•	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations,
•	Acts of God such as floods, earthquakes and any other natural disasters.
•	The uncertainty of mineralized material estimates and timing of mine construction expenditures; and
•	Commodity price fluctuations.

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

ITEM  1.BUSINESS

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

We completed our initial public offering (“IPO”) in August 2006. Since that time, we have raised additional capital pursuant to several private placements of our common stock. We used the proceeds of our IPO and additional private placements to conduct exploration activities at the El Aguila property (part of the Oaxaca Mining Unit). Based on our successful exploration efforts, we decided on April 11, 2007 to move forward to construct a mill and a mine at the El Aguila Project. We used the funds from subsequent private placements to build the Project. We began mining and milling operations at the El Aguila Project on July 1, 2010. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information. The El Aguila Project includes approximately 27,104 hectares of mining concessions, an access road from a major highway, haul roads, a mill facility and adjoining buildings, including an assay lab, an open pit and underground mine, tailings pond and other infrastructure. See “Item 2. Properties” for additional information.

Our principal executive offices are located 2886 Carriage Manor Point, Colorado Springs, Colorado 80906, and our telephone number is (303) 320-7708.  We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the SEC.

Our operations in Mexico are conducted through our wholly-owned Mexican subsidiary, Don David Gold Mexico S.A.de C.V. In November 2013, we divested our interest in Golden Trump Mexico S.A. de C.V.

Please refer to page 24 of this report for a glossary of certain terms used in this report.

Developments During 2013

We completed our third full year of mining operations in 2013. Two mines are located at our El Aguila Project; the El Aguila open pit mine and the La Arista underground mine. Mining at the El Aguila open pit mine was essentially completed in 2010 and we transitioned to processing mineralized material from the La Arista underground mine in March 2011. We produced metal concentrates from the La Arista underground mine with gold and silver as our primary metal products and copper, lead and zinc as by-products.

During 2013, we continued to develop the La Arista underground mine, including reaching Level 17 on the decline ramp by year end. We developed multiple stopes and working faces for mining, predominantly from Level 10 to Level 16 during the year.  Mine infrastructure including water pump stations, ventilation fans and a mine communication system were completed in 2013.  The mining methods of long-hole stoping and cut-and-fill were utilized.

We also completed our mill expansion project during 2013, which increased the processing capacity of the flotation circuit of the El Aguila mill facility to a nominal 1,500 tonnes per day.  The expansion included the addition of a second ball mill on the flotation circuit, doubling the amount of flotation cells, a Knelson concentrator and thickener surge tanks. We spent approximately $7.5 million and completed the mill expansion during the fourth quarter of 2013. We expect optimization of the expanded mill to continue into 2014.

In the fourth quarter of 2013, the Mexican federal government enacted a tax reform package that will be effective as of January 1, 2014. There are a number of significant changes in the Mexican tax reform package. The planned corporate income tax rate reductions to 29% in 2014 and 28% thereafter have been repealed and the corporate tax rate will remain at 30%. The tax base for income tax has been amplified considering certain limitations on deductions.  The business flat tax (IETU) has been repealed. A special mining royalty tax of 7.5% will apply to net profits derived by a property concession holder from the sale or transfer of extraction related activities. Net profits for the purpose of this royalty will be determined in a manner similar to the calculation of general taxable income with certain deductions not available, including for investment in fixed assets and interest. In addition, owners of mining concessions will be required to pay an additional extraordinary 0.5% royalty fee on gross revenue derived from the sale of gold, silver and/or platinum. Further, a 10% withholding tax on dividend distributions has been introduced but will not supersede treaty rates.

Production Summary

During 2013, mill production totaled 84,835 ounces of precious metal gold equivalent from the El Aguila Project, which was a 6.2% decrease in mill production from 2012.  We processed an aggregate of 316,270 tonnes of mineralized material with an average grade of 3.72 grams per tonne gold and 326 grams per tonne silver. See the table titled “Production and Sales Statistics—El Aguila Project” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for detailed information regarding our production statistics.

Exploration

Exploration during 2013 continued to focus primarily on the El Aguila Project with infill and step-out drilling at the La Arista vein system. We identified a potential new area of mineralization we refer to as “Switchback” approximately 500 meters northeast of the La Arista deposit, for which drill results showed multiple veins over a 68 meter interval.  We also performed exploration at several of our other properties, including continuing a surface drill program on portions of the Las Margaritas property that focused on previously identified drill targets. Please see the map of our properties on page 18 for more information regarding our exploration properties. To date, we have not established proven or probable reserves as defined in the SEC’s Industry Guide 7 (“Guide 7”) at our El Aguila Project or any of our other properties. See “Item 2. Properties” for additional information regarding our exploration activities.

Dividends

We declared an aggregate of $0.43 per share in dividends in 2013. In April 2012, we commenced a physical dividend program pursuant to which our shareholders have the option to convert the cash dividends we pay into physical gold and silver bullion and take delivery of their metal. See, “Item 5. Market For Common Equity, Related Stockholder Matters and Purchase of Equity Securities,” for additional information.

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

We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Any mineralized material discovered or produced by us should not be considered proven or probable reserves. As of December 31, 2013, none of our mineralized material met the definition of proven or probable reserves.

An estimate of proven and probable reserves in compliance with Guide 7 is currently in preparation for the La Arista Underground Mine on the El Aguila Project.

Competitive Business Conditions

The exploration for, and the acquisition of gold and silver properties, are subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time–consuming endeavor. Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, advancement of mining properties. Our present limited capital means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

Government Regulations and Permits

In connection with mining, milling and exploration activities, we are subject to extensive Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The department responsible for environmental protection in Mexico is SEMARNAT, which is similar to the United States Environmental Protection Agency. SEMARNAT has broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust and noise.

In connection with our mill and mining operations at the El Aguila Project, we have and may continue to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental (“MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for their review and it has been approved. Studies required to support the MIA include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. Although the regulatory process in Mexico has a public review component, proof of local community support for a project is required to gain final MIA approval. We have received the required local community support for the El Aguila area from which we are currently producing.

We received a federal permit granting permission to begin open pit mining at the El Aguila Project from SEMARNAT in August 2009 and commenced mining operations soon thereafter. In December 2009, we also received a permit allowing us to begin developing our underground mine. We purchased a permitted water well for the mill site at the El Aguila Project. We believe the water provided by this well should be adequate to meet the needs for any mining activity for the foreseeable future, but any extreme seasonal changes may limit our water supply, which could adversely affect our mining operations.

We have obtained, and plan to obtain at the appropriate time, environmental permits, licenses or approvals required for operations. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

Customers

During the year ended December 31, 2013, 100% of our total sales of metals concentrate were made to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V., a Trafigura Group Company. In the event that our relationship with Trafigura is interrupted for any reason, we believe that we would be able to locate another entity to purchase our metals concentrate and by-product metals. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options of alternative sales outlets to mitigate the concentration of risk with one concentrate buyer in case of any unforeseen disruptions.

Employees

We currently have nine full-time employees, five of which serve as our executive officers. These individuals devote all of their business time to our affairs.

During 2013, we divested a wholly-owned Mexican subsidiary that employed our Mexican employees and our El Aguila Project Manager is currently our only Mexican employee. We contract for the services of our approximately 350 former employees with the firm that acquired our subsidiary and also use various independent contractors for constructing our underground mine, surface exploration drilling and trucking.

ITEM 1A.RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operation, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Our existing production is limited to a single mine and any interruptions or stoppages in our mining activities would adversely affect our revenue. We are presently relying on a single mine to provide mineralized material for processing at our mill facility which we sell to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to collect revenue following such interruption. Additionally, if we are unable to economically develop additional mines, we will eventually deplete the body of mineralized material and will no longer generate revenue sufficient to fund our operations. A decrease in or cessation of our mining operations would adversely affect our financial performance and may eventually cause us to cease operations.

If we are unable to achieve gold and silver production levels anticipated from our El Aguila Project, our financial condition and results of operation will be adversely affected. We have proceeded with the processing of the mineralized material from the La Arista underground mine at the El Aguila Project based on estimates of mineralized material identified in our drilling program and estimates of gold and silver recovery based on test work developed during our scoping study. However, risks related to metallurgy are inherent when working with extractable minerals. Sales of gold and silver that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration. This risk may be increased since we have not completed a feasibility study or reserve report with regard to any of our properties. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock and you may lose all or part of your investment.

We have no proven or probable reserves and our decision to commence production was not based on a study demonstrating economic recovery of any mineral reserves and is therefore inherently risky. Any funds spent by us on exploration or mine construction could be lost. We have not established the presence of any proven or probable mineral reserves, as defined by the SEC, at any of our properties. Under Guide 7, the SEC has defined a “reserve” as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Any mineralized material discovered or produced by us should not be considered proven or probable reserves.

In order to demonstrate the existence of proven or probable reserves, it would be necessary for us to perform additional exploration to demonstrate the existence of sufficient mineralized material with satisfactory continuity and obtain a positive feasibility study or other Guide 7 compliant report which demonstrates with reasonable certainty that the deposit can be economically and legally extracted and produced. We have not completed a feasibility study with regard to all or a portion of any of our properties to date. Since we commenced processing of mineralized material at the El Aguila Project without a feasibility study, there is inherent uncertainty as to whether the mineralized material can be economically produced or if so, for what period of time. The absence of proven or probable reserves makes it more likely that our properties may cease to be profitable and that the money we spend on exploration and mine construction may never be recovered.

Since we have no proven or probable reserves, our investment in mineral properties is not reported as an asset in our financial statements which may cause volatility in our net earnings and have a negative impact on the price of our stock. We prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and report substantially all exploration and construction expenditures as expenses until such time, if ever, we are able to establish proven or probable reserves. Since it is uncertain when, if ever, we will establish proven or probable reserves, it is uncertain whether we will ever report these types of future capital expenditures as an asset. Accordingly, our financial statements report fewer assets and greater expenses than would be the case if we had proven or probable reserves, which could produce volatility in our earnings and have a negative impact on our stock price.

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated. When making determinations about whether to advance any of our projects, such as the El Aguila Project, we rely upon estimated calculations as to the mineralized material on our properties. Since we have not conducted a feasibility study demonstrating proven or probable reserves, estimates of mineralized material presented in our press releases and regulatory filings contain less certainty than would be the case if the estimates were made in accordance with the SEC-recognized definition of proven or probable reserves. Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably and any decision to move forward with mine construction and mineral processing is inherently risky. Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. This risk is increased since we have not received a feasibility study on any of our properties. There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale. These in-place mineralized material estimates will be diluted in the mining process.

 We have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements.  As described in “Item 9A. Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2013 because certain material weaknesses existed in our internal control over financial reporting related to the validation of the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions and the presentation of income tax expense. We are working to remediate these material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information. Additionally, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. These events could have a material adverse effect on our operations, result in sanctions or investigations by regulatory authorities, or loss of investor, supplier and customer confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties. The profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and mine construction, if warranted, are directly related to the market price of gold, silver and other metals. The price of gold may also have a significant influence on the market price of our common stock. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the prices of gold and silver may prevent our properties from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold or silver prices. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

Mineral	2009	2010	2011	2012	2013
Gold	$972.00	$1,225.00	$1,572.00	$1,669.00	$1,225.00
Silver	$14.67	$20.19	$35.12	$31.15	$19.61

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

We have incurred substantial losses in the past and may not continue to be profitable.  During the fiscal years ended December 31, 2013, 2012 and 2011, we reported net income of $0.1 million, $33.7 million and $58.4 million, respectively. We had an accumulated deficit of approximately $5.8 million as of December 31, 2013. While we were profitable during the past three years, our margins have decreased on a year-over-year basis and, there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses or the revenue we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and you may lose all or part of your investment.

We may require significant additional capital to fund our business plan. We may be required to expend significant funds to determine if mineralized material and or proven or probable mineral reserves exist at any of our non-producing properties, to continue exploration and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We have spent and may be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material. If we do locate commercially mineable material or decide to put additional properties into production, we may be required to continue to develop the Arista underground mine, upgrade our milling facility at the El Aguila Project or construct new facilities.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and prospective results of operations, the status of the national and worldwide economy, the price of gold, silver and other valuable metals and the costs associated with extracting them. In general, capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities. The mining sector has also been negatively impacted by declining metal prices. We may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our potential interest in our properties.

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

Exploration, and if deemed feasible, development of mineral properties is inherently risky and could lead to unproductive properties and/or capital investments. Our long-term success depends on our ability to identify additional mineral deposits on the El Aguila Property and any other properties that we may acquire and to develop one or more of those properties into commercially viable mining operations.  Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive.  These risks include unusual or unexpected geologic formations, and the inability to obtain suitable or adequate machinery, equipment or labor.  The success of gold exploration is determined in part by the following factors:

•	The identification of potential gold mineralization based on surface analysis;
•	Availability of government-granted exploration and construction permits;
•	The quality of our management and our geological and technical expertise; and
•	The capital available for exploration.

 T

Substantial expenditures are required to establish proven or probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining.  Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves.  The decision to abandon a project may have an adverse effect on the market value of our securities and the ability to raise future financing.

We currently do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our gold and silver production and, as a result, we are exposed to the impact of any significant decrease in the price of gold or silver. We sell the gold and silver we produce at prevailing market prices. Currently, we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future gold or silver production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold or silver price, but we are not protected against decreases in the gold or silver price. If the gold or silver price decreases significantly, our revenues may be materially adversely affected.

Our current property portfolio is limited to a single producing property and our ability to remain profitable over the long term will depend on our ability to expand the known deposits like La Arista and /or identify, explore and develop additional properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. The acquisition of gold and silver properties and their exploration, mine construction and mining activities are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for these types of activities may be in a better position than us to compete for such mineral properties. If we are unable to find, advance, and economically mine new properties, we most likely will not be profitable on a long term basis and the price of our common stock may suffer.

Our producing property is subject to a lease in favor of a third party which provides for royalties on production. We lease a portion of our El Aguila property from a third party. The leased portion of the property provides for a net smelter return royalty of 4% where production is sold in the form of gold/silver doré and 5% where production is sold in concentrate form. All of our production to date has been from the leased property and processed and sold as concentrate. The requirement to pay royalties to the owner of the concessions at our El Aguila property, which includes the open pit mine and underground mine, will reduce our profitability from production of gold or other precious metals.

Our profits will be subject to a new royalty tax imposed by the Mexican government beginning in 2014.  The Mexican government recently enacted tax reform legislation which requires mineral producers such as us to pay a royalty tax to the government of 7.5% on net profits from metal concentrate sales and an additional 0.5% royalty fee on gross sales of precious metals of gold, silver and platinum.  This new legislation may significantly and adversely affect our results of operations, including our cash flows, which may in turn affect the amount of capital we have available for typical uses of cash, including but not limited to, reinvestment into our business, funding new projects and paying dividends to our shareholders.

The facilities and construction of our underground mine and optimization and operation of our mill are subject to all of the risks inherent in construction and operations. These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage a combination of American and Mexican subcontractors and material suppliers in connection with the continued mine construction of the El Aguila Project. While we anticipate taking all measures which we deem reasonable and prudent in connection with our facilities and mine construction of the underground mine and the operation of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

Our underground mining operations are subject to unique risks. The exploration for minerals, mine construction and  mining operations from an underground mine involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial position.

Our operations are subject to permitting requirements which could result in the delay, suspension or termination of our operations. Our operations, including our ongoing exploration drilling program and production at the El Aguila Project, require permits from the Mexican government. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.

We have been named as a defendant in securities class action and shareholder lawsuits which could result in substantial damages and may divert management’s time and attention from our business.  We and certain of our officers and directors are named as defendants in a securities class action lawsuit, which is being appealed following its dismissal with prejudice, and also in a shareholder derivative lawsuit, each filed in the U.S. District Court for the District of Colorado and described in more detail in “Item 3. Legal Proceedings.” These lawsuits and any other related lawsuits are subject to inherent uncertainties, and the actual costs to be incurred relating to these lawsuits will depend upon many unknown factors. The outcome of the litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, and we cannot be certain how long it may take to resolve the litigation or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations, financial position and stock price.

Our properties are located in Mexico and are subject to changes in political or economic conditions and regulations in that country. All of our existing properties are located in Mexico. The risks with respect to Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation.    In addition, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of  property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, water use and mine safety. The effect of these factors cannot be accurately predicted but may adversely impact our operations.

We do not insure against all of the risks to which we may be subject in our operations. While we currently maintain insurance against general commercial liability claims and the physical assets at our El Aguila Project, we do not maintain insurance to cover all of the potential risks associated with our operations. We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and mine construction, which risks may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

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

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties and personnel on a global basis. We are an insignificant participant in the gold mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate that we will compete with other companies in our industry to hire additional qualified personnel which will be required to successfully operate our mine and mill site. We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties.

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

Our activities are subject to significant environmental regulations, which could raise the cost of doing business or adversely affect our ability to develop our properties. Our mining operations are subject to environmental regulation by SEMARNAT, the environmental protection agency of Mexico. Regulations governing advancement of new projects or significant changes to existing projects require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental, be prepared by a third party contractor for submission to SEMARNAT. Studies required to support this impact statement include a detailed analysis of many subject areas, including soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. We may also be required to submit proof of local community support for a project to obtain final approval. If an environmental impact statement is adverse or if we cannot obtain community support, our ability to develop our properties could be adversely affected. Significant environmental legislation exists in Mexico, including fines and penalties for spills, release of emissions into the air, seepage and other environmental damage, which fines or penalties could adversely affect our financial condition or results of operation.

Our continuing reclamation obligations at the El Aguila Project and our other properties could require significant additional expenditures.  We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the El Aguila Project. We have reserved a liability on our balance sheet to cover the estimated fair value of our reclamation obligation.  However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out.  Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations, and further, that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses. Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

•	Economically insufficient mineralized material;
•	Fluctuation in production costs that make mining uneconomical;
•	Labor disputes;
•	Unanticipated variations in grade and other geologic problems;
•	Environmental hazards;
•	Water conditions;
•	Difficult surface or underground conditions;
•	Industrial accidents;
•	Metallurgic and other processing problems;
•	Mechanical and equipment performance problems;
•	Failure of pit walls, dams, declines, drifts and shafts;

•	Unusual or unexpected rock formations;
•	Personal injury, fire, flooding, cave-ins and landslides; and
•	Decrease in the value of mineralized material due to lower gold and silver prices.

Any of these risks can materially and adversely affect, among other things, the construction of properties, production quantities and rates, costs and expenditures, potential revenues and targeted production dates. We currently have limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business. Due to the relatively limited number of personnel that we employ and our status as an exploration stage company, we are dependent on a limited number of individuals to run our business.  These individuals include our executive officers, including Jason Reid, Joe Rodriguez, Rick Irvine and Barry Devlin.   If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them.  There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

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

We identified a material weakness in our internal control over financial reporting in a prior period, and if we are unable to achieve and maintain effective internal  control over financial reporting, investors could lose confidence in our financial statements and our company, which could have a material adverse effect on our business and stock price. In order to provide reliable financial reports and operate successfully as a publicly traded company, we must maintain effective control over our financial reporting. In connection with the restatement of certain interim financial statements during 2012, we determined and reported to our external auditors there was an internal control deficiency in our concentrate sales process at March 31, 2012 and June 30, 2012 that did not prevent or detect on a timely basis the potential impact to concentrate sales that resulted from material variances between assays from concentrate samples taken at the mine site, and assays from samples taken at the buyer’s warehouse, prior to final settlement with the buyer. Management concluded that concentrate sales should have been adjusted at the time the material assay differences were known, even though final settlement had not yet occurred.

We have determined that this material weakness was remediated and did not exist as of December 31, 2013. However, we can make no assurances that additional material weaknesses or significant deficiencies may not subsequently arise. If we fail to achieve and maintain effective internal control over financial reporting and disclosure controls and procedures, it could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations, result in material misstatements in our financial statements, restatement of financial statements, sanctions or investigations by regulatory authorities, or loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.

 Our directors and officers may be protected from certain types of lawsuits. The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the company. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. Additionally, we entered into individual indemnification agreements with our current directors and officers and we intend to execute substantially similar agreements with future directors and officers. The exculpation provisions of any of these items may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.  Pursuant to the terms of the indemnification agreements, we are required to advance funds to our directors and officers prior to the final disposition of any threatened or actual legal proceeding, and including in the event it is ultimately determined that such officer or director is not entitled to indemnification pursuant to the terms of the indemnification agreement, in which case we will depend on reimbursement of advanced expenses from such individual.

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to other risk factors identified and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock:

•	Changes in the worldwide price for gold and/or silver;
•	Volatility in the equities markets;
•	Disappointing results from our exploration or production efforts;
•	Producing at rates lower than those targeted;
•	Political and regulatory risks;
•	Weather conditions, including unusually heavy rains;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects;
•	Actions by government central banks; and
•	General economic trends.

During the 2013 calendar year the price of our stock has ranged from a low of $4.49 to a high of $15.85. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

Past payments of dividends on our common stock are not indictors of future payments of dividends. In 2012, we instituted a monthly cash dividend payable to holders of our common stock.  As of March 5, 2014, the instituted monthly dividend is $0.01 per share per month, reduced from $0.06 and $0.03 per share on two previous occasions. However, our ability to continue to pay dividends in the future will depend on a number of factors, including cash flow, mine construction requirements and strategies, other acquisition and/or construction projects, spot gold and silver prices and taxation and general market conditions. Further, a portion of our cash flow will likely be retained to finance our operations. Any material change in our operations may affect future dividends which may be modified at the discretion of our Board of Directors. Any decrease in our monthly dividend would likely have an adverse impact on the price of our common stock.

The sale of common stock by certain of our shareholders may depress the price of our common stock due to the limited trading market which exists. Due to a number of factors, the trading volume in our common stock has historically been limited.  The sale of a significant amount of common stock by our principal shareholders, including Hochschild Mining Holdings Limited, may depress the price of our common stock. As a result, your investment in our common stock may be adversely affected.

A small number of existing shareholders own a significant amount of our common stock, which could limit your ability to influence the outcome of any shareholder vote. Our executive officers and directors beneficially own approximately 7.1% of our common stock and our largest shareholder owns approximately 17.5% of our common stock as of March 31, 2014. Under our Articles of Incorporation and Colorado law, the vote of a majority of the shares outstanding is generally required to approve most shareholder action. As a result, this group may be able to influence the outcome of shareholder votes for the foreseeable future, including votes concerning the election of directors, amendments to our Articles of Incorporation or proposed mergers or other significant corporate transactions. We have no existing agreements or plans for mergers or other corporate transactions that would require a shareholder vote at this time. However, you should be aware that you may have limited ability to influence the outcome of any vote in the future.

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

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and also to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 31, 2014, there were 54,179,369 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then outstanding shares without further shareholder approval. Because we experience lower trading volume in our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

ITEM  1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM  2.PROPERTIES

We classify our mineral properties into two categories: “Operating Properties” and “Exploration Properties”. Operating Properties are properties on which we operate a producing mine and are what we consider a “material” property in accordance with Guide 7. We currently have an interest in six properties, including one Operating Property and five Exploration Properties, in the southern state of Oaxaca, Mexico. All of the properties are located in what is known as the San Jose structural corridor, which runs north 70 degrees west. Our properties comprise 55 continuous kilometers (34 miles) of this structural corridor, which spans three historic mining districts in Oaxaca.

The map below shows the general location of our six properties:

PUEBLA
VERACRUZ
GUERRERO
CHIAPAS
OAXACA
Oaxaca
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Sarabia
Las Margaritas
El Rey
El Chamizo
El Aguila
Alta Gracia
El Fuego
El Barrio de la Soledad
Union Hidalgo
Juchitan de Zaragoza
San Francisco Ixhuatan
Salina Cruz
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juguila
San Pedro Mixtepec
Therra Blanca
Puerto Escondido
Chacalapa
San Pedro Pochutla
Puerto Angel
Pacific Ocean
Gulf of Tehuantepect
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State

As described in more detail in “Mining Concessions and Regulations” below we are granted concessions from the Mexican federal government to explore and mine our properties in Mexico.  Certain properties are held by us in fee as the concession holder and other properties we lease from a third party.  We are required to pay concession fees to the Mexican government to maintain our interest in these concessions, and we pay concession fees for all of our mineral properties, including those which are subject to the third-party lease.  The table below details information related to the mining concessions that comprise our six properties in Oaxaca:

	Concession Name(s)	Size	Ownership	Acquisition Date	2013 Maintenance Fees Paid
		(in hectares)
Operating Properties:
El Aguila	El Aguila and Mina El Aire	971	Lease, subject to royalty	2002	$11,387
El Aguila	El Chacal and El Pilon	1,445	Concession holder, subject to royalty	2010	3,988

El Aguila	El Pitayo 1, 2, 3 and 4, El Talaje and San Luis	4,775	Concession holder	2008	13,176
El Aguila	El Zorrito	9,828	Concession holder	2009	27,122
El Aguila	El Coyote and La Curva	7,245	Concession holder	2010	9,668
El Aguila	Zopi	750	Concession holder	2011	1,001
El Aguila	San Miguel Fracc 1 and San Miguel Fracc 2	2,090	Concession holder	2013	933
Total :		27,104			$67,275

Exploration Properties:
El Rey	El Rey	172	Lease, subject to royalty	2002	$1,909
El Rey	El Virrey, La Reyna	728	Concession holder	2005	8,082
El Rey	El Marquez	1,874	Concession holder	2009	5,170
El Chamizo	El Chamizo	26,386	Concession holder	2011	35,209
El Chamizo	San Pedro Fracc 2	1,860	Concession holder, subject to royalty	2013	10,325
Alta Gracia	David 1, David 2 and La Herradura	5,175	Concession holder	2008	14,281
Las Margaritas	La Tehuana	925	Concession holder	2002	18,071
El Fuego	San Pedro Fracc 1	2,554	Concession holder, subject to royalty	2013	14,176
Total:		39,674			$107,223

Operating Properties

The El Aguila Project

Background

The El Aguila Project currently comprises 16 mining concessions aggregating 27,104 hectares as described in the table above.

In 2002, we leased the El Aguila,  El Aire and La Tehuana concessions from a third party. The El Aguila and El Aire concessions are part of the El Aguila Project and the La Tehuana concession comprises the Las Margaritas property. The El Aguila lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver doré and 5% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations, which primarily consists of paying the appropriate royalty to the lessor.

In 2010, we subsequently acquired from a third party, at no additional cost, the El Chacal and El Pilon concessions, which are subject to a 2% royalty, but are not subject to the El Aguila lease agreement.  We filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from the third party. The mineral concessions making up the El Aguila Project are located within the San Pedro Totolapam Ejido.

Location and Access

The El Aguila Project is located in the Sierra Madre del Sur mountains of southern Mexico, in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers (75 miles) southeast of Oaxaca City, the state’s capital city. At the village of San Jose de Gracia, the property is approximately four kilometers (2 ½ miles) due northwest from the village. We have constructed gravel and paved road from the village to the mine and mill sites which supports adequate access to the property by all necessary vehicles.

The climate of the El Aguila Project area is dry and warm to very warm with most rainfall occurring in the summer and annual precipitation averaging only 423.7 mm (17 inches). The average yearly temperature is 26.6 degrees centigrade (80°

F). The area is very rocky with scarce vegetation. Subsistence farming occurs and the main agricultural crop is agave cactus that is cultivated for the production of mezcal.

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

Facilities

We constructed a mill facility and infrastructure at the El Aguila Project for approximately $35 million in 2009 and expanded the mill facility in 2012 and 2013 for $23 million. The mill is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic mineralized material and producing up to three separate concentrate products for sale, and an agitated leach circuit capable of producing gold and silver doré for sale. The leach circuit has not been operated on a commercial scale to date. The mill expansion completed at the end of 2013 increased the number of flotation cells and added a second ball mill to allow for additional processing capacity. Depending on the specific type and characteristics of the mineralized material the mill, can process sulfide material in its flotation circuit at a nominal 1,500 tonnes of mineralized material per day or 540,000 tonnes per year. The agitated leach circuit can process a nominal 300 tonnes per day.

Power is provided by diesel generators at the site. We obtained water rights from the Mexican government for an amount of water we believe is sufficient to meet our operating requirements and pump it approximately five kilometers to the site from a permitted well located near the Totolapam River.

Additional improvements at the site include installation of a new diesel generation power plant and switch gear, paving a 3 kilometer section of the access road from the major highway, construction of a new surface maintenance garage and fuel station, haul roads from the mine site to the mill, mill facility office space, an assay lab, an exploration office, a tailings impoundment facility and other infrastructure.

In October 2007, we acquired an additional parcel of land for $153,000 which is approximately five hectares in size and adjacent to the community of San Jose de Gracia. We have completed construction of an employee housing facility on this parcel for approximately $1.9 million that includes 10 buildings and houses approximately 50 people.

Exploration Activities

The early history of activity at the El Aguila Project, as known by us, is prospecting and limited mining for gold and silver from the early 1900’s to the mid 1960’s. In 1998, the concessions were leased to Apex Silver Corporation of Denver, Colorado. Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters, or 4,074 feet). The results did not meet Apex’s expectations so it cancelled its lease on the property in 2002. We leased the property from a third party in October 2002.

In August 2003, we commenced an initial drilling and exploration program. Through 2013, we have drilled a total of 628 core holes (both surface and underground) equaling 177,691 meters (582,976 feet) and 166 reverse circulation holes equaling 14,367 meters (47,136 feet) for a total of 794 holes totaling 192,058 meters (630,112 feet).

Exploration at the El Aguila Project includes drilling the El Aguila open pit mineralization and drilling the El Aire vein system mineralization and the discovery and subsequent detailed drilling of the La Arista vein system. The La Arista vein system is made up of two primary veins, the Baja vein and the Arista vein which are approximately 30 meters apart but also include multiple near parallel veins of varying length. Currently more than 10 veins have been identified with indications of at least 4 more. The drilling of the La Arista vein system has shown mineralized material over 1,000 meters of strike length and more than 500 meters of depth with veins open along strike and depth.

Drilling at El Aguila in 2013 was mainly a continuation of the previous year’s activities of infill and step out drilling from the mine.  In 2013, 158 diamond drill holes (both surface and underground) totaling 51,924 meters (170,354 feet) were completed on the El Aguila Project.

Drilling continued to intercept high grade gold and silver mineralization in the La Arista deposit including 4.7 meters of 3.1 grams per tonne gold and 2,658 grams per tonne silver in a vein called “Splay 5.”.  Additional new exploration developments included the discovery of an area we refer to as “Switchback,” one of numerous parallel structures to the La Arista deposit targeted during 2013.  The Switchback is located approximately 500 meters northeast of the La Arista deposit and multiple veins were intercepted over a 68 meter interval.  Within this interval, a strongly mineralized zone measuring 15.5 meters wide averaged 2.95 grams per tonne gold, 86 grams per tonne silver, 0.44% copper, 0.84% lead, 2.09%t zinc and included 2.2 meters of 12.91 grams per tonne gold, 410 grams per tonne silver, 1.20% copper, 2.49% lead and 4.33% zinc.

Other activities at El Aguila during 2013 included surface structural mapping, alteration mapping and geochemical sampling. An airborne magnetic and radiometric geophysical survey was also completed over a large area of the El Aguila Project.  The results from these activities have generated various exploration targets that are marked for future drilling.

In 2014, we anticipate spending approximately $4.7 million for exploration at El Aguila, consisting of approximately $2.9 million for surface drilling and $1.8 million for underground drilling. We anticipate that all exploration activities will be funded from working capital.

Operating Activities

We commenced mining and milling operations at the El Aguila Project July 1, 2010. Mineral production during 2010 consisted of processing mineralized material from the El Aguila open pit located approximately 0.5 kilometers from the mill. Mining of the open pit was essentially completed in 2010. Approximately one-half of the open pit material was processed and one-half remains in stockpiles.

During 2010, we began developing an underground mine to access two veins we named the La Arista and Baja veins, which we refer to as the “La Arista vein system.” The underground mine is approximately two kilometers from the mill. We have constructed a primary decline ramp that reached Level 17, approximately 300 meters vertically below the portal, at December 31, 2013.

During 2013, we continued underground mining of the La Arista mineralized material at our El Aguila Project. In 2013, a record 8,640 meters of tunnel construction was completed in the mine. This included 3,824 meters of capital mine infrastructure construction that increased the prepared mineralized material to 718,000 tonnes. With the added geological knowledge gained from two years of continuous operation at La Arista, mining operations began to produce from many additional veins in the system. By the end of 2013, mining was taking place between levels 4 and 16 adding flexibility to the operations. Infrastructure improvements in the mine during 2013 included upgrades to water pumping, power and ventilation services. Additional mobile haulage and drilling equipment was also added to the mine equipment fleet.

In 2013, we processed underground mineralized material through the mill at an average of 920 tonnes of mineralized material per day and totaled 316,270 tonnes for the year, with an average grade of 3.7 grams per tonne gold and 326 grams per tonne silver. All of our processing is taking place using the mill’s flotation circuit, as we have not yet utilized the mill’s agitated leach circuit. We anticipate we would use the agitated leach circuit if ever we are able to mine sufficient material from the El Rey or any other property with potential oxide material.

Please see the table titled “Production and Sales Statistics—El Aguila Project” in Item 7. Management’s Discussion and Analysis for additional details concerning our mineral production statistics for 2013 and 2012.

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

The El Rey Property

The El Rey property consists of concessions on the far north east end of our 55 kilometer mineralized corridor in the state of Oaxaca known as El Rey,  El Virrey,  La Reyna and El Marquez. We acquired the El Rey concession from a third party and it is subject to a 2% net smelter return royalty payable to him on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The El Rey property is approximately 64.4 kilometers (40 miles) by road from the El Aguila Project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine where mineralized material could be trucked to the mill site at the El Aguila Project for processing. Limited drilling at El Rey has encountered gold and silver mineralization up to one meter of 132.5 grams per tonne gold (4.25 ounces per tonne) and 1.5 meters of 958 grams per tonne silver. The mineralized material has been located within 100 meters from the surface. To date, we have drilled 48 core holes for a total of 5,278 meters (17,316 feet) at the El Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling.  We ceased work at El Rey during 2012 following a request to obtain additional approvals from local community agencies. We continue to work with the local agencies and anticipate resolving the matter, but we have no assurance we will be able to resume our exploration activities in the near term.  If the matter is resolved, we will conduct follow-up drilling and exploration based on the drilling done in 2008.  We do not anticipate any significant exploration activities at El Rey in 2014, however, we plan to conduct the acceptable minimum amount of work required to maintain the claims.

The Las Margaritas Property

The Las Margaritas property is made up of the La Tehuana concession. We leased this concession in October 2002 from a third party along with two of the concessions comprising the El Aguila property and the terms of this agreement are discussed under “The El Aguila Project” above. It is comprised of approximately 925 hectares located along our 55 kilometer mineralized trend and adjacent to the El Aguila Project.

In 2013, we conducted limited surface diamond drilling focusing on previously identified targets.  In 2013, nine surface diamond drill holes totaling 3,033 meters (9,951 feet) were completed on the Las Margaritas property.  Economically significant gold and silver were encountered and we plan to conduct follow-up drilling in 2014.  Drilling will test various structural and mineralized exploration targets and we have budgeted approximately $750,000 at Las Margaritas for this purpose.

The Alta Gracia Property

In August 2009, we acquired claims adjacent to the Las Margaritas property in the Alta Gracia Mining District by filing concessions known as the David 1, the David 2 and La Herradura,  totaling 5,175 hectares.

Previous drill results from Alta Gracia were assessed during 2013. Detailed mapping and sampling followed by additional surface drilling is planned for 2014.  Drill results will be evaluated to assess the resource potential of Alta Gracia to determine if mining is warranted.  We will also conduct additional metallurgical test work to determine the amenability of the mineralized material at our El Aguila processing facility.

We have budgeted approximately $500,000 for exploration at Alta Gracia in 2014.

The El Chamizo Property

In June 2011, we staked mineral claims between the El Rey property and Alta Gracia property along trend and acquired an exploration concession from the Mexican government of approximately 26,386 hectares (101 square miles) referred to as El Chamizo.  In March 2013, we acquired a property known as Cerro Colorado (comprised of the San Pedro Fracc. 2 concession) from Almaden Minerals, Ltd. consisting of approximately 1,860 hectares.  The Cerro Colorado property is surrounded by our El Chamizo concession and we include it as part of the El Chamizo property.  Any future production from the Cerro Colorado concession is subject to a 2% net smelter return royalty in favor of Almaden.

Because of the close proximity of El Chamizo to Alta Gracia, exploration activity began on this property during late 2011 and to date has been limited to geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters (4,353 feet).  No significant work was conducted at El Chamizo during 2012 and 2013.  In 2014, exploration on the property will include additional surface geological mapping and geochemical sampling of several new prospective targets identified on the El Chamizo property.  We have budgeted approximately $150,000 for regional exploration at El Chamizo and along the same mineralized trend and geologic structural corridor as our other properties in Mexico.

El Fuego Property

In March 2013, the Company acquired the El Fuego property (comprised of the San Pedro Fracc. 1 concession) from Almaden Minerals Ltd. subject to a 2% net smelter return royalty. The El Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and El Chamizo properties.  In 2013, El Fuego was included in the property-wide airborne geophysical survey.  A preliminary investigation was also conducted on the El Fuego property during 2013. In 2014, geologic mapping and surface sampling is planned on El Fuego. This work will allow us to meet the acceptable minimum amount of work required to maintain the claims.

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

Office Facilities

We maintain offices in Oaxaca and in Colorado.  We constructed an administrative office building adjacent to the mill site as part of the facilities at the El Aguila Project. We also lease office space in Oaxaca City, Oaxaca consisting of approximately 3,000 square feet.  The lease commenced in 2012 for ten years at approximately $6,000 per month.  In 2010, we purchased a building in Colorado Springs, Colorado, containing approximately 4,500 square feet, which serves as our executive and administrative headquarters. We also established a small satellite office in Denver, Colorado in 2012 consisting of approximately 2,500 square feet, which we leased for three years at approximately $5,000 per month.

Glossary

The following terms used in this report shall have the following meanings:

Adit:

A more or less horizontal drive (walk-in mine) into a hill that is usually driven for the purpose of intersecting or mining an mineralized deposit. An adit may also be driven into a hill to intersect or connect a shaft for the purpose of dewatering. Adits were commonly driven on a slight incline to enable loaded mine trucks to have the advantage of a downhill run out, while the empty (lighter) truck was pushed uphill back into the hill. The incline also allows water to drain out of the adit. An adit only becomes a tunnel if it comes out again on the hill somewhere, like a train tunnel.

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

Manto:	A mineralogy term meaning a layer or stratum.

Mineralized Material:	Minerals or any mass of host rock in which minerals of potential commercial value occur.

Net Smelter Return Royalty:	A share of the net revenue generated from the sale of metal produced by the mine.

Mineral Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Portal:	The entrance to the mine at the surface.

Silicified:	Is combined or impregnated with silicon or silica.

Tonne:	A metric ton. One tonne equals 1000 kg. It is approximately equal to 2,204.62 pounds.

Volcanogenic:	Of volcanic origin.

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

ITEM  3.LEGAL PROCEEDINGS

A securities class action lawsuit subsequently captioned In re Gold Resource Corp. Securities Litigation, No.1:12-cv-02832 was filed in U.S. District Court for the District of Colorado naming us and certain of our current and former officers and directors as defendants on October 25, 2012.   The complaint alleged violations of federal securities laws by us and certain of its officers and directors. On July 15, 2013, the federal district court granted our motion to dismiss the lawsuit with prejudice.  The plaintiff has appealed the District Court’s decision to the United States Court of Appeals for the Tenth Circuit.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of our motion to dismiss in the securities class action lawsuit and the stay has been extended pending the appeal. There has been no discovery as the case is in its initial stages and accordingly, we are not in a position to assess the likelihood or estimate the potential range of loss associated with this matter; however, pursuant to our articles of incorporation, we are obligated to indemnify our officers and directors with respect to this litigation and we will bear the cost associated with defense of these claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT LLC stock exchange, which we refer to as the NYSE MKT, under the symbol “GORO”.  The table below sets forth the high and low sales prices for our common stock on the NYSE MKT for the last two fiscal years on a quarterly basis.

Year Ending	High	Low

December 31, 2013
First Quarter	$15.85	$12.26
Second Quarter	13.20	7.92
Third Quarter	9.43	6.31
Fourth Quarter	6.54	4.49

December 31, 2012
First Quarter	$27.74	$21.65
Second Quarter	28.37	21.03
Third Quarter	26.96	16.54
Fourth Quarter	21.98	12.13

On March 31, 2014, the high and low sales prices of our common stock on the NYSE MKT stock exchange were $5.10 and $4.72, respectively, and we had approximately 200 record holders and 20,000 beneficial holders of our common stock.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	5,615,000	$9.66	1,535,000
Equity compensation plans not approved by security holders:	-	-	-
Total	5,615,000	$9.66	1,535,000

 Purchases of Equity Securities by the Company and Affiliated Purchasers

In September 2011, our Board of Directors authorized a share repurchase program to purchase up to $20.0 million of our common stock with no pre-established end date.  The table below sets forth the repurchase activity during the past two years; 2013 is omitted from the table as we had no repurchases of our common stock during the period:

Issuer Purchases of Equity Securities
Registered Pursuant to Section 12 of the Exchange Act
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs
				(in thousands)
January 1-March 31, 2012	-	$-	-	$18,046
April 1-June 30, 2012	-	-	-	18,046
July 1-September 30, 2012	82,740	18.07	82,740	16,551
October 1-December 31, 2012	149,407	16.30	149,407	14,116
Total 2012	232,147	$16.93	232,147	$14,116

(1)	The total number of shares purchased as part of publicly announced plans or programs includes shares purchased under the Board’s authorizations described above.

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

The following graph compares the performance of Gold Resource Corporation common stock with the performance of the NYSE MKT Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on December 31, 2008.

Transfer Agent

Computershare Investor Services, Inc. is the transfer agent for our common stock. The principal office of Computershare is located at 350 Indiana Street, Suite 750, Golden, CO 80401 and its telephone number is (303) 262-0600.

Dividend Policy

Since commencing mining operations at our El Aguila Project, one of management’s primary goals is to make cash dividend distributions to shareholders. As described in more detail below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we use Cash Flow from Mine Site Operations as a metric to determine whether to declare and pay dividends to shareholders.  Our long-term goal was to distribute approximately one-third of Cash Flow from Mine Site Operations back to shareholders. Beginning July 2010, we declared a special dividend every month until August 2011 when we instituted a regular monthly dividend policy of $0.05 per share at that time. In April 2012, we increased the monthly dividend to $0.06 per share, and decreased it to $0.03 per share in April 2013. In December 2013 we lowered the per share dividend to $0.01 per share due to a decrease in Cash Flow from Mine Site Operations from lower gold and silver prices, the new Mexican tax reform legislation imposed on precious and non-precious metal producers and corresponding increase in our need for working capital. Special and regular dividends should not be considered a prediction or guarantee of future dividends. Our instituted dividend may be modified or discontinued at any time at the discretion of our Board of Directors, depending on variables such as, but not limited to, operating cash flow, mine construction requirements and strategies, other construction projects, spot gold and silver prices, taxation and general market conditions. At the present time, we are not a party to any agreement that would limit our ability to pay dividends. All dividends have been declared and charged against additional paid in capital.

The table below sets forth the frequency and amounts of cash dividends declared on our common stock for the fiscal years ended December 31, 2012 and 2013, respectively:

Date Declared	Per Share Amount
2012
January 26, 2012	$0.05
February 24, 2012	0.05
March 27, 2012	0.05
April 30, 2012	0.06
May 29, 2012	0.06
June 28, 2012	0.06
July 24, 2012	0.06
August 28, 2012	0.06
September 27, 2012	0.06
October 31, 2012	0.06
November 27, 2012	0.06
December 31, 2012	0.06
Total 2012:	$0.69
2013
January 30, 2013	$0.06
February 26, 2013	0.06
March 27, 2013	0.06
April 29, 2013	0.03
May 28, 2013	0.03
June 27, 2013	0.03
July 30, 2013	0.03
August 27, 2013	0.03
September 26, 2013	0.03
October 29, 2013	0.03
November 27, 2013	0.03
December 26, 2013	0.01
Total 2013:	$0.43

Physical Dividend Program

In April 2012, we launched a physical dividend program pursuant to which our shareholders have the option to convert the cash dividends we pay into physical gold and silver bullion. As part of our overall strategy to diversify our treasury and to facilitate this program, we purchase gold and silver bullion.  In order for a shareholder to convert their cash dividend into physical gold and/or silver, the shareholder must opt-in to the physical dividend program and request the conversion of their cash dividend, or portion thereof, into physical gold and/or silver. For those shareholders who elect to convert their cash dividend into gold and/or silver bullion, the gold and silver will be delivered in the form of gold/silver one ounce bullion rounds. No action is required by any shareholder who elects not to participate in the physical metals program. For those shareholders who wish to convert any portion of their cash dividend into gold and/or silver bullion, the process is summarized as follows:

•

Shareholders must register and hold their Gold Resource Corporation common shares in their name directly with our transfer agent, Computershare Investor Services, and not through a brokerage house or other intermediary held in “street name”. This is a requirement so that we can locate and validate the shareholder’s position in our common stock.

•

Shareholders must set up an individual account with Gold Bullion International (“GBI”), 1325 Avenue of the Americas, 7th Floor, Suite 0703-2, New York, NY 10019. GBI facilitates the cash to gold and silver conversion.

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

 We encourage shareholders who have questions concerning the physical dividend program to contact our investor relations department at (303) 320-7708.

ITEM  6.SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see “Item 1. Business” and “Item 2. Properties.”

Operating Data	Year Ended December 31,
(in thousands, except share and per share amounts)	2013	2012	2011	2010	2009

Sales of metals concentrate, net	$125,784	$131,794	$105,163	$14,754	$-
Mine gross profit	58,258	87,773	80,521	7,971	-
Operating income (loss)	10,330	49,704	45,674	(22,839)	(34,184)
Other (expense) income	(1,355)	(2,736)	2,414	(235)	55
Income (loss) before income taxes	8,975	46,968	48,088	(23,074)	(34,129)
Provision for income taxes (benefit)	8,890	13,297	(12,037)	-	-
Net income (loss) before extraordinary item	85	33,671	60,125	(23,074)	(34,129)
Extraordinary item	-	-	(1,756)	-	-
Net income (loss)	$85	$33,671	$58,369	$(23,074)	$(34,129)
Net income (loss) per common share:
Basic:
Before extraordinary item	$0.00	$0.64	$1.13	$(0.46)	$(0.78)
Extraordinary item	-	-	(0.03)	-	-
Net income (loss)	$0.00	$0.64	$1.10	$(0.46)	$(0.78)
Diluted:
Before extraordinary item	$0.00	$0.60	$1.06	$(0.46)	$(0.78)
Extraordinary item	-	-	(0.03)	-	-
Net income (loss)	$0.00	$0.60	$1.03	$(0.46)	$(0.78)
Weighted average shares outstanding:
Basic	53,255,259	52,846,163	52,979,481	50,042,471	43,764,703
Diluted	55,299,475	56,315,885	56,414,654	50,042,471	43,764,703

Balance Sheet Data	As of December 31,
(in thousands)	2013	2012	2011	2010	2009

Cash and cash equivalents	$14,973	$35,780	$51,960	$47,582	$6,752
Total current assets	45,049	58,984	85,108	57,687	20,701
Land and mineral rights	227	227	227	227	227
Property and equipment, net	18,127	14,050	10,318	4,849	1,726
Deferred tax asset	27,663	31,559	19,517	-	-
Total assets	91,969	105,629	115,170	62,797	22,665
Current liabilities	11,418	13,025	25,761	6,456	725
Long-term obligations	2,887	2,790	2,281	2,495	1,992
Shareholders’ equity	75,277	89,814	87,128	53,846	19,948

See the consolidated financial statements attached hereto under Item 8 for additional information.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

The following discussion summarizes our results of operations for three fiscal years ended December 31, 2013, 2012 and 2011 and our financial condition at December 31, 2013 and 2012, with a particular emphasis on the year ended December 31, 2013.

The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures, please see the discussion under “Non-GAAP Measures.”

Please see our Cautionary Note Regarding Exploration Stage Status and Use of Certain Mining Terms at the beginning of this report for a detailed description of our status as an exploration stage company and for more information regarding our use of certain terminology herein.

Overview

Business

We are an exploration stage mining company, in accordance with applicable guidelines of the SEC, which pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production from mineralized material at the El Aguila Project in Oaxaca, Mexico. The mineralized material from the El Aguila open pit mine was processed into a metal concentrate containing the primary product of gold, with silver as a by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates from mineralized material containing our primary metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our El Aguila Project produced a total of 84,835 precious metal gold equivalent ounces for the year ended December 31, 2013, which was within our stated 2013 targeted mill production range of 80,000 to 100,000 precious metal gold equivalent ounces.  During the same period we sold 82,935 precious metal gold equivalent ounces. Precious metal gold equivalent is determined by taking the gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. (Please see the section titled “Non-GAAP Measures” below for additional information concerning the cash cost per ounce measure.)

For the year ended December 31, 2013, we recorded revenues of $125.8 million, mine gross profit of $58.3 million and net income of $0.1 million.  In 2013, dividends distributed to shareholders totaled $0.48 per share or $25.5 million.

In late 2013, we completed our mill expansion project, which increased our nominal processing capacity of the El Aquila mill’s flotation circuit to 1,500 tonnes per day through the mill.  The mill expansion included the installation of a second ball mill and more flotation cells.  We anticipate optimization of the expanded mill to continue into 2014 as our focus turns to the continued advancement of the La Arista underground mine targeting increased tonnages to feed the expanded mill. Utilization of the expanded mill capacity is contingent on our ability to mine sufficient additional material from our mine. We spent approximately $7.5 million during 2013on the mill expansion project.

Our annual mill precious metal production in 2013 decreased 6.2% over the prior year due to several factors impacting our operations.  We experienced a total of 22 days downtime in the mill facility, 10 days attributed to the construction of our mill expansion and a further 12 days for normal preventative maintenance.  Underground mine operational challenges include mine advancements of infrastructure, dewatering of the mine, management of carbon dioxide gas, limiting dilution of mineralized material while mining and variable grades of the mineralized material depending on the location of the deposit being mined at any point in time. Our mining team takes a proactive approach to mitigating these challenges as we improve and optimize our mining techniques. In addition to operational challenges, we experienced significant volatility and declining metals prices during 2013 which unfavorably impacted the ratio which we use to calculate gold equivalent ounces.

Exploration Stage Company

We are considered an exploration stage company under the SEC criteria since we have not demonstrated the existence of proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required under SEC guidelines (see Note 1 to the Consolidated Financial Statements), substantially all of our investment in mining properties to date, including construction of the mill, mine facilities and mine construction expenditures, have been expensed as incurred and therefore do not appear as assets on our balance sheet. Certain expenditures, such as expenses for rolling stock or other general purpose equipment may be capitalized subject to our evaluation of the possible impairment of the asset.

Our characterization as an exploration stage company has resulted in the classification of our facilities and mine construction expenditures as operating expenses rather than capital expenditures, and may cause us to report lower net income or higher net losses than if we had capitalized the expenditures. In addition, our production costs do not reflect a corresponding depreciation or amortization expense for our facilities and mine construction costs since they are expensed as incurred rather than capitalized and our inventory does not include an allocable share of depreciation and depletion expense as it would had we capitalized our construction costs. Although the majority of our facilities and mine construction expenditures for the El Aguila Project were completed from 2008 through 2010, we incurred significant construction expenses related to our mill expansion project in 2013 and we expect underground mine construction and capital improvements will continue in 2014 and subsequent years. We expect to remain as an exploration stage company until such time, if ever, that we demonstrate the existence of proven or probable reserves that meet the SEC guidelines. Likewise, unless mineralized material is classified as proven or probable reserves, substantially all expenditures for facilities and mine construction will continue to be expensed as incurred.

Exploration Activities

El Aguila Project:  During 2013, our exploration activities at El Aguila continued to emphasize mine construction at the La Arista vein system.  We continued to focus primarily on infill and step-out drilling to define the mineralization and to assist in mining of the mineralized material at the La Arista underground mine.  Drilling principally targeted extensions of the La Arista deposit vein system.  Surface drilling was also conducted during condemnation drilling for the Phase Three proposed tailings impoundment facility, and on the Santiago Vein and the Salina Blanca prospect, located northwest and southwest of the La Arista mine, respectively.  Underground drilling was also conducted on new veins discovered in the Switchback vein area located 500 meters to the northeast of the La Arista mine.  Economically significant gold, silver and base metal values were encountered and further drilling is planned in 2014.  The results from these activities have also generated additional exploration targets that are marked for future drilling.

Las Margaritas property:  Limited surface diamond drilling was conducted at Las Margaritas during 2013.  Results of previous exploration drilling at the Las Margaritas property are being evaluated along with structural geology, alteration, geochemical studies and geophysical surveys completed on the property.  Follow-up drilling is being planned for Las Margaritas in 2014.

El Fuego property: We acquired the property in 2013 and it is located along the same mineralized trend and geologic structural corridor as our other properties in Mexico.  During 2013, preliminary investigations were conducted on the El Fuego property.  Discussions have commenced with the local communities at El Fuego to obtain surface access to conduct further investigations of this property.

Exploration activities that are classified as exploration expenses in the consolidated statements of operations include, but are not limited to, drilling on other areas of the El Aguila property to test new geologic targets and exploration work on our other properties. In 2014, we anticipate spending approximately $4.7 million for exploration activities consisting of approximately $2.9 million for surface drilling and $1.8 million for underground drilling. We anticipate that all exploration activities will be funded from working capital.

Other Events

During 2013, the Board of Directors decreased the instituted monthly dividend payment from $0.06 per share to $0.03 per share in April and then to $0.01 per share in December.  The decrease in the dividends were in response to a decrease in Cash Flow from Mine Site Operations from lower gold and silver prices, and the new Mexican tax reform legislation imposed on precious and non-precious metal producers. Our long-term dividend goal is to distribute approximately one-third of our Cash Flow from Mine Site Operations (see  “Non-GAAP Measures”) as dividends to shareholders.  In 2013, 2012 and 2011, we distributed approximately 40.4%, 39.5% and 29.8% of Cash Flow from Mine Site Operations, respectively, in shareholder dividends. The newly enacted Mexican tax is expected to negatively impact our long term dividend goal of one-third Cash Flow from Mine Site Operations, depending on the full financial impact of the new law. Our instituted dividend may be modified or discontinued at any time at the discretion of our Board of Directors.

In the fourth quarter of 2013, the Mexican federal government enacted a tax reform package that will apply effective January 1, 2014. There are a number of significant changes in the Mexican tax reform package. The planned corporate income tax rate reductions to 29% in 2014 and 28% thereafter have been repealed and the corporate tax rate will remain at 30%. The tax base for income tax has been amplified considering certain limitations on deductions. The business flat tax (IETU) has been repealed. A special mining royalty of 7.5% tax will apply to net profits derived by a property concession holder from the sale or transfer of extraction related activities. Net profits for the purpose of this royalty tax will be determined in a manner similar to the calculation of general taxable income with certain deductions not available including for investment in fixed assets and interest. In addition, owners of precious metal mining concessions will be required to pay a 0.5% royalty fee on gross revenue derived from the sale of gold, silver and/or platinum. As a result of the newly enacted Mexican tax reform legislation, we anticipate that our royalty tax/fee liability in 2014 could fall in between the range of $4.0 million to $5.0 million, which is exclusive of the royalty payment made to our concession leaseholder. Further, a 10% withholding tax on dividend distributions has been introduced but will not supersede treaty rates.

Results of Operations—Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Sales of metals concentrate, net

During the year ended December 31, 2013,  sales of concentrates totaled  $125.8 million, net of treatment charges, compared to sales of $131.8 million during the same period of 2012, a decrease of $6.0 million or 4.6%. Although precious metal gold equivalent ounces sold for 2013 increased to 82,935 ounces, or 14.6%, when compared to 72,399 ounces sold in 2012, the principal reason for the decrease in sales was due to lower realized gold and silver prices during 2013. Gold prices realized for 2013 decreased by 17.2% to $1,388 per ounce from $1,676 per ounce for 2012, with average silver prices decreasing by 22.6% to $24 per ounce for 2013 from $31 per ounce in 2012. The increase in precious metal gold equivalent ounces sold in 2013 was due in part to the excess concentrate inventory that had accumulated at the end of 2012 as well as an increase in the number of tonnes of mineralized material that was processed through the mill, although the average grades for all metals mined were lower for 2013.  Aggregate by-product revenues from copper, lead and zinc for 2013 were comparable to 2012.  Revenue generated from the sale of base metals contained in our concentrates is considered a by-product of our gold and silver production.  (See “Production and Sales Statistics -La Arista Underground Mine”  table below for additional information regarding our mineral production statistics for the three months and years ended December 31, 2013 and 2012).

Although revenue from copper, lead and zinc represented approximately 20.3% of net sales for the year ended December 31, 2013, and approximately 20.5% of net sales for the year ended December 31, 2012, we believe that the identification of gold and silver as our primary products, and presented as a precious metal gold equivalent, is appropriate due to the following:

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

We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal gold equivalent production, the value of these metal s is applied as a reduction to total cash costs in our calculation of total cash cost, after by-product credits, per precious metal gold equivalent ounce sold, including royalties. (see “Non GAAP Measures”).

Production

For the year ended December 31, 2013, mill production totaled 84,835 precious metal gold equivalent ounces, compared to 90,432 precious metal gold equivalent ounces for 2012. The decrease in the precious metal gold equivalent ounces was primarily due to a higher gold to silver average ratio applied as a result of a drop in our actual metal prices realized from sales of our gold and silver. For the year ended December 31, 2013, we sold 31,563 ounces gold and 3,047,076 ounces silver from the La Arista underground mine for at gross sales value of approximately $43.8 million and $73.1 million, respectively. This compares to 26,675 ounces gold and 2,446,232 ounces silver sold during 2012 from the La Arista underground mine for gross sales value of $44.7 million and $75.8 million, respectively.  See  “Production and Sales Statistics-La Arista Underground Mine”  table below for additional information regarding our mineral production statistics.

We continue to focus on mining and construction activities at the La Arista underground mine. Our production rate at La Arista is directly a result of mine construction and the establishment of sufficient stopes and working faces. Record mine construction has increased for prepared mineralized material by 45% as compared to 2012.  A drift to access the mineralized zone referred to as Splay 5 was completed at the end of the second quarter of 2013.  We began mining of mineralized material from this vein in the fourth quarter of 2013.  We are currently mining the wider veins using the long-hole open stoping method, and the narrower veins using the cut and fill method.

The El Aguila mill expansion is expected to increase the mill’s nominal flotation circuit processing capacity to 1,500 tonnes per day.  Commissioning of the expanded mill took place at the end of 2013.  Although the mill is expected to have the capacity to process 1,500 tonnes of mineralized material per day, achieving this processing rate is also dependent on our ability to progress the La Arista underground mine to a point that we can extract mineralized material from the mine at a minimum average rate of 1,500 tonnes per day.  Although we are targeting a mining processing rate for mineralized material of 1,500 tonnes per day in the future, we expect a ramp up towards that capacity and there is no assurance that this mining rate can be achieved or sustained over the long-term.

Our 2014 mine plan anticipates that we will be mining areas of the deposit that contain higher levels of base metals along with the primary production of gold and silver, as compared to 2013 levels. We are targeting a mill production range of 85,000 to 100,000 ounces of precious metal gold equivalent in 2014, assuming a 63:1 silver to gold ratio.  Below are certain key operating statistics for our La Arista underground mine for 2013 and 2012.

Production and Sales Statistics - La Arista Underground Mine
	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012
Production Summary
Milled:
Tonnes Milled	83,330	71,541	316,720	282,120
Tonnes Milled per Day	906	778	866	773
Grade:
Average Gold Grade (g/t)	3.67	4.63	3.72	4.30
Average Silver Grade (g/t)	292	314	326	355
Average Copper Grade (%)	0.35	0.46	0.38	0.45
Average Lead Grade (%)	1.60	1.99	1.24	1.70
Average Zinc Grade (%)	3.61	4.78	2.95	3.98
Recoveries:
Average Gold Recovery (%)	91	89	90	88
Average Silver Recovery (%)	91	94	91	93
Average Copper Recovery (%)	76	85	78	78
Average Lead Recovery (%)	72	73	70	70
Average Zinc Recovery (%)	84	82	80	81
Mill production (before payable metal deductions)(1)
Gold (ozs.)	8,966	9,528	33,942	34,417
Silver (ozs.)	711,496	675,607	3,032,841	2,996,743
Copper (tonnes)	224	277	926	986
Lead (tonnes)	956	1,037	2,742	3,374
Zinc (tonnes)	2,520	2,809	7,452	9,115
Payable metal sold
Gold (ozs.)	7,629	5,774	31,563	26,675
Silver (ozs.)	686,421	417,932	3,047,076	2,446,232
Copper (tonnes)	214	162	941	769
Lead (tonnes)	908	953	2,632	3,187
Zinc (tonnes)	2,129	2,218	6,596	7,222
Average metal prices realized (2)
Gold (oz.)	$1,236	$1,691	$1,388	$1,676

Silver (oz.)	$20	$36	$24	$31
Copper ( tonne)	$7,109	$7,942	$7,341	$8,033
Lead (tonne)	$2,086	$2,256	$2,188	$2,110
Zinc ( tonne)	$1,894	$1,952	$1,943	$1,967
Precious metal gold equivalent ounces produced (mill production) (1)(3)(4)
Gold Ounces	8,966	9,528	33,942	34,417
Gold Equivalent Ounces from Silver	11,721	14,254	50,893	56,015
Total Precious Metal Gold Equivalent Ounces	20,687	23,782	84,835	90,432
Precious metal gold equivalent ounces sold (3)(4)(5)
Gold Ounces	7,629	5,774	31,563	26,675
Gold Equivalent Ounces from Silver	11,308	8,818	51,372	45,724
Total Precious Metal Gold Equivalent Ounces	18,937	14,592	82,935	72,399
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (3)	$1,077	$1,073	$933	$790
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (3)	$684	$551	$626	$419

(1)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. Payable metal deduction quantities are defined in our contracts with the buyer of our concentrates and represent an estimate of metal contained in the concentrates produced at our mill, for which the buyer cannot recover through the smelting process. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates that are shipped, and those contained metal estimates derived from sampling methods and assaying throughout the mill production process.  The Company monitors these differences to ensure that precious metal mill production quantities are materially correct. In addition, mill production quantities for year ended 2012 do not reflect any deduction for 583 gold ounces and 45,432 silver ounces, respectively, (approximately 1,400 gold equivalent ounces) resulting from a settlement agreement with the buyer of our concentrates.

(2)

Average metal prices realized vary from the market metal prices due to out of period settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(3)	A reconciliation of this Non-GAAP measure to total mine cost of sales, the most comparable U.S. GAAP measure, can be found below in “Non-GAAP Measures.”
(4)

Precious metal gold equivalent mill production for the fourth quarter of 2013 of 20,687 ounces differs from gold equivalent ounces sold for the same period of 18,937 due principally to buyer (smelter) concentrate processing deductions of approximately 2,244 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 494 ounces.

(5)

Precious metal gold equivalent mill production for the year ended December 31, 2013 of 84,835 ounces differs from gold equivalent ounces sold for the same period of 82,935 principally due to buyer (smelter) concentrate processing deductions of approximately 8,997 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 7,097 ounces.

Mine gross profit. For the year ended December 31, 2013, mine gross profit totaled $58.3 million compared to $87.8 million for the year ended December 31, 2012. The decrease in mine gross profit principally resulted from lower realized metal prices and higher operating costs in 2013.  Our costs, including labor, increased in 2013 as we expanded our mill-processing capacity but have not yet benefited from the anticipated expanded production. We are also mining deeper mineralized zones in the mine. We also incurred cost increases in average personnel prior to two manpower reductions in the fourth quarter of 2013, and cost increases for on-site contractors, repairs and maintenance, security, safety costs, fuel, materials and supplies.  These factors contributed to a decrease in our gross profit percentage from 66.6% for the year ended December 31, 2012 to 46.3% for the year ended December 31, 2013.

Net income. For the year ended December 31, 2013, net income was $0.1 million, or $0.00 per basic share, as compared to $33.7 million or $0.64 per basic share, for the comparable period of 2012. The decrease in net income for the year ended December 31, 2013 of $33.6 million, as compared to 2012, was principally attributable to a decrease in metal prices, and higher production, general and administrative, exploration, and facilities and mine construction expenses. In the second half of 2013, we focused on various cost reduction measures, targeting to increase operational efficiencies and decrease costs in 2014.

Costs and expenses. Total costs and expenses during the year ended December 31, 2013 were $47.9 million compared to $38.1 million during the comparable period of 2012, an increase of $9.8 million, or 25.7%. The increase in cost and expenses, as discussed in more detail below, resulted from an increase in exploration, general administrative, and facilities and mine construction expenses. We expect increased throughput targeted in 2014 resulting from the expanded mill capacity during 2013 to lower cost per tonne averages.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2013 were $16.3 million, compared to $13.5 million for the same period of 2012.  The $2.8 million increase in 2013 principally resulted from an increase in compensation, insurance, computer IT support, investor relations and legal expenses.

Exploration expenses. Property exploration expenses totaled $9.5 million for the year ended December 31, 2013, compared to $8.0 million during the same period of 2012. The $1.5 million increase in exploration expenses principally resulted from an expanded drilling program, including on our Las Margaritas property during the first quarter of 2013 and from an aerial geophysical survey over our Oaxaca property trend. Exploration costs associated with definition and delineation drilling of the La Arista vein system were reflected in facilities and mine construction expenses.

Facilities and mine construction expenses.  Facilities and mine construction expenses during the year ended December 31, 2013 increased to $22.2 million from $16.6 million during 2012.  The $5.6 million increase in facilities and mine construction expenses was principally due to our mill expansion project that commenced in early 2013.   In addition to mine construction expenses, facilities and mine construction expense also includes drilling definition and delineation of the La Arista vein system.

Other (expense) income. For the year ended December 31, 2013, we recorded other expense of $1.4 million, compared to other expense of $2.7 million during the same period of 2012.  The $1.3 million decrease in other expense when compared to 2012 resulted from a decrease in foreign currency losses of $2.5 million and increase in other income of $0.6 million, which was partially offset by an increase in impairment of gold and silver bullion of $1.8 million.

Provision  for income taxes. For the year ended December 31, 2013, income tax expense of $8.9 million as compared to an income tax expense of $13.3 million for the year ended December 31, 2012. As of December 31, 2013, there were no remaining valuation allowances on the Company’s deferred tax assets. See Note 7 to the Consolidated Financial Statements for additional information.

Results of Operations – Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

During the year ended December 31, 2012, we sold 26,675 ounces of gold at an average realized price of $1,676 per ounce for $44.7 million of gross revenue, and 2,446,232 ounces of silver at an average realized price of $31 per ounce for approximately $75.8 million of gross revenue, compared to 19,617 ounces of gold at an average realized price of $1,596 per ounce for $31.3 million of gross revenues, and 2,077,792 ounces of silver at an average realized price of $35 per ounce for approximately $72.7 million of gross revenue for 2011.  Mine gross profit for the year ended December 31, 2012 was $87.8 million compared to $80.5 million in the comparable period of 2011, an increase of $7.3 million or 9.1%.

For the year ended December 31, 2012, we reported a net income of $33.7 million, or $0.64 per basic share, compared to a net income of $58.4 million, or $1.10 per basic share, for the year ended December 31, 2011.  The $26.4 million decrease in net income in 2012 was principally attributable to a $12.0 million income tax benefit in 2011 resulting from a reduction to the income tax valuation allowance, as compared to $13.3 million of income tax expense in 2012.

Total costs and expenses for the year ended December 31, 2012 were $38.1 million compared to $34.9 million in the comparable period of 2011, an increase of $3.2 million or 9.2%. The increase in costs and expenses was primarily due to our operations transitioning to underground mine construction activities and an increase in stock-based compensation.

 Exploration expense for the year ended December 31, 2012 of $8.0 million was generally consistent with our level of exploration activity in 2011 of $4.9 million. The $3.1 million increase in exploration expenses results from higher expenditures in 2012 to evaluate and drill new exploration targets on the El Aguila and Alta Gracia properties, and to evaluate other prospects near our La Arista underground mine.

Facilities and mine construction expenses of $16.6 million for the year ended December 31, 2012 decreased by  $4.4 million or 21.0% when compared to 2011 expenses of $21.0 million. The higher cost in 2011 was primarily due to the completion of the second phase of the tailings dam, and expansion of the flotation cells in the mill’s flotation circuit during 2011.

General and administrative expenses increased $4.6 million or 51.7% to $13.5 million for the year ended December 31, 2012 as compared to $8.9 million for the comparable period in 2011. The increase was attributable to increases in professional fees, salaries and benefits and stock-based compensation.

For the years ended December 31, 2012 and 2011, we recorded a currency translation adjustment gain of $2.8 million and a currency translation adjustment loss of $3.2 million, respectively, resulting from the translation of our subsidiary’s Mexican peso denominated functional currency financial statements into the US dollar reporting currency.

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

The following tables present a reconciliation between the non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the GAAP measure of total mine cost of sales and depreciation, reclamation and remediation and stock-based compensation for our operations at the El Aguila project for the three and twelve months ended December 31, 2013 and 2012:

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012
	(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)		(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$20,387	$15,652	$77,407	$57,145
By-product credits (2)	(7,445)	(7,609)	(25,485)	(26,837)
Total cash cost (after by-product credits)	12,942	8,043	51,922	30,308
Divided by precious metal gold equivalent ounces sold (3)	18,937	14,592	82,935	72,399
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	1,077	1,073	933	790
By-product credits per precious metal gold equivalent ounces sold (2)	(393)	(522)	(307)	(371)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$684	$551	$626	$419

(1)

Includes all direct and indirect operating cash costs related directly to our production of metals including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and general and administrative costs.

(2)	See table below for a summary of our by-product revenue and by-product credit precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio, at the La Arista underground mine.

Reconciliation to GAAP:

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Total cash costs (after by-product credits)	$12,942	$8,043	$51,922	$30,308
Treatment and refining charges	(3,801)	(3,978)	(14,765)	(16,680)
By-product credits	7,445	7,609	25,485	26,837
Depreciation and amortization	582	425	2,392	1,366
Reclamation and remediation	28	333	112	453
Stock-based compensation	510	(1,250)	2,380	1,737
Total mine cost of sales	$17,706	$11,182	$67,526	$44,021

Summary of By-Product Revenue and By-Product Credit Precious Metal Gold Equivalent Ounces Sold

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
By-product credits by dollar value:
Copper sales	$1,519	$1,325	$6,909	$6,197
Lead sales	1,894	2,052	5,759	6,594
Zinc sales	4,032	4,232	12,817	14,046
Total sales from by-products	$7,445	$7,609	$25,485	$26,837

	Three months ended December 31,		Year ended December 31,
	2013	2012	2013	2012

By-product credits per precious metal gold equivalent ounce sold:
Copper ounces	$80	$91	$83	$86
Lead ounces	100	141	69	91
Zinc ounces	213	290	155	194
Total by-product precious metal gold ounces sold	$393	$522	$307	$371

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

Three Months Ended December 31,		Year Ended December 31,
2013	2012	2013	2012

	(In thousands)
Mine gross profit	$9,703	$16,188	$58,258	$87,773
Stock-based compensation	509	(1,251)	2,380	1,737
Depreciation and amortization	582	426	2,392	1,366
Reclamation and remediation	28	21	112	81
Cash flow from mine site operations	$10,822	$15,384	$63,142	$90,957

Liquidity and Capital Resources

As of December 31, 2013, we had working capital of $30.8 million, consisting of current assets of $42.2 million and current liabilities of $11.4 million. This represents a decrease of $15.2 million from the working capital balance of $46.0 million as of December 31, 2012. Our working capital balance fluctuates as we use cash to fund our operations, including exploration, facilities, mill expansion construction, mine construction and our dividends.

 Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other expenditures.  Our mine construction activities, equipment purchases and operating costs at the La Arista mine are, in the aggregate, significantly higher in 2013 as compared to 2012 or 2011.  Due to these cost increases, which include our El Aguila mill expansion project, and a decrease in Cash Flow from Mine Site Operations from lower gold and silver prices and the new Mexican tax reform legislation imposed on precious and non-precious metal producers, the Board of Directors elected to reduce the company’s monthly dividend of $0.03 per share to $0.01 per share effective December 2013. There is no assurance as to what any future dividend may be regardless of Company goals.  We believe our mill expansion plans will position us to achieve higher mineral processing capacity in 2014 and subsequent years.

Our philosophy has remained consistent in regard to targeted, calendar year cash distributions to our shareholders totaling approximately one-third of Cash Flow from Mine Site Operations, subject to special considerations (See  “Non-GAAP Measures” above).  After the recently enacted Mexican tax reform legislation for precious and non-precious metal producers, our historical goal of distributing one-third Cash Flow from Mine Site Operations may be modified and decreased accordingly, but we still remain focused on distributing dividends. These cash distributions are subject to the laws of the State of Colorado that govern distributions to shareholders.  For the year ended December 31, 2013, we distributed dividends of $25.5 million, representing 40.4% of Cash Flow from Mine Site Operations.

Upon declaration of a dividend, each shareholder has the option to subsequently convert that cash dividend into gold and/or silver bullion in accordance with the terms of our physical dividend program. To the extent we do not hold sufficient gold and silver bullion by the distribution payment date we must purchase gold and/or silver bullion in the market.  We intend to purchase gold and silver bullion in the market at various times throughout the year, and intend to hold quantities of gold and/or silver bullion to enable us to meet, at a minimum, our forecasted physical delivery requirements for the current and following month. For the year ended December 31, 2013, we purchased approximately 708 ounces of gold and 1,005 ounces of silver at market prices for a total cost of $1.1 million. During the year ended December 31, 2012, we purchased approximately 1,974 ounces of gold and 59,001 ounces of silver at market prices for a total cost of $5.2 million.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver doré, and a 5% net smelter returns royalty on sales of any concentrate.  We produce gold and silver in our copper, lead and zinc concentrates, but no gold and silver doré, at our La Arista underground mine.    Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.   We made royalty payments for the years ended December 31, 2013 and 2012 of $6.1 million and $5.8 million, respectively, which are included in production costs.  We estimate that between $6 million and $7 million of royalty payments will be made in 2014, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

For the year ended December 31, 2013, we spent $9.5 million for exploration drilling and other related activities at our El Aguila Project and other exploration properties.  Our planned exploration expenditures are discretionary and could be significantly more or less depending on variables including the ongoing results from the exploration programs and market conditions. Exploration activities to further delineate and define our La Arista deposit are considered mine costs and classified as facilities and mine construction in the consolidated statement of operations, and are in addition to exploration expenditures mentioned above.

Our cash and cash equivalents as of December 31, 2013 decreased to $15.0 million from $35.8 million as of December 31, 2012, a net decrease in cash of $20.8 million. The $20.8 million decrease in cash principally resulted from net cash generated from operating activities of $6.6 million and proceeds of equipment financing of $4.5 million, less capitalized mine and rolling stock equipment of $6.7 million and dividends paid of $25.5 million.

Net cash used in investing activities for the year ended December 31, 2013 was $6.4 million compared to $7.7 million during the comparable period in 2012. Cash used in investing activities during the year ended December 31, 2013 was the result of mine equipment purchases and purchases of gold and silver bullion.  Although most of our exploration stage expenditures are recorded as an expense rather than an asset, we capitalize the acquisition cost of land and mineral rights and certain equipment that has alternative future uses or significant salvage value, including rolling stock, furniture, and electronics. The cost of acquiring these capitalized assets is reflected in our investing activities.

Net cash used in financing activities for the year ended December 31, 2013 was $21.0 million compared to $39.9 million during the same period in 2012, consisting of dividends paid of $25.5 million and $35.9 million, respectively. In addition, we received proceeds from equipment financings of $4.5 million during the year ended December 31, 2013. The Board of Directors decreased the monthly dividend to $0.03 per share in April 2013, and reduced the monthly dividend further in December 2013 to $0.01 per share.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Contractual Obligations

Our known obligations at year ended December 31, 2013, are set forth in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)

Executive Officers Compensation(1)	$3,800	$1,300	$2,500	$-	$-
Capital leases	3,856	1,469	2,387
Operating Leases	693	130	203	72	288
Non-cancellable Purchase Obligations	6,583	6,583	-	-	-
Employee Salary Compensation(2)	1,082	371	711	-	-
Total	$16,014	$9,853	$5,801	$72	$288

 (1)Represents amounts due to our executive officers pursuant to their respective employment agreements with our company.

(2)Represents amounts due to non-executive employees pursuant to their respective employment agreements with our company.

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

Proven or Probable Reserves

Despite the fact that we commenced mining operations in 2010, as of December 31, 2013, none of the mineralized material at our El Aguila Project or any of its other properties met the SEC’s definition of proven or probable reserves under the criteria set forth in SEC Industry Guide 7. As a result, and in accordance with U.S. GAAP for exploration stage companies, we do not capitalize exploration, evaluation, facilities and mine construction costs associated with our properties and, instead, expense these costs as they are incurred.

An estimate of proven and probable reserves is currently in preparation for the La Arista Underground Mine on the El Aguila Project.

Revenue

We recognize revenue when an arrangement exists, the price is fixed and determinable, the title and risk of loss have transferred to the buyer (generally at the time shipment is delivered at buyer’s port) and collection is reasonably assured. We enter into provisionally priced concentrate sales contracts, whereby the contracts settle at prices to be determined in the future based on quoted prices. Accordingly, due to the time elapsed between shipment and the final settlement with the buyer, we must estimate revenue based on assay measurements taken at the time of shipment using quoted metal prices at that time. Changes in the price of the metals concentrates we sell, and differences in assay measurements taken at our facilities at the time of shipment and those taken at the buyer’s port, can have a significant effect on our revenues.

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

Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated between us and the buyer. These charges are estimated upon shipment of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement.  Historically, actual charges have not varied materially from our initial estimates.

Changes in the market price of metals significantly affect our revenues, results of operations and cash flow. Metals prices can and often do fluctuate widely and are affected by numerous factors beyond our control, such as political and economic conditions, demand, forward selling by producers, expectations for inflation, custom smelter activities, the relative exchange rate of the U.S. dollar, investor sentiment, and global mine production levels. The aggregate effect of these factors is impossible to predict. Because our revenue is derived from the sale of gold, silver, copper, lead and zinc metals concentrate,  our results of operations are directly related to the prices of these metals.

Depreciation and Amortization

Depreciation and amortization on our property and equipment is calculated on a straight line basis over the estimated useful life of the asset.  Significant judgment is involved in the determination of the estimated life of the assets.

Impairment of Assets

Since none of our properties contain proven or probable reserves as defined by the SEC, we do not capitalize exploration, evaluation, mine construction or construction costs for any of our projects.  Our long-lived assets are principally property and equipment, and are evaluated at least annually for impairment when events or changes in circumstances indicate that the related carrying amount of such assets may not be recoverable. When an indication of impairment exists, an estimate of fair value is made for the long-lived asset.

Assessing the fair value of our long-lived assets requires us to make several estimates and assumptions that are subject to risk and uncertainty. Changes in these estimates and assumptions could result in the impairment of our long-lived asset carrying values. Events that could result in impairment of our long-lived assets include, but are not limited to, obsolescence, damage, underperformance and assets held for disposal. During the years ended December 31, 2013, 2012 and 2011, no asset impairments were recognized.

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

Our stockpile and concentrate inventories are valued at the lower of average cost or net realizable value (“NRV”), with carrying values evaluated at least quarterly. NRV represents the estimated future sales price based on short-term and long-term metals prices, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpile and concentrate inventory include short-term and long-term metals prices and costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized grades of mineralized material and recovery rates. If short-term and long-term metals prices decrease, the value of stockpile and concentrate inventory also decreases, and it may be necessary to record a write-down of stockpile and concentrate inventory to NRV.  We did not incur any lower-of-cost-or-market write downs during the years ended December 31, 2013, 2012 or 2011.

The allocation of costs to stockpile and concentrate inventory, and the determination of NRV involve the use of estimates. There is a high degree of judgment in estimating current and future operating and capital costs, metal recoveries, grades of mineralized material, production levels, commodity prices, and other factors. There can be no assurance that actual results will not differ significantly from those estimates and assumptions.

Asset Retirement Obligation/Reclamation and Remediation Costs

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Since none of our properties contain proven or probable reserves as defined by the SEC, the costs associated with the obligation are charged to operations at the time the obligation is incurred.  Accounting for reclamation and remediation obligations requires management to make estimates of the future costs we will incur to complete the work required to comply with existing laws and regulations.  Actual costs may differ from the amounts estimated.  Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Stock-based compensation

We estimate the fair value of our stock option awards using a Black-Scholes model, the inputs of which require various assumptions including the expected rate of future dividends, discount rate, expected life of the option and the expected volatility of our stock price. The expected rate of future dividends is derived based on the dividends paid during the three months immediately preceding the date of grant extrapolated over four quarters (one year); however, the rate at which dividends are paid may change due to various factors, including, but not limited to changes in our operational and strategic cash needs and at the discretion of our Board of Directors.  Expected forfeiture rates and expected option life are derived based on historical experience and management’s judgment regarding future expectations. However, such historical experience is limited due to a relatively small number of grants and, therefore, may not be indicative of future experience. The expected volatility assumptions are derived using our historical stock price volatility.

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

ITEM  7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

The results of our operations will depend in large part upon the market prices of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the world supply of gold and silver, speculative trading and the stability of exchange rates, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

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

At December 31, 2013, we had outstanding provisionally priced sales of $27.8 million consisting of 8,182 ounces of gold and 683,371 ounces of silver, 219 tonnes of copper, 907 tonnes of lead and 2,145 tonnes of zinc which had a fair value of approximately $27.5 million including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.3 million.

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

Country Risk

All of our mineral properties are located in Mexico. In the past, that country has been subject to political instability, increasing crime, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities including taxes. Civil or political unrest could disrupt our operations at any time. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation and subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 1, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
April 1, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Gold Resource Corporation

Colorado Springs, Colorado

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation as of December 31, 2012, and the related consolidated statements of operations, other comprehensive (loss) income, changes in shareholders’ equity and cash flows for the years ended December 31, 2012 and 2011, and the period August 24, 1998 (inception) to December 31, 2012.  Gold Resource Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2012, and the results of its operations and its cash flows for each of the years ended December 31, 2012 and 2011, and the period August 24, 1998 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado

March 18, 2013

GOLD RESOURCE CORPORATION
(An Exploration Stage Company - Note 1)
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$14,973	$35,780
Gold and silver bullion	3,801	5,809
Accounts receivable	2,307	6,349
Inventories	7,468	7,533
Income tax receivable	6,488	419
Deferred tax assets	3,973	2,121
Prepaid expenses and other assets	6,039	973
Total current assets	45,049	58,984
Land and mineral rights	227	227
Property and equipment - net	18,127	14,050
Inventories	903	809
Deferred tax assets	27,663	31,559
Total assets	$91,969	$105,629
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,873	$3,013
Accrued expenses	5,613	4,178
Capital lease obligations	1,469	-
IVA taxes payable	925	2,673
Dividends payable	538	3,161
Total current liabilities	11,418	13,025
Capital lease obligations	2,387	-
Reclamation and remediation liabilities	2,887	2,790
Total liabilities	16,692	15,815
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,115,767 and 53,015,767 shares issued and outstanding, respectively	54	53
Additional paid-in capital	88,044	102,674
Accumulated (deficit)	(5,766)	(5,851)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive (loss) - currency translation adjustment	(1,171)	(1,178)
Total shareholders' equity	75,277	89,814
Total liabilities and shareholders' equity	$91,969	$105,629

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company - Note 1)
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2013, 2012 and 2011
(U.S. dollars in thousands, except shares and per share amounts)

	2013	2012	2011

Sales of metals concentrate, net	$125,784	$131,794	$105,163
Mine cost of sales:
Production costs	65,022	42,574	24,087
Depreciation and amortization	2,392	1,366	473
Reclamation and remediation	112	81	82
Total mine cost of sales	67,526	44,021	24,642
Mine gross profit	58,258	87,773	80,521
Costs and expenses:
General and administrative expenses	16,260	13,507	8,934
Exploration expenses	9,470	8,008	4,927
Facilities and mine construction	22,198	16,554	20,986
Total costs and expenses	47,928	38,069	34,847
Operating income	10,330	49,704	45,674
Other (expense) income	(1,355)	(2,736)	2,414
Income before income taxes	8,975	46,968	48,088
Provision for income taxes (benefit)	8,890	13,297	(12,037)
Net income before extraordinary item	85	33,671	60,125
Extraordinary items:
Flood loss, net of income tax benefit of $750	-	-	(1,756)
Net income	$85	$33,671	$58,369
Other comprehensive income:
Currency translation gain (loss)	7	2,800	(3,218)
Comprehensive income	$92	$36,471	$55,151
Net income per common share:
Basic:
Before extraordinary item	$0.00	$0.64	$1.13
Extraordinary item	-	-	(0.03)
Net income	$0.00	$0.64	$1.10
Diluted:
Before extraordinary item	$0.00	$0.60	$1.06
Extraordinary item	-	-	(0.03)
Net income	$0.00	$0.60	$1.03
Weighted average shares outstanding:
Basic	53,255,259	52,846,163	52,979,481
Diluted	55,299,475	56,315,885	56,414,654
The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company - Note 1)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
for the years ended December 31, 2013, 2012 and 2011
(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Accumulated (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2010	52,998,303	$53	$152,444	$(97,891)	-	$(760)	$53,846
Stock options granted	-	-	6,570	-	-	-	6,570
Purchase of treasury stock	-	-	-	-	(1,954)	-	(1,954)
Return of capital dividend	-	-	(26,485)	-	-	-	(26,485)
Currency translation adjustment	-	-	-	-	-	(3,218)	(3,218)
Net income	-	-	-	58,369	-	-	58,369
Balance, December 31, 2011	52,998,303	53	132,529	(39,522)	(1,954)	(3,978)	87,128
Stock options granted	-	-	6,600	-	-	-	6,600
Stock options exercised	17,464	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(3,930)	-	(3,930)
Return of capital dividend	-	-	(36,455)	-	-	-	(36,455)
Currency translation adjustment	-	-	-	-	-	2,800	2,800
Net income	-	-	-	33,671	-	-	33,671
Balance, December 31, 2012	53,015,767	$53	102,674	(5,851)	(5,884)	(1,178)	89,814
Stock options granted	-	-	7,617	-	-	-	7,617
Stock options exercised	1,100,000	1	644	-	-	-	645
Return of capital dividend	-	-	(22,891)	-	-	-	(22,891)
Currency translation adjustment	-	-	-	-	-	7	7
Net income	-	-	-	85	-	-	85
Balance, December 31, 2013	54,115,767	$54	$88,044	$(5,766)	$(5,884)	$(1,171)	$75,277

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
(An Exploration Stage Company - Note 1)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2013, 2012 and 2011
(U.S. dollars in thousands)

	2013	2012	2011

Cash flows from operating activities:
Net income	$85	$33,671	$58,369
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	2,626	1,540	953
Reclamation and remediation	112	339	82
Stock-based compensation	7,617	6,600	6,570
Unrealized foreign currency exchange loss (gain)	526	1,442	(1,634)
Impairment loss on gold and silver bullion	1,743	(58)	429
Deferred tax assets	2,044	(3,046)	(33,213)
Other	-	6	-
Changes in operating assets and liabilities:
Accounts receivable	4,368	8,305	(14,265)
Inventories	(32)	(4,098)	(1,601)
Prepaid expenses and other assets	(5,358)	(14)	(767)
Accounts payable	(37)	1,397	(428)
Accrued expenses	1,362	(653)	2,795
IVA taxes payable/receivable	(1,873)	2,115	6,147
Income taxes payable/receivable	(6,540)	(16,406)	17,883
Net cash provided by operating activities	6,643	31,140	41,320
Cash flows from (used in) investing activities:
Capital expenditures	(6,703)	(4,461)	(7,416)
Purchases of gold and silver bullion	(1,050)	(5,164)	(2,977)
Proceeds from conversion of gold and silver bullion	1,316	1,961	-
Net cash used in investing activities	(6,437)	(7,664)	(10,393)
Cash flows from (used in) financing activities:
Proceeds from exercise of stock options	645	-	-
Dividends paid	(25,514)	(35,940)	(25,429)
Treasury stock purchases	-	(3,931)	(1,954)
Proceeds from capital leases	4,501	-	-
Repayment of capital leases	(645)	-	-
Net cash used in financing activities	(21,013)	(39,871)	(27,383)
Effect of exchange rates on cash and equivalents	-	215	834
Net (decrease) increase in cash and cash equivalents	(20,807)	(16,180)	4,378
Cash and equivalents at beginning of period	35,780	51,960	47,582
Cash and equivalents at end of period	$14,973	$35,780	$51,960

Supplemental Cash Flow Information
Interest expense paid	$102	$-	$-
Income taxes paid	$14,328	$33,020	$-
The accompanying notes are an integral part of these consolidated financial statements.

SOURCE CORPORATION

(An Exploration Stage Company – Note 1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,  2013,  2012 and 2011

1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc at its El Aquila Project in the southern state of Oaxaca, Mexico.  The El Aguila Project includes the El Aguila open pit mine, which ceased operations in February 2011, and the La Arista underground mine, which is currently in operation. The Company is also performing exploration and evaluation work on its portfolio of base and precious metal exploration properties in Mexico and is evaluating other properties for possible acquisition elsewhere.

Significant Accounting Policies

Exploration Stage Company: The Company has not yet demonstrated the existence of proven or probable reserves at its El Aguila Project in Oaxaca, Mexico or any of its other properties under the criteria set forth by the SEC and is therefore considered an exploration stage company in accordance with Guide 7.  As a result, substantially all of its investment in mining properties to date, including construction of the mill, mine facilities, reclamation and remediation obligations and mine construction expenditures, have been expensed as incurred, and will continue to be expensed as incurred until such time as mineralized material is classified as proven or probable reserves. Certain expenditures, such as for rolling stock or other general-purpose equipment, may be capitalized, subject to evaluation of the possible impairment of the asset. Although for purposes of ASC 915 Development Stage Entities, the Company commenced its intended operations of mining, processing and selling mineralized material in July 2010, the Company believed that its characterization as an exploration stage company under Guide 7 required it to report its financial statements consistent with a development stage company which required among other things the reporting of inception to date results of operations, cash flows and other financial information.   In response to certain comments raised by the SEC staff regarding the Company’s financial statement presentation, the Company has determined that it is no longer required to include the inception to date reporting in its financial statements even though it remains an exploration stage company for accounting purposes in accordance with Guide 7.  Therefore, the Company has revised its financial statement presentation in this report to omit the inception to date reporting in its consolidated statement of  operations, consolidated statement of cash flows and other financial information , which differs from the presentation in the Form 10-K for the year ended December 31, 2012. The Company will not exit the exploration stage for accounting purposes unless and until it demonstrates the existence of proven or probable reserves that meet SEC guidelines and will continue to expense its activities as described above until such time as it exits the exploration stage.  Please see the Cautionary Note at the beginning of this report for other information regarding our status as an exploration stage company.

Proven or Probable Reserves: The definition of proven or probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven or probable until they are supported by a feasibility or other study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination. As of December 2013, none of the Company’s mineralized material met the definition of proven or probable reserves.

Basis of Presentation: The consolidated financial statements included herein are expressed in United States dollars, and conform to United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”).  Significant intercompany accounts and transactions have been eliminated.

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

Gold and Silver Bullion: From time to time, the Company may purchase gold and silver bullion on the open market in order to diversify its treasury and provide for an alternative form of payment for dividends. The purchased gold and silver bullion is carried at the lower of average purchase cost or quoted market value prices based on the daily London P.M. fix as of the balance sheet date.

Accounts Receivable: Accounts receivable consists of trade receivables from the sale of metals concentrate.

Inventories: Major types of inventories include mineralized material stockpile inventories, concentrate inventories and materials and supplies, as described below. Inventories are carried at the lower of average cost or net realizable value, in the case of mineralized material stockpile inventories and materials and supplies. The net realizable value of mineralized material stockpile inventories represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. Concentrate inventories are carried at the lower of full cost of production or net realizable value based on current metals prices. Write-downs of inventory are reported as a component of production costs applicable to sales.

Mineralized Material Stockpile Inventories

 Mineralized material stockpile inventories represent mineralized materials that have been mined and are available for further processing. Mineralized material stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to mineralized material stockpile inventories based on relative values of material stockpiled and processed using current mining costs incurred up to the point of stockpiling the mineralized material, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed from the stockpile at an average cost per tonne. The current portion of mineralized material stockpiles is determined based on the expected amounts to be processed within the next 12 months. Mineralized material stockpile inventories not expected to be processed within the next 12 months, if any, are classified as long-term. As of December 31, 2013, all underground mine mineralized material stockpile inventory was classified as current and all open pit mine mineralized material stockpile inventory was classified as non-current.

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

 Mineral Acquisition Costs: The costs of acquiring land and mineral rights are considered tangible assets. Significant acquisition payments are capitalized. Administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable mineral deposit is discovered, such capitalized costs are amortized when production begins using the units-of-production method. If no mineable mineral deposit is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Exploration Costs: Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven or probable reserves are considered exploration costs.

Design, Facilities and Mine Construction Costs: Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven or probable reserves. Under these circumstances, the Company classifies a project as an exploration stage project and expenses substantially all costs, including design, engineering, construction and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. If a project is determined to contain proven or probable reserves, costs incurred in anticipation of production can be capitalized. Such costs include mine construction drilling to further delineate the mineralized material, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. Interest costs, if any, incurred during the construction phase, would be capitalized until the assets are ready for their intended use. The cost of start-up activities and ongoing costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

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

Trucks and autos.................................................................	4 to 5 years
Office furniture and equipment...............................................	3 to 10 years
Machinery & equipment...........................................................	6 to 8 years
Buildings...............................................................................	20 to 30 years

Impairment of Long-Lived Assets: The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to income on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties. As of December 31, 2013, the Company’s mineral resources do not meet the definition of proven or probable reserves or value beyond proven or probable reserves and any potential revenue has been excluded from the cash flow assumptions. Accordingly, recoverability of capitalized cost is based primarily on estimated salvage values or alternative future uses.

Asset Retirement Obligation/Reclamation and Remediation: The Company’s mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. A liability is initially recorded at the estimated present value for an obligation associated with the retirement of tangible long-lived assets in the period in which it is incurred if a reasonable estimate of fair value can be made. For exploration stage properties that do not qualify for asset capitalization, the costs associated with the obligation are charged to operations. For construction and production stage properties that have proven or probable reserves, the costs are added to the capitalized costs of the property and amortized using the units-of-production method. Since none of the company’s properties contain proven or probable reserves as defined by the SEC, the costs associated with the obligation are charged to operations. See Reclamation and Remediation below.

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

 Stock-Based Compensation: The Company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a pro-rata basis over the vesting periods, if any, of the options. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model, which requires the input of subjective assumptions including expected volatility, risk-free interest rates, the expected life of the option dividend yields and expected forfeitures and cancellations. Expected volatility is based on the historical price volatility of the Company’s common stock. Risk-free interest rates are based on U.S. government obligations with a term approximating the expected life of the option. The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. The Company paid dividends beginning in July 2010 and, accordingly, a dividend yield was considered in calculating the grant date fair value of options granted subsequent to that date; however, no dividend yield was considered for options granted prior to July 2010. In addition, the Company estimates the expected forfeiture rate and only recognize expense for those options expected to vest.

Reclamation and Remediation: Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is expensed as incurred since we do not have proven or probable reserves. Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The reclamation obligation is based on when spending for an existing disturbance will occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, its reclamation obligations in accordance with ASC 410-20 guidance for reclamation obligations.

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

Foreign Currency: These consolidated financial statements are expressed in United States dollars (“US dollars”), which is the functional currency of the Company and the reporting currency of the consolidated financial statements. The functional currency of all of the Company’s subsidiaries is also the US dollar.

Translation of transactions and balances into the functional currency

Transactions in currencies other than the Company’s functional currency (“foreign currencies”) are recognized at the rates of exchange prevailing at the dates of the transactions. At the end of each reporting period, monetary assets and liabilities denominated in foreign currencies are translated at the rates prevailing at that date. Foreign currency non-monetary items that are measured in terms of historical cost are not retranslated. Exchange differences are recognized in net earnings in the period in which they arise.

Translation to the reporting currency

At the end of each reporting period, the results and financial position of subsidiaries whose functional currency differs from the reporting currency of the Company are translated into US dollars as follows:

•	Assets and liabilities are translated at the rates of exchange at the balance sheet date; and
•

Revenues and expenses are translated at the average exchange rates for the period, or at rates that approximate actual exchange rates, with the exception of certain items, such as depreciation and amortization, which are translated at the historical rate applied to the related asset.

Foreign exchange gains and losses resulting from translation from the functional currency to the reporting currency are recognized in other comprehensive income and are recognized in net earnings or loss upon the substantial disposition, liquidation or closure of the subsidiary that gave rise to such amounts.

Concentration of Credit Risk: During the years ended December 31, 2013, 2012 and 2011, all of the Company’s revenues and accounts receivable were the result of sales to two subsidiaries of the Trafigura Group Company: Consorcio Minero de Mexico Cormin Mex. S.A. de C.V. (“Consorcio”) and Trafigura Beheer, B.V. (“Beheer”) of Lucerne Switzerland. Sales to Consorcio and Beheer are made under separate contracts with different contract terms. The Company has carefully considered and assessed the credit risk resulting from its concentrate sales arrangements with Consorcio and Beheer and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business. In the event that the Company’s relationship with Consorcio or Beheer is interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its metals concentrates.  However, any interruption could temporarily disrupt the Company’s sale of its principal products and adversely affect operating results.

The Company’s El Aguila Project, which is located in the state of Oaxaca, Mexico, accounted for 100% of the Company’s total sales of metals concentrate for the years ended December 31, 2013, 2012 and 2011.

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

Recently Issued Accounting Standards Updates:

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," or "ASU 2013-02" which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income or loss. This guidance is effective for reporting periods beginning after December 15, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

In February 2013, the FASB issued ASU No. 2013-05 “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” The objective of ASU 2013-05 is to resolve the inconsistencies in practice about whether ASC Subtopic 810-10, Consolidation—Overall, or ASC Subtopic 830-30, Foreign Currency Matters—

Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets. This guidance is effective for reporting periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s consolidated financial statements or financial statement disclosures.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists", or "ASU No. 2013-11" which requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

2. Fair Value Measurement

The Company’s financial instruments consist of cash and cash equivalents and accounts receivable (which include provisionally priced sales) as of December 31, 2013 and 2012.  The following tables summarize the Company’s financial instruments required to be measured at fair value on a recurring basis as of December 31, 2013 and 2012.  The carrying values of cash and cash equivalents and accounts receivable approximated their fair values at December 31, 2013 and 2012 due to their short maturities.

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$2,307	$-	$2,307	Accounts receivable

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$6,349	$-	$6,349	Accounts receivable

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

None of the Company’s financial instruments were classified as Level 1 or Level 3 financial instruments under ASC 820 as of December 31, 2013 or 2012.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s consolidated statement of operations for the years ended December 31, 2013, 2012 and 2011, respectively, as shown in the following table:

		Years Ended December 31,
	Type	2013	2012	2011	Statement of Operations Classification
		(in thousands)
Receivables related to unsettled invoices Provisionally priced sales (1)	Derivative gain (loss)	$563	$219	$(126)	Sales of metals concentrate, net

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

 During the year ended December 31, 2013, the Company purchased approximately 708 ounces of gold and 1,005 ounces of silver at market prices for a total cost of $1.1 million. During the year ended December 31, 2012, the Company purchased approximately 1,974 ounces of gold and 59,001 ounces of silver at market prices for a total cost of $5.2 million. During the year ended December 31, 2013, approximately 789 ounces of gold and 3,275 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $0.1 million in that year. During the year ended December 31, 2012, approximately 1,068 ounces of gold and 5,234 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $0.1 million in that year.

The table below shows the balance of the Company’s holdings of bullion as of December 31, 2013 and 2012.

	2013		2012
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,693	93,225	1,774	95,495
Carrying value per ounce	$1,206.23	$18.86	$1,659.83	$30.00
Total carrying value	$2,042	$1,758	$2,945	$2,865

The Company recorded impairment write-downs on its gold and silver bullion totaling $1.7 million for the year ended December 31, 2013.

4. Inventories

Inventories at December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Mineralized material stockpiles - underground mine	$1,586	$1,466
Concentrates	480	3,305
Materials and supplies	5,402	2,762
Inventories- current	7,468	7,533

Mineralized material stockpiles - open pit mine	903	809
Inventories- non-current	903	809
Total inventories	$8,371	$8,342

5. Mineral Properties

The Company has an interest in six properties within the State of Oaxaca, Mexico, the El Aguila Project, the El Rey property, the Las Margaritas property, the Alta Gracia property, the El Chamizo property and the El Fuego property. All properties are located within trucking distance to the El Aguila mill.

The El Aguila Project: Effective October 14, 2002, the Company leased three mining concessions, El Aguila,  El Aire, and La Tehuana, totaling 1,896 hectares. The El Aguila and El Aire concessions are part of the El Aguila Project and the La Tehuana concession makes up the Las Margaritas property. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver doré and 5% for production sold in concentrate form. Subject to minimum exploration requirements, there is no expiration term for the lease. The Company may terminate the lease at any time upon written notice to the lessor and the lessor may terminate the lease if the Company fails to fulfill any of its obligations. The Company subsequently acquired two additional concessions, El Chacal and El Pilon, totaling 1,445 hectares, from the same third party, who is entitled to receive a 2% royalty on future production.

The Company has filed for and received additional concessions for the El Aguila Project that total an additional 24,688 hectares. These additional concessions are not part of the concessions discussed above. The Company’s total interest in the El Aguila Project aggregates 27,104 hectares.

The El Rey Property: The El Rey property consists of concessions in another area in the state of Oaxaca known as El Rey,  El Virrey,  La Reyna and El Marquez. We acquired the El Rey concession from a third party and it is subject to a 2% net smelter return royalty payable to him on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government. These concessions total 2,774 hectares.

The El Rey property is an exploration stage property with no known reserves. It is approximately 64 kilometers (40 miles) by road from the El Aguila Project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine but any mineralized material could be transported by truck and processed at the El Aguila Project mill.

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

The Alta Gracia Property: In August 2009, the Company acquired property adjacent to the Las Margaritas property in the Alta Gracia mining district by filing concessions under the Mexican mining laws. The Company refers to this property as the Alta Gracia property. These properties are comprised of three mining concessions, the David 1, the David 2 and La Herradura. The concessions total  5,175 hectares. The Company has conducted limited surface sampling, geologic mapping and drilling initial targets.

The El Chamizo Property: In June 2011, the Company acquired an additional property between the El Rey property and Alta Gracia property by staking mineral claims consisting of approximately 26,386 hectares (101 square miles) which it refers to as the “El Chamizo” property. With the acquisition of El Chamizo, the Company has extended its land position along what is known as the San Jose structural corridor to 55 kilometers (34 miles).  Additionally, in March 2013, the Company acquired the San Pedro Fracc. 2 concession from Almaden Minerals Ltd. subject to a 2% net smelter return royalty.  The San Pedro Fracc. 2 concession consists of approximately 1,860 hectares and is part of the El Chamizo property. There has been limited exploration activity at El Chamizo to date.

The El Fuego Property:  In March 2013, the Company acquired the El Fuego property (San Pedro Fracc. 1 concession) from Almaden Minerals Ltd. subject to a 2% net smelter return royalty.  The El Fuego property  consists of approximately 2,554 hectares and is located south of our Alta Gracia and El Chamizo properties.  There has been limited exploration activity at El Fuego to date.

          As of December 31, 2013, none of the mineralized material at the Company’s properties met the SEC’s definition of proven or probable reserves.

6. Property and Equipment

At December 31, 2013 and 2012, property and equipment consisted of the following:

	2013	2012
	(in thousands)
Trucks and autos	$1,875	$1,631
Building	1,737	1,737
Office furniture and equipment	2,698	2,275
Machinery and equipment	17,510	11,474
Subtotal	23,820	17,117
Accumulated depreciation	(5,693)	(3,067)
Total property and equipment, net	$18,127	$14,050

Depreciation expense for years ended December 31, 2013, 2012 and 2011 was $2.6 million, $1.5 million and $0.9 million, respectively. The Company did not have any significant asset disposals in 2013 or 2012.

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

As of December 31, 2013, the Company’s obligations under capital leases are as follows:

2013
(in thousands)
2014	$1,621
2015	1,578
2016	901
Total payments due	4,100
Less amounts representing interest	(244)
Subtotal	3,856
Less current portion	(1,469)
Non-current portion	$2,387

7.  Income Taxes

The Company files income taxes on an entity basis.  Gold Resource Corporation files as a U.S. Corporation (“U.S. Operations”) and the Company’s subsidiaries file in Mexico and Turkey.

 For financial reporting purposes, net income before income taxes and extraordinary item include the following components:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
U.S. Operations	$(5,900)	$(13,045)	$(11,443)
Foreign Operations	14,875	60,013	59,531
Total income before income taxes and extraordinary item	$8,975	$46,968	$48,088

The Company’s income tax provision consisted of:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current taxes:
Federal	$-	$-	$-
State	-	-	-
Foreign	10,374	22,067	17,827
Total current taxes	$10,374	$22,067	$17,827

Deferred taxes:

Federal	$(2,186)	$2,913	$(4,005)
State	-	298	(372)
Foreign	702	(11,981)	(25,487)
Total deferred taxes	$(1,484)	$(8,770)	$(29,864)

Total income provision (benefit)	$8,890	$13,297	$(12,037)

The provision for income taxes for the years ended December 31, 2013, 2012 and 2011 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Tax at statutory rates	$3,141	$16,031	$15,987
U.S Operations - state income tax impact	520	345	(372)
Mexico Operations - tax rate impact	(2,434)	(2,826)	(2,856)
Dividends, net of foreign tax credits	2,958	2,050	-
Adjustments to deferred tax assets	141	2,561	2,820
Change in valuation allowance	2,228	(4,644)	(28,574)
Disposition of GTR	122	-	-
Mexico mining tax - law change	(380)	-	-
Stock-based compensation	833
Nondeductible expenses	1,576	100
Other	185	(320)	958
Tax provision (benefit)	$8,890	$13,297	$(12,037)

In December 2013, the Mexican president approved a tax reform bill that enacted a new Income Tax Law (“MITL”), which increased the effective tax rate applicable to the Company’s Mexican operations effective January 1, 2014. The MITL increases the future corporate income tax rate to 30%, creates a 10% withholding tax on dividends paid to non-resident shareholders (subject to any reduction by an Income Tax Treaty), and creates a new royalty fee equal to 0.5% of gross revenue from the sale of gold, silver and platinum.

In addition, the law requires taxpayers with mining concessions to pay a new 7.5% royalty tax.  The royalty fee and royalty tax will be tax deductible for income tax purposes.  The royalty tax will generally be applicable to earnings before income tax, depreciation, depletion, amortization, and interest.  In calculating the royalty tax there will be no deductions related to depreciable costs from operational fixed assets but exploration and prospecting depreciable costs are deductible when incurred.

The Company recorded a non-cash charge of $749,000 related to the deferred tax impacts of the above tax changes for the year ended December 31, 2013.

Undistributed earnings of the Company’s foreign subsidiaries were approximately $106.5 million at December 31, 2013. These earnings are considered to be indefinitely reinvested, and do not include earnings which are considered distributed.  According, no provision for U.S. federal and state income taxes has been provided for on those earnings.  If the Company were to separate those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

 The Company, on an entity-by-entity basis, evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. During 2011, the Company determined that deferred tax assets attributable to Gold Resource Corporation and Don David Gold Mexico were “more likely than not” recoverable and recorded a reduction in the valuation allowance of $28.6 million.  During the fourth quarter of 2012, the Company determined that the remaining deferred tax assets of Don David Gold Mexico were “more likely than not” recoverable and recorded a reduction in the valuation allowance of $4.6 million. Management’s assessment as of December 31, 2012 was based on recent historical results, the expected increase in Don David Gold Mexico 2013 gross profits and net income, forecasted contributed future profits and the projected 2013 payment of dividends (which is treated as dividend income for income tax purposes) to the U.S. parent.

During 2013, the Company determined that the deferred tax asset related to the state net operating loss carry forwards were not "more likely than not" to be realized and recorded a valuation allowance of $2.2 million related to state net operating loss carry forwards.

Deferred tax assets and liabilities are determined on an entity-by-entity basis based on the differences between the U.S. GAAP financial statement and tax basis of assets and liabilities using the U.S., Mexico and Turkey enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently, or in future years, related to cumulative temporary differences between the tax bases of assets and liabilities and amounts reported in the Company’s balance sheet. These items are generally deductible for tax purposes in different periods and in different amounts than the expense recognized for financial reporting purposes.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2012 are presented below:

	At December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Tax loss carryforward
U.S. Operations	$1,320	$1,213
Mexico Operations	-	-
Property and equipment	18,892	17,612
Stock-based compensation	6,753	5,187
Accrued royalties and other liabilities	1,458	848
Foreign tax credits	6,111	7,691
Federal benefit mining tax	-	-
Other	(670)	1,129
Total deferred tax assets	33,864	33,680
Valuation allowance	(2,228)	-
Deferred tax assets after valuation allowance	$31,636	$33,680

Deferred tax liabilities	$-	$-

Net deferred tax asset	$31,636	$33,680

At December 31, 2013, the Company has U.S. tax loss carry-forwards for U. S. tax purposes approximating $28.4 million, which expire between 2026 and 2029, and foreign tax credits of $9.5 million that expire between 2023 and 2024.

As of December 31, 2013, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

Currently the Company is currently not undergoing any income tax examinations in any jurisdiction, however to the extent that net operating losses have been utilized in either the current or preceding years, such losses may be subject to future income tax examination.

8. Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to its El Aguila Project.   The following table presents the changes in reclamation and remediation obligation for the years ended December 31, 2013 and 2012.

	2013	2012
	(in thousands)
Reclamation and remediation liabilities – opening balance	$2,790	$2,281
Additions and changes in estimates	112	339
Foreign currency exchange (loss) gain	(15)	170

Reclamation and remediation liabilities – ending balance	$2,887	$2,790

9. Commitments and Contingencies

Operating leases

In November 2012, the Company entered into a three year lease agreement to lease office space in Denver, Colorado commencing January 1, 2013.  Rent expense for 2013 under this lease was $56,000.  The Company’s Mexico subsidiary leases office space in Oaxaca City, Oaxaca.  The subsidiary entered into a ten year lease commencing January 1, 2012. Rent expense for 2013 under this lease was $72,000.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013.

Years Ended December 31,
2014	$130,000
2015	131,000
2016	72,000
2017	72,000
2018	72,000
Thereafter	216,000
Total	$693,000

Employment agreements

The Company has entered into certain employment agreements with senior executive employees and key management employees. Under these agreements, the Company paid employee base salary compensation of $2.3 million in 2013 and will have a contractual obligation to pay employee salary compensation of $1.7 million, $1.7 million and $1.5 million in 2014, 2015 and 2016, respectively.

10.  Shareholders’ Equity

Dividends

The Company declared commercial production July 1, 2010 and, between July 1, 2010 and December 31, 2013, has declared monthly cash dividends totaling $1.80 per share of common stock to shareholders of record. The Company declared dividends of $22.9 million and paid dividends of $25.5 million during the year ended December 31, 2013. During the year ended December 31, 2012, the Company declared dividends of $36.5 million and paid dividends of $35.9 million. The Board of Directors has authorized the Company’s dividends to be charged to paid-in-capital until such time as the Company has retained earnings, at which time any subsequent dividends will be charged to retained earnings. For the year ended December 31, 2013, $22.9 million of declared dividends were charged to paid-in capital. For the year ended December 31, 2012, $36.5 million of declared dividends were charged to paid-in capital. Subsequent to December 31, 2013, the Company declared a regular monthly cash dividend of $0.01 per common share in January and February 2014.

Other Matters

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20 million of its common stock from time to time in market transactions.  There is no pre-determined end date associated with the share repurchase program.  As of December 31, 2013, the Company had repurchased 336,398 shares of common stock for $5.9 million.

11. Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in decreases to sales of $5.1 million,  $3.1 million and  $0.6 million, respectively, for the years ended December 31, 2013, 2012 and 2011.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in a decrease to sales of $0.6 million for the year ended December 31, 2013, an increase to sales of $0.2 million for the year ended December 31, 2012 and a decrease to sales of $0.1 million for the year ended December 31, 2011.

Sales of metal concentrates are recorded net of smelter refining fees, treatment charges and penalties.  Total charges for these items totaled $14.8 million, $16.9 million and $11.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

12. Employee Benefits

401(k) Plan

Effective October 2012, the Company adopted a profit sharing plan which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 45% of their qualified wages, subject to a maximum of $17,500 annually or $23,000 for employees over the age of 50. The Company will match 100% of the employee's deferred contribution for contributions representing up to 100% of each participating employee's deferred earnings. Employees vest in the Company's matching contribution immediately.  The Company’s matching contribution expense amounted to $0.1 million and the unfunded matching contribution obligation was nil for the year ended December 31, 2013.

13. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors, which determines the terms pursuant to which any option is granted. The maximum amount of common stock subject to grant under the Plan is 10 million shares. As of December 31, 2013, there were 1.5 million shares available for future grant under the Plan.

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

A summary of activity under the Plan as of December 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of January 1, 2013	6,020,000	$8.55	6.1	$46,698
Granted	1,220,000	10.01
Exercised	(1,100,000)	0.59
Forfeited	(525,000)	16.57
Outstanding as of December 31, 2013	5,615,000	$9.66	6.7	$3,364

Vested and exercisable as of December 31, 2013	3,848,333	$7.17	5.6	$3,364

The weighted-average grant date fair value of options granted during the years ended December 31, 2013, 2012, and 2011 was $4.24, $11.01 and $15.94, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $8.3 million, $1.6 million and $5.4 million, respectively. There was a significant decrease in the total fair value of shares vested during 2012 primarily as a result of the modification pursuant to ASC 718 as noted above. The Company received $0.6 million in cash proceeds from options exercised during 2013.

The following table summarizes information about stock options outstanding at December 31, 2013:

Outstanding	Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.25	400,000	0.3	$0.25	400,000	$0.25
$3.40 - 3.95	1,900,000	4.7	$3.66	1,900,000	$3.66
$7.24 - $14.36	1,755,000	8.4	$10.71	978,333	$10.75
$17.10 - $20.51	1,560,000	8.7	$18.21	520,000	$18.21
	5,615,000	6.7	$9.66	3,798,333	$7.17

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options allocated among production costs and general and administrative expense for the years ended December 31, 2013, 2012 and 2011 was $7.6 million, $6.6 million $6.6 million, respectively. Below is a table of stock-based compensation expense allocated between production and general and administrative expense for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(in thousands)
Production costs	$2,380	$1,737	$4,336
General and administrative expenses	5,237	4,863	2,234
Total stock-based compensation	$7,617	$6,600	$6,570

The estimated unrecognized stock-based compensation expense from unvested options as of December 31, 2013 was approximately $11.4 million, which is expected to be recognized over the remaining vesting periods of up to 3.0 years.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2013	2012	2011
Risk-free interest rate	0.68% - 1.62%	0.62% - 2.31%	1.97% - 3.37%
Dividend yield	2.87% - 3.40%	2.47% - 3.14%	1.98% - 2.08%
Expected volatility	62.74% - 63.21%	62.94% - 67.20%	67.47% - 68.62%
Expected life in years	5	5	10

14. Other (expense) income

During the years ended December 31, 2013, 2012 and 2011, other (expense) income consisted of the following:

	2013	2012	2011
	(in thousands)
Currency exchange (loss) gain	$(357)	$(2,881)	$2,732
Impairment loss on gold and silver bullion	(1,743)	58	(429)
Realized (loss) from gold and silver bullion converted	(58)	(64)	-
Interest income	166	122	102
Other income	637	29	9
Total other (expense) income	$(1,355)	$(2,736)	$2,414

15. Net Income per Common Share

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

The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011

Net income before extraordinary item	$85	$33,671	$60,125
Extraordinary items	-	-	(1,756)
Net income	$85	$33,671	$58,369

Basic weighted average shares of common stock	53,255,259	52,846,163	52,979,481
Dilutive effect of stock options	2,044,216	3,469,722	3,435,173
Diluted weighted average common shares outstanding	55,299,475	56,315,885	56,414,654

Basic:
Net income per basic share before extraordinary item	$0.00	$0.64	$1.13
Extraordinary item	-	-	(0.03)
Net income per basic share	$0.00	$0.64	$1.10
Diluted:
Net income per diluted share before extraordinary item	$0.00	$0.60	$1.06
Extraordinary item	-	-	(0.03)
Net income per diluted share	$0.00	$0.60	$1.03

Stock options totaling 2.6 million,  1.3 million and 0.8 million as of December 31, 2013, 2012 and 2011, respectively, were excluded from the computation of diluted weighted average shares outstanding. The exercise price of those stock options exceeded the average market price of the Company’s common shares of $9.06,  $22.07 and $24.32 for the years ended December 31, 2013, 2012 and 2011, respectively.

16. Quarterly Financial Data (Unaudited)

The following represents selected information from our unaudited quarterly Consolidated Statements of Operations for the years ended December 31, 2013 and 2012.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Sales of metals concentrate, net	$42,311	$26,660	$29,405	$27,408
Mine gross profit	26,034	11,144	11,377	9,703
Operating income (loss)	12,347	(768)	(1,884)	635
Other (expense) income	(36)	(1,862)	(660)	1,203
Net income (loss)	$7,387	$(1,373)	$(1,830)	$(4,099)
Net income (loss) per common share:
Basic:	$0.14	$(0.03)	$(0.03)	$(0.08)
Diluted:	$0.13	$(0.03)	$(0.03)	$(0.08)
Weighted average shares outstanding:
Basic	52,679,369	53,272,776	53,320,673	53,735,891
Diluted	55,586,031	53,272,776	53,320,673	53,735,891

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)
Sales of metals concentrate, net	$36,665	$30,700	$36,490	$27,939
Mine gross profit	29,886	17,926	23,773	16,188
Operating income	21,548	8,178	13,564	6,414

Other (expense) income	(1,989)	692	(485)	(954)
Net income	$13,504	$4,128	$7,297	$8,742
Net income per common share:
Basic:	$0.26	$0.08	$0.14	$0.17
Diluted:	$0.24	$0.07	$0.13	$0.16
Weighted average shares outstanding:
Basic	52,898,984	52,909,756	52,848,586	52,728,590
Diluted	56,362,916	56,443,419	56,254,632	55,846,375

17. Extraordinary Item - Flood

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

18. Legal Proceedings

A securities class action lawsuit filed against our company on October 25, 2012 and subsequently captioned In re Gold Resource Corp. Securities Litigation, No.1:12-cv-02832 was pending in U.S. District Court for the District of Colorado.   The complaint alleged violations of federal securities laws by us and certain of its officers and directors. On July 15, 2013, the federal district court granted the Company’s motion to dismiss the lawsuit with prejudice.  The plaintiff has appealed the District Court’s decision to the United States Court of Appeals for the Tenth Circuit.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming the Company as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of our motion to dismiss in the securities class action lawsuit and the stay has been extended pending the resolution of the appeal. There has been no discovery as the case is in its initial stages and accordingly, we are not in a position to assess the likelihood or estimate the potential range of loss associated with this matter; however, pursuant to our articles of incorporation, we are obligated to indemnify our officers and directors with respect to this litigation and our company will bear the cost associated with defense of these claims to the extent not covered by insurance.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 On March 18, 2013, our Audit Committee dismissed StarkSchenkein, LLP and engaged KPMG LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2013. The audit reports of StarkSchenkein, LLP on our consolidated financial statements as of and for the years December 31, 2012 and 2011, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended December 31, 2012 and 2011, and the subsequent interim period through March 18, 2013, there were no (1) disagreements between us and StarkSchenkein, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the consolidated financial statements for such years, or (2) “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended December 31, 2013 and 2012 and the interim period through March 18, 2013, we have not consulted with KPMG LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by KPMG LLP to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (2) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013 due to two material weaknesses in internal control over financial reporting described below. In light of these weaknesses in internal control over financial reporting, prior to filing this Annual Report on Form 10-K, we completed substantive procedures, including, validating, and in certain cases correcting, the completeness and accuracy of the underlying data used for significant accounting estimates and transactions. These additional procedures have allowed us to conclude that, notwithstanding the material weaknesses in our internal control over financial reporting described above, the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

 (b) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992) (“Framework”). Based on this assessment, management identified material weaknesses in its internal control over financial reporting as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

The following control deficiencies were identified and were determined to be material weaknesses in internal control over financial reporting as of December 31, 2013:

•

Our internal controls over income taxes and cash disbursements were not complete and operating effectively.  Specifically, our management review controls over the identification of temporary differences, measurement of the valuation allowance, and presentation of income taxes and approval of cash disbursements related to certain general and administrative expenses in our financial statements were not operating effectively.

•	We did not maintain effective monitoring and oversight of external service providers. Specifically:
o

We did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in the evaluation of the internal control environment and testing of process level controls.

o

We did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in the evaluation of the general information technology control environment, including controls intended to prevent unauthorized system access and inappropriate change management.

o	We did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in the recognition, measurement and presentation of income taxes.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

The material weaknesses resulted in material misstatements in the preliminary consolidated financial statements in the fourth quarter of 2013 related to the current and long-term portions of the deferred tax assets as well as the provision for income taxes which were identified and corrected by the Company prior to the issuance of the annual consolidated financial statements in our annual report on Form 10-K.

Our independent registered public accounting firm, KPMG LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013. Their report appears in this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Other than the identification of control deficiencies described above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

(d) Management’s Plans for Remediation of the Material Weakness

The Company has been and is continuing to implement changes in its internal control over financial reporting to remediate the control deficiencies that gave rise to material weaknesses. We are undertaking the following remediation plans and actions:

•	Improving management oversight and monitoring of its independent service providers
•

Replacing its independent Sarbanes-Oxley compliance provider to improve the design, documentation, monitoring, and testing of key controls to strengthen the Company’s internal control over financial reporting

•

Improving management’s oversight and monitoring of its income tax provision process by enhancing its quarterly discussions with our outside tax advisors to anticipate any business developments that could affect the determination or presentation of income tax expense.

As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited Gold Resource Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to ineffective internal controls over income taxes and cash disbursements which were not complete and operating effectively, and ineffective monitoring and oversight of external service providers, have been identified and included in management’s assessment in Item 9A(b).

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Gold Resource Corporation and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheet of Gold Resource Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of these consolidated financial statements, and this report does not affect our report dated April 1, 2014, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

April 1, 2014

ITEM  9B.OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2014 Annual Meeting of Shareholders (“2014 Proxy Statement”) expected to be filed within 120 days after the end of our fiscal year ended December 31, 2013.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2014 Proxy Statement.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.2.1

Amendment dated March 25, 2013 to Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on March 27, 2013, Exhibit 3.2, File No. 001-34857).

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

10.3

Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.17, File No. 001-34857).

10.4

Amended and Restated Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form S-8 filed on January 20, 2011, Exhibit 10.1, File No. 333-171779).

10.5	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.6

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

10.8

Office Lease between Don David Gold Mexico, S.A. de C.V. and Immobilaria & Construcciones Stipa S.A. de C.V. effective January 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.28, File No. 001-34857).

10.9

Contract Services Agreement between the Company and Richard Irvine dated February 16, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.27, File No. 001-34857).

10.10

Office Lease between the Company and Lincoln ASB Colorado Center LLC effective November 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.29, File No. 001-34857).

10.11	Executive Employment Agreement between the Company and Barry Devlin (incorporated by reference from our current report on Form 8-K filed on November 13, 2012, Exhibit 10.1, File No. 001-34857).

10.12

Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Jason Reid dated September 9, 2013 (incorporated by reference to the current report on Form 8-K filed on September 10, 2013, Exhibit 10.1, File No. 001-34857).

10.13	Executive Employment Agreement between the Company and Joe A. Rodriguez (incorporated by reference from our current report on Form 8-K filed on October 6, 2013, Exhibit 10.1, File No. 001-34857).

10.14

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference from our current report on Form 8-K filed on December 18, 2013, Exhibit 10.1, File No. 001-34857).

10.15*	Purchase Contract 103-14CMX-011-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013.

10.16*	Purchase Contract 203-14CMX-012-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013.

10.17*	Purchase Contract 303-14CMX-010-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013.

10.18*	Executive Employment Agreement between the Company and Greg Patterson.

16.1

Letter from StarkSchenkein, LLP addressed to the U.S. Securities and Exchange Commission dated March 19, 2013 (incorporated by reference from our current report on Form 8-K filed on March 19, 2013, Exhibit 16.1, File No. 001-34857).

21*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D Reid and Joe A. Rodriguez.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2013 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: April 1, 2014	/s/ Jason D. Reid
By: Jason D. Reid, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Or F

/s/ Jason D. Reid	Chief Executive Officer, President and Director	April 1, 2014
Jason D. Reid

/s/ Joe A. Rodriguez	Chief Financial Officer	April 1, 2014
Joe A. Rodriguez

/s/ Bill M. Conrad	Chairman of the Board of Directors	April 1, 2014
Bill M. Conrad

/s/ Tor Falck	Director	April 1, 2014
Tor Falck

/s/ Gary C. Huber	Director	April 1, 2014
Gary C. Huber

EXHIBIT INDEX

Item No.	Description

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

3.2.1

Amendment dated March 25, 2013 to Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on March 27, 2013, Exhibit 3.2, File No. 001-34857).

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

10.3

Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.17, File No. 001-34857).

10.4

Amended and Restated Non-Qualified Stock Option and Stock Grant Plan (incorporated by reference from our registration statement on Form S-8 filed on January 20, 2011, Exhibit 10.1, File No. 333-171779).

10.5	Form of Stock Option Agreement (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.3, File No. 333-129321).

10.6

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

10.8

Office Lease between Don David Gold Mexico, S.A. de C.V. and Immobilaria & Construcciones Stipa S.A. de C.V. effective January 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.28, File No. 001-34857).

10.9

Contract Services Agreement between the Company and Richard Irvine dated February 16, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.27, File No. 001-34857).

10.10

Office Lease between the Company and Lincoln ASB Colorado Center LLC effective November 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.29, File No. 001-34857).

10.11	Executive Employment Agreement between the Company and Barry Devlin (incorporated by reference from our current report on Form 8-K filed on November 13, 2012, Exhibit 10.1, File No. 001-34857).

10.12

Amendment No. 1 to Amended and Restated Employment Agreement between the Company and Jason Reid dated September 9, 2013 (incorporated by reference to the current report on Form 8-K filed on September 10, 2013, Exhibit 10.1, File No. 001-34857).

10.13	Executive Employment Agreement between the Company and Joe A. Rodriguez (incorporated by reference from our current report on Form 8-K filed on October 6, 2013, Exhibit 10.1, File No. 001-34857).

10.14

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference from our current report on Form 8-K filed on December 18, 2013, Exhibit 10.1, File No. 001-34857).

10.15*	Purchase Contract 103-14CMX-011-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013.

10.16*	Purchase Contract 203-14CMX-012-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013.

10.17*	Purchase Contract 303-14CMX-010-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013.

10.18*	Executive Employment Agreement between the Company and Greg Patterson.

16.1

Letter from StarkSchenkein, LLP addressed to the U.S. Securities and Exchange Commission dated March 19, 2013 (incorporated by reference from our current report on Form 8-K filed on March 19, 2013, Exhibit 16.1, File No. 001-34857).

21*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of StarkSchenkein, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D Reid and Joe A. Rodriguez.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2013 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Other Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* filed herewith