Form 10-Q
period 2014-03-31
GOLD RESOURCE CORP
filed 2014-05-12
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2014

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

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,179,369 shares of common stock outstanding as of May 9,  2014.

GOLD RESOURCE CORPORATION

FORM 10-Q

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)
(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$19,457	$14,973
Gold and silver bullion	3,793	3,801
Accounts receivable	6,442	2,307
Inventories	6,967	7,468
Income taxes receivable	1,216	6,488
Deferred tax assets	3,973	3,973
Prepaid expenses and other assets	4,687	5,808
Total current assets	46,535	44,818
Land and mineral rights	227	227
Property, equipment and mine development - net	21,506	18,127
Inventories	903	903
Deferred tax assets	27,663	27,663
Investments (including $2,512 and nil, respectively, measured at fair value)	2,743	231
Total assets	$99,577	$91,969
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,223	$2,873
Accrued expenses	5,011	5,613
Capital lease obligations	1,476	1,469
IVA taxes payable	1,762	925
Dividends payable	542	538
Total current liabilities	13,014	11,418
Capital lease obligations	2,015	2,387
Reclamation and remediation liabilities	2,883	2,887
Total liabilities	17,912	16,692
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,515,767 and 54,115,767 shares issued and outstanding, respectively	55	54
Additional paid-in capital	88,665	88,044
Accumulated (deficit)	-	(5,766)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive (loss)	(1,171)	(1,171)
Total shareholders' equity	81,665	75,277
Total liabilities and shareholders' equity	$99,577	$91,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
for the three months ended March 31, 2014 and 2013
(U.S. dollars in thousands, except shares and per share amounts)
(Unaudited)

	2014	2013

Sales of metals concentrate, net	$31,152	$42,311
Mine cost of sales:
Production costs	14,221	16,867
Depreciation and amortization	745	536
Reclamation and remediation	-	29
Total mine cost of sales	14,966	17,432
Mine gross profit	16,186	24,879
Costs and expenses:
General and administrative expenses	3,013	4,385
Exploration expenses	1,288	3,299
Facilities and mine construction	-	4,848
Total costs and expenses	4,301	12,532
Operating income	11,885	12,347
Other income (expense)	469	(36)
Income before income taxes	12,354	12,311
Provision for income taxes	5,229	4,924
Net income	$7,125	$7,387
Other comprehensive income:
Currency translation gain	-	34
Comprehensive income	$7,125	$7,421
Net income per common share:
Basic:	$0.13	$0.14
Diluted:	$0.13	$0.13

Weighted average shares outstanding:
Basic	53,934,925	52,679,369
Diluted	54,697,710	55,586,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended March 31, 2014 and 2013
(U.S. dollars in thousands)
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$7,125	$7,387
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	810	653
Reclamation and remediation	-	29
Stock-based compensation	783	1,512
Unrealized foreign currency exchange loss (gain)	137	(119)
Impairment loss on gold and silver bullion	-	178
Unrealized gain due to changes in fair value of investments	(702)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,176)	(4,887)
Inventories	496	942
Prepaid expenses and other assets	1,110	(1,677)
Accounts payable	1,331	1,910
Accrued expenses	(608)	1,469
IVA taxes payable/receivable	828	(1,216)
Income taxes payable/receivable	5,219	263
Net cash provided by operating activities	12,353	6,444
Cash flows from investing activities:
Capital expenditures	(4,190)	(3,682)
Purchases of gold and silver bullion	-	(485)
Proceeds from conversion of gold and silver bullion	8	664
Investments	(1,805)	(231)
Net cash used in investing activities	(5,987)	(3,734)
Cash flows from financing activities:
Proceeds from exercise of stock options	100	-
Dividends paid	(1,617)	(9,482)
Repayment of capital leases	(365)	-
Net cash used in financing activities	(1,882)	(9,482)
Effect of exchange rates on cash and equivalents	-	18
Net increase (decrease) in cash and cash equivalents	4,484	(6,754)
Cash and equivalents at beginning of period	14,973	35,780
Cash and equivalents at end of period	$19,457	$29,026

Supplemental Cash Flow Information
Interest paid	$85	$-
Income taxes paid	$-	$3,496
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31,  2014

 (Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc at its El Aguila Project in the southern state of Oaxaca, Mexico. The El Aguila Project includes the El Aguila open pit mine, which ceased operations in February 2011, and the La Arista underground mine, which is currently in operation. The Company is also performing exploration and evaluation work on its portfolio of base and precious metal exploration properties in Mexico and is evaluating other properties for possible acquisition.

On April 30, 2014, the Company announced the completion of its reserve study and issued a report dated December 31, 2013 confirming the existence of proven and probable reserves as defined in Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission (“Guide 7”). As a result of the completion of the reserve study, the Company has transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise consistent with Guide 7. The Company no longer considers itself to be a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”). Accordingly, cumulative and other disclosures required by ASC 915 are no longer included in the Company’s financial statements.

Basis of Presentation

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and were prepared in conformance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the SEC regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned U.S. subsidiary GRC Nevada Inc. (“GRC Nevada”) and Mexican subsidiary Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”).  Significant intercompany accounts and transactions have been eliminated.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.  These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2013.  Except as noted below, there have been no material changes to the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10-K.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2013. However, the results of operations for the interim period ended March 31, 2014 may not be indicative of results of operations to be expected for the full fiscal year.

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

Mine Development: The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property is determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

 Reclassifications: Certain amounts presented in prior periods have been reclassified to conform to current period presentation.

Exploration Stage Company:  For the period ended March 31, 2014 the condensed consolidated financial statements are no longer presented in accordance with Accounting Standards Codification 915 and the provisions of SEC Industry Guide 7 relating to exploration stage entities. On April 30, 2014, the Company issued a report on the reserve estimate for the La Arista underground mine at the El Aguila Project with an effective date of December 31, 2013. The report confirms the existence of proven and probable reserves, allowing the Company to transition from an Exploration Stage Company as defined in ASC 915 and an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Industry Guide 7. Consistent with the Company’s transition from an Exploration Stage Entity to a Production Stage Entity as defined in Guide 7, certain underground mine development costs associated with the Company's El Aguila Project were capitalized beginning January 1, 2014.  These costs include the cost of building access ways, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

Investments: We make elections, on an investment-by-investment basis, as to whether we measure our investments at fair value. Such elections are generally irrevocable. We have elected the fair value method for most of our investments as we believe this method generally provides the most meaningful information to our investors. However, for investments over which we have significant influence, we consider the significance of transactions between our company and our equity affiliates and other factors in determining whether the fair value method should be applied. In general, we elect the fair value option for those equity method investments with which the Company or its consolidated subsidiaries have significant related-party transactions.

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair values of certain investments and debt, net, in our consolidated statement of operations. All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred. For additional information regarding our fair value method investments, see notes 2 and 4.

2.  Fair Value Measurement

The Company’s financial instruments consist of accounts receivable (which include provisionally priced sales) and investments in equity securities.  The Company’s Level 1 assets as of March 31, 2014 included investments in equity securities determined using a market approach based upon unadjusted quoted prices for identical assets in an active market. The Level 2 carrying values for accounts receivable approximated their fair values at March 31, 2014 and December 31, 2013 due to their short maturities.

When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•

Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•

Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

The following tables summarize the Company’s financial instruments required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$6,442	$-	$6,442	Accounts receivable
Investments in equity securities	$2,512	$-	$231	$2,743	Investments

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$2,307	$-	$2,307	Accounts receivable
Investments in equity securities	$-	$-	$231	$231	Investments

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s condensed consolidated statement of income for the three months ended March 31, 2014.

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program whereby shareholders may exchange their cash dividend for gold and silver bullion.  The Company’s investment in gold and silver bullion is carried at cost and evaluated for impairment at relevant financial reporting dates.

During the three months ended March  31, 2014, the Company made no purchases of gold or silver.    During the three months ended March  31, 2013, the Company purchased approximately 302 ounces of gold at market prices for a total cost of $0.5 million. During the three months ended March  31, 2014, approximately 3 ounces of gold and 229 ounces of silver were converted into gold and silver bullion and distributed under the Company’s gold and silver bullion dividend exchange program, resulting in a realized gain of $1,000  in that period. During the three months ended March  31, 2013, approximately 348 ounces of gold and 1,578 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $39,000 in that period.

The table below shows the balance of the Company’s holdings of bullion as of March  31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,690	92,996	1,693	93,225
Carrying value per ounce	$1,206.25	$18.86	$1,206.23	$18.86
Total carrying value	$2,039	$1,754	$2,042	$1,759

The Company recorded no impairment on its gold and silver bullion for the three months ended March 31, 2014.

4. Investments

Investments in equity securities at March 31, 2014 and December 31, 2013 consisted of the following:

	Fair Value as of March 31, 2014
	Cost	Accumulated unrealized gain	Fair Value
	(in thousands)
Investments in equity securities
Canamex Resources Corporation - common shares (1)	$1,805	$707	$2,512
Laguna Gold Pty Ltd - common shares	231	-	231
Total Investments	$2,036	$707	$2,743

 (1) On February 26, 2014, the Company announced the purchased 22,222,222 shares in Canamex Resource Corp a publically traded company in Cananda. The Company’s shares represented approximately 18.4% of the outstanding shares of Canamex. Pursuant to the terms of the subscription agreement, the Company appointed Jason Reid as its representative to the Board of Directors of Canamex on April 14, 2014.

	Fair Value as of December 31, 2013
	Cost	Accumulated unrealized gain	Fair Value
	(in thousands)
Investments in equity securities
Laguna Gold Pty Ltd - common shares	$231	$-	$231
Total Investments	$231	$-	$231

5.  Inventories

Inventories at March  31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Ore stockpiles - underground mine	$987	$1,586
Concentrates	917	480
Materials and supplies	5,063	5,402
Inventories - current	6,967	7,468

Ore stockpiles - open pit mine	903	903
Inventories - non-current	903	903
Total inventories	$7,870	$8,371

6.  Property, equipment and mine development - net

At March  31, 2014 and December 31, 2013, property, equipment and mine development consisted of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Mine development	$2,593	$-
Trucks and autos	1,875	1,875
Building	1,738	1,737
Office furniture and equipment	2,704	2,698
Construction in progress	1,570	-
Machinery and equipment	17,529	17,510
Subtotal	28,009	23,820
Accumulated depreciation and amortization	(6,503)	(5,693)
Total property, equipment and mine development - net	$21,506	$18,127

Depreciation expense on property and equipment for the three months ended March  31, 2014 and 2013 was $0.7 million and $0.7 million, respectively, and amortization expense on the mine development costs for the three months ended March 31, 2014 and 2013 was $0.1 million and nil, respectively.

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

The equipment leases qualify as capital leases and have been recorded at the present value of the future minimum lease payments, including the bargain purchase option and transaction fees, which approximates the net carrying value of the equipment.  The equipment leases bear interest of 4.5% to 5.5% per annum, with monthly principal and interest payments of approximately $0.1 million over the three-year lease term.   The Company has an option to purchase the equipment at the end of the lease term for less than $0.1 million.  The present value of the future minimum lease payments, including the bargain purchase options and up-front transaction fees, totaled $4.8 million. Depreciation on the leased assets is recorded over their estimated useful lives.

As of March 31, 2014, the Company’s obligations under capital leases are as follows:

March 31,
2014
(in thousands)
2014	$1,211
2015	1,578
2016	901
Total payments due	3,690
Less amounts representing interest	(199)
Subtotal	3,491
Less current portion	(1,476)
Non-current portion	$2,015

7.  Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to its El Aguila Project.  The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2014 and the twelve months ended December 31, 2013.

	March 31,	December 31,
	2014	2013
	(in thousands)
Reclamation and remediation liabilities – opening balance	$2,887	$2,790
Additions and changes in estimates	-	112
Foreign currency exchange loss	(4)	(15)
Reclamation and remediation liabilities – ending balance	$2,883	$2,887

8.  Shareholders’ Equity

The Company declared dividends of $1.6 million and $9.5 million and paid gross cash dividends of $1.6 million and $9.5 million during the three months ended March 31, 2014 and 2013, respectively. Under our dividend exchange program during the three months ended March 31, 2014 our shareholders who participated in the program exchanged gross cash dividends of $8,000 for approximately 3 ounces of gold and 229 ounces of silver and for March 31, 2013 exchanged gross cash dividends of $0.7 million for approximately 348 ounces of gold and 1,578 ounces of silver, respectively.  The Board of Directors has authorized the Company’s dividends to be charged to paid-in capital until such time as the Company has retained earnings, at which time dividends will be charged to retained earnings to the extent that the Company has retained earnings.  For the three months ended March  31, 2014 and 2013,  $1.4 million and $1.5 million of declared dividends were charged to retained earnings, and $0.2 million and $8.0 million was charged to paid-in capital, respectively.

9.    Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, with assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in a decrease of $0.7 million to sales during the three months ended March  31, 2014, and an increase to sales of $0.5 million for the three months ended March  31, 2013.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in a decrease to sales of $1.2 million for the three months ended March  31, 2014, and a decrease to sales of $2.3 million for the three months ended March  31, 2013.

Sales of metals concentrate are recorded net of smelter refining fees, treatment charges and penalties.  Total charges for these items totaled $2.9 million for the three months ended March  31, 2014 and $4.2 million for the three months ended March  31, 2013.

10. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”).  A summary of activity under the Plan for the three months ended March 31, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2014	5,615,000	$9.66	6.7	$3,364
Granted	10,000	5.81
Forfeited	(240,000)	17.64
Exercised	(400,000)	0.25
Outstanding as of March 31, 2014	4,985,000	$10.10	6.8	$2,127

Vested and exercisable as of March 31, 2014	3,438,335	$8.08	6.0	$2,127

The fair value of options granted during the three months ended March 31, 2014 was $23,000. The options vest over a three year period and have an exercise term of 10 years. The total fair value of stock options vested during the three months ended March 31, 2014 was $0.7 million.

The following table summarizes information about stock options outstanding at March 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$3.40 - $3.95	1,900,000	4.5	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,765,000	8.2	10.90	1,098,334	11.64
$17.10 - $20.51	1,320,000	8.4	18.31	440,001	18.31
	4,985,000	6.8	$10.10	3,438,335	$8.08

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the three months ended March 31, 2014 was $0.8 million and for the three months ended March  31, 2013 was $1.5 million.

Stock-based compensation expense has been allocated between production costs and general and administrative expense for the three months ended March  31, 2014 and 2013 as follows:

Three months ended March 31,
2014	2013
(in thousands)

Production costs	$466	$422
General and administrative expenses	317	1,090
Total stock-based compensation	$783	$1,512

The estimated unrecognized stock-based compensation expense from unvested options as of March  31, 2014 was approximately $6.4 million, and is expected to be recognized over the remaining vesting periods of up to 3.0 years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Three months ended March 31,
	2014	2013
Risk-free interest rate	1.53%	0.81% - 0.88%
Dividend yield	1.63%	3.25% - 3.40%
Expected volatility	55.35%	63.00% - 63.15%
Expected life in years	5	5

11. Other Income (Expense)

Other income (expense) for the three months ended March  31, 2014 and 2013 consisted of the following:

	Three months ended March 31,
	2014	2013
	(in thousands)
Unrealized foreign currency exchange (loss) gain	$(137)	$119
Realized foreign currency exchange (loss) gain	(47)	25
Impairment loss on gold and silver bullion	-	(178)
Realized gain (loss) from gold and silver bullion converted	1	(39)
Unrealized gain due to changes in fair value of investments (1)	702
Interest income	69	39
Interest expense	(85)	-
Other expense	(34)	(2)
Total other income (expense)	$469	$(36)

(1) Our unrealized gain due to changes in fair values of certain investments include gains associated with changes in fair values that are non-cash in nature until such time that these gains are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 2 and 4 to our condensed consolidated financial statements.

12.  Income Taxes

The Company recorded  income tax expense of $5.2 million for the three months ending March 31, 2014.  During the three months ending March 31, 2013, the Company recorded income tax expense of $4.9 million.

During the three months ending March 31, 2014, the Company has not received advances from its Mexican operations. The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of December 31, 2013. The impact of the planned annual dividends for 2014, net of foreign tax credits, is reflected in the estimated annual effective tax rate.

During the quarter ended March 31, 2014, the Company experienced an increase in its annualized effective tax rate principally due to the newly enacted Mexico mining tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2014, the Company believes it has sufficient positive evidence to conclude that realization of its federal and foreign deferred tax assets of Gold Resource Corporation are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As of March 31, 2014, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

The Company is currently not undergoing any income tax examinations in any jurisdiction, however to the extent that net operating losses have been utilized in either the current or preceding years, such losses may be subject to future income tax examination.

13. Net Income per Share

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

The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the three months ended March  31, 2014 and 2013 is as follows:

	Three months ended March 31,
	2014	2013
	(in thousands, except share data)
Net income	$7,125	$7,387

Basic weighted average common shares outstanding	53,934,925	52,679,369
Dilutive effect of stock options	762,785	2,906,662
Diluted weighted average common shares outstanding	54,697,710	55,586,031

Net income per basic share	$0.13	$0.14
Net income per diluted share	$0.13	$0.13

Stock options totaling 3.1 million for the three months ending March  31, 2014 were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $5.08 during the three months ended March  31, 2014. Stock options totaling 2.3 million for the three months ending March  31, 2013 were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $13.61 during the three months ended March  31, 2013.

14.  Legal Proceedings

A securities class action lawsuit subsequently captioned In re Gold Resource Corp. Securities Litigation, No.1:12-cv-02832 was filed on October 25, 2012 in the U.S. District Court for the District of Colorado naming the Company and certain of its current and former officers and directors as defendants.  The complaint alleged violations of federal securities laws by the Company and certain of its officers and directors. On July 15, 2013, the federal district court granted the Company’s motion to dismiss the lawsuit with prejudice.  The plaintiff has appealed the District Court’s decision to the United States Court of Appeals for the Tenth Circuit.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming the Company as a nominal defendant, and naming seven of its current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for the Company’s benefit, unspecified damages purportedly sustained by the Company in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of the motion to dismiss in the securities class action lawsuit and the stay has been extended pending the appeal. There has been no discovery as the case is in its initial stages and accordingly, the Company is not in a position to assess the likelihood or estimate the potential range of loss associated with this matter; however, pursuant to the Company’s articles of incorporation and contractual agreements with the individuals, it is obligated to indemnify its officers and directors with respect to this litigation and the Company will bear the cost associated with defense of these claims.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31,  2014 and compares those results to the three months ended March 31,  2013.  It also analyzes our financial condition at March 31,  2014 and compares it to our financial condition at December 31, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the years ended December 31, 2013 and 2012 and footnotes contained in our Form 10-K for the year ended December 31, 2013.

The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process.  Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures, please see the discussion below under “Non-GAAP Measures”.

Overview

Business

We are a mining company which pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production from ore at the El Aguila Project in Oaxaca, Mexico. Ore from the El Aguila open pit mine was processed into a metal concentrate containing the primary product of gold, with silver as a by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates from ore containing our primary metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our El Aguila Project produced a total of 23,734 precious metal gold equivalent ounces for the three months ended March 31,  2014.  During this period we sold 20,600 precious metal gold equivalent ounces produced at a total cash cost net of by-product credits (including royalties and as otherwise defined below) of $422 per precious metal gold equivalent ounce sold. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. (Please see the section titled “Non-GAAP Measures” below for additional information concerning the cash cost per ounce measures.)

For the three months ended March 31,  2014, we reported revenue of $31.2 million, mine gross profit of $16.2 million and a net income of $7.1 million.

Reserve Report

Beginning January 1, 2014, we transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined by SEC Industry Guide 7. On April 30, 2014, we issued a report on the reserve estimate for the La Arista underground mine at the El Aguila Project with an effective date of December 31, 2013. The report confirms proven and probable reserves and we therefore transitioned from an Exploration Stage Company as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”) and an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Industry Guide 7. We no longer consider ourselves to be an exploration stage company as defined in ASC 915 and accordingly cumulative and other disclosures required by ASC 915 are no longer included in the Company’s financial statements.

Prior to January 1, 2014, we were considered an exploration stage company under SEC criteria since we had not demonstrated proven or probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required under SEC guidelines, substantially all of our investment in mining properties up to that date, including construction of the mill, mine facilities and mine construction expenditures, were expensed as incurred and therefore do not appear as assets on our balance sheet.

Our characterization as an exploration stage company resulted in the classification of our facilities and mine construction expenditures as operating expenses rather than capital expenditures, and may have caused us to report lower net income than if we had capitalized the expenditures.  In addition, prior to January 1, 2014, our financial statements did not reflect a corresponding depreciation or amortization expense for our facilities and mine construction costs since they were expensed as incurred rather than capitalized. The change in our accounting presentation as a result of our transition to a production stage enterprise may make certain period-over-period comparisons in this quarterly report less meaningful than otherwise since we capitalized mine development related expenditures that would have been expensed under our prior accounting presentation.

Exploration Activities

El Aguila Project:  Our mine exploration activities during the first quarter of 2014 at El Aguila continued to focus on the La Arista vein system.  Twenty-nine diamond drill holes totaling 10,003 meters were completed during the first quarter of 2014.  Drilling consisted of both infill and step-out holes testing the mineralized vein extensions at our producing La Arista underground mine. During the quarter, drilling principally targeted the northwest and southeast extensions of the Baja, Candelaria, Luz and Splay 66 veins currently in production in the La Arista underground mine. Surface drilling highlights include 1.87 meters grading 6.16 g/t gold, 321 g/t silver, 0.97% copper, 2.12% lead and 4.35% zinc for the Luz vein and 3.02 meters grading 9.51 g/t gold, 2,702 g/t silver, 0.35% copper, 0.75% lead and 1.31% zinc for the Candelaria vein.  Underground drilling also targeted the new “Switchback” discovery located approximately 500 meters northeast of the La Arista underground mine and the recently discovered vein Santa Lucia vein.  High grade mineralization was intercepted on the Santa Lucia vein including 2.67 meters grading 13.90 g/t gold, 3,228 g/t silver, 1.32% copper, 0.95% lead and 1.61% zinc. The Santa Lucia vein is a parallel vein structure located approximately 60 meters northeast of the Arista vein on level 14. Both the Switchback and Santa Lucia vein structures remain open on strike and at depth.  Other activities at El Aguila during the first quarter of 2014 included detailed geological mapping, sampling and a review of existing geological and geophysical data to identify priority exploration targets for future surface drilling. During the first quarter, the Company was granted an exploration concession from the Mexican government for the 3,000-hectare El Aguila III claim we staked adjoining the El Aguila project to the southeast.  The Company staked this claim to cover possible extensions of the La Arista and Switchback vein systems. Surface expressions of these structures denoted by strong alteration zones have been identified on El Aguila III.  Preliminary field investigations are planned for El Aguila III during the second quarter.

Las Margaritas property:  No diamond drilling was conducted at Las Margaritas during the first quarter of 2014.  Results of previous exploration drilling at the Las Margaritas property are being evaluated along with structural geology, alteration, geochemical studies and geophysical surveys completed on the property.  Detailed geological mapping, sampling and a review of existing geological and geophysical data is planned for Las Margaritas in the second quarter.

Alta Gracia property:  No diamond drilling was conducted at Alta Gracia during the first quarter of 2014.  Detailed geological mapping, sampling and a review of existing geological and geophysical data is also planned for Alta Gracia in the second quarter.

Lachiguiri property: During the first quarter of 2014, the Company was granted an exploration concession from the Mexican government for the 4,000-hectare Lachiquiri claim we staked located 55 kilometers east of El Aguila.  The Company staked this claim to cover zones of interesting gold-silver-base metal mineralization occurring in limestone conglomerates affected by intense fracturing, oxidation and some silicified zones.  Preliminary field investigations are planned for Lachiguiri during second quarter.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31,  2014 as compared to the three months ended March 31,  2013:

	Three months ended March 31,
	2014	2013
	(in thousands)
Sales of metals concentrate, net	$31,152	$42,311
Mine cost of sales	14,966	17,432
Mine gross profit	16,186	24,879
Costs and expenses:
General and administrative expenses	3,013	4,385
Exploration expenses	1,288	3,299
Facilities and mine construction	-	4,848
Total costs and expenses	4,301	12,532
Operating income	11,885	12,347
Other income (expense)	469	(36)
Income before income taxes	12,354	12,311
Provision for income taxes	5,229	4,924

Net income	$7,125	$7,387

Sales of metals concentrate, net

During the three months ended March 31,  2014, sales of metal concentrates totaled $31.2 million, net of treatment charges, compared to sales of $42.3 million during the same period of 2013, a decrease of 26.2%. The decrease in revenue of $11.1 million was due to both a decrease in precious metal gold equivalent ounces sold as well as a decrease in the average realized gold and silver prices. During the three months ended March 31,  2014 the precious metal gold equivalent ounces sold decreased by 4,373 ounces or 17.5%. The average realized gold price decreased to $1,296 from $1,648 per ounce, a decrease of 21%, and the average realized silver price decreased to $20 from $31 per ounce, a 35.5% decrease when compared to the three months ended March 31, 2013, each reflecting a year-over-year decrease in precious metal prices.    Aggregate by-product revenues from copper, lead and zinc for the three months ended March 31, 2014 were comparable to the three months ended March 31, 2013. Revenue generated from the sale of base metals contained in our concentrates is considered a by-product of our gold and silver production.  (See “Production and Sales Statistics - La Arista Underground Mine” table below for additional information regarding our mineral production statistics for the three months ended March 31,  2014 and 2013).

Production

For the three months ended March 31,  2014,  mill production totaled 23,734 precious metal gold equivalent ounces compared to 22,330 precious metal gold equivalent ounces for the three months ended March 31,  2013.  The increase in mill gold equivalent production for the three months ended March 31,  2014 as compared to March 31, 2013 was primarily due to the mill expansion that was recently completed, increasing total tonnes milled by 37% over the comparable period. The increase in mill gold equivalent production for March 31, 2014 was partially offset by lower average gold and silver grades when compared to the three months ending March 31, 2013. See  “Production and Sales Statistics-La Arista Underground Mine” table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the La Arista underground mine. Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces.  We are currently mining the wider veins using the long-hole open stoping method, and the narrower veins using the cut and fill method.

The El Aguila mill expansion  increased the mill’s nominal flotation circuit processing capacity to 1,500 tonnes per day.  Commissioning of the expanded mill took place at the end of 2013.  Achieving this processing rate is dependent upon our ability to develop the La Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day.  Although we are targeting a mining processing rate for ore of 1,500 tonnes per day in the future, we expect a ramp up towards that capacity and there is no assurance that this mining rate can be achieved or sustained over the long-term. During the three months ended March 31, 2014 we milled 1,159 ore tonnes per day which represented an increase of 37% when compared to the 846 ore tonnes per day milled for the three months ended March 31, 2013.

The following table summarizes certain information about our mining operations for the three months ended March 31, 2014 and 2013:

Production and Sales Statistics - La Arista Underground Mine
	Three months ended March 31,
	2014	2013
Production Summary
Milled:
Tonnes Milled	104,349	76,184
Tonnes Milled per Day	1,159	846
Grade:
Average Gold Grade (g/t)	3.25	3.67
Average Silver Grade (g/t)	285	345
Average Copper Grade (%)	0.35	0.39
Average Lead Grade (%)	1.23	1.10
Average Zinc Grade (%)	3.43	2.79

Recoveries:
Average Gold Recovery (%)	91	88
Average Silver Recovery (%)	92	92
Average Copper Recovery (%)	80	84
Average Lead Recovery (%)	72	70
Average Zinc Recovery (%)	82	79
Mill production (before payable metal deductions)(1)
Gold (ozs.)	9,958	7,898
Silver (ozs.)	878,958	777,671
Copper (tonnes)	292	248
Lead (tonnes)	929	586
Zinc (tonnes)	2,920	1,676
Payable metal sold
Gold (ozs.)	8,586	8,953
Silver (ozs.)	766,535	863,152
Copper (tonnes)	259	305
Lead (tonnes)	812	642
Zinc (tonnes)	2,158	1,735
Average metal prices realized (2)
Gold (oz.)	$1,296	$1,648
Silver (oz.)	$20	$31
Copper (tonne)	$6,939	$7,996
Lead (tonne)	$2,091	$2,448
Zinc (tonne)	$2,050	$2,154
Precious metal gold equivalent ounces produced (mill production)(1)(4)
Gold Ounces	9,958	7,898
Gold Equivalent Ounces from Silver	13,776	14,432
Total Precious Metal Gold Equivalent Ounces	23,734	22,330
Precious metal gold equivalent ounces sold(3)(4)
Gold Ounces	8,586	8,953
Gold Equivalent Ounces from Silver	12,014	16,019
Total Precious Metal Gold Equivalent Ounces	20,600	24,972
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (3)	$806	$825
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (3)	$422	$515

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
(4)

Precious metal gold equivalent mill production for the first quarter of 2014 of 23,734 ounces differs from gold equivalent ounces sold for the same period of 20,600 due principally to buyer (smelter) concentrate processing deductions of approximately 2,123 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 1,011 ounces.

Mine gross profit. For the three months ended March 31,  2014, mine gross profit totaled $16.2 million compared to $24.9 million for the three months ended March 31,  2013.  The decrease in gross profit principally resulted from lower realized metal prices in the first quarter of 2014. The change in realized metal prices contributed to a decrease in our gross profit percentage from 59.0% for the three months ended March 31,  2013 to 51.9% for the three months ended March 31,  2014.

Net income. For the three months ended March 31,  2014, we recognized a net income of $7.1 million, or $0.13 per basic share, as compared to net income of  $7.4 million, or $0.14 per basic share, for the comparable period of 2013.  The net income for the three months ended March 31,  2014 principally resulted from lower realized prices on metals sold, offset by a decrease in general and administrative, exploration and facilities and mine construction expenses.

Costs and expenses. Total costs and expenses during the three months ended March 31,  2014 were $4.3 million compared to $12.5 million during the comparable period of 2013, a decrease of $8.2 million, or 65.6%, and principally resulted from a decrease in general and administrative, exploration, and facilities and mine construction expenses as discussed in more detail below.

General and administrative expenses.  General and administrative expenses for the three months ended March 31,  2014 were $3.0 million, compared to $4.4 million for the same period of 2013.  The decrease in general and administrative expenses for the three months ended March 31,  2014 was the result of various cost cutting measures, reducing compensation, insurance, computer IT support, investor relations and legal expenses.

Exploration expenses.  Exploration expenses totaled $1.3 million for the three months ended March 31,  2014 as compared to $3.3 million for the corresponding period in 2013.  The $2.0 million decrease principally resulted from a temporary decrease in drilling activity at the El Aguila project. In April of 2014 the Board of Directors approved an increase to the 2014 exploration budget by $2.2 million for an estimated 10,000 meters of additional drilling with primary targets to include those on the El Aguila project including the Arista Mine and the El Aguila open pit. Other potential targets include those on Las Margaritas and Alta Gracia properties.

Facilities and mine construction expenses.  Facilities and mine construction expenses during the three months ended March 31,  2014 were nil,  resulting in a decrease of $4.9 million when compared to $4.9 million during the comparable period in 2013.  The decrease is the result of the Company’s transition from an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Guide 7 due to our new Reserve Report. Prior to the transition, all development of mill, mine facilities, and mine construction expenditures were expensed as incurred to facilities and mine development expenses. The Company now capitalizes such expenditures as a result of our transition to a Production Stage Enterprise.

Provision for income taxes.  During the three months ended March 31,  2014, the Company recorded an income tax expense of $5.2 million. During the three months ended March 31,  2013, the Company recorded income tax expense of $4.9 million.

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

We have reconciled total cash cost, before by-product credits and total cash cost, after by-product credits to total mine cost of sales, which is a reported U.S. GAAP measure.  Total cash cost, before by-product credits, includes all direct and indirect operating cash costs related directly to our production of precious metals which includes mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and general and administrative costs.

We use total cash cost, after by-product credits per precious metal gold equivalent ounce sold (including royalties) as one indicator for comparative monitoring of our mining operations from period to period and believe that investors also find this information helpful when evaluating our performance. By-product credits include revenues earned from all base metals other than the primary precious metals sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  Total cash cost, after by-product credits, per precious gold equivalent ounce sold is a measure developed by the Gold Institute Standard in an effort to provide a uniform standard for comparison purposes. However, there can be no assurance that our reporting of this Non-GAAP measure is similar to that reported by other mining companies.

The following tables present a reconciliation between the non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the GAAP measure of total mine cost of sales and depreciation, accretion, reclamation and stock-based compensation for our operations at the El Aguila project for the three months ended March 31,  2014.

Total Cash Costs after By-Credit Credits (Non-GAAP)

	Three months ended March 31,
	2014	2013
	(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$16,611	$20,605
By-product credits (2)	(7,919)	(7,744)
Total cash cost (after by-product credits)	8,692	12,861
Precious metal gold equivalent ounces sold (3)	20,600	24,972
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	806	825
By-product credits per precious metal gold equivalent ounces sold (2)	(384)	(310)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$422	$515

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

The following table reconciles our non-GAAP measure of cash costs to Total Mine Cost of Sales, the most comparable GAAP measure from our condense consolidated financial statements, for the three months ended March 31, 2014 and 2013:

Reconciliation to GAAP:

	Three months ended March 31,
	2014	2013
	(In thousands)
Total cash costs (after by-product credits)	$8,692	$12,861
Treatment and refining charges	(2,856)	(4,160)
By-product credits	7,919	7,744
Depreciation and amortization	745	536
Reclamation and remediation	-	29
Stock-based compensation	466	422
Total mine cost of sales	$14,966	$17,432

The following table summarizes our by-product revenue and by-product credits per precious metal gold equivalent ounce sold for the three months ended March 31, 2014 and 2013:

Summary of By-Product Revenue and By-Product Credit Precious Metal Gold Equivalent Ounces Sold

Three months ended March 31,
	2014	2013
(In thousands)
By-product credits by dollar value:

Copper sales	$1,797	$2,435
Lead sales	1,699	1,573
Zinc sales	4,423	3,736
Total sales from by-products	$7,919	$7,744

	Three months ended March 31,
	2014	2013

By-product credits per precious metal gold equivalent ounce sold:
Copper ounces	$87	$97
Lead ounces	82	63
Zinc ounces	215	150
Total by-product precious metal gold ounces sold	$384	$310

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

The following table provides a reconciliation of Cash Flow From Mine Site Operations to mine gross profit as presented in the consolidated statements of income:

	Three months ended March 31,
	2014	2013
	(In thousands)
Mine gross profit	$16,186	$24,879
Stock-based compensation	466	422
Depreciation and amortization	745	536
Reclamation and remediation	-	29
Cash flow from mine site operations	$17,397	$25,866

Liquidity and Capital Resources

As of March 31,  2014, we had working capital of $33.5 million, consisting of current assets of $46.5 million and current liabilities of $13.0 million.  This represents an increase of $0.1 million from the working capital balance of $33.4  million as of December 31, 2013.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development, and our dividends.

Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other expenditures. Due to the decrease in Cash Flow from Mine Site Operations from lower gold and silver prices and the new Mexican tax reform legislation imposed on precious and non-precious metal producers, the Board of Directors elected to reduce the company’s monthly dividend of $0.03 per share to $0.01 per share effective December 2013. There is no assurance as to what any future dividend may be regardless of Company goals.  However, we believe our successful mill expansion will position us to achieve higher mineral processing capacity in 2014 and subsequent years.

Our philosophy remains consistent in returning as much in dividends to the shareholders as possible with a long term annual goal of approximately one-third of Cash Flow From Mine Site Operations, subject to special situations, taxation and other market conditions that may vary the percentage returned in a given year (See “Non-GAAP Measures” above). These cash distributions are subject to the laws of the State of Colorado that govern distributions to shareholders.  For the three months ended March 31,  2014, we declared dividends of $1.6 million, representing 9.3%  of Cash Flow From Mine Site Operations.

Upon declaration of a dividend, each shareholder has the option to subsequently convert that cash dividend into gold and/or silver bullion in accordance with the terms of our physical dividend program. To the extent we do not hold sufficient gold and silver bullion by the distribution payment date we must purchase gold and/or silver bullion in the market.  We intend to purchase gold and silver bullion in the market at various times throughout the year, and intend to hold quantities of gold and/or silver bullion to enable us to meet, at a minimum, our forecasted physical delivery requirements in the current and following month. During the three months ended March 31,  2014, we purchased no gold or silver.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver doré, and a 5% net smelter returns royalty on sales of any concentrate.  We produce gold and silver in our copper, lead and zinc concentrates, but no gold and silver doré, at our La Arista underground mine.  Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.   We made royalty payments for the three months ended March 31,  2014 of $1.5 million, and $2.1 million for the three months ended March 31,  2013. We estimate that between $6 million and $7 million of royalty will be paid in 2014, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

For the three months ended March 31,  2014, we spent $1.3 million for development  drilling and other related activities at our El Aguila project.  Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including the ongoing results from the drilling programs and market conditions. Development drilling activities to further delineate and define our La Arista deposit are considered mine development.

Cash and cash equivalents as of March 31,  2014 increased to $19.5 million from $15.0 million as of December 31, 2013, a net increase in cash of $4.5 million. The $4.5 million increase in cash principally resulted from net cash generated from operating activities of $12.4 million, less capital expenditure of $4.2 million, investments of $1.8 million and dividends paid of $1.6 million.

Net cash provided by operating activities for the three months ended March 31, 2014 was $12.4 million compared to $6.4 million during the comparable period in 2013.  The increase in cash provided by operating activities was, in part, the result of $4.2 million of cash outflows which would have historically been charged to operating expenses that are now considered investing activities as they qualify for capitalization as mine development and an increase change in income taxes payable/receivable of $5.2 million.

Net cash used in investing activities for the three months ended March 31,  2014 was $6.0 million compared to $3.7 million during the comparable period in 2013.  Cash used in investing activities during the three months ended March 31,  2014 was the result of mine equipment purchases, investments and mine development.

Net cash used in financing activities for the three months ended March 31,  2014 was $1.9 million compared to $9.5 million during the same period in 2013, consisting of dividends paid of $1.6 million and $9.5 million, respectively.

Critical Accounting Estimates

There have been certain changes in our critical accounting estimates since December 31, 2013 as noted below:

Proven or Probable Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages. Our assessment of reserves occurs at least annually, and will periodically utilize external audits.  Reserves are a key component in the valuation of our property, equipment and mine development.

Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare future cash flows to current asset values to ensure that carrying values are reported appropriately.  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

 Depreciation and Amortization

Depreciation and amortization on our property, equipment and mine development is calculated on a straight line basis over the estimated useful life for rolling stock assets and units-of-production basis over remaining estimated reserves for mining related assets.  Significant judgment is involved in the determination of the estimated life of the assets.

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

•statements about our future exploration drilling and plans for development of our properties;

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

•the uncertainty of ore estimates and timing of construction expenditures;

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

In addition to adversely affecting our ore estimates and our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a particular project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.  This risk is increased since we have not sought or obtained a formal feasibility study with regard to any of our projects.

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

At March 31,  2014, we had outstanding provisionally priced sales of $32.1 million consisting of 8,681 ounces of gold and 769,768 ounces of silver, 261 tons of copper, 820 tons of lead and 2,169 tons of zinc which in the aggregate had a fair value of approximately $32.5 million, including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.3 million.

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

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on its evaluation, in light of the material weakness described below that resulted in the Company’s audited consolidated financial statements for the year ended December 31, 2013, the Company's management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2014 to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The following control deficiencies were identified and were determined to be material weaknesses in internal control over financial reporting as of December 31, 2013:

1.

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

2.	We did not maintain effective monitoring and oversight of external service providers. Specifically:
•

We did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in the evaluation of the internal control environment and testing of process level controls.

•

We did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in the evaluation of the general information technology control environment, including controls intended to prevent unauthorized system access and inappropriate change management.

•	We did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in the recognition, measurement and presentation of income taxes.

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

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for Gold Resource Corporation’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of our motion to dismiss in the securities class action lawsuit and the stay has been extended pending the appeal. There has been no discovery as the case is in its initial stages and accordingly, we are not in a position to assess the likelihood or estimate the potential range of loss associated with this matter; however, pursuant to our articles of incorporation and contractual agreements with the individuals, we are obligated to indemnify our officers and directors with respect to this litigation and our company will bear the cost associated with defense of these claims.

ITEM 1A:  Risk Factors

Item 1A – Risk Factors of our annual report filed on Form 10-K for the year ended December 31, 2013, as updated in Part II, Item 1A. – Risk Factors in our quarterly report on Form 10-Q for the period ended March 31, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. One of those risk factors have been updated in this Form 10-Q as set forth below.

Estimates of proven and probable reserves are uncertain and the volume and grade of ore actually recovered may vary from our estimates.

The reserves stated in this report represent the amount of precious metal gold equivalent that we estimated, at December 31, 2013, could be economically and legally extracted or produced at the time of the reserve determination.  Estimates of proven and probable reserves are subject to considerable uncertainty.  Such estimates are, to a large extent, based on the prices of gold, silver, lead, zinc and copper and interpretations of geologic data obtained from drill holes and other exploration techniques.  Estimates of mineral reserves, and future cash flows to be derived from the production of such mineral reserves, necessarily depend upon a number of variable factors and assumptions, including, among others, geological and mining conditions that may not be fully identified by available exploration data or that may differ from experience in current operations; historical production from the area compared with production from other producing areas; the assumed effects of regulation by governmental agencies and assumptions concerning exchange rates; interest rates; inflation; operating costs; maintenance costs; reclamation and post-reclamation costs; and the availability and cost of labor, equipment, raw materials and other services required to mine and refine the ore.  In addition, if the price of gold, silver, lead, zinc or copper declines from recent levels, if production costs increase or recovery rates decrease, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves as currently reported can be mined or processed profitably. If we determine that certain of our mineral reserves have become uneconomic, this may ultimately lead to a reduction in our aggregate reported reserves. Consequently, if our actual mineral reserves are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date.  During the three months ended March 31,  2014,  we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31,  2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*

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

GOLD RESOURCE CORPORATION

Dated: May 12, 2014		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Bradley

GOLD RESOURCE CORPORATION

Dated: May 12, 2014		/s/ Joe A. Rodriguez
	By:	Joe A. Rodriguez,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and Joe A. Rodriguez.*

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

*

This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.