Form 10-Q
period 2014-06-30
GOLD RESOURCE CORP
filed 2014-08-07
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,179,369 shares of common stock outstanding as of August 6, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$29,627	$14,973
Gold and silver bullion	3,785	3,801
Accounts receivable	6,083	2,307
Inventories	6,358	7,468
Income taxes receivable	-	6,488
Deferred tax assets	3,973	3,973
Prepaid expenses and other assets	5,374	5,808
Total current assets	55,200	44,818
Land and mineral rights	227	227
Property, equipment and mine development - net	24,508	18,127
Inventories	903	903
Deferred tax assets	27,663	27,663
Investments (including $2,710 and nil, respectively, measured at fair value)	2,941	231
Total assets	$111,442	$91,969
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,773	$2,873
Accrued expenses	4,796	5,613
Capital lease obligations	1,484	1,469
IVA taxes payable	1,131	925
Income taxes payable	5,161	-
Dividends payable	542	538
Total current liabilities	17,887	11,418
Capital lease obligations	1,641	2,387
Reclamation and remediation liabilities	2,894	2,887
Total liabilities	22,422	16,692
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,515,767 and 54,115,767 shares issued and outstanding, respectively	55	54
Additional paid-in capital	90,095	88,044
Retained earnings/Accumulated (deficit)	5,925	(5,766)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive (loss)	(1,171)	(1,171)
Total shareholders' equity	89,020	75,277
Total liabilities and shareholders' equity	$111,442	$91,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
for the three and six months ended June 30, 2014 and 2013
(U.S. dollars in thousands, except shares and per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Sales of metals concentrate, net	$33,669	$26,660	$64,821	$68,971
Mine cost of sales:
Production costs	14,801	14,931	29,021	30,642
Depreciation and amortization	1,044	557	1,789	1,093
Reclamation and remediation	-	28	-	57
Total mine cost of sales	15,845	15,516	30,810	31,792
Mine gross profit	17,824	11,144	34,011	37,179
Costs and expenses:
General and administrative expenses	2,249	3,457	5,262	7,842
Exploration expenses	1,597	2,806	2,885	6,105
Facilities and mine construction	-	5,649	-	11,654
Total costs and expenses	3,846	11,912	8,147	25,601
Operating income (loss)	13,978	(768)	25,864	11,578
Other income (expense)	214	(1,862)	683	(1,898)
Income (loss) before income taxes	14,192	(2,630)	26,547	9,680
Provision (benefit) for income taxes	6,384	(1,257)	11,613	3,667
Net income (loss)	$7,808	$(1,373)	$14,934	$6,013
Other comprehensive income (loss):
Currency translation gain	-	(45)	-	(11)
Comprehensive income (loss)	$7,808	$(1,418)	$14,934	$6,002
Net income (loss) per common share:
Basic:	$0.14	$(0.03)	$0.28	$0.11
Diluted:	$0.14	$(0.03)	$0.27	$0.11

Weighted average shares outstanding:
Basic	54,179,369	53,272,776	54,057,822	52,977,712
Diluted	54,556,217	53,272,776	54,629,512	55,434,474
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the six months ended June 30, 2014 and 2013
(U.S. dollars in thousands)
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$14,934	$6,013
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,895	1,188
Reclamation and remediation	-	57
Stock-based compensation	1,956	3,690
Unrealized foreign currency exchange loss (gain)	10	217
Impairment loss on gold and silver bullion	-	1,743
Unrealized gain due to changes in fair value of investments	(802)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,796)	3,086
Inventories	1,104	363
Prepaid expenses and other assets	433	(2,250)
Accounts payable	1,588	1,642
Accrued expenses	(1,359)	1,682
IVA taxes payable/receivable	204	(370)
Income taxes payable/receivable	11,588	(6,081)
Net cash provided by operating activities	27,755	10,980
Cash flows from investing activities:
Capital expenditures	(7,438)	(5,113)
Purchases of gold and silver bullion	-	(806)
Proceeds from conversion of gold and silver bullion	16	1,048
Investments	(1,805)	(231)
Net cash used in investing activities	(9,227)	(5,102)
Cash flows from financing activities:
Proceeds from exercise of stock options	100	150
Dividends paid	(3,243)	(15,876)
Proceeds from capital leases	-	4,501
Repayment of capital leases	(731)	-
Net cash used in financing activities	(3,874)	(11,225)
Effect of exchange rates on cash and equivalents	-	(19)
Net increase (decrease) in cash and cash equivalents	14,654	(5,366)
Cash and equivalents at beginning of period	14,973	35,780
Cash and equivalents at end of period	$29,627	$30,414

Supplemental Cash Flow Information
Interest paid	$96	$-
Income taxes paid	$-	$9,823
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30,  2014

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

On April 30, 2014, the Company announced the completion of its reserve study and issued a report dated December 31, 2013 confirming the existence of proven and probable reserves as defined in Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission (“Guide 7”). As a result of the completion of the reserve study, the Company has transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7. The Company no longer considers itself to be a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”). Accordingly, cumulative and other disclosures required by ASC 915 are no longer included in the Company’s financial statements.

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

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2013. However, the results of operations for the interim period ended June 30, 2014 may not be indicative of results of operations to be expected for the full fiscal year.

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

Mine Development: The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. When a mineral property has determined to have proven and probable reserves, subsequent development costs are capitalized to mineral properties. When mineral properties are developed and operations commence, capitalized costs are charged to operations using the units-of-production method over proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

 Reclassifications: Certain amounts presented in prior periods have been reclassified to conform to current period presentation.

Exploration Stage Company:  As of January 31, 2014 the condensed consolidated financial statements are no longer presented in accordance with Accounting Standards Codification 915 and the provisions of SEC Industry Guide 7 relating to exploration stage entities. On April 30, 2014, the Company issued a report on the reserve estimate for the La Arista underground mine at the El Aguila Project with an effective date of December 31, 2013. The report confirms the existence of proven and probable reserves, allowing the Company to transition from an Exploration Stage Company as defined in ASC 915 and an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Industry Guide 7. Consistent with the Company’s transition from an Exploration Stage Entity to a Production Stage Entity as defined in Guide 7, certain underground mine development costs associated with the Company's El Aguila Project were capitalized beginning January 1, 2014.  These costs include the cost of building access ways, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

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

2.  Fair Value Measurement

The Company’s financial instruments consist of accounts receivable (which include provisionally priced sales) and investments in equity securities.  The Company’s Level 1 assets as of June 30, 2014 included investments in equity securities determined using a market approach based upon unadjusted quoted prices for identical assets in an active market. The Level 2 carrying values for accounts receivable approximated their fair values at June 30, 2014 and December 31, 2013 due to their short maturities.

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

The following tables summarize the Company’s financial instruments required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$6,083	$-	$6,083	Accounts receivable
Investments in equity securities	$2,710	$-	$-	$2,710	Investments

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices (1)	$-	$2,307	$-	$2,307	Accounts receivable

(1) Certain concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices. Because these provisionally priced sales have not yet settled, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. The receivable is the sales contract with no quoted market price, whereas the underlying metal values (inputs) are directly observable for the full amount of the receivable (Level 2).

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s condensed consolidated statement of income for the three and six months ended June 30, 2014.

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program whereby shareholders may exchange their cash dividend for gold and silver bullion.  The Company’s investment in gold and silver bullion is carried at cost and evaluated for impairment at relevant financial reporting dates.

During the six months ended June 30, 2014, the Company made no purchases of gold or silver.    During the six months ended June 30, 2013, the Company purchased approximately 507 ounces of gold and 1,005 ounces of silver at market prices for a total cost of $0.8 million. During the six months ended June 30, 2014, approximately five ounces of gold and 507 ounces of silver were converted into gold and silver bullion and distributed under the Company’s gold and silver bullion dividend exchange program, resulting in a realized gain of $2,500 in that period. During the six months ended June 30, 2013, approximately 562 ounces of gold and 2,242 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $0.1 million in that period.

The table below shows the balance of the Company’s holdings of bullion as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,688	92,718	1,693	93,225
Carrying value per ounce	$1,206.27	$18.86	$1,206.23	$18.86
Total carrying value	$2,036	$1,749	$2,042	$1,759

The Company recorded no impairment on its gold and silver bullion for the three and six months ended June 30, 2014.

4. Investments

Investments in equity securities at June 30, 2014 and December 31, 2013 consisted of the following:

	Fair Value as of June 30, 2014
	Cost	Accumulated unrealized gain	Fair Value
	(in thousands)
Investments in equity securities
Canamex Resources Corporation - common shares (1)	$1,805	$905	$2,710
Laguna Gold Pty Ltd - common shares	231	-	231
Total Investments	$2,036	$905	$2,941

 (1) On February 26, 2014, the Company announced the purchase of 22,222,222 shares in Canamex Resource Corp., a publically traded company in Canada. The Company’s shares represented approximately 18.4% of the outstanding shares of Canamex. Pursuant to the terms of the subscription agreement, the Company appointed Jason Reid as its representative to the Board of Directors of Canamex on April 14, 2014.

	Fair Value as of December 31, 2013
	Cost	Accumulated unrealized gain	Fair Value
	(in thousands)
Investments in equity securities
Laguna Gold Pty Ltd - common shares	$231	$-	$231
Total Investments	$231	$-	$231

5.  Inventories

Inventories at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Ore stockpiles - underground mine	$263	$1,586
Concentrates	920	480
Materials and supplies	5,175	5,402
Inventories - current	6,358	7,468

Ore stockpiles - open pit mine	903	903
Inventories - non-current	903	903
Total inventories	$7,261	$8,371

6.  Property, equipment and mine development - net

Property, equipment and mine development at  June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
	(in thousands)
Mine development	$5,446	$-
Trucks and autos	1,853	1,875
Building	1,741	1,737
Office furniture and equipment	2,672	2,698
Construction in progress	2,456	-
Mill Facilities	40	-
Machinery and equipment	17,888	17,510
Subtotal	32,096	23,820
Accumulated depreciation and amortization	(7,588)	(5,693)
Total property, equipment and mine development - net	$24,508	$18,127

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

As of June 30, 2014, the Company’s obligations under capital leases are as follows:

June 30,
2014
(in thousands)
2014	$805
2015	1,578
2016	901
Total payments due	3,284
Less amounts representing interest	(159)
Subtotal	3,125
Less current portion	(1,484)
Non-current portion	$1,641

7.  Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to its El Aguila Project.  The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30,	December 31,
	2014	2013
	(in thousands)
Reclamation and remediation liabilities – opening balance	$2,887	$2,790
Additions and changes in estimates	-	112
Foreign currency exchange loss	7	(15)
Reclamation and remediation liabilities – ending balance	$2,894	$2,887

8.  Shareholders’ Equity

The Company declared dividends of $1.6 million and $4.8 million and paid gross cash dividends of $1.6 million and $6.4 million during the three months ended June 30, 2014 and 2013, respectively. The Company declared dividends of $3.2 million and $14.3 million and paid gross cash dividends of $3.2 million and $15.9 million during the six months ended June 30, 2014 and 2013, respectively. Under our dividend exchange program, shareholders who participated during the three months ended June 30, 2014 exchanged gross cash dividends of $9,000 for approximately two ounces of gold and 278 ounces of silver and during the three months ended June 30, 2013 exchanged gross cash dividends of $0.3 million for approximately 213 ounces of gold and 562 ounces of silver, respectively.  Under our same program, shareholders who participated during the six months ended June 30, 2014 exchanged gross cash dividends of $18,000 for approximately five ounces of gold and 507 ounces of silver and during the six months ended June 30, 2013 exchanged gross cash dividends of $1.0 million for approximately 562 ounces of gold and 2,242 ounces of silver, respectively.

The Board of Directors has authorized the Company’s dividends to be charged to paid-in capital until such time as the Company has retained earnings, at which time dividends will be charged to retained earnings to the extent that the Company has retained earnings.  For the six months ended June 30, 2014 and 2013, $3.2 million and $0.2 million of declared dividends were charged to retained earnings, and nil and $14.1 million was charged to paid-in capital, respectively.

9.    Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, with assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in a decrease of $1.8 million and $2.5 million to sales during the three and six months ended June 30, 2014, respectively, and a decrease to sales of $0.7 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in a decrease to sales of $0.9 million and $2.1 million for the three and six months ended June 30, 2014, respectively, and a decrease to sales of $2.1 million and $4.4 million for the three and six months ended June 30, 2013, respectively.

Sales of metals concentrate are recorded net of smelter refining fees, treatment charges and penalties.  Total charges for these items totaled $3.2 million and $6.1 million for the three and six months ended June 30, 2014, respectively, and $3.3 million and $7.5 million for the three and six months ended June 30, 2013, respectively.

10. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”).  A summary of activity under the Plan for the six months ended June 30, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2014	5,615,000	$9.66	6.7	$3,364
Granted	10,000	5.81
Forfeited	(240,000)	17.64
Exercised	(400,000)	0.25
Outstanding as of June 30, 2014	4,985,000	$10.02	6.6	$2,659

Vested and exercisable as of June 30, 2014	3,438,335	$7.97	5.7	$2,659

The fair value of options granted during the three and six months ended June 30, 2014 was nil and $23,000, respectively. The options vest over a three year period and have an exercise term of 10 years. The total fair value of stock options vested during the three and six months ended June 30, 2014 was nil and $0.7 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$3.40 - $3.95	1,900,000	4.2	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,765,000	7.9	10.68	1,098,334	11.28
$17.10 - $20.51	1,320,000	8.2	18.31	440,001	18.31
	4,985,000	6.6	$10.02	3,438,335	$7.97

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the three and six months ended June 30, 2014 was $1.2 million and $2.0 million, respectively, and for the three and six months ended June 30, 2013 was $2.2 million and $3.7 million, respectively.

Stock-based compensation expense has been allocated between production costs and general and administrative expense for the three and six months ended June 30, 2014 and 2013 as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Production costs	$498	$769	$964	$1,191
General and administrative expenses	674	1,409	992	2,499
Total stock-based compensation	$1,172	$2,178	$1,956	$3,690

The estimated unrecognized stock-based compensation expense from unvested options as of June 30, 2014 was approximately $5.7 million, and is expected to be recognized over the remaining vesting periods of up to 3.0 years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Six months ended June 30,
	2014	2013
Risk-free interest rate	1.53%	0.68% - 0.88%
Dividend yield	1.63%	3.25% - 3.40%
Expected volatility	55.35%	63.00% - 63.21%
Expected life in years	5	5

11. Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Unrealized foreign currency exchange (loss) gain	$127	$(337)	$(10)	$(217)
Realized foreign currency exchange (loss) gain	(49)	129	(96)	154
Impairment loss on gold and silver bullion	-	(1,565)	-	(1,743)
Realized gain (loss) from gold and silver bullion converted	1	(50)	2	(89)
Unrealized gain due to changes in fair value of investments (1)	100	-	802	-
Interest income	13	26	82	65
Interest expense	(11)	-	(96)	-
Other income (expense)	33	(65)	(1)	(68)
Total other income (expense)	$214	$(1,862)	$683	$(1,898)

 (1) Our unrealized gain due to changes in fair values of certain investments include gains associated with changes in fair values that are non-cash in nature until such time that these gains are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 2 and 4 to our condensed consolidated financial statements.

12.  Income Taxes

The Company recorded income tax expense of $6.4 million and $11.6 million for the three and six months ending June 30, 2014, respectively.  During the three and six months ending June 30, 2013, the Company recorded income tax (benefit) expense of $(1.3) million and $3.7 million, respectively.

During the three and six months ending June 30, 2014, the Company received advances of $12.0 million and $12.0 million, respectively, from its Mexican operations. The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of December 31, 2013. The impact of the planned annual dividends for 2014, net of foreign tax credits, is reflected in the estimated annual effective tax rate.

During the six months ended June 30, 2014, the Company experienced an increase in its annualized effective tax rate principally due to the newly enacted Mexico mining tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 30, 2014, the Company believes it has sufficient positive evidence to conclude that realization of its federal and foreign deferred tax assets of Gold Resource Corporation are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As of June 30, 2014, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

The Company files income tax returns in U.S. federal and state jurisdictions, Mexico and Turkey. The Company is currently not undergoing any income tax examinations in any jurisdiction, however to the extent that net operating losses have been utilized in either the current or preceding years, such losses may be subject to future income tax examination.

13. Net Income (Loss) per Share

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the period.  Diluted earnings per share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period.

The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except share data)		(in thousands, except share data)
Net income (loss)	$7,808	$(1,373)	$14,934	$6,013

Basic weighted average common shares outstanding	54,179,369	53,272,776	54,057,822	52,977,712
Dilutive effect of stock options	376,848	-	571,690	2,456,762
Diluted weighted average common shares outstanding	54,556,217	53,272,776	54,629,512	55,434,474

Net income (loss) per basic share	$0.14	$(0.03)	$0.28	$0.11
Net income (loss) per diluted share	$0.14	$(0.03)	$0.27	$0.11

Stock options totaling 3.1 million for the three and six months ending June 30, 2014 were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $4.57 and $4.82 during the three and six months ended June 30, 2014. Stock options totaling 2.9 million and 2.8 million for the three and six months ending June 30, 2013 were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $9.87 and $11.68 during the three and six months ended June 30, 2013.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30,  2014 and compares those results to the three and six months ended June 30,  2013.  It also analyzes our financial condition at June 30,  2014 and compares it to our financial condition at December 31, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements contained in our Form 10-K for the year ended December 31, 2013.

The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process.  Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures and the limitations inherent in such measures, please see the discussion below under “Non-GAAP Measures”.

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

The mill located at our El Aguila Project produced a total of 24,172 precious metal gold equivalent ounces for the three months ended June 30,  2014.  During this period, we sold 20,647 precious metal gold equivalent ounces at a total cash cost net of by-product credits (including royalties and as otherwise defined below) of $438 per precious metal gold equivalent ounce sold. The mill at our El Aguila Project produced a total of 47,896 precious metal gold equivalent ounces for the six months ended June 30, 2014.  During this period, we sold 41,241 precious metal gold equivalent ounces at a total cash cost of $430 per precious metal gold equivalent ounce sold. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. (Please see the section titled “Non-GAAP Measures” below for additional information concerning the cash cost per ounce measures.)

For the three months ended June 30,  2014, we reported revenue of $33.7 million, mine gross profit of $17.8 million and net income of $7.8 million. For the six months ended June 30, 2014, we reported revenue of $64.8 million, mine gross profit of $34.0 million and net income of $14.9 million.

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

Exploration Activities

El Aguila Project:  Our mine exploration activities during the second quarter of 2014 at El Aguila continued to focus on the La Arista vein system.  In addition to our Arista deposit expansion focus, exploration drilling during the quarter also included targeting the feeder vein of the Aguila open pit and the Chacal Red Zone, both on the El Aguila Project. Twenty-two diamond drill holes totaling 10,444 meters were completed during the second quarter of 2014.  Drilling consisted of both infill and step-out holes testing the mineralized vein extensions at our producing La Arista underground mine.  During the quarter, drilling principally targeted the northwest and southeast extensions of the Arista, Baja, Candelaria, Luz, and Splay 66 veins, and the recently discovered Santa Lucia vein, which are all currently in production in the La Arista underground mine. The Santa Lucia vein is a parallel vein structure located approximately 60 meters northeast of the Arista vein on level 14.  Underground drilling also expanded the Socorro and Splay 5 veins located at the southwest of the system.

Surface drilling southwest of the Arista deposit focused on the Aire and on the northern extension of the Splay 6 vein.  Drilling at the Chacal Red Zone, located 4 km due west of the La Arista mine, is targeting many of the same geological features as those seen at La Arista underground mine and in the El Aguila open pit area.

Las Margaritas property:  Results of previous exploration drilling at the Las Margaritas property continue to be evaluated along with structural geology, alteration, geochemical studies and geophysical surveys completed on the property.    Additional detailed geological mapping, sampling and a review of existing geological and geophysical data is planned for Las Margaritas in the third quarter with diamond drilled planned for the fourth quarter.

Alta Gracia property:  A review of existing geological, geophysical, diamond drilling and underground sampling data for Alta Gracia was completed in the second quarter and diamond drilling is being planned for Alta Gracia in the third quarter.

El Fuego property: A follow-up field investigation was conducted on the El Fuego property during the second quarter. Additional geologic mapping and surface sampling is planned on El Fuego during the third quarter which we believe will allow us to meet the acceptable minimum amount of work required to maintain the claims.

Results of Operations

The following table summarizes our results of operations for the three and six months ended June 30,  2014 as compared to the three and six months ended June 30,  2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Sales of metals concentrate, net	$33,669	$26,660	$64,821	$68,971
Mine cost of sales	15,845	15,516	30,810	31,792
Mine gross profit	17,824	11,144	34,011	37,179
Costs and expenses:
General and administrative expenses	2,249	3,457	5,262	7,842
Exploration expenses	1,597	2,806	2,885	6,105
Facilities and mine construction	-	5,649	-	11,654
Total costs and expenses	3,846	11,912	8,147	25,601
Operating income	13,978	(768)	25,864	11,578
Other income (expense)	214	(1,862)	683	(1,898)
Income (loss) before income taxes	14,192	(2,630)	26,547	9,680
Provision (benefit) for income taxes	6,384	(1,257)	11,613	3,667
Net income (loss)	$7,808	$(1,373)	$14,934	$6,013

Sales of metals concentrate, net

Metal concentrate sales for the three months ended June 30, 2014 increased by $7.0 million, or 26.3%, primarily as a result of increased mill tonnage throughput, as mill head grades and realized metal prices decreased compared with the corresponding period in 2013. Revenue generated from the sale of base metals contained in our concentrates is considered a by-product of our gold and silver production.  (See “Production and Sales Statistics - La Arista Underground Mine” table below for additional information regarding our mineral production statistics for the three and six months ended June 30, 2014 and 2013).

Metal concentrate sales for the six months ended June 30, 2014 decreased by $4.2 million, or 6.0%, was primarily due to lower average grades, lower realized gold and silver prices, and lower beginning concentrate inventory levels when compared to the corresponding period in 2013. Gold and silver prices realized for the six months ended June 30, 2014 decreased by 15.9% to $1,286 per ounce and 25.9% to $20 per ounce, respectively, when compared to the same period in 2013.

Production

Mill production for the three months ended June 30,  2014,  totaled 24,172 precious metal gold equivalent ounces compared to 20,574 precious metal gold equivalent ounces for the three months ended June 30,  2013.  The increase in precious metal gold equivalent production for the three months ended June 30,  2014 was primarily due to the mill expansion that was completed in 2013, increasing total tonnes milled by 36%  when compared to the corresponding period ended June 30, 2013. The increase in precious metal gold equivalent production for the three months ending June 30, 2014 was partially offset by lower average gold and silver grades when compared to the three months ending June 30, 2013. See  “Production and Sales Statistics-La Arista Underground Mine” table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the La Arista underground mine. Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces.  We are currently mining the wider veins using the long-hole open stoping method, and the narrower veins using the cut and fill method.  La Arista mine development on average during the first half of 2014 has enabled us to increase mill throughputs over the prior year’s average. Even though we have not yet reached our mill capacity of 1,500 tonnes per day we will continue to strive for that target in the future.

The El Aguila mill expansion increased the mill’s nominal flotation circuit processing capacity to 1,500 tonnes per day.  Commissioning of the expanded mill took place at the end of 2013.  Achieving this processing rate is dependent upon our ability to develop the La Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day.  Although we are targeting a processing rate of 1,500 tonnes per day in the future, we expect a ramp up towards that capacity and there is no assurance that this mining rate can be achieved or sustained over the long-term. During the three and six months ended June 30, 2014 we processed 1,098 and 1,128 ore tonnes per day as compared to 808 and 823 ore tonnes per day for the same period in 2013, representing an increase of 36%  and 37%, respectively.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver doré, and a 5% net smelter returns royalty on sales of any concentrate.  We produce gold and silver in our copper, lead and zinc concentrates, but no gold and silver doré, at our La Arista underground mine.  Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.  We made royalty payments for the three and six months ended June 30, 2014 of $1.6 million and $3.1 million, respectively, and $1.4 million $3.5 million for the three and six months ended June 30, 2013. We estimate that between $6 million and $7 million of royalty will be paid in 2014, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

The following table summarizes certain information about our mining operations for the three and six months ended June 30, 2014 and 2013:

Production and Sales Statistics - La Arista Underground Mine
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Production Summary
Milled:
Tonnes Milled	99,876	72,740	204,225	148,924
Tonnes Milled per Day	1,098	808	1,128	823
Grade:
Average Gold Grade (g/t)	3.41	3.83	3.33	3.75
Average Silver Grade (g/t)	315	349	300	347
Average Copper Grade (%)	0.40	0.38	0.37	0.39
Average Lead Grade (%)	1.34	1.12	1.28	1.11
Average Zinc Grade (%)	3.18	2.61	3.31	2.70
Recoveries:
Average Gold Recovery (%)	93	90	92	89
Average Silver Recovery (%)	93	92	92	92
Average Copper Recovery (%)	79	72	79	78
Average Lead Recovery (%)	75	70	73	70
Average Zinc Recovery (%)	82	74	82	77
Mill production (before payable metal deductions)(1)
Gold (ozs.)	10,205	8,015	20,163	15,913
Silver (ozs.)	940,268	747,646	1,819,226	1,525,317
Copper (tonnes)	314	202	606	450
Lead (tonnes)	994	573	1,923	1,159
Zinc (tonnes)	2,603	1,405	5,523	3,081
Payable metal sold
Gold (ozs.)	8,328	7,297	16,914	16,250
Silver (ozs.)	829,351	755,746	1,595,886	1,618,898
Copper (tonnes)	264	194	523	499
Lead (tonnes)	922	496	1,734	1,139
Zinc (tonnes)	2,249	1,180	4,407	2,915
Average metal prices realized (2)
Gold (oz.)	$1,276	$1,386	$1,286	$1,530
Silver (oz.)	$19	$23	$20	$27
Copper (tonne)	$6,742	$7,114	$6,840	$7,652
Lead (tonne)	$2,109	$2,127	$2,101	$2,308
Zinc (tonne)	$2,116	$1,848	$2,083	$2,030
Precious metal gold equivalent ounces produced (mill production)(1)(4)(5)
Gold Ounces	10,205	8,015	20,163	15,913
Gold Equivalent Ounces from Silver	13,967	12,559	27,733	27,086
Total Precious Metal Gold Equivalent Ounces	24,172	20,574	47,896	42,999
Precious metal gold equivalent ounces sold(3)(4)(5)
Gold Ounces	8,328	7,297	16,914	16,250
Gold Equivalent Ounces from Silver	12,319	12,695	24,327	28,748
Total Precious Metal Gold Equivalent Ounces	20,647	19,992	41,241	44,998
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (3)	$849	$876	$828	$822
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (3)	$438	$645	$430	$547

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
(4)

Precious metal gold equivalent mill production for the three months ended June 30, 2014 of 24,172 ounces differs from gold equivalent ounces sold for the same period of 20,647 due principally to buyer (smelter) concentrate processing deductions of approximately 3,341 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 184 ounces.

(5)

Precious metal gold equivalent mill production for the six months ended June 30, 2014 of 47,896 ounces differs from gold equivalent ounces sold for the same period of 41,241 principally due to buyer (smelter) concentrate processing deductions of approximately 5,459 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 1,196 ounces.

Mine gross profit. For the three months ended June 30, 2014, mine gross profit totaled $17.8 million compared to $11.1 million for the three months ended June 30, 2013.  The increase in gross profit principally resulted from reduced spending and the increase in sales from precious metal gold equivalent ounces sold and copper, lead and zinc tonnes sold. The increase  sales and reduced spending contributed to the increase in our gross profit percentage to 52.9% for the three months ended June 30, 2014 compared to 41.6% for the three months ended June 30, 2013.  For the six months ended June 30, 2014, mine gross profit totaled $34.0 million compared to $37.2 million for the six months ended June 30, 2013. Gross profit percentages for the six months ended June 30, 2014 decreased to 52.5% from 53.9% for the six months ended June 30, 2013. The decrease in mine gross profit from the prior period was primarily due to lower average grade in our gold and silver precious metals mined and lower realized metal prices for the six months ended June 30, 2014 as compared to 2013.

Net income. For the three months ended June 30,  2014, we recognized net income of $87.8 million, or $0.14 per basic share, as compared to net loss of  $1.4 million, or $0.03 per basic share, for the comparable period of 2013.  The improvement in operations for the three months ended June 30,  2014 principally resulted from an increase of sales from our metals concentrate and a decrease in general and administrative, exploration and facilities and mine construction expenses due from an accounting change as a result of transitioning from an Exploration Stage Enterprise to a Production Stage Enterprise beginning January 1, 2014 as defined by SEC Industry Guide 7 and partially offset by lower realized metal prices in the 2014 period.  For the six months ended June 30, 2014, net income was $14.9 million, or $0.28 per basic share, as compared to $6.0 million, or $0.11 per basic share, for the comparable period of 2013. The increase in net income results for the six months ended June 30, 2014 of $8.9 million as compared to 2013 was also principally attributable to a decrease in production costs, general and administrative, exploration and construction and development expenses due from an accounting change as a result of transitioning from an Exploration Stage Enterprise to a Production Stage Enterprise as noted above.

Costs and expenses. Total costs and expenses during the three months ended June 30,  2014 were $3.9 million compared to $11.9 million during the comparable period of 2013, a decrease of $8.1 million, or 67.7%, and principally resulted from a decrease in general and administrative, exploration, and facilities and mine construction expenses as discussed in more detail below.  Total costs and expenses during the six months ended June 30, 2014 were $8.2 million compared to $25.6 million during the comparable period of 2013, a decrease of $17.5 million, or 68.2%.The decrease in cost and expenses for the six months ended June 30, 2014, as discussed in more detail below, resulted from decrease in general and administrative, exploration and facilities and mine construction expenses.

General and administrative expenses.  General and administrative expenses for the three months ended June 30,  2014 were $2.3 million, compared to $3.5 million for the same period of 2013.  General and administrative expenses for the six months ended June 30, 2014 were $5.3 million, compared to $7.8 million for the same period of 2013. The decrease in general and administrative expenses for the three and six months ended June 30, 2014 was due to a reduction in  compensation, insurance, computer IT support, investor relations and legal expenses.

Exploration expenses.  Exploration expenses totaled $1.6 million for the three months ended June 30,  2014 as compared to $2.8 million for the corresponding period in 2013.  Exploration expenses totaled $2.9 million for the six months ended June 30, 2014, compared to $6.1 million for the same period of 2013. The $3.2 million decrease for the six month period principally resulted from a temporary decrease in drilling activity at the El Aguila project. In April of 2014 the Board of Directors approved an increase to the 2014 exploration budget by $2.2 million bringing the entire 2014 exploration budget to a total of $6.9 million.

Facilities and mine construction expenses.  Facilities and mine construction expenses during the three months ended June 30,  2014 were nil,  resulting in a decrease of $5.7 million when compared to $5.7 million during the comparable period in 2013.  Facilities and mine construction expenses during the six months ended June 30, 2014 were nil, resulting in a decrease of $11.7 million when compared to $11.7 million during the comparable period in 2013.The decrease is the result of the Company’s transition from an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Guide 7 due to our new Reserve Report. Prior to the transition, all development of mill, mine facilities, and mine construction expenditures were expensed as incurred to facilities and mine development expenses. The Company now capitalizes such expenditures as a result of our transition to a Production Stage Enterprise.

Provision (benefit) for income taxes.  During the three and six months ended June 30,  2014, the Company recorded an income tax expense of $6.4 million and $11.6 million, respectively. During the three and six months ended June 30,  2013, the Company recorded income tax (benefit) expense of $(1.3) million and $3.7 million, respectively.

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

The following tables present a reconciliation between the non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the GAAP measure of total mine cost of sales and depreciation, accretion, reclamation and stock-based compensation for our operations at the El Aguila project for the three and six months ended June 30,  2014.

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)		(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$17,522	$17,508	$34,132	$36,957
By-product credits (2)	(8,477)	(4,620)	(16,396)	(12,364)
Total cash cost (after by-product credits)	9,045	12,888	17,736	24,593
Precious metal gold equivalent ounces sold (3)	20,647	19,992	41,241	44,998
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	849	876	828	822
By-product credits per precious metal gold equivalent ounces sold (2)	(411)	(231)	(398)	(275)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$438	$645	$430	$547

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

The following table reconciles our non-GAAP measure of cash costs to Total Mine Cost of Sales, the most comparable GAAP measure from our condense consolidated financial statements, for the three and six months ended June 30, 2014 and 2013:

Reconciliation to GAAP:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Total cash costs (after by-product credits)	$9,045	$12,888	$17,736	$24,593
Treatment and refining charges	(3,219)	(3,346)	(6,075)	(7,506)
By-product credits	8,477	4,620	16,396	12,364
Depreciation and amortization	1,044	557	1,789	1,093
Reclamation and remediation	-	28	-	57
Stock-based compensation	498	769	964	1,191
Total mine cost of sales	$15,845	$15,516	$30,810	$31,792

The following table summarizes our by-product revenue and by-product credits per precious metal gold equivalent ounce sold for the three and six months ended June 30, 2014 and 2013:

Summary of By-Product Revenue and By-Product Credit Precious Metal Gold Equivalent Ounces Sold

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
By-product credits by dollar value:
Copper sales	$1,776	$1,380	$3,572	$3,837
Lead sales	1,943	1,059	3,640	2,653
Zinc sales	4,758	2,181	9,184	5,874
Total sales from by-products	$8,477	$4,620	$16,396	$12,364

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

By-product credits per precious metal gold equivalent ounce sold:
Copper ounces	$86	$69	$87	$85
Lead ounces	94	53	88	59
Zinc ounces	231	108	223	130
Total by-product precious metal gold ounces sold	$411	$231	$398	$275

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

The following table provides a reconciliation of Cash Flow From Mine Site Operations to mine gross profit as presented in the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Mine gross profit	$17,824	$11,144	$34,011	$37,179
Stock-based compensation	498	769	964	1,191
Depreciation and amortization	1,044	557	1,789	1,093
Reclamation and remediation	-	28	-	57
Cash flow from mine site operations	$19,366	$12,498	$36,764	$39,520

Liquidity and Capital Resources

As of June 30,  2014, we had working capital of $37.3 million, consisting of current assets of $55.2 million and current liabilities of $17.9 million.  This represents an increase of $3.9 million from the working capital balance of $33.4  million as of December 31, 2013 reflecting significantly improved cash flow from operations, in turn reflecting improved operating results in the second quarter.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development, and our dividends.

Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other expenditures. Due to the decrease in Cash Flow from Mine Site Operations in 2013 from lower gold and silver prices and the new Mexican tax reform legislation imposed on precious and non-precious metal producers, the Board of Directors elected to reduce the company’s monthly dividend of $0.03 per share to $0.01 per share effective December 2013. There is no assurance as to what any future dividend may be regardless of Company goals.  However, we believe our successful mill expansion will position us to achieve higher mineral processing capacity in 2014 and subsequent years.

Our dividend philosophy remains consistent in returning as much in dividends to the shareholders when possible (See “Non-GAAP Measures” above). These cash distributions are subject to the laws of the State of Colorado that govern distributions to shareholders.  For the six months ended June 30,  2014, we declared dividends of $3.2 million, representing 8.8%  of Cash Flow From Mine Site Operations.

For the six months ended June 30,  2014, we spent $2.9 million for development  drilling and other related activities at our El Aguila project.  Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including the ongoing results from the drilling programs and market conditions. Development drilling activities to further delineate and define our La Arista deposit are considered mine development.

Cash and cash equivalents as of June 30,  2014 increased to $29.6 million from $15.0 million as of December 31, 2013, a net increase in cash of $14.6 million. The $14.6 million increase in cash principally resulted from net cash generated from operating activities of $27.8 million, less capital expenditure of $7.4 million, investments of $1.8 million and dividends paid of $3.2 million.

Net cash provided by operating activities for the six months ended June 30, 2014 was $27.8 million compared to $11.0 million during the comparable period in 2013.  The increase in cash provided by operating activities was, in part, the result of $7.9 million of cash outflows which would have historically been considered to be operating cash flows that are now considered investing activities as they qualify for capitalization as mine development.

Net cash used in investing activities for the six months ended June 30,  2014 was $9.2 million compared to $5.1 million during the comparable period in 2013.  Cash used in investing activities during the six months ended June 30,  2014 was the result of mine equipment purchases, investments and mine development.

Net cash used in financing activities for the six months ended June 30,  2014 was $3.9 million compared to $11.2 million during the same period in 2013, consisting of dividends paid of $3.2 million and $15.9 million, respectively.

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

At June 30,  2014, we had outstanding provisionally priced sales of $23.2 million consisting of 6,924 ounces of gold and 569,028 ounces of silver, 178 tonnes of copper, 628 tonnes of lead and 1,391 tonnes of zinc which in the aggregate had a fair value of approximately $24.1 million, including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.2 million.

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

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on its evaluation, in light of the material weakness described below that resulted in the Company’s audited consolidated financial statements for the year ended December 31, 2013, the Company's management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2014 to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Plans for Remediation of the Material Weakness

The Company has been and is continuing to implement changes in its internal control over financial reporting to remediate the control deficiencies that gave rise to material weaknesses. We are undertaking the following remediation plans and actions:

•

In April 2014, we engaged an independent Sarbanes-Oxley compliance provider to assist management in the evaluation of the internal control environment, testing of process level controls and the general information technology control environment. For the quarter ending June 30, 2014 we designed and implemented additional controls around the approval of cash disbursement related to certain general and administrative expenses. We also started our design and implementation of additional controls, policies and procedures around the general information technology control environment to prevent unauthorized system access and inappropriate change management.

•

In April 2014, we engaged an independent income tax compliance provider to assist in the recognition, measurement and presentation of income taxes. For the quarter ending June 30, 2014 we designed and implemented additional controls around the income tax provision process to strengthen our management review controls over the identification of temporary differences, measurement of the valuation allowance, and presentation of income taxes.

•

We have implemented better communication procedures to effectively monitor and oversee the external service providers as it relates to the evaluation of the internal control environment, testing of process level controls and general information technology controls as well as controls around the recognition, measurement and presentation of income taxes.

We will continue to evaluate, monitor and test these controls to insure they are remediated in accordance with our remediation plan. As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses. We intend to have the remediation plan fully implemented in fiscal year 2014.

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

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date.  During the three and six months ended June 30,  2014,  we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three and six months ended June 30,  2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.*

*

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

GOLD RESOURCE CORPORATION

Dated: August 7, 2014		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

GOLD RESOURCE CORPORATION

Dated: August 7, 2014		/s/ Joe A. Rodriguez
	By:	Joe A. Rodriguez,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and Joe A. Rodriguez.*

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three and six months ended June 30, 2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

*

This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.