Form 10-Q
period 2014-09-30
GOLD RESOURCE CORP
filed 2014-11-06
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,179,369 shares of common stock outstanding as of November 5, 2014.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except shares)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$24,800	$14,973
Gold and silver bullion	3,615	3,801
Accounts receivable	5,920	2,307
Inventories	9,013	7,468
Income taxes receivable	-	6,488
Deferred tax assets	3,973	3,973
Prepaid expenses and other assets	4,421	5,808
Total current assets	51,742	44,818
Land and mineral rights	227	227
Property, equipment and mine development - net	26,772	18,127
Inventories	903	903
Deferred tax assets	27,663	27,663
Investments (including $3,287 and nil, respectively, measured at fair value)	3,518	231
Total assets	$110,825	$91,969
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,298	$2,873
Accrued expenses	5,324	5,613
Capital lease obligations	1,491	1,469
IVA taxes payable	1,147	925
Income taxes payable	5,710	-
Dividends payable	542	538
Total current liabilities	19,512	11,418
Capital lease obligations	1,266	2,387
Reclamation and remediation liabilities	2,804	2,887
Total liabilities	23,582	16,692
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,515,767 and 54,115,767 shares issued and outstanding, respectively	55	54
Additional paid-in capital	91,987	88,044
Retained earnings/Accumulated (deficit)	2,256	(5,766)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive (loss)	(1,171)	(1,171)
Total shareholders' equity	87,243	75,277
Total liabilities and shareholders' equity	$110,825	$91,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
for the three and nine months ended September 30, 2014 and 2013
(U.S. dollars in thousands, except shares and per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Sales of metals concentrate, net	$21,052	$29,405	$85,873	$98,375
Mine cost of sales:
Production costs	13,025	17,284	43,107	47,926
Depreciation, depletion and amortization	1,180	717	2,969	1,810
Reclamation and remediation	-	27	-	84
Total mine cost of sales	14,205	18,028	46,076	49,820
Mine gross profit	6,847	11,377	39,797	48,555
Costs and expenses:
General and administrative expenses	4,361	5,478	9,623	13,319
Exploration expenses	2,901	2,062	5,786	8,167
Facilities and mine construction	-	5,721	-	17,375
Total costs and expenses	7,262	13,261	15,409	38,861
Operating (loss) income	(415)	(1,884)	24,388	9,694
Other income (expense)	69	(660)	766	(2,558)
(Loss) Income before income taxes	(346)	(2,544)	25,154	7,136
Provision (benefit) for income taxes	1,109	(714)	12,264	2,953
Net (loss) income	$(1,455)	$(1,830)	$12,890	$4,183
Other comprehensive (loss) income:
Currency translation gain	-	(22)	-	(33)
Comprehensive (loss) income	$(1,455)	$(1,852)	$12,890	$4,150
Net (loss) income per common share:
Basic:	$(0.03)	$(0.03)	$0.24	$0.08
Diluted:	$-	$-	$0.24	$0.08

Weighted average shares outstanding:
Basic	54,179,369	53,320,673	54,098,783	53,093,288
Diluted	-	-	54,698,748	55,364,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended September 30, 2014 and 2013
(U.S. dollars in thousands)
(Unaudited)

	2014	2013

Cash flows from operating activities:
Net income	$12,890	$4,183
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation, depletion and amortization	3,107	1,891
Reclamation and remediation	-	84
Stock-based compensation	3,847	5,996
Unrealized foreign currency exchange loss	545	711
Impairment loss on gold and silver bullion	162	1,743
Unrealized gain due to changes in fair value of investments	(1,504)	-
Deferred tax assets	-	(275)
Changes in operating assets and liabilities:
Accounts receivable	(3,699)	1,267
Inventories	(1,582)	(1,506)
Prepaid expenses and other assets	1,354	(3,727)
Accounts payable	2,059	46
Accrued expenses	(3,007)	3,970
IVA taxes payable/receivable	217	(2,263)
Income taxes payable/receivable	11,907	(8,456)
Net cash provided by operating activities	26,296	3,664
Cash flows from investing activities:
Capital expenditures	(10,524)	(5,891)
Proceeds from sale of building	1,737	-
Purchases of gold and silver bullion	-	(1,002)
Proceeds from conversion of gold and silver bullion	23	1,247
Investments	(1,805)	(231)
Net cash used in investing activities	(10,569)	(5,877)
Cash flows from financing activities:
Proceeds from exercise of stock options	100	545
Dividends paid	(4,868)	(20,674)
Proceeds from capital leases	-	4,219
Repayment of capital leases	(1,099)	-
Net cash used in financing activities	(5,867)	(15,910)
Effect of exchange rates on cash and equivalents	(33)	(23)
Net increase (decrease) in cash and cash equivalents	9,827	(18,146)
Cash and equivalents at beginning of period	14,973	35,780
Cash and equivalents at end of period	$24,800	$17,634

Supplemental Cash Flow Information
Interest paid	$139	$48
Income taxes paid	$-	$11,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30,  2014

 (Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc at its El Aguila Project in the southern state of Oaxaca, Mexico. The El Aguila Project includes the El Aguila open pit mine, which ceased operations in February 2011, and the La Arista underground mine, which is currently in operation. The Company is also performing exploration and evaluation work on its portfolio of precious and base metal exploration properties in Mexico and Nevada and is evaluating other properties for possible acquisition.

On April 30, 2014, the Company announced the completion of its reserve study and issued a report dated December 31, 2013 confirming the existence of proven and probable reserves as defined in Industry (“Guide 7”) promulgated by the U.S. Securities and Exchange Commission (“SEC”). As a result of the completion of the reserve study, the Company has transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7. The Company no longer considers itself to be a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”). Accordingly, cumulative and other disclosures required by ASC 915 are no longer included in the Company’s financial statements.

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

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2013. However, the results of operations for the interim period ended September 30, 2014 may not be indicative of results of operations to be expected for the full fiscal year.

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

Revision of Prior Period Financial Statements: During the third quarter of 2014, management identified a misapplication of a $1.5 million receivable credit from our personnel contract service provider that was applied to our labor costs in the second quarter of 2014. Management determined that the effect of the misstatement was not material to the financial statements for the prior interim period. In order to correct the error, in accordance with the SEC’s Staff Accounting Bulletin No. 108 (“SAB 108”), we recorded the following immaterial corrections to the interim financial statements for the three and six months ended June 30, 2014, which are reflected in our results for the nine months ended September 30, 2014: (a) an increase to inventory of $0.4 million and an increase to current liabilities of $1.0 million; and (b) an increase to cost of sales of $1.1 million, a decrease to provision for income tax of $0.5 million and a corresponding decrease to net income.

Exploration Stage Company:  As of January 1, 2014, the condensed consolidated financial statements are no longer presented in accordance with Accounting Standards Codification 915 and the provisions of SEC Industry Guide 7 relating to exploration stage entities. On April 30, 2014, the Company issued a report on the reserve estimate for the La Arista underground mine at the El Aguila Project with an effective date of December 31, 2013. The report confirms the existence of proven and probable reserves, allowing the Company to transition from an Exploration Stage Company as defined in ASC 915 and an Exploration Stage Enterprise to a Production Stage Enterprise as defined in Guide 7. Consistent with the Company’s transition from an Exploration Stage Entity to a Production Stage Entity as defined in Guide 7, certain underground mine development costs associated with the Company's El Aguila Project were capitalized beginning January 1, 2014.  These costs include the cost of building access ways, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

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

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair values of certain investments and debt, net, in our consolidated statement of income. All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred. For additional information regarding our fair value method investments, see notes 2 and 4.

2.  Fair Value Measurement

The Company’s financial instruments consist of accounts receivable (which include provisionally priced sales) and investments in equity securities.  The Company’s Level 1 assets as of September 30, 2014 included investments in equity securities determined using a market approach based upon unadjusted quoted prices for identical assets in an active market. The Level 2 carrying values for accounts receivable approximated their fair values at September 30, 2014 and December 31, 2013 due to their short maturities.

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

The following tables summarize the Company’s financial instruments required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Cash equivalents	$7,843	$-	$-	$7,843	Cash and cash equivalents
Receivables related to unsettled invoices (1)	$-	$5,920	$-	$5,920	Accounts receivable
Investments in equity securities	$3,287	$-	$-	$3,287	Investments

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Cash equivalents	$4,160	$-	$-	$4,160	Cash and cash equivalents
Receivables related to unsettled invoices (1)	$-	$2,307	$-	$2,307	Accounts receivable

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s condensed consolidated statement of income for the three and nine months ended September 30, 2014.

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program whereby shareholders may exchange their cash dividend for gold and/or silver bullion.  The Company’s investment in gold and silver bullion is carried at cost and evaluated for impairment at relevant financial reporting dates.

During the nine months ended September 30, 2014, the Company made no purchases of gold or silver.    During the nine months ended September 30, 2013, the Company purchased approximately 608 ounces of gold at market prices for a total cost of $1.0 million. During the nine months ended September 30, 2014, approximately eight ounces of gold and 731 ounces of silver were converted into gold and silver bullion and distributed under the Company’s gold and silver bullion dividend exchange program, resulting in a realized gain of $3,500 in that period. During the nine months ended September 30, 2013, approximately 670 ounces of gold and 2,847 ounces of silver were converted into gold and silver bullion and distributed under this dividend program, resulting in a realized loss of $0.1 million in that period.

The table below shows the balance of the Company’s holdings of bullion as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,685	92,494	1,693	93,225
Carrying value per ounce	$1,206.30	$17.11	$1,206.23	$18.86
Total carrying value	$2,033	$1,582	$2,042	$1,759

The Company recorded $0.2 million impairment on its silver bullion for the three and nine months ended September 30, 2014.

4. Investments

Investments in equity securities at September 30, 2014 and December 31, 2013 consisted of the following:

	Fair Value as of September 30, 2014
	Cost	Accumulated unrealized gain	Fair Value
	(in thousands)
Investments in equity securities
Canamex Resources Corporation - common shares (1)	$1,805	$1,482	$3,287
Laguna Gold Pty Ltd - common shares	231	-	231
Total Investments	$2,036	$1,482	$3,518

 (1) On February 26, 2014, the Company announced the purchase of 22,222,222 shares in Canamex Resource Corp., a publically traded company in Canada. The Company’s shares represented approximately 18.4% of the outstanding shares of Canamex at the time of purchase. Pursuant to the terms of the subscription agreement, the Company appointed Jason Reid as its representative to the Board of Directors of Canamex on April 14, 2014. The investment is measured at fair value in the condensed consolidated financial statements.

	Fair Value as of December 31, 2013
	Cost	Accumulated unrealized gain	Fair Value
	(in thousands)
Investments in equity securities
Laguna Gold Pty Ltd - common shares	$231	$-	$231
Total Investments	$231	$-	$231

5.  Inventories

Inventories at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Ore stockpiles - underground mine	$337	$1,586
Concentrates	3,400	480
Materials and supplies	5,276	5,402
Inventories - current	9,013	7,468

Ore stockpiles - open pit mine	903	903
Inventories - non-current	903	903
Total inventories	$9,916	$8,371

6.  Property, equipment and mine development - net

Property, equipment and mine development at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
	(in thousands)
Mine development	$8,954	$-
Trucks and autos	1,973	1,875
Building (1)	4	1,737
Office furniture and equipment	2,739	2,698
Construction in progress	3,670	-
Mill Facilities	63	-
Machinery and equipment	17,941	17,510
Subtotal	35,344	23,820
Accumulated depreciation, depletion and amortization	(8,572)	(5,693)
Total property, equipment and mine development - net	$26,772	$18,127

 (1) In July 2014, the Company sold its office building located in Colorado Springs to a related party and is leasing a portion of the building back. The Company received $1.7 million cash proceeds from the sale, which reflects the value in an arm’s length transaction. The transaction resulted in a gain of $0.3 million which is being amortized to income over the lease term.

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

As of September 30, 2014, the Company’s obligations under capital leases are as follows:

September 30,
2014
(in thousands)
2014	$401
2015	1,578
2016	901
Total payments due	2,880
Less amounts representing interest	(123)
Subtotal	2,757
Less current portion	(1,491)
Non-current portion	$1,266

7.  Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to its El Aguila Project.  The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30,	December 31,
	2014	2013
	(in thousands)
Reclamation and remediation liabilities – opening balance	$2,887	$2,790
Additions and changes in estimates	-	112
Foreign currency exchange loss	(83)	(15)
Reclamation and remediation liabilities – ending balance	$2,804	$2,887

8.  Shareholders’ Equity

The Company declared dividends of $1.6 million and $4.8 million and paid gross cash dividends of $1.6 million and $4.8 million during the three months ended September 30, 2014 and 2013, respectively. The Company declared dividends of $4.9 million and $19.1 million and paid gross cash dividends of $4.9 million and $20.7 million during the nine months ended September 30, 2014 and 2013, respectively. Under our dividend exchange program, shareholders who participated during the three months ended September 30, 2014 exchanged gross cash dividends of $9,000 for approximately three ounces of gold and 224 ounces of silver and during the three months ended September 30, 2013 exchanged gross cash dividends of $0.2 million for approximately 108 ounces of gold and 605 ounces of silver, respectively.  Under our same program, shareholders who participated during the nine months ended September 30, 2014 exchanged gross cash dividends of $127,000 for approximately eight ounces of gold and 731 ounces of silver and during the nine months ended September 30, 2013 exchanged gross cash dividends of $1.1 million for approximately 670 ounces of gold and 2,847 ounces of silver, respectively.

The Board of Directors has authorized the Company’s dividends to be charged to paid-in capital until such time as the Company has retained earnings, at which time dividends will be charged to retained earnings to the extent that the Company has retained earnings.  For the nine months ended September 30, 2014 and 2013, $4.9 million and nil of declared dividends were charged to retained earnings, and nil and $19.1 million was charged to paid-in capital, respectively.

9.  Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, with assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in an increase of $0.1 million and a decrease of $2.4 million to sales during the three and nine months ended September 30, 2014, respectively, and a decreases to sales of $3.5 million and $3.8 million for the three and nine months ended September 30, 2013, respectively.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in a decrease to sales of $1.4 million for the three and nine months ended September 30, 2014, respectively, and a decrease to sales of $0.9 million for the three and nine months ended September 30, 2013, respectively.

Sales of metals concentrate are recorded net of smelter refining fees, treatment charges and penalties.  Total charges for these items totaled $3.5 million and $9.6 million for the three and nine months ended September 30, 2014, respectively, and $3.5 million and $11.0 million for the three and nine months ended September 30, 2013, respectively.

10. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”).  A summary of activity under the Plan for the nine months ended September 30, 2014 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 1, 2014	5,615,000	$9.66	6.7	$3,364
Granted	10,000	5.81
Forfeited	(270,000)	16.49
Exercised	(400,000)	0.25
Outstanding as of September 30, 2014	4,955,000	$10.04	6.3	$2,773

Vested and exercisable as of September 30, 2014	3,975,003	$8.85	5.8	$2,773

The fair value of options granted during the three and nine months ended September 30, 2014 was nil and $23,000, respectively. The options vest over a three year period and have an exercise term of 10 years. The total fair value of stock options vested during the three and nine months ended September 30, 2014 was nil and $0.7 million, respectively.

The following table summarizes information about stock options outstanding at September 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$3.40 - $3.95	1,900,000	4.0	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,735,000	7.7	10.74	1,271,669	10.73
$17.10 - $20.51	1,320,000	7.9	18.31	803,334	18.16
	4,955,000	6.3	$10.04	3,975,003	$8.85

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the three and nine months ended September 30, 2014 was $1.9 million and $3.9 million, respectively, and for the three and nine months ended September 30, 2013 was $2.3 million and $6.0 million, respectively.

Stock-based compensation expense has been allocated between production costs and general and administrative expense for the three and nine months ended September 30, 2014 and 2013 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Production costs	$759	$679	$1,723	$1,871
General and administrative expenses	1,133	1,628	2,124	4,125
Total stock-based compensation	$1,892	$2,307	$3,847	$5,996

The estimated unrecognized stock-based compensation expense from unvested options as of September 30, 2014 was approximately $4.5 million, and is expected to be recognized over the remaining vesting periods of up to 3.0 years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Nine months ended September 30,
	2014	2013
Risk-free interest rate	1.53%	0.68% - 1.62%
Dividend yield	1.63%	2.87% - 3.40%
Expected volatility	55.35%	62.74% - 63.21%
Expected life in years	5	5

11. Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Unrealized foreign currency exchange loss	$(488)	$(494)	$(512)	$(711)
Realized foreign currency exchange gain (loss)	75	(59)	(21)	95
Impairment loss on gold and silver bullion	(162)	-	(162)	(1,743)
Realized gain (loss) from gold and silver bullion converted	2	20	4	(69)
Unrealized gain due to changes in fair value of investments (1)	702	-	1,504	-
Interest income	41	28	123	93
Interest expense	(43)	(48)	(139)	(48)
Other expense	(58)	(107)	(31)	(175)
Total other income (expense)	$69	$(660)	$766	$(2,558)

(1) Our unrealized gain due to changes in fair values of certain investments include gains associated with changes in fair values that are non-cash in nature until such time that these gains are realized through cash transactions. For additional information regarding our investments and fair value measurements, see notes 2 and 4 to our condensed consolidated financial statements.

12.  Income Taxes

The Company recorded income tax (benefit) expense of $1.1 million and $12.3 million for the three and nine months ending September 30, 2014, respectively.  During the three and nine months ending September 30, 2013, the Company recorded income tax (benefit) expense of $(0.7) million and $3.0 million, respectively.

During the three and nine months ending September 30, 2014, the Company received advances of $6.0 million and $18.0 million, respectively, from its Mexican operations. The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of December 31, 2013. The impact of the planned annual dividends for 2014, net of foreign tax credits, is reflected in the estimated annual effective tax rate.

During the nine months ended September 30, 2014, the Company experienced an increase in its annualized effective tax rate principally due to the newly enacted Mexico mining tax.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 30, 2014, the Company believes it has sufficient positive evidence to conclude that realization of its federal and foreign deferred tax assets of Gold Resource Corporation are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As of September 30, 2014, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

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

The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except share data)		(in thousands, except share data)
Net (loss) income	$(1,455)	$(1,830)	$12,890	$4,183

Basic weighted average common shares outstanding	54,179,369	53,320,673	54,098,783	53,093,288
Dilutive effect of stock options	-	-	599,965	2,271,129
Diluted weighted average common shares outstanding	-	-	54,698,748	55,364,417

Net (loss) income per basic share	$(0.03)	$(0.03)	$0.24	$0.08
Net (loss) income per diluted share	$-	$-	$0.24	$0.08

Stock options totaling 3.1 million for the three and nine months ending September 30, 2014 were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $5.51 and $5.05 during the three and nine months ended September 30, 2014. Stock options totaling 2.8 million and 2.7 million for the three and nine months ending September 30, 2013 were excluded from the computation of diluted weighted average shares outstanding, since the exercise price of those stock options exceeded the average market price of the Company’s common shares of $7.92 and $10.40 during the three and nine months ended September 30, 2013.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2014 and compares those results to the three and nine months ended September 30, 2013.  It also analyzes our financial condition at September 30, 2014 and compares it to our financial condition at December 31, 2013. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements contained in our Form 10-K for the year ended December 31, 2013 and other periodic reports files with the SEC.

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

See “Forward-Looking Statements” at the end of this Item 2 for important information regarding statements contained herein.

Overview

Business

We are a mining company which pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production from ore at the El Aguila Project in Oaxaca, Mexico. Ore from the El Aguila open pit mine was processed into a metal concentrate containing the primary product of gold, with silver as a by-product. Operations at the El Aguila open pit mine ceased in February 2011 with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates from ore containing our primary metal products of gold and silver, and by-products of copper, lead and zinc. We recently completed certain enhancements to our mill facilities for a Doré process for the purpose of producing a more refined material which is expected to reduce third-party refining costs.

In anticipation of completing our Doré Processing Facility and pouring Doré bars in the latter part of 2014, we began producing a higher grade gold and silver concentrate in February 2014 by utilizing a Knelson gravity concentrator at our mill facilities. The high grade gold and silver concentrate produced from the gravity concentrator represented 15.74% and 11.90% of the overall metals concentrate  produced from the flotation circuit processes at our mill for the three and nine months ended September 30, 2014. The higher grade gold and silver concentrate was being shipped and sold to a metal concentrate buyer in Mexico for the months of February through July 2014 while in preparation of the new Doré Processing Facility. As we neared the completion of the new facility, we discontinued selling the high grade concentrate for the months of August and September and began stockpiling all our higher grade gold and silver concentrate for the purpose of commissioning our new Doré Processing Facility. We accumulated 5,878 gold equivalent ounces which are reflected in our concentrate inventory at the end of September 30, 2014.  Net sales from the high grade gold and silver concentrate represented $0.2 million or 1% and $6.2 million or 7.2% of our total sales of metals concentrate for three and nine months ended September 30, 2014.   (Please see the section titled “Doré Processing Facility” below for additional information).

The mill located at our El Aguila Project produced a total of 17,262 precious metal gold equivalent ounces for the three months ended September 30, 2014.  During this period, we sold 11,923 precious metal gold equivalent ounces at a total cash cost net of by-product credits (including royalties and as otherwise defined below) of $364 per precious metal gold equivalent ounce sold and we stockpiled 5,878 ounces of gold and silver finished goods concentrate in our ending inventory for purposes of the Doré process as noted above. The mill at our El Aguila Project produced a total of 65,182 precious metal gold equivalent ounces for the nine months ended September 30, 2014.  During this period, we sold 53,194 precious metal gold equivalent ounces at a total cash cost net of by-product credits of $434 per precious metal gold equivalent ounce sold. In anticipation of commencement of the new Doré facility, we accumulated 5,878 gold equivalent ounces of high grade gold and silver concentrate during the three months ended September 30, 2014 resulting in, the higher than normal levels of inventory and selling fewer precious metal gold equivalent ounces. However, it is anticipated that the accumulated high grade gold and silver concentrate will be consumed by the new fully operational Doré processing facility and we anticipate realized savings from reducing refining, royalties and treatment cost, on the finished goods concentrate product in the fourth quarter of 2014.  Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. (Please see the section titled “Non-GAAP Measures” below for additional information concerning the cash cost per ounce measures.)

For the three months ended September 30, 2014, we reported revenue of $21.1 million, mine gross profit of $6.8 million and net loss of $1.5 million. For the nine months ended September 30, 2014, we reported revenue of $85.9 million, mine gross profit of $39.8 million and net income of $12.9 million.

Reserve Report

Beginning January 1, 2014, we transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined by Industry Guide 7. On April 30, 2014, we issued a report on the reserve estimate for the La Arista underground mine at the El Aguila Project with an effective date of December 31, 2013. The report confirms proven and probable reserves and we therefore transitioned from an Exploration Stage Company as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”) and an Exploration Stage Enterprise to a Production Stage Enterprise as defined in Industry Guide 7. We no longer consider ourselves to be an exploration stage company as defined in ASC 915 and accordingly cumulative and other disclosures required by ASC 915 are no longer included in the Company’s financial statements.

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

Doré Processing Facility

With the goal of reducing some refining costs, royalties and treatment costs, in September 2014 we completed the enhancements to our mill facilities allowing us to process our high-grade gold and silver concentrate into Doré. In anticipation of starting up the process in the month of September, we had stockpiled 1,562 tonnes of gold and silver concentrate with a precious metal gold equivalent of 5,878 ounces which contributed to having sold only 11,923 gold equivalent ounces in the third quarter of 2014. The stockpiled gold and silver concentrate is included in our finished goods concentrate ending inventory at the end of the period.

We currently are in the commissioning phase of the Doré facility.  Once we reach optimization we anticipate to be refining and shipping Doré on a regular basis.  We plan to achieve commercial production of the Doré facility in the fourth quarter of 2014 at which time we will recognize our revenues and costs of production as a results of processing and selling this refined material.

Exploration Activities

El Aguila Project:  Our mine exploration activities during the third quarter of 2014 at El Aguila continued to focus on the La Arista vein system.  In addition to our Arista deposit expansion focus, exploration drilling during the quarter continued to target the feeder vein of the Aguila open pit on the El Aguila Project. Twenty-seven diamond drill holes totaling 11,535 meters were completed during the third quarter of 2014.  Drilling consisted of both infill and step-out holes testing the mineralized vein extensions at our producing La Arista underground mine.  During the quarter, drilling principally targeted the southeast extensions of the Baja, Splay 66 and Santa Lucia veins, which are all currently in production in the La Arista underground mine. The Santa Lucia vein is a parallel vein structure located approximately 60 meters northeast of the Arista vein.  Underground drilling also resumed on the “Switchback” zone discovered last year, located approximately 500 meters northeast of the La Arista underground mine.

During the quarter, surface drilling was completed at the Chacal Red Zone and the drill was moved to commence drilling on the Salina Blanca prospect, both located to the southwest of the La Arista mine.  These targets have similar geological features as those seen at the La Arista underground mine and in the El Aguila open pit area.

Las Margaritas property:  A rock and soil geochemical grid sampling survey commenced on the Las Margaritas property during the third quarter 2014.  Results of this geochemical sampling program will be used for planning a diamond drill program at Las Margaritas during 2015.

Alta Gracia property:  Diamond drilling commenced at Alta Gracia during the third quarter of 2014.  Fifteen diamond drill holes totaling 2,991 meters were completed during the quarter.  Exploration drilling is targeting extensions of known ore zones historically mined at Alta Gracia.

Results of Operations

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Sales of metals concentrate, net	$21,052	$29,405	$85,873	$98,375
Mine cost of sales	14,205	18,028	46,076	49,820
Mine gross profit	6,847	11,377	39,797	48,555
Costs and expenses:
General and administrative expenses	4,361	5,478	9,623	13,319
Exploration expenses	2,901	2,062	5,786	8,167
Facilities and mine construction	-	5,721	-	17,375
Total costs and expenses	7,262	13,261	15,409	38,861
Operating (loss) income	(415)	(1,884)	24,388	9,694
Other income (expense)	69	(660)	766	(2,558)
(Loss) Income before income taxes	(346)	(2,544)	25,154	7,136
Provision (benefit) for income taxes	1,109	(714)	12,264	2,953
Net (loss) income	$(1,455)	$(1,830)	$12,890	$4,183

Sales of metals concentrate, net

Metal concentrate sales for the three months ended September 30, 2014 decreased by $8.4 million, or 28.4%, primarily as a result of increased finished goods concentrate inventory on hand for purpose of the Doré processing mentioned above and a decrease in mill head grades compared with the corresponding period in 2013. Revenue generated from the sale of base metals contained in our concentrates is considered a by-product of our gold and silver production.  (See “Production and Sales Statistics - La Arista Underground Mine” table below for additional information regarding our mineral production statistics for the three and nine months ended September 30, 2014 and 2013).

Metal concentrate sales for the nine months ended September 30, 2014 decreased by $12.5 million, or 12.7%. This decrease was primarily due to the increased finished goods concentrate inventory on hand for purpose of the Doré processing, lower average grades, and lower realized gold and silver prices when compared to the corresponding period in 2013. Gold and silver prices realized for the nine months ended September 30, 2014 decreased by 10.4% to $1,287 per ounce and 20.0% to $20 per ounce, respectively, when compared to the same period in 2013.

Production

Mill production for the three months ended September 30, 2014, totaled 17,262 precious metal gold equivalent ounces compared to 21,244 precious metal gold equivalent ounces for the three months ended September 30, 2013. . The decreases in precious metal gold equivalent production for the three months ended September 30, 2014 was primarily due to slower than expected mine development, lower average grades, and decreasing total tonnes milled by 5% when compared to the corresponding period ended September 30, 2013.

Mill production for the nine months ended September 30, 2014, totaled 65,182 precious metal gold equivalent ounces compared to 64,148 precious metal gold equivalent ounces for the nine months ended September 30, 2013. The increase in precious metal gold equivalent production for the nine months ended September 30, 2014 was primarily due to higher tonnes milled and higher recoveries in our gold ounces when compared to the corresponding period ended September 30, 2013.

See  “Production and Sales Statistics-La Arista Underground Mine” table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the La Arista underground mine. Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces.  We are currently mining the wider veins using the long-hole open stoping method, and the narrower veins using the cut and fill method.  La Arista mine development on average during the first three quarters of 2014 has enabled us to increase mill throughputs over the prior year’s average. Even though we have not yet reached our mill capacity of 1,500 tonnes per day we will continue to strive for that target in the future.

The El Aguila mill’s nominal flotation circuit processing capacity is 1,500 tonnes per day.    Achieving this processing rate is dependent upon our ability to develop the La Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day.  Although we are targeting a processing rate of 1,500 tonnes per day in the future, we expect a ramp up towards that capacity and there is no assurance that this mining rate can be achieved or sustained over the long-term. During the three and nine months ended September 30, 2014 we processed on average 865 and 1,040 ore tonnes per day as compared to 913 and 853 ore tonnes per day for the same period in 2013, representing a decrease of 5% and  an increase of 22%, respectively.

The mineral concessions that comprise our La Arista underground mine are subject to a 4% net smelter returns royalty on sales of any gold and silver Doré, and a 5% net smelter returns royalty on sales of any concentrate.  We produce gold and silver in our copper, lead and zinc concentrates, and a smaller amount of gold and silver Doré, at our La Arista underground mine.  Royalties are considered mine operating costs and are funded from the sale of concentrates.  Royalty expense is recorded based on provisional invoices and adjusted based on the final invoice. An initial royalty payment of 50% of the provisional invoice amount is made when the provisional invoice is collected.  The remaining royalties owed are paid when we receive full payment for the final invoice.  We incurred royalty expense  for the three and nine months ended September 30, 2014 of $0.9 million and $4.0 million, respectively, and $1.3 million $4.8 million for the three and nine months ended September 30, 2013. We estimate that between $6 million and $7 million of royalty will be paid in 2014, subject to market prices for the metals in our concentrates, mine production and timing of final invoice settlements.

The following table summarizes certain information about our mining operations for the three and nine months ended September 30, 2014 and 2013:

Production and Sales Statistics - La Arista Underground Mine
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Production Summary
Milled:
Tonnes Milled	79,568	84,017	283,793	232,940
Tonnes Milled per Day	865	913	1,040	853
Grade:
Average Gold Grade (g/t)	2.78	3.67	3.18	3.72
Average Silver Grade (g/t)	291	321	297	338
Average Copper Grade (%)	0.47	0.38	0.40	0.39
Average Lead Grade (%)	2.12	1.09	1.52	1.10
Average Zinc Grade (%)	5.67	2.73	3.97	2.71
Recoveries:
Average Gold Recovery (%)	92	91	92	90
Average Silver Recovery (%)	92	92	92	92
Average Copper Recovery (%)	76	78	78	78
Average Lead Recovery (%)	80	68	76	69
Average Zinc Recovery (%)	85	81	83	78
Mill production (before payable metal deductions)(1)
Gold (ozs.)	6,523	9,063	26,687	24,976
Silver (ozs.)	687,240	796,028	2,506,466	2,321,345
Copper (tonnes)	284	252	891	702
Lead (tonnes)	1,350	627	3,273	1,786
Zinc (tonnes)	3,816	1,851	9,340	4,932
Payable metal sold
Gold (ozs.)	2,932	7,683	19,846	23,934
Silver (ozs.)	575,413	741,757	2,171,298	2,360,655
Copper (tonnes)	228	229	751	728
Lead (tonnes)	1,204	585	2,938	1,724
Zinc (tonnes)	2,976	1,552	7,383	4,467
Average metal prices realized (2)
Gold (oz.)	$1,295	$1,240	$1,287	$1,437
Silver (oz.)	$20	$19	$20	$25
Copper (tonne)	$7,103	$6,879	$6,920	$7,409
Lead (tonne)	$2,238	$2,111	$2,157	$2,241
Zinc (tonne)	$2,394	$1,848	$2,209	$1,967
Precious metal gold equivalent ounces produced (mill production)(1)(3)(4)
Gold Ounces	6,523	9,063	26,687	24,976
Gold Equivalent Ounces from Silver	10,739	12,181	38,495	39,172
Total Precious Metal Gold Equivalent Ounces	17,262	21,244	65,182	64,148
Precious metal gold equivalent ounces sold(3)(4)
Gold Ounces	2,932	7,683	19,846	23,934
Gold Equivalent Ounces from Silver	8,991	11,350	33,348	40,064
Total Precious Metal Gold Equivalent Ounces	11,923	19,033	53,194	63,998
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (5)	$1,324	$1,054	$958	$891
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (5)	$364	$756	$434	$609

(1)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. Payable metal deduction quantities are defined in our contracts with the buyer of our concentrates and represent an estimate of metal contained in the concentrates produced at our mill which the buyer cannot recover through the smelting process. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates that are shipped, and those contained metal estimates are derived from sampling methods and assaying throughout the mill production process.  The Company monitors these differences to ensure that precious metal mill production quantities are materially correct.

(2)

Average metal prices realized vary from the market metal prices due to out-of-period settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(3)

Precious metal gold equivalent mill production for the three months ended September 30, 2014 of 17,262 ounces differs from gold equivalent ounces sold for the same period of 11,923 due principally to buyer (smelter) concentrate processing deductions of approximately 1,466 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 3,872 ounces.

(4)

Precious metal gold equivalent mill production for the nine months ended September 30, 2014 of 65,182 ounces differs from gold equivalent ounces sold for the same period of 53,194 principally due to buyer (smelter) concentrate processing deductions of approximately 6,918 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 5,070 ounces.

(5)	Non-GAAP measure to total mine cost of sales reconciliation, which is the most comparable U.S. GAAP measure, can be found below in “Non-GAAP Measures”.

Mine gross profit. For the three months ended September 30, 2014, mine gross profit totaled $6.9 million compared to $11.4 million for the three months ended September 30, 2013.  Mine gross profit percentage decreased to 32.7% for the three months ended September 30, 2014 when compared to 38.7% for the three months ended September 30, 2013.  The decrease in mine gross profit principally resulted from selling fewer precious metal gold equivalent ounces due to stockpiling higher levels of finished goods concentrate inventory to be processed through our new Doré process facilities and lower average grades in our gold and silver precious metals mined when compared to the same period in 2013. For the nine months ended September 30, 2014, mine gross profit totaled $39.8 million compared to $48.6 million for the nine months ended September 30, 2013. Gross profit percentages for the nine months ended September 30, 2014 decreased to 46.3% from 49.4% for the nine months ended September 30, 2013. The decrease in mine gross profit from the prior periods was primarily due to having sold less precious metal gold equivalent ounces due to stockpiling higher levels of finished goods concentrate inventory to be processed through our new Doré process facilities at period end, lower average grade in our gold and silver precious metals mined and lower realized metal prices for the nine months ended September 30, 2014 compared to the 2013 period.

Net (loss) income. For the three months ended September 30, 2014, we recognized net loss of $1.5 million, or $0.03 per basic share, as compared to net loss of $1.8 million, or $0.03 per basic share, for the comparable period of 2013.  Had the Company not stockpiled  its inventory of the 5,878 gold equivalent ounces of high-grade gold and silver concentrates in preparation for processing in the new Doré facility, but instead  sold the 5,878 gold equivalent ounces of high-grade gold and silver concentrates inventory,  at the average realized prices of $1,295 per ounce for gold and $20 per ounce for silver  during the quarter, we believe the results  would have reflected net income  instead of a net loss per share for the three months ended September, 30, 2014.  The improvement in operations for the three months ended September 30, 2014 over the prior year period principally resulted from a decrease in our production costs as a result of our cost cutting efforts, and reduced general and administrative. Facilities and mine construction expenses also decreased due from an accounting change as a result of transitioning from an Exploration Stage Enterprise to a Production Stage Enterprise beginning January 1, 2014 as defined by SEC Industry Guide 7, partially offset by fewer precious metal gold equivalent ounces sold due to stockpiling higher levels of finished goods concentrate inventory to be processed  through our  new Doré process facilities. The increase in net income for the nine months ended September 30, 2014 of $9.0 million as compared to the same period in 2013 was also principally attributable to a decrease in production costs, general and administrative, and exploration.  Facilities and mine construction expenses  also decreased due from an accounting change as a result of transitioning from an Exploration Stage Enterprise to a Production Stage Enterprise as noted above.

Costs and expenses. Total costs and expenses during the three months ended September 30, 2014 were $7.3 million compared to $13.3 million during the comparable period of 2013, a decrease of $6.0 million, or 45.1%, and principally resulted from a decrease in general and administrative, exploration, and facilities and mine construction expenses as discussed in more detail below.  Total costs and expenses during the nine months ended September 30, 2014 were $15.4 million compared to $38.9 million during the comparable period of 2013, a decrease of $23.5 million, or 60.4%.The decrease in cost and expenses for the nine months ended September 30, 2014, as discussed in more detail below, resulted from decrease in general and administrative, exploration and facilities and mine construction expenses.

General and administrative expenses.  General and administrative expenses for the three months ended September 30, 2014 were $4.4 million, compared to $5.5 million for the same period of 2013.  General and administrative expenses for the nine months ended September 30, 2014 were $9.6 million, compared to $13.3 million for the same period of 2013. The decrease in general and administrative expenses for the three and nine months ended September 30, 2014 was due to a reduction in  compensation, insurance, computer IT support, investor relations and legal expenses.

Exploration expenses.  Exploration expenses totaled $2.9 million for the three months ended September 30, 2014 as compared to $2.1 million for the corresponding period in 2013.  Exploration expenses totaled $5.8 million for the nine months ended September 30, 2014, compared to $8.2 million for the same period of 2013. The $2.4 million decrease for the nine month period principally resulted from a temporary decrease in drilling activity at the El Aguila Project due to decreasing metals prices and needed cost reductions. In April of 2014 the Board of Directors approved an increase to the 2014 exploration budget by $2.2 million bringing the entire 2014 exploration budget to a total of $6.9 million.

Facilities and mine construction expenses.  Facilities and mine construction expenses during the three months ended September 30, 2014 were nil, resulting in a decrease of $5.7 million when compared to the comparable period in 2013. Facilities and mine construction expenses during the nine months ended September 30, 2014 were nil, resulting in a decrease of $17.4 million when compared to the comparable period in 2013.The decrease is the result of our transition from an Exploration Stage Enterprise to a Production Stage Enterprise as defined in SEC Guide 7 due to our reserve report effective dated December 31, 2013. Prior to the transition, all development of mill, mine facilities, and mine construction expenditures were expensed as incurred to facilities and mine development expenses. We now capitalize such expenditures as a result of our transition to a Production Stage Enterprise.

Provision (benefit) for income taxes.  During the three and nine months ended September 30, 2014, we recorded an income tax (benefit) expense of $1.1 million and $12.3 million, respectively. During the three and nine months ended September 30, 2013, the Company recorded income tax (benefit) expense of $(0.7) million and $3.0 million, respectively.

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

We use total cash cost, after by-product credits per precious metal gold equivalent ounce sold (including royalties) as one indicator for comparative monitoring of our mining operations from period-to-period and believe that investors also find this information helpful when evaluating our performance. By-product credits include revenues earned from all base metals other than the primary precious metals sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective.  Total cash cost, after by-product credits per precious gold equivalent ounce sold is a measure developed by the Gold Institute Standard in an effort to provide a uniform standard for comparison purposes. However, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

The following tables present a reconciliation between the non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the GAAP measure of total mine cost of sales and depreciation, accretion, reclamation and stock-based compensation for our operations at the El Aguila Project for the three and nine months ended September 30, 2014 and 2013, respectively.

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)		(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$15,792	$20,063	$50,984	$57,019
By-product credits (2)	(11,440)	(5,676)	(27,836)	(18,039)
Total cash cost (after by-product credits)	4,352	14,387	23,148	38,980
Precious metal gold equivalent ounces sold (3)	11,923	19,033	53,194	63,998
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (3)	1,324	1,054	958	891
By-product credits per precious metal gold equivalent ounces sold (2)(3)	(960)	(298)	(524)	(282)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$364	$756	$434	$609

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

The following table reconciles our non-GAAP measure of cash costs to Total Mine Cost of Sales, the most comparable GAAP measure from our condensed consolidated financial statements, for the three and nine months ended September 30, 2014 and 2013:

Reconciliation to GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Total cash costs (after by-product credits)	$4,352	$14,387	$23,148	$38,980
Treatment and refining charges	(3,526)	(3,458)	(9,600)	(10,964)
By-product credits	11,440	5,676	27,836	18,039
Depreciation, depletion and amortization	1,180	717	2,969	1,810
Reclamation and remediation	-	27	-	84
Stock-based compensation	759	679	1,723	1,871
Total mine cost of sales	$14,205	$18,028	$46,076	$49,820

The following table summarizes our by-product revenue and by-product credits per precious metal gold equivalent ounce sold for the three and nine months ended September 30, 2014 and 2013:

Summary of By-Product Revenue and By-Product Credit Precious Metal Gold Equivalent Ounces Sold

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
By-product credits by dollar value:
Copper sales	$1,616	$1,572	$5,188	$5,391
Lead sales	2,696	1,236	6,336	3,864
Zinc sales	7,128	2,868	16,312	8,784
Total sales from by-products	$11,440	$5,676	$27,836	$18,039

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

By-product credits per precious metal gold equivalent ounce sold:
Copper ounces	$136	$83	$98	$84
Lead ounces	226	64	119	61
Zinc ounces	598	151	307	137
Total by-product precious metal gold ounces sold	$960	$298	$524	$282

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

The following table provides a reconciliation of Cash Flow From Mine Site Operations to mine gross profit as presented in the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Mine gross profit	$6,847	$11,377	$39,797	$48,555
Stock-based compensation	759	679	1,723	1,871
Depreciation, depletion and amortization	1,180	717	2,969	1,810
Reclamation and remediation	-	27	-	84
Cash flow from mine site operations	$8,786	$12,800	$44,489	$52,320

Liquidity and Capital Resources

As of September 30, 2014, we had working capital of $32.2 million, consisting of current assets of $51.8 million and current liabilities of $19.5 million.  This represents a decrease of $1.2 million from the working capital balance of $33.4 million as of December 31, 2013.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development, income taxes and our dividends.

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

These cash distributions are subject to the laws of the State of Colorado that govern distributions to shareholders.  For the nine months ended September 30, 2014, we declared dividends of $4.9 million, representing 10.9% of Cash Flow From Mine Site Operations.

   Cash and cash equivalents as of September 30, 2014 increased to $24.8 million from $15.0 million as of December 31, 2013, a net increase in cash of $9.8 million. The $9.8 million increase in cash principally resulted from net cash generated from operating activities of $26.3 million, less capital expenditure of $10.5 million, investments of $1.8 million and dividends paid of $4.9 million.

Net cash provided by operating activities for the nine months ended September 30, 2014 was $26.3 million compared to $3.7 million during the comparable period in 2013.  The increase in cash provided by operating activities was, in part, the result of $12.6 million of cash outflows which would have historically been considered to be operating cash flows that are now considered investing activities as they qualify for capitalization as mine development.

Net cash used in investing activities for the nine months ended September 30, 2014 was $10.6 million compared to $5.9 million during the comparable period in 2013.  Cash used in investing activities during the nine months ended September 30, 2014 was the result of mine equipment purchases, investments and mine development. One of our major investing activities was attributed to mine development where we spent $5.8 million for development drilling and other related activities at our El Aguila Project.  Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including the ongoing results from the drilling programs and market conditions. Development drilling activities to further delineate and define our La Arista deposit are considered mine development.

Net cash used in financing activities for the nine months ended September 30, 2014 was $5.9 million compared to $15.9 million during the same period in 2013, consisting of dividends paid of $4.9 million and $20.7 million, respectively. This primarily reflects the reduced dividend in 2014.

We believe that our liquidity and capital resources from our operations are adequate to fund our operations and corporate activities.

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

Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare estimated future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately.  Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

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

In addition to adversely affecting our ore estimates, results of operation and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a particular project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

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

Provisional Sales Contract Risk

We enter into concentrate sales contracts with a third-party commodity trading company. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates based on weekly average spot prices. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through earnings each period prior to final settlement.

At September 30, 2014, we had outstanding provisionally priced sales of $23.5 million consisting of 3,105 ounces of gold and 572,484 ounces of silver, 239 tonnes of copper, 1,212 tonnes of lead and 3,013 tonnes of zinc which in the aggregate had a fair value of approximately $22.1 million, including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.2 million.

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

Country Risk

All of our mineral properties are located in Mexico and Nevada, both generally considered mining friendly jurisdictions. In the past, Mexico has been subject to political instability, increasing crime, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities. Civil or political unrest could disrupt our operations at any time. Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our properties. Our exploration and mining activities in Mexico an Nevada may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties.

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, or the Exchange Act, the Company's management, with the participation of our Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on its evaluation, in light of the material weakness described below that resulted in the Company’s audited consolidated financial statements for the year ended December 31, 2013, the Company's management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Plans for Remediation of the Material Weakness

The Company has been and is continuing to implement changes in its internal control over financial reporting to remediate the control deficiencies that gave rise to material weaknesses. We are undertaking the following remediation plans and actions:

•

In April 2014, we engaged an independent Sarbanes-Oxley compliance provider to assist management in the evaluation of the internal control environment, testing of process level controls and the general information technology control environment. For the quarter ending September 30, 2014 we designed and implemented additional controls around the approval of cash disbursement related to certain general and administrative expenses. We also started our design and implementation of additional controls, policies and procedures around the general information technology control environment to prevent unauthorized system access and inappropriate change management.

•

In April 2014, we engaged an independent income tax compliance provider to assist in the recognition, measurement and presentation of income taxes. For the quarter ending September 30, 2014 we designed and implemented additional controls around the income tax provision process to strengthen our management review controls over the identification of temporary differences, measurement of the valuation allowance, and presentation of income taxes.

•

We have designed and implemented better communication procedures to effectively monitor and oversee the external service providers as it relates to the evaluation of the internal control environment, testing of process level controls and general information technology controls as well as controls around the recognition, measurement and presentation of income taxes.

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

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date.  During the three and nine months ended September 30, 2014, we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: November 6, 2014		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

GOLD RESOURCE CORPORATION

Dated: November 6, 2014		/s/ Joe A. Rodriguez
	By:	Joe A. Rodriguez,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and Joe A. Rodriguez.*

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Income, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Consolidated Financial Statements.

*

This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.