Form 10-K
period 2014-12-31
GOLD RESOURCE CORP
filed 2015-03-20
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Act.     Yes   ◻    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ◻    No   ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files).     Yes   ☒     No   ◻

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻ No  ☒

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $274,147,607 based on the closing price of the common stock of $5.06 as reported on the NYSE MKT, LLC.

As of March 18, 2015 there were 54,179,369 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding Gold Resource Corporation’s strategy, future plans for production, future expenses and costs, future liquidity and capital resources, future dividends and estimates of mineralized material. All forward-looking statements in this report are based upon information available to Gold Resource Corporation on the date of filing this report, and the company assumes no obligation to update any such forward-looking statements. Forward looking statements involve a number of risks and uncertainties and there can be no assurance that such statements will prove to be accurate. Gold Resource Corporation’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Item 1A. Risk Factors section of this Form 10-K.

In addition to the specific factors identified under Item 1A. Risk Factors in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	Decisions of foreign countries and banks within those countries;
•	Unexpected changes in business and economic conditions, including the rate of inflation;
•	Changes in interest rates and currency exchange rates;
•	Timing and amount of production, if any;
•	Technological changes in the mining industry;
•	Our costs;
•	Changes in exploration and overhead costs;
•	Access and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our products;
•	Changes in our business strategy, plans and goals;
•	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations;
•	Acts of God such as floods, earthquakes and any other natural disasters;
•	The uncertainty of mineralized material estimates and timing of mine construction expenditures; and
•	Commodity price fluctuations.

This list, together with the factors identified under Item 1A. Risk Factors, is not exhaustive of the factors that may affect any of our forward-looking statements. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. These forward-looking statements represent our beliefs, expectations and opinions only as of the date of filing this report. We do not intend to update these forward-looking statements except as required by law. We qualify all of our forward-looking statements by these cautionary statements.

 PART I

ITEM 1.BUSINESS

History and Organization

Gold Resource Corporation was organized under the laws of the State of Colorado on August 24, 1998. We are a producer of metal concentrates that contain gold, silver, copper, lead and zinc, as well as, doré containing gold and silver at the El Aguila Project in the southern state of Oaxaca, Mexico. The El Aguila Project includes the El Aguila open pit mine, which ceased operations in February 2011, and the La Arista underground mine, which is currently in operation. We are also performing exploration and evaluation work on certain of our portfolio of precious and base metal exploration properties in Mexico and Nevada and are evaluating other properties for possible acquisition.

In this report, “Company,” “our,”  “us” and “we” refer to Gold Resource Corporation together with our affiliates and subsidiaries, unless the context otherwise requires.

On April 30, 2014, we announced the completion of our initial reserve study and issued a report dated December 31, 2013, confirming the existence of proven and probable reserves as defined in Industry Guide 7 (“Guide 7”) promulgated by the U.S. Securities and Exchange Commission (“SEC”). As a result of the completion of the reserve study, we have transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7. We no longer consider ourselves to be a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”).

We completed our initial public offering (“IPO”) in August 2006. Since that time, we have raised additional capital pursuant to several private placements of our common stock. We used the proceeds of our IPO and additional private placements to conduct exploration activities at the El Aguila property. Based on our successful exploration efforts, we decided on April 11, 2007, to move forward to construct a mill and a mine at the El Aguila Project. We began mining and milling operations at the El Aguila Project on July 1, 2010. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information. The El Aguila Project includes approximately 30,074 hectares of mining concessions, an access road from a major highway, haul roads, a mill facility and adjoining buildings, including an assay lab, an open pit and underground mine, tailings pond and other infrastructure. See Item 2. Properties for additional information.

Our principal executive offices are located 2886 Carriage Manor Point, Colorado Springs, Colorado 80906, and our telephone number is (303) 320-7708.  We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the SEC.

Our operations at our Oaxaca Mining Unit in Mexico are conducted through our wholly-owned Mexican subsidiary, Don David Gold Mexico S.A.de C.V. (DDGM). In November 2013, we divested our interest in Golden Trump Mexico S.A. de C.V. Our Nevada Exploration Unit operates through our wholly-owned subsidiary, GRC Nevada Inc.

Developments During 2014

We completed our fourth full year of mining operations in 2014. Two mines are located at our El Aguila Project; the El Aguila open pit mine and the La Arista underground mine. Mining at the El Aguila open pit mine was essentially completed in 2010, and we transitioned to processing mineralized material from the La Arista underground mine in March 2011. In 2014, we processed ore from the La Arista underground mine with gold and silver as our primary metal products and copper, lead and zinc as by-products. Our El Aguila milling facility located on our El Aguila Project produced both concentrates and doré.

During 2014, we continued to develop the La Arista underground mine; reaching Level 19 on the decline ramp by year end. We developed multiple stopes and working faces for mining, predominantly from Levels 12 to Level 17 during the year. The mining methods of long-hole stoping and cut-and-fill were utilized.

Our optimization of the mill expansion, completed in the fourth quarter of 2013, resulted in our ability to begin producing a higher grade gold and silver concentrate in the first quarter of 2014, due to being able to utilize a Knelson gravity concentrator at our mill facilities. With the goal of reducing refining costs, royalties and treatment costs, we completed the commissioning phase of the doré processing facility and achieved commercial production in the fourth quarter of 2014.

In 2014, we leased two properties in Nevada, United States of America, for exploration purposes.  We leased the Radar property from Altan Nevada Minerals Limited and the Goose property from Nevada Eagle LLC, and formed our Nevada Mining Unit.  We believe that these properties have excellent potential for discovery of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined in the Paradise Peak and Goldfield districts.  These mines are also in the Walker Lane Mineral Belt and well known for their significant and high-grade gold-silver production. We believe the Radar and Goose properties are highly prospective based on their proximity to other major gold deposits in the Walker Lane Mineral Belt. Our operations in Nevada are in the exploration stage. See Item 2. Properties for additional information.

Production Summary

During 2014, mill production totaled 83,903 ounces of precious metal gold equivalent from the La Arista mine, which was a 1.1% decrease in mill production from 2013.  We processed an aggregate of 375,623 tonnes of mineralized material with an average grade of 3.21 grams per tonne gold and 296 grams per tonne silver. See the table titled Production and Sales Statistics—El Aguila Project in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for detailed information regarding our production statistics.

Exploration

Exploration during 2014 continued to focus primarily on our Oaxaca Mining Unit and specifically the El Aguila Project with infill and step-out drilling at the La Arista deposit’s vein system.  This included follow-up of the new Switchback discovery which is an area of mineralization approximately 500 meters northeast of the La Arista deposit, for which drill results continue to show multiple veins over a 60 to 80 meter interval.  We also performed exploration at several of our other properties, including continuing a surface drill program on portions of the Alta Gracia property that focused on previously identified drill targets.  Please see the map of our properties under Oaxaca Mining Unit in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information regarding our exploration properties in Mexico. See Item 2. Properties for additional information regarding our exploration activities.

Dividends

We declared and paid an aggregate of $0.12 per share in dividends in 2014. In 2012, we commenced a physical dividend program pursuant to which our shareholders have the option to convert the cash dividends into physical gold and silver bullion and take physical delivery of bullion or have it stored in a secured vault network.  See Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information.

Proven and Probable Reserves

Beginning January 1, 2014, we transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined by Guide 7. On April 30, 2014, we announced the completion of our reserve study and issued a report dated December 31, 2013 confirming the existence of proven and probable reserves as defined in Guide 7 promulgated by the SEC. As a result of the completion of the reserve study, we have transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7.  We no longer consider ourselves to be a Development Stage Entity as defined in ASC 915 and accordingly cumulative and other disclosures required by ASC 915 are no longer included in our financial statements.

Prior to January 1, 2014, we were considered an Exploration Stage Enterprise under SEC criteria since we had not demonstrated proven and probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required under SEC guidelines, substantially all of our investment in mining properties up to that date, including construction of the mill, mine facilities and mine construction expenditures, were expensed as incurred and therefore do not appear as assets on our balance sheet.

Our characterization as an Exploration Stage Enterprise resulted in the classification of our facilities and mine construction expenditures as operating expenses rather than capital expenditures, and may have caused us to report lower net income than if we had capitalized the expenditures.  In addition, prior to January 1, 2014, our financial statements did not reflect a corresponding depreciation or amortization expense for our facilities and mine construction costs since they were expensed as incurred rather than capitalized. The change in our accounting presentation as a result of our transition to a Production Stage Enterprise may make certain period-over-period comparisons less meaningful than otherwise since we capitalized mine development related expenditures that would have been expensed under our prior accounting presentation.

As of December 31, 2014, our proven and probable reserves were:

Reserve Class	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper %	Lead %	Zinc %
La Arista
Proven	1,010,700	2.91	289	7.83	94,600	9,376,500	254,300	0.6	1.5	3.2
Probable	526,500	2.09	230	6.01	35,400	3,894,300	101,800	0.4	1.7	3.1
Total	1,537,200	2.63	269	7.21	130,000	13,270,800	356,100	0.6	1.6	3.2

Notes to the above proven and probable (“P & P”) reserves:

1.

Metal prices used for P & P reserves were $1,448.19 per ounce of gold, $24.67 per ounce of silver, $3.35 per pound of copper, $0.95 per pound of lead and $0.91 per pound of zinc.  These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.	Precious metal gold equivalent is 58.70:1 using gold and silver only to calculate gold equivalencies.
3.	A breakeven net smelter return cutoff grade of $110 per tonne was used for estimations of P & P reserves.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2014 actual costs for the El Aguila Project.
5.

Metallurgical recovery assumptions used were 92% for gold, 92% for silver, 78% for copper, 77% for lead and 83% for zinc.  These recoveries reflect 2014 actual average recoveries for the El Aguila project.

6.	P & P reserves are diluted and factored for expected mining recovery.
7.	Minimum mining width for P & P reserves is 1.4 meters.
8.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

In addition to our proven and probable reserves, we estimated measured and indicated mineralized material within the definition of Guide 7.  Mineralized material does not have demonstrated economic viability. As of December 31, 2014, our measured and indicated mineralized material was:

Mineralized Zones	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Switchback
Measured	128,600	1.46	90	0.4	1.1	3.7
Indicated	320,000	1.26	90	0.4	1.1	3.8
	448,600	1.32	90	0.4	1.1	3.8
Santiago
Measured	30,300	2.30	144	0.3	0.7	1.4
Indicated	79,400	1.62	132	0.2	0.4	0.9
	109,700	1.81	135	0.2	0.5	1
Alta Gracia
Measured	78,800	0.47	349	-	-	-
Indicated	79,800	0.67	330	-	-	-
	158,600	0.57	339	-	-	-
Total	716,900

Notes to the above measured and indicated (“M & I”) mineralized material:

1.	A breakeven net smelter return cutoff grade of $110 per tonne was used for estimations of M & I mineralized material.
2.

Metallurgical recovery assumptions used were 92% for gold, 92% for silver, 78% for copper, 77% for lead and 83% for zinc.  These recoveries reflect 2014 actual average recoveries for the El Aguila project.

3.	M & I mineralized material is diluted and factored for expected mining recovery.
4.	Minimum mining width for M & I mineralized material is 1.4 meters.
5.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

Reserve estimates are prepared by Barry Devlin, Vice President of Exploration.  Mr. Devlin holds a BS degree with honors in Geology, 1981, and a Masters in Geology, 1987, from the University of British Columbia, Vancouver, Canada.  He is also a Professional Geologist registered with the Association of Professional Engineers and Geoscientists of British Columbia.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, see Item 7, Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations, Liquidity and Capital Resources, below. We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to loss, environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. See Item 1A, Risk Factors, below for additional information

Environmental Matters

We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2014, $3.0 million was accrued for reclamation costs relating to current or recently producing properties.

Competitive Business Conditions

The exploration for, and the acquisition of, gold and silver properties are subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, advancement of mining properties. Our present limited capital means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

Government Regulations and Permits

In connection with mining, milling and exploration activities, we are subject to the United States and Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The department responsible for environmental protection in Mexico is Secretaria de Medio Ambiente y Recursos Naturales (“SEMARNAT”), which is similar to the United States Environmental Protection Agency. SEMARNAT has broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust and noise.

In connection with our mill and mining operations at the El Aguila Project, we have and intend to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental (“MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for their review, and it has been approved. Studies required to support the MIA include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. Although the regulatory process in Mexico has a public review component, proof of local community support for a project is required to gain final MIA approval. We have received the required local community support for the El Aguila area from which we are currently producing.

We have obtained, and plan to obtain at the appropriate time, environmental permits, licenses or approvals required for operations. During 2014, we received a permit to begin constructing the third phase of the tailings impoundment facility at the El Aguila Project.  We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

In connection with exploration activities in the state of Nevada, United States of America, we are subject to various federal and state laws and regulations governing protection of the environment, including the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response; the Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Our activities outside the United States are also subject to various levels of governmental regulations for the protection of the environment and, in some cases, those regulations can be as, or more, restrictive than those in the United States.

We conduct our operations so as to protect public health and the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements.

Customers

During the year ended December 31, 2014, our revenue was predominately through the sales of metals concentrate to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V., a Trafigura Group Company (“Trafigura”) which was 93% of our sales for the year. During the fourth quarter of 2014, we reached commercial production of gold and silver doré bars and began selling to Johnson Matthey Gold & Silver Refining Inc. (“Johnson Matthey”). In the event that our relationships with Trafigura or Johnson Matthey is interrupted for any reason, we believe that we would be able to locate another entity to purchase our precious metals and by-product metals. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options of alternative sales outlets to mitigate the concentration of risk with one concentrate buyer in case of any unforeseen disruptions.

 Employees and Contractors

We currently have eleven full-time employees, six of which serve as our executive officers. These individuals devote all of their business time to our affairs.

During 2013, we divested a wholly-owned Mexican subsidiary that held our Mexican employees to a third-party employee service company,  and our El Aguila Project General Manager is currently our only employee in Mexico. We contract for the services of our approximately 380 former employees with the firm that acquired our subsidiary and also use various independent contractors for constructing our underground mine, surface exploration drilling and trucking.

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

If we are unable to achieve gold and silver production levels anticipated from our El Aguila Project, our financial condition and results of operation will be adversely affected. We have proceeded with the processing of the mineralized material from the La Arista underground mine at the El Aguila Project based on estimates of mineralized material identified in our drilling program and estimates of gold and silver recovery based on test work developed during our initial scoping study, reports and subsequent Proven and Probable Reserve report. However, risks related to metallurgy are inherent when working with extractable minerals. Sales of gold and silver that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies and reports. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock and you may lose all or part of your investment.

Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates. The proven and probable reserves and mineralized material stated in this report represent the amount of gold, silver, copper, lead and zinc that we estimated, at December 31, 2014, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold, silver, copper, lead and zinc and interpretations of geologic data obtained from drill holes and other exploration techniques.

Additionally, the term “mineralized material” as used in this report does not indicate proven and probable reserves as defined by Guide 7 or our standards. Estimates of mineralized material are subject to further exploration and development, and are, therefore, subject to considerable uncertainty. We cannot be certain that any part or parts of the mineralized material deposit will ever be confirmed or converted into Guide 7 compliant reserves or that mineralized material can be economically or legally extracted.

If the price of gold or silver declines from recent levels, if production costs increase or recovery rates decrease or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves as currently reported can be mined or processed profitably. If we determine that a portion of our ore reserves become uneconomic, this may ultimately lead to a reduction in our reported reserves. Consequently, if our actual mineral reserves are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

We may be unable to replace reserves as they become depleted. Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, involves many risks and is frequently unproductive. Our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.

We have identified material weaknesses in our internal controls over financial reporting that, if not properly corrected, could materially adversely affect our operations and result in material misstatements in our financial statements. As described in Item 9A. Controls and Procedures, we have concluded that our internal control over financial reporting was ineffective as of December 31, 2014, because certain material weaknesses existed in our internal control over financial reporting related to the validation of the completeness and accuracy of underlying data used in the determination of significant estimates and accounting transactions and the presentation of income tax expense. We are working to remediate these material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner, we may be unable to provide holders of our securities with the required financial information in a timely and reliable manner and we may incorrectly report financial information. Additionally, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. These events could have a material adverse effect on our operations, result in sanctions or investigations by regulatory authorities, or loss of investor, supplier and customer confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties. The profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and mine construction, if warranted, are directly related to the market price of gold, silver and other base metals. The price of gold and silver may also have a significant influence on the market price of our common stock. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the prices of gold and silver may prevent our properties from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold or silver prices. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

Mineral	2010	2011	2012	2013	2014
Gold	$1,225	$1,572	$1,669	$1,411	$1,266
Silver	$20.19	$35.12	$31.15	$23.79	$19.08

The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world and accordingly no amount of planning or technical expertise can fully eliminate these risks. In the event gold or silver prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

We have incurred substantial losses in the past and may not continue to be profitable.  During the fiscal years ended December 31, 2014, 2013 and 2012, we reported comprehensive net income of $16.2 million, $0.1 million and $36.0 million, respectively. We have accumulated retained earnings of $4.0 million as of December 31, 2014. While we were profitable during the past three years, there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and you may lose all or part of your investment.

We may require significant additional capital to fund our business plan. We may be required to expend significant funds to determine if mineralized material and proven and probable mineral reserves exist at any of our non-producing properties, to continue exploration and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We have spent, and may be required to continue to expend, significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and prospective results of operations, the status of the national and worldwide economy, the price of gold, silver and other valuable metals and the costs associated with extracting them. The mining sector has been negatively impacted by declining metal prices in the last two years. We may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our potential interest in our properties.

Revenue from the sale of our metals may be adversely affected by loss or damage during shipment and storage at our buyer’s facilities.  We rely on third-party transportation companies to transport our metals to the buyer’s facilities for processing and further refining.  The terms of our sales contract with the buyers require us to rely on assay results from samples of our metals that are obtained at the buyer’s warehouse to determine the final sales value for our metals.  Once the metal leaves our mill facility, we no longer have direct custody and control of these products.  Theft, loss, automobile accidents, improper storage, fire, natural disasters, tampering or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our metal products.  Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and our operating results may be adversely affected.

Exploration and if deemed feasible, development of mineral properties is inherently risky and could lead to unproductive properties and/or capital investments. Our long-term success depends on our ability to identify additional mineral deposits on the El Aguila Property and any other properties that we have or may acquire and to develop one or more of those properties into commercially viable mining operations.  Mineral exploration is highly speculative in nature, involves many risks and is frequently unproductive.  These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor.  The success of gold exploration is determined in part by the following factors:

•	The identification of potential gold mineralization based on surface analysis;
•	Availability of government-granted exploration and construction permits;
•	The quality of our management and our geological and technical expertise; and
•	The capital available for exploration.

 T

Substantial expenditures are required to establish proven and probable reserves through detail drilling and analysis, to develop metallurgical processes to extract metal and to develop the mining and processing facilities and infrastructure at any site chosen for mining.  Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade, metallurgy, and proximity to infrastructure like power, water and roads; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves.  The decision to abandon a project may have an adverse effect on the market value of our securities and our ability to raise future financing.

We currently do not enter into forward sales, commodity, derivatives or hedging arrangements with respect to our gold and silver production, and as a result, we are exposed to the impact of any significant decrease in the price of gold or silver. We sell the gold and silver we produce at quoted market metal prices. Currently, we do not enter into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future gold or silver production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold or silver price, but we are not protected against decreases in the gold or silver price. If the gold or silver price decreases significantly, our revenues may be materially adversely affected.

Our current property portfolio is limited to a single producing property and our ability to remain profitable over the long-term will depend on our ability to expand the known deposits like La Arista and /or identify, explore and develop additional properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. The acquisition of gold and silver properties and their exploration, mine construction and mining activities are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for these types of activities may be in a better position than us to compete for such mineral properties. If we are unable to find, advance, and economically mine new properties, we most likely will not be profitable on a long-term basis and the price of our common stock may suffer.

Our producing property is subject to a lease in favor of a third party which provides for royalties on production.  The leased portion of the property provides for a net smelter return royalty of 4% where production is sold in the form of gold and silver doré and 5% where production is sold in concentrate form. All of our production to date has been from the leased property and processed and sold as either concentrate or doré. The requirement to pay royalties to the owner of the concessions at our El Aguila property, which includes the open pit mine and underground mine, reduces our profitability.

Our profits are subject to a new royalty tax imposed by the Mexican government.  The Mexican government enacted tax reform legislation which requires mineral producers to pay a royalty tax to the government of 7.5% on net profits from metal concentrate sales and an additional 0.5% royalty fee on gross sales of precious metals of gold, silver and platinum.  This legislation has and may in the future significantly and adversely affect our results of operations, including our cash flows, which may in turn affect the amount of capital we have available for typical uses of cash, including but not limited to, reinvestment into our business, funding new projects and paying dividends to our shareholders.

The facilities and development of our underground mine and operation of our mill are subject to all of the risks inherent in development and operations. These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage a combination of North American and Mexican subcontractors and material suppliers in connection with the continued mine construction of the El Aguila Project. While we anticipate taking all measures which we deem reasonable and prudent in connection with our facilities, construction of the underground mine and the operation of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

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

Our operations are subject to permitting requirements which could result in the delay, suspension or termination of our operations. Our operations, including our ongoing exploration drilling programs and production at the El Aguila Project, require permits from the Mexican government. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected. We will be required to obtain necessary exploration permits for our Nevada Mining Unit and any delays in receiving future permits, our timetable and business plan will be adversely affected.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income. We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2014, our current and long-term deferred tax assets were $3.9 million and $25.5 million, respectively.

Our continuing reclamation obligations at the El Aguila Project and our other properties could require significant additional expenditures.  We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the El Aguila Project. We have reserved a liability on our balance sheet to cover the estimated fair value of our reclamation obligation.  However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out.  Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations and further, that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

Our operating properties located in Mexico are subject to changes in political or economic conditions and regulations in that country.  The risks with respect to Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation.  In addition, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of  property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, water use and mine safety. The effect of these factors cannot be accurately predicted but may adversely impact our operations.

Our ability to develop our Mexican properties is subject to the rights of the Ejido (local inhabitants) to use the surface for agricultural purposes. Our ability to mine minerals is subject to maintaining satisfactory arrangements with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm. While we have successfully negotiated and signed such agreements related to the El Aguila Project, our inability to maintain these agreements or consummate similar agreements for new projects could impair or impede our ability to successfully mine the properties.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties and personnel on a global basis. We are a small participant in the gold mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate that we will compete with other companies in our industry to hire additional qualified personnel which will be required to successfully operate our mine and mill site. We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties will continue to be intense in the future.

Since most of our expenses are paid in Mexican pesos and we sell our production in United States dollars, we are subject to changes in currency values that may adversely affect our results of operation. Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms. The value of cash and cash equivalents, and other monetary assets and liabilities denominated in foreign currencies also fluctuate with changes in currency exchange rates.

Our activities are subject to significant environmental regulations, which could raise the cost of doing business or adversely affect our ability to develop our properties. Our mining operations are subject to environmental regulation by SEMARNAT. Regulations governing advancement of new projects or significant changes to existing projects require an environmental impact statement, known in Mexico as a MIA. We may also be required to submit proof of local community support for a project to obtain final approval. If an environmental impact statement is adverse or if we cannot obtain community support, our ability to develop our properties could be adversely affected. Significant environmental legislation exists in Mexico, including fines and penalties for spills, release of emissions into the air, seepage and other environmental damage, which fines or penalties could adversely affect our financial condition or results of operation.

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm. We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. For example, the U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Ethics and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that our internal control policies and procedures always will protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common stock to decline.

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration. We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. We are modifying our enterprise software to support various operational functions, financial reporting and controls management. The modification of this system carries risks such as cost overruns, delays and interruptions. If we are not able to successfully implement these system modifications, we will have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

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

Any of these risks can materially and adversely affect, among other things, the construction of properties, production quantities and rates, costs and expenditures, potential revenues and targeted production dates. We currently have limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable or result in additional expenses.

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

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business. Due to the relatively limited number of personnel that we employ, we are dependent on certain individuals to run our business. These individuals include our executive officers, including Jason Reid, Joe Rodriguez, Rick Irvine and Barry Devlin. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms should that become necessary.

In the event of a dispute regarding title to our operating property or any facet of our operations, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries can be costly and time consuming. In a foreign country we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen losses if we are forced to resolve a dispute in Mexico or any other foreign country.

We have been named as a defendant in securities class action and shareholder lawsuits which could result in substantial damages and may divert management’s time and attention from our business. As described in more detail in Item 3. Legal Proceedings, we and certain of our officers and directors are named as defendants in a securities class action and shareholder derivative lawsuits.  On January 16, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision to dismiss the case with prejudice.  While the securities class action lawsuit may be further appealed within a specified time period, we believe the plaintiff does not intend to take any further action regarding the lawsuit. Subsequent to the appellate court ruling, all parties to the shareholder derivative lawsuit agreed to voluntarily dismiss the proceeding and the case was terminated on February 25, 2015.  These lawsuits and any other potential future lawsuits are subject to inherent uncertainties, and the actual costs incurred relating to these lawsuits will depend upon many unknown factors. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of these suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with the litigation. We are not currently able to estimate the possible cost to us from these matters, and we cannot be certain how long it may take to resolve the litigation or the possible amount of any damages that we may be required to pay. We have not established any reserves for any potential liability relating to these or any other lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. A decision adverse to our interests on these actions could result in the payment of substantial damages and could have a material adverse effect on our cash flow, results of operations, financial position and stock price.

Our directors and officers may be protected from certain types of lawsuits. The laws of the State of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the company. Our Articles of Incorporation permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. Additionally, we entered into individual indemnification agreements with our current directors and officers and we intend to execute substantially similar agreements with future directors and officers. The exculpation provisions of any of these items may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment or other circumstances.  Pursuant to the terms of the indemnification agreements, we are required to advance funds to our directors and officers prior to the final disposition of any threatened or actual legal proceeding, and including in the event it is ultimately determined that such officer or director is not entitled to indemnification pursuant to the terms of the indemnification agreement, in which case we will depend on reimbursement of advanced expenses from such individual.

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

During the 2014 year the price of our stock has ranged from a low of $2.70 to a high of $6.35. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

Past payments of dividends on our common stock are not indictors of future payments of dividends. In 2012, we instituted a monthly cash dividend payable to holders of our common stock.  During 2014, and as of March 19, 2015, the instituted monthly dividend was $0.01 per share per month. However, our ability to continue to pay dividends in the future will depend on a number of factors, including cash flow, mine construction requirements and strategies, other acquisition and/or construction projects, spot gold and silver prices, taxation, government imposed royalties and general market conditions. Further, a portion of our cash flow will likely be retained to finance our operations. Any material change in our operations may affect future dividends which may be modified at the discretion of our Board of Directors. Any decrease in our monthly dividend would likely have an adverse impact on the price of our common stock.

We are subject to the Continued Listing Criteria of the NYSE MKT, and our failure to satisfy these criteria may result in delisting of our common stock. Our common stock is currently listed on the NYSE MKT. In order to maintain the listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, the NYSE MKT may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE MKT’s listing requirements; if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 19, 2015, there were 54,179,369 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then outstanding shares without further shareholder approval. Because we have issued less of our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

Our awards of stock options to employees may not have their intended effect. A portion of our total compensation program for our executive officers and key personnel has historically included the award of options to buy our common stock.  If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel.  In addition, any changes made to our stock option policies or to any other of our compensation practices which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We classify our mineral properties into two categories: “Operating Properties” and “Exploration Properties.” Operating Properties are properties on which we operate a producing mine and are what we consider a “material” property in accordance with Guide 7.

We currently have an interest in eight properties.  Six of our properties, including one Operating Property and five Exploration Properties, are in the southern state of Oaxaca, Mexico. During 2014, we leased two properties in Nevada which are considered Exploration Properties.

Oaxaca Mining Unit

All of the properties that make up our Oaxaca Mining Unit are located in what is known as the San Jose structural corridor, which runs north 70 degrees west. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca.  The map below shows the general location of our six Oaxaca properties:

PUEBLA
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Santiago Juxtlahuaca
OAXACA
Santa Maria Asuncion Tlaxiaco
Oaxaca
VERACRUZ
Sarabia
GUERRERO
El Rey
Las Margaritas
El Chamizo
El Aguila
El Barrio de la Soledad
Union Hidalgo
Juchitan de Zaragoza
San Francisco Ixhuatan
CHIAPAS
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juguila
Alta Gracia
El Fuego
Salina Cruz
San Pedro Mixtepec
Therra Blanca
Puerto Escondido
Chacalapa
San Pedro Pochutla
Puerto Angel
Pacific Ocean
Gulf of Tehuantepect
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State

We are granted concessions from the Mexican federal government to explore and mine our properties in Mexico, see Mining Concessions and Regulations in Mexico.  Certain properties are held by us as the concession holder and other properties that we lease from a third party.  We are required to pay concession fees to the Mexican government to maintain our interest in these concessions, and we pay concession fees for all of our mineral properties, including those which are subject to the third-party lease.  The table below details information related to the mining concessions that comprise our six properties in Oaxaca.

	Concession Name(s)	Size	Property Interest	Acquisition Date	2014 Maintenance Fees Paid
		(in hectares) *
Operating Properties:
El Aguila	El Aguila and Mina El Aire	971	Lease, subject to royalty	2002	$18,870
El Aguila	El Chacal and El Pilon	1,445	Concession holder, subject to royalty	2010	7,981
El Aguila	El Pitayo 1, 2, 3 and 4, El Talaje and San Luis	4,775	Concession holder	2008	26,370
El Aguila	El Zorrito	9,828	Concession holder	2009	26,985
El Aguila	El Coyote and La Curva	7,245	Concession holder	2010	19,893
El Aguila	Zopi	720	Concession holder	2011	975
El Aguila	San Miguel Fracc 1 and San Miguel Fracc 2	2,090	Concession holder	2013	1,857
El Aguila	El Aguila III	3,000	Concession holder	2014	1,340
Total :		30,074			$104,271

	Concession Name(s)	Size	Property Interest	Acquisition Date	2014 Maintenance Fees Paid
		(in hectares) *
Exploration Properties:
El Rey	El Rey	172	Lease, subject to royalty	2002	$1,900
El Rey	El Virrey, La Reyna	728	Concession holder	2005	8,039
El Rey	El Marquez	1,874	Concession holder	2009	5,144
El Chamizo	El Chamizo	26,386	Concession holder	2011	35,033
El Chamizo	San Pedro Fracc 2	1,860	Concession holder, subject to royalty	2013	20,550
Alta Gracia	David 1, David 2 and La Herradura	5,175	Concession holder	2008	28,581
Las Margaritas	La Tehuana	925	Concession holder	2002	17,975
El Fuego	San Pedro Fracc 1	2,554	Concession holder, subject to royalty	2013	28,214
Lachiguiri	Lachiguiri	4,000	Concession holder	2014	1,786
Total:		43,674			$147,222

* One hectare is equal to 2.4711 acres. The 73,748 hectares in which we hold an interest is equal to approximately 285 square miles.

Operating Properties

The El Aguila Project

Background

The El Aguila Project currently comprises 17 mining concessions aggregating 30,074 hectares as described in the table above.

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

In 2010, we acquired from a third party, at no additional cost, the El Chacal and El Pilon concessions, which are subject to a 2% royalty, but are not subject to the El Aguila lease agreement.  We filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from the third party. The mineral concessions making up the El Aguila Project are located within the San Pedro Totolapam Ejido.

Location and Access

The El Aguila Project is located in the Sierra Madre del Sur Mountains of southern Mexico in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers southeast of Oaxaca City, the state’s capital city. The property is approximately four kilometers due northwest from the village of San Jose de Gracia. We have constructed gravel and paved roads from the village to the mine and mill sites which supports adequate access to the property.

The climate of the El Aguila Project area is dry and warm to very warm with most rainfall occurring in the summer and annual precipitation averaging 423.7 mm. The average yearly temperature is 26.6 degrees centigrade. The area is very rocky with arid vegetation. Subsistence farming occurs and the main agricultural crop is agave cactus that is cultivated for the production of mescal.

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

Historically, we have produced ore from two locations on the El Aguila property, the open pit mine (“El Aguila open pit”) and the underground mine at the La Arista vein system. The El Aguila open pit mineralization is considered low sulfidation, epithermal mineralization primarily of gold with some silver and no base metals. The La Arista vein system is considered intermediate epithermal mineralization of gold, silver, copper, lead, and zinc. The host rock at the La Arista vein system is primarily andesite.

Facilities

We constructed a mill facility and infrastructure at the El Aguila Project for approximately $35 million in 2009, and expanded the mill facility in 2012 and 2013, by $23 million. The flotation mill expansion, completed at the end of 2013, increased the number of flotation cells and added a second ball mill to allow for additional processing capacity. The mill is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic mineralized material and producing up to three separate concentrate products for sale. The mill also has an agitated leach circuit capable of producing gold and silver doré for sale.  Depending on the specific type and characteristics of the mineralized material the mill can process sulfide material in its flotation circuit at a nominal 1,500 tonnes of mineralized material per day. The agitated leach circuit can process a nominal 300 tonnes per day.

Our optimization of the mill expansion, which was completed in the fourth quarter of 2013, resulted in our ability to begin producing a higher grade gold and silver concentrate in the first quarter of 2014, by utilizing a Knelson gravity concentrator at our mill facilities. With the goal of reducing refining costs, royalties and treatment costs, we completed the commissioning phase of the doré processing facility and achieved commercial production in the fourth quarter of 2014.

Power is provided by diesel generators at the site. We obtained water rights from the Mexican government for an amount of water that we believe is sufficient to meet our operating requirements and pump it approximately five kilometers to the site from a permitted well located near the Totolapam River.

Additional improvements at the site include a second diesel generation power plant and switch gear, paving a 3 kilometer section of the road from the mine to the mill, construction of a new surface maintenance garage and fuel station, haul roads from the mine site to the mill, mill facility office space, an assay lab, an exploration office, a tailings impoundment facility and other infrastructure.

Exploration Activities

The early history of activity at the El Aguila Project, as known by us, is prospecting and limited mining for gold and silver from the early 1900’s to the mid 1960’s. In 1998, the concessions were leased to Apex Silver Mines Corporation of Denver, Colorado. Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters). The results did not meet Apex’s expectations so it cancelled its lease on the property in 2002. We leased the property from a third party in October 2002.

In August 2003, we commenced an initial drilling and exploration program. Through 2014, we have drilled a total of 764 core holes (both surface and underground) equaling 220,829 meters and 166 reverse circulation holes equaling 14,367 meters for a total of 930 holes totaling 235,196 meters.

Exploration at the El Aguila Project includes drilling the El Aguila open pit mineralization and the discovery and subsequent detailed drilling of the La Arista deposit’s vein system. The La Arista vein system is made up of multiple en echelon parallel veins with the two primary veins, the Baja vein and the Arista vein which are approximately 30 meters apart. Currently more than 15 veins have been identified with indications of at least 5 more. The drilling of the La Arista vein system has shown mineralized material over 1,000 meters of strike length and more than 500 meters of depth with veins open along strike and depth.

Drilling at El Aguila in 2014, was mainly a continuation of the previous year’s activities of infill and step out drilling from the La Arista mine.  In 2014, 136 diamond drill holes (both surface and underground) totaling 43,137 meters were completed on the El Aguila Project.

In 2014, exploratory drilling from the La Arista deposit also continued to expand the systems high-grade mineralization at the new Switchback discovery, located 500 meters to the northeast of the La Arista deposit. Switchback has been drilled 450 meters along strike by 450 meters at depth, containing significant gold, silver, copper, lead and zinc mineralization.  Drilling highlights include a 19.3 meter wide vein zone averaging 2.56 g/t gold, 129 g/t silver, 0.62% copper, 1.28% lead and 3.84% zinc which included 1.71 meters of 13.45 g/t gold, 860 g/t silver, 1.81% copper, 3.52% lead and 7.18% zinc.

Operating Activities

We commenced mining and milling operations at the El Aguila Project’s La Arista Mine on July 1, 2010. Mineral production during 2010 consisted of processing mineralized material from the El Aguila open pit located approximately 0.5 kilometers from the mill. Mining of the open pit was essentially completed in 2010. Approximately one-half of the open pit material was processed and one-half remains in long-term stockpiles.

During 2010, we began developing an underground mine to access the La Arista deposit’s vein system. The underground mine is approximately two kilometers from the mill.  As of December 31, 2014, the construction of our primary decline ramp has now reached Level 19 which is approximately 360 vertical meters below the mine portal.

During 2014, we continued underground mining of the La Arista mineralized material at our El Aguila Project. In 2014, a record 9,654 linear meters of tunnel construction was completed in the mine. This included 4,576 linear meters of capital mine infrastructure construction and a further 695 meters of vertical rise development. Mine infrastructure improvements include a third surface exhaust fan installation and an underground water pumping station.

In 2014, we processed underground ore through the mill at an average of 1,111 tonnes per day and totaled 375,623 tonnes for the year, with an average grade of 3.21 grams per tonne gold and 296 grams per tonne silver. All of our processing is taking place using the mill’s flotation circuit processing sulfide ore from the La Arista underground mine, as we have not yet utilized the mill’s agitated leach circuit. We anticipate that we would use the agitated leach circuit if ever we are able to mine sufficient oxide material from one of our properties.

Please see the table titled Production and Sales Statistics—El Aguila Project in Item 7. Management’s Discussion and Analysis for additional details concerning our mineral production statistics for 2014 and 2013.

Exploration Properties

We currently hold an interest in five additional properties in our Oaxaca Mining Unit located in Oaxaca, Mexico and two properties in Nevada, United States of America, which we classify as exploration properties. We do not currently consider any of these properties to be a “material” property for purposes of Guide 7 and none of these properties has any known reserves. We anticipate that all exploration activities at these properties will be funded through our working capital.

In 2015, we anticipate spending approximately $10.4 million for exploration which includes approximately $2.0 million for exploration ramps to the Switchback.

Oaxaca Mining Unit

The Las Margaritas Property

The Las Margaritas property is made up of the La Tehuana concession. We leased this concession in October 2002, from a third party along with two of the concessions comprising the El Aguila property and the terms of this agreement are discussed under “The El Aguila Project” above. It is comprised of approximately 925 hectares located along our 55 kilometer mineralized trend and adjacent to the El Aguila Project.

To date, we have drilled 24 core holes for a total of 8,035 meters at the Las Margaritas property.  In 2014, a soil and rock geochemical program was conducted at the Las Margaritas property.  This program was a follow-up of the stream sediment geochemical program conducted in 2010 and 2012.  A total of 1,494 soil and 66 rock samples were collected on lines oriented from southwest to northeast across the projection of known regional structures.  The soil data showed a series of west-northwest and northwest trending trends visible in the epithermal pathfinder suite of metals (gold, silver, arsenic, antimony, mercury and thallium).  These linear patterns spatially correlate with known historical mining in the Las Margaritas district.  The linear patterns also extend beyond and between the known workings and establish additional trends for prospecting along mapped structural orientations.

The Alta Gracia Property

In August 2009, we acquired claims adjacent to the Las Margaritas property in the Alta Gracia Mining District by filing concessions known as the David 1, the David 2 and La Herradura,  totaling 5,175 hectares.

Follow-up surface drilling was conducted at Alta Gracia during 2014, with 39 diamond drill holes totaling 7,589 meters completed.  The 2014 drill campaign initially focused near the historic El Mirador underground mine, testing the Mirador vein.  This drilling encountered significant intercepts including 5.06 meters grading 1.53 g/t gold and 1,383 g/t silver and 8.58 meters grading 1.34 g/t and 700 g/t silver for the El Mirador vein.  The San Juan Vein, located approximately 500 meters southwest of the historic El Mirador underground mine, was also tested and returned 1.19 meters grading 3.16 g/t gold and 2,232 g/t silver.  We also drilled the El Huaje vein, a parallel vein structure located approximately 200 meters southeast of the El Mirador vein, which returned 2.23 meters of 0.85 g/t gold, 710 g/t silver, 1.03% lead and 5.14% zinc.  The El Mirador and San Juan vein gold and silver mineralization discovered to date does not show any appreciable base metals, so this precious metal mineralization could potentially be trucked to and processed through the El Aguila Mill’s agitated leach circuit.  In 2015, mineable resources are planned to be estimated and metallurgical test work done to determine if mining and processing of Alta Gracia mineralized material is warranted at our El Aguila processing facility.

The El Chamizo Property

In June 2011, we staked mineral claims between the El Rey property and Alta Gracia property along trend and acquired an exploration concession from the Mexican government of approximately 26,386 hectares referred to as El Chamizo.  In March 2013, we acquired a property known as Cerro Colorado (comprised of the San Pedro Fracc. 2 concession) from Almaden Minerals, Ltd. consisting of approximately 1,860 hectares.  The Cerro Colorado property is surrounded by our El Chamizo concession and we include it as part of the El Chamizo property.  Any future production from the Cerro Colorado concession is subject to a 2% net smelter return royalty in favor of Almaden.

Because of the close proximity of El Chamizo to Alta Gracia, exploration activity began on this property during late 2011, and to date has been limited to geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters.  No significant work was conducted at El Chamizo during 2014. In 2015, exploration on the property is expected to include additional surface geological mapping and geochemical sampling of several new prospective targets identified on the El Chamizo property.

The El Fuego Property

In March 2013, we acquired the El Fuego property (comprised of the San Pedro Fracc. 1 concession) from Almaden Minerals Ltd. subject to a 2% net smelter return royalty. The El Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and El Chamizo properties.  In 2013, El Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling were conducted on the El Fuego property during 2013 and 2014 to allow us to meet the acceptable minimum amount of work required to maintain the claims.

The El Rey Property

The El Rey property consists of concessions on the far northwest end of our 55 kilometer mineralized corridor in the State of Oaxaca known as El Rey,  El Virrey,  La Reyna and El Marquez. We acquired the El Rey concession from a third party and it is subject to a 2% net smelter return royalty payable to them on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The El Rey property is approximately 64.4 kilometers by road from the El Aguila Project. There is no plant or equipment on the El Rey property. If exploration is successful, any mining would probably require an underground mine where mineralized material could be trucked to the El Aguila mill located on the El Aguila Project for processing. Limited drilling at El Rey has encountered gold and silver mineralization up to one meter of 132.5 g/t gold and 1.5 meters of 958 g/t silver. The mineralized material has been located within 100 meters from the surface. To date, we have drilled 48 core holes for a total of 5,278 meters at the El Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling.  We ceased work at El Rey during 2012, following a request to obtain additional approvals from local community agencies. We continue to work with the local agencies and anticipate resolving the matter, but we have no assurance that we will be able to resume our exploration activities in the near term.  If the matter is resolved, we will conduct follow-up drilling and exploration based on the drilling done in 2008.  We do not anticipate any significant exploration activities at El Rey in 2015. However, we plan to conduct the acceptable minimum amount of work required to maintain the claims.

Other Properties

Other properties include the 4,000-hectare Lachiguiri exploration concession granted from the Mexican government in 2014.  The Lachiguiri claim, located 55 kilometers east of El Aguila, was staked to cover zones of interesting gold-silver-base metal mineralization occurring in limestone conglomerates affected by intense fracturing, oxidation and some silicified zones.  Discussions with the local community for surface access and preliminary field investigations are planned for Lachiguiri in 2015.

During 2015, we also plan to acquire additional properties and conduct exploration programs including drilling along the 55 kilometer mineralized trend and geologic structural corridor which encompasses our other properties in Mexico.

Mining Concessions and Regulations in Mexico

Mineral rights in Mexico belong to the Mexican federal government and are administered pursuant to Article 27 of the Mexican Constitution. All of our mining concessions are exploitation concessions, which may be granted or transferred to Mexican citizens and corporations. Our leases or concessions are held by our Mexican subsidiary. Exploitation concessions have a term of 50 years and can be renewed for another 50 years. Concessions grant us the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessment are set by regulation and may increase over the life of the concession and include periodic adjustments for inflation. Mining concessions are registered at the Public Registry of Mining in Mexico City and in regional offices in Mexico.

Mexican mining law does not require payment of finder’s fees to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Mexican Geological Survey. None of the claims held by any of our subsidiaries are under such a discovery premium regime.

Ejido Lands and Surface Right Acquisitions in Mexico

Surface lands at our Oaxaca mining properties are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. We have an agreement with the local San Pedro Totolapam Ejido allowing exploration and exploitation of mineralization at the El Aguila Project and some of our surrounding properties.

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

Nevada Mining Unit

In 2014, we acquired an interest in two properties in the State of Nevada, United States of America, both of which we classify as Exploration Properties. We do not currently consider any of these properties to be a material property for purposes of Guide 7 and neither of these properties has any known reserves. We anticipate that all exploration activities at these properties will be funded through our working capital.

OREGON
IDAHO
UTAH
ARIZONA
CALIFORNIA
McDermitt
Owyhee
Mountain City
Jackpot
Orovada
Paradise Valley
Montello
Wells
Deeth
Winnemucca
Golconda
Valmy
Elko
Spring Creek
West Wendover
Gerlach
Imlay
Battle Mountain
Carlin
Lee
Ruby Valley
Lovelock
Walker Lane Mineral Belt
Sutcliffe
Nixon
Fernley
Reno
Sparks
Fallon
Austin
Eureka
McGill
Virginia City
Silver Springs
Ely
Carson City
Yerington
Minden
Schurz
Smith
Walker Lake
Hawthorne
Mina
Rawhide Mine
Gabbs
Paradise Peak Mine
Round Mountain Mine
Radar & Goose Properties
Baker
Great Basin Nat. Park
Lund
Tonopah
Silver Peak
Goldfield
Pioche
Panaca
Hiko
Caliente
Alamo
Beatty
Mesquite
Moapa
Mercury
Indian Springs
Overton
Death Valley National Park
Pahrump
Las Vegas
Spring Valley
Henderson
Boulder City
Jean
Sandy Valley
Primm
Searchlight
Cal-Nev-Ari
Laughlin
N
0
60 miles
120
0
100 kilometers
200

The Radar Property

In September 2014, we leased the Radar property from Altan Nevada Minerals Limited for ten years. The Radar property covers an area of approximately 3,550 acres and is made up of 178 unpatented lode claims located in the area known as the Walker Lane Mineral Belt in central Nevada. Radar is immediately adjacent to the former gold-silver-mercury past producing Paradise Peak Mine, near the Round Mountain and Rawhide mines. Pursuant to the lease, we will be required to make work expenditures of up to $250,000 annually to maintain our interest in the property and at our option we may purchase the property for $1.5 million, subject to a 3% net smelter return royalty, at any time prior to the expiration of the lease term.

The Goose Property

In December 2014, we leased the Goose property from Nevada Eagle LLC for five years. The Goose property consists of five unpatented lode claims covering approximately 100 acres adjacent to Radar in the Walker Lane Mineral Belt. The claims comprising the Goose property cover “Newman Ridge,” a mountain located directly west of the past producing Paradise Peak mine, near the Round Mountain and Rawhide mines.  We have an option to purchase the property for $175,000, subject to a 2% net smelter return royalty, at any time prior to the expiration of the lease term. The Goose Property is located within the area of interest for the Radar Property which is being leased from Altan Nevada Minerals Limited and falls under an additional 3% smelter return royalty.

Office Facilities

We maintain offices in Oaxaca and in Colorado.  We constructed an administrative office building adjacent to the mill site as part of the facilities at the El Aguila Project. We also lease office space in Oaxaca City, Oaxaca consisting of approximately 3,000 square feet.  The lease commenced in 2012 for ten years. In 2014, we sold the building that serves as our executive and administrative headquarters in Colorado Springs and have leased a portion back under a renewable one-year lease. We also established a satellite office in Denver, Colorado consisting of approximately 2,500 square feet, the lease commenced in 2012 for three years.

Glossary

The following terms used in this report shall have the following meanings:

Andesite:	An extrusive igneous, volcanic rock, of intermediate composition, with aphanitic to porphyritic texture characteristic of subduction zones, such as the western margin of South America.

Doré:	Unrefined gold and silver bars usually containing more than 90% precious metal.
en echelon:	Closely-spaced, parallel or subparallel, overlapping or step-like minor structural features in rock.
Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

g/t:	Grams per metric ton.

Hectare:	Another metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

Mineralized Material:	Minerals or any mass of host rock in which minerals of potential commercial value occur.

Net Smelter Return Royalty:	A share of the net revenue generated from the sale of metal produced by the mine, “NSR”.

Mineral Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Portal:	The entrance to the mine at the surface.

Tonne:	A metric ton. One tonne equals 1000 kg. It is approximately equal to 2,204.62 pounds.

Volcanogenic:	Of volcanic origin.

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

ITEM 3.LEGAL PROCEEDINGS

A securities class action lawsuit subsequently captioned In re Gold Resource Corporation. Securities Litigation, No.1:12-cv-02832 was filed in U.S. District Court for the District of Colorado naming us and certain of our current and former officers and directors as defendants on October 25, 2012.   The complaint alleged violations of federal securities laws by us and certain of our officers and directors. On July 15, 2013, the federal district court granted our motion to dismiss the lawsuit with prejudice.  On January 16, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision. While the securities class action lawsuit may be subject to rehearing or appealed to the U.S. Supreme Court within a specified time period, we believe the plaintiff does not intend to take any further action regarding this lawsuit.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for the Gold Resource Corporation’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of the appeal of the dismissal of the securities class action lawsuit. Following the appellate court’s decision to affirm the District Court’s ruling, all parties to the shareholder derivative lawsuit agreed to voluntarily dismiss the proceedings and the case was terminated on February 25, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

 PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades on the NYSE MKT LLC stock exchange, which we refer to as the NYSE MKT, under the symbol “GORO”.  The table below sets forth the high and low sales prices for our common stock on the NYSE MKT for the last two fiscal years on a quarterly basis.

Year Ending	High	Low
December 31, 2014
First Quarter	$6.16	$4.45
Second Quarter	5.27	3.52
Third Quarter	6.35	4.74
Fourth Quarter	5.36	2.70
December 31, 2013
First Quarter	$15.85	$12.26
Second Quarter	13.20	7.92
Third Quarter	9.43	6.31
Fourth Quarter	6.54	4.49

On March 18, 2015, the high and low sales prices of our common stock on the NYSE MKT stock exchange were $2.85 and $2.62, respectively, and we had approximately 200 record holders.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average Exercise price of Outstanding options, warrants and rights (b)	Number of securities Remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	4,675,000	$9.61	1,475,000

Purchases of Equity Securities by the Company and Affiliated Purchasers

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date.  During 2014 and 2013, we did not repurchase any shares of Gold Resource Corporation common stock on the open market, and approximately $14 million remains available in the share repurchase program as of December 31, 2014.

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

The following graph compares the performance of Gold Resource Corporation common stock with the performance of the NYSE MKT Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gold Resource Corp., the NYSE Composite Index
and the S&P/TSX Global Gold Index

$300
$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Gold Resource Corp.
NYSE Composite
S&P/TSX Global Gold

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Transfer Agent

Computershare Investor Services, Inc. is the transfer agent for our common stock. The principal office of Computershare is located at 8742 Lucent Boulevard, Suite 225, Highlands Ranch CO  80129 and its telephone number is (303) 262-0600.

Dividend Policy

Since commencing mining operations at our El Aguila Project, one of management’s primary goals has been to make cash dividend distributions to shareholders. Since commercial production began July of 2010, the Company has returned over $102 million back to shareholders in consecutive monthly dividends.   Our dividend philosophy remains consistent in returning as much in dividends as possible to the shareholders when possible. Regular dividends should not be considered a prediction or guarantee of future dividends. Our instituted dividend may be modified or discontinued at any time at the discretion of our Board of Directors, depending on variables such as, but not limited to, operating cash flow, mine construction requirements and strategies, other construction projects, spot gold and silver prices, taxation, government royalties and general market conditions. At the present time, we are not a party to any agreement that would limit our ability to pay dividends. For the fiscal year ended December 31, 2014 we declared cash dividends on our common stock of $0.01 per share for each month of the year. For the fiscal year ended December 31, 2013, we declared cash dividends on our common stock of $0.06 per share for the first three months, $0.03 per share the next eight months and $0.01 per share for the last month.

Physical Dividend Program

In 2012, we launched a physical dividend program pursuant to which our shareholders have the option to convert the cash dividends that we pay into physical gold and silver bullion. As part of our overall strategy to diversify our treasury and to facilitate this program, we may periodically purchase gold and silver bullion.  In order for a shareholder to convert their cash dividend into physical gold and/or silver, the shareholder must opt-in to the physical dividend program and request the conversion of their cash dividend, or portion thereof, into physical gold and/or silver. For those shareholders who elect to convert their cash dividend into gold and/or silver bullion, the gold and silver will be delivered in the form of gold or silver Gold Resource Corporation one ounce bullion rounds. No action is required by any shareholder who elects not to participate in the physical metals program. For those shareholders who wish to convert any portion of their cash dividend into gold and/or silver bullion, the process is summarized as follows:

•

Shareholders must register and hold their Gold Resource Corporation common shares in their name directly with our transfer agent, Computershare Investor Services, and not through a brokerage house or other intermediary held in a “street name”. This is a requirement so that we can locate and validate the shareholder’s position in our common stock.

•

Shareholders must set up an individual account with Gold Bullion International (“GBI”), 1325 Avenue of the Americas, 7th Floor, Suite 0703-2, New York, NY 10019. GBI facilitates the cash to gold and silver conversion.

•

Shareholders then direct their cash dividend check issued by Computershare to be electronically deposited to the shareholder’s GBI account for the option to have it, or any portion thereof that denominates into a one ounce gold or silver bullion round. The election to convert all or any portion of the shareholder’s cash dividend into bullion is governed by an agreement between the shareholder and GBI.

•

Shareholders with accounts at GBI who wish to change their current gold, silver or cash allocations for their cash dividend must do so by midnight Eastern Time on the date preceding the monthly dividend record date. We issue a press release with details of each dividend declaration, and the dividend record and payment dates.

•

On the dividend record date, the number of bullion ounces to be converted and distributed to the shareholder’s individual account on the dividend payment date is calculated as the dollar value of that portion of the cash dividend the shareholder elected to convert to bullion, divided by the London Bullion Market PM gold fix plus gold bullion minting cost factors on the record date or the London Bullion Market silver fix plus silver bullion minting cost factors on the record date.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, see Item 1. Business and Item 2. Properties.

Operating Data	Year Ended December 31,
(in thousands, except share and per share amounts)	2014	2013	2012	2011	2010
Sales, net	$115,405	$125,784	$131,794	$105,163	$14,754
Mine gross profit (1)	50,871	58,258	87,773	80,521	7,971
Operating income (loss) (1)	31,588	10,330	49,704	45,674	(22,839)
Other income (expense)	(322)	(1,355)	(2,736)	2,414	(235)
Income (loss) before income taxes	31,266	8,975	46,968	48,088	(23,074)
Provision for income taxes (benefit)	15,021	8,890	13,297	(12,037)	-
Net income (loss) before extraordinary item	16,245	85	33,671	60,125	(23,074)
Extraordinary item	-	-	-	(1,756)	-
Net income (loss) (1)	$16,245	$85	$33,671	$58,369	$(23,074)
Net income (loss) per common share:
Basic:
Before extraordinary item	$0.30	$0.00	$0.64	$1.13	$(0.46)
Extraordinary item	-	-	-	(0.03)	-
Net income (loss)	$0.30	$0.00	$0.64	$1.10	$(0.46)
Diluted:
Before extraordinary item	$0.30	$0.00	$0.60	$1.06	$(0.46)
Extraordinary item	-	-	-	(0.03)	-
Net income (loss)	$0.30	$0.00	$0.60	$1.03	$(0.46)
Weighted average shares outstanding:
Basic	54,119,095	53,255,259	52,846,163	52,979,481	50,042,471
Diluted	54,620,332	55,299,475	56,315,885	56,414,654	50,042,471

Balance Sheet Data	As of December 31,
(in thousands)	2014	2013	2012	2011	2010
Cash and cash equivalents	$27,541	$14,973	$35,780	$51,960	$47,582
Total current assets (2)	47,100	39,599	58,984	85,108	57,687
Property, plant and mine development, net (1)	32,348	18,354	14,277	10,545	5,076
Deferred tax asset (2)	25,519	29,814	31,559	19,517	-
Total assets	111,665	92,429	105,629	115,170	62,797
Current liabilities	17,762	11,878	13,025	25,761	6,456
Long-term obligations	3,827	5,274	2,790	2,281	2,495
Shareholders’ equity	90,076	75,277	89,814	87,128	53,846

(1)

Certain changes between the years 2014 and prior may be related to the transition from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7. Prior to January 1, 2014, we were considered an Exploration Stage Enterprise under SEC criteria since we had not demonstrated proven and probable reserves at our properties. Accordingly, as required under SEC guidelines, substantially all of our investment in mining properties up to that date, including construction of the mill, mine facilities and mine construction expenditures, were expensed as incurred and therefore do not appear as assets on our balance sheet. The change in our accounting presentation as a result of our transition to a production stage enterprise may make certain period-over-period comparisons less meaningful.

(2)

During 2014, the Company determined that it incorrectly classified the presentation of deferred income taxes, the presentation of a deferred charge, and the presentation of an investment within the consolidated balance sheet.  As of December 31, 2013, the Company made certain tax related reclassifications on the consolidated balance sheet which resulted in a $1.7 million decrease to current deferred tax assets, a $2.2 million increase to noncurrent deferred tax assets and a $0.5 million increase to current deferred tax liability. We also reclassified $3.5 million from income tax receivable to other noncurrent assets and $0.2 million was reclassified from prepaid expenses and other current assets to investments. Additionally, for 2013 the following immaterial corrections were made to the consolidated statements of cash flows associated with the above changes; amounts previously presented as changes in income tax payable/receivable have been reclassified as other and amounts previously presented as changes in prepaid expenses and other current assets have been reclassified as purchases of marketable securities. There was an increase in the net cash provided by operating activities of $0.2 million and a corresponding decrease in the net cash used in investing activities reported for the period ended December 31, 2013 as a result of these changes. The reclassification was made for presentation purposes and had no material impact on the consolidated statements of operations and comprehensive income.

See the consolidated financial statements included in this Form 10-K under Item 8 for additional information.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report and other reports filed by us with the SEC. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

The following discussion summarizes our results of operations for three fiscal years ended December 31, 2014, 2013 and 2012 and our financial condition at December 31, 2014 and 2013, with a particular emphasis on the year ended December 31, 2014.

The discussion also presents certain Non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the Non-GAAP financial measures, please see the discussion under Non-GAAP Measures.

Overview

Business

We are a mining company which pursues gold and silver projects that are expected to have low operating costs and high returns on capital.  We are presently focused on mineral production from ore at the El Aguila Project in Oaxaca, Mexico.  Operations at the El Aguila open pit mine ceased in February 2011, with the start-up of mine operations at the La Arista underground mine in March 2011. Our La Arista underground mine produces metal concentrates from ore containing our precious metal products of gold and silver, and by-products of copper, lead and zinc, as well as gold and silver doré.

The mill located at our El Aguila Project produced a total of 83,903 precious metal gold equivalent ounces for the year ended December 31, 2014, which was approximately 1.1% less than our stated 2014 targeted mill production range.  During the same period we sold 69,845 precious metal gold equivalent ounces. Precious metal gold equivalent is determined by taking the gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. For the years ended December 31, 2014, 2013 and 2012, we had cash cost per ounce of $449, $626 and $419, respectively.  (Please see the section titled Non-GAAP Measures below for additional information concerning the cash cost per ounce measure.)

For the year ended December 31, 2014, we recorded revenues of $115.4 million, mine gross profit of $50.9 million and net income of $16.2 million.  In 2014, dividends distributed to shareholders totaled $0.12 per share or $6.5 million.

Our optimization of the mill expansion, which was completed in the fourth quarter of 2013, resulted in our ability to begin producing a higher grade gold and silver concentrate in the first quarter of 2014 by utilizing a Knelson gravity concentrator at our mill facilities. With the goal of reducing refining costs, royalties and treatment costs, we completed the commissioning phase of the doré processing facility and achieved commercial production in the fourth quarter of 2014. We capitalized approximately $0.9 million during 2014 on the doré processing facility.

Underground mine operational challenges during 2014 included mine advancements of infrastructure, dewatering of the mine, management of carbon dioxide gas, limiting dilution of ore while mining and variable grades of the mineralized material depending on the location of the deposit being mined at any point in time. Our mining team takes a proactive approach to mitigating these challenges as we improve and optimize our mining techniques. In addition to operational challenges, we experienced significant volatility and declining metals prices during 2014, which unfavorably impacted the ratio which we use to calculate gold equivalent ounces.

Our annual mill precious metal production in 2014 was 35,552 gold ounces, an increase of approximately 4.7% over 2013, while annual silver production increased approximately 8.7%, or 3,297,204 ounces over the same period. Our 2014 production on a precious metal gold equivalent basis totaled 83,903 ounces at a 68.2:1 silver to gold ratio, which included 19,057 ounces precious metal gold equivalent produced during the fourth quarter at a 77.6:1 silver to gold ratio.  The Company’s full 2014, production year budget assumed a 63.2:1 silver to gold ratio ($19.00 silver and $1,200 gold) based on spot metal prices at the beginning of 2014.  Had 2014 seen less volatility in the metal prices and the budget estimate of 63.2:1 silver to gold ratio held for the year, we would have produced approximately 87,720 gold equivalent ounces.

Reserve Report

Beginning January 1, 2014, we transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined by Guide 7. On April 30, 2014, we issued a report on the reserve estimate for the La Arista underground mine at the El Aguila Project with an effective date of December 31, 2013. The report confirms the existence of proven and probable reserves as defined in Guide 7 and we therefore transitioned from a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”), we also transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise as defined in Guide 7. We no longer consider ourselves to be a Development Stage Entity as defined in ASC 915 and accordingly cumulative and other disclosures required by ASC 915 are no longer included in our financial statements.

Prior to January 1, 2014, we were considered a Development Stage Entity under SEC criteria since we had not demonstrated proven and probable reserves at our El Aguila Project in Oaxaca, Mexico or any of our other properties. Accordingly, as required under SEC guidelines, substantially all of our investment in mining properties up to that date, including construction of the mill, mine facilities and mine construction expenditures, were expensed as incurred and therefore do not appear as assets on our balance sheet.

Our characterization as an exploration stage company resulted in the classification of our facilities and mine construction expenditures as operating expenses rather than capital expenditures, and may have caused us to report lower net income than if we had capitalized the expenditures.  In addition, prior to January 1, 2014, our financial statements did not reflect a corresponding depreciation or amortization expense for our facilities and mine construction costs since they were expensed as incurred rather than capitalized. The change in our accounting presentation as a result of our transition to a production stage enterprise may make certain period-over-period comparisons less meaningful than otherwise since we capitalized mine development related expenditures that would have been expensed under our prior accounting presentation.

We plan to update our reserve report annually.

Doré Processing Facility

Our optimization of the mill expansion during 2013 resulted in our ability to begin producing a higher grade gold and silver concentrate in the first quarter of 2014 by utilizing a Knelson gravity concentrator at our mill facilities. With the goal of reducing refining costs, royalties and treatment costs, we completed the commissioning phase of the doré processing facility, and achieved commercial production in the fourth quarter of 2014, resulting in 1,561 gold equivalent ounces or $3.1 million, net of treatment charges, sold in the form of commercial grade doré bars for the year ended December 31, 2014. At December 31, 2014 we had approximately 6,400 ounces of high grade gold and silver concentrate inventory awaiting to be processed into doré bars at our doré facility in early 2015.

Exploration Activities

During 2014, we continued to focus primarily on infill and step-out drilling at the La Arista underground mine, located at the El Aguila Project.  Because this drilling is used to define the mineralization and to assist in mining of the ore at the underground mine, these expenses are considered development and delineation of the ore body (not exploration), and these costs are classified as construction and development in the consolidated statements of operations.

Exploration activities that are classified as exploration expenses in the consolidated statements of operations include, but are not limited to, drilling other areas of the El Aguila Project to test new geologic targets, and exploration work on our other exploration properties. In 2015, we anticipate spending approximately $9.7  million for exploration activities in Mexico. This shall include approximately $6.5 million for surface drilling and $1.2 million for underground drilling and $2.0 million on the exploration ramp to the Switchback.  By comparison, we spent $6.9 million on exploration in 2014. We anticipate that all exploration activities will be funded from working capital.

In Nevada, United States of America, we anticipate spending an additional $0.7 million on exploration, mainly for surface drilling on our Radar property during 2015.

During 2014, we made the decision to drift several hundred meters from the Arista deposit towards the Switchback discovery, located approximately 500 meters northeast of the operating La Arista mine, to set up a drill station better suited to test the Switchback mineralization.  Drilling thus far has defined a mineralized strike length of 450 meters by a depth of 450 meters.  Drilling from the new drill pad late in 2014 continued to identify infill intercepts of high-grade polymetallic gold, silver, copper, lead and zinc mineralization in multiple en echelon veins. Visual similarities exist among the drill core and the assayed high-grade mineralization when comparing the Switchback to the Arista deposit.  We are in the preliminary stages of mine planning and additional core drilling at the Switchback for the purposes of obtaining better data to decide whether to move forward with targeted future production while being able to utilize the current infrastructure of the La Arista mine to efficiently access and mine the Switchback.

El Aguila Project:  During 2014, our exploration activities at El Aguila continued to emphasize mine expansion at the La Arista vein system.  We continued to focus primarily on infill and step-out drilling to define the mineralization and to assist in mining of the mineralized material at the La Arista underground mine.  Drilling has principally targeted extensions of the La Arista deposit vein system.  Surface drilling was also conducted on the potential feeder veins of the El Aguila open pit and Santiago veins and the Chacal and Salina Blanca prospects, located northwest and southwest of the La Arista mine, respectively. Economically significant gold, silver and base metal values were encountered and further drilling is planned in 2015.  The results from these activities have also generated additional exploration targets that are marked for future drilling.

Oaxaca Mining Unit Exploration

Alta Gracia property:  Surface diamond drilling was conducted at Alta Gracia during 2014. We drilled 39 core holes totaling 7,589 meters in 2014.  Mineable resources are being estimated and metallurgical test work done to determine if mining and processing of Alta Gracia mineralized material is warranted at our El Aguila processing facility.  Follow-up drilling is also being planned for Alta Gracia in 2015.

 Las Margaritas property: A soil and rock geochemical program was conducted at the Las Margaritas property in 2014.  Follow-up investigation and drilling is being planned for Las Margaritas in 2015.

El Chamizo property:  Surface geological mapping and geochemical sampling of several new prospective targets identified on the El Chamizo property are planned in 2015.

El Fuego property:  During 2014, preliminary investigations were conducted on the El Fuego property.  Further investigations and diamond drilling are planned for El Fuego in 2015.

Nevada Mining Unit Exploration

Radar property:  During 2014, data review and field investigations to identify drilling targets were conducted on the Radar property.    Further investigations and diamond drilling are planned for Radar in 2015.

Goose property:  Initial field investigations to identify drill targets are planned for the Goose property in 2015.

Results of Operations—Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Sales of metals, net

Metal sales for the twelve months ended December 31, 2014 decreased by $10.4 million, or 8.3%. This decrease was primarily due to the increase of 6,400 ounces of high-grade gold and silver concentrate inventory awaiting to be processed at our doré facility as of December 31, 2014, lower average grades mined and processed during the year, and lower realized gold and silver prices when compared to the corresponding period in 2013. Gold and silver prices realized for the year ended December 31, 2014 decreased by 9.2% to $1,260 per ounce and 21.8% to $18.48 per ounce, respectively, when compared to the same period in 2013. Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost after by-product credits measure noted in our Non-GAAP measures disclosure. (See Production and Sales Statistics - La Arista Underground Mine table below for additional information regarding our mineral production statistics for the three and twelve months ended December 31, 2014 and 2013).

We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal gold equivalent production, the value of these metal s is applied as a reduction to total cash costs in our calculation of total cash cost, after by-product credits, per precious metal gold equivalent ounce sold, including royalties. (See Non-GAAP Measures disclosures).

Production

For the year ended December 31, 2014, mill production totaled 35,552 ounces of gold, an increase of approximately 4.7% over 2013; silver production increased to 3,297,204 ounces, an increase over prior year of approximately 8.7%. On a precious metal gold equivalent basis, our mill production totaled 83,903ounces, compared to 84,835 precious metal gold equivalent ounces for 2013, or a 1.1% decrease.  The decrease in the precious metal gold equivalent ounces was primarily due to a higher gold to silver average ratio as a result of a drop in our actual metal prices realized from sales of our gold and silver during 2014. For the year ended December 31, 2014, we sold 25,872 ounces gold and 2,998,685 ounces silver from the La Arista underground mine for a gross sales value of approximately $32.6 million and $55.4 million, respectively. This compares to 31,563 ounces of gold and 3,047,076 ounces of silver sold during 2013 from the La Arista underground mine for a gross sales value of $43.8 million and $72.0 million, respectively. This decrease in sold ounces was in large part due to the increase in concentrate inventory.

See Production and Sales Statistics-La Arista Underground Mine table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the La Arista underground mine. Our production rate at La Arista is directly a result of mine development and the establishment of sufficient stopes and working faces. The  El Aguila mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the La Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day. During the three and twelve months ended December 31, 2014 we processed on average 1,068 and 1,111 ore tonnes per day, respectfully, as compared to 906 and 866 ore tonnes per day for the same periods in 2013, representing an increase of 17.9% and  28.3%, respectively.

Below are certain key operating statistics for our La Arista underground mine for 2014 and 2013.

Production and Sales Statistics - La Arista Underground Mine
	Three months ended December 31,		Year ended December 31,
	2014	2013	2014	2013
Milled:
Tonnes Milled	91,830	83,330	375,623	316,720
Tonnes Milled per Day	1,068	906	1,111	866
Grade:
Average Gold Grade (g/t)	3.30	3.67	3.21	3.72
Average Silver Grade (g/t)	290	292	296	326
Average Copper Grade (%)	0.50	0.35	0.43	0.38
Average Lead Grade (%)	1.75	1.60	1.57	1.24
Average Zinc Grade (%)	4.95	3.61	4.21	2.95
Recoveries:
Average Gold Recovery (%)	91	91	92	90
Average Silver Recovery (%)	92	91	92	91
Average Copper Recovery (%)	79	76	78	78
Average Lead Recovery (%)	80	72	77	70
Average Zinc Recovery (%)	85	84	83	80

Production and Sales Statistics - La Arista Underground Mine continued
	Three months ended December 31,		Year ended December 31,
	2014	2013	2014	2013
Mill production (before payable metal deductions)(1)
Gold (ozs.)	8,865	8,966	35,552	33,942
Silver (ozs.)	790,738	711,496	3,297,204	3,032,841
Copper (tonnes)	363	224	1,254	926
Lead (tonnes)	1,282	956	4,555	2,742
Zinc (tonnes)	3,856	2,520	13,195	7,452
Payable metal sold
Gold (ozs.)	6,026	7,629	25,872	31,563
Silver (ozs.)	827,386	686,421	2,998,685	3,047,076
Copper (tonnes)	388	214	1,139	941
Lead (tonnes)	1,270	908	4,208	2,632
Zinc (tonnes)	3,450	2,129	10,833	6,596
Average metal prices realized (2)
Gold (oz.)	$1,169	$1,236	$1,260	$1,388
Silver (oz.)	$15.07	$20.36	$18.48	$23.64
Copper (tonnes)	$6,480	$7,109	$6,770	$7,341
Lead (tonnes)	$1,927	$2,086	$2,088	$2,188
Zinc (tonnes)	$2,181	$1,894	$2,200	$1,943
Precious metal gold equivalent ounces produced (mill production) (1)(3)(4)
Gold Ounces	8,865	8,966	35,552	33,942
Gold Equivalent Ounces from Silver	10,192	11,721	48,351	50,893
Total Precious Metal Gold Equivalent Ounces	19,057	20,687	83,903	84,835
Precious metal gold equivalent ounces sold (3)(4)
Gold Ounces	6,026	7,629	25,872	31,563
Gold Equivalent Ounces from Silver	10,664	11,308	43,973	51,372
Total Precious Metal Gold Equivalent Ounces	16,690	18,937	69,845	82,935
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (5)	$1,298	$1,077	$1,025	$933
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (5)	$550	$684	$449	$626

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

(2)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(3)

Precious metal gold equivalent mill production for the three months ended December 31, 2014, of 19,057 ounces differs from gold equivalent ounces sold for the same period of 16,690 due principally to buyer (smelter) concentrate processing and other deductions of approximately 1,503 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 862 ounces.

(4)

Precious metal gold equivalent mill production for the twelve months ended December 31, 2014, of 83,903 ounces differs from gold equivalent ounces sold for the same period of 69,845 principally due to buyer (smelter) concentrate processing and other deductions of approximately 8,442 gold equivalent ounces and an increase in gold equivalent ounces contained in ending inventory of approximately 5,616 ounces.

(5)	Non-GAAP measure to total mine cost of sales reconciliation, which is the most comparable United States generally accepted accounting principles (“U.S. GAAP”) measure, see Non-GAAP Measures.

Our 2015 mine plan anticipates that we will be mining areas of the deposit that contain higher levels of base metals along with the primary production of gold and silver, as compared to 2014 levels. We are targeting a mill production range of 80,000 to 90,000 ounces of precious metal gold equivalent in 2015, assuming a 64.1:1 silver to gold ratio.

Mine gross profit.

For the year ended December 31, 2014, mine gross profit totaled $50.9 million compared to $58.3 million for the year ended December 31, 2013. The $7.4 million decrease in mine gross profit principally resulted from lower realized metal prices and a decrease in our operating costs when compared to 2013. Cost decreases were attributable to our cost reduction program that we implemented in the second half of 2013 which continued through 2014. We continue to monitor costs including labor, on-site contractors, repairs and maintenance, security, safety costs, fuel, materials and supplies.

General and administrative expenses.

General and administrative expenses for the year ended December 31, 2014, were $12.3 million, compared to $16.3 million for the same period of 2013.  The $4.0 million decrease in 2014, principally resulted from cost cutting measures including a decrease in compensation, computer IT support, investor relations and legal expenses.

Exploration expenses.

Property exploration expenses totaled $6.9 million for the year ended December 31, 2014, compared to $9.5 million during the same period of 2013.  Costs associated with definition and delineation drilling of the La Arista vein system were reflected in mine development and capitalized. The $2.6 million decrease in 2014 includes a $1.1 million credit due to the reversal of an allowance for an uncollectible IVA receivable.

Facilities and mine construction expenses.

Facilities and mine construction expenses, which was a line item required prior to having proven and probable reserves effective as of January 1, 2014, were nil for the year ended December 31, 2014, compared to $22.2 million during the same period of 2013. The decrease in facilities and mine construction expenses was due to our changed status from an Exploration Stage company to a Production Stage company having proven and probable reserves for the first time in 2014. In 2013 we had $5.6 million of expenses related to our mill expansion.

Costs and expenses.

Total costs and expenses during the year ended December 31, 2014, were $19.3 million compared to $47.9 million during the comparable period of 2013, a decrease of $28.6 million or 59.7%. The decrease in cost and expenses, as discussed in more detail below, resulted from a decrease in general administrative, exploration, facilities and mine construction expenses from the mill expansion during 2013. A significant portion of the reduction was related to the change in recognition and presentation, as a result of the change in status from an Exploration Stage Enterprise to a Production Stage Enterprise, as certain development costs were capitalized in 2014, while such costs were expensed in 2013.

Other expense.

For the year ended December 31, 2014, we recorded other expense of $0.3 million compared to other expense of $1.4 million during the same period of 2013. The improvement was primarily due to the $1.8 million impairment of gold and silver bullion in 2013.

Provision for income taxes.

For the year ended December 31, 2014, income tax expense increased to  $15.0 million as compared to an income tax expense of $8.9 million for the year ended December 31, 2013. As of December 31, 2014, the increase is primarily due to the new mining royalty tax and deferral of exploration expense for tax purposes.  See Note 8 to the Consolidated Financial Statements for additional information.

Net income.

For the year ended December 31, 2014, net income was $16.2 million, or $0.30 per basic share, as compared to $0.1 million or $0.00 per basic share, for the comparable period of 2013. The increase in net income for the year was impacted by the matters described above.

Results of Operations – Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

During the year ended December 31, 2013, sales of metals totaled $125.8 million, net of treatment charges, compared to sales of $131.8 million during the same period of 2012. Gold equivalent ounces sold in 2013, increased to 82,935 ounces compared to 72,399 ounces sold in 2012. Gold prices realized for 2013, were $1,388 per ounce, down from $1,676 per ounce in 2012. Mine gross profit for the year ended December 31, 2013, was $58.3 million compared to $87.8 million in the comparable period of 2012, a decrease of $29.5 million or 33.6%.

For the year ended December 31, 2013, we reported net income of $0.1 million, or $0.00 per basic share, compared to net income of $33.7 million, or $0.64 per basic share, for the year ended December 31, 2012. The $33.6 million decrease in net income in 2013, was principally attributable to a decrease in metal prices, and higher production, general and administrative, exploration, and facilities and mine construction expenses. Total costs and expenses for the year ended December 31, 2013, were $47.9 million compared to $38.1 million in the same period of 2012, an increase of $9.8 million or 25.7%. The increase in costs and expenses was primarily due to an increase in exploration, general administrative, and facilities and mine construction expenses.

 Exploration expense for the year ended December 31, 2013, was $9.5 million compared to $8.0 million in the same period of 2012. The $1.5 million increase in exploration expenses principally resulted from an expanded drilling program and from an aerial geophysical survey over our Oaxaca property trend.

Facilities and mine construction expenses for the year ended December 31, 2013, were $22.2 million compared to $16.6 million in the same period of 2012. The $5.6 million increase in facilities and mine construction expenses was principally due to our mill expansion project.

General and administrative expenses for the year ended December 31, 2013, were $16.3 million, compared to $13.5 million in the same period of 2012.  The $2.8 million increase in 2013 principally resulted from an increase in compensation, insurance, computer IT support, investor relations and legal expenses.

Other expense for the year ended December 31, 2013, was $1.4 million, compared to $2.7 million in the same period of 2012.  The $1.3 million decrease in 2013 principally resulted from a decrease in foreign currency losses of $2.5 million and increase in other income of $0.6 million, which was partially offset by an increase in impairment of gold and silver bullion of $1.8 million.

Provision for income tax for the year ended December 31, 2013, was $8.9 million, compared to $13.3 million in the same period of 2012.

Non-GAAP Measures

Reconciliation of Non-GAAP Measures to Total Mine Cost of Sale

In this report, we have provided information prepared or calculated according to U.S. GAAP, as well as referenced some Non-U.S. GAAP performance measures. Because the Non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

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

The following tables present a reconciliation between the Non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the U.S. GAAP measure of total mine cost of sales and depreciation, reclamation and remediation and stock-based compensation for our operations at the El Aguila project for the three and twelve month periods ended December 31, 2014 and 2013:

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended December 31,		Year ended December 31,
	2014	2013	2014	2013
	(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)		(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$21,658	$20,387	$71,582	$77,407
By-product credits (2)	(12,488)	(7,445)	(40,323)	(25,485)
Total cash cost (after by-product credits)	9,170	12,942	31,259	51,922
Divided by precious metal gold equivalent ounces sold (3)	16,690	18,937	69,845	82,935
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	1,298	1,077	1,025	933
By-product credits per precious metal gold equivalent ounces sold (2)	(748)	(393)	(576)	(307)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$550	$684	$449	$626

(1)

Includes all direct and indirect operating cash costs related directly to our production of metals including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and general and administrative costs.

(2)	See table below for a summary of our by-product revenue and by-product credit precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio, at the La Arista underground mine.

Summary of By-Product Revenue and By-Product Credit Precious Metal Gold Equivalent Ounces Sold

	Three months ended December 31,		Year ended December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
By-product credits by dollar value:
Copper sales	$2,525	$1,519	$7,712	$6,909
Lead sales	2,426	1,894	8,762	5,759
Zinc sales	7,537	4,032	23,849	12,817
Total sales from by-products	$12,488	$7,445	$40,323	$25,485

	Three months ended December 31,		Year ended December 31,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
By-product credits per precious metal gold equivalent ounce sold:
Copper ounces	$151	$80	$110	$83
Lead ounces	145	100	125	69
Zinc ounces	452	213	341	155
Total by-product precious metal gold ounces sold	$748	$393	$576	$307

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

	Three Months Ended December 31,		Year Ended December 31,
	2014	2013	2014	2013
	(In thousands)
Mine gross profit	$10,014	$9,703	$50,871	$58,258
Stock-based compensation	459	509	2,182	2,380
Depreciation and amortization	1,324	582	4,293	2,392
Reclamation and remediation	-	28	-	112
Cash flow from mine site operations	$11,797	$10,822	$57,346	$63,142

Liquidity and Capital Resources

As of December 31, 2014, we had working capital of $29.3 million, consisting of current assets of $47.1 million and current liabilities of $17.8 million.  This represents an increase of $1.6 million from the working capital balance of $27.7 million as of December 31, 2013.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development, income taxes and our dividends.

Since achieving profitability in 2011, we have relied on cash flow generated from mining operations to fund our operations, income tax obligations, dividends and other expenditures. Due to the decrease in Cash Flow from Mine Site Operations in 2013, due in part from lower gold and silver prices and the new Mexican tax reform legislation imposed on precious and non-precious metal producers, the Board of Directors elected to reduce the Company’s monthly dividend of $0.03 per share to $0.01 per share effective December 2013. There is no assurance as to what any future dividend may be regardless of Company goals.

These cash distributions are subject to the laws of the State of Colorado that govern distributions to shareholders.  For the year ended December 31, 2014, we declared dividends of $6.5 million compared to $25.5 million in 2013.

   Cash and cash equivalents as of December 31, 2014, increased to $27.5 million from $15.0 million as of December 31, 2013, a net increase in cash of $12.5 million. The $12.5 million increase in cash principally resulted from net cash generated from operating activities of $37.7 million, less capital expenditure of $17.9 million, investments of $1.8 and dividends paid of $6.5 million.

Net cash provided by operating activities for year ended December 31, 2014 was $37.7 million compared to $6.9 million during the comparable period in 2013.  The increase in cash provided by operating activities was, in part, the result of $12.3 million of cash outflows in 2014 which would have historically been considered to be operating cash flows that are now considered investing activities as they qualify for capitalization as mine development,  due to the change from an Exploration Stage Enterprise to a Production Stage Enterprise as of January 1, 2014. Our net income also increased significantly in 2014, contributing to the improvement in net operating cash flows.

Net cash used in investing activities for the year ended December 31, 2014, was $16.6 million compared to $6.7 million during the comparable period in 2013.  Cash used in investing activities during the year ended December 31, 2014, was primarily the result of mine equipment purchases, investments and mine development. One of our major investing activities was attributed to mine development activities at our El Aguila Project.  Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including the ongoing results from the drilling programs and market conditions. Development drilling activities to further delineate and define our La Arista deposit are considered mine development.

Net cash used in financing activities for the year ended December 31, 2014 was $7.9 million compared to $21.0 million during the same period in 2013. The reduction was primarily due to the reduction of dividends paid in 2014, $6.5 million compared to $25.5 million for the same period in 2013. Cash used in financing activities during the year ended December 31, 2014, was primarily the result of payments for dividends and capital leases.

We believe that our liquidity and capital resources from our operations are adequate to fund our operations and corporate activities.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

Contractual Obligations

Our known obligations at year ended December 31, 2014, are set forth in the table below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital leases	$2,431	$1,578	$853	$-	$-
Operating Leases	506	146	144	216	-
Non-cancellable Purchase Obligations	1,036	1,036	-	-	-
Total	$3,973	$2,760	$997	$216	$-

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

Proven and Probable Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at long-term averages. Our assessment of reserves occurs at least annually, and we may utilize external audits in the future.  Reserves are a key component in the valuation of our property, equipment and mine development and related depreciation rates.

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

Revenue

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

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. Our estimates for reserves are a key component in determining our UOP rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods. Productive lives range from 3 to 30 years, but do not exceed the useful life of the individual asset.

Depreciation rates of major asset categories are:

Machinery and equipment	8 years
Furniture, computer and office equipment	3-10 years
Light vehicles and other mobile equipment	4 years

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment and commodity prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in our consolidated statements of operations and comprehensive income based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

Asset Retirement Obligation/Reclamation and Remediation Costs

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Accounting for reclamation and remediation obligations requires management to make estimates of the future costs that we will incur to complete the work required to comply with existing laws and regulations.  Actual costs may differ from the amounts estimated. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs.  Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

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

These assumptions reflect our best estimates; however, they involve inherent uncertainties based on market conditions generally outside of our control.  If factors change and we use a different methodology for deriving the Black-Scholes assumptions or if our assumptions and judgments regarding future experience prove to be materially different than actual experience resulting in a change to future assumptions, our share-based compensation expense could be materially impacted.

Income and Mining Taxes

In preparing our consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled.  Changes in deferred tax assets and liabilities generally have a direct impact on earnings in the period of the changes. Mining taxes represent state and provincial taxes levied on mining operations. As the mining taxes are calculated as a percentage of mining profits, we classify them as income taxes. Where applicable tax laws and regulations are either unclear or subject to varying interpretations, it is possible that changes in these estimates could occur that materially affect the amounts of deferred income tax assets and liabilities recorded in the financial statements.

Each period, we evaluate the likelihood of whether or not some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which is more likely than not that the related benefits will not be realized. When evaluating our valuation allowance, we consider historic and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, market gold and silver prices, production costs, quantities of proven and probable reserves, interest rates and foreign currency exchange rates. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance with be increased with a charge to income tax expense.  Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense. We also evaluate the amount of dividend distributions we repatriate from our foreign subsidiary which is based upon having sufficient estimated current earnings and profits eligible for distribution.

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

In addition to adversely affecting our reserve estimates, results of operation and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a particular project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

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

 Provisional Sales Contract Risk

We enter into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at average spot price one week prior to the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through earnings each period prior to final settlement.

At December 31, 2014, we had outstanding provisionally priced sales of $28.6 million consisting of 5,355 ounces of gold and 753,419 ounces of silver, 305 tonnes of copper, 1,694 tonnes of lead and 3,352 tonnes of zinc which had a fair value of approximately $27.5 million including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.3 million.

 Interest Rate Risk

Our outstanding debt consists of leased equipment classified as capital leases. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

Equity Price Risk

We have, in the past, sought and may, in the future, seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Country Risk

Most of our mineral properties are located in Mexico. In the past, that country has been subject to political instability, increasing crime, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities including taxes. Civil or political unrest could disrupt our operations at any time. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Finally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (dollars in millions except per share and per ounce amounts unless otherwise indicated)

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gold Resource Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 19, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 19, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows of Gold Resource Corporation and subsidiaries for the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Gold Resource Corporation and subsidiaries for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ StarkSchenkein, LLP
StarkSchenkein, LLP

Denver, Colorado

March 18, 2013

GOLD RESOURCE CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)
	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$27,541	$14,973
Gold and silver bullion	3,447	3,801
Accounts receivable	1,416	2,307
Inventories	7,295	7,468
IVA taxes receivable	575	-
Income taxes receivable	-	2,960
Deferred tax assets	3,891	2,282
Prepaid expenses and other current assets	2,935	5,808
Total current assets	47,100	39,599
Property, plant and mine development, net	32,348	18,354
Deferred tax assets	25,519	29,814
Investments (including $2,389 and nil, respectively, measured at fair value)	2,620	231
Other non-current assets	4,078	4,431
Total assets	$111,665	$92,429
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,892	$2,873
Accrued expenses and other current liabilities	3,923	5,613
Capital lease obligations	1,498	1,469
IVA taxes payable	-	925
Income taxes payable	7,907	-
Dividends payable	542	538
Deferred tax liability	-	460
Total current liabilities	17,762	11,878
Capital lease obligations	834	2,387
Reclamation and remediation liabilities	2,993	2,887
Total liabilities	21,589	17,152
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,515,767 and 54,179,369 shares issued and outstanding, respectively	55	54
Additional paid-in capital	93,094	88,044
Retained earnings/Accumulated (deficit)	3,982	(5,766)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive (loss)	(1,171)	(1,171)
Total shareholders' equity	90,076	75,277
Total liabilities and shareholders' equity	$111,665	$92,429
The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended December 31, 2014, 2013 and 2012
(U.S. dollars in thousands, except share and per share amounts)

	2014	2013	2012

Sales, net	$115,405	$125,784	$131,794
Mine cost of sales:
Production costs	60,241	65,022	42,574
Depreciation and amortization	4,293	2,392	1,366
Reclamation and remediation	-	112	81
Total mine cost of sales	64,534	67,526	44,021
Mine gross profit	50,871	58,258	87,773
Costs and expenses:
General and administrative expenses	12,336	16,260	13,507
Exploration expenses	6,947	9,470	8,008
Facilities and mine construction	-	22,198	16,554
Total costs and expenses	19,283	47,928	38,069
Operating income	31,588	10,330	49,704
Other expense	(322)	(1,355)	(2,736)
Income before income taxes	31,266	8,975	46,968
Provision for income taxes	15,021	8,890	13,297
Net income	$16,245	$85	$33,671
Other comprehensive income:
Currency translation gain	-	7	2,800
Comprehensive income	$16,245	$92	$36,471
Net income per common share:
Basic	$0.30	$0.00	$0.64
Diluted	$0.30	$0.00	$0.60
Weighted average shares outstanding:
Basic	54,119,095	53,255,259	52,846,163
Diluted	54,620,332	55,299,475	56,315,885
The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
for the years ended December 31, 2014, 2013 and 2012
(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Retained Earnings/ Accumulated (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, December 31, 2011	52,998,303	$53	$132,529	$(39,522)	$(1,954)	$(3,978)	$87,128
Stock options granted	-	-	6,600	-	-	-	6,600
Stock options exercised	17,464	-	-	-	-	-	-
Purchase of treasury stock	-	-	-	-	(3,930)	-	(3,930)
Return of capital dividend	-	-	(36,455)	-	-	-	(36,455)
Currency translation adjustment	-	-	-	-	-	2,800	2,800
Net income	-	-	-	33,671	-	-	33,671
Balance, December 31, 2012	53,015,767	$53	$102,674	$(5,851)	$(5,884)	$(1,178)	$89,814
Stock options	-	-	7,617	-	-	-	7,617
Stock options exercised	1,100,000	1	644	-	-	-	645
Purchase of treasury stock	-	-	-	-	-	-	-
Return of capital dividend	-	-	(22,891)	-	-	-	(22,891)
Currency translation adjustment	-	-	-	-	-	7	7
Net income	-	-	-	85	-	-	85
Balance, December 31, 2013	54,115,767	$54	$88,044	$(5,766)	$(5,884)	$(1,171)	$75,277
Stock options exercised	400,000	1	99	-			100
Stock option expense	-	-	4,951	-	-	-	4,951
Dividends paid	-	-	-	(6,497)	-	-	(6,497)
Net income	-	-	-	16,245	-	-	16,245
Balance, December 31, 2014	54,515,767	$55	$93,094	$3,982	$(5,884)	$(1,171)	$90,076
The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2014, 2013 and 2012
(U.S. dollars in thousands)

	2014	2013	2012

Cash flows from operating activities:
Net income	$16,245	$85	$33,671
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation, depletion and amortization	4,551	2,626	1,540
Stock-based compensation	4,951	7,617	6,600
Deferred income taxes	2,226	2,044	(3,046)
Other (see footnote 18)	596	(1,147)	1,729
Changes in operating assets and liabilities:
Accounts receivable	891	4,368	8,305
Inventories	(231)	(32)	(4,098)
Prepaid expenses and other current assets	930	(5,127)	(14)
Accounts payable and other accrued liabilities	(2,832)	(548)	2,859
Income taxes payable/receivable	10,326	(3,012)	(16,406)
Total adjustments	21,408	6,789	(2,531)
Net cash provided by operating activities	37,653	6,874	31,140
Cash flows from (used in) investing activities:
Capital expenditures	(17,898)	(6,703)	(4,461)
Proceeds from sale of subsidiary, net of distributions	1,291	-	-
Proceeds from the sale of building	1,763	-	-
Purchases of marketable securities	(1,805)	(231)	-
Purchases of gold and silver bullion	-	(1,050)	(5,164)
Proceeds from conversion of gold and silver bullion	32	1,316	1,961
Net cash used in investing activities	(16,617)	(6,668)	(7,664)
Cash flows from (used in) financing activities:
Proceeds from exercise of stock options	100	645	-
Dividends paid	(6,494)	(25,514)	(35,940)
Treasury stock purchases	-	-	(3,931)
Proceeds from equipment financing	-	4,501	-
Repayment of capital leases	(1,469)	(645)	-
Net cash used in financing activities	(7,863)	(21,013)	(39,871)
Effect of exchange rate changes on cash and cash equivalents	(605)	-	215
Net increase (decrease) in cash and cash equivalents	12,568	(20,807)	(16,180)
Cash and equivalents at beginning of period	14,973	35,780	51,960
Cash and equivalents at end of period	$27,541	$14,973	$35,780
Supplemental Cash Flow Information
Interest expense paid	$149	$102	$-
Income and mining taxes paid	$939	$14,328	$33,020
The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31,  2014,  2013 and 2012

1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc, as well as, doré containing gold and silver at the El Aguila Project in the southern state of Oaxaca, Mexico. The El Aguila Project includes the El Aguila open pit mine, which ceased operations in February 2011, and the La Arista underground mine, which is currently in operation. The Company is also performing exploration and evaluation work on its portfolio of precious and base metal exploration properties in Mexico and Nevada and is evaluating other properties for possible acquisition.

On April 30, 2014, the Company announced the completion of its reserve study and issued a report dated December 31, 2013 confirming the existence of proven and probable reserves as defined in Industry Guide 7 (“Guide 7”) promulgated by the U.S. Securities and Exchange Commission (“SEC”). As a result of the completion of the reserve study, the Company has transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7. The Company no longer considers itself to be a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”).

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars, and conform to United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”) and its wholly-owned United States subsidiary Gold Resource Corporation, Nevada.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Adjustments

During 2014, the Company determined that it incorrectly classified the presentation of deferred income taxes, the presentation of a deferred charge, and the presentation of an investment within the consolidated balance sheet.  As of December 31, 2013, the Company made certain tax related reclassifications on the consolidated balance sheet which resulted in a $1.7 million decrease to current deferred tax assets, a $2.2 million increase to noncurrent deferred tax assets and a $0.5 million increase to current deferred tax liability. We also reclassified $3.5 million from income tax receivable to other noncurrent assets and $0.2 million was reclassified from prepaid expenses and other current assets to investments. Additionally, for 2013 the following immaterial corrections were made to the consolidated statements of cash flows associated with the above changes; amounts previously presented as changes in income tax payable/receivable have been reclassified as other and amounts previously presented as changes in prepaid expenses and other current assets have been reclassified as purchases of marketable securities. There was an increase in the net cash provided by operating activities of $0.2 million and a corresponding decrease in the net cash used in investing activities reported for the period ended December 31, 2013 as a result of these changes. The reclassification was made for presentation purposes and had no material impact on the consolidated statements of operations and comprehensive income.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The reclassifications had no effect on the Company’s net income.

Exploration Stage Company

As of January 1, 2014, the consolidated financial statements are no longer presented in accordance with ASC 915 and the provisions of SEC Industry Guide 7 relating to Exploration Stage Enterprises. On April 30, 2014, the Company issued a report on the reserve estimate for the La Arista underground mine at the El Aguila Project with an effective date of December 31, 2013. The report confirms the existence of proven and probable reserves, allowing the Company to transition from an Exploration Stage Company to a Production Stage Company as defined in ASC 915 and an Exploration Stage Enterprise to a Production Stage Enterprise as defined in Guide 7. Consistent with the Company’s transition from an Exploration Stage Entity to a Production Stage Entity as defined in Guide 7, certain underground mine development costs associated with the Company's El Aguila Project were capitalized beginning January 1, 2014.  These costs include the cost of building access ways, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost.

Gold and Silver Bullion

From time to time, the Company may purchase gold and silver bullion on the open market in order to diversify its treasury and provide for an alternative form of payment for dividends. The purchased gold and silver bullion is carried at the lower of average purchase cost or quoted market value prices based on the daily London P.M. fix as of the balance sheet date.

Accounts Receivable

Accounts receivable consists of trade receivables from the sale of doré and metals concentrate.

Inventories

Write-downs of inventory are reported as a component of production costs applicable to sales. The major inventory categories are below.

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost or market. Market represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long term. As of December 31, 2014, all underground mine stockpile inventory was classified as current and all open pit mine stockpile inventory was classified as non-current.

Concentrate Inventories: Concentrates inventories include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Inventories consist of copper, lead and zinc metal concentrates, which also contain gold and silver mineralization. Concentrate inventories are carried at the lower of full cost of production or market based on current metals prices.

Doré Inventory: Doré includes gold and silver doré bars in transit to, or received by its customer prior to settlement. Doré inventories are carried at the lower of full cost of production or market based on current metals prices.

Materials and Supplies Inventories:  Materials and supplies inventories consist of chemical reagents, parts, fuels and other materials and supplies. Cost includes applicable taxes and freights. Materials and supply inventory is carried at the lower of cost or market.

Investments

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

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair values of applicable investments and debt, in our consolidated statements of operation, in other income (expense). All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred. For additional information regarding our fair value method investments, see Note 2 to the Consolidated Financial Statements for additional information.

   IVA Taxes Receivable and Payable

 In Mexico, value added taxes (“IVA”) that assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers.

Amounts recorded as IVA taxes payable in the consolidated financial statements represent the net estimated IVA tax liability, since there is a legal right of offset of IVA taxes receivable and payable.

Property Plant and Mine Development

Land and Mineral Rights: The costs of acquiring land and mineral rights are considered tangible assets. Administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable mineral deposit is discovered, such capitalized costs are amortized when production begins using the UOP method. If no mineable mineral deposit is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Mine Development:  The costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure. Cost incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expenses. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of production costs. All other drilling and related costs are expensed as incurred

Mine development costs are amortized using UOP based on estimated recoverable ounces in proven and probable reserves.

Property and Equipment: All items of property and equipment are carried at cost. Normal maintenance and repairs are expensed as incurred while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in other income.

Depreciation and Amortization: Capitalized costs are depreciated or amortized using the straight-line or UOP method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets.  Productive lives range from 3 to 30 years, but do not exceed the useful life of the individual asset. Our estimates for proven and probable reserves are a key component in determining our UOP depreciation rates. Our estimates of proven and probable reserves may change, possibly in the near term, resulting in changes to depreciation and amortization rates in future reporting periods.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. Any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to expense on the Company’s consolidated statements of operations and comprehensive income. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values

Existing proven and probable reserves are included when estimating the fair value in determining whether the assets are impaired. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

Treasury Stock

Treasury stock represents shares of the Company’s common stock which has been repurchased on the open market at the prevailing market price at the time of purchase. Treasury stock is shown at cost as a separate component of equity as a deduction from total capital stock.

Revenue Recognition

The Company recognizes revenue when an arrangement exists, the price is fixed and determinable, the title and risk of loss have transferred to the buyer and collection is reasonably assured.

Concentrate sales: Concentrate sales are initially recorded using quoted metal prices at the time of shipment and contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Changes in the prices of metals that the Company sells, as quoted on the London Bullion Market, between the shipment and final settlement dates will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment. Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated between us and the buyer. These charges are estimated upon shipment of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement.  Historically, actual charges have not varied materially from the Company’s initial estimates.

Doré sales: Doré sales are recognized using quoted metal prices when the title has been transferred and collection of the sales price is reasonably assured, net of treatment and refining charges. Financing fees, resulting from early settlement with the refinery are treated as other expenses.

Production Costs

Production costs include labor and benefits, royalties, concentrate and doré shipping costs, mining subcontractors, fuel and lubricants, legal and professional fees related to mine operations, stock-based compensation attributable to mine workers, materials and supplies, repairs and maintenance, explosives, housing and food, insurance, reagents, travel, medical services, security equipment, office rent, tools and other costs that support our mining operations.

Exploration Costs

Exploration costs are charged to expense as incurred. Costs to identify new mineral resources, to evaluate potential resources, and to convert mineral resources into proven and probable reserves are considered exploration costs.

 Stock-Based Compensation

The Company records compensation expense for the fair value of stock options that are granted. Expense is recognized on a straight-line basis over the vesting periods, if any, of the options. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions including expected volatility of the underlying stock, risk-free interest rates, the expected life of the option, dividend yields and expected forfeitures and cancellations. Expected volatility is based on the historical price volatility of the Company’s common stock. Risk-free interest rates are based on U.S. government obligations with a term approximating the expected life of the option. The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. The Company paid dividends beginning in July 2010, and accordingly, a dividend yield was considered in calculating the grant date fair value of options granted subsequent to that date; however, no dividend yield was considered for options granted prior to July 2010. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those options expected to vest.

Reclamation and Remediation Costs

Reclamation obligations are recognized when incurred and recorded as liabilities at fair value. Prior to 2014 the Company had been recognizing only reclamation and remediation obligation and all associated asset retirement costs were written off due to the exploration stage status of the company. The company had $3.0 million of reclamation and remediation obligation at December 31, 2013.

In 2014 the company became a production stage company and therefore capitalized asset retirement costs (“ARC”) and recorded an asset retirement obligation (“ARO”) of $0.4 million, partially offset by a $0.3 million foreign exchange gain on the reclamation and remediation obligation.  The ARO liability is accreted over time through periodic charges to earnings and the ARC is amortized over the life of the related asset.

Reclamation obligations are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated reclamation obligation is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation at the mine site in accordance with Accounting Standards Codification 410 – Asset Retirement and Environmental Obligations (“ASC 410”) guidance for reclamation obligations.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is presented in the consolidated statements of changes in shareholders’ equity. Accumulated other comprehensive income (loss) is composed of foreign currency translation adjustment effects related to the historical adjustment when the functional currency was the Mexican peso.

Income and Mining Taxes

Income taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carry-forwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized

In December 2013, the Mexican president approved a tax reform bill that enacted a new Income Tax Law (“MITL”), which increased the effective tax rate applicable to the Company’s Mexican operations effective January 1, 2014. The MITL increases the future corporate income tax rate to 30%, creates a 10% withholding tax on dividends paid to non-resident shareholders (subject to any reduction by an Income Tax Treaty), and creates a new royalty fee equal to 0.5% of gross revenue from the sale of gold, silver and platinum.

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

Net Income Per Share

Diluted income per share reflects the dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities, such as stock options and warrants, are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the average fair market value.

Foreign Currency

The functional currency for all of the Company’s subsidiaries is United States dollars (“US dollars”).

Concentration of Credit Risk

During the years ended December 31, 2014, 2013 and 2012, most of the Company’s concentrate sales and accounts receivable were through Consorcio Minero de Mexico Cormin Mex. S.A. de C.V., a Trafigura Group Company (“Trafigura”). Sales and receivables related to Trafigura for those years ended comprised of 93% for 2014 and 100% for both 2012 and 2013. During 2014, the Company sold a small portion of its concentrates to a metal exporter. During the third quarter of 2014, the Company also entered into a contract to sell all of its doré to Johnson Matthey Gold & Silver Refining Inc. (“Johnson Matthey”).

The Company has carefully considered and assessed the credit risk resulting from its concentrate sales and doré sales arrangements with Trafigura, Louis Dreyfus and Johnson Matthey and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business. In the event that the Company’s relationship with Trafigura, Louis Dreyfus or Johnson Matthey is interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its metals concentrates and doré bars.  However, any interruption could temporarily disrupt the Company’s sale of its products and adversely affect operating results.

The Company’s El Aguila Project, which is located in the State of Oaxaca, Mexico, accounted for 100% of the Company’s total sales for the years ended December 31, 2014, 2013 and 2012.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of depositing institutions mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606)

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on September 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. Fair Value Measurement

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following tables set forth the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Cash equivalents	$1,947	$-	$-	$1,947	Cash and cash equivalents
Receivables related to unsettled invoices (1)	$-	$1,416	$-	$1,416	Accounts receivable
Investments in equity securities	$2,389	$-	$-	$2,389	Investments

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Cash equivalents	$4,160	$-	$-	$4,160	Cash and cash equivalents
Receivables related to unsettled invoices (1)	$-	$2,307	$-	$2,307	Accounts receivable

(1)

Certain concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. The receivable is the sales contract with no quoted market price, whereas the underlying metal values (inputs) are directly observable for the full amount of the receivable (Level 2).

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively, as shown in the following table:

		Years Ended December 31,
	Type	2014	2013	2012	Statement of Operations Classification
		(in thousands)
Receivables related to unsettled invoices Provisionally priced sales (1)	Derivative (loss) gain	$(1,121)	$563	$219	Sales, net
(1)

These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative.  At the end of each reporting period, the Company records an adjustment to sales to mark-to-market outstanding provisional invoices.  Because these provisionally priced sales have not settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in sales, net as of each reporting date.

3. Gold and Silver Bullion

 The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividend for gold and silver bullion.  The Company’s investment in gold and silver bullion is carried at cost and evaluated for impairment at relevant financial reporting dates.

 During the year ended December 31, 2014, the Company made no purchases of gold or silver bullion. During the year ended December 31, 2013, the Company purchased approximately 708 ounces of gold and 1,005 ounces of silver at market prices for a total cost of $1.1 million. During the year ended December 31, 2014, approximately 47 ounces of gold and 1,024 ounces of silver were converted into gold and silver bullion and distributed under the dividend program, resulting in a nil realized loss. During the year ended December 31, 2013, approximately 789 ounces of gold and 3,275 ounces of silver were converted into gold and silver bullion and distributed under the dividend program, resulting in a realized loss of $0.1 million.

The Company recorded impairment write-downs on its silver bullion totaling $0.3 million for the year ended December 31, 2014 and $1.7 million for the year ended December 31, 2013.

The table below shows the balance of the Company’s holdings of bullion as of December 31, 2014 and 2013:

	2014		2013
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,646	92,237	1,693	93,225
Carrying value per ounce	$1,199.25	$15.97	$1,206.23	$18.86
Total carrying value	$1,974	$1,473	$2,042	$1,759

4. Inventories

Inventories at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Stockpiles - underground mine	$116	$1,586
Concentrates	1,481	480
Materials and supplies (1)	5,698	5,402
Inventories- current	7,295	7,468

Stockpiles - open pit mine	903	903
Inventories- non-current	903	903
Total inventories	$8,198	$8,371

(1)	Net of reserve for obsolescence of $217 and $654, respectively

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other assets at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Other receivable	$179	$1,489
Advances to suppliers	1,193	1,705
Prepaid insurance	329	1,440
Warranty deposits	921	925
Other	313	249
Prepaid expenses and other current assets	$2,935	$5,808

6. Property, Plant and Mine Development

At December 31, 2014 and 2013, property, plant and mine development consisted of the following:

	2014	2013
	(in thousands)
Machinery and equipment	$19,398	$17,510
Mine development	13,393	-
Furniture, computer and office equipment	2,899	2,698
Mill facilities and infrastructure	2,825	-
Light vehicles and other mobile equipment	1,942	1,875
Building (1)	-	1,737
Construction-in-progress	592	-
Asset retirement costs	448	-
Land and mineral rights	227	227
Subtotal	41,724	24,047
Accumulated depletion, depreciation and amortization	(9,376)	(5,693)
Total property and equipment, net	$32,348	$18,354

(1)

In July 2014, the Company sold its office building located in Colorado Springs to a related party and is leasing a portion of the building back. The Company received $1.7 million cash proceeds from the sale, which reflects the value in an arm’s length transaction. The transaction resulted in a gain of $0.3 million.

Depletion, depreciation and amortization expense for years ended December 31, 2014, 2013 and 2012 was $4.6 million, $2.6 million and $1.5 million, respectively.

In May and June 2013, the Company entered into financing transactions with certain equipment financing companies whereby the Company sold to them mining equipment that was purchased by the Company from February 2013 through June 2013.  The equipment was subsequently leased back to the Company for a three-year period.  The Company will retain full use and all benefits attributable to the leased equipment.

The equipment leases qualify as capital leases and have been recorded at the present value of the future minimum lease payments, including the transaction fees, which approximates the net carrying value of the equipment.  The equipment leases bear interest at 4.5% to 5.5% per annum, with monthly principal and interest payments of approximately $0.1 million over the three-year lease term.   The Company has an option to purchase the equipment at the end of the lease term for less than $0.1million.  The present value of the future minimum lease payments, including the bargain purchase options and up-front transaction fees, totaled $4.8 million, of which $3.1 million represents machinery and equipment and $1.7 million represents facilities and mine construction expenses.  Depreciation on the leased assets is recorded over their estimated useful lives.

As of December 31, 2014, the Company’s obligations under capital leases are as follows:

Years Ended December 31,	(in thousands)
2015	$1,578
2016	853
Total payments due	2,431
Less amounts representing interest	(99)
Subtotal	2,332
Less current portion	(1,498)
Non-current portion	$834

7. Investments

Investments in equity securities at December 31, 2014 and December 31, 2013 consisted of the following:

	Fair Value as of December 31, 2014
	Cost	Accumulated unrealized gain	Total
	(in thousands)
Investments in equity securities
Canamex Resources Corporation - common shares	$1,805	$584	$2,389
Laguna Gold Pty Ltd - common shares	231	-	231
Total Investments	$2,036	$584	$2,620

	Fair Value as of December 31, 2013
	Cost	Accumulated unrealized gain	Total
	(in thousands)
Investments in equity securities
Laguna Gold Pty Ltd - common shares	$231	$-	$231
Total Investments	$231	$-	$231

8.  Income Taxes

The Company files income taxes on an entity basis.  Gold Resource Corporation files as a U.S. Corporation (“U.S. Operations”) and the Company’s subsidiary files in Mexico.  For financial reporting purposes, net income before income taxes and extraordinary item include the following components:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
U.S. Operations	$(8,396)	$(5,900)	$(13,045)
Foreign Operations	39,662	14,875	60,013
Total income before income taxes	$31,266	$8,975	$46,968

The Company’s income tax provision consisted of:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Current taxes:
Federal	$353	$-	$-
State	-	-	-
Foreign	12,442	10,374	22,067
Total current taxes	$12,795	$10,374	$22,067

Deferred taxes:
Federal	$1,169	$(2,186)	$2,913
State	-	-	298
Foreign	1,057	702	(11,981)
Total deferred taxes	$2,226	$(1,484)	$(8,770)
Total income provision	$15,021	$8,890	$13,297

The provision for income taxes for the years ended December 31, 2014, 2013 and 2012 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Tax at statutory rates	$10,943	$3,141	$16,031
U.S Operations - state income tax impact	(116)	520	345
Foreign rate differential	(1,906)	(2,434)	(2,826)
Dividends, net of foreign tax credits	3,082	2,958	2,050
Adjustments to deferred tax assets	(1,345)	141	2,561
Change in valuation allowance	116	2,228	(4,644)
Disposition of GTR	-	122	-
Mexico mining tax	2,964	(380)	-
Stock-based compensation	764	833	-
Nondeductible expenses and other	1,013	1,856	100
Impact of foreign exchange change	(494)	(95)	(320)
Tax provision	$15,021	$8,890	$13,297

In December 2013, the Mexican president approved a tax reform bill that enacted a new Income Tax Law (“MITL”), which increased the effective income tax rate applicable to the Company’s Mexican operations effective January 1, 2014. The MITL increases the future corporate income tax rate to 30%, creates a 10% withholding tax on dividends paid to non-resident shareholders (subject to any reduction by an Income Tax Treaty), and creates a new royalty fee equal to 0.5% of gross revenue from the sale of gold, silver and platinum.

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

The Company recorded a non-cash charge of $0.7 million related to the deferred tax impacts of the above tax changes for the year ended December 31, 2013.

Undistributed earnings of the Company’s foreign subsidiaries were approximately $130.1 million at December 31, 2014. These earnings are considered to be indefinitely reinvested, and do not include earnings which are considered distributed.  Accordingly, no provision for U.S. federal and state income taxes has been provided for on those earnings.  If the Company were to repatriate those earnings, in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

 The Company, on an entity-by-entity basis, evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. During the fourth quarter of 2012, the Company determined that the remaining deferred tax assets of its Oaxaca Mining Unit were “more likely than not” recoverable and recorded a reduction in the valuation allowance of $4.6 million.

During 2014 and 2013, the Company determined that the deferred tax asset related to the state net operating loss carry forwards were not "more likely than not" to be realized and recorded a valuation allowance related to net operating loss carry forwards of $0.1 million and $2.2 million, respectively.

	At December 31,
	2014	2013
	(in thousands)
Current deferred tax assets:
Other current assets	$1,498	$842
Foreign tax credits	1,721	1,540
Foreign mining tax	756	-
Total gross current deferred tax assets	3,975	2,382
Less: valuation allowance allocated to current	(84)	(100)
Net current deferred tax asset	$3,891	$2,282

Long-term deferred tax assets:
Tax loss carryforward
U.S. Operations	$1,626	$1,320
Mexico Operations	-	-
Property and equipment	15,006	18,892
Stock-based compensation	7,831	6,753
Foreign tax credits	2,523	4,570
Other	1,056	407
Total deferred tax assets	28,042	31,942
Valuation allowance	(2,523)	(2,128)
Deferred tax assets after valuation allowance	$25,519	$29,814

Deferred tax liabilities	$-	$(460)

Net deferred tax asset	$29,410	$31,636

At December 31, 2014, the Company has U.S. tax loss carry-forwards for U. S. tax purposes approximating $35.9 million, which expire between 2020 and 2033, and foreign tax credits of $8.2 million that expire between 2022 and 2024.

As of December 31, 2014, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

The Company transferred fixed assets from the U.S. parent to its Mexico subsidiary within the consolidated group in 2013.  This transfer created a difference in the tax basis of the assets in our Mexico subsidiary tax jurisdiction and consolidated financial statement carrying amounts.  The net tax effect of this intercompany transaction is deferred in consolidation and recorded as a deferred charge of $3.5 million. This charge was recorded to income tax receivable in 2013 and reclassified to Non-current Other Assets in 2014 and 2013 for presentation purposes. This charge is being amortized to income tax expense over 10 years to eliminate the deferred tax impact for the intercompany transaction.

Currently the Company is undergoing a tax examination by the Mexican tax authorities that spans back to 2011 and 2012 tax years. The tax examinations are open and ongoing and no further information has been communicated to the Company by the Mexican tax authorities.   Additionally, to the extent that net operating losses have been utilized in either the current or preceding years, such losses may be subject to future income tax examination.

9. Accrued Liabilities and Other Current Liabilities

Accrued liabilities and other current liabilities at December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Accrued royalty payments	$1,343	$1,183
Accrued vendor payables	2,212	1,188
Payroll and other taxes payable	107	170
Accrued bonus	-	1,800
Accrued insurance	235	1,272
Other	26	-
Accrued expenses and other current liabilities	$3,923	$5,613

10. Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to its El Aguila Project.   The following table presents the changes in reclamation and remediation obligation for the years ended December 31, 2014 and 2013:

	2014	2013
	(in thousands)
Reclamation and remediation liabilities – opening balance	$2,887	$2,790
Additions and changes in estimate	(17)	112
Foreign currency exchange (loss)	(325)	(15)
Subtotal reclamation and remediation liabilities – ending balance	2,545	2,887
Asset retirement obligation addition	448	-
Total reclamation and remediation liabilities	$2,993	$2,887

11. Commitments and Contingencies

Operating leases

In July 2014, as part of the sale of its office building located in Colorado Springs, the Company entered into a one year lease agreement to lease a portion of the building back. In November 2012, the Company entered into a three year lease agreement to lease office space in Denver, Colorado commencing January 1, 2013.  The Company’s Mexico subsidiary leases office space in Oaxaca City, Oaxaca.  The subsidiary entered into a ten year lease commencing January 1, 2011.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014:

Years Ended December 31,	(in thousands)
2015	$146
2016	72
2017	72
2018	72
2019	72
Thereafter	72
Total	$506

12.  Shareholders’ Equity

Dividends

The Company declared commercial production July 1, 2010, and between July 1, 2010 and December 31, 2014, has declared monthly cash dividends totaling $1.92 per share of common stock to shareholders of record. The Company declared dividends of $6.5 million and paid dividends of $6.5 million during the year ended December 31, 2014. During the year ended December 31, 2013, the Company declared dividends of $22.9 million and paid dividends of $25.5 million. In 2013 the Board of Directors authorized the Company’s dividends to be charged to paid-in-capital until such time as the Company has retained earnings, at which time dividends will be charged to retained earnings. For the year ended December 31, 2014, $6.5 million of declared dividends were charged to retained earnings. For the year ended December 31, 2013, $22.9 million of declared dividends were charged to paid-in capital. Subsequent to December 31, 2014, the Company declared a regular monthly cash dividend of $0.01 per common share in January and February 2015.

Other Matters

On September 23, 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock from time to time in market transactions.  There is no pre-determined end date associated with the share repurchase program.  As of December 31, 2013, the Company had repurchased 336,398 shares of common stock for $5.9 million.  As of December 31, 2014, the Company had not  repurchased any additional shares of common stock.

13. Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs.  The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in decreases to sales of $4.1 million, $5.1 million and $3.1 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period.  These adjustments resulted in a decrease to sales of $1.1 million for the year ended December 31, 2014, an decrease to sales of $0.6 million for the year ended December 31, 2013 and an increase to sales of $0.2 million for the year ended December 31, 2012.

Sales of metal concentrates are recorded net of smelter refining fees, treatment charges and penalties.  Total charges for these items totaled $13.5 million, $14.8 million and $16.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

14. Employee Benefits

401(k) Plan

Effective October 2012, the Company adopted a profit sharing plan which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 45% of their qualified wages, subject to the IRS annual maximums. The Company will match 100% of the employee's deferred contribution for contributions representing up to 100% of each participating employee's deferred earnings. Employees vest in the Company's matching contribution immediately.  The Company’s matching contribution expense amounted to $0.1 million in 2014, $0.1 million in 2013 and $0.1 million in 2012. The unfunded matching contribution obligation was nil for the year ended December 31, 2014.

15. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors, which determines the terms pursuant to which any option is granted. The maximum amount of common stock subject to grant under the Plan is 10 million shares. As of December 31, 2014, there were 1.5 million shares available for future grant under the Plan.

A summary of activity under the Plan as of December 31, 2014, is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of January 1, 2014	5,615,000	$9.66	6.7	$3,364
Granted	10,000	5.81
Exercised	(400,000)	0.25
Forfeited	(550,000)	16.86
Outstanding as of December 31, 2014	4,675,000	$9.61	5.9	$-

Vested and exercisable as of December 31, 2014	3,901,669	$8.68	5.5	$-

The weighted-average grant date fair value of options granted during the years ended December 31, 2014, 2013, and 2012 was $2.27, $4.24 and $11.01, respectively. The total fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $5.5 million, $8.3 million and $1.6 million, respectively. The Company received $0.1 million in cash proceeds from options exercised during 2014.

The following table summarizes information about stock options outstanding at December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$3.40 - 3.95	1,900,000	3.7	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,675,000	7.4	$10.87	1,255,002	$10.77
$17.10 - $20.51	1,100,000	7.6	$17.97	746,667	$17.96
	4,675,000	5.9	$9.61	3,901,669	$8.68

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options allocated among production costs and general and administrative expense for the years ended December 31, 2014, 2013 and 2012 was $5.0 million, $7.6 million, $6.6 million, respectively. Below is a table of stock-based compensation expense allocated between production and general and administrative expense for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(in thousands)
Production costs	$2,182	$2,380	$1,737
General and administrative expenses	2,769	5,237	4,863
Total stock-based compensation	$4,951	$7,617	$6,600

The estimated unrecognized stock-based compensation expense from unvested options as of December 31, 2014, was approximately $2.8 million, which is expected to be recognized over the remaining vesting periods of up to 2.0 years.

The assumptions used to determine the value of our stock-based awards under the Black-Scholes method are summarized below:

	2014	2013	2012
Risk-free interest rate	0.69%	0.68% - 1.62%	0.62% - 2.31%
Dividend yield	1.63%	2.87% - 3.40%	2.47% - 3.14%
Expected volatility	53.63%	62.74% - 63.21%	62.94% - 67.20%
Expected life in years	5	5	5

16. Other income (expense)

During the years ended December 31, 2014, 2013 and 2012, other income (expense) consisted of the following:

	2014	2013	2012
	(in thousands)
Currency exchange (loss)	$(830)	$(357)	$(2,881)
Impairment (loss) on gold and silver bullion	(279)	(1,743)	-
Unrealized gain from investments	702	-	-
Realized gain (loss) from gold and silver bullion converted	4	(58)	(64)
Interest income	161	166	122
Other (expense) income	(80)	637	87
Total other income (expense)	$(322)	$(1,355)	$(2,736)

17. Net Income per Common Share

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

The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$16,245	$85	$33,671
Basic weighted average shares of common stock	54,119,095	53,255,259	52,846,163
Dilutive effect of stock options	501,237	2,044,216	3,469,722
Diluted weighted average common shares outstanding	54,620,332	55,299,475	56,315,885
Basic:
Net income per basic share	$0.30	$0.00	$0.64
Diluted:
Net income per diluted share	$0.30	$0.00	$0.60

Stock options totaling 2.8 million, 2.6 million and 1.3 million as of December 31, 2014, 2013 and 2012, respectively, were excluded from the computation of diluted weighted average shares outstanding due to being anti-dilutive. The exercise price of those stock options exceeded the average market price of the Company’s common shares of $4.78,  $9.06 and $22.07 for the years ended December 31, 2014, 2013 and 2012, respectively.

18. Supplementary Cash-Flow Information

During the years ended December 31, 2014, 2013 and 2012,  other within the net cash provided by operations on the statement of cash flows consisted of the following:

	2014	2013	2012
	(in thousands)
Gain on disposition of property and plant	$(146)	$-	$-
Impairment loss on gold and silver bullion	279	1,743	(58)
Reclamation and remediation	-	112	339
Reserve for uncollectible advances	242	-	-
Unrealized (gain) on investments	(702)	-	-
Unrealized foreign currency exchange loss	1,109	526	1,442
Allowance for uncollectible IVA	(1,126)	-	-
Write-down of obsolete material and supply inventory	402	-	-
Deferred charge (see footnote 8)	353	(3,528)	-
Other	185	-	6
Total other	$596	$(1,147)	$1,729

19. Quarterly Financial Data (Unaudited)

Revision of Prior Period Financial Statements

Misapplication of Other Receivable. During the third quarter of 2014, management identified a misapplication of a $1.5 million receivable credit from our personnel contract service provider that was applied to our labor costs in the second quarter of 2014. Management determined that the effect of the misstatement was not material to the financial statements for the prior interim period. In order to correct the error, in accordance with the SEC’s Staff Accounting Bulletin No. 108, we recorded the following immaterial corrections to the interim financial statements for the second quarter of 2014: (a) an increase to inventory of $0.4 million and an increase to current liabilities of $1.0 million; and (b) an increase to cost of sales of $1.1 million, a decrease to provision for income tax of $0.5 million and a corresponding decrease to net income.

The following represents selected information from our unaudited quarterly consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2014 and 2013.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Sales, net	$31,152	$33,669	$21,052	$29,532
Mine gross profit	16,186	16,648	8,023	10,014
Operating income (loss)	11,885	12,802	(415)	7,316
Other income	469	205	69	(1,065)
Net income (loss)	$7,125	$7,156	$(1,455)	$3,419
Net income (loss) per common share:
Basic:	$0.13	$0.13	$(0.03)	$0.06
Diluted:	$0.13	$0.13	$(0.03)	$0.06
Weighted average shares outstanding:
Basic	53,934,925	54,179,369	54,179,369	54,119,095
Diluted	54,697,710	54,556,217	54,179,369	54,326,169

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Sales of metals concentrate, net	$42,311	$26,660	$29,405	$27,408
Mine gross profit	26,034	11,144	11,377	9,703
Operating income (loss)	12,347	(768)	(1,884)	635
Other (expense) income	(36)	(1,862)	(660)	1,203
Net income (loss)	$7,387	$(1,373)	$(1,830)	$(4,099)
Net income (loss) per common share:
Basic:	$0.14	$(0.03)	$(0.03)	$(0.08)
Diluted:	$0.13	$(0.03)	$(0.03)	$(0.08)
Weighted average shares outstanding:
Basic	52,679,369	53,272,776	53,320,673	53,735,891
Diluted	55,586,031	53,272,776	53,320,673	53,735,891

20. Legal Proceedings

A securities class action lawsuit subsequently captioned In re Gold Resource Corporation. Securities Litigation, No.1:12-cv-02832 was filed in U.S. District Court for the District of Colorado naming us and certain of our current and former officers and directors as defendants on October 25, 2012.   The complaint alleged violations of federal securities laws by us and certain of our officers and directors. On July 15, 2013, the federal district court granted our motion to dismiss the lawsuit with prejudice.  On January 16, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision. While the securities class action lawsuit may be subject to rehearing or appealed to the U.S. Supreme Court within a specified time period, we believe the plaintiff does not intend to take any further action regarding this lawsuit.

On February 8, 2013, a shareholder’s derivative lawsuit entitled City of Bristol Pension Fund v. Reid et al., No. 1:13-CV-00348 was filed in the U.S. District Court for the District of Colorado naming us as a nominal defendant, and naming seven of our current and former officers and directors as defendants. The lawsuit alleges breach of fiduciary duty, gross mismanagement and unjust enrichment and seeks to recover, for the Gold Resource Corporation’s benefit, unspecified damages purportedly sustained by us in connection with the alleged misconduct identified in the class action lawsuit discussed above and an award of attorney’s fees and costs. The action was stayed pending resolution of the appeal of the dismissal of the securities class action lawsuit. Following the appellate court’s decision to affirm the District Court’s ruling, all parties to the shareholder derivative lawsuit agreed to voluntarily dismiss the proceedings and the case was terminated on February 25, 2015.

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

ITEM 9A.CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014, due to a material weakness in internal control over financial reporting described below.

(b) Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) (“Framework”). Based on this assessment, management concluded that our internal control over financial reporting as of December 31, 2014, was not effective because of the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2014, we did not maintain effective controls over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, the process level controls over the reconciliation of the income tax receivable account were not performed, and  management’s review of the income tax provision and related accounts was not designed or operating at a sufficient level of precision to identify material misstatements.

These deficiencies resulted in errors in the amortization of an asset and the incorrect balance sheet classification in the consolidated financial statements. These errors are not material and have been corrected in our consolidated financial statements as of and for the year ended December 31, 2014.

A reasonable possibility exists that these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies, in the aggregate, constitute a material weakness.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included in this Form 10-K.

(c)  Changes in Internal Control over Financial Reporting

The significant changes described below were made to the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the evaluation of internal control over financial reporting as of December 31, 2013, the Company identified that material weaknesses in internal control over financial reporting existed relating to:

• the effective design and operating effectiveness of controls over cash disbursements; and
• the effective monitoring and oversight of external service providers. Specifically:
o

we did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in evaluating the internal control environment and testing of process level controls.

o

we did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in the evaluation of the general information technology control environment, including controls intended to prevent unauthorized system access and inappropriate change management.

o	we did not maintain adequate monitoring and oversight of our external service provider engaged to assist management in the recognition, measurement and presentation of income taxes.

To address these material weaknesses in the Company’s internal control over financial reporting, the Company implemented the following:

•	We designed and implemented additional controls around the approval of cash disbursements related to certain general and administrative expenses.
•

We engaged a new independent Sarbanes-Oxley compliance provider and designed and implemented controls to ensure that internal control assessments were being performed timely and accurately to allow adequate timing for the testing of controls in the general information technology control environment area.

•

We engaged a new independent income tax compliance provider and designed and implemented controls that included additional internal control checklists for the income tax provision, a new income tax provision software model and regular discussion meetings to anticipate any business developments that could affect the determination or presentation of income tax expense.

The Company has completed the documentation and testing of the design and operating effectiveness of the corrective actions described above and, as of December 31, 2014, has concluded that the material weaknesses related to cash disbursements and monitoring and oversight of external service providers described above have been remediated as of December 31, 2014.

During the quarter ended December 31, 2014, we identified a material weakness in internal controls relating to the design and operating effectiveness of controls over the reconciliation of consolidation journal entries to the financial statements. We have determined that the material weakness originated in periods prior to the fourth quarter of 2014.  As a result, we implemented new controls in the fourth quarter of 2014 to remediate the deficiencies. We have determined that the actions taken to date have sufficiently addressed the control deficiencies such that as of December 31, 2014, there is not a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

(d) Management’s Plans for Remediation of the Material Weakness

The Company has been and is continuing to implement changes in its internal control over financial reporting to remediate the control deficiency that has given rise to a material weakness related to the accounting for income taxes. We are undertaking the following remediation plans and actions:

•	Designing and implementing additional controls, and enhancing existing controls, related to the review and reconciliation of income taxes.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited Gold Resource Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control ‑ Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gold Resource Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to ineffective internal controls over income taxes, which were not designed and operating effectively, has been identified and included in management’s assessment in Item 9A(b). We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gold Resource Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated March 19, 2015, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Gold Resource Corporation and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Denver, Colorado

March 19, 2015

ITEM 9B.OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders (“2014 Proxy Statement”) expected to be filed within 120 days after the end of our fiscal year ended December 31, 2014.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2015 Proxy Statement.

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

10.15

Purchase Contract 103-14CMX-011-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013 (incorporated by reference from our annual report on Form 10-K filed on April 1, 2014 Exhibit 10.15, File No. 001-34857).

10.16

Purchase Contract 203-14CMX-012-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013 (incorporated by reference from our annual report on Form 10-K filed on April 1, 2014, Exhibit 10.16, File No. 001-34857).

10.17

Purchase Contract 303-14CMX-010-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013 (incorporated by reference from our annual report on Form 10-K filed on April 1, 2014, Exhibit 10.17, File No. 001-34857).

10.18	Executive Employment Agreement between the Company and Greg Patterson (incorporated by reference from our annual report on Form 10-K filed on April 1, 2014, Exhibit 10.18, File No. 001-34857).

10.19	Consulting Agreement between the Company and William Reid (incorporated by reference from our current report on Form 8-K filed on February 6, 2014, Exhibit 10.1, File No. 001-34857).

10.20*	Amendment to Consulting Agreement between the Company and William Reid effective January 1, 2015.

10.21*	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Jason Reid effective February 1, 2014.

10.22*	Amendment No. 2 to Employment Agreement between the Company and Joe Rodriguez effective February 1, 2014.

10.23*	Amendment No. 1 to Employment Agreement between the Company and Barry Devlin effective December 1, 2014.

10.24*	Amendment No. 1 to Purchase Contract 103-14CMX-011-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective April 30, 2014.

10.25*	Amendment No. 1 to Purchase Contract 203-14CMX-012-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective April 30, 2014.

10.26*	Purchase Contract between Don David Gold, S.A. de C.V. and Johnson Matthey Gold & Silver Refining Inc. dated August 15, 2014.

16.1

Letter from StarkSchenkein, LLP addressed to the U.S. Securities and Exchange Commission dated March 18, 2013 (incorporated by reference from our current report on Form 8-K filed on March 18, 2013, Exhibit 16.1, File No. 001-34857).

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

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2014 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: March 19, 2015	/s/ Jason D. Reid
By: Jason D. Reid, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Or F

/s/ Jason D. Reid	Chief Executive Officer, President and Director	March 19, 2015
Jason D. Reid

/s/ Joe A. Rodriguez	Chief Financial Officer	March 19, 2015
Joe A. Rodriguez

/s/ Bill M. Conrad	Chairman of the Board of Directors	March 19, 2015
Bill M. Conrad

/s/ Tor Falck	Director	March 19, 2015
Tor Falck

/s/ Gary C. Huber	Director	March 19, 2015
Gary C. Huber

EXHIBIT INDEX

Item No.	Description

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

10.15

Purchase Contract 103-14CMX-011-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013 (incorporated by reference from our annual report on Form 10-K filed on April 1, 2014 Exhibit 10.15, File No. 001-34857).

10.16

Purchase Contract 203-14CMX-012-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013 (incorporated by reference from our annual report on Form 10-K filed on April 1, 2014, Exhibit 10.16, File No. 001-34857).

10.17

Purchase Contract 303-14CMX-010-0-P between Don David Gold, S.A. de C.V. and Consorcio Minero de Mexico Cormin Mexico, S.A. de C.V. effective December 18, 2013 (incorporated by reference from our annual report on Form 10-K filed on April 1, 2014, Exhibit 10.17, File No. 001-34857).

10.18	Executive Employment Agreement between the Company and Greg Patterson (incorporated by reference from our annual report on Form 10-K filed on April 1, 2014, Exhibit 10.18, File No. 001-34857).

10.19	Consulting Agreement between the Company and William Reid (incorporated by reference from our current report on Form 8-K filed on February 6, 2014, Exhibit 10.1, File No. 001-34857).

10.20*	Amendment to Consulting Agreement between the Company and William Reid effective January 1, 2015.

10.21*	Amendment No. 2 to Amended and Restated Employment Agreement between the Company and Jason Reid effective February 1, 2014.

10.22*	Amendment No. 2 to Employment Agreement between the Company and Joe Rodriguez effective February 1, 2014.

10.23*	Amendment No. 1 to Employment Agreement between the Company and Barry Devlin effective December 1, 2014.

10.24*	Amendment No. 1 to Purchase Contract 103-14CMX-011-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective April 30, 2014.

10.25*	Amendment No. 1 to Purchase Contract 203-14CMX-012-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective April 30, 2014.

10.26*	Purchase Contract between Don David Gold, S.A. de C.V. and Johnson Matthey Gold & Silver Refining Inc. dated August 15, 2014.

16.1

Letter from StarkSchenkein, LLP addressed to the U.S. Securities and Exchange Commission dated March 18, 2013 (incorporated by reference from our current report on Form 8-K filed on March 18, 2013, Exhibit 16.1, File No. 001-34857).

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

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2014 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

* filed herewith