Form 10-Q
period 2015-03-31
GOLD RESOURCE CORP
filed 2015-05-08
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,179,369 shares of common stock outstanding as of May 7, 2015.

GOLD RESOURCE CORPORATION

FORM 10-Q

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,444	$27,541
Gold and silver bullion	3,440	3,447
Accounts receivable	7,459	1,416
Inventories	8,019	7,295
IVA taxes receivable	661	575
Deferred tax assets	3,891	3,891
Prepaid expenses and other current assets	2,308	2,935
Total current assets	47,222	47,100
Property, plant and mine development, net	36,885	32,348
Deferred tax assets	25,519	25,519
Investments	1,901	2,620
Other non-current assets	4,725	4,078
Total assets	$116,252	$111,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,306	$3,892
Accrued expenses and other current liabilities	3,694	3,923
Capital lease obligations, current portion	1,543	1,498
Income taxes payable	6,342	7,907
Dividends payable	542	542
Total current liabilities	18,427	17,762
Capital lease obligations	415	834
Deferred tax liability	6	-
Reclamation and remediation liabilities	2,834	2,993
Total liabilities	21,682	21,589
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,515,767 and 54,515,767 shares issued and outstanding, respectively	55	55
Additional paid-in capital	94,159	93,094
Retained earnings	7,411	3,982
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	94,570	90,076
Total liabilities and shareholders' equity	$116,252	$111,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

for the three months ended March 31, 2015 and 2014

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	2015	2014

Sales, net	$28,372	$31,152
Mine cost of sales:
Production costs	12,934	14,221
Depreciation and amortization	1,392	745
Reclamation and remediation	23	-
Total mine cost of sales	14,349	14,966
Mine gross profit	14,023	16,186
Costs and expenses:
General and administrative expenses	2,731	3,013
Exploration expenses	1,712	1,288
Total costs and expenses	4,443	4,301
Operating income	9,580	11,885
Other (expense) income, net	(504)	469
Income before income taxes	9,076	12,354
Provision for income taxes	4,023	5,229
Net income	$5,053	$7,125
Net income per common share:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13
Weighted average shares outstanding:
Basic	54,179,369	53,934,925
Diluted	54,179,369	54,697,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2015 and 2014

(U.S. dollars in thousands)

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$5,053	$7,125
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	1,457	810
Stock-based compensation	1,066	783
Deferred income taxes	6	-
Currency exchange (gain) loss	(545)	137
Unrealized loss (gain) on investments	719	(702)
Other operating adjustments	112	-
Changes in operating assets and liabilities:
Accounts receivable	(6,043)	(4,176)
Inventories	(724)	496
Prepaid expenses and other current assets	(24)	1,110
Accounts payable and other accrued liabilities	1,046	1,551
Income taxes payable/receivable	(1,255)	5,219
Total adjustments	(4,185)	5,228
Net cash provided by operating activities	868	12,353
Cash flows from investing activities:
Capital expenditures	(4,937)	(4,190)
Proceeds from conversion of gold and silver bullion	7	8
Investments	-	(1,805)
Net cash used in investing activities	(4,930)	(5,987)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	100
Dividends paid	(1,625)	(1,617)
Repayment of capital leases	(372)	(365)
Net cash used in financing activities	(1,997)	(1,882)
Effect of exchange rate changes on cash and cash equivalents	(38)	-
Net (decrease) increase in cash and cash equivalents	(6,097)	4,484
Cash and equivalents at beginning of period	27,541	14,973
Cash and equivalents at end of period	$21,444	$19,457
Supplemental Cash Flow Information
Interest expense paid	$24	$85
Income and mining taxes paid	$5,239	$-

o

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

1. Basis of Preparation of Financial Statements

Basis of Presentation

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and were prepared in conformance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of Gold Resource Corporation (“the Company”) and its wholly owned U.S. subsidiary GRC Nevada Inc. (“GRC Nevada”) and Mexican subsidiary Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”). Significant intercompany accounts and transactions have been eliminated. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2014. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited financial statements contained in the Company’s Form 10-K.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2014. However, the results of operations for the interim period ended March 31, 2015 may not be indicative of results of operations to be expected for the full fiscal year.

Revenue Recognition: The Company recognizes revenue when an arrangement exists, the price is fixed and determinable, the title and risk of loss have transferred to the buyer and collection is reasonably assured.

Concentrate sales: Concentrate sales are initially recorded using quoted metal prices at the time of shipment and contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Changes in the prices of metals that the Company sells, as quoted on the London Metal Exchange and the London Bullion Market, between the shipment and final settlement dates will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment. Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated between the Company and the buyer. These charges are estimated upon shipment of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from the Company’s initial estimates.

Doré sales: Doré sales are recognized using quoted metal prices when the title has been transferred and collection of the sales price is reasonably assured, net of treatment and refining charges.

Production Costs: Production costs include labor and benefits, royalties, concentrate shipping costs, mining subcontractors, fuel and lubricants, legal and professional fees related to mine operations, stock-based compensation attributable to mine personnel, materials and supplies, repairs and maintenance, explosives, housing and food, insurance, reagents, travel, medical services, security equipment, office rent, tools and other costs that support the Company’s mining operations.

Mine Development: The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. Costs incurred to develop new properties are capitalized as incurred when it has been determined that the property can be economically developed based on the existence of proven and probable reserves. These costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

When mineral properties are developed and operations commence, capitalized costs are charged to operations and amortized using the units-of-production method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves. Upon abandonment or sale of a mineral property, all capitalized costs relating to the specific property are written off in the period abandoned or sold and a gain or loss is recognized.

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

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Cash equivalents	$245	$-	$-	$245	Cash and cash equivalents
Receivables related to unsettled invoices (1)	$-	$7,459	$-	$7,459	Accounts receivable
Investments in equity securities	$1,670	$-	$-	$1,670	Investments

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Cash equivalents	$1,947	$-	$-	$1,947	Cash and cash equivalents
Receivables related to unsettled invoices (1)	$-	$1,416	$-	$1,416	Accounts receivable
Investments in equity securities	$2,389	$-	$-	$2,389	Investments

(1)

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s condensed consolidated statements of income for the three months ended March 31, 2015 and 2014 respectively, as shown in the following table:

	Type	2015	2014	Statement of Operations Classification
		(in thousands)
Receivables related to unsettled invoices provisionally priced sales (1)	Derivative loss	$(15)	$(1,221)	Sales, net

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

During the three months ended March 31, 2015, the Company made no purchases of gold or silver bullion.

The table below shows the balance of the Company’s holdings of bullion as of March 31, 2015 and December 31, 2014:

	2015		2014
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )		(in thousands, except ounces and per ounce )
Ounces	1,644	91,936	1,646	92,237
Carrying value per ounce	$1,199.25	$15.97	$1,199.25	$15.97
Total carrying value	$1,972	$1,468	$1,974	$1,473

The Company recorded no impairment on its gold and silver bullion for the three months ended March 31, 2015.

4. Inventories

At March 31, 2015 and December 31, 2014, inventories consisted of the following:

	2015	2014
	(in thousands)
Stockpiles - underground mine	$279	$116
Concentrates	1,511	1,481
Materials and supplies (1)	6,229	5,698
Total	$8,019	$7,295

(1)	Net of reserve for obsolescence of $217 in each respective period.

5. Income Taxes

The Company recorded income tax expense for the three months ended March 31, 2015, and 2014 of $4.0 million and $5.2 million, respectively.

During the three months ending March 31 2015, the Company has not received advances from its Mexican operations. The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of December 31, 2014

During the quarter ended March 31, 2015, the Company experienced a decrease in its annualized effective tax rate principally due to a decrease in its foreign dividends anticipated to be received in 2015 from its Mexican operations.

The Company's annualized effective rate differs from the statutory rate primarily due to foreign dividends and foreign income taxed at foreign rates.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2015, the Company believes it has sufficient positive evidence to conclude that realization of its U. S. federal and foreign deferred tax assets are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As of March 31, 2015, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

Currently the Company is undergoing a tax examination by the Mexican tax authorities that spans back to the 2011 and 2012 tax years. The tax examinations are open and ongoing and no further information has been communicated to the Company by the Mexican tax authorities.

6. Prepaid Expenses and Other Current Assets

At March 31, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	2015	2014
	(in thousands)
Other receivables	$-	$179
Advances to suppliers	1,029	1,193
Prepaid insurance	567	329
Vendor deposits	359	921
Other	353	313
Total	$2,308	$2,935

7. Property, Plant and Mine Development – net

At March 31, 2015 and December 31, 2014, property, equipment and mine development consisted of the following:

	2015	2014
	(in thousands)
Machinery and equipment	$19,718	$19,398
Mine development	17,608	13,393
Furniture, computer and office equipment	3,009	2,899
Mill facilities and infrastructure	2,981	2,825
Light vehicles and other mobile equipment	1,985	1,942
Construction-in-progress	1,918	592
Asset retirement costs	324	448
Land and mineral rights	227	227
Subtotal	47,770	41,724
Accumulated depletion, depreciation and amortization	(10,885)	(9,376)
Total	$36,885	$32,348

Depletion, depreciation and amortization expense for the three months ended March 31, 2015 and 2014 was $1.5 million and $0.8 million, respectively.

The Company has equipment leases that qualify as capital leases and have been recorded at the present value of the future minimum lease payments, including the transaction fees, which approximates the net carrying value of the equipment. The equipment leases bear interest at 4.5% to 5.5% per annum, with monthly principal and interest payments of approximately $0.1 million over the three-year lease term. The Company has an option to purchase the equipment at the end of the lease term for less than $0.1 million.  Depreciation on the leased assets is recorded over their estimated useful lives.

As of March 31, 2015, the Company’s obligations under capital leases are as follows:

Years Ended December 31,	(in thousands)
2015	$1,211
2016	813
Total payments due	2,024
Less amounts representing interest	(66)
Subtotal	1,958
Less current portion	(1,543)
Non-current portion	$415

8. Investments

At March 31, 2015 and December 31, 2014, investments consisted of the following:

	Fair Value as of March 31, 2015
	Cost	Accumulated unrealized loss	Total
	(in thousands)
Investments in equity securities
Canamex Resources Corporation - common shares	$1,805	$(135)	$1,670
Laguna Gold Pty Ltd - common shares	231	-	231
Total	$2,036	$(135)	$1,901

	Fair Value as of December 31, 2014
	Cost	Accumulated unrealized gain	Total
	(in thousands)
Investments in equity securities
Canamex Resources Corporation - common shares	$1,805	$584	$2,389
Laguna Gold Pty Ltd - common shares	$231	$-	$231
Total	$2,036	$584	$2,620

9. Other Non-Current Assets

At March 31, 2015 and December 31, 2014, other non-current assets consisted of the following:

	2015	2014
	(in thousands)
Stockpiles - open pit mine	$903	$903
Deferred charge	3,087	3,175
Vendor deposits	735	-
Total	$4,725	$4,078

10. Accrued Expenses and Other Current Liabilities

At March 31, 2015 and December 31, 2014, accrued expenses and other current liabilities consisted of the following:

	2015	2014
	(in thousands)
Accrued royalty payments	$1,302	$1,343
Accrued vendor payables	2,321	2,212
Payroll and other taxes payable	71	107
Accrued insurance	-	235
Other	-	26
Total	$3,694	$3,923

11. Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2015 and the twelve months ended December 31, 2014:

	2015	2014
	(in thousands)
Reclamation liabilities – opening balance	$2,545	$2,887
Adjustment	17	(17)
Foreign currency exchange (loss)	(73)	(325)
Reclamation liabilities – ending balance	2,489	2,545

Asset retirement obligation – opening balance	448	-
Asset retirement obligation addition	-	448
Adjustment	(113)	-
Accretion expense	23	-
Foreign currency exchange (loss)	(13)	-
Asset retirement obligation – ending balance	345	448
Total	$2,834	$2,993

12. Shareholders’ Equity

The Company declared and paid dividends of $1.6 million during the three months ended March 31, 2015 and during the three months ended March 31, 2014, the Company also declared and paid dividends of $1.6 million, respectively. For the three months ended March 31, 2015, $1.6 million of declared dividends were charged to retained earnings. For the three months ended March 31, 2014, $1.6 million of declared dividends were charged to paid-in capital, as authorized by the Board of Directors. The Company has declared monthly cash dividends totaling $1.95 per share of common stock to shareholders of record since July 2010.

13. Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs. The Company also reviews assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in decreases to sales of $0.3 million and $0.7 million, respectively, for the three months ended March 31, 2015 and 2014.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in a decrease to sales of nil and $1.2 million, respectively, for the three months ended March 31, 2015 and 2014.

Sales of metal concentrates are recorded net of smelter refining fees, treatment charges and penalties. Total charges for these items totaled $2.7 million and $2.9 million for the three months ended March 31, 2015 and 2014, respectively.

14. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). A summary of activity under the Plan for the three months ended March 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2014	4,675,000	$9.61	5.5	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(70,000)	17.55	-	-
Outstanding as of March 31, 2015	4,605,000	$9.49	5.7	$-

Vested and exercisable as of March 31, 2015	3,961,669	$8.72	5.3	$-

No options were granted during the three months ended March 31, 2015. Substantially all of the options vest over a three year period and have an exercise term of 10 years. The total fair value of stock options vested during the three months ended March 31, 2015 was $0.7 million.

The following table summarizes information about stock options outstanding at March 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$3.40 - 3.95	1,900,000	3.45	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,675,000	7.11	$10.87	1,375,002	$11.06
$17.10 - $20.51	1,030,000	7.39	$18.01	686,667	$18.01
	4,605,000	5.66	$9.49	3,961,669	$8.72

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options was $1.1 million and $0.8 million, respectively, for the three months ended March 31, 2015 and 2014.

Stock-based compensation expense has been allocated between production costs and general and administrative expense for the three months ended March 31, 2015 and 2014 as follows:

	2015	2014
	(in thousands)
Production costs	$348	$466
General and administrative expenses	718	317
Total	$1,066	$783

The estimated unrecognized stock-based compensation expense from unvested options as of March 31, 2015 was approximately $1.8 million, and is expected to be recognized over the remaining vesting periods of up to two years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes-Merton method are summarized below:

	Three months ended March 31,
	2015	2014
Risk-free interest rate	-	1.53%
Dividend yield	-	1.63%
Expected volatility	-	55.35%
Expected life in years	-	5

15. Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
Unrealized currency exchange gain (loss)	$545	$(137)
Realized currency exchange loss	(322)	(47)
Unrealized (loss) gain from investments (1)	(719)	702
Interest income	132	69
Interest expense	(26)	(85)
Other expense	(114)	(33)
Total	$(504)	$469

(1)

Our unrealized (loss) gain due to changes in fair values of certain investments include (losses) gains that are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding our investments and fair value measurements, please see notes 2 and 8 to these condensed consolidated financial statements.

16. Net Income per Share

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

The effect of potentially dilutive stock options on the weighted average number of shares outstanding for the three months ended March 31, 2015 and 2014 is as follows:

	2015	2014
	(in thousands, except shares and per share amounts)
Net income	$5,053	$7,125
Basic weighted average shares of common stock outstanding	54,179,369	53,934,925
Dilutive effect of stock options	-	762,785
Diluted weighted average common shares outstanding	54,179,369	54,697,710
Basic:
Net income per basic share	$0.09	$0.13
Diluted:
Net income per diluted share	$0.09	$0.13

17. Legal Proceedings

A securities class action lawsuit subsequently captioned In re Gold Resource Corporation. Securities Litigation, No.1:12-cv-02832 was filed in U.S. District Court for the District of Colorado naming us and certain of our current and former officers and directors as defendants on October 25, 2012. The complaint alleged violations of federal securities laws by us and certain of our officers and directors. On July 15, 2013, the federal district court granted our motion to dismiss the lawsuit with prejudice. On January 16, 2015, the United States Court of Appeals for the Tenth Circuit affirmed the District Court’s decision. The time period for further appeal or rehearing has expired and the Company considers this matter finally resolved in its favor.

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2015 and compares those results to the three months ended March 31, 2014. It also analyzes our financial condition at March 31, 2015 and compares it to our financial condition at December 31, 2014. This discussion should be read in conjunction with the Management’s Discussion and Analysis and the audited financial statements for the year ended December 31, 2014 and footnotes contained in our Form 10-K for the year ended December 31, 2014.

The discussion also presents certain non-U.S. GAAP (“non-GAAP”) financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion below under Non-GAAP Measures.

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Overview

Business

We are a mining company which pursues gold and silver projects that are expected to have low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila Project (formerly called El Aguila) in Oaxaca, Mexico. Our Arista (formerly called La Arista) underground mine produces doré and metal concentrates from ore containing our precious metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our Aguila Project produced, on a precious metal gold equivalent basis, 19,347 ounces for the three months ended March 31, 2015. During the same period, we sold 18,800 precious metal gold equivalent ounces produced at a total cash cost per ounce of $416. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. (Please see the section titled Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.)

For the three months ended March 31, 2015, we reported revenue of $28.4  million, mine gross profit of $14.0 million and net income of $5.1 million.

Exploration Activities

Oaxaca Mining Unit

The Aguila Project: Our mine exploration activities during the first quarter of 2015 at the Aguila Project continued to focus on the Arista vein system. In addition to our Arista expansion focus, exploration drilling during the quarter continued to target the feeder vein and extensions of manto mineralization at the Aguila open pit on the Aguila Project, where operations ceased in 2011. Forty-two diamond drill holes totaling 15,034 meters were completed during the first quarter of 2015. Drilling consisted of both infill and step-out holes testing the mineralized vein extensions at our producing Arista underground mine. During the quarter, underground drilling principally targeted the extensions of Vein 1, Vein 3 and the Santa Lucia veins, which are all currently in production in the Arista underground mine. A new vein we refer to as Viridiana, located approximately 50 meters to the northeast of Vein 3, was discovered during this drill program. Underground drilling also continued on the Switchback zone, located approximately 500 meters northeast of the Arista underground mine. Both infill and step-out holes are being drilled at Switchback for reserve definition and mine planning purposes. An exploration ramp also advanced during the quarter with the goal to access previously delineated mineralized material at the Switchback deposit by year end.

In addition to surface drilling at the Aguila open pit, a drill program was completed during the quarter on the Santiago vein, located northwest of the Arista mine. This program targeted extensions to mineralized material identified during previous drilling campaigns on the Santiago vein.

Las Margaritas property: Rock and soil geochemical data collected on Las Margaritas property last year was evaluated during the first quarter of 2015. A surface diamond drill program at Las Margaritas is expected to commence in the second quarter of 2015 to test numerous targets delineated by the geochemical data.

Alta Gracia property: During the first quarter of 2015, geological and resource modeling was completed for previous exploration drilling targeted at extensions of known ore zones historically mined at Alta Gracia. Metallurgical testing and mine planning also began on the mineralized material identified at Alta Gracia. A follow-up drilling program is planned for the second quarter of 2015 for definition of mineralization and mine planning. In addition, a detailed mapping and sampling program of surface veins in the historic San Juan mine area commenced during the first quarter of 2015.

Nevada Mining Unit

Radar property:  Drilling targets were finalized and surface diamond drilling commenced on Radar at the end of the first quarter of 2015. A total of 2,000 meters in six holes is planned for the initial phase of drilling at Radar. Evaluation of previously collected rock and soil geochemical data is also underway to help define additional drilling targets at Radar.

Goose property: No field work was conducted on the Goose property during the first quarter of 2015. Initial field investigations to identify drill targets are planned for the Goose property later in 2015.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014:

Operating Data	Three months ended March 31,
	2015	2014
	(In thousands)
Sales, net	$28,372	$31,152
Mine gross profit	14,023	16,186
Operating income	9,580	11,885
Other (expense) income	(504)	469
Income before income taxes	9,076	12,354
Provision for income taxes	4,023	5,229
Net income	$5,053	$7,125

Sales, net

Metal sales for the three months ended March 31, 2015 decreased by $2.8 million, or 8.9%  when compared to the same period in 2014. This decrease was primarily due to lower realized silver prices when compared to the same period in 2014.  Gold and silver prices realized for the three months ended March 31, 2015 decreased by 7.1% to $1,203 per ounce and 17.5% to $16.74 per ounce, respectively, when compared to the same period in 2014. Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost after by-product credits measure noted in our non-GAAP measures disclosure. (See Production and

Sales Statistics - Arista Underground Mine table below for additional information regarding our mineral production statistics for the three months ended March 31, 2015 and 2014.)

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

Production

For the three months ended March 31, 2015, mill production totaled 8,348 ounces of gold, a decrease of approximately 16.2% over the same period in 2014, while silver production totaled 790,300 ounces, a decrease over the same period in 2014 of approximately 10.1%. On a precious metal gold equivalent basis, our mill production totaled 19,347 ounces, compared to 23,734 precious metal gold equivalent ounces for the same period in 2014, or an 18.5% decrease. The decrease in the precious metal gold equivalent ounces was primarily due to two factors: an 11.5% decrease in mill throughput and a 17.5%  decrease in average realized silver prices. See Production and Sales Statistics-Arista Underground Mine table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the Arista underground mine. Our production rate at Arista is directly a result of mine development and the establishment of sufficient stopes and working faces. The Aguila mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day. During the three months ended March 31, 2015 we processed on average 1,026 ore tonnes per calendar day, as compared to 1,159 ore tonnes per calendar day for the same period in 2014, representing a decrease of 11.5%. This decrease was primarily attributable to the mining of narrower veins as compared to the same period in 2014.

The following table summarizes certain information about our mining operations for the three months ended March 31, 2015 and 2014:

Production and Sales Statistics - Arista Underground Mine

	Three months ended March 31,
	2015	2014
Milled
Tonnes Milled	92,359	104,349
Tonnes Milled per Day	1,026	1,159
Grade
Average Gold Grade (g/t)	3.13	3.25
Average Silver Grade (g/t)	287	285
Average Copper Grade (%)	0.42	0.35
Average Lead Grade (%)	1.46	1.23
Average Zinc Grade (%)	3.71	3.43
Recoveries
Average Gold Recovery (%)	90	91
Average Silver Recovery (%)	93	92
Average Copper Recovery (%)	76	80
Average Lead Recovery (%)	75	72
Average Zinc Recovery (%)	81	82

Mill production (before payable metal deductions)(1)
Gold (ozs.)	8,348	9,958
Silver (ozs.)	790,300	878,958
Copper (tonnes)	293	292
Lead (tonnes)	1,013	929
Zinc (tonnes)	2,762	2,920
Payable metal sold
Gold (ozs.)	8,678	8,586
Silver (ozs.)	727,315	766,535
Copper (tonnes)	277	259
Lead (tonnes)	920	812
Zinc (tonnes)	2,205	2,158
Average metal prices realized (2)
Gold ($ per oz.)	$1,203	$1,296
Silver ($ per oz.)	$16.74	$20.30
Copper ($ per tonne)	$5,532	$6,939
Lead ($ per tonne)	$1,731	$2,091
Zinc ($ per tonne)	$2,008	$2,050
Precious metal gold equivalent ounces produced (mill production) (1)(3)(4)
Gold Ounces	8,348	9,958
Gold Equivalent Ounces from Silver	10,999	13,776
Total Precious Metal Gold Equivalent Ounces	19,347	23,734
Precious metal gold equivalent ounces sold (3)(4)
Gold Ounces	8,678	8,586
Gold Equivalent Ounces from Silver	10,122	12,014
Total Precious Metal Gold Equivalent Ounces	18,800	20,600
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (4)	$818	$806
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (4)	$416	$422

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

(3)

Precious metal gold equivalent mill production for the three months ended March 31, 2015 of 19,347 ounces differs from gold equivalent ounces sold for the same period of 18,880 due principally to buyer (smelter) concentrate processing and other deductions of approximately 1,487 gold equivalent ounces and a decrease in gold equivalent ounces contained in ending inventory of approximately 941 ounces.

(4)	Non-GAAP measure to total mine cost of sales reconciliation, which is the most comparable United States generally accepted accounting principles (“U.S. GAAP”) measure, please see Non-GAAP Measures.

Mine gross profit. For the three months ended March 31, 2015, mine gross profit totaled $14.0 million compared to $16.2 million for the three months ended March 31, 2014. The decrease in gross profit principally resulted from lower realized metal prices in the first quarter of 2015 and, to a lesser extent, decreased mill production.  Our gross profit percentage decreased 2.5% for the three months ended March 31, 2015 compared to the same period of 2014. The decrease is primarily driven by the decrease in realized prices and the increase in depreciation and amortization expense since we started capitalizing property, plant and mine development during 2014.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2015 were $2.7 million, compared to $3.0 million for the same period of 2014. The decrease in general and administrative expenses for the three months ended March 31, 2015 was the result of various cost cutting measures, including reducing insurance, computer IT support, investor relations and legal expenses.

Exploration expenses. Property exploration expenses totaled $1.7 million for the three months ended March 31, 2015, compared to $1.3 million during the same period of 2014. The $0.4 million increase reflects increased exploration activity in 2015 compared to the same period in 2014.

Other (expense) income, net.  For the three months ended March 31, 2015, we recorded other expense of $0.5 million compared to other income of $0.5 million during the same period of 2014. The change was primarily due to unrealized losses related to a decrease in the value of equity investments, partially offset by foreign currency gains.

Provision for income taxes. For the three months ended March 31, 2015, income tax expense decreased to $4.0 million compared to $5.2 million for the three months ended March 31, 2014. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Net income. For the three months ended March 31, 2015, net income was $5.1 million, or $0.09 per basic and diluted share, as compared to $7.1 million or $0.13 per basic and diluted share, for the same period in 2014. The decrease in net income for the year was impacted by the matters described above.

Non-GAAP Measures

Reconciliation of Non-GAAP Measures to Total Mine Cost of Sales

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP, as well as referenced some non-GAAP performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

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

We use total cash cost, after by-product credits per precious metal gold equivalent ounce sold (including royalties) as one indicator for comparative monitoring of our mining operations from period-to-period and believe that investors also find this information helpful when evaluating our performance. By-product credits include revenues earned from all base metals other than the primary precious metals sold. Management also uses this measurement for the comparative monitoring of performance of our mining operations period-to-period from a cash flow perspective. Total cash cost, after by-product credits, per precious gold equivalent ounce sold is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. However, there can be no assurance that our reporting of this non-GAAP measure is similar to that reported by other mining companies.

The following tables present a reconciliation between the non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the GAAP measure of total mine cost of sales and depreciation, accretion, reclamation and stock-based compensation for our operations at the Aguila project for the three months ended March 31, 2015 and 2014.

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended March 31,
	2015	2014
	(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$15,385	$16,611
By-product credits (2)	(7,554)	(7,919)
Total cash cost (after by-product credits)	7,831	8,692
Divided by precious metal gold equivalent ounces sold (3)	18,800	20,600
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	818	806
By-product credits per precious metal gold equivalent ounces sold (2)	(402)	(384)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$416	$422

(1)

Includes all direct and indirect operating cash costs related directly to our production of metals including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and site general and administrative costs.

(2)	See table below for a summary of our by-product revenue and by-product credit precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following table reconciles our non-GAAP measure of total cash costs to total mine cost of sales, the most comparable GAAP measure from our condensed consolidated financial statements, for the three months ended March 31, 2015 and 2014:

Reconciliation to GAAP

	Three months ended March 31,
	2015	2014
	(In thousands)
Total cash costs (after by-product credits)	$7,831	$8,692
Treatment and refining charges	(2,799)	(2,856)
By-product credits	7,554	7,919
Depreciation and amortization	1,392	745
Accretion	23	-
Stock-based compensation	348	466
Total mine cost of sales	$14,349	$14,966

The following table summarizes our by-product revenue and by-product credits per precious metal gold equivalent ounce sold for the three months ended March 31, 2015 and 2014:

Summary of By-Product Revenue and By-Product Credit Per Precious Metal Gold Equivalent Ounces Sold

	Three months ended March 31,
	2015	2014
	(In thousands)
By-product credits by dollar value:
Copper sales	$1,535	$1,797
Lead sales	1,592	1,699
Zinc sales	4,427	4,423
Total sales from by-products	$7,554	$7,919

	Three months ended March 31,
	2015	2014
	(In thousands)
By-product credits per precious metal gold equivalent ounce sold:
Copper ounces	$82	$87
Lead ounces	85	82
Zinc ounces	235	215
Total by-product precious metal gold ounces sold	$402	$384

Cash Flow from Mine Site Operations

Cash flow from mine site operations (“Cash Flow From Mine Site Operations”) is furnished to provide additional information and is also a non-GAAP measure. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. We believe that certain investors use this measure as a basis to assess mine performance and we use it as a measure for our targeted distributions to shareholders.

The following table provides a reconciliation of Cash Flow From Mine Site Operations to mine gross profit (a GAAP measure) as presented in the condensed consolidated statements of income:

	Three months ended March 31,
	2015	2014
	(In thousands)
Mine gross profit	$14,023	$16,186
Stock-based compensation	348	466
Depreciation and amortization	1,392	745
Reclamation and remediation	23	-
Cash flow from mine site operations	$15,786	$17,397

Liquidity and Capital Resources

As of March 31, 2015, we had working capital of $28.9 million, consisting of current assets of $47.2  million and current liabilities of $18.4  million. This represents a decrease of $0.4 million from the working capital balance of $29.3 million from December 31, 2014. Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development, income taxes and our dividends.

For the three months ended March 31, 2015, we declared dividends of $1.6 million which was unchanged from the same period in 2014.

Cash and cash equivalents as of March 31, 2015 decreased to $21.4 million from $27.5 million as of December 31, 2014, a net decrease in cash of $6.1 million. The decrease is primarily due to capital expenditures of $4.9 million and dividends paid of $1.6 million, partially offset by cash generated from operating activities of $0.9 million.

Net cash provided by operating activities for three months ended March 31, 2015 was $0.9 million compared to $12.4 million during the same period in 2014, a decrease of $11.5 million. The decrease is primarily due to lower operating income and changes in operating assets and liabilities during the three months ended March 31, 2015, compared to the same period in 2014.

Net cash used in investing activities for the three months ended March 31, 2015 was $4.9 million compared to $6.0 million during the same period in 2014. Cash used in investing activities during the three months ended March 31, 2015 was primarily the result of mine equipment purchases and mine development. One of our major investing activities was attributed to mine development activities at our Aguila Project. Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including the ongoing results from the drilling programs and market conditions. Development drilling activities to further delineate and define our Arista deposit are considered mine development.

Net cash used in financing activities for the three months ended March 31, 2015 was $2.0 million compared to $1.9 million during the same period in 2014. Cash used in financing activities during the three months ended March 31, 2015 was primarily the result of payments for dividends and capital leases.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.

Critical Accounting Estimates

There have been no changes in our critical accounting estimates since December 31, 2014.

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

These statements may be made expressly in this document or may be incorporated by reference from other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “targets,” “anticipates,” “estimates,” or similar expressions used in this report or incorporated by reference in this report.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our annual report on Form 10-K for the year ended December 31, 2014 and the following:

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

Commodity Price Risk

The results of our operations will depend in large part upon the market prices of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the world supply of and demand for gold and silver and the stability of exchange rates, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

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

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a decrease in non-U.S. dollar currencies results in a loss. During the three month period ended March 31, 2015, the Mexican peso devalued approximately three percent against the U.S. dollar. We had $1.3 million ($19.5 million pesos) at March 31, 2015, a 3% change in the Mexican peso would result in a gain or loss of less than $0.1 million in the Consolidated Statement of Operations. We also hold negligible portions of our cash reserves in Canadian dollars.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts with third-party smelters. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates at an average spot price one week prior to the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through earnings each period prior to final settlement.

At March 31, 2015, we had outstanding provisionally priced sales of $10.7 million consisting of 2,103 ounces of gold, 371,252 ounces of silver, 96 tonnes of copper, 923 tonnes of lead and 623 tonnes of zinc which had a fair value of approximately $10.6 million including the embedded derivative. If the price for each metal were to change by one percent, the change (plus or minus) in the total fair value of the concentrates sold would be approximately $0.1 million.

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

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, in light of the material weakness described below that resulted in the Company’s audited consolidated financial statements for the year ended December 31, 2014, the Company’s management, including our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of  March 31, 2015 , to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to its management as appropriate to allow timely decisions regarding required disclosure.

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

These deficiencies resulted in errors in the amortization of an asset and the incorrect balance sheet classification in the condensed consolidated financial statements. These errors are not material and have been corrected in our condensed consolidated financial statements as of and for the year ended December 31, 2014.

A reasonable possibility exists that these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the condensed consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that these control deficiencies, in the aggregate, constitute a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

Management’s Plans for Remediation of the Material Weakness

Management has been and is continuing to implement changes in our internal control over financial reporting to remediate the control deficiencies that gave rise to material weaknesses. We are undertaking the following remediation plans and actions:

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

We will continue to evaluate, monitor and test these controls to insure they are remediated in accordance with our remediation plan. As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses. We intend to have the remediation plan fully implemented in fiscal year 2015.

(b)     There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting other than the control deficiency discussed above.

PART II – OTHER INFORMATION

ITEM 1:  Legal Proceedings

Please refer to Note 17 Legal Proceedings in our Notes to Condensed Consolidated Financial Statements included in this report for a discussion regarding our legal proceedings.

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the three months ended March 31, 2015, we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: May 8, 2015		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

GOLD RESOURCE CORPORATION

Dated: May 8, 2015		/s/ Joe A. Rodriguez
	By:	Joe A. Rodriguez,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joe A. Rodriguez.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and Joe A. Rodriguez.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.