Form 10-Q
period 2015-06-30
GOLD RESOURCE CORP
filed 2015-08-05
CIK 1160791

Than

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,179,369 shares of common stock outstanding as of August 4, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,023	$27,541
Gold and silver bullion	3,358	3,447
Accounts receivable	688	1,416
Inventories	8,489	7,295
IVA taxes receivable	1,255	575
Deferred tax assets	3,891	3,891
Prepaid expenses and other current assets	1,804	2,935
Total current assets	40,508	47,100
Property, plant and mine development, net	42,742	32,348
Deferred tax assets	23,917	25,519
Investments in equity securities	1,121	2,620
Other non-current assets	4,457	4,078
Total assets	$112,745	$111,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,718	$3,892
Accrued expenses and other current liabilities	5,176	3,923
Capital lease obligations, current portion	1,487	1,498
Income taxes payable	2,345	7,907
Dividends payable	542	542
Total current liabilities	15,268	17,762
Capital lease obligations	108	834
Reclamation and remediation liabilities	2,765	2,993
Total liabilities	18,141	21,589
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,515,767 and 54,515,767 shares issued and outstanding, respectively	55	55
Additional paid-in capital	95,007	93,094
Retained earnings	6,597	3,982
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	94,604	90,076
Total liabilities and shareholders' equity	$112,745	$111,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

for the three and six months ended June 30, 2015 and 2014

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Sales, net	$23,273	$33,669	$51,645	$64,821
Mine cost of sales:
Production costs	14,117	14,801	27,051	29,021
Depreciation and amortization	2,224	1,044	3,616	1,789
Reclamation and remediation	7	-	30	-
Total mine cost of sales	16,348	15,845	30,697	30,810
Mine gross profit	6,925	17,824	20,948	34,011
Costs and expenses:
General and administrative expenses	2,388	2,249	5,119	5,262
Exploration expenses	2,894	1,597	4,606	2,885
Total costs and expenses	5,282	3,846	9,725	8,147
Operating income	1,643	13,978	11,223	25,864
Other (expense) income, net	(543)	214	(1,047)	683
Income before income taxes	1,100	14,192	10,176	26,547
Provision for income taxes	288	6,384	4,311	11,613
Net income	$812	$7,808	$5,865	$14,934
Net income per common share:
Basic	$0.01	$0.14	$0.11	$0.28
Diluted	$0.01	$0.14	$0.11	$0.27
Weighted average shares outstanding:
Basic	54,179,369	54,179,369	54,179,369	54,057,822
Diluted	54,179,369	54,556,217	54,179,369	54,629,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended June 30, 2015 and 2014

(U.S. dollars in thousands)

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$5,865	$14,934
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	3,748	1,895
Stock-based compensation	1,913	1,956
Deferred income taxes	1,602	-
Currency exchange (gain) loss	(823)	10
Unrealized loss (gain) on investments	1,499	(802)
Other operating adjustments	301	-
Changes in operating assets and liabilities:
Accounts receivable	728	(3,796)
Inventories	(1,195)	1,104
Prepaid expenses and other current assets	424	433
Accounts payable and other accrued liabilities	703	433
Income taxes payable/receivable	(5,263)	11,588
Other noncurrent assets	(37)	-
Net cash provided by operating activities	9,465	27,755
Cash flows from investing activities:
Capital expenditures	(11,943)	(7,438)
Investments	-	(1,805)
Other investing activities	28	16
Net cash used in investing activities	(11,915)	(9,227)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	100
Dividends paid	(3,251)	(3,243)
Repayment of capital leases	(745)	(731)
Net cash used in financing activities	(3,996)	(3,874)
Effect of exchange rate changes on cash and cash equivalents	(72)	-
Net (decrease) increase in cash and cash equivalents	(6,518)	14,654
Cash and equivalents at beginning of period	27,541	14,973
Cash and equivalents at end of period	$21,023	$29,627
Supplemental Cash Flow Information
Interest expense paid	$48	$96
Income and mining taxes paid	$7,321	$-

o

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1. Basis of Preparation of Financial Statements

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and are prepared in conformance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of Gold Resource Corporation (“the Company”) and its wholly owned U.S. subsidiary GRC Nevada Inc. (“GRC Nevada”) and its wholly owned Mexican subsidiary Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”). Significant intercompany accounts and transactions have been eliminated. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2014. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited financial statements contained in the Company’s annual report on Form 10-K.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2014. However, the results of operations for the interim period ended June 30, 2015 may not be indicative of results of operations to be expected for the full fiscal year.

Revenue Recognition: The Company recognizes revenue when an arrangement exists, the price is fixed and determinable, the title and risk of loss have transferred to the buyer and collection is reasonably assured.

Concentrate sales: Concentrate sales are initially recorded using forward metal prices at the time of shipment and contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to fair value through revenue each period prior to final settlement. Changes in the prices of metals that the Company sells, as quoted on the London Metal Exchange and the London Bullion Market, between the shipment and final settlement dates will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment. Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated between the Company and the buyer. These charges are estimated upon shipment of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from the Company’s initial estimates.

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

Mine Development: The Company expenses general prospecting costs and the costs of acquiring and exploring unevaluated mineral properties. Costs incurred to develop new properties are capitalized as incurred when it has been determined that the property can be economically developed based on the existence of proven and probable reserves or mineralized materials. These costs include the cost of building access ways, shaft sinking and access, lateral development, drift development, ramps and infrastructure development.

Drilling and related costs are capitalized for an ore body where proven and probable reserves exist, and the activities are directed at obtaining additional information on the ore body or converting mineralized material to proven and probable reserves. All other drilling and related costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of production costs.

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

The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices	$-	$688	$-	$688	Accounts receivable
Investments in equity securities	$890	$-	$-	$890	Investments

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices	$-	$1,416	$-	$1,416	Accounts receivable
Investments in equity securities	$2,389	$-	$-	$2,389	Investments

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Trade accounts receivable include amounts due to us for shipments of concentrates and doré sold to customers.  Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.

Our non-current investments consist of marketable equity securities which are valued using quoted market prices for each security when available.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s condensed consolidated statements of income as shown in the following table:

	Three months ended June 30,
	2015	2014	Statement of Income Classification
	(in thousands)
Derivative gain (loss)	$315	$(897)	Sales, net
Investment (loss) gain	$(780)	$100	Other (expense) income, net

	Six months ended June 30,
	2015	2014	Statement of Income Classification
	(in thousands)
Derivatives (loss) gain	$(794)	$(2,061)	Sales, net
Investment (loss) gain	$(1,499)	$802	Other (expense) income, net

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividend for gold and silver bullion. The Company’s investment in gold and silver bullion is carried at cost and evaluated at relevant financial reporting dates.

During the six months ended June 30, 2015, the Company made no purchases of gold or silver bullion. The Company recorded write-downs on its gold and silver bullion totaling $0.1 million for the six months ended June 30, 2015. At June 30, 2015 and December 31, 2014, the Company’s holdings of bullion consisted of the following:

	2015		2014
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )
Ounces	1,640	91,584	1,646	92,237
Carrying value per ounce	$1,171.00	$15.70	$1,199.25	$15.97
Total carrying value	$1,920	$1,438	$1,974	$1,473

4.  Current Inventories

At June 30, 2015 and December 31, 2014, inventories consisted of the following:

	2015	2014
	(in thousands)
Stockpiles - underground mine	$192	$116
Concentrates	1,685	1,481
Materials and supplies (1)	6,612	5,698
Total	$8,489	$7,295

(1)	Net of reserve for obsolescence of $217 in each respective period.

5. Income Taxes

The Company recorded income tax expense of $0.3 million and $4.3 million for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, the Company recorded income tax expense of $6.4 million and $11.6 million, respectively

During the three and six months ended June 30 2015, the Company received $3.0 million in intercompany dividends from its Mexican operations. The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of December 31, 2014. The impact of the planned intercompany dividends for 2015, net of foreign tax credits, is reflected in the estimated annual effective tax rate.

During the six months ended June 30, 2015, the Company experienced a decrease in its annualized effective tax rate principally due to the decrease in intercompany dividends anticipated to be paid in 2015.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 30, 2015, the Company believes it has sufficient positive evidence to conclude that its federal and foreign deferred tax assets are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As of June 30, 2015, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

Currently the Company is undergoing a normal course tax examination by the Mexican tax authorities that relates to the 2011 and 2012 tax years. The tax examinations are open and ongoing, and no further information has been communicated to the Company by the Mexican tax authorities.

6. Prepaid Expenses and Other Current Assets

At June 30, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	2015	2014
	(in thousands)
Other receivables	$48	$179
Advances to suppliers	251	1,193
Prepaid insurance	1,051	329
Vendor deposits	334	921
Other	120	313
Total	$1,804	$2,935

7. Property, Plant and Mine Development – net

At June 30, 2015 and December 31, 2014, property, equipment and mine development consisted of the following:

	2015	2014
	(in thousands)
Machinery and equipment	$19,763	$19,398
Mine development	21,060	13,393
Furniture, computer and office equipment	2,771	2,899
Mill facilities and infrastructure	3,062	2,825
Light vehicles and other mobile equipment	1,864	1,942
Construction-in-progress	6,663	592
Asset retirement costs	354	448
Land and mineral rights	230	227
Subtotal (1)	55,767	41,724
Accumulated depletion, depreciation and amortization	(13,025)	(9,376)
Total	$42,742	$32,348

(1) Includes accrued capital expenditures of $1.5 million for the six months ended 2015 and $1.1 million for the year ended 2014.

The Company recorded depletion, depreciation and amortization expense of $2.3 million and $3.7 million for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2014, the Company recorded depletion, depreciation and amortization expense of $1.1 million and $1.9 million, respectively.

The Company has equipment leases that qualify as capital leases which have been recorded at the present value of the future minimum lease payments, including transaction fees and bargain purchase options, which approximates the net carrying value of the equipment. The equipment leases bear interest at 4.5% to 5.5% per annum, with monthly principal and interest payments of approximately $0.1 million over the three-year lease term. The Company has an option to purchase the equipment at the end of the lease term for less than $0.1 million. Depreciation on the leased assets is recorded over their estimated useful lives.

As of June 30, 2015, the Company’s future obligations under capital leases are as follows:

Years Ended December 31,	(in thousands)
2015	$736
2016	900
Total payments due	1,636
Less amounts representing interest	(41)
Subtotal	1,595
Less current portion	(1,487)
Non-current portion	$108

8. Investments in Equity Securities

At June 30, 2015 and December 31, 2014, the value of investments in equity securities consisted of the following:

	2015			2014
	Cost	Accumulated unrealized loss	Book Value	Cost	Accumulated unrealized gain	Book Value
	(in thousands)
Canamex Resources Corporation - common shares	$1,805	$(915)	$890	$1,805	$584	$2,389
Laguna Gold Pty Ltd - common shares (1)	231	-	231	231	-	231
Total	$2,036	$(915)	$1,121	$2,036	$584	$2,620

(1) The Company determined that it is not practicable to estimate the fair value of this investment.

9. Other Non-Current Assets

At June 30, 2015 and December 31, 2014, other non-current assets consisted of the following:

	2015	2014
	(in thousands)
Stockpiles - open pit mine	$903	$903
Deferred charge	2,999	3,175
Other	555	-
Total	$4,457	$4,078

10. Accrued Expenses and Other Current Liabilities

At June 30, 2015 and December 31, 2014, accrued expenses and other current liabilities consisted of the following:

	2015	2014
	(in thousands)
Accrued royalty payments	$1,014	$1,343
Accrued vendor payables	3,575	2,212
Payroll and other taxes payable	73	107
Accrued insurance	514	235
Other	-	26
Total	$5,176	$3,923

11. Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2015 and 2014, respectively:

	2015	2014
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,545	$2,887
Changes in estimate	17	-
Foreign currency exchange (loss) gain	(139)	7
Reclamation liabilities – balance at end of period	2,423	2,894

Asset retirement obligation – balance at beginning of period	448	-
Changes in estimate	(113)	-
Accretion expense	30	-
Foreign currency exchange (loss)	(23)	-
Asset retirement obligation – balance at end of period	342	-
Total period end balance	$2,765	$2,894

12. Shareholders’ Equity

The Company declared and paid $3.3 million and $3.2 million, respectively, of dividends during each of the six months ended June 30, 2015 and 2014. The Company has declared monthly cash dividends totaling $1.98 per share of common stock to shareholders of record since July 2010. On July 27, 2015,  the Board of Directors declared a dividend on common stock totaling $0.5 million payable in August 2015.

13. Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs. The Company also compares assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in an increase to sales of $0.2 million and a decrease to sales of $0.1 million for the three and six months ended June 30, 2015, respectively, and a decrease to sales of $1.8 million and $2.5 million for the three and six months ended June 30, 2014, respectively.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in a decrease to sales of nil and $0.1 million for the three and six months June 30, 2015 respectively, and a decrease to sales of $0.9 million and $2.1 million for the three and six months ended June 30, 2014, respectively.

Sales of metal concentrates are recorded net of smelter refining fees, treatment charges and penalties. Total charges for these items totaled $3.1 million and  $5.8 million for the three and months ended June 30, 2015, and $3.2 million and $6.1 million for the three and six months ended June 30, 2014, respectively.

14. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). A summary of activity under the Plan for the six months ended June 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2014	4,675,000	$9.61	5.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(365,000)	12.36	-	-
Outstanding as of June 30, 2015	4,310,000	$9.38	5.4	$-

Vested and exercisable as of June 30, 2015	3,696,669	$8.54	5.0	$-

No options were granted during the six months ended June 30, 2015. Substantially all of the options vest over a three year period and have an exercise term of 10 years. The total fair value of stock options vested during the six months ended June 30, 2015 was $0.7 million.

The following table summarizes information about stock options outstanding at June 30, 2015:

Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$3.40 - $3.95	1,900,000	3.20	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,390,000	7.11	$10.86	1,110,002	$11.03
$17.10 - $20.51	1,020,000	7.14	$18.01	686,667	$18.01
	4,310,000	5.39	$9.38	3,696,669	$8.54

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the three and six months ended June 30, 2015 was $0.8 million and $1.9 million, respectively, and for the three and six months ended June 30, 2014 was $1.2 million and $2.0 million, respectively.

Stock-based compensation expense has been allocated between production costs and general and administrative expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Production costs	$259	$498	$607	$964
General and administrative expenses	589	674	1,306	992
Total	$848	$1,172	$1,913	$1,956

The estimated unrecognized stock-based compensation expense from unvested options as of June 30, 2015 was approximately $0.8 million, and is expected to be recognized over the remaining vesting periods of up to two years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes-Merton method are summarized below:

	Six months ended June 30,
	2015	2014
Risk-free interest rate	-	1.53%
Dividend yield	-	1.63%
Expected volatility	-	55.35%
Expected life in years	-	5

15. Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Unrealized currency exchange gain (loss)	$278	$127	$823	$(10)
Realized currency exchange gain (loss)	58	(49)	(264)	(96)
Write-down of gold and silver bullion	(73)	-	(73)	-
Unrealized (loss) gain from investments (1)	(780)	100	(1,499)	802
Interest income	15	13	147	82
Interest expense	(25)	(11)	(51)	(96)
Other (expense) income	(16)	34	(130)	1
Total	$(543)	$214	$(1,047)	$683

(1)

Our unrealized (loss) gain due to changes in the fair value of certain investments include gains and losses that are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding our investments and fair value measurements, please see notes 2 and 8 to these condensed consolidated financial statements.

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

The effect of potentially dilutive stock options on the weighted average number of shares outstanding is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except shares and per share amounts)
Net income	$812	$7,808	$5,865	$14,934
Basic weighted average shares of common stock outstanding	54,179,369	54,179,369	54,179,369	54,057,822
Dilutive effect of stock options	-	376,848	-	571,690
Diluted weighted average common shares outstanding	54,179,369	54,556,217	54,179,369	54,629,512
Basic:
Net income per basic share	$0.01	$0.14	$0.11	$0.28
Diluted:
Net income per diluted share	$0.01	$0.14	$0.11	$0.27

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2015 and compares those results to the three and six months ended June 30, 2014. It also analyzes our financial condition at June 30, 2015 and compares it to our financial condition at December 31, 2014. This discussion should be read in conjunction with the management’s discussion and analysis and the audited financial statements for the year ended December 31, 2014 and footnotes contained in our annual report on Form 10-K for the year ended December 31, 2014.

The discussion also presents certain non-U.S. Generally Accepted Accounting Principles (“non-GAAP”) financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion below under Non-GAAP Measures.

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Overview

Business

We are a mining company which pursues gold and silver projects that are expected to have low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila Project in Oaxaca, Mexico. Our mill located at the Aguila project produces doré and metal concentrates from ore mined from the Arista underground mine, which contains precious metal products of gold and silver, and by-products of copper, lead and zinc.

The mill located at our Aguila Project produced, on a precious metal gold equivalent basis (at an actual gold/silver ratio of 72:1), 14,858 ounces for the three months ended June 30, 2015. During the same period, we sold 14,589 precious metal gold equivalent ounces produced at a total cash cost per ounce of $533. The mill located at our Aguila Project produced, on a precious metal gold equivalent basis, 34,204 ounces for the six months ended June 30, 2015. During the same period, we sold 33,390 precious metal gold equivalent ounces produced at a total cash cost per ounce of $469. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. Please see the section titled Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

For the three months ended June 30, 2015, we reported revenue of $23.3 million, mine gross profit of $6.9 million and net income of $0.8 million. For the six months ended June 30, 2015, we reported revenue of $51.6 million, mine gross profit of $20.9 million and net income of $5.9 million.

Exploration Activities

Oaxaca Mining Unit

The Aguila Project: Our mine exploration activities during the second quarter of 2015 at the Aguila Project focused mainly on the Switchback vein system, located approximately 500 meters northeast of the Arista underground mine. We continued to advance the exploration ramp to Switchback during the quarter with the goal to access previously delineated mineralized material at the Switchback deposit by year end. As ongoing ramp development advances towards the Switchback, a third drill station is planned for construction. This closer drill station plans for a more advantageous distance and drill angles to continue exploration at Switchback. In addition to our focus on Switchback infill and step-out underground drilling, surface exploration drilling during the quarter continued to target the feeder vein and extensions of manto mineralization at the Aguila open pit on the Aguila Project, where operations ceased in 2011.

Surface drilling also resumed during the quarter on the Santiago vein, located northwest of the Arista mine. This program targeted extensions to mineralized material identified during previous drilling campaigns on the Santiago vein. In total, twenty-five diamond drill holes totaling 5,442 meters were completed at the Aguila Project during the second quarter of 2015.

Las Margaritas property: A surface diamond drill program commenced at Las Margaritas in the second quarter of 2015 to test numerous targets delineated by geochemical and geophysical data. Eleven surface diamond drill holes totaling 5,925 meters were completed during the quarter at Las Margaritas.

Alta Gracia property: A follow-up surface drill program for definition of mineralization and mine planning commenced at Alta Gracia during the second quarter of 2015. Nine surface diamond drill holes totaling 2,524 meters were completed during the second quarter of 2015 at Alta Gracia. Metallurgical testing and mine planning continued on the mineralized material identified at Alta Gracia. The detailed mapping and sampling program of surface veins at Alta Gracia, in the historic San Juan mine area was completed during the second quarter of 2015.  Mining agreements with the local Alta Gracia community are being finalized and mine permitting is underway.

Nevada Mining Unit

Radar property:  Phase one surface diamond drilling was completed at Radar during the second quarter of 2015. A total of 2,066 meters in six holes were drilled during the initial phase of drilling at Radar. Evaluation of recent drill results and previously collected rock and soil geochemical data is on-going to help define additional drilling targets at Radar.

Goose property: No field work was conducted on the Goose property during the first six months of 2015. Initial field investigations to identify drill targets will commence for the Goose property during the third quarter of 2015.

Results of Operations

The following table summarizes our results of operations:

Operating Data	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Sales, net	$23,273	$33,669	$51,645	$64,821
Mine gross profit	6,925	17,824	20,948	34,011
Operating income	1,643	13,978	11,223	25,864
Other (expense) income	(543)	214	(1,047)	683
Income before income taxes	1,100	14,192	10,176	26,547
Provision for income taxes	288	6,384	4,311	11,613
Net income	$812	$7,808	$5,865	$14,934

Sales, net

Metal sales for the three months ended June 30, 2015 decreased by $10.4 million, or 31% when compared to the same period in 2014. This decrease was primarily due to production challenges and lower realized gold and silver prices when compared to the same period in 2014. Production was affected by slower than expected mine development which resulted in the production of lower grade tonnages mined outside of the 2015 mine plan. The decrease in sales of precious metals was partially offset by an increase in sales of base metals. For the three months ended June 30, 2015, realized prices for metals decreased as follows, gold by 6% to $1,201 per ounce, silver by 12% to $16.70 per ounce, copper by 11% to $6,022 per tonne and lead by 10% to $1,908 per tonne, when compared to the same period in 2014.

Metal sales for the six months ended June 30, 2015 decreased by $13.2 million, or 20% when compared to the same period in 2014. This decrease was primarily due to the lower production noted above and lower realized gold and silver prices. For the six months ended June 30, 2015, realized prices for metals decreased as follows, gold by 7% to $1,202 per ounce, silver by 15% to $16.72 per ounce, copper by 16% to $5,773 per tonne and lead by 13% to $1,819 per tonne, when compared to the same period in 2014. Please see the Production and Sales Statistics-Arista Underground Mine table below for additional information regarding our mineral production statistics for the three and six months ended June 30, 2015 and 2014.

Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost after by-product credits measure noted in our non-GAAP measures disclosure. We currently report the sale of base metals as part of our revenue. Please see Production and Sales Statistics-Arista Underground Mine table below for additional information regarding our mineral production statistics for the three and six months ended June 30, 2015 and 2014.

We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. We consider copper, lead and zinc to be by-products of our precious metal gold equivalent production, consequently the value of these metals is applied as a reduction to total cash costs in our calculation of total cash cost, after by-product credits, per precious metal gold equivalent ounce sold, including royalties. Please see Non-GAAP Measures.

Production

For the three months ended June 30, 2015, mill production totaled 6,788 ounces of gold, a decrease of 33% over the same period in 2014, while silver production totaled 580,326 ounces, a decrease of 38% over the same period in 2014. On a precious metal gold equivalent basis, our mill production totaled 14,858 ounces for the second quarter of 2015, compared to 24,172 precious metal gold equivalent ounces for the second quarter of 2014, or a 39% decrease. Lower production in the precious metal gold equivalent ounces for the 2015 period was primarily due to the decrease in silver and gold head grades, 34% and 40% respectively, partially offset by a 3% increase in tonnes milled compared to the same period in 2014. We processed lower grade ore due to challenges encountered in the quarter, including slower than expected mine development due to water inflow management difficulties which resulted in mining lower grade ore outside the 2015 mine plan, as well as a mine protest and unsanctioned work stoppage by union members. The unsanctioned protest by approximately one third of the unionized workforce (no non-unionized workforce participated) negatively impacted our production and contributed to our overall production decrease for the period. While gold and silver ore grades were expected to be lower than in the prior year, actual grades were further affected by these noted difficulties. Please see Production and Sales Statistics-Arista Underground Mine table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the Arista underground mine. Our production rate and estimated average grades at Arista is directly a result of mine development and the establishment of sufficient stopes and working faces while maintaining development consistent with the mine plan. We improved water inflow management by increasing capacity of the primary pump station on level 11.5. The Aguila mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day. During the three and six months ended June 30, 2015, we processed 1,127 and 1,077 ore tonnes per calendar day compared to 1,098 and 1,128 ore tonnes per calendar day for the same periods in 2014, representing an increase of 3% and a decrease of 5%, respectively.

The following table summarizes certain information about our mining operations:

Production and Sales Statistics-Arista Underground Mine

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Milled
Tonnes Milled	102,522	99,876	194,881	204,225
Tonnes Milled per Day	1,127	1,098	1,077	1,128
Grade
Average Gold Grade (g/t)	2.25	3.41	2.66	3.33
Average Silver Grade (g/t)	189	315	235	300
Average Copper Grade (%)	0.35	0.40	0.38	0.37
Average Lead Grade (%)	1.24	1.34	1.35	1.28
Average Zinc Grade (%)	3.59	3.18	3.65	3.31
Recoveries
Average Gold Recovery (%)	92	93	91	92
Average Silver Recovery (%)	93	93	93	92
Average Copper Recovery (%)	82	79	79	79
Average Lead Recovery (%)	74	75	75	73
Average Zinc Recovery (%)	82	82	82	82

Mill production (before payable metal deductions)(1)
Gold (ozs.)	6,788	10,205	15,135	20,163
Silver (ozs.)	580,326	940,268	1,370,625	1,819,226
Copper (tonnes)	293	314	586	606
Lead (tonnes)	943	994	1,956	1,923
Zinc (tonnes)	3,038	2,603	5,800	5,526
Payable metal sold
Gold (ozs.)	7,096	8,328	15,774	16,914
Silver (ozs.)	538,848	829,351	1,266,164	1,595,886
Copper (tonnes)	268	264	546	523
Lead (tonnes)	907	922	1,827	1,734
Zinc (tonnes)	2,559	2,249	4,763	4,407
Average metal prices realized (2)
Gold ($ per oz.)	1,201	1,276	1,202	1,286
Silver ($ per oz.)	16.70	18.96	16.72	19.60
Copper ($ per tonne)	6,022	6,742	5,773	6,840
Lead ($ per tonne)	1,908	2,109	1,819	2,101
Zinc ($ per tonne)	2,275	2,116	2,152	2,083
Precious metal gold equivalent ounces produced (mill production) (1)(3)(4)
Gold Ounces	6,788	10,205	15,135	20,163
Gold Equivalent Ounces from Silver	8,070	13,967	19,069	27,733
Total Precious Metal Gold Equivalent Ounces	14,858	24,172	34,204	47,896
Precious metal gold equivalent ounces sold (3)(4)
Gold Ounces	7,096	8,328	15,774	16,914
Gold Equivalent Ounces from Silver	7,493	12,319	17,616	24,327
Total Precious Metal Gold Equivalent Ounces	14,589	20,647	33,390	41,241
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (5)	$1,162	$849	969	$828
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (5)	$533	$438	469	$430

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

(3)

Precious metal gold equivalent mill production for the three months ended June 30, 2015 differs from gold equivalent ounces sold for the same period in 2015 due principally to buyer (smelter) concentrate processing and other deductions of approximately 1,116 gold equivalent ounces and a decrease in gold equivalent ounces contained in ending inventory of approximately 268 ounces.

(4)

Precious metal gold equivalent mill production for the six months ended June 30, 2015 differs from gold equivalent ounces sold for the same period in 2015 due principally to buyer (smelter) concentrate processing and other deductions of approximately 2,438 gold equivalent ounces and a decrease in gold equivalent ounces contained in ending inventory of approximately 814 ounces.

(5)	For a reconciliation of this non-GAAP measure to total mine cost of sales, which is the most comparable U.S. GAAP measure, please see Non-GAAP Measures.

Mine gross profit. For the three months ended June 30, 2015, mine gross profit and mine gross profit percent totaled $6.9 million and 30% compared to $17.8 million and 53% for the same period in 2014. For the six months ended June 30, 2015, mine gross profit and mine gross profit percent totaled $20.9 million and 41% compared to $34.0 million and 52% for the same period in 2014. The decrease in mine gross profit and mine gross profit percent was primarily driven by lower production and sales, lower realized metal prices and the increase in depreciation and amortization expense since we started capitalizing property, plant and mine development during 2014.

General and administrative expenses. For the three months ended June 30, 2015, general and administrative expenses totaled $2.4 million, compared to $2.2 million for the same period of 2014. For the six months ended June 30, 2015, general and administrative expenses totaled $5.1 million compared to $5.3 million for the same period of 2014. The increase in general and administrative expenses for the three months ended June 30, 2015 compared to the same period in 2014 is primarily due to increased audit expenses, consulting and wages, partially offset by lower stock based compensation expense and IT support costs. The decrease in general and administrative expenses for the six months ended June 30, 2015 compared to the same period in 2014 is primarily due to decreased withholding taxes, IT support costs and insurance expense, partially offset by increases in stock based compensation, audit fees and wages.

Exploration expenses. For the three months ended June 30, 2015, property exploration expenses totaled $2.9 million, compared to $1.6 million for the same period of 2014. For the six months ended June 30, 2015, property exploration expenses totaled $4.6 million, compared to $2.9 million during the same period of 2014. The increase in property exploration expenses for the three and six months ended June 30, 2015 compared to the same periods in 2014 reflects increased exploration activity in 2015 at Las Margaritas, Alta Gracia and Radar.

Other (expense) income, net. For the three months ended June 30, 2015, we recorded other expense of $0.5 million compared to other income of $0.2 million during the same period of 2014. For the six months ended June 30, 2015, we recorded other expense of $1.0 million compared to other income of $0.7 million during the same period of 2014. The change in other (expense) income for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily due to unrealized losses related to a decrease in the value of equity investments and an write-down on our gold and silver bullion, partially offset by foreign currency gains.

Provision for income taxes. For the three months ended June 30, 2015, income tax expense decreased to $0.3 million compared to $6.4 million for the same period in 2014. For the six months ended June 30, 2015, income tax expense decreased to $4.3 million compared to $11.6 million for the same period in 2014. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Net income. For the three months ended June 30, 2015, net income was $0.8 million, or $0.01 per basic and diluted share, as compared to net income of $7.8 million or $0.14 per basic and diluted share, for the same period in 2014. For the six months ended June 30, 2015, net income was $5.9 million, or $0.11 per basic and diluted share, as compared to $14.9 million or $0.28 per basic share and $0.27 per diluted share, for the same period in 2014.The decrease in net income for the year was caused by the matters described above.

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

In the table below, we have reconciled total cash cost, before by-product credits and total cash cost, after by-product credits to total mine cost of sales, which is a reported U.S. GAAP measure. Total cash cost, before by-product credits, includes all direct and indirect operating cash costs related directly to our production of precious metals which includes mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and general and administrative costs.

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

The following tables present a reconciliation between the non-GAAP measures of total cash cost, before by-product credits and total cash cost, after by-product credits to the U.S. GAAP measure of total mine cost of sales and depreciation, accretion, reclamation and stock-based compensation for our operations at the Aguila Project.

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$16,955	$17,522	$32,340	$34,132
By-product credits (2)	(9,167)	(8,477)	(16,721)	(16,396)
Total cash cost (after by-product credits)	7,788	9,045	15,619	17,736
Divided by precious metal gold equivalent ounces sold (3)	14,589	20,647	33,390	41,241
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	1,162	849	969	828
By-product credits per precious metal gold equivalent ounces sold (2)	(629)	(411)	(500)	(398)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$533	$438	$469	$430

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

The following table reconciles our non-GAAP measure of total cash costs to total mine cost of sales, the most comparable U.S. GAAP measure from our condensed consolidated financial statements:

Reconciliation to U.S. GAAP

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Total cash costs (after by-product credits)	$7,788	$9,045	$15,619	$17,736
Treatment and refining charges	(3,097)	(3,219)	(5,896)	(6,075)
By-product credits	9,167	8,477	16,721	16,396
Depreciation and amortization	2,224	1,044	3,616	1,789
Accretion	7	-	30	-
Stock-based compensation	259	498	607	964
Total mine cost of sales	$16,348	$15,845	$30,697	$30,810

The following table summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

Summary of By-Product Revenue and By-Product Credit per Precious Metal Gold Equivalent Ounces Sold

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
By-product credits by dollar value:
Copper sales	$1,615	$1,776	$3,150	$3,572
Lead sales	1,730	1,943	3,322	3,640
Zinc sales	5,822	4,758	10,249	9,184
Total sales from by-products	$9,167	$8,477	$16,721	$16,396

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
By-product credits per precious metal gold equivalent ounce sold:
Copper ounces	$111	$86	$94	$87
Lead ounces	119	94	99	88
Zinc ounces	399	231	307	223
Total by-product precious metal gold ounces sold	$629	$411	$500	$398

Cash Flow from Mine Site Operations

Cash flow from mine site operations is furnished to provide additional information and is also a non-GAAP measure. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. We believe that certain investors use this measure as a basis to assess mine performance and we use it as a measure for our targeted distributions to shareholders. Dividends may vary in amount and consistency or be discontinued at management’s discretion depending on variables including but not limited to operational cash flows, development requirements, strategies, construction, spot gold and silver prices, taxation, general market conditions and other factors described in our public filings.

The following table provides a reconciliation of cash flow from mine site operations to mine gross profit (a U.S. GAAP measure) as presented in the condensed consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(In thousands)
Mine gross profit	$6,925	$17,824	$20,948	$34,011
Stock-based compensation	259	498	607	964
Depreciation and amortization	2,224	1,044	3,616	1,789
Reclamation and remediation	7	-	30	-
Cash flow from mine site operations	$9,415	$19,366	$25,201	$36,764

Liquidity and Capital Resources

As of June 30, 2015, we had working capital of $25.2 million, consisting of current assets of $40.5 million and current liabilities of $15.3 million. This represents a decrease of $4.1 million from the working capital balance of $29.3 million at December 31, 2014. Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development, income taxes and our dividends.

For the six months ended June 30, 2015, we declared dividends of $3.3 million, compared to $3.2 million for the same period in 2014.

Cash and cash equivalents as of June 30, 2015 decreased to $21.0 million from $27.5 million as of December 31, 2014, a net decrease in cash of $6.5 million. The decrease is due to lower cash flow from operating activities and higher investing activities, as discussed in the paragraphs below.

Net cash provided by operating activities for the six months ended June 30, 2015 was $9.5 million compared to $27.8 million during the same period in 2014, a decrease of $18.3 million. The decrease is primarily due to lower operating income and higher taxes paid during the six months ended June 30, 2015, compared to the same period in 2014.

Net cash used in investing activities for the six months ended June 30, 2015 was $11.9 million compared to $9.2 million during the same period in 2014. Cash used in investing activities during the six months ended June 30, 2015 was primarily the result of mine development and the construction of a third phase tailings facility. One of our major investing activities was mine development at our Aguila Project. Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including available capital and the ongoing results from the drilling programs and market conditions. Development drilling to further delineate and define our Arista deposit are considered mine development.

Net cash used in financing activities for the six months ended June 30, 2015 was $4.0 million compared to $3.9 million during the same period in 2014. Cash used in financing activities during the six months ended June 30, 2015 was the result of payments for dividends and capital leases.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2014 and the following:

•	Decisions of foreign countries and banks within those countries;
•	Unexpected changes in business and economic conditions, including the rate of inflation;
•	Changes in interest rates and currency exchange rates;
•	Timing and amount of production, if any;
•	Technological changes in the mining industry;
•	Our costs;
•	Changes in exploration and overhead costs;
•	Access and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our products;
•	Changes in our business strategy, plans and goals;
•	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations;
•	Acts of God such as floods, earthquakes and any other natural disasters;
•	The uncertainty of mineralized material estimates and timing of mine construction expenditures;
•	Commodity price fluctuations; and
•	Mine protests and work stoppages.

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks includes, but is not limited to, the following risks: changes in commodity prices, foreign currency exchange rates, provisional sales contract risks, changes in interest rates, equity price risks and country risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

Commodity Price Risk

The results of our operations depend in large part upon the market prices of gold and silver. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the world supply of and demand for gold and silver and the stability of exchange rates, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

In addition to adversely affecting our reserve estimates, results of operation and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

We transact a significant amount of our business in Mexican pesos. As a result, currency exchange fluctuations impact our operating costs. Appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, a depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms.

The value of cash and cash equivalents denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-U.S. dollar currencies results in a foreign currency gain on such investments and a decrease in non-U.S. dollar currencies results in a loss. During the six month period ended June 30, 2015, the Mexican peso devalued approximately 6% against the U.S. dollar. We had $0.2 million ($2.8 million pesos) in cash and cash equivalents at June 30, 2015; a 3% change in the Mexican peso would result in a negligible gain or loss in the consolidated statement of operations. We also hold minor portions of our cash reserves in Canadian dollars.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts with a third-party smelter. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the average forward prices at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through operations each period prior to final settlement.

The following table summarize the quantities of metals committed under forward sales contracts at June 30, 2015:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)

Under contract	2,106	313,651	173,455	613,072	1,630,508
Average price	$1,189	$16.40	$6,012	$1,904	$2,184

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

Country Risk

Most of our mineral properties are located in Mexico. In the past, that country has been subject to political instability, increasing crime, changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities including taxes. Civil or political unrest or criminal activities could disrupt our operations at any time. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Additionally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our properties.

ITEM 4: Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of June 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

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

These deficiencies resulted in errors in the amortization of an asset and an incorrect balance sheet classification in the condensed consolidated financial statements. These errors were not material and were corrected in our condensed consolidated financial statements as of and for the year ended December 31, 2014.

A reasonable possibility exists that these control deficiencies could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the condensed consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we determined that these control deficiencies, in the aggregate, constitute a material weakness.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2014.

Management’s Plans for Remediation of the Material Weakness

Management is continuing to implement changes in our internal control over financial reporting to remediate the control deficiencies that gave rise to material weaknesses. We are undertaking the following remediation plans and actions:

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

We will continue to evaluate, monitor and test these controls to ensure they are remediated in accordance with our remediation plan. As management implements these plans, management may determine that additional steps may be necessary to remediate the material weaknesses. We intend to have the remediation plan fully implemented in fiscal year 2015.

(b)     There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting other than addressing the control deficiency discussed above.

PART II – OTHER INFORMATION

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the six months ended June 30, 2015 we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

ITEM 6: Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: August 5, 2015		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

GOLD RESOURCE CORPORATION

Dated: August 5, 2015		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the Securities and Exchange Commission shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.