Form 10-Q
period 2015-09-30
GOLD RESOURCE CORP
filed 2015-11-03
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,179,369 shares of common stock outstanding as of November 2, 2015.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,105	$27,541
Gold and silver bullion	3,160	3,447
Accounts receivable	1,851	1,416
Inventories	9,347	7,295
IVA taxes receivable	1,870	575
Deferred tax assets	3,891	3,891
Prepaid expenses and other current assets	1,932	2,935
Total current assets	36,156	47,100
Property, plant and mine development, net	47,808	32,348
Deferred tax assets	27,040	25,519
Investments in equity securities	894	2,620
Other non-current assets	2,964	4,078
Total assets	$114,862	$111,665
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,201	$3,892
Accrued expenses and other current liabilities	5,124	3,923
Capital lease obligations	1,220	1,498
Income taxes payable	3,348	7,907
Dividends payable	542	542
Total current liabilities	18,435	17,762
Capital lease obligations	-	834
Reclamation and remediation liabilities	2,537	2,993
Total liabilities	20,972	21,589
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,515,767 shares issued and outstanding	55	55
Additional paid-in capital	96,387	93,094
Retained earnings	4,503	3,982
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	93,890	90,076
Total liabilities and shareholders' equity	$114,862	$111,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2015 and 2014

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Sales, net	$19,437	$21,052	$71,082	$85,873
Mine cost of sales:
Production costs	13,411	13,025	40,462	43,107
Depreciation and amortization	1,579	1,180	5,195	2,969
Reclamation and remediation	6	-	36	-
Total mine cost of sales	14,996	14,205	45,693	46,076
Mine gross profit	4,441	6,847	25,389	39,797
Costs and expenses:
General and administrative expenses	2,913	4,361	8,032	9,623
Exploration expenses	1,810	2,901	6,416	5,786
Total costs and expenses	4,723	7,262	14,448	15,409
Operating (loss) income	(282)	(415)	10,941	24,388
Other (expense) income, net	(1,033)	69	(2,080)	766
(Loss) income before income taxes	(1,315)	(346)	8,861	25,154
Provision for income taxes	(846)	1,109	3,465	12,264
Net (loss) income	$(469)	$(1,455)	$5,396	$12,890
Net (loss) income per common share:
Basic	$(0.01)	$(0.03)	$0.10	$0.24
Diluted	$(0.01)	$(0.03)	$0.10	$0.24
Weighted average shares outstanding:
Basic	54,179,369	54,179,369	54,179,369	54,098,783
Diluted	54,179,369	54,179,369	54,201,274	54,698,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine months ended September 30, 2015 and 2014

(U.S. dollars in thousands)

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net income	$5,396	$12,890
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, depletion and amortization	6,331	3,107
Stock-based compensation	3,293	3,847
Deferred income taxes	(1,522)	-
Currency exchange (gain) loss	(326)	545
Unrealized loss (gain) on investments	1,726	(1,504)
Other operating adjustments	1,072	162
Changes in operating assets and liabilities:
Accounts receivable	(435)	(3,699)
Inventories	(1,149)	(1,582)
Prepaid expenses and other current assets	(897)	1,354
Accounts payable and other accrued liabilities	5,069	(731)
Income taxes payable/receivable	(4,528)	11,907
Other noncurrent assets	466	-
Net cash provided by operating activities	14,496	26,296
Cash flows from investing activities:
Capital expenditures	(21,837)	(10,524)
Investments	-	(1,805)
Proceeds from sale of building	-	1,737
Other investing activities	40	23
Net cash used in investing activities	(21,797)	(10,569)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	100
Dividends paid	(4,876)	(4,868)
Repayment of capital leases	(1,123)	(1,099)
Net cash used in financing activities	(5,999)	(5,867)
Effect of exchange rate changes on cash and cash equivalents	(136)	(33)
Net (decrease) increase in cash and cash equivalents	(13,436)	9,827
Cash and cash equivalents at beginning of period	27,541	14,973
Cash and cash equivalents at end of period	$14,105	$24,800
Supplemental Cash Flow Information
Interest expense paid	$65	$139
Income and mining taxes paid	$8,464	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

1. Basis of Preparation of Financial Statements

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and are prepared in conformance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of Gold Resource Corporation (the “Company”) and its U.S. subsidiary GRC Nevada Inc. (“GRC Nevada”) and its Mexican subsidiary Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”). Significant intercompany accounts and transactions have been eliminated. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2014. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited financial statements contained in the Company’s annual report on Form 10-K.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2014. However, the results of operations for the interim period ended September 30, 2015 may not be indicative of results of operations to be expected for the full fiscal year.

Recently Issued Accounting Pronouncements: Accounting Standards Update No. 2015-11 Inventory (Topic 330). Topic 330 Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this Update require an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not anticipate any significant changes due to the implementation of this update.

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

	Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices	$-	$1,851	$-	$1,851	Accounts receivable
Investments in equity securities	$663	$-	$-	$663	Investments

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices	$-	$1,416	$-	$1,416	Accounts receivable
Investments in equity securities	$2,389	$-	$-	$2,389	Investments

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value.

Trade accounts receivable include amounts due to the Company for shipments of concentrates and doré sold to customers.  Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.

The Company’s non-current investments consist of marketable equity securities which are valued using quoted market prices for each security when available.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s condensed consolidated statements of operations as shown in the following table:

	Three months ended September 30,
	2015	2014	Statement of Operations Classification
	(in thousands)
Derivative loss	$(89)	$(2,303)	Sales, net
Investment (loss) gain	$(227)	$577	Other (expense) income, net

	Nine months ended September 30,
	2015	2014	Statement of Operations Classification
	(in thousands)
Derivative loss	$(704)	$(845)	Sales, net
Investment (loss) gain	$(1,726)	$1,482	Other (expense) income, net

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for gold and silver bullion. The Company’s investment in gold and silver bullion is carried at the lower of cost or market.

During the nine months ended September 30, 2015, the Company made no purchases of gold or silver bullion. The Company recorded write-downs on its gold and silver bullion totaling $0.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and December 31, 2014, the Company’s holdings of bullion consisted of the following:

	2015		2014
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )
Ounces	1,636	91,284	1,646	92,237
Carrying value per ounce	$1,114.00	$14.65	$1,199.25	$15.97
Total carrying value	$1,823	$1,337	$1,974	$1,473

4. Current Inventories

At September 30, 2015 and December 31, 2014, inventories consisted of the following:

	2015	2014
	(in thousands)
Stockpiles - underground mine	$596	$116
Stockpiles - open pit mine (1)	903	-
Concentrates	1,201	1,481
Materials and supplies (2)	6,647	5,698
Total	$9,347	$7,295

(1)Reclassified from non-current inventory.

(2)Net of reserve for obsolescence of $217 in each period.

5. Income Taxes

The Company recorded income tax benefit of $0.8 million and expense of $3.5 million for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Company recorded income tax expense of $1.1 million and $12.3 million, respectively

During the nine months ended September 30, 2015, the Company received $3.0 million in intercompany dividends from its Mexican operations. The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of December 31, 2014. The impact of the planned intercompany dividends for 2015, net of foreign tax credits, is reflected in the estimated annual effective tax rate.

During the nine months ended September 30, 2015, the Company experienced a decrease in its annualized effective tax rate principally due to the decrease in intercompany dividends anticipated to be paid in 2015 and the related foreign tax credit.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry-back and carry-forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 30, 2015, the Company believes it has sufficient positive evidence to conclude that its federal and foreign deferred tax assets are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely than not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As of September 30, 2015, the Company believes that it has no liability for uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

Currently the Company is undergoing a normal course tax examination by the Mexican tax authorities that relates to the 2011 and 2012 tax years. The tax examinations are open and ongoing, and no further information has been communicated to the Company by the Mexican tax authorities.

6. Prepaid Expenses and Other Current Assets

At September 30, 2015 and December 31, 2014, prepaid expenses and other current assets consisted of the following:

	2015	2014
	(in thousands)
Other receivables	$76	$179
Advances to suppliers	132	1,193
Prepaid insurance	873	329
Vendor deposits	778	921
Other current assets	73	313
Total	$1,932	$2,935

7. Property, Plant and Mine Development – net

At September 30, 2015 and December 31, 2014, property, equipment and mine development consisted of the following:

	2015	2014
	(in thousands)
Machinery and equipment	$19,988	$19,398
Mine development	26,136	13,393
Furniture, computer and office equipment	2,761	2,899
Mill facilities and infrastructure	3,078	2,825
Light vehicles and other mobile equipment	1,887	1,942
Construction-in-progress	8,760	592
Asset retirement costs	354	448
Land and mineral rights	230	227
Subtotal (1)	63,194	41,724
Accumulated depletion, depreciation and amortization	(15,386)	(9,376)
Total	$47,808	$32,348

(1)	Includes accrued capital expenditures of $1.3 million and $1.6 million for the period ended September 30, 2015 and December 31, 2014, respectively.

The Company recorded depletion, depreciation and amortization expense of $1.6 million and  $5.4 million for the three and nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014, the Company recorded depletion, depreciation and amortization expense of $1.2 million and $3.1 million, respectively.

The Company has equipment leases that qualify as capital leases which have been recorded at the present value of the future minimum lease payments, including transaction fees and bargain purchase options, which approximates the net carrying value of the equipment. The equipment leases bear interest at 4.5% to 5.5% per annum, with monthly principal and interest payments of $0.1 million over the three-year lease term. The Company has an option to purchase the equipment at the end of the lease term for less than $0.1 million. Depreciation on the leased assets is recorded over their estimated useful lives. Scheduled minimum capital lease repayments are $0.3 million in 2015 and $0.9 million in 2016.

8. Investments in Equity Securities

At September 30, 2015 and December 31, 2014, the value of investments in equity securities consisted of the following:

	2015			2014
	Cost	Unrealized loss	Fair Value	Cost	Unrealized gain	Fair Value
	(in thousands)
Canamex Resources Corporation - common shares	$1,805	$(1,142)	$663	$1,805	$584	$2,389
Laguna Gold Pty Ltd - common shares (1)	231	-	231	231	-	231
Total	$2,036	$(1,142)	$894	$2,036	$584	$2,620

(1)The Company determined that it is not practicable to estimate the fair value of this investment.

9. Other Non-Current Assets

At September 30, 2015 and December 31, 2014, other non-current assets consisted of the following:

	2015	2014
	(in thousands)
Stockpiles - open pit mine	$-	$903
Deferred charge	2,911	3,175
Other non-current assets	53	-
Total	$2,964	$4,078

10. Accrued Expenses and Other Current Liabilities

At September 30, 2015 and December 31, 2014, accrued expenses and other current liabilities consisted of the following:

	2015	2014
	(in thousands)
Accrued royalty payments	$961	$1,343
Accrued vendor payables	3,595	2,212
Payroll and other taxes payable	60	107
Accrued insurance	508	235
Other	-	26
Total	$5,124	$3,923

11. Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to the Aguila Project in Oaxaca, Mexico.  The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014:

	2015	2014
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,546	$2,887
Changes in estimate	17	(17)
Foreign currency exchange gain	(345)	(325)
Reclamation liabilities – balance at end of period	2,218	2,545

Asset retirement obligation – balance at beginning of period	448	-
Changes in estimate	(114)	-
Accretion expense	36	448
Foreign currency exchange gain	(51)	-
Asset retirement obligation – balance at end of period	319	448
Total period end balance	$2,537	$2,993

12. Shareholders’ Equity

The Company declared and paid $4.9 million of dividends during each of the nine months ended September 30, 2015 and 2014. The Company has declared monthly cash dividends totaling $2.01 per share of common stock to shareholders of record since July 2010. On October 27, 2015, the Board of Directors declared a dividend on common stock totaling $0.5 million payable in November 2015.

13. Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs. The Company also compares assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in a decrease to sales of $1.2 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, and an increase to sales of $0.1 million and a decrease to sales of $2.4 million for the three and nine months ended September 30, 2014, respectively.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in an increase to sales of $0.1 million and $0.7 million for the three and nine months September 30, 2015 respectively, and a decrease to sales of $1.4 million for the three and nine months ended September 30, 2014, respectively.

Sales of metal concentrates are recorded net of smelter refining fees, treatment charges and penalties. Total charges for these items totaled $2.9 million and  $8.8 million for the three and nine months ended September 30, 2015, and $3.5 million and $9.6 million for the three and nine months ended September 30, 2014, respectively.

14. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). A summary of activity under the Plan for the nine months ended September 30, 2015 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2014	4,675,000	$9.61	5.9	$-
Granted	1,260,000	2.30	-	-
Exercised	-	-	-	-
Forfeited	(385,000)	12.55	-	-
Outstanding as of September 30, 2015	5,550,000	$7.74	5.4	$-

Vested and exercisable as of September 30, 2015	4,371,666	$8.86	5.3	$-

A total of 1,260,000 options were granted during the nine months ended September 30, 2015 of which 225,000 options vested immediately and have an exercise term of 10 years. The remaining options vest over a three year period and have an exercise term of 10 years.

The following table summarizes information about stock options outstanding at September 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.26 - $3.39	1,260,000	9.95	$2.30	225,000	$2.30
$3.40 - $3.95	1,900,000	2.95	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,390,000	6.86	$10.86	1,246,666	$10.62
$17.10 - $20.51	1,000,000	6.88	$18.02	1,000,000	$18.02
	5,550,000	6.23	$7.74	4,371,666	$8.86

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the three and nine months ended September 30, 2015 was $1.4 million and $3.3 million, respectively, and for the three and nine months ended September 30, 2014 was $1.9 million and $3.9 million, respectively.

Stock-based compensation expense has been allocated between production costs and general and administrative expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Production costs	$412	$759	$1,019	$1,723
General and administrative expenses	968	1,133	2,274	2,124
Total	$1,380	$1,892	$3,293	$3,847

The estimated unrecognized stock-based compensation expense from unvested options as of September 30, 2015 was $0.7 million, and is expected to be recognized over the remaining vesting periods of up to three years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes-Merton method are summarized below:

	Nine months ended September 30,
	2015	2014
Risk-free interest rate	1.03%	1.53%
Dividend yield	5.22%	1.63%
Expected volatility	58.79%	55.35%
Expected life in years	5	5

15. Other (Expense) Income, Net

Other (expense) income, net consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Unrealized currency exchange (loss) gain	$(497)	$(488)	$326	$(512)
Realized currency exchange (loss) gain	(105)	75	(369)	(21)
Impairment loss on gold and silver coins and bullion	(187)	(162)	(260)	(162)
Unrealized (loss) gain from investments (1)	(227)	702	(1,726)	1,504
Interest income	(133)	41	14	123
Interest expense	(19)	(43)	(70)	(139)
Other income (expense)	135	(56)	5	(27)
Total	$(1,033)	$69	$(2,080)	$766

(1)

The unrealized (loss) gain due to changes in an equity investment include gains and losses that are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding our fair value measurements and investments, please see notes 2 and 8 to these condensed consolidated financial statements.

16. Net (Loss) Income per Share

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

The effect of potentially dilutive stock options on the weighted average number of shares outstanding is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except shares and per share amounts)
Net (loss) income	$(469)	$(1,455)	$5,396	$12,890
Basic weighted average shares of common stock outstanding	54,179,369	54,179,369	54,179,369	54,098,783
Dilutive effect of stock options	-	-	21,905	599,965
Diluted weighted average common shares outstanding	54,179,369	54,179,369	54,201,274	54,698,748
Net (loss) income per:
Basic share	$(0.01)	$(0.03)	$0.10	$0.24
Diluted share	$(0.01)	$(0.03)	$0.10	$0.24

Stock options to purchase 5,550,000 and 4,290,000 shares of common stock for the three and nine months ended September 30, 2015, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive. Stock options to purchase 4,955,000 and 3,055,000 shares of common stock for the three and nine months ended September 30, 2014, respectively, were excluded from the calculation of diluted earnings per share because they were antidilutive.

17. Supplementary Cash-Flow Information

During the nine months ended September 30, 2015 and 2014, within the net cash provided by operations on the statement of cash flows consisted the following:

	2015	2014
	(in thousands)
Impairment loss on gold and silver coins and bullion	$260	$162
Reclamation and remediation	36	-
Amortization of deferred charge	265	-
Other	511	-
Total other operating adjustments and write-downs	$1,072	$162

.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2015 and compares those results to the three and nine months ended September 30, 2014. It also analyzes our financial condition at September 30, 2015 and compares it to our financial condition at December 31, 2014. This discussion should be read in conjunction with the management’s discussion and analysis and the audited financial statements and footnotes for the year ended December 31, 2014 contained in our annual report on Form 10-K for the year ended December 31, 2014.

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

The mill located at our Aguila Project produced, on a precious metal gold equivalent basis (at an actual gold/silver ratio of 77:1), 14,133 ounces for the three months ended September 30, 2015. During the same period, we sold 12,773 precious metal gold equivalent ounces produced at a total cash cost per ounce of $603. The Aguila Project mill produced, on a precious metal gold equivalent basis 48,370 ounces for the nine months ended September 30, 2015. During the same period, we sold 46,183 precious metal gold equivalent ounces produced at a total cash cost per ounce of $505. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. Please see the section titled Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

For the three months ended September 30, 2015, we reported revenue of $19.4 million, mine gross profit of $4.4 million and a net loss of $0.5 million. For the nine months ended September 30, 2015, we reported revenue of $71.1 million, mine gross profit of $25.4 million and net income of $5.4 million.

Exploration Activities

Oaxaca Mining Unit

The Aguila Project: Our mine exploration activities during the third quarter of 2015 at the Aguila Project focused mainly on surface exploration drilling to target the feeder veins and extensions of manto mineralization at the Aguila open pit on the Aguila Project, where operations ceased in 2011. All of the manto drilling indicates additional high-grade gold mineralization north/northwest of the historic open pit. Drilling results are currently being evaluated for potential mining and processing in either the Aguila mill’s flotation or agitated leach circuits. We also continued to advance the exploration ramp to the Switchback vein system during the quarter with the goal to access previously delineated mineralized material at the Switchback deposit by year end. As ongoing ramp development advances towards the

Switchback, we are planning to construct a third drill station which we anticipate will provide a more advantageous distance and drill angles to continue exploration at Switchback.

At the end of the third quarter of 2015, surface drilling resumed on the Salina Blanca prospect, located southwest of the Arista mine. This program is following up mineralized drill intercepts identified during previous drilling campaigns at Salina Blanca. Twelve diamond drill holes totaling 3,485 meters were completed at the Aguila Project during the third quarter of 2015.

Las Margaritas property: Surface diamond drilling continued at Las Margaritas in the third quarter of 2015 to test numerous targets delineated by geochemical and geophysical data. Multiple high-grade intercepts were returned for the Tapada and other veins at Las Margaritas. Twelve surface diamond drill holes totaling 4,482 meters were completed during the quarter at Las Margaritas.

Alta Gracia property: Mining agreements with the local Alta Gracia community were being finalized and mine permitting was on-going during the third quarter.

Nevada Mining Unit

Radar property:  Evaluation of recent drill results and previously collected rock and soil geochemical data was completed during the third quarter of 2015.  A program to test additional drilling targets at Radar is being planned for 2016.

Goose property: Field investigations to identify drill targets were completed on the Goose property during the third quarter of 2015. Exploration targets identified at Goose will be included in the drilling program planned for Radar in 2016.

Results of Operations

The following table summarizes our results of operations:

Operating Data	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Sales, net	$19,437	$21,052	$71,082	$85,873
Mine gross profit	4,441	6,847	25,389	39,797
Operating (loss) income	(282)	(415)	10,941	24,388
Other (expense) income	(1,033)	69	(2,080)	766
(Loss) income before income taxes	(1,315)	(346)	8,861	25,154
Provision for income taxes	(846)	1,109	3,465	12,264
Net (loss) income	$(469)	$(1,455)	$5,396	$12,890

Sales, net

Metal sales of $19.4 million for the three months ended September 30, 2015 decreased by $1.6 million, or 8% when compared to the same period in 2014. This decrease was primarily due to lower realized gold and silver prices and lower silver production when compared to the same period in 2014. The lower silver sales were partially offset by an increase in sales of gold and base metals. For the three months ended September 30, 2015, realized prices for metals decreased from the third quarter of 2014 as follows: gold by 14% to $1,115 per ounce, silver by 28% to $14.50 per ounce, copper by 31% to $4,883 per tonne, lead by 28% to $1,619 per tonne, and zinc by 29% to $1,701.

Metal sales of $71.1 million for the nine months ended September 30, 2015 decreased by $14.8 million, or 17% when compared to the same period in 2014. This decrease was primarily due to the lower silver production and lower realized gold and silver prices. For the nine months ended September 30, 2015, realized prices for metals decreased from the same period of 2014 as follows: gold by 9% to $1,177 per ounce, silver by 19% to $16.09 per ounce, copper by 21%

to $5,436 per tonne, lead by 19% to $1,746 per tonne, and zinc by 10% to $1,981. Please see the Production and Sales Statistics-Arista Underground Mine table below for additional information regarding our mineral production statistics for the three and nine months ended September 30, 2015 and 2014.

Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost after by-product credits measure noted in our non-GAAP measures disclosure. We currently report the sale of base metals as part of our revenue.

We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. We consider copper, lead and zinc to be by-products of our precious metal gold equivalent production; consequently the value of these metals is applied as a reduction to total cash costs in our calculation of total cash cost, after by-product credits, per precious metal gold equivalent ounce sold, including royalties. Please see Non-GAAP Measures below for additional information.

Production

For the three months ended September 30, 2015, mill production totaled 6,825 ounces of gold, an increase of 5% over the same period in 2014, while silver production totaled 561,985 ounces, a decrease of 18% over the same period in 2014. On a precious metal gold equivalent basis, our mill production totaled 14,133 ounces for the three months ended September 30, 2015, compared to 17,262 precious metal gold equivalent ounces for the same period in 2014, or an 18% decrease. Lower base metal head grades were offset by a 32% increase in tonnes milled compared to the same period in 2014. We processed lower grade ore due to excessive mining dilution primarily in the month of August, while the tonnages and grades for July and September were more in line with expectations for the quarter. While gold and silver ore grades were expected to be lower than in the prior year, actual grades were further affected by the excessive mining dilution. Please see Production and Sales Statistics-Arista Underground Mine table below for additional information regarding our mineral production statistics.

For the nine months ended September 30, 2015, mill production totaled 21,960 ounces of gold, a decrease of 18% over the same period in 2014, while silver production totaled 1,932,611 ounces, a decrease of 23% over the same period in 2014. On a precious metal gold equivalent basis, our mill production totaled 48,370 ounces compared to 65,182 precious metal gold equivalent ounces for the same period in 2014, a decrease of 26%.

We continue to focus on mining and development activities at the Arista underground mine. Our production rate and estimated average grades at Arista are a direct result of our mine development and the establishment of sufficient stopes and working faces while maintaining development consistent with the mine plan. We improved water inflow management by increasing capacity of the primary pump station on mine level 11.5. The Aguila mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day assuming grade and dilution parameters are met. During the three and nine months ended September 30, 2015, we processed 1,143 and 1,104 ore tonnes per calendar day compared to 865 and 1,040 ore tonnes per calendar day for the same periods in 2014, representing an increase of 34% and 6%, respectively.

During the first three quarters of 2015, our production delivered 93% of gold and 87% of silver, against the low end of the range for our 2015 Outlook, which was originally set at 31,500 gold ounces and 2,970,000 silver ounces at the beginning of the year. We have revised our 2015 Outlook to 29,600 gold ounces and 2,500,000 silver ounces. The revised annual production target represents a reduction to the low end of the original 2015 Outlook of 6% for gold ounces produced and 16% for silver ounces produced.

The following table summarizes certain information about our mining operations:

Production and Sales Statistics-Arista Underground Mine

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Milled
Tonnes Milled	105,309	79,568	300,190	283,793
Tonnes Milled per Day	1,143	865	1,104	1,040
Grade
Average Gold Grade (g/t)	2.25	2.78	2.52	3.18
Average Silver Grade (g/t)	180	291	216	297
Average Copper Grade (%)	0.41	0.47	0.39	0.40
Average Lead Grade (%)	1.41	2.12	1.37	1.52
Average Zinc Grade (%)	4.02	5.67	3.78	3.97
Recoveries
Average Gold Recovery (%)	90	92	90	92
Average Silver Recovery (%)	92	92	93	92
Average Copper Recovery (%)	80	76	79	78
Average Lead Recovery (%)	75	80	75	76
Average Zinc Recovery (%)	83	85	82	83

Mill production (before payable metal deductions)(1)
Gold (ozs.)	6,825	6,523	21,960	26,687
Silver (ozs.)	561,985	687,240	1,932,611	2,506,466
Copper (tonnes)	343	284	929	891
Lead (tonnes)	1,114	1,350	3,071	3,273
Zinc (tonnes)	3,499	3,816	9,299	9,340
Payable metal sold
Gold (ozs.)	6,220	2,932	21,994	19,846
Silver (ozs.)	503,929	575,413	1,770,093	2,171,298
Copper (tonnes)	332	228	877	751
Lead (tonnes)	1,049	1,204	2,875	2,938
Zinc (tonnes)	2,905	2,976	7,668	7,383
Average metal prices realized (2)
Gold ($ per oz.)	1,115	1,295	1,177	1,287
Silver ($ per oz.)	14.50	20.24	16.09	19.77
Copper ($ per tonne)	4,883	7,103	5,436	6,920
Lead ($ per tonne)	1,619	2,238	1,746	2,157
Zinc ($ per tonne)	1,701	2,394	1,981	2,209
Precious metal gold equivalent ounces produced (mill production) (1)(3)(4)
Gold Ounces	6,825	6,523	21,960	26,687
Gold Equivalent Ounces from Silver	7,308	10,739	26,410	38,495
Total Precious Metal Gold Equivalent Ounces	14,133	17,262	48,370	65,182
Precious metal gold equivalent ounces sold (3)(4)
Gold Ounces	6,220	2,932	21,994	19,846
Gold Equivalent Ounces from Silver	6,553	8,991	24,189	33,348
Total Precious Metal Gold Equivalent Ounces	12,773	11,923	46,183	53,194
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (5)	$1,250	$1,324	$1,046	$958
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (5)	$603	$364	$505	$434

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

(3)

For the three months ended September 30, 2015, precious metal gold equivalent mill production differs from gold equivalent ounces sold due principally to buyer (smelter) concentrate processing and other deductions of approximately 1,204 gold equivalent ounces and a decrease in gold equivalent ounces contained in ending inventory of approximately 121 ounces.

(4)

For the nine months ended September 30, 2015, precious metal gold equivalent mill production differs from gold equivalent ounces sold due principally to buyer (smelter) concentrate processing and other deductions of approximately 3,687 gold equivalent ounces and a decrease in gold equivalent ounces contained in ending inventory of approximately 279 ounces.

(5)	For a reconciliation of this non-GAAP measure to total mine cost of sales, which is the most comparable U.S. GAAP measure, please see Non-GAAP Measures.

Mine gross profit. For the three months ended September 30, 2015, mine gross profit and mine gross profit percent totaled $4.4 million and 23% compared to $6.8 million and 33% for the same period in 2014. For the nine months ended September 30, 2015, mine gross profit and mine gross profit percent totaled $25.4 million and 36% compared to $39.8 million and 46% for the same period in 2014. The decrease in mine gross profit and mine gross profit percent during the 2015 periods were primarily driven by lower sales, lower realized metal prices and the increase in depreciation and amortization expense since we started capitalizing property, plant and mine development during 2014.

General and administrative expenses. For the three months ended September 30, 2015, general and administrative expenses totaled $2.9 million, compared to $4.4 million for the same period of 2014. For the nine months ended September 30, 2015, general and administrative expenses totaled $8.0 million compared to $9.6 million for the same period of 2014. The decrease in general and administrative expenses for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily due to decreased IT support costs and stock based compensation, partially offset by increased audit fees.

Exploration expenses.  For the three months ended September 30, 2015, property exploration expenses totaled $1.8 million, compared to $2.9 million for the same period of 2014. For the nine months ended September 30, 2015, property exploration expenses totaled $6.4 million, compared to $5.8 million during the same period of 2014. The decrease in property exploration expenses for the three months ended September 30, 2015 compared to the same period in 2014 is a result of reduced exploration spending as a cost cutting measure. The increase in property exploration expenses for the nine months ended September 30, 2015 compared to the same periods in 2014 reflects increased exploration activity during the first half of 2015, mainly for underground drilling at the Arista mine and surface drilling at Las Margaritas and Radar. We continued exploration activities at both our Oaxaca and Nevada Mining Units in the third quarter of 2015, although at a reduced rate from the second quarter of 2015 and the third quarter of 2014, as we continue efforts to control costs in the existing commodity price environment.

Other (expense) income, net. For the three months ended September 30, 2015, we recorded other expense of $1.0 million compared to other income of $0.1 million during the same period of 2014. For the nine months ended September 30, 2015, we recorded other expense of $2.1 million compared to other income of $0.8 million during the same period of 2014. The change in other (expense) income for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to foreign currency losses, a decrease in the value of equity investments and write-downs on our gold and silver bullion in the 2015 periods. The change in other (expense) income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to unrealized losses related to a decrease in the value of equity investments and a write-down on our gold and silver bullion.

Provision for income taxes. For the three months ended September 30, 2015, income tax expense decreased to a benefit of $0.8 million compared to an expense of $1.1 million for the same period in 2014. For the nine months ended September 30, 2015, income tax expense decreased to $3.5 million compared to $12.3 million for the same period in 2014. See Note 5 to the Condensed Consolidated Financial Statements for additional information.

Net (loss) income. For the three months ended September 30, 2015, net loss was $0.5 million, or $0.01 per basic and diluted share, as compared to net loss of $1.5 million or $0.03 per basic and diluted share, for the same period in 2014. For the nine months ended September 30, 2015, net income was $5.4 million, or $0.10 per basic and diluted share, as compared to $12.9 million or $0.24 per basic and diluted share, for the same period in 2014. The decrease in net income for the year was the result of the matters described above.

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

In the table below, we have reconciled total cash cost, before by-product credits and total cash cost, after by-product credits to total mine cost of sales, which is a reported U.S. GAAP measure. Total cash cost, before by-product credits, includes all direct and indirect operating cash costs related to our production of precious metals which includes mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and general and administrative costs.

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

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$15,972	$15,792	$48,312	$50,984
By-product credits (2)	(8,258)	(11,440)	(24,979)	(27,836)
Total cash cost (after by-product credits)	7,714	4,352	23,333	23,148
Divided by precious metal gold equivalent ounces sold (3)	12,773	11,923	46,183	53,194
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	1,250	1,324	1,046	958
By-product credits per precious metal gold equivalent ounces sold (2)	(647)	(960)	(541)	(524)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$603	$364	$505	$434

(1)

Includes all direct and indirect operating cash costs related to our production of metals including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and site general and administrative costs.

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

The following table reconciles our non-GAAP measure of total cash costs to total mine cost of sales, the most comparable U.S. GAAP measure from our condensed consolidated financial statements:

Reconciliation to U.S. GAAP

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total cash costs (after by-product credits)	$7,714	$4,352	$23,333	$23,148
Treatment and refining charges	(2,973)	(3,526)	(8,869)	(9,600)
By-product credits	8,258	11,440	24,979	27,836
Depreciation and amortization	1,579	1,180	5,195	2,969
Accretion	6	-	36	-
Stock-based compensation	412	759	1,019	1,723
Total mine cost of sales	$14,996	$14,205	$45,693	$46,076

The following table summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

Summary of By-Product Revenue and By-Product Credit per Precious Metal Gold Equivalent Ounces Sold

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
By-product credits by dollar value:
Copper sales	$1,619	$1,616	$4,769	$5,188
Lead sales	1,698	2,696	5,020	6,336
Zinc sales	4,941	7,128	15,190	16,312
Total sales from by-products	$8,258	$11,440	$24,979	$27,836

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$127	$136	$103	$98
Lead sales	133	226	109	119
Zinc sales	387	598	329	307
Total by-product precious metal gold ounces sold	$647	$960	$541	$524

Adjusted Cash Flow from Mine Site Operations

Adjusted cash flow from mine site operations is furnished to provide additional information and is a non-GAAP measure. This measure should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP, as it does not include all adjustments necessary for such presentation. We believe that certain investors use this measure as a basis to assess mine performance and we use it as a measure for our targeted distributions to shareholders. Dividends may vary in amount and consistency or be discontinued at management’s discretion depending on variables including but not limited to operational cash flows, development requirements, strategies, construction, spot gold and silver prices, taxation, general market conditions and other factors described in our public filings.

The following table provides a reconciliation of adjusted cash flow from mine site operations to mine gross profit (a U.S. GAAP measure) as presented in the condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Mine gross profit	$4,441	$6,847	$25,389	$39,797
Stock-based compensation	412	759	1,019	1,723
Depreciation and amortization	1,579	1,180	5,195	2,969
Reclamation and remediation	6	-	36	-
Adjusted cash flow from mine site operations	$6,438	$8,786	$31,639	$44,489

Liquidity and Capital Resources

As of September 30, 2015, we had working capital of $17.8 million, consisting of current assets of $36.2 million and current liabilities of $18.4 million. This represents a decrease of $11.5 million from the working capital balance of $29.3 million at December 31, 2014. Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development, income taxes and our dividends.

For the nine months ended September 30, 2015, we declared dividends of $4.9 million, which was unchanged from the same period in 2014.

Cash and cash equivalents as of September 30, 2015 decreased to $14.1 million from $27.5 million as of December 31, 2014, a net decrease in cash of $13.4 million. The decrease is due to lower cash flow from operating activities and higher investing activities, as discussed in the paragraphs below.

Net cash provided by operating activities for the nine months ended September 30, 2015 was $14.5 million compared to $26.3 million during the same period in 2014, a  decrease of $11.8 million. The decrease is primarily due to lower operating income and the payment of Mexican mining taxes during the nine months ended September 30, 2015, compared to the same period in 2014.

Net cash used in investing activities for the nine months ended September 30, 2015 was $21.2 million compared to $10.6 million during the same period in 2014. Cash used in investing activities during the nine months ended September 30, 2015 was primarily used for mine development and the construction of the now completed third phase tailings facility.  Our major investing activity was mine development at our Aguila Project. Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including available capital and the ongoing results from the drilling programs and market conditions. Development drilling to further delineate and define our Arista deposit are considered mine development.

Net cash used in financing activities for the nine months ended September 30, 2015 was $6.0 million compared to $5.9 million during the same period in 2014. Cash used in financing activities during the nine months ended September 30, 2015 was the result of payments for dividends and capital leases.

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

In addition to adversely affecting our reserve estimates, results of operations and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Fluctuations in currency rates, particularly the relative strength of the Unites States dollar (“USD”), affect our results of operations and cash flows. The USD is our functional currency. The foreign currency that primarily impacts our results of operations is the Mexican peso (“MXN”). During the nine months ended September 30, 2015, the MXN was relatively weaker than the USD compared to the same period in 2014. Such fluctuations may give rise to foreign currency exposure, which may affect future financial results.

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

The following table summarizes the quantities of metals committed under forward sales contracts at September 30, 2015:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)

Under contract	3,674	498,213	334,451	1,050,754	1,904,425
Average price	$1,110.82	$14.71	$5,058.98	$1,668.62	$1,691.96

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

The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weakness described below.

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

PART II – OTHER INFORMATION

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the nine months ended September 30, 2015 we did not repurchase any shares of Gold Resource Corporation common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the SEC shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: November 3, 2015		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

GOLD RESOURCE CORPORATION

Dated: November 3, 2015		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2015, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the SEC shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.