Form 10-K
period 2015-12-31
GOLD RESOURCE CORP
filed 2016-03-09
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻ No  ☒

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $144,044,248 based on the closing price of the common stock of $2.76 as reported on the NYSE MKT, LLC.

As of March 7, 2016 we had 54,266,706 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding Gold Resource Corporation’s strategy, future plans for production, future expenses and costs, future liquidity and capital resources, future dividends and estimates of mineralized material. All forward-looking statements in this report are based upon information available to Gold Resource Corporation on the date of filing this report, and the company assumes no obligation to update any such forward-looking statements. Forward looking statements involve a number of risks and uncertainties and there can be no assurance that such statements will prove to be accurate. Gold Resource Corporation’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Item 1A. Risk Factors section of this Form 10-K.

In addition to the specific factors identified under Item 1A. Risk Factors in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	Commodity price fluctuations;
•	Mine protests and work stoppages;
•	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations;
•	Decisions of foreign countries and banks within those countries;
•	Unexpected changes in business and economic conditions, including the rate of inflation;
•	Changes in interest rates and currency exchange rates;
•	Timing and amount of production;
•	Technological changes in the mining industry;
•	Our costs;
•	Changes in exploration and overhead costs;
•	Access and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our products;
•	Changes in our business strategy, plans and goals;
•	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	Acts of God such as floods, earthquakes and any other natural disasters; and
•	The uncertainty of mineralized material estimates and timing of mine construction expenditures.

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

PART I

ITEM 1.BUSINESS

History and Organization

Gold Resource Corporation was organized under the laws of the State of Colorado on August 24, 1998. We are a producer of metal concentrates that contain gold, silver, copper, lead and zinc, and doré containing gold and silver at the Aguila Project in the southern state of Oaxaca, Mexico (“Oaxaca”). The Aguila Project includes the Aguila open pit mine, which ceased operations in February 2011, and the Arista underground mine, which is currently in operation. We also perform exploration and evaluation work on our portfolio of precious and base metal exploration properties in Oaxaca and Nevada, United States of America (“Nevada”) and continue to evaluate other properties for possible acquisition.

In this report, “Company,” “our,”  “us” and “we” refer to Gold Resource Corporation together with our subsidiaries, unless the context otherwise requires.

We have two units in North America, the Oaxaca Mining Unit and the Nevada Mining Unit. The majority of our assets are located at our Oaxaca Mining Unit, located on our Aguila Project, including our Aguila milling facility and Arista underground mine. The Aguila milling facility produces metal concentrates and doré from ore mined from the Arista mine, which contains precious metal products of gold and silver, and by-products of copper, lead and zinc. We perform exploration and evaluation work on our properties within our Nevada Mining Unit.

We commenced mining and milling operations at the Aguila Project in July 2010. The mill is located approximately 0.5 kilometers from the Aguila open pit mine. During 2010, we also began development of an underground mine to access the Arista deposit’s vein system. The Arista underground mine is located approximately two kilometers from the mill. Mining of the open pit was essentially completed in 2010. Approximately one-half of the open pit material was processed in 2010 and the remaining stockpiles are periodically processed with approximately one third remaining. The vast majority of our production from 2011 to present has been from the Arista mine.

In April 2014, we announced the completion of our initial reserve study. Please see Item 2. Properties, Proven and Probable Reserves for more information. The Aguila Project includes approximately 30,074 hectares of mining concessions, an access road from a major highway, haul roads, a mill facility and adjoining buildings, an assay lab, an open pit and underground mine, tailings pond and other infrastructure. Please see Item 2. Properties for maps and additional information.

Our operations in Oaxaca are conducted through our Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“DDGM”). Our Nevada exploration is done through our wholly-owned subsidiary, GRC Nevada Inc.

Our principal executive offices are located 2886 Carriage Manor Point, Colorado Springs, Colorado 80906, and our telephone number is (303) 320-7708. We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the U.S. Securities and Exchange Commission (“SEC”), as well as certain of our corporate governance documents such as our code of ethics. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at http://www.sec.gov.

Developments During 2015

For the year ended December 31, 2015, we reported revenue of $92.7 million, mine gross profit of $30.3 million and income of $3.1 million. All of our revenue is from the Aguila Project in Mexico. Our annual 2015 production from the Aguila mill totaled 29,644 gold ounces, 2,506,337 silver ounces, 1,310 copper tonnes, 4,174 lead tonnes and 13,900 zinc tonnes. In 2015, dividends distributed to shareholders totaled $0.12 per share or $6.5 million.

Oaxaca Mining Unit

During 2015, we continued to develop the Arista underground mine reaching Level 21 on the decline ramp by year end. We developed multiple stopes and working faces for mining, predominantly from Levels 14 to Level 19 during the year. The mining methods of long-hole stoping and cut-and-fill were utilized.

We also completed phase three of the tailings impoundment facility which is estimated to provide approximately two and a half years of additional holding capacity. A phase four, in which the existing dam is lifted, is planned during 2017 and is estimated to provide an additional three years of holding capacity.

Exploration work focused on the Arista deposit, including follow-up at the Switchback vein system which is an area of mineralization approximately 500 meters northeast of the Arista vein system.  Drill results have intercepted at least seven veins with mineralized material identified along a strike length of nearly 450 meters and a vertical depth of more than 450 meters. We developed an underground drift from Arista toward Switchback with a target of reaching the mineralized Switchback veins in 2016. Mine development plans are in place with a goal of developing additional drifts and declines to prepare for extracting mineralized material from Switchback during the second half of 2016. In addition to testing for water, exploration from the third drill station is expected to provide an advantageous distance and drill angles to continue exploration work at Switchback. This program targets further exploration and delineation of the multiple high-grade parallel veins at Switchback, while continuing to optimize the initial mine plan.

We also performed exploration at several of our other properties, including a surface drill program on portions of the Alta Gracia and Margaritas properties that focused on previously identified drill targets.

Nevada Mining Unit

On our Radar property in Nevada, we conducted detailed and property-wide geologic mapping and geochemical sampling as well as completing an initial 6-hole drill program consisting of 1,985 meters of core drilling.  These holes targeted anomalous gold and mercury–bearing structures along a more than two kilometer trend coinciding with numerous historic mercury mines and prospects. Results of the exploration efforts indicated potential of bulk-tonnage high-sulfidation style gold mineralization in the northern and eastern portions of the property area where mineralized targets are hosted in favorable volcanic tuff units. Further exploration drilling is under consideration for a more adequate evaluation of the mineralized potential on the Radar property. In December 2014, the Company leased the “Goose” gold property directly adjoining the Radar Project from Nevada Eagle LLC. The Goose claims add approximately 100 acres to the Company’s Nevada land holdings.

In the fourth quarter of 2015, we acquired an option to purchase a property held by Silver Reserve Corporation, a wholly-owned subsidiary of Infrastructure Materials Corp. We refer to the property as Gold Mesa, a gold bearing property in south central Nevada’s Walker Lane Mineral Belt.  We also staked 140 additional unpatented claims surrounding the original Gold Mesa property covering an area of approximately 2,800 acres. The additional claims more than double the land position, which now consists of a total of 4,580 acres, increasing our Nevada exploration potential. Although there are no work commitments pursuant to the option agreement, we are evaluating a 2016 drill campaign at Gold Mesa.  The timing will be subject to obtaining the required drill permits with a goal of extending known gold mineralization through infill and step-out drill holes.

All of our operations in Nevada are in the exploration stage. We believe that our Nevada properties are highly prospective based on their proximity to other major gold deposits in the Walker Lane Mineral Belt which are known for their significant and high-grade gold-silver production in addition to known mineralization on the properties. We believe that our Nevada properties have excellent potential for discovery of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined in the Paradise Peak and Goldfield districts. Please see Item 2. Properties for maps and additional information.

Dividends

Since July 2010, we have paid a monthly dividend.  We declared $0.11 per share and paid $0.12 per share in dividends in 2015. At the end of 2015, the Board of Directors modified the dividend to one-sixth cent per share per month or $0.02 per share per year. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing capital investment for the replacement, modernization or expansion of equipment and facilities. For more information, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below. We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to loss, environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Please see Item 1A. Risk Factors, below for additional information.

Environmental Matters

We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2015, $2.8 million was accrued for reclamation costs relating to current or previously producing properties.

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

Government Regulations and Permits

In connection with mining, milling and exploration activities, we are subject to United States and Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The department responsible for environmental protection in Mexico is Secretaria de Medio Ambiente y Recursos Naturales (“SEMARNAT”), which is similar to the United States Environmental Protection Agency. SEMARNAT has broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust and noise.

In connection with our mill and mining operations at the Aguila Project, we have and intend to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. Regulations require that an environmental impact statement, known in Mexico as a Manifiestacion de Impacto Ambiental (“MIA”), be prepared by a third-party contractor for submission to SEMARNAT. We have submitted our MIA to SEMARNAT for its review, and it has been approved. Studies required to support the MIA include a detailed analysis of these areas, among others: soil, water, vegetation, wildlife, cultural resources and socio-economic impacts. Although the regulatory process in Mexico has a public review component, proof of local community support for a project is required to gain final MIA approval. We have received the required local community support for the Aguila  Project in the area from which we are currently producing.

We have obtained in the past, and plan to obtain at the appropriate time, environmental permits, licenses or approvals required for operations. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to our operations.

In connection with exploration activities in Nevada, we are subject to various federal and state laws and regulations governing protection of the environment, including, but not limited to, the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Our activities outside the United States are also subject to various levels of governmental regulations for the protection of the environment.  In some cases, those regulations can be as, or more, restrictive than those in the United States.

Customers

During the year ended December 31, 2015,  85% of our revenue was generated from the sales of metals concentrate to Consorcio Minero de Mexico Cormin Mex. S.A. de C.V., a Trafigura Group Company (“Trafigura”). During the same period, 15% of our revenue was generated from the sales of gold and silver doré bars to Asahi Refining USA, Inc. (“Asahi Refining”). In the event that our relationship with either Trafigura or Asahi Refining is interrupted for any reason, we believe that we would be able to locate another entity to purchase our precious metals and by-product metals. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options of alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Employees and Contractors

We currently have twelve full-time employees, six of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 400 individuals employed by a third party and also use various independent contractors for constructing our underground mine, surface exploration drilling and trucking.

ITEM 1A.RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Our existing production is limited to a single mine and any interruptions or stoppages in our mining activities would adversely affect our revenue. We are presently relying on a single mine to provide mineralized material for processing at our mill facility which we sell to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to collect revenue following such interruption. Additionally, if we are unable to economically develop additional mines, we will eventually deplete the body of mineralized material and will no longer generate revenue sufficient to fund our operations. A decrease in, or cessation of, our mining operations would adversely affect our financial performance and may eventually cause us to cease operations.

If we are unable to achieve gold and silver production levels anticipated from our Aguila Project, our financial condition and results of operations will be adversely affected. We have proceeded with the processing of the mineralized material from the Arista underground mine at the Aguila Project based on estimates of mineralized material identified during exploration and in our Proven and Probable Reserve report. However, risks related to metallurgy are inherent when working with extractable minerals. Sales of gold and silver that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies and reports. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock and you may lose all or part of your investment.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties. The profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and mine construction, if warranted, are directly related to the market price of gold, silver and other base metals. The price of gold and silver may also have a significant influence on the market price of our common stock. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the prices of gold and silver may prevent our properties from being economically mined or result in the write-off of assets whose value is impaired as a result of lower commodity prices. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

Mineral	2011	2012	2013	2014	2015
Gold	$1,572	$1,669	$1,411	$1,266	$1,062
Silver	$35.12	$31.15	$23.79	$19.08	$13.82

The price of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.  Accordingly, no amount of planning or technical expertise can fully eliminate these risks. In the event gold or silver prices decline or remain low for prolonged periods of time, we might be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates. The proven and probable reserves and mineralized material stated in this report represent the amount of gold, silver, copper, lead and zinc that we estimated,  at December 31, 2015, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold, silver, copper, lead and zinc and interpretations of geologic data obtained from drill holes and other exploration techniques.

Additionally, the term “mineralized material” as used in this report does not indicate proven and probable reserves as defined by Industry Guide 7 (“Guide 7”) promulgated by the SEC or our standards. Estimates of mineralized material are subject to further exploration and development and are therefore subject to considerable uncertainty. We cannot be certain that any part or parts of the mineralized material deposit will ever be confirmed or converted into Guide 7 compliant reserves or that mineralized material can be economically or legally extracted.

If the price of gold or silver declines from recent levels, if production costs increase or recovery rates decrease, or if applicable laws and regulations are adversely changed, we can offer no assurance that the indicated level of recovery will be realized or that mineral reserves as currently reported can be mined or processed profitably. If we determine that a portion of our ore reserves become uneconomic, this may ultimately lead to a reduction in our reported reserves. Consequently, if our actual mineral reserves are less than current estimates, our business, prospects, results of operations and financial position may be materially impaired.

Our current property portfolio is limited to a single producing property and our ability to remain profitable over the long-term will depend on our ability to expand the known deposits like Arista and /or identify, explore and develop additional properties. Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, capital intensive, involves many risks and is frequently unproductive. Our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.

We have incurred substantial losses in the past and may not continue to be profitable. During the fiscal years ended December 31, 2015, 2014 and 2013, we reported comprehensive income of $3.1 million, $15.0 million and $5.3 million, respectively. We have accumulated retained deficit of $(0.9) million as of December 31, 2015. The downward trend in metal prices in recent years has caused a significant decrease in our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and you may lose all or part of your investment.

We may require significant additional capital to fund our business plan. We may be required to expend significant funds to determine if mineralized material and proven and probable mineral reserves exist at any of our non-producing properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We have spent, and may be required to continue to expend, significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies in connection with our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and prospective results of operations, the status of the national and worldwide economy, the price of gold, silver and other valuable metals and the costs associated with extracting them. The mining sector has been negatively impacted by a general decline in metal prices over the last five years. We may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our potential interest in our properties.

Revenue from the sale of our metals may be adversely affected by loss or damage during shipment and storage at our buyer’s facilities. We rely on third-party transportation companies to transport our metals to the buyer’s facilities for processing and further refining. The terms of our sales contracts with the buyers require us to rely on assay results from samples of our metals that are obtained at the buyer’s warehouse to determine the final sales value for our metals. Once the metal leaves our mill facility, we no longer have direct custody and control of these products. Theft, loss, automobile accidents, improper storage, fire, natural disasters, tampering or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our metal products. Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and our operating results may be adversely affected.

Exploration and, if deemed feasible, development of mineral properties is inherently risky and could lead to unproductive properties and/or capital investments. Our long-term success depends on our ability to identify additional mineral deposits on our properties at our Oaxaca Mining Unit or our Nevada Mining Unit and any other properties that we have or may acquire and to develop one or more of those properties into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently unproductive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold exploration is determined in part by the following factors:

•	The identification of potential gold mineralization based on surface and drill analysis;
•	Availability of government-granted exploration and construction permits;
•	The quality of our management and our geological and technical expertise; and
•	The capital available for exploration.

Substantial expenditures are required to establish proven and probable reserves through detail drilling and analysis, to develop metallurgical processes to extract metal and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade, metallurgy, rock competency and proximity to infrastructure like power, water and roads; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, environmental protection and local and communal support. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our securities and our ability to raise future financing.

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

Our producing property is subject to a lease in favor of a third party which provides for royalties on production. The leased portion of the Aguila property provides for a net smelter return royalty of 4% where production is sold in the form of gold and silver doré and 5% where production is sold in concentrate form. The requirement to pay royalties to the owner of the concessions at our Aguila property, which includes the open pit mine and underground mine, reduces our profitability.

Our profits are subject to two mining duties imposed by the Mexican government. The Mexican government requires mineral producers to pay a ‘special’ mining duty to the government of 7.5% on net profits from metal concentrate sales and an additional ‘extraordinary’ mining duty of 0.5% on gross sales of precious metals of gold, silver and platinum. This legislation has and may in the future significantly and adversely affect our results of operations, including our cash flows, which may in turn affect the amount of capital we have available for typical uses of cash, including but not limited to, reinvestment into our business, funding new projects and paying dividends to our shareholders.

The facilities and development of our underground mine and operation of our mill are subject to all of the risks inherent in development and operations. These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage a combination of North American and Mexican subcontractors and material suppliers in connection with the continued mine construction of the Aguila Project. While we anticipate taking all measures which we deem reasonable and prudent in connection with our facilities, construction of the underground mine and the operation of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

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

Our operations are subject to permitting requirements which could result in the delay, suspension or termination of our operations. Our operations, including our ongoing exploration drilling programs and production at the Aguila Project, require permits from the Mexican government. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income. We recognize the expected future tax benefit from deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2015,  our net deferred tax assets were  $21.1 million.

Our continuing reclamation obligations at our operations could require significant additional expenditures. We are responsible for the reclamation obligations related to disturbances located on all of our properties, including the Aguila Project. We have reserved a liability on our balance sheet to cover the estimated fair value of our reclamation obligation. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out. Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations and further, that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use the surface for agricultural purposes. Our ability to mine minerals is subject to maintaining satisfactory arrangements with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm. While we have successfully negotiated and signed such agreements related to the Aguila Project, our inability to maintain these agreements or consummate similar agreements for new projects could impair or impede our ability to successfully explore, develop and mine the properties.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties and personnel on a global basis. We are a small participant in the gold mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified personnel when needed to successfully operate our mine and mill site. We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified personnel, may continue to be intense in the future.

Since a significant amount of our expenses are paid in Mexican pesos and we sell our production in United States dollars, we are subject to changes in currency values that may adversely affect our results of operations. Our operations in the future could be affected by changes in the value of the Mexican peso against the United States dollar. The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms. The value of cash and cash equivalents, and other monetary assets and liabilities denominated in foreign currencies also fluctuate with changes in currency exchange rates.

Our activities are subject to significant environmental regulations, which could raise the cost of doing business or adversely affect our ability to develop our properties. Our mining operations are subject to environmental regulation by SEMARNAT. Regulations governing advancement of new projects or significant changes to existing projects require an environmental impact statement, known in Mexico as a MIA. We may also be required to submit proof of local community support for a project to obtain final approval. If an environmental impact statement is adverse or if we cannot obtain community support, our ability to explore and develop our properties could be adversely affected. Significant environmental legislation exists in Mexico, including fines and penalties for spills, release of emissions into the air, and other environmental damage, which fines or penalties could adversely affect our financial condition or results of operations. In addition, significant state and federal environmental protection laws in the US may hinder our ability to explore at our Nevada Mining Unit and may also delay or prohibit us from developing properties where economic material is found.

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm. We operate in certain jurisdictions that have experienced governmental and private sector corruption to some degree, and in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Ethics and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common stock to decline.

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

We may also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. We are modifying our enterprise software to support various operational functions, financial reporting and controls management. The modification of this system carries risks such as cost overruns, delays and interruptions. If we are not able to successfully implement these system modifications, we may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

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

We do not insure against all of the risks to which we may be subject in our operations. While we currently maintain insurance for general commercial liability claims and the physical assets at our Aguila Project, we do not maintain insurance to cover all of the potential risks associated with our operations. We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and mine construction, which risks may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business. Due to the relatively limited number of personnel that we employ, we are dependent on certain individuals to run our business. These individuals include our executive officers and other key employees. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We have no life insurance on any individual, and we may be unable to hire a suitable replacement for them on favorable terms should that become necessary.

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

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to other risk factors identified and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

•	Changes in the worldwide price for gold and/or silver;
•	Volatility in the equities markets;
•	Disappointing results from our exploration or production efforts;
•	Producing at rates lower than those targeted;
•	Political and regulatory risks;
•	Weather conditions, including unusually heavy rains;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects;
•	Lawsuits;
•	Actions by government central banks; and
•	General economic trends.

During 2015, the price of our stock has ranged from a low of $1.66 to a high of $3.83. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

Past payments of dividends on our common stock are not indictors of future payments of dividends. In 2012, we instituted a monthly cash dividend payable to holders of our common stock. During 2015, the monthly dividend was $0.01 per share per month until it was modified in December 2015 to one-sixth of a cent per share per month, or $0.02 per share per year. However, our ability to continue to pay dividends in the future will depend on a number of factors, including cash flow, mine construction requirements and strategies, other acquisition and/or construction projects, spot gold and silver prices, taxation, government imposed royalties and general market conditions. Further, a portion of our cash flow is expected to be retained to finance our operations. Any material change in our operations may affect future dividends which may be modified or canceled at the discretion of our Board of Directors. Any decrease in our monthly dividend would likely have an adverse impact on the price of our common stock.

We are subject to the Continued Listing Criteria of the NYSE MKT, and our failure to satisfy these criteria may result in delisting of our common stock. Our common stock is currently listed on the NYSE MKT. In order to maintain the listing, we must maintain certain share prices and other targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, the NYSE MKT may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE MKT’s listing requirements; if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of March 7, 2016, there were 54,266,706 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then outstanding shares without further shareholder approval. Because we have issued less of our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We classify our mineral properties into two categories: “Operating Properties” and “Exploration Properties.” Operating Properties are properties on which we operate a producing mine and are what we consider a “material”

property in accordance with Guide 7. We do not consider any of our Exploration Properties to be a “material” property for purposes of Guide  7. We anticipate that all exploration activities at our Exploration Properties will be funded through our working capital.

We currently have an interest in nine properties. Six of our properties, including one Operating Property and five Exploration Properties, are within our Oaxaca Mining Unit located in the southern state of Oaxaca, Mexico (“Oaxaca”).  In addition, we have three Exploration Properties within our Nevada Mining Unit located in south central Nevada’s Walker Lane Mineral Belt in the United States (“Nevada”). We lease two of the Nevada properties and have an option to purchase the third. Please see Item 1. Business for additional information about our business.

Proven and Probable Reserves

The term “proven (measured) reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade, and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that the size, shape, depth and mineral content of reserves is well established. The term “probable (indicated) reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

In April 2014, we announced the completion of our initial reserve study and issued a report dated December 31, 2013, confirming the existence of proven and probable reserves as defined in Guide 7. All of our reserves are located at our Arista underground mine.

We plan to update our reserve report annually.

As of December 31, 2015, our estimate of proven and probable reserves was:

Reserve Class	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper%	Lead %	Zinc %
Arista Mine
Proven	1,155,200	2.59	178	5.31	96,100	6,617,700	197,100	0.3	1.3	3.7
Probable	489,300	2.01	124	3.90	31,600	1,952,000	61,400	0.3	1.2	2.9
Total	1,644,500	2.41	162	4.89	127,700	8,569,700	258,500	0.3	1.3	3.5

For comparison, at December 31, 2014, our estimate of proven and probable reserves was:

Reserve Class	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper%	Lead %	Zinc %
Arista Mine
Proven	1,010,700	2.91	289	7.83	94,600	9,376,500	254,300	0.6	1.5	3.2
Probable	526,500	2.09	230	6.01	35,400	3,894,300	101,800	0.4	1.7	3.1
Total	1,537,200	2.63	269	7.21	130,000	13,270,800	356,100	0.6	1.6	3.2

Notes to the 2015 Proven and Probable (“P & P”) reserves:

1.

Metal prices used for P & P reserves were $1,279 per ounce of gold, $19.53 per ounce of silver, $2.98 per pound of copper, $0.91 per pound of lead and $0.91 per pound of zinc. These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.	Precious metal gold equivalent is 65.50:1 using gold and silver only to calculate gold equivalents.
3.	A breakeven Net Smelter Return (“NSR”) cutoff grade of $100 per tonne was used for estimations of P & P reserves. The term “cutoff grade” means the lowest NSR value considered economic to process.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2015 actual costs for the Aguila Project.
5.

Metallurgical recovery assumptions used were 90% for gold, 93% for silver, 80% for copper, 74% for lead and 83% for zinc. These recoveries reflect 2015 actual average recoveries for the Aguila project.

6.	P & P reserves represents estimated in-place material, diluted and factored for expected mining recovery.
7.	Minimum mining width for P & P reserves is 1.5 meters.
8.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

Mineralized Material

We use the term “mineralized material” to describe mineralization in our mineral deposits that do not constitute “reserves” under U.S. reporting requirements as governed by Guide 7.

In addition to our proven and probable reserves, we estimated measured and indicated mineralized material within the definition of Guide 7. Mineralized material does not have demonstrated economic viability. The SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces or quantities of other metals.

As of December 31, 2015, our measured and indicated mineralized material was:

Mineralized Zones	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Switchback
Measured	308,100	1.64	109	0.5	1.6	4.7
Indicated	326,500	1.59	103	0.4	1.5	4.6
	634,600	1.62	106	0.4	1.5	4.7
Alta Gracia
Measured	118,700	0.55	327	-	-	-
Indicated	66,400	0.55	312	-	-	-
	185,100	0.55	321	-	-	-
Total	819,700

For comparison, at December 31, 2014, our estimate of measured and mineralized material was:

Mineralized Zones	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Switchback
Measured	128,600	1.46	90	0.4	1.1	3.7
Indicated	320,000	1.26	90	0.4	1.1	3.8
	448,600	1.32	90	0.4	1.1	3.8
Santiago
Measured	30,300	2.30	144	0.3	0.7	1.4
Indicated	79,400	1.62	132	0.2	0.4	0.9
	109,700	1.81	135	0.2	0.5	1.0
Alta Gracia
Measured	78,800	0.47	349	-	-	-
Indicated	79,800	0.67	330	-	-	-
	158,600	0.57	339	-	-	-
Total	716,900

Notes to the 2015 measured and indicated (“M & I”) mineralized material:

1.

Metal prices used for M & I mineralized material were $1,279 per ounce of gold, $19.53 per ounce of silver, $2.98 per pound of copper, $0.91 per pound of lead, and $0.91 per pound of zinc. These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.	A breakeven NSR return cutoff grade of $100 per tonne was used for estimations of M & I mineralized material. The term “cutoff grade”

means the lowest NSR value considered economic to process.
3.

Metallurgical recovery assumptions used were 90% for gold, 93% for silver, 80% for copper, 74% for lead and 83% for zinc. These recoveries reflect 2015 actual average recoveries for the Aguila project.

4.	M&I mineralized material represents estimated material in place and diluted and factored for expected mining recovery.
5.	Minimum mining width for M & I mineralized material is 1.5 meters.
6.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

Our Proven and Probable Reserve and Mineralized Material estimates were prepared by our technical staff under the direction of Barry Devlin, Vice President of Exploration. Mr. Devlin holds a BS degree with honors in Geology, 1981, and a Masters in Geology, 1987, from the University of British Columbia, Vancouver, Canada. He is also a Professional Geologist registered with the Association of Professional Engineers and Geoscientists of British Columbia.

For a description of the key assumptions, parameters and methods used to estimate Proven and Probable Reserves and Mineralized Material included in this Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other factors, investors may review the annual reserve report posted on the Company’s website (http://www.goldresourcecorp.com.)

Oaxaca Mining Unit

All of the properties that make up our Oaxaca Mining Unit are located in Oaxaca, Mexico in what is known as the San Jose structural corridor, which runs north 70 degrees west. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca; the map below shows the general location our properties:

PUEBLA
VERACRUZ
GUERRERO
CHIAPAS
OAXACA
Oaxaca
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Sarabia
Las Margaritas
El Rey
El Chamizo
El Aguila
Alta Gracia
El Fuego
El Barrio de la Soledad
Union Hidalgo
Juchitan de Zaragoza
San Francisco Ixhuatan
Salina Cruz
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juguila
San Pedro Mixtepec
Therra Blanca
Puerto Escondido
Chacalapa
San Pedro Pochutla
Puerto Angel
Pacific Ocean
Gulf of Tehuantepect
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State

We are granted concessions from the Mexican federal government to explore and mine our properties in Mexico, please see Mining Concessions and Regulations in Mexico, below. We hold certain properties as the concession holder and lease other properties from a third party. We are required to pay concession fees to the Mexican government to maintain our interest in these concessions, and we pay concession fees for all of our mineral properties, including those which are subject to the third-party lease. The table below details information related to the mining concessions that comprise our properties in our Oaxaca Mining Unit:

	Concession Name(s)	Size	Property Interest	Acquisition Date	2015 Maintenance Fees Paid
		(in hectares) *
Operating Properties:
Aguila	Aguila and Mina El Aire	971	Lease, subject to royalty	2002	$17,548
Aguila	El Chacal and El Pilon	1,445	Concession holder, subject to royalty	2010	7,423
Aguila	El Pitayo 1, 2, 3 and 4, El Talaje and San Luis	4,775	Concession holder	2008	24,520
Aguila	El Zorrito	9,828	Concession holder	2009	50,472
Aguila	El Coyote and La Curva	7,245	Concession holder	2010	18,496
Aguila	Zopi	720	Concession holder	2011	1,842
Aguila	San Miguel Fracc 1 and San Miguel Fracc 2	2,090	Concession holder	2013	2,580
Aguila	Aguila III	3,000	Concession holder	2014	3,704
		30,074			$126,585
Exploration Properties:
Rey	Rey	172	Lease, subject to royalty	2002	$3,108
Rey	El Virrey, La Reyna	728	Concession holder	2005	13,156
Rey	El Marquez	1,874	Concession holder	2009	9,621
Chamizo	Chamizo	26,386	Concession holder	2011	67,362
Chamizo	San Pedro Fracc 2	1,860	Concession holder, subject to royalty	2013	9,553
Alta Gracia	David 1, David 2 and La Herradura	5,175	Concession holder	2008	26,577
Las Margaritas	La Tehuana	925	Concession holder	2002	16,716
Fuego	San Pedro Fracc 1	2,554	Concession holder, subject to royalty	2013	13,116
Lachiguiri	Lachiguiri	4,000	Concession holder	2014	4,938
Total:		43,674			$164,147

*  One hectare is equal to 2.4711 acres. The 73,748 hectares in which we hold an interest is equal to approximately 285 square miles.

Operating Properties

Aguila Project

Background: The Aguila Project currently comprises 17 mining concessions aggregating 30,074 hectares as described in the table above.

The early history of activity at the Aguila Project, as known by us, included prospecting and limited mining for gold and silver from the early 1900’s to the mid 1960’s. In 1998, the concessions were leased to Apex Silver Mines

Corporation of Denver, Colorado. Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters). The results did not meet Apex’s expectations so it cancelled its lease on the property in 2002.

In 2002, we leased the Aguila, El Aire and La Tehuana concessions from a third party. The Aguila and El Aire concessions are part of the Aguila Project and the La Tehuana concession comprises the Margaritas property. The Aguila lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver doré and 5% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor and the lessor may terminate it if we fail to fulfill any of our obligations, which primarily consist of paying the appropriate royalty to the lessor.

In August 2003, we commenced an initial drilling and exploration program at the Aguila Project. Through 2015, we have drilled a total of 814 core holes (both surface and underground) equaling 245,738 meters and 166 reverse circulation holes equaling 14,367 meters for a total of 980 holes totaling 260,105 meters.

In 2010, we acquired from a third party, at no additional cost, the El Chacal and El Pilon concessions, which are subject to a 2% royalty, but are not subject to the Aguila lease agreement.  We filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from the third party. The mineral concessions making up the Aguila Project are located within the San Pedro Totolapam and San Pedro Quiatoni Ejidos.

Location and Access:  The Aguila Project is located in the Sierra Madre del Sur Mountains of southern Mexico in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers southeast of Oaxaca City, the state’s capital city. The property is approximately four kilometers due northwest from the village of San Jose de Gracia.  We have constructed gravel and paved roads from the village to the mine and mill sites which supports adequate access to the property.

The climate of the Aguila Project area is dry and warm to very warm with most rainfall occurring in the summer and annual precipitation averaging 423.7 mm. The average yearly temperature is 26.6 degrees centigrade. The area is very rocky with arid vegetation. Subsistence farming occurs and the main agricultural crop is agave cactus that is cultivated for the production of mescal.

Geology and Mineralization:  The Aguila Project is located in the San Jose de Gracia Mining District in Oaxaca. Multiple volcanic domes of various scales, and probably non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character.

Historically, we have produced ore from two locations on the Aguila property, the Aguila open pit mine and the underground mine at the Arista vein system. The Aguila open pit mineralization is considered low sulfidation, epithermal mineralization primarily of gold with some silver and no base metals. The Arista vein system is considered intermediate epithermal mineralization of gold, silver, copper, lead, and zinc. The host rock at the Arista vein system is primarily andesite.

Facilities:  We constructed a mill facility and infrastructure at the Aguila Project for approximately $35 million in 2009, and expanded the mill facility in 2012 and 2013, spending an additional $23 million. The flotation mill expansion, completed at the end of 2013, increased the number of flotation cells, added a second ball mill to allow for additional processing capacity and a Knelson gravity concentrator.  In 2014 we completed a doré processing facility. The Aguila mill is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic mineralized material and producing up to three separate concentrate products for sale. The mill also has an agitated leach circuit capable of producing gold and silver doré for sale. Depending on the specific type and characteristics of the mineralized material, the mill can process sulfide material in its flotation circuit at a nominal 1,500 tonnes of mineralized material per day. The agitated leach circuit can process a nominal 300 tonnes per day.

Power is provided by diesel generators at the site. We obtained water rights from the Mexican government for an amount of water that we believe is sufficient to meet our operating requirements and pump it approximately five kilometers to the site from a permitted well located near the Totolapam River.

Additional improvements at the site include a second diesel generation power plant and switch gear, paving a three kilometer section of the road from the mine to the mill, construction of a new surface maintenance garage and fuel station, haul roads from the mine site to the mill, mill facility office space, an assay lab, an exploration office, a tailings impoundment facility and other infrastructure.

During 2015 a third phase tailings facility was constructed with an estimated two and a half years holding capacity, depending on mill throughput. A phase four tailings facility has been engineered and is planned for construction during 2017.

Exploration Activities

Exploration at the Aguila Project during 2015 primarily focused on the Arista mine’s Arista and Switchback vein systems. Currently more than 20 veins have been identified at the Arista vein system. The new Viridiana vein was discovered during 2015 along with indications of additional veins. The relatively new Switchback vein system has at least 7 veins with indications of additional veins as well. Drilling the Arista vein system has shown mineralized material over 1,000 meters of strike length and more than 500 meters of depth with certain veins open along strike and depth.  Drilling the Switchback vein system has shown mineralized material 450 meters on strike and 450 meters depth with certain veins open on strike and depth.

During the year we focused primarily on infill and step-out drilling to further define the Arista mine’s mineralization and to assist in mine planning. In addition to targeting the vein systems at the Arista underground mine, surface exploration drilling was conducted on the Aguila Project targeting the potential feeder veins of the Aguila open pit, and Santiago veins and the Escondida and Salina Blanca prospects located northwest and southwest of the Arista mine, respectively. We completed an additional 93 diamond drill holes (both surface and underground) totaling 29,363 meters. Economically significant gold, silver and base metal values at Escondida and Salina Blanca were encountered and further drilling is planned in 2016. The results from these activities have also generated additional exploration targets that are marked for future drilling.

During 2015, we drifted approximately 450 meters from our Arista vein system towards the Switchback vein system located approximately 500 meters to the northeast. In order to test for potential water flows in the Switchback veins, and prepare for water management, we stopped the drift approximately 50 meters from the veins and set up a third drill station from which we tested for water. The initial holes did not encounter an appreciable amount of water, although we do expect to encounter water courses in the future as we develop the Switchback vein system. From the new drill station, we continued our exploration with infill and step-out holes which intercepted high-grade polymetallic gold, silver, copper, lead and zinc mineralization in multiple en echelon veins. 2015 drill highlights included a 15.22 meters wide zone averaging 3.18 g/t gold, 292 g/t silver, 0.87% copper, 1.56% lead and 4.26% zinc which included 1.15 meters grading 12.65 g/t gold, 822 g/t silver, 0.75% copper, 0.93% lead and 1.59% zinc.

Development plans in 2016 include the completion of a second drift from the Arista vein system to the Switchback vein system, which will be located approximately seven levels (140 meters) below the first drift driven to Switchback in 2015 from the fourteen level. Construction of the second drift to Switchback began in January 2016 with a goal to complete it during the third quarter of 2016, which will be dependent on drift progression, rock competency, and potential water courses that may be encountered during development. Once the second drift reaches Switchback, multiple levels are planned for development between these two drifts, followed by preparation of ore blocks for future bulk tonnage mining.

The 2016 exploration program’s primary goal is to continue expanding the Arista mine’s mineralization at both the Arista and Switchback vein systems. As we continue to drill and expand Switchback along both strike and depth, we look forward to planned Switchback mine development advancing to a point where we can touch the mineralized veins and potentially convert Switchback mineralized material into proven and probable reserves for 2017.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning our mining operations at the Aguila Project.

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession. We leased this concession from a third party in October 2002 along with two of the concessions comprising the Aguila property. The terms of this agreement are discussed under “Aguila Project” above. It is comprised of approximately 925 hectares located along our 55 kilometer mineralized trend and adjacent to the Aguila Project.

At the Margaritas property, we drilled 23 holes totaling 10,409 meters in 2015; to-date, we have drilled 47 core holes for a total of 18,444 meters. High-grade drill results in 2015 were mainly on the Tapada Vein which included 2.15 meters grading 1.15 g/t gold and 599 g/t silver, 0.68 meters grading 1.65 g/t gold and 1,260 g/t silver and 0.30 meters grading 7.05 g/t gold and 4,010 g/t silver. In 2015, a soil and rock geochemical program also continued at the Margaritas property. This program expanded upon the geochemical program began in 2014. Soil and rock samples were collected on lines oriented from southwest to northeast across the projection of known regional structures. The soil data showed a series of west-northwest and northwest trending trends visible in the epithermal pathfinder suite of metals (gold, silver, arsenic, antimony, mercury and thallium). These linear patterns spatially correlate with known historical mining in the Margaritas district. The linear patterns also extend beyond and between the known workings and establish additional trends for prospecting along mapped structural orientations. Geological mapping and geochemical sampling identified a new gold and silver mineralized zone called “Trenes” at Margaritas with rock chip samples returning values up to 1.0 meter of 2.67 g/t gold and 240 g/t silver. An initial surface diamond drilling program is being planned for Trenes in 2016.

Alta Gracia Property

In August 2009, we acquired claims adjacent to the Margaritas property in the Alta Gracia Mining District by filing concessions known as the David 1, the David 2 and La Herradura,  totaling 5,175 hectares.

Additional follow-up surface drilling was conducted at Alta Gracia during 2015 with 9 diamond drill holes totaling 2,554 meters completed; to date, we have drilled 97 core holes for a total of 21,675 meters.  The 2015 drill campaign continued to focus on the Mirador vein near the historic Mirador underground mine. High-grade intercepts on the Mirador vein included 4.01 meters averaging 2.52 g/t gold and 595 g/t silver. A second Mirador vein intercept in the hanging wall returned 2.12 meters grading 1.74 g/t gold and 493 g/t silver. The Mirador vein gold and silver mineralization discovered to date still does not show any appreciable base metals, so this precious metal mineralization can potentially be trucked to and processed through the agitated leach circuit at our mill located at our Aguila Project. In 2015, mineable resources were estimated and metallurgical test work completed with mining and processing of Alta Gracia mineralized material contemplated at our Aguila processing facility in 2016. Follow-up drilling is also being planned for Alta Gracia in 2016.

Chamizo Property

In June 2011, we staked mineral claims between the Rey property and Alta Gracia property along  a trend and acquired an exploration concession from the Mexican government of approximately 26,386 hectares referred to as Chamizo.  In March 2013, we acquired a property known as Cerro Colorado (comprised of the San Pedro Fracc. 2 concession) from Almaden Minerals, Ltd. consisting of approximately 1,860 hectares. The Cerro Colorado property is surrounded by our Chamizo concession and we include it as part of the Chamizo property. Any future production from the Cerro Colorado concession is subject to a 2% net smelter return royalty in favor of Almaden.

Because of the close proximity of Chamizo to Alta Gracia, exploration activity began on this property during late 2011 and to date has been limited to geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters. No significant work was conducted at Chamizo during 2015. In 2016, surface geological mapping and geochemical sampling of several new prospective targets identified on the Chamizo property is expected to continue.

Fuego Property

In March 2013, we acquired the Fuego property (comprised of the San Pedro Fracc. 1 concession) from Almaden Minerals Ltd. subject to a 2% net smelter return royalty. The Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and Chamizo properties. In 2013, Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling were conducted on the Fuego property during 2013 through 2015 to allow us to meet the acceptable minimum amount of work required to maintain the claims. We plan to conduct further geologic mapping and sampling in 2016.

Rey Property

The Rey property consists of concessions on the far northwest end of our 55 kilometer mineralized corridor in the State of Oaxaca known as Rey,  El Virrey,  La Reyna and El Marquez. We acquired the Rey concession from a third party and it is subject to a 2% net smelter return royalty payable to them on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The Rey property is located approximately 64.4 kilometers by road from the Aguila Project. There is no plant or equipment on the Rey property. If exploration is successful, any mining would probably require an underground mine where mineralized material could be trucked to the Aguila mill located on the Aguila Project for processing. Limited drilling at Rey has encountered gold and silver mineralization up to one meter of 132.5 g/t gold and 1.5 meters of 958 g/t silver. The mineralized material has been located within 100 meters from the surface. To date, we have drilled 48 core holes for a total of 5,273 meters at the Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling. We ceased work at the Rey property during 2012, following a request to obtain additional approvals from local community agencies. We continue to work with the local agencies and anticipate resolving the matter, but we have no assurance that we will be able to resume our exploration activities in the near term. If the matter is resolved, we will conduct follow-up drilling and exploration based on the drilling done in 2008. We do not anticipate any significant exploration activities at Rey in 2016. However, we plan to conduct the acceptable minimum amount of work required to maintain the claims.

Mining Concessions and Regulations in Mexico

Mineral rights in Mexico belong to the Mexican federal government and are administered pursuant to Article 27 of the Mexican Constitution. All of our mining concessions are exploitation concessions, which may be granted or transferred to Mexican citizens and corporations. Our leases or concessions are held by our Mexican subsidiary. Exploitation concessions have a term of 50 years and can be renewed for another 50 years. Concessions grant us the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessment are set by regulation, may increase over the life of the concession and include periodic adjustments for inflation. Mining concessions are registered at the Public Registry of Mining in Mexico City and in regional offices in Mexico.

Mexican mining law does not require payment of finder’s fees to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Mexican Geological Survey. None of the claims held by DDGM are under such a discovery premium regime.

Ejido Lands and Surface Right Acquisitions in Mexico

Surface lands within our Oaxaca Mining Unit are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. We have an agreement with the local San Pedro Totolapam Ejido allowing exploration and exploitation of mineralization at the Aguila Project and some of our surrounding properties.

Mexican law recognizes mining as a land use generally superior to agriculture. However, the law also recognizes the rights of the Ejidos to compensation in the event mining activity interrupts or discontinues their use of the agricultural lands. Compensation is typically made in the form of a cash payment to the holder of the agricultural rights. The amount of such compensation is generally related to the perceived value of the agricultural rights as negotiated in the first instance between the Ejidos and the owner of the mineral rights. If the parties are unable to reach agreement on the amount of the compensation, the decision will be referred to the government.

We have established surface rights agreements with the San Pedro Totolapam Ejido and the individuals impacted by our proposed operations which allow disturbance of the surface where necessary for our exploration activities and mining operations.

Nevada Mining Unit

Exploration Properties

Radar Property

In September 2014, we leased the Radar property from Altan Nevada Minerals Limited for ten years. The Radar property covers an area of approximately 3,550 acres and is made up of 178 unpatented lode claims located in the area known as the Walker Lane Mineral Belt in central Nevada. Radar is immediately adjacent to the past-producing gold-silver-mercury Paradise Peak Mine, near the Round Mountain and Rawhide mines. Pursuant to the lease, we are required to make work expenditures of up to $250,000 annually to maintain our interest in the property and at our option we may purchase the property for $1.5 million, subject to a 3% net smelter return (“NSR”) royalty, at any time prior to the expiration of the lease term.

In 2015, we conducted detailed and property-wide geologic mapping and geochemical sampling as well as completing an initial 6-hole program consisting of 1,985 meters of core drilling at Radar. These holes targeted anomalous gold and mercury–bearing structures along a more than two kilometer trend coinciding with numerous historic mercury mines and prospects. Results of the exploration efforts indicated potential of bulk-tonnage high-sulfidation style gold mineralization in the northern and eastern portions of the property area where mineralized targets are hosted in favorable volcanic tuff units.  Further exploration drilling is being evaluated on the mineralized potential on the Radar property in 2016.

Goose Property

In December 2014, we leased the Goose property from Nevada Eagle LLC for five years. The Goose property consists of five unpatented lode claims covering approximately 100 acres adjacent to Radar in the Walker Lane Mineral Belt. The claims comprising the Goose property cover “Newman Ridge,” a mountain located directly west of the past producing Paradise Peak mine, near the Round Mountain and Rawhide mines. We have an option to purchase the property for $175,000, subject to a 2% NSR royalty, at any time prior to the expiration of the lease term. The Goose Property is located within the area of interest for the Radar Property which is being leased from Altan Nevada Minerals Limited and is subject to an additional 3% smelter return royalty. The same bulk-tonnage high-sulfidation style gold mineralization hosted in favorable volcanic tuff units extends onto the Goose property from Radar. Field investigations to identify drill targets were conducted on the Goose property in 2015. Further investigations and exploration drilling are being evaluated for Goose in 2016.

Gold Mesa Property

In November 2015, we acquired an option to purchase a gold bearing property in Nevada, held by Silver Reserve Corporation (“SRC”), a wholly-owned subsidiary of Infrastructure Materials Corp., which we refer to as “Gold Mesa.” The option gives the Company the exclusive right to purchase the property at any time over a term of 36 months. The option is exercisable for $270,000 cash and restricted common stock valued at $1,000,000 at closing. There are no work commitments associated with this option.

Gold Mesa consists of approximately 1,780 acres with 89 unpatented claims and 3 patented claims in central Nevada’s Walker Lane Mineral Belt. The property is located 17 miles south-southeast of the Radar and Goose properties. A portion of the property’s claims were mined historically on a very small scale as an underground mine in the early 1900’s and as a small open pit mine in the late 1980’s. Existing infrastructure includes nearby electricity, road access and potential water from a historic well located on the property. Gold Mesa includes the gold property historically known as the Clay Peters Project. After acquiring our option, we staked an additional 140 unpatented claims totaling approximately 2,800 acres which surrounds the original Gold Mesa property.

The property is subject to a NSR in favor of SRC on future production consisting of a 2% NSR on all claims with no existing royalties and a 1% NSR on the three patented claims. There is an existing 2% NSR on the three patented claims payable to an unrelated third party. We have additional rights to purchase back one half of each of the 2% NSR and 1% NSR from SRC subject to certain terms and restrictions and a first right of refusal to purchase the entire NSR upon a proposed disposition by SRC.

Field investigations to identify drill targets and initial exploration drilling are planned for Gold Mesa in 2016.  We are currently in the process of obtaining the necessary exploration permits.

Office Facilities

We constructed an administrative office building adjacent to the mill site as part of the facilities at the Aguila Project. We also lease office space in Oaxaca City, Oaxaca consisting of approximately 3,000 square feet. The lease commenced in 2012 for ten years. In 2014, we sold the building that serves as our executive and administrative headquarters in Colorado Springs and have leased a portion back under a renewable one-year lease. We also lease an office in Denver, Colorado consisting of approximately 2,500 square feet, which we renewed in 2015 for three years.

Glossary

The following terms used in this report shall have the following meanings:

Andesite:	An extrusive igneous, volcanic rock, of intermediate composition, with aphanitic to porphyritic texture characteristic of subduction zones, such as the western margin of South America.

Concentrate:	A product from a mineral processing facility such as gravity separation or flotation in which the valuable constituents have been upgraded and unwanted gangue materials rejected as waste.

Doré:	Composite gold and silver bullion usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Drift	A horizontal tunnel generally driven within or alongside an orebody and aligned parallel to the long dimension of the ore.

en echelon:	Closely-spaced, parallel or subparallel, overlapping or step-like minor structural features in rock.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration	Prospecting, sampling, mapping, diamond-drilling and other work involved in locating the presence of economic deposits and establishing their nature, shape and grade.

Grade	The concentration of an element of interest expressed as relative mass units (percentage, ounces per ton, grams per tonne (“g/t”), etc.).

Hectare:	Another metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

Mineralized Material:	Minerals or any mass of host rock in which minerals of potential commercial value occur.

Net Smelter Return (“NSR”):

The net revenue that the owner of a mining property receives from the sale of the mine's metal products less transportation and refining costs. As a royalty it refers to the fraction of net smelter return that a mine operator is obligated to pay the owner of the royalty agreement.

Mineral Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Portal:	The entrance to the mine at the surface.

Tonne:	A metric ton. One tonne equals 1000 kg. It is equal to approximately 2,204.62 pounds.

Volcanogenic:	Of volcanic origin.

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

ITEM 3.LEGAL PROCEEDINGS

Please see Note 12 in Item 8. Financial Statements and Supplementary Data.

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

	2015		2014
	High	Low	High	Low
First Quarter	$3.83	$2.73	$6.16	$4.45
Second Quarter	$3.60	$2.76	$5.27	$3.52
Third Quarter	$2.75	$2.00	$6.35	$4.74
Fourth Quarter	$3.12	$1.66	$5.36	$2.70

On March 7, 2016, the high and low sales prices of our common stock on the NYSE MKT stock exchange were $2.17 and $2.32, respectively, and we had approximately 200 holders of record.

Securities authorized for issuance under equity compensation plans

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	5,550,000	$7.75	600,000

Purchases of Equity Securities by the Company and Affiliated Purchasers

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During 2015 and 2014, we did not repurchase any shares of Gold Resource Corporation common stock on the open market, and approximately $14 million remains available in the share repurchase program as of December 31, 2015.

On November 24, 2015, we purchased an exclusive option to acquire certain mining claims which comprise a portion of the property we refer to as “Gold Mesa” in Nevada from Infrastructure Minerals Corp., a publicly traded Delaware corporation. As partial consideration for this transaction, we issued 87,337 shares of common stock to its wholly owned subsidiary, which shares were not registered under the Securities Act of 1933 (“Securities Act”). At the time of issuance, the shares were valued at $2.29 per share, for an aggregate value of approximately $200,000. We relied on the exemption from registration provided by Rule 4(a)(2) of the Securities Act in connection with this transaction.

In connection with the offer and sale of these shares, we did not engage in any general solicitation or advertising. We exercised reasonable care to ensure that the purchaser of securities was not an underwriter within the meaning of the Securities Act, including making reasonable inquiry prior to the transaction. The parties’ written agreement included disclosure regarding the restricted nature of the securities and detailed the restrictions on transfer of the shares, representations regarding the purchaser’s qualifications and investment intent with respect to the securities, and a restrictive legend was placed on the certificate representing the shares and stop transfer restrictions were placed with our transfer agent.

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

The following graph compares the performance of our common stock with the performance of the NYSE MKT Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on December 31, 2010.

Transfer Agent

Computershare Investor Services, Inc. is the transfer agent for our common stock. The principal office of Computershare is located at 8742 Lucent Boulevard, Suite 225, Highlands Ranch CO 80129 and its telephone number is (303) 262-0600.

Dividend Policy

Since commencing mining operations at our Aguila Project, one of management’s primary goals has been to make cash dividend distributions to shareholders. Since commercial production began July of 2010, the Company has returned over $108 million back to shareholders in consecutive monthly dividends.  Regular dividends should not be considered a prediction or guarantee of future dividends.

Our monthly dividend was modified in December 2015 to reduce the dividend from $0.01 per share per month to one-sixth cent per share per month or $0.02 per share per year. Prior to the modification of the dividend, for the fiscal years ended December 31, 2015 and 2014, we declared cash dividends on our common stock of $0.01 per share for each month of the year. The Board of Directors believed the change in dividend was necessary to help conserve capital as reduced cash flow from operations, as well as the long-term negative outlook in the mining industry, are negatively affecting our financial performance. The dividend may be modified again or discontinued at any time at the discretion of our Board of Directors, depending on variables such as, but not limited to, operating cash flow, mine construction requirements and strategies, other construction projects, spot gold and silver prices, taxation, government royalties and general market conditions. At the present time, we are not a party to any agreement that would limit our ability to pay dividends.

Physical Dividend Program

In 2012, we launched a physical dividend program pursuant to which our shareholders have the option to convert the cash dividends that we pay into physical gold and silver bullion. As part of our overall strategy to diversify our treasury and to facilitate this program, we may periodically purchase gold and silver bullion. In order for a shareholder to convert their cash dividend into physical gold and/or silver, the shareholder must opt-in to the physical dividend program and request the conversion of their cash dividend, or portion thereof, into physical gold and/or silver. For those shareholders who elect to convert their cash dividend into gold and/or silver bullion, the gold and silver will be delivered in the form of gold or silver Gold Resource Corporation one-ounce bullion rounds. No action is required by any shareholder who elects not to participate in the physical metals program. For those shareholders who wish to convert any portion of their cash dividend into gold and/or silver bullion, the process is summarized as follows:

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

•

Shareholders then direct their cash dividend check issued by Computershare to be electronically deposited to the shareholder’s GBI account for the option to have it, or any portion thereof that denominates into a one-ounce gold or silver bullion round. The election to convert all or any portion of the shareholder’s cash dividend into bullion is governed by an agreement between the shareholder and GBI.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, please see Item 1. Business and Item 2. Properties.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Sales, net	$92,701	$115,405	$125,784	$131,794	$105,163
Operating income (1)	12,919	31,588	10,330	49,704	45,674
Net income	3,062	15,036	5,334	27,689	60,125
Net income per common share:
Basic	0.06	0.28	0.10	0.53	1.13
Diluted	0.06	0.28	0.10	0.49	1.06
Cash dividends declared	0.11	0.12	0.43	0.69	0.50

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Total Assets	$106,535	$105,983	$91,236	$99,647	$115,170
Long-term obligations	2,815	3,827	2,887	2,790	2,281

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

Please see the consolidated financial statements included in this Form 10-K under Item 8 for additional information.

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

Introduction

The following discussion summarizes our results of operations for three fiscal years ended December 31, 2015, 2014 and 2013 and our financial condition at December 31, 2015 and 2014, with a particular emphasis on the year ended December 31, 2015.

The discussion also presents certain non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion under Non-GAAP Measures. Please see Item 1. Business for a discussion of our business and the use of certain mining terms.

In April 2014, we announced the completion of our initial reserve study and issued a report dated December 31, 2013, confirming the existence of proven and probable reserves as defined in Guide 7 promulgated by the SEC. As a result of the completion of the reserve study, beginning January 1, 2014, we transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7 and are no longer a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”) and accordingly cumulative and other disclosures required by ASC 915 are no longer included in our financial statements.

Prior to January 1, 2014, we were considered an Exploration Stage Enterprise under SEC criteria since we had not demonstrated proven and probable reserves at our Aguila Project in Oaxaca or any of our other properties. Accordingly, as required under SEC guidelines, substantially all of our investment in mining properties up to that date, including construction of the mill, mine facilities and mine construction expenditures, were expensed as incurred and therefore do not appear as assets on our balance sheet.

Our characterization as an Exploration Stage Enterprise resulted in the classification of our facilities and mine construction expenditures as operating expenses rather than capital expenditures, and may have caused us to report lower net income than if we had capitalized the expenditures. In addition, prior to January 1, 2014, our financial statements did not reflect a corresponding depreciation or amortization expense for our facilities and mine construction costs since they were expensed as incurred rather than capitalized. The change in our accounting presentation as a result of our transition to a Production Stage Enterprise may make certain period-over-period comparisons less meaningful than otherwise since we capitalize mine development related expenditures that would have been expensed under our prior accounting presentation.

Exploration Activities

During 2015, we continued to focus primarily on our Oaxaca Mining Unit and specifically with infill and step-out drilling at the Arista underground mine, located at the Aguila Project. Because this drilling is used to define the mineralization and to assist in mining of the ore at the underground mine, these expenses are considered development and delineation of the ore body and these costs are classified as exploration expenses in the consolidated statements of income.  Exploration activities that are classified as exploration expenses in the consolidated statements of income include, but are not limited to, drilling other areas of the Aguila Project to test new geologic targets and exploration work on our other exploration properties. Please see Item 2. Properties for the map of our properties and additional information regarding our exploration activities.

2016 Exploration Targets

In 2016, we anticipate spending approximately $2.1 million for exploration activities in Oaxaca, which will include approximately $1.5 million for underground drilling and $0.6 million for surface exploration and concession holding costs. In Nevada we anticipate spending an additional $0.8 million on exploration, mainly for surface drilling on our Gold Mesa property during 2016. By comparison, we spent $7.2 million on exploration activities during 2015. We anticipate that all exploration activities will be funded from working capital. Our exploration budget for 2016 has been reduced to conserve working capital during a period of lower metal prices and will be evaluated periodically.

Other Events

In December 2015, the Board of Directors decreased the monthly dividend payment from $0.01 cent per share per month to one-sixth of a cent per share per month, or $0.02 per share per year. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information regarding our dividends.

Results of Operations—Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Overview

During the year ended December 31, 2015, we realized net income of $3.1 million, or $0.06 per share, on sales of $92.7 million. This compares to net income of $15.0 million, or $0.28 per share, on sales of $115.4 million in 2014. For the year, we produced 63,963 and sold 61,095 precious metal gold equivalent ounces at a cash cost of $517 per precious metal gold equivalent sold, after by-product credits. Our sales and net income in 2015 were both affected adversely by continuing weakness in the metals markets, as were operating results for other producers. In addition, in 2015, we were mining deeper in the Arista deposit, where precious metals grades were lower and the proportion of precious metals to base metals decreased. Cash costs increased from 2014 as we mined deeper in the deposit. We continue in our efforts to control our costs and improve efficiencies in our operations.

Sales, net

Metal sales of $92.7 million for the year ended December 31, 2015 decreased by $22.7 million, or 20% when compared to the same period in 2014. This decrease was primarily due to lower silver volume sold and a decrease in realized gold and silver prices when compared to the same period in 2014. The lower silver sales were partially offset by an increase in volume of copper and zinc sold. For the year ended December 31, 2015, average realized prices for metals decreased from the same period in 2014 as follows: gold by 8% to $1,156 per ounce, silver by 14% to $15.82 per ounce, copper by 23% to $5,226 per tonne, lead by 18% to $1,718 per tonne, and zinc by 17% to $1,836 per tonne.

Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost after by-product credits measure noted in our non-GAAP measures disclosure. For financial reporting purposes, we report the sale of base metals as part of our revenue. We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal gold equivalent production, the value of these metals is applied as a reduction to total cash costs in our calculation of total cash cost, after by-product credits, per precious metal gold equivalent ounce sold, including royalties. Please see Non-GAAP Measures for additional information.

Our optimization of the mill expansion, which was completed in the fourth quarter of 2013, resulted in our ability to begin producing a higher grade gold and silver concentrate in the first quarter of 2014, by utilizing a Knelson gravity concentrator at our mill facilities. With the goal of reducing refining costs, royalties and treatment costs, we completed the commissioning phase of the doré processing facility and achieved commercial production in the fourth quarter of 2014. We estimate that $1.7 million of cost savings were realized during 2015 as a result of this operational improvement.

Production

Annual 2015 production from our Aguila mill totaled 29,644 gold ounces, 2,506,337 silver ounces, 1,310 copper tonnes, 4,174 lead tonnes and 13,900 zinc tonnes.

For the year ended December 31, 2015, gold production of 29,644 ounces decreased 17% over the same period in 2014, while silver production of 2,506,337 ounces decreased 24% over the same period in 2014, primarily due to lower grades, partially offset by higher mill throughput. Base metal production was not significantly different than the previous year, as lower base metal head grades were offset by a 10% increase in tonnes milled. On a precious metal gold equivalent basis, production totaled 63,963 ounces for the year ended December 31, 2015.

For the three months ended December 30, 2015, mill production totaled 7,684 ounces of gold, a decrease of 13% over the same period in 2014, while silver production totaled 573,726 ounces, a decrease of 27% over the same period in 2014. Lower base metal head grades were offset by a 24% increase in tonnes milled compared to the same period in 2014. On a precious metal gold equivalent basis (at an actual silver-to-gold ratio of 73:1) our mill production totaled 15,548 ounces for the three months ended December 31, 2015.

During the current year, we sold 29,424 gold ounces and 2,312,985 silver ounces at a total cash cost per ounce of $517. The increase in cash cost per ounce of $68 is primarily attributable to mining lower grade material in 2015, consistent with our mine plan. During the three months ended December 31, 2015, we sold 7,430 gold ounces and 542,892 silver ounces a total cash cost per ounce of $551.

During the three and twelve months ended December 31, 2015, we processed 1,350 and 1,220 ore tonnes per day, respectively, compared to 1,068 and 1,111 ore tonnes per day for the same periods in 2014, representing an increase of 26% and 10%, respectively. The Aguila mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day assuming grade and dilution parameters are met. Our full year production of 29,644 gold ounces and 2,506,337 silver ounces met our revised 2015 production outlook of 29,600 gold ounces and 2,500,000 silver ounces.

Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

In 2015, we focused on mining and development activities at the Arista underground mine located on our Aguila Project. Our production rate and estimated average grades at Arista are a direct result of our mine development and the establishment of sufficient stopes and working faces while maintaining development consistent with the mine plan and limiting mine dilution. During the year, we completed 10,977 linear meters of tunnel construction in the mine. This included 5,941 linear meters of capital mine infrastructure construction and a further 1,367 meters of vertical rise development. As of December 31, 2015, the construction of our primary decline ramp had reached Level 20, which is approximately 370 vertical meters below the mine portal. Mine infrastructure improvements completed during 2015 included increased water inflow management by doubling the pumping capacity of our mine pumping system from a nominal 1,200 to 2,500 gallons per minute and the upgrades of surface exhaust fans. We also constructed a drift from the Arista vein system to within approximately 50 meters of the Switchback vein system’s fault located within the Arista Mine. Please see Item 2. Properties for additional information related to the Switchback deposit.

We encountered operational challenges in 2015 which included managing increased thermal water inflows and accompanying heat and carbon dioxide gas, both of which created stress on existing water pumping and mine ventilation systems and impeded the advancement of the mine’s two main development ramps. In response to these challenges, and as noted above, we increased mine ventilation and pumping infrastructure. We expect going forward that these upgrades will be sufficient to facilitate meeting our production targets in 2016. Our mining team takes a proactive approach to mitigating these and other challenges as we attempt to improve and optimize our mining techniques to achieve tonnage targets and limit mining dilution. In addition to operational challenges, we experienced significant market volatility and continued declining metals prices during 2015. The year-over-year fall in gold, silver, copper lead and zinc prices unfavorably impacted our revenue, requiring the Company to undergo additional cost cutting measures and operate within increasingly tighter budget parameters.

Mine development during 2016, in light of the depressed metals market and expected tight operating budgets, is focused on production and economizes capital costs. We plan to construct a second drift, similar to the drift we completed during 2015, that reaches the Switchback vein system but from a deeper level to prepare for Switchback mine development and future Switchback mineral extraction. Due to the year over year decline in metal prices the last four years and continued cost cutting measures over the same time in response to the market, a conservative mine plan is being considered whereby lower priority capital projects are being deferred to later years. One such project is the phase four tailings expansion which can be deferred to 2017 to conserve capital during 2016.

Our 2016 mine plan anticipates that we will be mining areas of the Arista deposit that contain precious metals along with higher amounts of base metals. Typical to epithermal systems like our Arista Deposit and our reserve precious metal grades, precious metal grades decrease and base metal grades increase with deposit depth. Our primary production targets of gold and silver for 2016 are expected to be comparable to our 2015 levels.

2016 Production Targets

Production targets for 2016 include 26,000 gold ounces, 1,900,000 silver ounces, 1,100 copper tonnes, 3,200 lead tonnes and 12,900 zinc tonnes with a plus or minus 5% of each metal.

Please see Production and Sales Statistics-Arista Underground Mine table below for additional information regarding our actual mineral production statistics.

Production and Sales Statistics - Arista Underground Mine

	Three months ended December 31,		Year ended December 31,
	2015	2014	2015	2014
Milled
Tonnes Milled	113,436	91,830	413,626	375,623
Tonnes Milled per Day (1)	1,350	1,068	1,220	1,111
Grade
Average Gold Grade (g/t)	2.36	3.30	2.47	3.21
Average Silver Grade (g/t)	169	290	203	296
Average Copper Grade (%)	0.42	0.50	0.40	0.43
Average Lead Grade (%)	1.37	1.75	1.37	1.57
Average Zinc Grade (%)	4.73	4.95	4.04	4.21
Recoveries
Average Gold Recovery (%)	89	91	90	92
Average Silver Recovery (%)	93	92	93	92
Average Copper Recovery (%)	80	79	80	78
Average Lead Recovery (%)	71	80	74	77
Average Zinc Recovery (%)	86	85	83	83
Mill production (before payable metal deductions) (2)
Gold (ozs.)	7,684	8,865	29,644	35,552
Silver (ozs.)	573,726	790,738	2,506,337	3,297,204
Copper (tonnes)	382	363	1,310	1,254
Lead (tonnes)	1,103	1,282	4,174	4,555
Zinc (tonnes)	4,600	3,856	13,900	13,195
Payable metal sold
Gold (ozs.)	7,430	6,026	29,424	25,872
Silver (ozs.)	542,892	827,386	2,312,985	2,998,685
Copper (tonnes)	361	388	1,238	1,139
Lead (tonnes)	982	1,270	3,857	4,208
Zinc (tonnes)	3,810	3,450	11,478	10,833
Average metal prices realized (3)
Gold ($ per oz.)	1,091	1,169	1,156	1,260
Silver ($ per oz.)	14.95	15.07	15.82	18.48
Copper ($ per tonne)	4,716	6,480	5,226	6,770
Lead ($ per tonne)	1,636	1,927	1,718	2,088
Zinc ($ per tonne)	1,545	2,181	1,836	2,200
Precious metal gold equivalent ounces produced (mill production) (2)(4)
Gold Ounces	7,684	8,865	29,644	35,552
Gold Equivalent Ounces from Silver	7,864	10,192	34,319	48,351
Total Precious Metal Gold Equivalent Ounces	15,548	19,057	63,963	83,903
Precious metal gold equivalent ounces sold (4)
Gold Ounces	7,430	6,026	29,424	25,872
Gold Equivalent Ounces from Silver	7,441	10,664	31,671	43,973
Total Precious Metal Gold Equivalent Ounces	14,871	16,690	61,095	69,845
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (5)	$1,170	$1,298	$1,076	$1,025
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (5)	$551	$550	$517	$449

(1)	Based on actual days the mill operated during the year.
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

(3)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(4)

For the twelve months ended December 31, 2015, precious metal gold equivalent mill production differs from gold equivalent ounces sold due principally to buyer (smelter) concentrate processing and other deductions of approximately 2,868 gold equivalent ounces and a decrease in gold equivalent ounces contained in ending inventory of approximately 677 ounces.

(5)	For a reconciliation of this non-GAAP measure to total mine cost of sales, which is the most comparable U.S. GAAP measure, please see Non-GAAP Measures.

Mine gross profit. For the year ended December 31, 2015, mine gross profit and mine gross profit percent totaled $30.3 million and 33% compared to $50.9 million and 44% for the same period in 2014. The decrease in mine gross profit and mine gross profit percent during 2015 was primarily driven by lower realized metal prices, lower sales and the increase in depreciation and amortization expense since we started capitalizing property, plant and mine development during 2014.

General and administrative expenses. For the year ended December 31, 2015, general and administrative expenses totaled $10.3 million, compared to $12.3 million for the same period of 2014. The $2.1 million decrease in 2015, compared to 2014 is primarily due to decreased cash compensation, stock based compensation and IT support costs, partially offset by increased audit fees. In 2016, we expect further decreases due to lower consulting costs and reductions in the Company’s employee benefit plans.

Exploration expenses.  For the year ended December 31, 2015, property exploration expenses totaled $7.2 million, compared to $6.9 million for the same period of 2014. The $0.3 million increase in the property exploration expenses in 2015 compared to the same period in 2014 is a result of increased exploration spending mainly for surface drilling at Radar. In 2016, we will continue exploration activities at both our Oaxaca and Nevada Mining Units, although at a reduced rate from 2015, as we continue efforts to control costs in response to the existing commodity price, ‘bear market’ environment.

Other (expense) income, net. For the year ended December 31, 2015, we recorded other expense of $2.5 million compared to $0.3 million during the same period of 2014. The $2.2 million increase in the expense in 2015 compared to the same period in 2014 was primarily due to foreign currency losses related to peso-denominated assets and liabilities, a decrease in the value of equity investments and write-downs on our gold and silver bullion in the 2015 period.

Provision for income taxes. For the year ended December 31, 2015,  income tax expense decreased to $7.4 million compared to $16.2 million for the same period in 2014. Please see Note 5 in Item 8. Financial Statements and Supplementary Data for additional information. The decrease in taxes is commensurate with our decrease in income year over year.

Results of Operations – Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

During the year ended December 31, 2014, sales of metals totaled $115.4 million, net of treatment charges, compared to sales of $125.8 million during the same period of 2013. Gold equivalent ounces sold in 2014 decreased to 69,845 ounces compared to 82,935 ounces sold in 2013. Average realized gold price for 2014 was $1,260 per ounce, down from $1,388 per ounce in 2013.

Mine gross profit for the year ended December 31, 2014, was $50.9 million compared to $58.3 million in the comparable period of 2013. The $7.4 million decrease in mine gross profit principally resulted from lower realized metal prices and a decrease in our operating costs when compared to 2013. Cost decreases were attributable to our cost reduction program that we implemented in the second half of 2013 which continued through 2014.

General and administrative expenses for the year ended December 31, 2014, were $12.3 million, compared to $16.3 million for the same period of 2013. The $4.0 million decrease in 2014, principally resulted from cost cutting measures including a decrease in compensation, computer IT support, investor relations and legal expenses.

Property exploration expenses totaled $6.9 million for the year ended December 31, 2014, compared to $9.5 million during the same period of 2013. Costs associated with definition and delineation drilling of the Arista vein system were reflected in mine development and capitalized. The $2.6 million decrease in 2014 includes a $1.1 million credit due to the reversal of an allowance for an uncollectible IVA receivable.

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

Total costs and expenses during the year ended December 31, 2014 were $19.3 million compared to $47.9 million during the comparable period of 2013, a decrease of $28.6 million or 59.7%. The decrease in cost and expenses, as discussed in more detail above, is primarily due to a decrease in general administrative, exploration, facilities and mine construction expenses from the mill expansion during 2013. A significant portion of the reduction was related to the change in recognition and presentation, as a result of the change in status from an Exploration Stage Enterprise to a Production Stage Enterprise, as certain development costs were capitalized in 2014, while such costs were expensed in 2013.

For the year ended December 31, 2014, we recorded other expense of $0.3 million compared to other expense of $1.4 million during the same period of 2013. The improvement was primarily due to the $1.8 million impairment of gold and silver bullion in 2013, due to lower metal prices.

For the year ended December 31, 2014, income tax expense increased to $16.2 million as compared to an income tax expense of $3.6 million for the year ended December 31, 2013. As of December 31, 2014, the increase is primarily due to the special 7.5% mining duty and deferral of exploration expense for tax purposes.

Non-GAAP Measures

Reconciliation of Non-GAAP Measures to Total Mine Cost of Sale

Throughout this report we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP.

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

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended December 31,		Year ended December 31,
	2015	2014	2015	2014
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$17,404	$21,658	$65,716	$71,582
By-product credits (2)	(9,196)	(12,488)	(34,175)	(40,323)
Total cash cost (after by-product credits)	8,208	9,170	31,541	31,259
Divided by precious metal gold equivalent ounces sold (3)	14,871	16,690	61,095	69,845
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	1,170	1,298	1,076	1,025
By-product credits per precious metal gold equivalent ounces sold (2)	(619)	(748)	(559)	(576)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$551	$550	$517	$449

(1)

Includes all direct and indirect operating cash costs related to our production of metals including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and site general and administrative costs.

(2)	Please see table below for a summary of our by-product revenue and by-product credit precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

Reconciliation to U.S. GAAP

The following table provides a reconciliation of total cash costs to total mine cost of sales (a U.S. GAAP measure) as presented in the condensed consolidated statements of income:

	Three months ended December 31,		Year ended December 31,
	2015	2014	2015	2014
	(in thousands)
Total cash costs (after by-product credits)	$8,208	$9,170	$31,541	$31,259
Treatment and refining charges	(3,559)	(3,923)	(12,427)	(13,523)
By-product credits	9,196	12,488	34,175	40,323
Depreciation and amortization	2,780	1,324	7,974	4,293
Accretion	6	-	42	-
Stock-based compensation	54	459	1,073	2,182
Total mine cost of sales	$16,685	$19,518	$62,378	$64,534

The following table summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

Summary of By-Product Revenue and By-Product Credit Precious Metal Gold Equivalent Ounces Sold

	Three months ended December 31,		Year ended December 31,
	2015	2014	2015	2014
	(in thousands)
By-product credits by dollar value:
Copper sales	$1,703	$2,525	$6,472	$7,712
Lead sales	1,607	2,426	6,627	8,762
Zinc sales	5,886	7,537	21,076	23,849
Total sales from by-products	$9,196	$12,488	$34,175	$40,323

	Three months ended December 31,		Year ended December 31,
	2015	2014	2015	2014
	(in thousands)
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$115	$151	$106	$110
Lead sales	108	145	108	125
Zinc sales	396	452	345	341
Total by-product precious metal gold ounces sold	$619	$748	$559	$576

Adjusted Cash Flow from Mine Site Operations

Adjusted cash flow from mine site operations is furnished to provide additional information and is a non-GAAP measure. This measure should not be considered in isolation nor as a substitute for measures of performance prepared in accordance with U.S. GAAP, as it does not include all adjustments necessary for such presentation. We believe that certain investors use this measure as a basis to assess mine performance.

The following table provides a reconciliation of adjusted cash flow from mine site operations to mine gross profit (a U.S. GAAP measure):

	Three months ended December 31,		Year ended December 31,
	2015	2014	2015	2014
	(in thousands)
Mine gross profit	$4,934	$10,014	$30,323	$50,871
Stock-based compensation	54	459	1,073	2,182
Depreciation and amortization	2,780	1,324	7,974	4,293
Reclamation and remediation	6	-	42	-
Adjusted cash flow from mine site operations	$7,774	$11,797	$39,412	$57,346

Liquidity and Capital Resources

As of December 31, 2015, we had working capital of $17.7 million, consisting of current assets of $32.6 million and current liabilities of $14.9 million. This represents a decrease of $11.5 million from the working capital balance of $29.2 million at December 31, 2014.  Our working capital balance fluctuates as we use cash to fund our operations, including exploration, mine development, income taxes and our dividends.

The Company declared dividends of $6.1 million during the year ended December 31, 2015.  During the year ended December 31, 2014, the Company declared dividends of $6.5 million.

Cash and cash equivalents as of December 31, 2015 decreased to $12.8 million from $27.5 million as of December 31, 2014, a net decrease in cash of $14.7 million. The decrease is due to lower cash flow from operating activities and higher investing activities, as discussed in the paragraphs below.

Net cash provided by operating activities for the year ended December 31, 2015 was $20.2 million compared to $37.7 million during the same period in 2014, a decrease of $17.5 million. The decrease is primarily due to lower operating income due to lower metal prices, lower grades and the payment of Mexican mining taxes.

Net cash used in investing activities for the year ended December 31, 2015 was $26.7 million compared to $16.6 million during the same period in 2014. Cash used in investing activities during year ended December 31, 2015 was primarily used for mine development and the construction of the now completed third phase tailings facility.  Our major investing activity was mine development at our Aguila Project. Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including available capital and the ongoing results from the drilling programs and market conditions. Development drilling to further delineate and define our Arista deposit are considered mine development.

Net cash used in financing activities for the year ended December 31, 2015 was $8.0 million compared to $7.9 million during the same period in 2014. Cash used in financing activities during 2015 was the result of payments for dividends and capital leases.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.

Other Liquidity Matters

The Company may elect to defer some capital investment activities or to secure additional capital to ensure it maintains sufficient liquidity. In addition, if the Company decides to pursue the acquisition of additional mineral interests, new capital projects, or acquisitions of new properties, mines or companies, additional financing activities may be necessary. There can be no assurances that such financing will be available when or if needed upon acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

Contractual Obligations

For our known obligations at year ended December 31, 2015,  please see Note 12 in Item 8. Financial Statements and Supplementary Data:

Accounting Developments

For a discussion of Recently Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements, please see Note 1 in Item 8. Financial Statements and Supplementary Data.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. The following discussion pertains to accounting estimates management believes are most critical to the presentation of our financial position and results of operations that require management’s most difficult, subjective or complex judgments.

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

Revenue

Concentrate sales are initially recorded using historical quoted metal prices at the time of shipment, and contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement. Changes in the prices of metals we sell, as quoted on the London Bullion Market, between the shipment and final settlement dates will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment.

Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated between us and the buyer. These charges are estimated upon shipment of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from our initial estimates.

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. Our estimates for reserves are a key component in determining our UOP rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods. Productive lives range from 1 to 10 years, but do not exceed the useful life of the individual asset.

Please see Note 7 in Item 8. Financial Statements and Supplementary Data for depreciation rates of major asset categories.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment and commodity prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in our consolidated statements of income and comprehensive income based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

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

Income and Mining Royalty Taxes

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

Each period, we evaluate the likelihood of whether or not some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which is more likely than not that the related benefits will not be realized. When evaluating our valuation allowance, we consider historic and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, market gold and silver prices, production costs, quantities of proven and probable reserves, interest rates and foreign currency exchange rates. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be recorded with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense. We also evaluate the amount of dividend distributions we repatriate from our foreign subsidiary which is based upon having sufficient estimated current earnings and profits eligible for distribution.

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

Foreign Currency Risk

Fluctuations in currency rates, particularly the relative strength of the Unites States dollar (“USD”), affect our results of operations and cash flows. The USD is our functional currency. The foreign currency that primarily impacts our results of operations is the Mexican peso (“MXN”). During the year 2015, the MXN was relatively weaker than the USD compared to the same period in 2014. Such fluctuations may give rise to foreign currency exposure, which may affect future financial results.

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

The following table summarizes the quantities of metals committed under provisionally priced contracts at December 31, 2015:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	3,863	531,045	369,682	1,020,710	2,393,527
Average price	$1,097	$14.63	$4,888	$1,695	$1,564

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
March 8, 2016

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$12,822	$27,541
Gold and silver bullion	2,988	3,447
Accounts receivable	321	1,416
Inventories	8,753	7,295
IVA taxes receivable	1,332	575
Income tax receivable	3,794	-
Prepaid expenses and other current assets	2,608	2,935
Total current assets	32,618	43,209
Property, plant and mine development, net	51,637	32,348
Deferred tax assets	21,064	26,197
Investments in equity securities	231	2,620
Other non-current assets	985	1,609
Total assets	$106,535	$105,983
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,600	$3,892
Accrued expenses and other current liabilities	2,140	3,923
Capital lease obligations	842	1,498
Income taxes payable	-	2,079
Mining royalty taxes payable	230	2,088
Dividends payable	90	542
Total current liabilities	14,902	14,022
Capital lease obligations	-	834
Reclamation and remediation liabilities	2,815	2,993
Total liabilities	17,717	17,849
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,603,104 and 54,266,706 shares issued and outstanding, respectively, at December 31, 2015 and 54,515,767 and 54,179,369 shares issued and outstanding, respectively, at December 31, 2014	55	55
Additional paid-in capital	96,766	93,094
Accumulated (deficit) / retained earnings	(948)	2,040
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	88,818	88,134
Total liabilities and shareholders' equity	$106,535	$105,983

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

for the years ended December 31, 2015, 2014 and 2013

(U.S. dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2015	2014	2013

Sales, net	$92,701	$115,405	$125,784
Mine cost of sales:
Production costs	54,362	60,241	65,022
Depreciation and amortization	7,974	4,293	2,392
Reclamation and remediation	42	-	112
Total mine cost of sales	62,378	64,534	67,526
Mine gross profit	30,323	50,871	58,258
Costs and expenses:
General and administrative expenses	10,254	12,336	16,260
Exploration expenses	7,150	6,947	9,470
Facilities and mine construction	-	-	22,198
Total costs and expenses	17,404	19,283	47,928
Operating income	12,919	31,588	10,330
Other expense, net	(2,466)	(322)	(1,355)
Income before income taxes	10,453	31,266	8,975
Provision for income taxes	7,391	16,230	3,641
Net income	$3,062	$15,036	$5,334
Other comprehensive income:
Currency translation gain	-	-	7
Comprehensive income	$3,062	$15,036	$5,341
Net income per common share:
Basic	$0.06	$0.28	$0.10
Diluted	$0.06	$0.28	$0.10
Weighted average shares outstanding:
Basic	54,186,547	54,119,095	53,255,259
Diluted	54,259,312	54,620,332	55,299,475

The accompanying notes are in integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended December 31, 2015, 2014 and 2013

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance, December 31, 2012	53,015,767	$53	$102,674	$(11,833)	$(5,884)	$(1,178)	$83,832
Stock options granted	-	-	7,617	-	-	-	7,617
Stock options exercised	1,100,000	1	644	-	-	-	645
Return of capital dividend	-	-	(22,891)	-	-	-	(22,891)
Currency translation adjustment	-	-	-	-	-	7	7
Net income	-	-	-	5,334	-	-	5,334
Balance, December 31, 2013	54,115,767	$54	$88,044	$(6,499)	$(5,884)	$(1,171)	$74,544
Stock options exercised	400,000	1	99	-			100
Stock option expense	-	-	4,951	-	-	-	4,951
Dividends declared	-	-	-	(6,497)	-	-	(6,497)
Net income	-	-	-	15,036	-	-	15,036
Balance, December 31, 2014	54,515,767	$55	$93,094	$2,040	$(5,884)	$(1,171)	$88,134
Stock option expense	-	-	3,472	-	-	-	3,472
Shares issued	87,337	-	200	-	-	-	200
Dividends declared	-	-	-	(6,050)	-	-	(6,050)
Net income	-	-	-	3,062	-	-	3,062
Balance, December 31, 2015	54,603,104	$55	$96,766	$(948)	$(5,884)	$(1,171)	$88,818

The accompanying notes are in integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2015, 2014 and 2013

(U.S. dollars in thousands)

	Year ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$3,062	$15,036	$5,334
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	5,133	3,771	(3,196)
Depreciation, depletion and amortization	9,097	4,551	2,626
Stock-based compensation	3,472	4,951	7,617
Other operating adjustments	2,999	330	1,588
Changes in operating assets and liabilities:
Accounts receivable	1,095	891	4,368
Inventories	(555)	(231)	(32)
Prepaid expenses and other current assets	233	930	(5,127)
Accounts payable and other accrued liabilities	3,357	(2,832)	(548)
Mining and income taxes payable/receivable	(7,721)	10,256	(5,756)
Other noncurrent assets	(2)	-	-
Net cash provided by operating activities	20,170	37,653	6,874
Cash flows from investing activities:
Capital expenditures	(26,685)	(17,898)	(6,703)
Investments	-	(1,805)	(231)
Purchases of gold and silver bullion	-	-	(1,050)
Proceeds from the conversion of gold and silver bullion	37	-	1,316
Proceeds from sale of building	-	1,763	-
Proceeds from sale of subsidiary, net of distributions	-	1,291	-
Other investing activities	(92)	32	-
Net cash used in investing activities	(26,740)	(16,617)	(6,668)
Cash flows from financing activities:
Dividends paid	(6,502)	(6,494)	(25,514)
Proceeds from exercise of stock options	-	100	645
Proceeds from equipment financing	-	-	4,501
Repayment of capital leases	(1,501)	(1,469)	(645)
Net cash used in financing activities	(8,003)	(7,863)	(21,013)
Effect of exchange rate changes on cash and cash equivalents	(146)	(605)	-
Net (decrease) increase in cash and cash equivalents	(14,719)	12,568	(20,807)
Cash and cash equivalents at beginning of period	27,541	14,973	35,780
Cash and cash equivalents at end of period	$12,822	$27,541	$14,973
Supplemental Cash Flow Information
Interest expense paid	$78	$149	$102
Income and mining taxes paid	$9,514	$939	$14,328

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015, 2014 and 2013

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is an explorer and a producer of metal concentrates that contain gold, silver, copper, lead and zinc, as well as, doré containing gold and silver at the Aguila Project within its Oaxaca Mining Unit located in the southern state of Oaxaca, Mexico. The Aguila Project includes the Aguila open pit mine, which ceased operations in February 2011, and the Arista underground mine, which is currently in operation. The Company is also performing exploration and evaluation work on its Nevada Mining Unit’s portfolio of precious and base metal exploration properties in Nevada. From time to time, the Company evaluates other properties for possible acquisition.

On April 30, 2014, the Company announced the completion of its reserve study and issued a report dated December 31, 2013 confirming the existence of proven and probable reserves as defined in Industry Guide 7 (“Guide 7”) promulgated by the U.S. Securities and Exchange Commission (“SEC”). As a result of the completion of the reserve study, the Company transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7 effective January 1, 2014. The Company no longer considers itself to be a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”).

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars, and conform to United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”) and its wholly-owned United States subsidiary GRC Nevada Inc. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Adjustments

During 2015, the Company determined that deferred tax assets and income tax payable within the consolidated balance sheet at December 31, 2014, and the provision for income taxes for 2014 and 2013, were incorrect due to immaterial errors identified in the provision for income taxes for those periods. As a result, the previously reported amounts for noncurrent other assets, deferred tax assets, income taxes payable, and retained earnings as of December 31, 2014 have been reduced by $2.5 million, $3.2 million, $3.7 million, and $1.9 million, respectively. The provision for income taxes increased by $1.2 million for the year ended December 31, 2014 and decreased by $5.2 million for the year ended December 31, 2013. Additionally, for 2013, beginning accumulated deficit increased by $5.9 million.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform with the current period presentation. The reclassifications had no material effect on the Company’s results of operations or financial condition.

As required under Accounting Standards Update No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740), the Company reclassified $3.9 million of current deferred tax assets, reported in 2014, to non-current deferred tax assets. Please see Recently Issued Accounting Standards Updates, below, for details.

Exploration Stage Company

As of January 1, 2014, the consolidated financial statements are no longer presented in accordance with ASC 915 and the provisions of SEC Industry Guide 7 relating to Exploration Stage Enterprises. On April 30, 2014, the Company issued a report on the reserve estimate for the Arista underground mine at the Aguila Project with an effective date of December 31, 2013. The report confirms the existence of proven and probable reserves, allowing the Company to transition from an Exploration Stage Company to a Production Stage Company as defined in ASC 915 and an Exploration Stage Enterprise to a Production Stage Enterprise as defined in Guide 7. Consistent with the Company’s transition from an Exploration Stage Entity to a Production Stage Entity as defined in Guide 7, certain underground mine development costs associated with the Company's Aguila Project were capitalized beginning January 1, 2014. These costs include the cost of building access ways, lateral development, drift development, ramps and infrastructure development. All such costs are amortized using the units-of-production method over the estimated life of the ore body based on estimated recoverable ounces to be produced from proven and probable reserves.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost.

Gold and Silver Bullion

From time to time, the Company may purchase gold and silver bullion on the open market in order to diversify its treasury and provide an option for shareholders to convert their dividends into bullion. The purchased gold and silver bullion is carried at the lower of average purchase cost or quoted market value prices based on the daily London P.M. fix as of the balance sheet date.

Accounts Receivable

Accounts receivable consists of trade receivables from the sale of doré and metals concentrate.

Inventories

Write-downs of inventory are reported as a component of production costs applicable to sales. The major inventory categories are below.

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost or market. Market represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long term. As of December 31, 2015, all stockpiles were classified as current.

Concentrate Inventories: Concentrates inventories include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Inventories consist of copper, lead and zinc metal concentrates, which also contain gold and silver mineralization. Concentrate inventories are carried at the lower of cost of production or market based on current metals prices.

Doré Inventory: Doré includes gold and silver doré bars in transit to, or received by the customer prior to settlement. Doré inventories are carried at the lower of cost of production or market based on current metals prices.

Materials and Supplies Inventories:  Materials and supplies inventories consist of chemical reagents, parts, fuels and other materials and supplies. Cost includes applicable taxes and freights. Materials and supply inventory is carried at the lower of cost or market.

Investments

The Company makes elections, on an investment-by-investment basis, as to whether to measure its investments at fair value. Such elections are generally irrevocable. The Company has elected the fair value method for most of its investments as it believes this method generally provides the most meaningful information to investors. However, for investments over which the Company has significant influence, it considers the significance of transactions between the Company and equity affiliates and other factors in determining whether the fair value method should be applied. In general, the Company elects the fair value option for those equity method investments with which the Company or its consolidated subsidiaries have significant related-party transactions.

Under the fair value method, investments are recorded at fair value and any changes in fair value are reported in realized and unrealized gains or losses due to changes in fair values of applicable investments and debt, in the consolidated statements of income, in other (expense) income. All costs directly associated with the acquisition of an investment to be accounted for using the fair value method are expensed as incurred. For additional information regarding the fair value method investments, please see Note 2 for additional information.

IVA Taxes Receivable and Payable

In Mexico, value added (“IVA”) taxes are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or as a credit against future taxes payable. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers.

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

Mine Development:  The costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expenses. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of production costs. All other drilling and related costs are expensed as incurred.

Mine development costs are amortized using UOP based on estimated recoverable ounces in proven and probable reserves.

Property and Equipment: All items of property and equipment are carried at cost. Normal maintenance and repairs are expensed as incurred while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in other income.

Depreciation and Amortization:  Capitalized costs are depreciated or amortized using the straight-line or UOP method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. The estimates for reserves are a key component in determining the UOP depreciation rates. The estimates of reserves may change, possibly in the near term, resulting in changes to depreciation and amortization rates in future reporting periods. The following are the estimated economic lives of depreciable assets:

Range of Lives
Asset retirement costs	UOP
Furniture, computer and office equipment	3 to 10 years
Light vehicles and other mobile equipment	4 years
Machinery and equipment	UOP to 8 years
Mill facilities and related infrastructure	UOP
Mine development	UOP

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If an impairment is indicated, any impairment losses are measured and recorded based on discounted estimated future cash flows and are charged to expense on the Company’s consolidated statements of income and comprehensive income. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values.

Existing reserves and other mineralized material are included when estimating the fair value in determining whether the assets are impaired. The Company’s estimates of future cash flows are based on numerous assumptions and it is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

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

Concentrate sales: Concentrate sales are initially recorded using quoted metal prices at the time of shipment and contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Changes in the prices of metals that the Company sells, as quoted on the London Bullion Market, between the shipment and final settlement dates will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment. Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated with the buyer. These charges are estimated upon shipment of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from the Company’s initial estimates.

Doré sales: Doré sales are recognized using quoted metal prices, net of treatment and refining charges, when the title has been transferred and collection of the sales price is reasonably assured.

Production Costs

Production costs include labor and benefits, royalties, concentrate and doré shipping costs, mining subcontractors, fuel and lubricants, legal and professional fees related to mine operations, stock-based compensation attributable to mine workers, materials and supplies, repairs and maintenance, explosives, housing and food, insurance, reagents, travel, medical services, security equipment, office rent, tools and other costs that support mining operations.

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

Reclamation and Remediation Costs

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Reclamation obligations are based on when the spending for an existing environmental disturbance will occur. The Company reviews, on at least an annual basis, the reclamation obligation at each mine.

Prior to 2014, the Company had been recognizing only reclamation and remediation obligations and all associated asset retirement costs were written off due to the exploration stage status of the Company. In 2014, the Company became a production stage company and therefore capitalized asset retirement costs and recorded an asset retirement obligation. Please see Note 11 for additional information.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs expected to be incurred to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Comprehensive Income

Accumulated other comprehensive income is presented in the consolidated statements of changes in shareholders’ equity. Accumulated other comprehensive income is composed of foreign currency translation adjustment effects related to the historical adjustment when the functional currency was the Mexican peso.

Income and Mining Royalty Taxes

Income taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carry-forwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Please see Note 5 for additional information.

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

Foreign Currency

The functional currency for all of the Company’s subsidiaries is the United States dollar (“US dollar”).

Concentration of Credit Risk

The Company has considered and assessed the credit risk resulting from its concentrate sales and doré sales arrangements with its customers, Trafigura and Asahi Refining, and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business. In the event that the Company’s relationships with Trafigura and Ashai Refining are interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its metals concentrates and doré bars; however, any interruption could temporarily disrupt the Company’s sale of its products and adversely affect operating results.

The Company’s Aguila Project, which is located in the State of Oaxaca, Mexico, accounted for 100% of the Company’s total sales for the years ended December 31, 2015, 2014 and 2013.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of the depositing institutions mitigate the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company on September 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company does not anticipate any significant changes due to the implementation of this update, as there are no complex contractual arrangements with current customers, therefore our current revenue recognition model is not expected to change.

Accounting Standards Update No. 2015-11 Inventory (“Topic 330”). Topic 330 Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this Update require an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not anticipate any significant changes due to the implementation of this update.

Accounting Standards Update No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740). In November, 2015, the FASB issued guidance that requires registrants to classify deferred tax assets and liabilities as non-current items on the balance sheet instead of disclosing the current portion separately. This change was made because the classification used in the past generally did not align with the time period in which registrants expected to recover or settle the related assets and liabilities. As a result, presentation has been simplified. The Company has elected to adopt this update retrospectively. Accordingly, the Company's deferred tax assets and liabilities have been classified as non-current items on the balance sheets presented herein. The impact in 2014 was a reduction of current assets and an increase in non-current assets of $3.9 million.

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February, 2016, the FASB issued a new standard regarding leases. There are elements of the new standard that could impact almost all entities to some extent, although lessees will likely see the most significant changes. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and  a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company has not yet performed an assessment of the impact on the financial statements and disclosures.

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

Level 2Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity.)

The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy. As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices	$-	$321	$-	$321	Accounts receivable
Investments in equity securities	$400	$-	$-	$400	Prepaid expense and other current assets

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices	$-	$1,416	$-	$1,416	Accounts receivable
Investments in equity securities	$2,389	$-	$-	$2,389	Investments

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

The Company’s current investments consist of marketable equity securities which are valued using quoted market prices for each security when available.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s consolidated statements of income as shown in the following table:

	Year ended December 31,
	2015	2014	2013	Statement of Income Classification
	(in thousands)
Derivative gain (loss)	$463	$(1,121)	$563	Sales, net
Investment (loss) gain	$(1,989)	$584	$-	Other (expense) income, net

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividend for gold and silver bullion. During the twelve months ended December 31, 2015, the Company made no purchases of gold or silver bullion.

The Company’s investment in gold and silver bullion is carried at the lower of cost or market; please see Note 17 for information regarding the write-downs on the gold and silver bullion inventory. At December 31, 2015 and 2014, the Company’s holdings of bullion consisted of the following:

	2015		2014
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )
Ounces	1,623	91,522	1,646	92,237
Carrying value per ounce	$1,062	$13.82	$1,199	$15.97
Total carrying value	$1,723	$1,265	$1,974	$1,473

4. Current Inventories

At December 31, 2015 and 2014, inventories consisted of the following:

	2015	2014
	(in thousands)
Stockpiles - underground mine	$121	$116
Stockpiles - open pit mine (1)	729	-
Concentrates	1,432	1,481
Materials and supplies (2)	6,471	5,698
Total	$8,753	$7,295

(1)	Reclassified from non-current inventory.
(2)	Net of reserve for obsolescence of $92 and $217, respectively.

5. Income Taxes

The Company files income taxes on an entity basis. Gold Resource Corporation and its U.S. subsidiary file a consolidated U.S. tax return (“U.S. Operations”) and the Company’s foreign subsidiary files in Mexico (“Foreign Operations, Mexico”.) For financial reporting purposes, net income before income taxes includes the following components:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
U.S. Operations	$(10,389)	$(8,396)	$(5,900)
Foreign Operations, Mexico	20,842	39,662	14,875
Total income before income taxes	$10,453	$31,266	$8,975

The Company’s income tax expense (benefit) from continuing operations consists of the following:

	Years ended December 31,
	2015	2014	2013
Current taxes:	(in thousands)
Federal	$353	$353	$-
State	-	-	-
Foreign	1,905	12,106	6,837
Total current taxes	$2,258	$12,459	$6,837

Deferred taxes:
Federal	$(1,396)	$2,586	$(2,064)
State	-	-	-
Foreign	6,529	1,185	(1,132)
Total deferred taxes	$5,133	$3,771	$(3,196)
Total income tax provision	$7,391	$16,230	$3,641

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Tax at statutory rates	$3,554	$10,943	$3,141
U.S Operations - state income tax impact	(285)	(116)	520
Foreign rate differential	(819)	(1,906)	(1,978)
Dividends, net of foreign tax credits	267	3,082	2,958
Adjustments to deferred tax assets	2,600	633	(5,108)
Change in valuation allowance	(129)	116	2,228
Disposition of foreign subsidiary	-	-	122
Mexico mining tax	1,103	2,964	(380)
Stock-based compensation	365	764	833
Impact of foreign currency loss (gain)	521	(494)	(95)
Decrease in U.S. effective tax rate	191	-	(456)
Nondeductible expenses	323	395	279
Reversal of Mexican inflationary index gain	(488)	(768)	-
Other	188	617	1,577
Tax provision	$7,391	$16,230	$3,641

In December 2013, the Mexican President approved a tax reform bill that enacted a new Income Tax Law (“MITL”), which increased the effective income tax rate applicable to the Company’s Mexican operations effective January 1, 2014. Under the reform, the corporate income tax rate remained at 30%; previously enacted reductions of the tax rate over the next two years to 28% were eliminated. The reform also introduced a 10% withholding tax on dividends paid to non-resident shareholders (allows for relief under certain of Mexico's tax treaties).

As part of the tax reform bill, two new mining duties were introduced in addition to the existing tax on mining property based on the size of the mining property: (i) a "special" mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extracting activities performed by concession holders and (ii) the "extraordinary" mining duty of 0.5% on the gross revenue from the sale of gold, silver and platinum. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets, but exploration and prospecting depreciable costs are deductible when incurred. Both duties are tax deductible for income tax purposes.

As a result of the tax reforms, mining entities are subject to the special mining royalty tax of 7.5% in addition to the 30% corporate income tax which increased the effective tax rate applicable to the Company’s Mexican operations effective January 1, 2014.

The Company recorded a non-cash charge of $0.7 million related to the deferred tax impacts of the above tax changes for the year ended December 31, 2013.

Undistributed earnings of the Company’s foreign subsidiaries were approximately $36.1 million at December 31, 2015. These earnings are considered indefinitely reinvested, and do not include earnings which are considered distributed. Accordingly, no provision for U.S. federal and state income taxes has been provided for on those earnings. These additional foreign earnings could be subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount, if any, of taxes payable.

The Company distributed $3.0 million, $24.0 million, and $17.0 million from the Mexican operation to the U.S. operation in 2015, 2014, and 2013, respectively. No US tax was paid on the distributions because the Company claimed foreign tax credits against these earnings.

The Company, on an entity-by-entity basis, evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that the deferred tax asset related to the state net operating loss carry forwards were not "more likely than not" to be realized and recorded a valuation allowance related to net operating loss carry forwards of $0.2 million and $0.1 million, respectively, for the years ended December 31, 2015 and 2014.

	At December 31,
	2015	2014
Non-current deferred tax assets:	(in thousands)
Tax loss carryforward - U.S.	$1,417	$1,626
Property and equipment	11,717	17,102
Stock-based compensation	6,781	6,953
Foreign tax credits	1,617	895
Foreign mining tax	69	756
Other	1,842	1,373
Total deferred tax assets	23,443	28,705
Valuation allowance	(2,379)	(2,508)
Deferred tax assets after valuation allowance	$21,064	$26,197

Long-term deferred tax liability	-	-

Net deferred tax asset	$21,064	$26,197

At December 31, 2015, the Company has U.S. tax loss carry-forwards for U. S. tax purposes approximating $30.0 million, which expire between 2021 and 2025, and foreign tax credits of $5.7 million that expire between 2022 and 2025.

As of December 31, 2015, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

The Company’s largest deferred tax asset arose from exploration costs incurred in the Mexican operation through December 31, 2013, when the Company transitioned to a Production Stage Enterprise. These costs were expensed when they were incurred on the Company’s financial statements as required by US GAAP, but are capitalized and depreciated under Mexican tax law.

The Company transferred fixed assets from the U.S. parent to its Mexico subsidiary within the consolidated group in 2013. This transfer created a difference in the tax basis of the assets in our Mexico subsidiary tax jurisdiction and consolidated financial statement carrying amounts. The net tax effect of this intercompany transaction is deferred in consolidation and recorded as a deferred charge of $0.9 million. This charge is being amortized to income tax expense over 10 years to eliminate the deferred tax impact for the intercompany transaction.

Currently the Company is undergoing a tax examination by the Mexican tax authorities that spans back to 2011 and 2012 tax years. The tax examinations are open and ongoing and no further information has been communicated to the Company by the Mexican tax authorities.

6. Prepaid Expenses and Other Current Assets

At December 31, 2015 and 2014, prepaid expenses and other current assets consisted of the following:

	2015	2014
	(in thousands)
Advances to suppliers	$89	$1,193
Other receivables	86	179
Prepaid insurance	1,120	329
Vendor deposits	797	921
Investment in equity securities (1)	400	-
Other current assets	116	313
Total	$2,608	$2,935

(1)

Consists of common shares of Canamex Resources Corporation purchased in 2014 for $1.8 million. The fair value of this investment at December 31, 2015 and 2014 was $0.4 million and $2.4 million, respectively. The unrealized loss for the year ended December 31, 2015 was $1.4 million and the unrealized gain for the year ended December 31, 2014 was $0.6 million.

7. Property, Plant and Mine Development – net

At December 31, 2015 and 2014, property, equipment and mine development consisted of the following:

	2015	2014
	(in thousands)
Asset retirement costs	$659	$448
Construction-in-progress	3,916	592
Furniture, computer and office equipment	2,748	2,899
Land and mineral rights	230	227
Light vehicles and other mobile equipment	1,887	1,942
Machinery and equipment (1)	19,867	19,398
Mill facilities and infrastructure	8,920	2,825
Mine development	31,079	13,393
Subtotal (2)	69,306	41,724
Accumulated depletion, depreciation and amortization (3)	(17,669)	(9,376)
Total	$51,637	$32,348

(1)	Includes $3.1 million of assets recorded under capital leases for the years ended December 31, 2015 and 2014. Please see Note 12 for additional information.
(2)	Includes accrued capital expenditures of $2.9 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively.
(3)	Includes $0.5 million and $0.3 million for the years ended December 31, 2015 and 2014 respectively, of accumulated depreciation associated with capitalized leased assets.

Depletion, depreciation and amortization expense for years ended December 31, 2015, 2014 and 2013 was $9.1 million, $4.6 million and $2.6 million, respectively.

8. Investments in Equity Securities

At December 31, 2015 and 2014, the Company’s investment in non-current equity securities consisted of a common stock investment of Laguna Gold Pty Ltd of $0.2 million. The Company determined that it is not practicable to estimate the fair value of this investment.

9. Other Non-Current Assets

At December 31, 2015 and 2014, other non-current assets consisted of the following:

	2015	2014
	(in thousands)
Deferred charge (1)	$620	$706
Stockpiles - open pit mine	-	903
Other non-current assets	365	-
Total	$985	$1,609

(1)	Please see Note 5.

In 2015, the Company reclassified open pit stockpiles from non-current to current assets. In addition, the Company acquired for $0.3 million, an option to purchase a gold bearing property in Nevada, held by Silver Reserve Corporation, a wholly-owned subsidiary of Infrastructure Materials Corp.; the property is referred to as “Gold Mesa.”

10. Accrued Expenses and Other Current Liabilities

At December 31, 2015 and 2014, accrued expenses and other current liabilities consisted of the following:

	2015	2014
	(in thousands)
Accrued insurance	$909	$235
Accrued royalty payments	1,152	1,343
Payroll and other taxes payable	79	107
Accrued vendor payables and other (1)	-	2,238
Total	$2,140	$3,923

(1)	Note in the year ended December 31, 2015, accrued vendor payables are classified as accounts payable.

11. Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the years ended December 31, 2015 and 2014:

	2015	2014
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,545	$2,887
Changes in estimate	17	(17)
Foreign currency exchange gain	(370)	(325)
Reclamation liabilities – balance at end of period	2,192	2,545
Asset retirement obligation – balance at beginning of period	448	-
Changes in estimate	187	448
Accretion expense	42	-
Foreign currency exchange gain	(54)	-
Asset retirement obligation – balance at end of period	623	448
Total period end balance	$2,815	$2,993

12. Commitments and Contingencies

Litigation

On December 30, 2015, a former contractor filed a lawsuit against the Company’s subsidiary, Don David Gold Mexico S.A. de C.V., in district court in Oaxaca, Mexico. The lawsuit was brought under provisions of the Mexican Commercial Code alleging that work was performed by the contractor for which it had not been paid. The Company has denied the allegations on the basis that the work was not performed. While the ultimate outcome and impact on the Company cannot be predicted with certainty and management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows. Therefore, no liability has been recorded at December 31, 2015. The Company continues to vigorously defend its position in Mexican court.

Operating leases

In 2014, the Company sold the building that serves as its executive and administrative headquarters in Colorado Springs, Colorado and has leased a portion back under a renewable one-year lease. The lease was renewed in 2015.  The Company also leases an office in Denver, Colorado consisting of approximately 2,500 square feet, which was renewed in 2015 for three years. The Company’s Mexico subsidiary leases office space in Oaxaca City, Oaxaca. The subsidiary entered into a ten year lease commencing January 1, 2012.

The Company’s known obligations at December 31, 2015, are set forth in the table below:

	Payments due by Period
	Total	2016	2017	2018	2019	2020 and Thereafter
	(in thousands)
Capital lease obligations (1)	$853	$853	$-	$-	$-	$-
Operating leases	674	150	148	149	83	144
Purchase obligations (2)	2,469	2,469	-	-	-	-
Contracted Services	1,025	1,025	-	-	-	-
	$5,021	$4,497	$148	$149	$83	$144

(1)

Amounts represent principal of $0.8 million, a bargain purchase option for less than $0.1 million and estimated interest payments of less than $0.1 million, assuming no early extinguishment. The Company has equipment leases that qualify as capital leases which have been recorded at the present value of the future minimum lease payments, including transaction fees and bargain purchase options, which approximates the net carrying value of the equipment. The equipment leases bear interest at 4.5% to 5.5% per annum, with monthly principal and interest payments of approximately $0.1 million over the three-year lease term. The Company has an option to purchase the equipment at the end of the lease term for less than $0.1 million. Depreciation on the leased assets is recorded over their estimated useful lives.

(2)

Purchase obligations are not recorded in the Consolidated Financial Statements. Purchase obligations represent contractual obligations for purchase of power, materials and supplies, consumables, inventories and capital projects.

13. Shareholders’ Equity

The Company declared dividends of $6.1 million and paid dividends of $6.5 million during the year ended December 31, 2015.  During the year ended December 31, 2014, the Company declared dividends of $6.5 million and paid dividends of $6.5 million. During the year ended December 31, 2013, the Company declared dividends of $22.9 million and paid dividends of $25.5 million. At the end of 2015, the Board of Directors modified the dividend to one-sixth cent per share per month or $0.02 per share per year.  The Company has declared monthly cash dividends totaling $2.03 per share of common stock to shareholders of record since July 2010.

On February 25, 2016, the Board of Directors declared a one-sixth cent per share dividend on common stock totaling $0.01 million payable in March 2016.

In 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. During 2014 and 2015, the Company did not repurchase any additional shares of common stock.

The Company issued 87,337 shares as a partial payment on a property option at Gold Mesa, please see Note 9.

14. Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs. The Company also compares assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in decreases to sales of $2.0 million,  $4.1 million and $5.1 million, respectively, for the years ended December 31, 2015, 2014 and 2013.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in an increase to sales of $0.5 million for the year ended December 31, 2015, a decrease to sales of $1.1 million for the year ended December 31, 2014 and a decrease to sales of $0.6 million for the year ended December 31, 2013.

Sales of metal concentrates are recorded net of smelter refining fees, treatment charges and penalties. Total charges for these items totaled $12.4 million, $13.5 million and $14.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

15. Employee Benefits

401(k) Plan

Effective October 2012, the Company adopted a profit sharing plan which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 45% of their qualified wages, subject to the IRS annual maximums. The employee’s immediately vest in any matching contribution by the Company; the matching contribution expense amounted to $0.2 million in 2015,  $0.1 million in 2014 and $0.1 million in 2013. The unfunded matching contribution obligation was nil for the year ended December 31, 2015.

16. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors, which determines the terms pursuant to which any option is granted. The maximum amount of common stock subject to grant under the Plan is 10 million shares. As of December 31, 2015, there were 0.6 million shares available for future grant under the Plan.

A summary of activity under the Plan for the year ended December 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2013	5,615,000	$9.66	6.7	$3,364
Granted	10,000	5.81	-	-
Exercised	(400,000)	0.25	-	-
Expired	(230,000)	18.41	-	-
Forfeited	(320,000)	15.74	-	-
Outstanding as of December 31, 2014	4,675,000	$9.63	5.9	$-
Granted	1,260,000	2.30	-	-
Exercised	-	-	-	-
Expired	(345,000)	12.66	-	-
Forfeited	(40,000)	12.44	-	-
Outstanding as of December 31, 2015	5,550,000	$7.75	5.1	$-

Vested and exercisable as of December 31, 2015	4,371,666	$8.87	5.1	$-

The weighted-average fair value of options granted during the years ended December 31, 2015, 2014, and 2013 was $0.78,  $2.27 and $4.24, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $4.7 million,  $5.5 million and $8.3 million, respectively. The Company received $0.1 million in cash proceeds from options exercised during 2014.

The following table summarizes information about stock options outstanding at December 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.26 - $3.39	1,260,000	9.70	$2.30	225,000	$2.30
$3.40 - $3.95	1,900,000	2.70	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,150,000	6.52	$10.13	1,086,666	$10.06
$14.37 - $17.09	240,000	7.01	$14.63	160,000	$14.63
$17.10 - $20.51	1,000,000	6.63	$18.02	1,000,000	$18.02
	5,550,000	5.97	$7.75	4,371,666	$8.87

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $5.0 million, $7.6 million, respectively.

Stock-based compensation expense has been allocated between production costs and general and administrative expense as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Production costs	$1,073	$2,182	$2,380
General and administrative expenses	2,399	2,769	5,237
Total	$3,472	$4,951	$7,617

The estimated unrecognized stock-based compensation expense from unvested options as of December 31, 2015 was approximately $0.7 million, and is expected to be recognized over the remaining vesting periods of up to three years.

The assumptions used to determine the value of stock-based awards under the Black-Scholes-Merton method are summarized below:

	Year ended December 31,
	2015	2014	2013
Risk-free interest rate	1.03%	0.69%	0.68 - 1.62%
Dividend yield	5.22%	1.63%	2.87 - 3.40%
Expected volatility	58.79%	53.63%	62.74 - 63.21%
Expected life in years	5	5	5

17. Other (Expense) Income, Net

During the years ended December 31, 2015, 2014 and 2013,  other (expense) income consisted of the following:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Unrealized currency exchange gain (loss)	$256	$(1,109)	$(526)
Realized currency exchange (loss) gain	(246)	279	169
Impairment loss on gold and silver coins and bullion	(420)	(279)	(1,743)
Unrealized (loss) gain from investments (1)	(1,989)	702	-
Interest income	16	161	166
Interest expense	(87)	-	-
Other income (expense)	4	(76)	579
Total	$(2,466)	$(322)	$(1,355)

(1)

The unrealized (loss) gain due to changes in an equity investment include gains and losses that are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding our fair value measurements and investments, please see Notes 2 and 8 for additional information.

18. Net Income per Common Share

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

Stock options totaling 4.3 million, 2.8 million and 2.6 million as of December 31, 2015, 2014 and 2013, respectively, were excluded from the computation of diluted weighted average shares outstanding due to being anti-dilutive. The exercise price of those stock options exceeded the average market price of the Company’s common shares of $2.83,  $4.78 and $9.06 for the years ended December 31, 2015, 2014 and 2013, respectively.

The effect of potentially dilutive stock options on the weighted average number of shares outstanding is as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Net income (in thousands)	$3,062	$15,036	$5,334
Basic weighted average shares of common stock outstanding	54,186,547	54,119,095	53,255,259
Dilutive effect of stock options	72,765	501,237	2,044,216
Diluted weighted average common shares outstanding	54,259,312	54,620,332	55,299,475
Net income per:
Basic share	$0.06	$0.28	$0.10
Diluted share	$0.06	$0.28	$0.10

19. Supplementary Cash Flow Information

During the years ended December 31, 2015, 2014 and 2013,  other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows consisted of the following:

	2015	2014	2013
	(in thousands)
Deferred charge (1)	$86	$87	$(793)
Impairment loss on gold and silver coins and bullion	420	279	1,743
Unrealized foreign currency exchange loss	(256)	1,109	526
Unrealized loss (gain) on investments	1,989	(702)	-
Other	760	(443)	112
Total other operating adjustments and write-downs	$2,999	$330	$1,588

(1)Please see Note 5 and Note 9.

20. Quarterly Financial Data (Unaudited)

The following represents selected information from the unaudited quarterly consolidated statements of income (loss) and comprehensive income (loss) for the years ended December 31, 2015 and 2014:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Sales, net	$28,372	$23,273	$19,437	$21,619
Mine gross profit	14,023	6,925	4,441	4,934
Operating income (loss)	9,580	1,643	(282)	1,978
Other loss	(504)	(543)	(1,033)	(386)
Net income (loss)	$5,053	$812	$(469)	$(2,334)
Net income (loss) per common share:
Basic	$0.09	$0.01	$(0.01)	$(0.03)
Diluted	$0.09	$0.01	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic	54,179,369	54,179,369	54,179,369	54,186,547
Diluted	54,179,369	54,179,369	54,179,369	54,259,312

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Sales of metals concentrate, net	$31,152	$33,669	$21,052	$29,532
Mine gross profit	16,186	16,648	8,023	10,014
Operating income (loss)	11,885	12,802	(415)	7,316
Other (expense) income	469	205	69	(1,065)
Net income (loss)	$7,125	$7,156	$(1,455)	$2,210
Net income (loss) per common share:
Basic	$0.13	$0.13	$(0.03)	$0.04
Diluted	$0.13	$0.13	$(0.03)	$0.04
Weighted average shares outstanding:
Basic	53,934,925	54,179,369	54,179,369	54,119,095
Diluted	54,697,710	54,556,217	54,179,369	54,326,169

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting as of December 31, 2015, was effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting, other than the remediation of the material weakness described below that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Remediation of Previously Reported Material Weakness

As previously disclosed in the Form 10-K for the year ended December 31, 2014, management had concluded there was a material weakness in internal controls over financial reporting related to the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Remediation actions previously disclosed with Item 4. Controls and Procedures section of the Form 10-Q during the first three quarters of 2015, were fully implemented and executed through year-end. As of December 31, 2015, the Company has completed the documentation and testing of the design and effectiveness of the corrective actions taken, and therefore, management concluded that, as of December 31, 2015, the material weakness related to its accounting for income taxes was remediated.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited Gold Resource Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gold Resource Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A(b), Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Gold Resource Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gold Resource Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2015 and our report dated March 8, 2016 expressed an unqualified opinion on these consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado

March 8, 2016

ITEM 9B.OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2016 Annual Meeting of Shareholders (“2016 Proxy Statement”) expected to be filed within 120 days after the end of our fiscal year ended December 31, 2015.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2016 Proxy Statement.

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

10.7

Contract Services Agreement between the Company and Richard Irvine dated February 16, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.27, File No. 001-34857).

10.8

Office Lease between the Company and Lincoln ASB Colorado Center LLC effective November 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.29, File No. 001-34857).

10.9	Executive Employment Agreement between the Company and Barry Devlin (incorporated by reference from our current report on Form 8-K filed on November 13, 2012, Exhibit 10.1, File No. 001-34857).

10.1

Amendment No. 1 to Employment Agreement between the Company and Barry Devlin effective December 1, 2014 (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 10.23, File No. 001-34857).

10.11

Form of Executive Employment Agreement between the Company and its executive officers including its Principal Executive Officer and Principal Financial Officer (incorporated by reference from our current report on Form 8-K filed on July 8, 2015, Exhibit 10.1, File No. 001-34857).

10.12

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference from our current report on Form 8-K filed on December 18, 2013, Exhibit 10.1, File No. 001-34857).

10.13	Consulting Agreement between the Company and William Reid (incorporated by reference from our current report on Form 8-K filed on February 6, 2014, Exhibit 10.1, File No. 001-34857).

10.14

Amendment to Consulting Agreement between the Company and William Reid effective January 1, 2015 (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 10.20, File No. 001-34857).

10.15

Purchase Contract between Don David Gold, S.A. de C.V. and Johnson Matthey Gold & Silver Refining Inc. dated August 15, 2014 (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 10.26, File No. 001-34857).

10.16*	Purchase Contract 103-16CMX-012-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2015.

10.17*	Purchase Contract 203-16CMX-013-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2015.

10.18*	Purchase Contract 303-16CMX-011-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2015.

10.19*	Amendment No. 1 to Office Lease between the Company and Lincoln ASB Colorado Center LLC dated August 26, 2015.

21	Subsidiaries of the Company (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 21, File No. 001-34857).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2015 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Other Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*  filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: March 8, 2016	/s/ Jason D. Reid
By: Jason D. Reid, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jason D. Reid	Chief Executive Officer, President and Director	March 8, 2016
Jason D. Reid	(Principal Executive Officer)

/s/ John A. Labate	Chief Financial Officer	March 8, 2016
John A. Labate	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors	March 8, 2016
Bill M. Conrad

/s/ Tor Falck	Director	March 8, 2016
Tor Falck

/s/ Gary C. Huber	Director	March 8, 2016
Gary C. Huber

EXHIBIT INDEX

Item No.	Description

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

10.7

Contract Services Agreement between the Company and Richard Irvine dated February 16, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.27, File No. 001-34857).

10.8

Office Lease between the Company and Lincoln ASB Colorado Center LLC effective November 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.29, File No. 001-34857).

10.9	Executive Employment Agreement between the Company and Barry Devlin (incorporated by reference from our current report on Form 8-K filed on November 13, 2012, Exhibit 10.1, File No. 001-34857).

10.1

Amendment No. 1 to Employment Agreement between the Company and Barry Devlin effective December 1, 2014 (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 10.23, File No. 001-34857).

10.11

Form of Executive Employment Agreement between the Company and its executive officers including its Principal Executive Officer and Principal Financial Officer (incorporated by reference from our current report on Form 8-K filed on July 8, 2015, Exhibit 10.1, File No. 001-34857).

10.12

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference from our current report on Form 8-K filed on December 18, 2013, Exhibit 10.1, File No. 001-34857).

10.13	Consulting Agreement between the Company and William Reid (incorporated by reference from our current report on Form 8-K filed on February 6, 2014, Exhibit 10.1, File No. 001-34857).

10.14

Amendment to Consulting Agreement between the Company and William Reid effective January 1, 2015 (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 10.20, File No. 001-34857).

10.15

Purchase Contract between Don David Gold, S.A. de C.V. and Johnson Matthey Gold & Silver Refining Inc. dated August 15, 2014 (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 10.26, File No. 001-34857).

10.16*	Purchase Contract 103-16CMX-012-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2015.

10.17*	Purchase Contract 203-16CMX-013-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2015.

10.18*	Purchase Contract 303-16CMX-011-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2015.

10.19*	Amendment No. 1 to Office Lease between the Company and Lincoln ASB Colorado Center LLC dated August 26, 2015.

21	Subsidiaries of the Company (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 21, File No. 001-34857).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2015 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Other Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*  filed herewith