Form 10-Q
period 2016-03-31
GOLD RESOURCE CORP
filed 2016-05-04
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,266,706 shares of common stock outstanding as of May 3, 2016.

GOLD RESOURCE CORPORATION

FORM 10-Q

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the exhibits listed therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,325	$12,822
Gold and silver bullion	3,413	2,988
Accounts receivable	907	321
Inventories	9,318	8,753
IVA taxes receivable	1,331	1,332
Income tax receivable	3,887	3,794
Prepaid expenses and other current assets	2,434	2,608
Total current assets	31,615	32,618
Property, plant and mine development, net	53,073	51,637
Deferred tax assets	20,494	21,064
Investments in equity securities	231	231
Other non-current assets	937	985
Total assets	$106,350	$106,535
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,901	$11,600
Accrued expenses and other current liabilities	2,079	2,140
Capital lease obligations	696	842
Mining royalty taxes payable	3	230
Dividends payable	90	90
Total current liabilities	13,769	14,902
Capital lease obligations	24	-
Reclamation and remediation liabilities	2,795	2,815
Total liabilities	16,588	17,717
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,603,104 and 54,266,706 shares issued and outstanding, respectively, at March 31, 2016 and December 31, 2015	55	55
Additional paid-in capital	96,913	96,766
Accumulated deficit	(151)	(948)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	89,762	88,818
Total liabilities and shareholders' equity	$106,350	$106,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

for the three months ended March 31, 2016 and 2015

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2016	2015

Sales, net	$17,403	$28,372
Mine cost of sales:
Production costs	11,096	12,934
Depreciation and amortization	2,806	1,392
Reclamation and remediation	47	23
Total mine cost of sales	13,949	14,349
Mine gross profit	3,454	14,023
Costs and expenses:
General and administrative expenses	2,178	2,731
Exploration expenses	504	1,712
Total costs and expenses	2,682	4,443
Operating income	772	9,580
Other income (expense), net	706	(504)
Income before income taxes	1,478	9,076
Provision for income taxes	681	4,023
Net income	$797	$5,053
Net income per common share:
Basic and diluted	$0.01	$0.09
Weighted average shares outstanding:
Basic and diluted	54,266,706	54,179,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2016 and 2015

(U.S. dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$797	$5,053
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	515	6
Depreciation, depletion and amortization	2,856	1,457
Stock-based compensation	418	1,066
Other operating adjustments	(608)	286
Changes in operating assets and liabilities:
Accounts receivable	(586)	(6,043)
Inventories	(566)	(724)
Prepaid expenses and other current assets	394	(24)
Accounts payable and other accrued liabilities	815	1,046
Mining and income taxes payable/receivable	(331)	(1,255)
Other noncurrent assets	26	-
Net cash provided by operating activities	3,730	868
Cash flows from investing activities:
Capital expenditures	(5,687)	(4,937)
Proceeds from the sale of equity investments	163	-
Other investing activities	2	7
Net cash used in investing activities	(5,522)	(4,930)
Cash flows from financing activities:
Dividends paid	(271)	(1,625)
Repayment of capital leases	(424)	(372)
Net cash used in financing activities	(695)	(1,997)
Effect of exchange rate changes on cash and cash equivalents	(10)	(38)
Net decrease in cash and cash equivalents	(2,497)	(6,097)
Cash and cash equivalents at beginning of period	12,822	27,541
Cash and cash equivalents at end of period	$10,325	$21,444
Supplemental Cash Flow Information
Interest expense paid	$8	$24
Income and mining taxes paid	$256	$5,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

1. Basis of Preparation of Financial Statements

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and are prepared in conformance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of Gold Resource Corporation (the “Company”), its U.S. subsidiary GRC Nevada Inc. and its Mexican subsidiary Don David Gold Mexico S.A. de C.V. Significant intercompany accounts and transactions have been eliminated. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended December 31, 2015. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited financial statements contained in the Company’s annual report on Form 10-K.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2015. However, the results of operations for the interim period ended March 31, 2016 may not be indicative of results of operations to be expected for the full fiscal year.

Recently Issued Accounting Pronouncements: Accounting Standards Update 2016-09—Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting. On March 30, 2016 the Financial Accounting Standards Board (“FASB”) issued guidance intended to improve the accounting for employee share-based payments. The standard affects all organizations that issue share-based payment awards to their employees and was part of the FASB’s Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this standard involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is the process of evaluating the impact of this standard on the financial statements and disclosures.

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

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices	$-	$907	$-	$907	Accounts receivable
Investments in equity securities	$620	$-	$-	$620	Prepaid expense and other current assets

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Receivables related to unsettled invoices	$-	$321	$-	$321	Accounts receivable
Investments in equity securities	$400	$-	$-	$400	Prepaid expense and other current assets

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value. The Company determined that it was not practicable to estimate the fair value of its non-current investment in equity securities of $0.2 million and as such, is reported at cost.

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

The Company’s current investments consist of marketable equity securities which are valued using quoted market prices for each security, when available. Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s consolidated statements of income as shown in the following table:

	Three months ended March 31,
	2016	2015	Statement of Income Classification
	(in thousands)
Derivative gain (loss)	$685	$(15)	Sales, net
Investment gain (loss)	$364	$(719)	Other income (expense), net

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market to use in its dividend exchange program under which shareholders may exchange their cash dividends for gold and silver bullion. The Company’s investment in gold and silver bullion is carried at the lower of cost or market.

During the three months ended March 31, 2016, the Company made no purchases of gold or silver bullion. The Company recorded a $0.4 million increase in market value on its gold and silver bullion for the three months ended March 31, 2016 and nil for the three months ended March 31, 2015. At March 31, 2016 and December 31, 2015, the Company’s holdings of bullion consisted of the following:

	2016		2015
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )
Ounces	1,623	91,416	1,623	91,522
Carrying value per ounce	$1,237	$15.38	$1,062	$13.82
Total carrying value	$2,007	$1,406	$1,723	$1,265

4. Current Inventories

At March 31, 2016 and December 31, 2015, inventories consisted of the following:

	2016	2015
	(in thousands)
Stockpiles - underground mine	$455	$121
Stockpiles - open pit mine	554	729
Concentrates	1,832	1,432
Materials and supplies (1)	6,477	6,471
Total	$9,318	$8,753

(1)Net of reserve for obsolescence of $92.

5. Income Taxes

The Company recorded income tax expense of $0.7 million for the three months ended March 31, 2016. During the three months ending March 31, 2015, the Company recorded income tax expense of $4 million.

The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of December 31, 2015. The impact of the planned annual dividends for 2016, net of foreign tax credits, is reflected in the estimated annual effective tax rate. The Company’s annualized effective rate differs from the statutory rate primarily due to dividends from our Mexican subsidiary, unwinding US GAAP deferred tax assets, as well as differences in statutory rates for income and mining taxes in Mexico.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2016, the Company believes it has sufficient positive evidence to conclude that realization of its federal and foreign deferred tax assets are more likely than not to be realized. The Company continues to a carry valuation allowance against its state deferred tax assets, as they are more likely not to be realized.

As of March 31, 2016, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

The Company recently underwent a tax examination by the Mexican tax authorities that spanned back to 2011 and 2012 tax years. The tax examinations were closed with no material adjustments recorded.

6. Prepaid Expenses and Other Current Assets

At March 31, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of the following:

	2016	2015
	(in thousands)
Advances to suppliers	$101	$89
Other receivables	96	86
Prepaid insurance	671	1,120
Vendor deposits	784	797
Investment in equity securities (1)	620	400
Other current assets	162	116
Total	$2,434	$2,608

(1)	Please see Note 2.

7. Property, Plant and Mine Development – net

At March 31, 2016 and December 31, 2015, property, plant and mine development consisted of the following:

	2016	2015
	(in thousands)
Asset retirement costs	$659	$659
Construction-in-progress	4,333	3,916
Furniture and office equipment	1,557	1,555
Land and mineral rights	230	230
Light vehicles and other mobile equipment (1)	2,247	1,887
Machinery and equipment (2)	19,945	19,867
Mill facilities and infrastructure	8,919	8,920
Mine development	33,580	31,079
Software and licenses	1,559	1,193
Subtotal (3)	73,029	69,306
Accumulated depletion, depreciation and amortization (4)	(19,956)	(17,669)
Total	$53,073	$51,637

(1)	Includes $0.3 million of assets recorded under capital leases for the period ended March 31, 2016.
(2)	Includes $3.1 million of assets recorded under capital leases for the periods ended March 31, 2016 and December 31, 2015.
(3)	Includes accrued capital expenditures of $1.3 million and $2.9 million for the periods ended March 31, 2016 and December 31, 2015, respectively.
(4)

Includes $1.1 million and $0.5 million for the periods ended March 31, 2016 and December 31, 2015, respectively, of accumulated depreciation associated with capitalized leased assets. Depreciation on the leased assets is recorded over their estimated useful lives.

The Company recorded depletion, depreciation and amortization expense of $2.9 million and $1.5 million for the three months ended March 31, 2016 and 2015, respectively.

Scheduled minimum capital lease repayments are $0.6 million in 2016 and $0.1 million in 2017.

8. Other Non-Current Assets

At March 31, 2016 and December 31, 2015, other non-current assets consisted of the following:

	2016	2015
	(in thousands)
Deferred charge	$598	$620
Other non-current assets	339	365
Total	$937	$985

9. Accrued Expenses and Other Current Liabilities

At March 31, 2016 and December 31, 2015, accrued expenses and other current liabilities consisted of the following:

	2016	2015
	(in thousands)
Accrued insurance	$484	$909
Accrued royalty payments	1,199	1,152
Other taxes payable	113	79
Other accruals	283	-
Total	$2,079	$2,140

10. Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2016 and the twelve months ended December 31, 2015:

	2016	2015
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,192	$2,545
Changes in estimate	-	17
Foreign currency exchange gain	(24)	(370)
Reclamation liabilities – balance at end of period	2,168	2,192
Asset retirement obligation – balance at beginning of period	623	448
Changes in estimate	-	187
Accretion expense	12	42
Foreign currency exchange gain	(8)	(54)
Asset retirement obligation – balance at end of period	627	623
Total period end balance	$2,795	$2,815

11. Shareholders’ Equity

The Company declared and paid $0.3 million of dividends during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company declared and paid dividends of $1.6 million. Since July 2010, the Company has declared monthly cash dividends totaling $2.04 per share of outstanding common stock to shareholders of record. On April 27, 2016, the Board of Directors declared a dividend on common stock totaling $0.1 million payable in May 2016.

12. Concentrate Sale Settlements

The Company records adjustments to sales of metals concentrate that result from final settlement of provisional invoices in the period that the final invoice settlement occurs. The Company also compares assays taken at the mine site on its concentrate shipments, upon which the Company’s provisional invoices are based, to assays obtained from samples taken at the buyer’s warehouse prior to final settlement, upon which the final invoices are in part based, to assess whether an adjustment to sales is required prior to final invoice settlement. These adjustments resulted in decreases to sales of $0.6 million for the three months ended March 31, 2016, and a decrease to sales of $0.3 million for the three months ended March 31, 2015.

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in an increase to sales of $0.1 million for the three months March 31, 2016, and nil sales adjustments for the three months ended March 31, 2015.

Sales of metal concentrates are recorded net of smelter refining fees, treatment charges and penalties. Total charges for these items totaled $2.9 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.

13. Stock Options

The Company has a non-qualified stock option and stock grant plan under which equity awards may be granted to key employees, directors and others (the “Plan”). The Plan is administered by the Board of Directors, which determines the terms pursuant to which any option is granted. The maximum amount of common stock subject to grant under the Plan is 10 million shares. As of March 31, 2016, there were 0.4 million shares available for future grant under the Plan.

A summary of activity under the Plan for the three months ended March 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2015	5,550,000	$7.75	5.10	$-
Granted	240,000	2.35	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of March 31, 2016	5,790,000	$7.53	5.90	$-

Vested and exercisable as of March 31, 2016	4,591,666	$8.87	4.97	$-

A total of 240,000 options were granted during the three months ended March 31, 2016, of which 100,000 options vested immediately and have an exercise term of 10 years. The remaining options vest over a three year period and have an exercise term of 10 years. The fair value of options granted during the period ended March 31, 2016 was $1.15 per share. The total fair value of options vested during the period ended March 31, 2016 was $0.8 million.

The following table summarizes information about stock options outstanding at March 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.26 - $3.39	1,500,000	9.53	$2.31	325,000	$2.32
$3.40 - $3.95	1,900,000	2.45	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,150,000	6.27	$10.13	1,126,666	$10.19
$14.37 - $17.09	240,000	6.76	$14.63	240,000	$14.63
$17.10 - $20.51	1,000,000	6.38	$18.02	1,000,000	$18.02
	5,790,000	5.90	$7.53	4,591,666	$8.87

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options has been allocated between production costs and general and administrative expense as follows:

	Three months ended March 31,
	2016	2015
	(in thousands)
Production costs	$102	$348
General and administrative expenses	316	718
Total	$418	$1,066

The estimated unrecognized stock-based compensation expense from unvested options as of March 31, 2016 was $0.6 million, and is expected to be recognized over the remaining vesting periods of up to three years. The assumptions used to determine the value of stock-based awards under the Black-Scholes-Merton method are summarized below:

	Three months ended March 31,
	2016	2015
Risk-free interest rate	0.90%	-
Dividend yield	0.02%	-
Expected volatility	61.66%	-
Expected life in years	5.00	-

14. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Three months ended March 31,
	2016	2015
	(in thousands)
Unrealized currency exchange (loss) gain	(88)	545
Realized currency exchange gain (loss)	142	(322)
Gain on gold and silver bullion	426	-
Unrealized gain (loss) from investments (1)	364	(719)
Interest income	1	132
Interest expense	(18)	(26)
Other expense	(121)	(114)
Total	$706	$(504)

(1)

The unrealized gain (loss) due to changes in an equity investment include gains and losses that are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding our fair value measurements and investments, please see Notes 2 and  6.

15. Net Income per Share

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

All stock options outstanding as of March 31, 2016 and March 31, 2015 were anti-dilutive and therefore excluded from the computation of diluted weighted average shares outstanding. The exercise price of those stock options exceeded the average market price of the Company’s common shares of $1.80 and $3.35 for the periods ended March 31, 2016 and March 31, 2015, respectively.

Net income per share is as follows:

	Three months ended March 31,
	2016	2015
	(in thousands, except shares and per share amounts)
Net income	$797	$5,053
Basic weighted average shares of common stock outstanding	54,266,706	54,179,369
Dilutive effect of stock options	-	-
Diluted weighted average common shares outstanding	54,266,706	54,179,369
Net income per:
Basic and diluted share	$0.01	$0.09

16. Supplementary Cash-Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows consisted of the following:

	Three months ended March 31,
	2016	2015
	(in thousands)
Deferred charge (1)	$22	$88
Gain on gold and silver coins and bullion	(426)	-
Unrealized foreign currency exchange loss	88	(545)
Unrealized (gain) loss on investments	(364)	719
Other	72	24
Total other operating adjustments	$(608)	$286

(1)Please see Note 8.

.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2016 and compares those results to the three months ended March 31, 2015. It also analyzes our financial condition at March 31, 2016 and compares it to our financial condition at December 31, 2015. This discussion should be read in conjunction with the management’s discussion and analysis and the audited financial statements and footnotes for the year ended December 31, 2015 contained in our annual report on Form 10-K for the year ended December 31, 2015.

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

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital.  We are presently focused on mineral production from the Aguila Project in Oaxaca, Mexico.  Our processing facilities at the Aguila Project produce doré and base metal concentrates, primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc.

In our financial statements we currently report the sale of precious metals and base metals as revenue and we periodically review our revenue streams to ensure that this remains appropriate.  We consider precious metals to be the primary driver of our economic decisions and believe that base metals are secondary products; consequently, for purposes of calculating the non-GAAP measure total cash cost, after by-product credits, per precious metal gold equivalent ounce sold (including royalties.) Please see Non-GAAP Measures below for additional information.

For the first quarter of 2016, our mill produced 6,463 gold ounces, 434,142 silver ounces, 244 copper tonnes, 838 lead tonnes and 3,261 zinc tonnes. During the same period, we sold 6,215 gold ounces and 378,794 silver ounces, or a total of 10,757 precious metal gold equivalent ounces at a gold to silver price ratio of 83:1, at a total cash cost per gold equivalent ounce of $667. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. Please see the section titled Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

For the three months ended March 31, 2016, we reported revenue of $17.4 million, mine gross profit of $3.5 million and net income of $0.8 million.

Exploration Activities

Oaxaca Mining Unit

The Aguila Project: Our mine exploration activities during the first quarter of 2016 at the Aguila Project focused mainly on underground exploration drilling at the Switchback vein system which is an area of mineralization approximately 500 meters northeast of the Arista vein system. This program targets further exploration and delineation of the multiple high-grade parallel veins at Switchback for reserve definition and optimization of the initial mine plan. A second exploration ramp initiated from the 21 level of the Arista mine also advanced during the quarter to access previously delineated mineralized material at the Switchback deposit. In addition, our mine exploration activities during the first quarter included both infill and step-out holes testing the mineralized vein extensions at our producing Arista underground mine. During the quarter, underground drilling principally targeted the extensions of the Baja, Splay 66, Arista-Chuy and Santa Lucia veins, which are all currently in production in the Arista underground mine. Fifteen diamond drill holes totaling 4,415 meters were completed at the Aguila Project during the first quarter of 2016.

Alta Gracia property: Access agreements with the local Alta Gracia community were finalized and a mining permit was received from the Mexican authorities during the first quarter of 2016. We are awaiting the blasting permit before mining operations can commence. Should a decision be made to conduct mining operations at Alta Gracia, small scale underground mining, with delivery of mineralized material to our Aguila processing facility, could occur later in 2016.

Las Margaritas property: Geological mapping and geochemical sampling continued during the first quarter of 2016 on the new gold and silver mineralized zone called “Trenes” identified at Margaritas. An initial diamond drilling program for Trenes is being evaluated.

Nevada Mining Unit

Gold Mesa property: Exploration targets at Gold Mesa were evaluated for an initial drilling program which commenced in April 2016. The Bureau of Land Management has approved a permit granting the Company access to 30 drill sites on the Gold Mesa property. The initial exploration drill program will consist of approximately 2,000 meters of drilling, with a goal of extending previously known near surface gold mineralization through infill and step-out drill holes.

Results of Operations

The following table summarizes our results of operations:

Operating Data	Three months ended March 31,
	2016	2015
	(in thousands)
Sales, net	$17,403	$28,372
Mine gross profit	3,454	14,023
Operating income	772	9,580
Other income (expense)	706	(504)
Income before income taxes	1,478	9,076
Provision for income taxes	681	4,023
Net income	$797	$5,053

Sales, net

Metal sales of $17.4 million for the three months ended March 31, 2016 decreased by $11.0 million, or 39%, when compared to the same period in 2015. This decrease was primarily due to lower gold and silver production, as well as lower realized metal prices for copper, zinc and particularly silver. For the three months ended March 31, 2016, average realized prices for metals decreased from the first quarter of 2015 as follows: silver by 14% to $14.38 per ounce, copper by 25% to $4,146 per tonne, and zinc by 14% to $1,717 per tonne.

Please see the Production and Sales Statistics table below for additional information regarding our mineral sales statistics for the three months ended March 31, 2016 and 2015.

Production

For the three months ended March 31, 2016, mill production totaled 6,463 ounces of gold and 434,142 ounces of silver, a decrease of 23% and 45% respectively, over the same period in 2015. First quarter 2016 production saw lower head grades that were partially offset by a 23% increase in tonnes milled compared to the same period in 2015. In addition, significantly lower head grades were seen during the quarter from the processing of 16,697 tonnes, or approximately 15% of the throughput for the quarter, of low-grade stockpiled open pit ore mined in years past. The open pit stockpiles have primarily gold, negligible silver and no base metals of copper, lead and zinc which lower the overall grades for the quarter in all metals when processed. Gold and silver ore grades vary depending on the area of the deposit being mined and generally speaking, we expected grades to be lower than in the prior year when we mine in the deeper levels of the deposit. We remain on target with our 2016 annual production outlook of 26,000 gold ounces and 1.9 million silver ounces.

On a precious metal gold equivalent basis, our mill production totaled 11,669 ounces for the three months ended March 31, 2016. Please see the Production and Sales Statistics table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the Arista underground mine. Our production rate and estimated average grades at Arista are a direct result of our mine development and the establishment of sufficient stopes and working faces while maintaining development consistent with the mine plan. The Aguila mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the Arista underground mine to a point where ore extraction can consistently achieve an average rate of 1,500 tonnes per day assuming grade and dilution parameters are met. During the three months ended March 31, 2016, we processed 1,301 ore tonnes per calendar day, including low-grade open pit stockpiled ore, compared to 1,026 ore tonnes per calendar day for the same period in 2015.

The following table summarizes certain information about our mining operations:

Production and Sales Statistics

	Three months ended March 31,
	2016	2015
Milled
Tonnes Milled (1)	113,145	92,359
Tonnes Milled per Day (2)	1,301	1,026
Grade
Average Gold Grade (g/t)	1.99	3.13
Average Silver Grade (g/t)	131	287
Average Copper Grade (%)	0.29	0.42
Average Lead Grade (%)	1.06	1.46
Average Zinc Grade (%)	3.43	3.71
Recoveries
Average Gold Recovery (%)	89	90
Average Silver Recovery (%)	91	93
Average Copper Recovery (%)	74	76
Average Lead Recovery (%)	70	75
Average Zinc Recovery (%)	84	81
Mill production (before payable metal deductions) (3)
Gold (ozs.)	6,463	8,348
Silver (ozs.)	434,142	790,300
Copper (tonnes)	244	293
Lead (tonnes)	838	1,013
Zinc (tonnes)	3,261	2,762

Production and Sales Statistics, continued
	Three months ended March 31,
	2016	2015
Payable metal sold
Gold (ozs.)	6,215	8,678
Silver (ozs.)	378,794	727,315
Copper (tonnes)	220	277
Lead (tonnes)	762	920
Zinc (tonnes)	2,599	2,205
Average metal prices realized (4)
Gold ($ per oz.)	1,199	1,203
Silver ($ per oz.)	14.38	16.74
Copper ($ per tonne)	4,146	5,532
Lead ($ per tonne)	1,807	1,731
Zinc ($ per tonne)	1,717	2,008
Precious metal gold equivalent ounces produced (mill production) (3)
Gold Ounces	6,463	8,348
Gold Equivalent Ounces from Silver	5,206	10,999
Total Precious Metal Gold Equivalent Ounces	11,669	19,347
Precious metal gold equivalent ounces sold
Gold Ounces	6,215	8,678
Gold Equivalent Ounces from Silver	4,542	10,122
Total Precious Metal Gold Equivalent Ounces	10,757	18,800
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties) (5)	$1,295	$818
Total cash cost, after by-product credits, per precious metal gold equivalent ounce sold (including royalties) (5)	$667	$416

(1)	Includes 16,697 tonnes of low-grade stockpile open pit ore.
(2)	Based on actual days the mill operated during the year. Note that this includes 195 tonnes attributable to processing a portion of the low-grade stockpile open pit ore.
(3)

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

(4)

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

Mine gross profit. For the three months ended March 31, 2016, mine gross profit and mine gross profit percent totaled $3.5 million and 20% compared to $14.0 million and 49% for the same period in 2015. The decrease in mine gross profit and mine gross profit percent during the 2016 period was primarily driven by lower sales volumes, lower realized metal prices and the increase in depreciation and amortization expense since we started capitalizing mine development during 2014.

General and administrative expenses. For the three months ended March 31, 2016, general and administrative expenses totaled $2.2 million, compared to $2.7 million for the same period of 2015. The decrease in general and administrative expenses for the three months ended March 31, 2016 compared to the same period in 2015 is primarily due to a decrease in stock based compensation expense and cost reduction measures, partially offset by increased IT support costs due to the implementation of a new Enterprise Resource Planning system.

Exploration expenses.  For the three months ended March 31, 2016, property exploration expenses totaled $0.5 million, compared to $1.7 million for the same period of 2015. The decrease in property exploration expenses is a result of reduced exploration spending as a cost cutting measure. We continued exploration activities at both our Oaxaca and Nevada Mining Units in the first quarter of 2016, although at a reduced rate from the fourth quarter of 2015, as we continue efforts to control costs in the existing commodity price environment.

Other income (expense), net. For the three months ended March 31, 2016, we recorded other income of $0.7 million compared to other expense of $0.5 million during the same period of 2015. The change in other income (expense) for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to foreign currency gains and an increase in the value of equity investments in the 2016 period.

Provision for income taxes. For the three months ended March 31, 2016, income tax expense decreased to $0.7 million from $4.0 million for the same period in 2015. See Note 5 to the Condensed Consolidated Financial Statements for additional information. The decrease in taxes is commensurate with our decrease in income period over period.

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

Total Cash Costs after By-Product Credits (Non-GAAP)

	Three months ended March 31,
	2016	2015
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost (before by-product credits) (1)	$13,925	$15,385
By-product credits (2)	(6,752)	(7,554)
Total cash cost (after by-product credits)	7,173	7,831
Divided by precious metal gold equivalent ounces sold (3)	10,757	18,800
Total cash cost (before by-product credits) per precious metal gold equivalent ounce sold (including royalties)	1,295	818
By-product credits per precious metal gold equivalent ounces sold (2)	(628)	(402)
Total cash costs, after by-product credits, per precious metal gold equivalent ounce sold (including royalties)	$667	$416

(1)

Includes all direct and indirect operating cash costs related to our production of metals including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and site general and administrative costs.

(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

Reconciliation to U.S. GAAP

The following table provides a reconciliation of total cash costs to total mine cost of sales (a U.S. GAAP measure) as presented in the condensed consolidated statements of income:

	Three months ended March 31,
	2016	2015
	(in thousands)
Total cash costs (after by-product credits)	$7,173	$7,831
Treatment and refining charges	(2,931)	(2,799)
By-product credits	6,752	7,554
Depreciation and amortization	2,806	1,392
Accretion	47	23
Stock-based compensation	102	348
Total mine cost of sales	$13,949	$14,349

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended March 31,
	2016	2015
	(in thousands)
By-product credits by dollar value:
Copper sales	$913	$1,535
Lead sales	1,378	1,592
Zinc sales	4,461	4,427
Total sales from by-products	$6,752	$7,554

	Three months ended March 31,
	2016	2015
	(in thousands)
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$85	$82
Lead sales	128	85
Zinc sales	415	235
Total by-product precious metal gold ounces sold	$628	$402

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

	Three months ended March 31,
	2016	2015
	(in thousands)
Mine gross profit	$3,454	$14,023
Stock-based compensation	102	348
Depreciation and amortization	2,806	1,392
Reclamation and remediation	47	23
Adjusted cash flow from mine site operations	$6,409	$15,786

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of $17.8 million, consisting of current assets of $31.6 million and current liabilities of $13.8 million. This represents a decrease of $0.1 million from the working capital balance of $17.7 million at December 31, 2015. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and our dividends.

For the three months ended March 31, 2016 and 2015, we declared dividends of $0.3 million and $1.6 million, respectively.

Cash and cash equivalents as of March 31, 2016 decreased to $10.3 million from $12.8 million as of December 31, 2015, a net decrease in cash of $2.5 million.

Net cash provided by operating activities for the three months ended March 31, 2016 was $3.7 million compared to $0.9 million during the same period in 2015, an increase of $2.8 million. The increase is primarily due the reduction in receivables for the three months ended March 31, 2016, compared to the same period in 2015.

Net cash used in investing activities for the three months ended March 31, 2016 was $5.5 million compared to $4.9 million during the same period in 2015. Cash used in investing activities during the three months ended March 31, 2016 was primarily used for mine development at our Aguila Project. Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including available capital and the ongoing results from the drilling programs and market conditions. Development drilling to further delineate and define our Arista deposit are considered mine development.

Net cash used in financing activities for the three months ended March 31, 2016 was $0.7 million compared to $2.0 million during the same period in 2015. The reduction in cash used in financing activities during the three months ended March 31, 2016 was primarily the result of reduced dividends.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.

Critical Accounting Estimates

There have been no changes in our critical accounting estimates since December 31, 2015.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2015 and the following:

•	Changes in the worldwide price for gold and/or silver;
•	Volatility in the equities markets;
•	Disappointing results from our exploration or production efforts;
•	Producing at rates lower than those targeted;
•	Political and regulatory risks;
•	Weather conditions, including unusually heavy rains;
•	Earthquakes or other unforeseen ground movements impacting mining or processing;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects;

•	Lawsuits;
•	Actions by government central banks; and
•	General economic trends.

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

Foreign Currency Risk

Fluctuations in currency rates, particularly the relative strength of the Unites States dollar (“USD”), affect our results of operations and cash flows. The USD is our functional currency. The foreign currency that primarily impacts our results of operations is the Mexican peso. Such fluctuations may give rise to foreign currency exposure, which may affect future financial results.

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

The following table summarizes the quantities of metals committed under forward sales contracts at March 31, 2016:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	1,962	235,232	139,577	529,737	1,737,974
Average price	$1,233	$15.36	$4,832	$1,800	$1,781

Interest Rate Risk

Our outstanding debt consists of leased equipment classified as capital leases. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

 Equity Price Risk

We have in the past sought and may, in the future seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

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

ITEM 4: Controls and Procedures

During the fiscal period covered by this report, the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in its reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Effective January 1, 2016, the Company transitioned to a new Enterprise Resource Planning system. The Company has taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting, as it pertains to the general information technology control environment.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the three months ended March 31, 2016 we did not repurchase any shares of our common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: May 4, 2016		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: May 4, 2016		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2016, formatted in XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the SEC shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.