Form 10-Q
period 2016-06-30
GOLD RESOURCE CORP
filed 2016-08-02
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,266,706 shares of common stock outstanding as of August 1, 2016.

GOLD RESOURCE CORPORATION

FORM 10-Q

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the exhibits filed or incorporated by reference therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,264	$12,822
Gold and silver rounds/bullion	3,785	2,988
Accounts receivable	2,045	321
Inventories	10,055	8,753
IVA taxes receivable	780	1,332
Income tax receivable	2,074	3,794
Prepaid expenses and other current assets	2,334	2,608
Total current assets	34,337	32,618
Property, plant and mine development, net	52,523	51,637
Deferred tax assets	19,433	21,064
Investments in equity securities	231	231
Other non-current assets	902	985
Total assets	$107,426	$106,535
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,730	$11,600
Accrued expenses and other current liabilities	2,086	2,140
Capital lease obligations	-	842
Mining royalty taxes payable	771	230
Dividends payable	90	90
Total current liabilities	9,677	14,902
Reclamation and remediation liabilities	2,583	2,815
Total liabilities	12,260	17,717
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
54,603,104 and 54,266,706 shares issued and outstanding at June 30, 2016 and December 31, 2015	55	55
Additional paid-in capital	96,980	96,766
Accumulated retained earnings / (deficit)	5,186	(948)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	95,166	88,818
Total liabilities and shareholders' equity	$107,426	$106,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Sales, net	$26,198	$23,273	$43,601	$51,645
Mine cost of sales:
Production costs	10,707	14,117	21,803	27,051
Depreciation and amortization	3,054	2,224	5,860	3,616
Reclamation and remediation	44	7	91	30
Total mine cost of sales	13,805	16,348	27,754	30,697
Mine gross profit	12,393	6,925	15,847	20,948
Costs and expenses:
General and administrative expenses	1,670	2,388	3,848	5,119
Exploration expenses	642	2,894	1,146	4,606
Total costs and expenses	2,312	5,282	4,994	9,725
Operating income	10,081	1,643	10,853	11,223
Other income (expense), net	538	(543)	1,244	(1,047)
Income before income taxes	10,619	1,100	12,097	10,176
Provision for income taxes	5,011	288	5,692	4,311
Net income	$5,608	$812	$6,405	$5,865
Net income per common share:
Basic and diluted	$0.10	$0.01	$0.12	$0.11
Weighted average shares outstanding:
Basic	54,266,706	54,179,369	54,266,706	54,179,369
Diluted	54,670,594	54,179,369	54,372,705	54,179,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$6,405	$5,865
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	1,623	1,602
Depreciation, depletion and amortization	6,029	3,748
Stock-based compensation	486	1,913
Other operating adjustments	(815)	977
Changes in operating assets and liabilities:
Accounts receivable	(1,724)	728
Inventories	(1,302)	(1,195)
Prepaid expenses and other current assets	122	424
Accounts payable and other accrued liabilities	(1,571)	703
Mining and income taxes payable/receivable	2,256	(5,263)
Other noncurrent assets	41	(37)
Net cash provided by operating activities	11,550	9,465
Cash flows from investing activities:
Capital expenditures	(10,276)	(11,943)
Proceeds from the sale of equity investments	324	-
Other investing activities	3	28
Net cash used in investing activities	(9,949)	(11,915)
Cash flows from financing activities:
Dividends paid	(543)	(3,251)
Repayment of capital leases	(606)	(745)
Net cash used in financing activities	(1,149)	(3,996)
Effect of exchange rate changes on cash and cash equivalents	(10)	(72)
Net increase (decrease) in cash and cash equivalents	442	(6,518)
Cash and cash equivalents at beginning of period	12,822	27,541
Cash and cash equivalents at end of period	$13,264	$21,023
Supplemental Cash Flow Information
Interest expense paid	$13	$48
Income and mining taxes paid	$256	$7,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

1. Basis of Preparation of Financial Statements

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and are prepared in conformance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of Gold Resource Corporation (the “Company”), its U.S. subsidiary GRC Nevada Inc. and its Mexican subsidiary Don David Gold Mexico S.A. de C.V. Significant intercompany accounts and transactions have been eliminated. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited financial statements contained in the Company’s annual report on Form 10-K.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2015. However, the results of operations for the interim period ended June 30, 2016 may not be indicative of results of operations to be expected for the full fiscal year.

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

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Gold and silver rounds/bullion	$3,785	$-	$-	$3,785	Gold and silver rounds/bullion
Receivables related to unsettled invoices	$-	$2,045	$-	$2,045	Accounts receivable
Current investments in equity securities	$473	$-	$-	$473	Prepaid expense and other current assets

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total	Balance Sheet Classification
	(in thousands)
Gold and silver rounds/bullion	$2,988	$-	$-	$2,988	Gold and silver rounds/bullion
Receivables related to unsettled invoices	$-	$321	$-	$321	Accounts receivable
Current investments in equity securities	$400	$-	$-	$400	Prepaid expense and other current assets

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used in the dividend program which are valued using quoted market prices. The Company’s current investments consist of marketable equity securities which are valued using quoted market prices. The Company determined that it was not practicable to estimate the fair value of its non-current investment in equity securities of $0.2 million and as such, it is reported at cost.

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s consolidated statements of income as shown in the following table:

	Three months ended June 30,
	2016	2015	Statement of Income Classification
	(in thousands)
Derivative gain	$651	$315	Sales, net
Gold and silver rounds/bullion gain (loss)	$405	$(73)	Other income (expense), net
Investment loss	$(3)	$(780)	Other income (expense), net

	Six months ended June 30,
	2016	2015	Statement of Income Classification
	(in thousands)
Derivative gain (loss)	$1,336	$(794)	Sales, net
Gold and silver rounds/bullion gain (loss)	$832	$(73)	Other income (expense), net
Investment gain (loss)	$361	$(1,499)	Other income (expense), net

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the six months ended June 30, 2016, the Company made no purchases of gold or silver bullion. At June 30, 2016 and December 31, 2015, the Company’s holdings of rounds/bullion consisted of the following:

	2016		2015
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )
Ounces	1,597	91,224	1,623	91,522
Per ounce	$1,321	$18.36	$1,062	$13.82
Total	$2,110	$1,675	$1,723	$1,265

4. Current Inventories

At June 30, 2016 and December 31, 2015, inventories consisted of the following:

	2016	2015
	(in thousands)
Stockpiles - underground mine	$816	$121
Stockpiles - open pit mine	442	729
Concentrates	2,181	1,432
Materials and supplies (1)	6,616	6,471
Total	$10,055	$8,753

(1)Net of reserve for obsolescence of $194 and $92, respectively.

5. Income Taxes

The Company recorded income tax expense of $5.0 million and $5.7 million for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company recorded income tax expense of $0.3 million and $4.3 million, respectively.

The Company recorded $1.7 million of fuel tax credits in income tax receivable with the offset to production cost. The Mexican government approved a 2016 Federal Revenue Act that provides tax incentives, including tax credits on Mexican Excise Duty (a.k.a., IEPS), for the acquisition of combustible fossils to be used in productive processes. Our Mexico operations utilize a significant amount of diesel fuel for power generation that qualifies for such tax credits. These tax credits can be applied against income taxes payable, as well as other income tax withholdings for 2016. The Company already applied $0.2 million of fuel tax credits against its taxes payable and anticipates to utilize the remainder by the end of the year.

The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of December 31, 2015. The impact of the planned annual dividends for 2016, net of foreign tax credits, is reflected in the estimated annual effective tax rate. The Company’s annualized effective rate differs from the statutory rate primarily due to dividends from our Mexican subsidiary as well as differences in statutory rates for income and mining taxes in Mexico.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are available for deduction. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 30, 2016, the Company believes it has sufficient positive evidence to conclude that its federal and foreign deferred tax assets are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As of June 30, 2016, the Company believes that it has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At June 30, 2016 and December 31, 2015, prepaid expenses and other current assets consisted of the following:

	2016	2015
	(in thousands)
Advances to suppliers	$103	$89
Other receivables	268	86
Prepaid insurance	1,134	1,120
Vendor deposits	236	797
Investment in equity securities (1)	473	400
Other current assets	120	116
Total	$2,334	$2,608

(1)	Please see Note 2.

7. Property, Plant and Mine Development, net

At June 30, 2016 and December 31, 2015, property, plant and mine development consisted of the following:

	2016	2015
	(in thousands)
Asset retirement costs	$659	$659
Construction-in-progress	5,635	3,916
Furniture and office equipment	1,557	1,555
Land and mineral rights	230	230
Light vehicles and other mobile equipment	1,993	1,887
Machinery and equipment (1)	19,780	19,867
Mill facilities and infrastructure	8,972	8,920
Mine development	34,610	31,079
Software and licenses	1,606	1,193
Subtotal (2)	75,042	69,306
Accumulated depletion, depreciation and amortization (3)	(22,519)	(17,669)
Total	$52,523	$51,637

(1)	Includes nil and $3.1 million of assets recorded under capital leases for the periods ended June 30, 2016 and December 31, 2015, respectively.
(2)	Includes accrued capital expenditures of $0.1 and $2.9 million for the periods ended June 30, 2016 and December 31, 2015, respectively.
(3)

Includes nil and $0.5 million for the periods ended June 30, 2016 and December 31, 2015, respectively, of accumulated depreciation associated with capitalized leased assets. Depreciation on the leased assets is recorded over their estimated useful lives.

The Company recorded depletion, depreciation and amortization expense of $3.2 million and $6.0 million for the three and six months ended June 30, 2016, respectively. For the three and six months ended June 30, 2015, the Company recorded depletion, depreciation and amortization expense of $2.3 million and $3.7 million respectively.

The Company paid off all capital leases in the second quarter of 2016.

8. Other Non-Current Assets

At June 30, 2016 and December 31, 2015, other non-current assets consisted of the following:

	2016	2015
	(in thousands)
Deferred charge	$577	$620
Other non-current assets	325	365
Total	$902	$985

9. Accrued Expenses and Other Current Liabilities

At June 30, 2016 and December 31, 2015, accrued expenses and other current liabilities consisted of the following:

	2016	2015
	(in thousands)
Accrued insurance	$807	$909
Accrued royalty payments	1,152	1,152
Other taxes payable	127	79
Total	$2,086	$2,140

10. Reclamation and Remediation

The Company’s reclamation and remediation obligations relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2016 and the twelve months ended December 31, 2015:

	2016	2015
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,192	$2,545
Changes in estimate	-	17
Foreign currency exchange gain	(197)	(370)
Reclamation liabilities – balance at end of period	1,995	2,192

Asset retirement obligation – balance at beginning of period	623	448
Changes in estimate	-	187
Accretion expense	23	42
Foreign currency exchange gain	(58)	(54)
Asset retirement obligation – balance at end of period	588	623
Total period end balance	$2,583	$2,815

11. Shareholders’ Equity

The Company declared and paid $0.5 million of dividends during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company declared and paid dividends of $3.3 million. Since July 2010, the Company has declared monthly cash dividends totaling $2.04 per share to shareholders of record. On July 27, 2016, the Board of Directors declared a dividend on common stock totaling $0.1 million payable in August 2016.

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

In addition to the final settlement adjustments on provisional invoices, the Company records a sales adjustment to mark-to-market outstanding provisional invoices at the end of each reporting period. These adjustments resulted in an increase to sales of $0.6 million and $0.7 million for the three and six months ended June 30, 2016 and a decrease to sales of nil and $0.1 million for the three and six months ended June 30, 2015.

Sales of metal concentrates are recorded net of smelter refining fees, treatment charges and penalties. Total charges for these items totaled $4.1 million and $7.0 million for the three and six months ended June 30, 2016, respectively, and $3.1 million and $5.8 million for the three and six months ended June 30, 2015, respectively.

13. Equity Incentive Plans

The Company previously maintained a Non-Qualified Stock Option and Stock Grant Plan, approved by the Board of Directors in 1999 (“1999 Plan”.) In 2010, that plan was amended and restated as the Gold Resource Corporation Amended and Restated Stock Option and Stock Grant Plan and the number of shares reserved for issuance there under was increased to 10 million.

On April 14, 2016, the Board of Directors adopted the Gold Resource Corporation 2016 Equity Incentive Plan (“2016 Plan”) and suspended the grant of any new awards under the 1999 Plan. The 1999 Plan will remain in effect until all awards granted thereunder have been exercised, forfeited, cancelled, expired or otherwise terminated.

The 2016 Plan allows for the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, stock units, performance shares, performance share units and performance cash. All employees, officers, non-employee directors and consultants of the Company are eligible to participate in the 2016 Plan. The current amount of common stock subject to grant under the 2016 Plan is 5.0 million shares. The 2016 Plan was approved by the Company’s shareholders on June 15, 2016.

A summary of activity under the plans for the six months ended June 30, 2016 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2015	5,550,000	$7.75	5.10	$-
Granted	240,000	2.35	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Outstanding as of June 30, 2016	5,790,000	$7.53	5.65	$-

Vested and exercisable as of June 30, 2016	4,591,666	$8.87	4.72	$-

A total of 240,000 options were granted during the six months ended June 30, 2016, of which 100,000 options vested immediately and have an exercise term of 10 years. The remaining options vest over a three year period and have an exercise term of 10 years. The average fair value of options granted during the period ended June 30, 2016 was $1.15 per share. The total fair value of options vested during the period ended June 30, 2016 was $0.8 million.

The following table summarizes information about stock options outstanding at June 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.26 - $3.39	1,500,000	9.28	$2.31	325,000	$2.32
$3.40 - $3.95	1,900,000	2.20	$3.66	1,900,000	$3.66
$5.81 - $14.36	1,150,000	6.02	$10.13	1,126,666	$10.19
$14.37 - $17.09	240,000	6.52	$14.63	240,000	$14.63
$17.10 - $20.51	1,000,000	6.13	$18.02	1,000,000	$18.02
	5,790,000	5.65	$7.53	4,591,666	$8.87

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options has been allocated between production costs and general and administrative expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Production costs	$16	$259	$118	$607
General and administrative expenses	51	589	368	1,306
Total	$67	$848	$486	$1,913

The estimated unrecognized stock-based compensation expense from unvested options as of June 30, 2016 was $0.5 million and is expected to be recognized over the remaining vesting periods of up to three years. The assumptions used to determine the value of stock-based awards under the Black-Scholes-Merton method are summarized below:

	Six months ended June 30,
	2016	2015
Risk-free interest rate	0.90%	-
Dividend yield	0.02%	-
Expected volatility	61.66%	-
Expected life in years	5.00	-

14. Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Unrealized currency exchange gain	$290	$278	$202	$823
Realized currency exchange (loss) gain	(4)	58	139	(264)
Gain (loss) from gold and silver rounds/bullion, net (1)	407	(72)	834	(72)
Gain (loss) from investments, net (1)	28	(780)	399	(1,499)
Interest income	1	15	1	147
Interest expense	(8)	(25)	(26)	(51)
Other expense, net	(176)	(17)	(305)	(131)
Total	$538	$(543)	$1,244	$(1,047)

(1)

Gains and losses due to changes in the fair value of an investment are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding our fair value measurements and investments, please see Note 2.

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

Options to purchase 4.3 million shares of common stock at average exercise prices of $10.28 were outstanding at June 30, 2016 and 2015, but were not included in the computation of diluted weighted average common shares because their exercise prices exceeded the average price of the Company’s common stock for the respective periods presented.

Net income per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except shares and per share amounts)
Net income	$5,608	$812	$6,405	$5,865
Basic weighted average shares of common stock outstanding	54,266,706	54,179,369	54,266,706	54,179,369
Dilutive effect of stock options	403,888	-	105,999	-
Diluted weighted average common shares outstanding	54,670,594	54,179,369	54,372,705	54,179,369
Net income per:
Basic and diluted share	$0.10	$0.01	$0.12	$0.11

16. Supplementary Cash-Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows consisted of the following:

	Six months ended June 30,
	2016	2015
	(in thousands)
Deferred charge (1)	$43	$176
Unrealized (gain) loss on gold and silver rounds/bullion	(832)	73
Unrealized foreign currency exchange gain	(202)	(823)
Unrealized (gain) loss on investments	(361)	1,499
Loss on disposition of fixed assets	515	-
Other	22	52
Total other operating adjustments	$(815)	$977

(1)Please see Note 8.

.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2016 and compares those results to the three and six months ended June 30, 2015. It also analyzes our financial condition at June 30, 2016 and compares it to our financial condition at December 31, 2015. This discussion should be read in conjunction with the management’s discussion and analysis and the audited financial statements and footnotes for the year ended December 31, 2015 contained in our annual report on Form 10-K for the year ended December 31, 2015.

The discussion also presents certain financial measures that are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“non-GAAP”) but are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion below under Non-GAAP Measures.

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila Project in Oaxaca, Mexico. Our processing facilities at the Aguila Project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc.

In our financial statements, we report the sale of precious metals and base metals as revenue and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the primary driver of our economic decisions and believe that base metals are secondary products.

For the second quarter of 2016, our mill produced 10,011 gold ounces, 572,499 silver ounces, 320 copper tonnes, 1,009 lead tonnes and 3,813 zinc tonnes. During the same period, we sold 8,197 gold ounces and 548,537 silver ounces, or a total of 15,570 precious metal gold equivalent ounces, at a total cash cost per gold equivalent ounce of $317. Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. Please see the section titled Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

For the second quarter of 2016, we reported revenue of $26.2 million, mine gross profit of $12.4 million and net income of $5.6 million.

Exploration Activities

Oaxaca Mining Unit, Mexico

The Aguila Project: Our mine exploration activities during the second quarter of 2016 at the Aguila Project focused mainly on underground exploration drilling at the Switchback and Arista vein systems. The Switchback drilling program continued to target further exploration and delineation of the multiple high-grade parallel veins for reserve definition and mine plan optimization. A second Switchback ramp initiated from the 21 level of the Arista mine continued to advance during the second quarter to access previously delineated mineralized material at the Switchback vein system. In addition during the quarter, our mine exploration activities included step-out holes testing the mineralized extensions of the Baja and Splay 66 veins at our producing Arista underground mine. Twelve diamond drill holes totaling 3,594 meters were completed at the Aguila Project during the second quarter of 2016.

Alta Gracia property: We have been granted a mining permit for this property and are awaiting the blasting permit before mining operations can commence at Alta Gracia. Once this final permit is granted we plan to begin development and access the mineralization by improving existing historic drift accesses. We will target small scale underground mining with delivery of mineralized material to our Aguila processing facility anticipated in the fourth quarter of this year. During the second quarter of 2016, surface and underground geological mapping and sampling commenced at Alta Gracia to identify additional areas for potential underground mining.

Las Margaritas property: Geological mapping and geochemical sampling was completed during the second quarter of 2016 on the new gold and silver mineralized zone called “Trenes” identified at Margaritas. An initial diamond drilling program for Trenes is being targeted for later in 2016.

Nevada Mining Unit, U.S.A.

Gold Mesa property: An initial surface drilling program was completed at Gold Mesa during the second quarter of 2016. The initial exploration drill program tested four target areas and consisted of forty-five holes totaling 1,780 meters. This drilling confirmed and extended previously known near surface gold mineralization at Gold Mesa. Significant intercepts included 15.24 meters of 6.27 grams per tonne (“g/t”) gold and 33.54 meters of 1.89 g/t gold. Additional step-out drill holes and testing of other surface gold mineralized zones is targeted for later in 2016.

Radar property: During the second quarter of 2016, we terminated our lease agreement on the Radar gold property located in Nevada.

Results of Operations

The following table summarizes our results of operations:

Operating Data	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Sales, net	$26,198	$23,273	$43,601	$51,645
Mine gross profit	12,393	6,925	15,847	20,948
Operating income	10,081	1,643	10,853	11,223
Other income (expense)	538	(543)	1,244	(1,047)
Income before income taxes	10,619	1,100	12,097	10,176
Provision for income taxes	5,011	288	5,692	4,311
Net income	$5,608	$812	$6,405	$5,865

Sales, net

Metal sales of $26.2 million for the second quarter of 2016 increased by $2.9 million, or 13%, when compared to the same period in 2015. This increase was primarily due to higher gold and base metal production. Gold, copper, lead and zinc production increased by 47%, 9%, 7% and 26%, respectively, when compared to the same period in 2015. Stronger market prices for precious metals were also contributing factors to our increased sales. Gold and silver realized prices increased by 6% to $1,271 and 2% to $17.08, respectively, compared to the same period in 2015. Higher realized prices for gold and silver were partially offset by lower realized prices for base metals.

Metal sales of $43.6 million for the first half of 2016 decreased by $8.0 million, or 16%, when compared to the same period in 2015. This was primarily due to the 27% decrease in silver production and a 4% decrease in realized silver prices, as well as lower realized prices for copper, lead and zinc of 22%, 3% and 14%, respectively. The decrease in silver and base metals sales was slightly offset by higher realized gold prices.

Please see the Production and Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

For the second quarter of 2016, mill production totaled 10,011 ounces of gold and 572,499 ounces of silver, an increase of 47% and a decrease of 1%, respectively, over the same period in 2015. Second quarter 2016 production was significantly impacted by higher gold and base metals grades, when compared to the same period in 2015. We modified our Arista mine plan to allow for the mining of narrower, higher grade veins and supplemented the volume with lower grade, stockpiled open pit ore mined in years past. During the quarter we processed 10,608 tonnes of approximately 2 g/t gold of stockpiled open pit ore. The net effect of running stockpiled open pit ore is that it lowers the overall grades for all metals processed.

For the first half of 2016, mill production totaled 16,474 ounces of gold, an increase of 9% over the same period in 2015, while silver production totaled 1,006,640 ounces, a decrease of 27% from the same period in 2015.

We remain on target with our 2016 annual production outlook of 26,000 gold ounces and 1.9 million silver ounces.

On a precious metal gold equivalent basis, our mill production totaled 17,706 ounces and 29,445 ounces for the second quarter and first half of 2016, respectively. Please see the Production and Sales Statistics table below for additional information regarding our mineral production statistics.

We continue to focus on mining and development activities at the Arista underground mine. Our production rate and estimated average grades at Arista are a direct result of our mine development and the establishment of sufficient stopes and working faces, while maintaining development consistent with the mine plan. The Aguila mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the mine to a point where ore extraction can consistently achieve target capacity while meeting grade and dilution parameters. During the second quarter and first half of 2016, we processed 1,228 and 1,265 ore tonnes per operating day, respectively, compared to 1,127 and 1,077 ore tonnes per operating day, respectively, for the same periods in 2015.

The following table summarizes certain information about our mining operations:

Production and Sales Statistics

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Milled
Tonnes Milled (1)	104,333	102,522	217,478	194,881
Tonnes Milled per Day (2)	1,228	1,127	1,265	1,077
Grade
Average Gold Grade (g/t)	3.27	2.25	2.68	2.66
Average Silver Grade (g/t)	182	189	156	235
Average Copper Grade (%)	0.40	0.35	0.30	0.38
Average Lead Grade (%)	1.40	1.24	1.20	1.35
Average Zinc Grade (%)	4.40	3.59	3.90	3.65
Recoveries
Average Gold Recovery (%)	92	92	91	91
Average Silver Recovery (%)	94	93	93	93
Average Copper Recovery (%)	77	82	76	79
Average Lead Recovery (%)	71	74	71	75
Average Zinc Recovery (%)	84	82	84	82
Mill production (before payable metal deductions) (3)
Gold (ozs.)	10,011	6,788	16,474	15,135
Silver (ozs.)	572,499	580,326	1,006,640	1,370,625
Copper (tonnes)	320	293	564	586
Lead (tonnes)	1,009	943	1,847	1,956
Zinc (tonnes)	3,813	3,038	7,074	5,800

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Payable metal sold
Gold (ozs.)	8,197	7,096	14,413	15,774
Silver (ozs.)	548,537	538,848	927,331	1,266,164
Copper (tonnes)	319	268	539	546
Lead (tonnes)	974	907	1,737	1,827
Zinc (tonnes)	3,424	2,559	6,023	4,763
Average metal prices realized (4)
Gold ($ per oz.)	1,271	1,201	1,240	1,202
Silver ($ per oz.)	17.08	16.70	15.97	16.72
Copper ($ per tonne)	4,740	6,022	4,497	5,773
Lead ($ per tonne)	1,717	1,908	1,757	1,819
Zinc ($ per tonne)	1,940	2,275	1,844	2,152
Precious metal gold equivalent ounces produced (mill production) (3)
Gold Ounces	10,011	6,788	16,474	15,135
Gold Equivalent Ounces from Silver	7,695	8,070	12,971	19,069
Total Precious Metal Gold Equivalent Ounces	17,706	14,858	29,445	34,204
Precious metal gold equivalent ounces sold
Gold Ounces	8,197	7,096	14,413	15,774
Gold Equivalent Ounces from Silver	7,373	7,493	11,949	17,616
Total Precious Metal Gold Equivalent Ounces	15,570	14,589	26,362	33,390
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (5)	$948	$1,162	$1,088	$969
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (5)	$317	$533	$459	$469
Total all-in sustaining cost per precious metal gold equivalent ounce sold (5)	$649	$854	$916	$842
Total all-in cost per precious metal gold equivalent ounce sold (5)	$755	$1,368	$1,035	$1,112

(1)	For the second quarter and first half of 2016, this includes 10,608 and 27,305 tonnes, respectively of low-grade stockpile open pit ore.
(2)	Based on actual days the mill operated during the year.
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

Mine gross profit increased $5.5 million or 79% and decreased $5.1 million or 24% for the second quarter and first half of 2016, respectively, compared to the same periods in 2015. The second quarter 2016 gross profit increase was due to a reduction of production costs as a result of cost reduction efforts and overcoming 2015 challenges, including water inflow management and an unsanctioned work stoppage, as well as a significant reduction to the diesel fuel cost due to the fuel tax credit previously discussed (please see Note 5 to the Condensed Consolidated Financial Statements for additional information). Gross profit was also significantly impacted by higher sales volumes and higher realized prices for precious metals, partially offset by lower realized prices for base metals and an increase in depreciation and amortization expense. Gross profit decreased in the first half of 2016 primarily due to lower sales volume and lower realized metal prices as compared to the same period in 2015. This decrease was offset by significantly lower production cost due to the factors discussed above.

General and administrative expenses decreased $0.7 million and $1.3 million, respectively, for the second quarter and first half of 2016 compared to the same periods in 2015 due to a decrease in stock based compensation expense and cost reduction measures, partially offset by increased IT support costs due to the implementation of a new Enterprise Resource Planning system.

Exploration expenses decreased $2.3 million and $3.5 million respectively, for the second quarter and first half of 2016 compared to the same periods in 2015 due to reduced exploration spending as a result of cost cutting measures. We continued exploration activities at both our Oaxaca and Nevada Mining Units in second quarter and first half of 2016, although at a reduced rate from the same periods in 2015 due to cost reduction efforts.

Other income (expense), net increased $1.1 million and $2.3 million respectively, for the second quarter and first half of 2016 compared to the same periods in 2015 due to foreign currency gains, an increase in the value of gold and silver rounds/bullion and an increase in the market value of equity investments in the 2016 periods.

Provision for income taxes increased $4.5 million and $1.1 million respectively, for the second quarter and first half of 2016 compared to the same periods in 2015. Please see Note 5 to the Condensed Consolidated Financial Statements for additional information. The increase in taxes is commensurate with our increase in income period over period.

Non-GAAP Measures

Throughout this report we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures which we believe will assist with understanding the performance of the business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce, total all-in sustaining cost per ounce (“AISC”) and all-in cost per ounce (“AIC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation, or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

Total cash cost, after by-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. The guidance was first issued in 1996 and revised in November 1999. AISC and AIC are calculated based on guidance from the World Gold Council issued in June 2013.

Total cash cost before by-product credits includes all direct and indirect operating cash costs related to our production of metals (including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and site general and administrative costs) less stock based compensation allocated to production costs plus treatment and refining costs.

Total cash cost after by-product credits includes total cash cost before by-product credits less by-product credits, or revenues earned from base metals.

AISC includes total cash cost after by-product credits plus other costs related to sustaining production, including sustaining capital expenditures, exploration and general and administrative costs. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan. General and administrative costs are derived from the amounts presented in the Condensed Consolidated Statements of Income, less administrative depreciation cost.

AIC includes all-in sustaining cost plus non-sustaining capital expenditures and exploration expense. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance production or reserves, are classified as non-sustaining. Exploration expenses related to projects that are designed to increase or enhance future production are classified as non-sustaining and are derived from the exploration expense amounts presented in the Condensed Consolidated Statements of Income.

Cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce, AISC and AIC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by precious metal gold equivalent ounces sold for the periods presented.

Adjusted cash flow from mine site operations is furnished to provide additional information and is a non-GAAP measure.

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total cash cost after by-product credits	$4,927	$7,788	$12,100	$15,619
Treatment and refining charges	(4,066)	(3,097)	(6,997)	(5,896)
By-product credits	9,830	9,167	16,582	16,721
Depreciation and amortization	3,054	2,224	5,860	3,616
Accretion	44	7	91	30
Stock-based compensation allocated to production costs	16	259	118	607
Total mine cost of sales	$13,805	$16,348	$27,754	$30,697

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$14,757	$16,955	$28,682	$32,340
By-product credits (2)	(9,830)	(9,167)	(16,582)	(16,721)
Total cash cost after by-product credits	4,927	7,788	12,100	15,619
Sustaining capital expenditures	3,580	2,402	8,290	7,339
General and administrative expenses (3)	1,586	2,281	3,759	5,119
Total all-in sustaining cost	10,093	12,471	24,149	28,077
Non-sustaining capital expenditures	1,009	4,604	1,986	4,604
Non-sustaining exploration expense	642	2,894	1,146	4,413
Total all-in cost	$11,744	$19,969	$27,281	$37,094

Precious metal gold equivalent ounces sold (4)	15,570	14,589	26,362	33,390

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$948	$1,162	$1,088	$969
By-product credits per precious metal gold equivalent ounces sold	(631)	(629)	(629)	(500)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	317	533	459	469
Other sustaining expenditures per precious metal gold equivalent ounces sold	332	321	457	373
Total all-in sustaining cost per precious metal gold equivalent ounce sold	649	854	916	842
Non-sustaining expenditures per precious metal gold equivalent ounce sold	106	514	119	270
Total all-in cost per precious metal gold equivalent ounce sold	$755	$1,368	$1,035	$1,112

(1)	Production cost less stock based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.

(3)	Less administrative depreciation costs of $0.1 million and $0.1 million for the second quarter of 2016 and $0.1 million and $0.2 million for the first half of 2016.
(4)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
By-product credits by dollar value:
Copper sales	$1,512	$1,615	$2,425	$3,150
Lead sales	1,673	1,730	3,051	3,322
Zinc sales	6,645	5,822	11,106	10,249
Total sales from by-products	$9,830	$9,167	$16,582	$16,721

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$97	$111	$92	$94
Lead sales	107	119	116	99
Zinc sales	427	399	421	307
Total by-product precious metal gold ounces sold	$631	$629	$629	$500

The following table provides a reconciliation of adjusted cash flow from mine site operations to mine gross profit (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Income:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Mine gross profit	$12,393	$6,925	$15,847	$20,948
Stock-based compensation	16	259	118	607
Depreciation and amortization	3,054	2,224	5,860	3,616
Reclamation and remediation	44	7	91	30
Adjusted cash flow from mine site operations	$15,507	$9,415	$21,916	$25,201

Liquidity and Capital Resources

Our liquidity and capital position improved during the first half of 2016. As of June 30, 2016, we had working capital of $24.6 million, consisting of current assets of $34.3 million and current liabilities of $9.7 million. This represents an increase of $6.9 million from the working capital balance of $17.7 million at December 31, 2015. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents increased $0.4 million during the first half of 2016.

Net cash provided by operating activities increased $2.1 million for the first half of 2016 compared to the same period in 2015 primarily due to a decrease in exploration spending and the new diesel tax credit.

Net cash used in investing activities decreased $2.0 million for the first half of 2016 compared to the same period in 2015 primarily due to a reduction in capital expenditures for mine development at our Aguila Project. Our planned development drilling expenditures are discretionary and could be significantly more or less depending on variables including available capital, the ongoing results from our drilling programs and market conditions. Development drilling to further delineate and define our Arista deposit are considered mine development.

Net cash used in financing activities decreased $2.9 million for the first half of 2016 compared to the same period in 2015 primarily due to the reduced dividends. For the first half of 2016 and 2015 we paid dividends of $0.5 million and $3.3 million, respectively.

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

Commodity Price Risk

The results of our operations depend in large part upon the market prices of gold and silver, and to a lesser extent on base metal prices of copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the stability of exchange rates, the world supply of and demand for gold, silver and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

In addition to adversely affecting our reserve estimates, results of operations and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. dollar. These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts with a third-party smelter. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the average forward prices at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through operations each period prior to final settlement. Please see Note 12 to the Condensed Consolidated Financial Statements for additional information.

The following table summarizes our unsettled sales contracts with the quantities of metals under contract and average forward pricing at June 30, 2016:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	6,677	445,661	177	1,504	2,668
Average forward price	$1,224	$16.06	$3,278	$1,671	$1,785

Interest Rate Risk

Our previous outstanding debt consisted of leased equipment classified as capital leases that were paid off during the quarter. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

 Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Country Risk

Most of our mineral properties are located in Mexico. In the past, that country has been subject to political instability, increasing crime, legislative initiatives and changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities including taxes. Civil or political unrest or criminal activities could disrupt our operations at any time. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Additionally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our properties.

ITEM 4: Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our

Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Effective January 1, 2016, we transitioned to a new Enterprise Resource Planning system. We have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting as it pertains to the general information technology control environment.

There were no other changes in our internal control over financial reporting that occurred during the first half of 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the first half of 2016 we did not repurchase any shares of our common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: August 2, 2016		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: August 2, 2016		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the SEC shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.