Form 10-Q
period 2016-09-30
GOLD RESOURCE CORP
filed 2016-11-02
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,566,874 shares of common stock outstanding as of November 1, 2016.

GOLD RESOURCE CORPORATION

FORM 10-Q

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other reports filed with the Securities and Exchange Commission and the exhibits filed or incorporated by reference therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,065	$12,822
Gold and silver rounds/bullion	3,876	2,988
Accounts receivable	2,414	321
Inventories	9,409	8,753
Income tax receivable	937	3,794
Prepaid expenses and other current assets	1,693	3,940
Total current assets	35,394	32,618
Property, plant and mine development, net	70,959	51,637
Deferred tax assets	15,055	21,064
Other non-current assets	1,547	1,216
Total assets	$122,955	$106,535
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,433	$11,600
Mining royalty taxes payable	1,079	230
Accrued expenses and other current liabilities	2,596	3,072
Total current liabilities	9,108	14,902
Reclamation and remediation liabilities	2,554	2,815
Total liabilities	11,662	17,717
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
56,903,272 and 56,566,874 shares issued and outstanding, respectively, at September 30, 2016 and 54,603,104 and 54,266,706 shares issued and outstanding, respectively, at December 31, 2015	57	55
Additional paid-in capital	111,790	96,766
Accumulated retained earnings (deficit)	6,501	(948)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	111,293	88,818
Total liabilities and shareholders' equity	$122,955	$106,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Sales, net	$21,367	$19,437	$64,968	$71,082
Mine cost of sales:
Production costs	12,767	13,411	34,570	40,462
Depreciation and amortization	3,189	1,579	9,049	5,195
Reclamation and remediation	48	6	139	36
Total mine cost of sales	16,004	14,996	43,758	45,693
Mine gross profit	5,363	4,441	21,210	25,389
Costs and expenses:
General and administrative expenses	2,027	2,913	5,875	8,032
Exploration expenses	881	1,810	2,027	6,416
Total costs and expenses	2,908	4,723	7,902	14,448
Operating income (loss)	2,455	(282)	13,308	10,941
Other (expense) income, net	(74)	(1,033)	1,170	(2,080)
Income (loss) before income taxes	2,381	(1,315)	14,478	8,861
Provision for income taxes	787	(846)	6,479	3,465
Net income (loss)	$1,594	$(469)	$7,999	$5,396
Net income (loss) per common share:
Basic	$0.03	$(0.01)	$0.15	$0.10
Diluted	$0.03	$(0.01)	$0.14	$0.10
Weighted average shares outstanding:
Basic	55,781,382	54,179,369	54,994,430	54,179,369
Diluted	57,597,392	54,179,369	55,589,307	54,201,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$7,999	$5,396
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	250	(1,522)
Depreciation, depletion and amortization	9,343	6,331
Stock-based compensation	997	3,293
Other operating adjustments	(531)	2,472
Changes in operating assets and liabilities:
Accounts receivable	(2,092)	(435)
Inventories	(657)	(1,149)
Prepaid expenses and other current assets	1,203	(897)
Accounts payable and other accrued liabilities	(2,774)	5,069
Mining royalty and income taxes payable/receivable	3,690	(4,528)
Other noncurrent assets	64	466
Net cash provided by operating activities	17,492	14,496
Cash flows from investing activities:
Capital expenditures	(12,637)	(21,837)
Proceeds from the sale of equity investments	749	-
Other investing activities	(315)	40
Net cash used in investing activities	(12,203)	(21,797)
Cash flows from financing activities:
Proceeds from the exercise of stock options	391	-
Dividends paid	(818)	(4,876)
Repayment of capital leases	(606)	(1,123)
Net cash used in financing activities	(1,033)	(5,999)
Effect of exchange rate changes on cash and cash equivalents	(13)	(136)
Net increase (decrease) in cash and cash equivalents	4,243	(13,436)
Cash and cash equivalents at beginning of period	12,822	27,541
Cash and cash equivalents at end of period	$17,065	$14,105
Supplemental Cash Flow Information
Interest expense paid	$13	$65
Income and mining taxes paid	$256	$8,464
Non-cash investing activities:
Common stock issued for the acquisition of Walker Lane Minerals Corp	$13,060	$-
Common stock issued for the acquisition of the Mina Gold property	$850	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

1. Basis of Preparation of Financial Statements

Basis of Presentation: The unaudited interim condensed consolidated financial statements included herein are expressed in United States dollars and are prepared in conformance with United States generally accepted accounting principles (“U.S. GAAP”) and applicable rules of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The unaudited interim condensed consolidated financial statements include the accounts of Gold Resource Corporation (the “Company”), its U.S. subsidiaries GRC Nevada Inc. and Walker Lane Minerals Corp (“Walker Lane”), and its Mexican subsidiary Don David Gold Mexico S.A. de C.V. Significant intercompany accounts and transactions have been eliminated. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited financial statements contained in the Company’s annual report on Form 10-K.

In management’s opinion, the unaudited condensed consolidated financial statements contained herein reflect all material normal and recurring adjustments that are necessary for the fair statement of the Company’s financial position, results of operations, and cash flows on a basis consistent with that of its audited consolidated financial statements for the year ended December 31, 2015. The results of operations for the interim period ended September 30, 2016 may not be indicative of results of operations to be expected for the full fiscal year.

2. Recently Issued Accounting Pronouncements

Stock-based compensation

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

Revenue recognition

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard was further amended in August 2015, March 2016, April 2016 and May 2016 by Accounting Standards Updates No. 2015-14, No. 2016-08, No. 2016-10 and No.

2016-12, respectively. The guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company for periods beginning after December 15, 2017, and early application is not permitted. The standard permits the use of either the retrospective or the cumulative effect transition method. The Company does not anticipate any significant changes due to the implementation of this update, as there are no complex contractual arrangements with current customers, therefore our current revenue recognition model is not expected to change.

3. Acquisitions

Mina Gold Property

On August 12, 2016, the Company acquired the Mina Gold property located in Mineral County, Nevada from Nevada Select Royalty Inc. (“Nevada Select”), a privately-held entity, for $1.0 million, which includes 130,169 shares of common stock valued at $0.9 million and cash of $0.1 million. The property consists of patented and unpatented mining claims. Nevada Select retained a net smelter return royalty (“NSR”) of 3% on the patented claims and a 2% NSR on the unpatented claims. The Company has the right to buy down 1% of the NSR on the patented claims for $1.0 million and 0.5% of the NSR on the unpatented claims for $0.5 million.

Isabella Pearl Project

On August 12, 2016, the Company acquired all of the outstanding stock of Walker Lane, a privately-held entity, which owns the Isabella Pearl project located in Mineral County, Nevada, in exchange for 2,000,000 shares of the Company’s common stock valued at $13.1 million and cash of $0.2 million. The land position totals 341 unpatented mining claims, of which 58 claims encompass the Isabella Pearl deposit. The 58 Isabella Pearl claims along with 25 additional claims have a 3% NSR, with the balance of the claims having a 1% NSR.

In connection with the above two acquisitions, the Company incurred acquisition costs of $0.1 million, for the nine months ended September 30, 2016. The transactions were accounted for as asset acquisitions and transaction costs were capitalized in accordance with U.S. GAAP. The assets and liabilities were recorded at the market value of the Company’s shares at the date of the transactions. The Walker Lane acquisition resulted in the Company recording $5.6 million of deferred tax liability related to the temporary book and tax differences in the basis of the property.

The acquisition method requires the Company to determine the fair value of all acquired assets, including identifiable intangible assets, and all assumed liabilities. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, and asset lives, among other items.

The preliminary allocation of the purchase price is based on management’s estimates and may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. A preliminary allocation of the purchase consideration in thousands as of September 30, 2016 is as follows:

Purchase Price	$14,280

Preliminary allocation of purchase price:
ASSETS
Prepaid expenses and other current assets	$60
Mineral interests and mineral rights	19,413
Other non-current assets	460
Total assets	19,933
LIABILITIES
Deferred tax liability	5,615
Reclamation and remediation liabilities	38
Total liabilities	5,653
Net fair value	$14,280

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the nine months ended September 30, 2016 and 2015, the Company made no purchases of gold or silver bullion. At September 30, 2016 and December 31, 2015, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2016		2015
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )
Ounces	1,597	91,164	1,623	91,522
Per ounce	$1,323	$19.35	$1,062	$13.82
Total	$2,112	$1,764	$1,723	$1,265

5. Inventories

At September 30, 2016 and December 31, 2015, inventories consisted of the following:

	2016	2015
	(in thousands)
Stockpiles - underground mine	$554	$121
Stockpiles - open pit mine	323	729
Concentrates	1,778	1,432
Materials and supplies (1)	6,754	6,471
Total	$9,409	$8,753

(1)Net of reserve for obsolescence of $194 and $92, respectively.

6. Income Taxes

The Company recorded income tax expense of $0.8 million and $6.5 million for the three and nine months ended September 30, 2016, respectively.  During the three and nine months ended September 30, 2015, the Company recorded income tax benefit of $0.8 million and income tax expense of $3.5 million, respectively.

In 2015, the Mexican government approved a 2016 Federal Revenue Act that provides tax incentives, including tax credits on Mexican Excise Duty (a.k.a., IEPS), for the acquisition of combustible fossils to be used in productive processes. The Company’s Mexican operations utilize a significant amount of diesel fuel for power generation that qualifies for such tax credits. These tax credits can be applied against income taxes payable, as well as other income tax withholdings for 2016. In the first nine months of 2016, the Company recorded $2.3 million of fuel tax credits with the offset to production cost with $1.7 million applied to income tax payable and $0.6 million applied to other taxes payable.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are available for deduction. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 30, 2016, the Company believes it has sufficient positive evidence to conclude that its federal and foreign deferred tax assets are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As of September 30, 2016, the Company believes that it has no liability for uncertain tax positions.

7. Property, Plant and Mine Development, net

At September 30, 2016 and December 31, 2015, property, plant and mine development consisted of the following:

	2016	2015
	(in thousands)
Asset retirement costs	$659	$659
Construction-in-progress (1)	6,181	3,916
Furniture and office equipment	1,569	1,555
Land and mineral rights	230	230
Light vehicles and other mobile equipment	1,821	1,887
Machinery and equipment (2)	20,073	19,867
Mill facilities and infrastructure	8,990	8,920
Mineral interests and mineral rights (3)	19,413	-
Mine development	36,072	31,079
Software and licenses	1,617	1,193
Subtotal (4)	96,625	69,306
Accumulated depletion, depreciation and amortization (5)	(25,666)	(17,669)
Total	$70,959	$51,637

(1)	Includes $5.1 and $2.6 million for Switchback development at September 30, 2016 and December 31, 2015, respectively.
(2)	Includes nil and $3.1 million of assets recorded under capital leases at September 30, 2016 and December 31, 2015, respectively.
(3)	These assets relate to the recent Nevada Mining Unit property acquisitions, please see Note 3 for additional information.
(4)	Includes accrued capital expenditures of $0.1 and $2.9 million for the periods ended September 30, 2016 and December 31, 2015, respectively.
(5)

Includes nil and $0.5 million for the periods ended September 30, 2016 and December 31, 2015, respectively, of accumulated depreciation associated with capitalized leased assets. Depreciation on the leased assets is recorded over their estimated useful lives.

The Company recorded depletion, depreciation and amortization expense of $3.3 million and $9.3 million for the three and nine months ended September 30, 2016 respectively. For the three and nine months ended September 30, 2015, the Company recorded depletion, depreciation and amortization expense of $1.6 million and $5.4 million respectively.

8. Reclamation and Remediation

The Company’s reclamation and remediation obligations primarily relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2016 and the twelve months ended December 31, 2015:

	2016	2015
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,192	$2,545
Changes in estimate	37	17
Foreign currency exchange gain	(257)	(370)
Reclamation liabilities – balance at end of period	1,972	2,192

Asset retirement obligation – balance at beginning of period	623	448
Changes in estimate	-	187
Accretion expense	33	42
Foreign currency exchange gain	(74)	(54)
Asset retirement obligation – balance at end of period	582	623
Total period end balance	$2,554	$2,815

9. Shareholders’ Equity

The Company declared and paid $0.8 million and $4.9 million of dividends during the nine months ended September 30, 2016 and 2015, respectively. On October 26, 2016, the Board of Directors declared a dividend on common stock totaling $0.1 million payable in November 2016.

Please see Note 3 and Note 10 for additional information.

10. Equity Incentive Plans

The Company maintains an Equity Incentive Plan that provides for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, stock units, performance shares, performance share units and performance cash. The Plan was adopted in April 2016 and replaced the Amended and Restated Stock Option and Stock Grant Plan.

A total of 717,000 options with a term of 10 years were granted during the nine months ended September 30, 2016, of which 168,000 vested immediately and the remainder vest over a three year period. A total of 188,803 restricted stock units were granted during the nine months ended September 30, 2016, of which 26,739 vest within six months and the remainder vest over a three year period.

The fair value of stock option grants is amortized over the respective vesting periods. Total stock-based compensation expense has been allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Production costs	$55	$412	$172	$1,019
General and administrative expenses	450	968	819	2,274
Exploration expense	6	-	6	-
Total	$511	$1,380	$997	$3,293

11. Embedded Derivatives

The Company’s provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the prevailing indices’ prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through operations each period prior to final settlement. Please see Note 14 for additional information.

The following table summarizes the Company’s unsettled sales contracts at September 30, 2016, with the quantities of metals under contract subject to final pricing over the next several months:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	5,600	410,594	208	956	2,594
Average forward price	$1,306	$19.47	$4,767	$1,889	$2,268

12. Other (Expense) Income, Net

Other (expense) income, net, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Unrealized currency exchange (loss) gain	$(259)	$(497)	$(57)	$326
Realized currency exchange gain (loss)	44	(105)	183	(369)
Gain (loss) from gold and silver rounds/bullion, net (1)	93	(187)	925	(260)
(Loss) gain from investments, net (1)	(49)	(227)	351	(1,726)
Loss on disposal of fixed assets	(9)	-	(523)	-
Gain on insurance reimbursement	-	-	620	-
Other income (expense), net	106	(17)	(329)	(51)
Total	$(74)	$(1,033)	$1,170	$(2,080)

(1)

Gains and losses due to changes in the fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the fair value measurements and investments, please see Note 14.

13. Net Income (Loss) per Common Share

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All the Company’s restricted stock units are considered to be dilutive.

The effect of the Company’s dilutive securities are calculated using the treasury stock method and only those instruments that result in a reduction in income per share are included in the calculation. Options to purchase 3.7 million and 4.3 million shares of common stock at weighted average exercise prices of $10.32 and $9.34 were outstanding at September 30, 2016 and 2015, respectively, but were not included in the computation of diluted weighted average common shares, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods and therefore would not affect the calculation of earnings per share.

Net income (loss) per common share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except shares and per share amounts)
Net income (loss)	$1,594	$(469)	$7,999	$5,396
Basic weighted average shares of common stock outstanding	55,781,382	54,179,369	54,994,430	54,179,369
Dilutive effect of stock-based awards	1,816,010	-	594,877	21,905
Diluted weighted average common shares outstanding	57,597,392	54,179,369	55,589,307	54,201,274
Net income (loss) per:
Basic share	$0.03	$(0.01)	$0.15	$0.10
Diluted share	$0.03	$(0.01)	$0.14	$0.10

14. Fair Value Measurement

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

	2016	2015	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents
Money market funds and other bank deposits	$17,065	$12,822	Level 1
Gold and silver rounds/bullion	3,876	2,988	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	2,414	321	Level 2
Prepaid expenses and other current assets:
Current investments	-	400	Level 1
	$23,355	$16,531

Cash and cash equivalents consist primarily of money market funds and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used in the dividend program which are valued using quoted market prices. Please see Note 4 for additional information. The Company’s current investments consisted of marketable equity securities which were valued using quoted market prices. The Company determined that it was not practicable to estimate the fair value of its non-current investment in equity securities of $0.2 million and as such, it is reported at cost.

Trade accounts receivable include amounts due to the Company for shipments of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. Please see Note 11 for additional information.

15. Supplementary Cash-Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows for the nine months ended September 30, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Unrealized (gain) loss on gold and silver rounds/bullion	$(925)	$260
Unrealized foreign currency exchange loss (gain)	57	(326)
Unrealized (gain) loss on investments	(348)	1,726
Loss on disposition of fixed assets	523	-
Other	162	812
Total other operating adjustments	$(531)	$2,472

.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2016 and compares those results to the three and nine months ended September 30, 2015. It also analyzes our financial condition at September 30, 2016 and compares it to our financial condition at December 31, 2015. This discussion should be read in conjunction with the management’s discussion and analysis and the audited financial statements and footnotes for the year ended December 31, 2015 contained in our annual report on Form 10-K for the year ended December 31, 2015.

The discussion also presents certain financial measures that are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“non-GAAP”) but which are important to management in its evaluation of our operating results and are used by management to compare our performance with what we perceive to be peer group mining companies, and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion below under Non-GAAP Measures.

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila Project in Oaxaca, Mexico, which is included in our Oaxaca Mining Unit. Our processing facilities at the Aguila Project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc.

In our financial statements, we report the sale of precious metals and base metals as revenue and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the primary driver of our economic decisions and believe that base metals are secondary products.

Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. Please see the section titled Non-GAAP Measures below for additional information concerning cash cost per ounce measures.

Highlights for the third quarter of 2016 are included below and discussed further in our Results of Operations.

Highlights

•	Working capital of $26.3 million;
•	Net income of $1.6 million;
•	Acquisition of two potentially high grade gold properties in the Walker Lane Mineral Belt;
•	Receipt of final permit for the Alta Gracia property;
•	Total cash cost per precious metal gold equivalent ounce sold of $623; and
•	Total all-in sustaining cost per precious metal gold equivalent ounce sold of $907.

Acquisitions

Isabella Pearl Project: On August 12, 2016, we purchased the Walker Lane Minerals Corp which owns a 100% interest in the Isabella Pearl project, a potential open pit heap leach project located in Mineral County, Nevada. The project contains third party Proven and Probable Reserves of 191,400 gold ounces at an average grade of 2.18 grams per tonne (“g/t”) and is in advanced stages of engineering and production permitting.

Mina Gold: On August 12, 2016, we also purchased the Mina Gold property located in Mineral County, Nevada. The Mina Gold property contains an historic third party estimate of mineralized material totaling 1,606,000 tonnes grading 1.88 (g/t) gold and is within close proximity to both Isabella Pearl and Gold Mesa.

Please see Note 3 to the Condensed Consolidated Financial Statements for additional information about our property acquisitions.

Exploration and Development Activities

Exploration activities are performed on our portfolio of exploration properties in Oaxaca and Nevada. All of the properties that make up our Oaxaca Mining Unit are located along what is known as the San Jose structural corridor, which runs north 70 degrees west. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca. Our Nevada exploration properties are in close proximity to other major gold deposits in the Walker Lane Mineral Belt which are known for their significant and high-grade gold-silver production from historic mines.

Oaxaca Mining Unit, Mexico

The Aguila Project: Our mine exploration activities during the third quarter of 2016 at the Aguila Project focused mainly on underground exploration drilling at the Switchback and Arista vein systems. The Switchback drilling program continued to target further exploration and delineation of the multiple high-grade parallel veins for reserve definition and mine plan optimization. A second Switchback ramp initiated from the 21 level of the Arista mine continued to advance during the third quarter and plan to access previously delineated mineralized material at the Switchback vein system early in the fourth quarter. Nineteen diamond drill holes totaling 4,318 meters were completed at the Aguila Project during the third quarter of 2016.

Alta Gracia property: The blasting permit was received at the end of the third quarter. Mining operations can now commence at the Alta Gracia property. We have already begun development and access to the mineralization by improving existing historic drift accesses. We will initially target small scale underground mining with delivery of mineralized material to our Aguila processing facility anticipated in the fourth quarter of this year or the first quarter of 2017.

Las Margaritas property: An initial diamond drilling program commenced during the third quarter of 2016 on the new gold and silver mineralized zone called “Trenes” identified at Margaritas.

Nevada Mining Unit, U.S.A.

Isabella Pearl property: During the third quarter, the Company was granted its permit for a drill program targeting reserve definition and further metallurgical studies, in addition to a water well to supply future mining operations. The drill program for reserve definition has begun and the water well drilling is scheduled to begin during the fourth quarter of 2016. Engineering and design modification are underway to advance the Isabella-Pearl property toward a production decision.

Mina Gold property: Review of geological, exploration and historical mining data continued on the Mina Gold property during the third quarter of 2016. An initial reverse circulation drill program is targeted for the Mina Gold property during the fourth quarter of 2016.

Gold Mesa property: Surface drilling continued at Gold Mesa during the third quarter of 2016. The exploration drill program has now tested six target areas consisting of eighty-three holes totaling 2,883 meters. This drilling confirmed and extended surface and near surface gold mineralization at Gold Mesa. Additional drilling is targeted for the fourth quarter of 2016.

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Sales, net	$21,367	$19,437	$64,968	$71,082
Mine gross profit	5,363	4,441	21,210	25,389
Operating income (loss)	2,455	(282)	13,308	10,941
Other (expense) income	(74)	(1,033)	1,170	(2,080)
Income (loss) before income taxes	2,381	(1,315)	14,478	8,861
Provision for income taxes	787	(846)	6,479	3,465
Net income (loss)	$1,594	$(469)	$7,999	$5,396

Sales, net

Metal sales of $21.4 million for the third quarter of 2016 increased by $1.9 million, or 10%, when compared to the same period in 2015. Our increased sales were due to stronger market prices for precious and base metals. Gold, silver, lead and zinc realized prices increased by 20%, 43%, 18% and 42%, respectively, compared to the same period in 2015. The increased prices were partially offset by lower precious and base metals production.

Metal sales of $65.0 million for the first nine months of 2016 decreased by $6.1 million, or 9%, when compared to the same period in 2015. Our 2016 sales decreased primarily due to the lower production of silver, copper, and lead, when compared to the same period in 2015, as a result of lower grades. Lower production was partially offset by higher average realized prices when compared to the same period in 2015.

Please see the Production and Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

For the third quarter of 2016, mill production totaled 6,066 ounces of gold and 431,335 ounces of silver, a decrease of 11% and 23%, respectively, over the same period in 2015. Production during the third quarter of 2016 was impacted by lower grades processed, when compared to the same period in 2015.

For the first nine months of 2016, mill production totaled 22,540 ounces of gold, an increase of 3% over the same period in 2015, while silver, copper, and lead production decreased, mainly due to the lower grades, offset by an 11% increase in zinc production to 10,306 tonnes for the first nine months of 2016.

We continue mining narrower, higher grade veins at the Arista deposit and have supplemented the volume with lower grade, stockpiled open pit ore mined in years past. The open pit stockpiles have primarily gold, negligible silver and no base metals. We processed 11,459 tonnes and 38,764 tonnes of stockpiled open pit ore during the third quarter and first nine months of 2016, respectively. The net effect of running stockpiled open pit ore is that it lowers the overall grades for all metals processed.

Gold and silver ore grades vary depending on the area of the Arista deposit being mined and generally speaking, we expected grades to be lower than in the prior year when we mine in the deeper levels of the deposit. We remain on target with our 2016 annual production outlook, targeting a plus or minus 5 percent production, of 26,000 gold ounces and 1.9 million silver ounces.

On a precious metal gold equivalent basis, our mill production totaled 12,763 ounces and 42,281 ounces for the third quarter and first nine months of 2016, respectively. Please see the Production and Sales Statistics table below for additional information regarding our mineral production statistics.

During the third quarter and first nine months of 2016, we processed an average of 1,278 and 1,269 ore tonnes per operating day, respectively, compared to 1,143 and 1,104, respectively, for the same periods in 2015. The Aguila mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the mine to a point where ore extraction can consistently achieve target capacity while meeting grade and dilution parameters.

The following Production and Sales Statistics table summarizes certain information about our mining operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Milled
Tonnes Milled (1)	113,945	105,309	331,423	300,190
Tonnes Milled per Day (2)	1,278	1,143	1,269	1,104
Grade
Average Gold Grade (g/t)	1.86	2.25	2.36	2.52
Average Silver Grade (g/t)	128	180	146	216
Average Copper Grade (%)	0.24	0.41	0.31	0.39
Average Lead Grade (%)	1.18	1.41	1.18	1.37
Average Zinc Grade (%)	3.45	4.02	3.71	3.78
Recoveries
Average Gold Recovery (%)	89	90	90	90
Average Silver Recovery (%)	92	92	92	93
Average Copper Recovery (%)	78	80	77	79
Average Lead Recovery (%)	74	75	72	75
Average Zinc Recovery (%)	82	83	84	82
Mill production (before payable metal deductions) (3)
Gold (ozs.)	6,066	6,825	22,540	21,960
Silver (ozs.)	431,335	561,985	1,437,975	1,932,611
Copper (tonnes)	213	343	777	929
Lead (tonnes)	1,000	1,114	2,847	3,071
Zinc (tonnes)	3,232	3,499	10,306	9,299
Payable metal sold
Gold (ozs.)	6,683	6,220	21,096	21,994
Silver (ozs.)	410,337	503,929	1,337,668	1,770,093
Copper (tonnes)	200	332	739	877
Lead (tonnes)	893	1,049	2,629	2,875
Zinc (tonnes)	2,480	2,905	8,503	7,668
Average metal prices realized (4)
Gold ($ per oz.)	1,339	1,115	1,271	1,177
Silver ($ per oz.)	20.79	14.50	17.45	16.09
Copper ($ per tonne)	4,791	4,883	4,577	5,436
Lead ($ per tonne)	1,908	1,619	1,808	1,746
Zinc ($ per tonne)	2,421	1,701	2,012	1,981
Precious metal gold equivalent ounces produced (mill production) (3)
Gold Ounces	6,066	6,825	22,540	21,960
Gold Equivalent Ounces from Silver	6,697	7,308	19,741	26,410
Total Precious Metal Gold Equivalent Ounces	12,763	14,133	42,281	48,370

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Precious metal gold equivalent ounces sold
Gold Ounces	6,683	6,220	21,096	21,994
Gold Equivalent Ounces from Silver	6,371	6,553	18,364	24,189
Total Precious Metal Gold Equivalent Ounces	13,054	12,773	39,460	46,183
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (5)	$1,287	$1,250	$1,152	$1,046
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (5)	$623	$603	$511	$505
Total all-in sustaining cost per precious metal gold equivalent ounce sold (5)	$907	$1,516	$910	$1,027
Total all-in cost per precious metal gold equivalent ounce sold (5)	$1,021	$1,736	$1,027	$1,287

(1)	For the third quarter and first nine months of 2016, this includes 11,459 and 38,764 tonnes, respectively of low-grade stockpile open pit ore.
(2)	Based on actual days the mill operated during the period.
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

Other Financial Results

Mine gross profit increased to $5.4 million or by 21% for the third quarter and decreased to $21.2 million or by 16% for the first nine months of 2016, compared to the same periods in 2015. The third quarter of 2016 gross profit increase was due to a reduction of production costs as a result of cost reduction efforts and increased metals prices (please see Note 6 to the Condensed Consolidated Financial Statements for additional information). Gross profit decreased in the first nine months of 2016 primarily due to lower sales volume, offset somewhat by higher realized gold and silver metal prices as compared to the same period in 2015.

General and administrative expenses decreased $0.9 million and $2.2 million, respectively, for the third quarter and first nine months of 2016 compared to the same periods in 2015 due to a decrease in stock based compensation expense, lower audit fees and other cost reduction measures, partially offset by increased IT support costs.

Exploration expenses decreased $0.9 million and $4.4 million  respectively, for the third quarter and first nine months of 2016 compared to the same periods in 2015 due to reduced exploration spending as a result of cost cutting measures. We continued exploration activities at both our Oaxaca and Nevada Mining Units during the first nine months of 2016, although at a reduced rate from the same periods in 2015. For the third quarter and first nine months of 2016, our exploration costs were $0.5 million and $1.1 million, respectively, at our Oaxaca Mining Unit. For the third quarter and first nine months of 2016, our exploration costs were $0.4 million and $0.9 million at our Nevada Mining Unit.

Other (expense) income, net decreased in the third quarter to $0.1 million of expense, compared to $1.0 million of expense for the same period in 2015. Other income increased to $1.2 million for the first nine months of 2016 compared to other expense of $2.1 million for the same period in 2015 due to foreign currency gains, an increase in the value of gold and silver rounds/bullion and an increase in the market value of equity investments in the 2016 periods.

Provision for income taxes increased to $0.8 million and $6.5 million respectively, for the third quarter and first nine months of 2016. The increase in taxes is commensurate with our increase in income for the third quarter and first nine months of 2016 compared to the same periods in 2015. Please see Note 6 to the Condensed Consolidated Financial Statements for additional information.

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

AISC includes total cash cost after by-product credits plus other costs related to sustaining production, including sustaining capital expenditures, exploration and general and administrative costs. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan. General and administrative costs are derived from the amounts presented in the Condensed Consolidated Statements of Operations, less administrative depreciation cost.

AIC includes all-in sustaining cost plus non-sustaining capital expenditures and exploration expense. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance production or reserves, are classified as non-sustaining. Exploration expenses related to projects that are designed to increase or enhance future production are classified as non-sustaining and are derived from the exploration expense amounts presented in the Condensed Consolidated Statements of Operations.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total cash cost after by-product credits	$8,126	$7,714	$20,226	$23,333
Treatment and refining charges	(4,082)	(2,973)	(11,078)	(8,869)
By-product credits	8,668	8,258	25,250	24,979
Depreciation and amortization	3,189	1,579	9,049	5,195
Reclamation and remediation	48	6	139	36
Stock-based compensation allocated to production costs	55	412	172	1,019
Total mine cost of sales	$16,004	$14,996	$43,758	$45,693

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$16,794	$15,972	$45,476	$48,312
By-product credits (2)	(8,668)	(8,258)	(25,250)	(24,979)
Total cash cost after by-product credits	8,126	7,714	20,226	23,333
Sustaining capital expenditures	1,750	8,898	10,040	16,237
General and administrative expenses (3)	1,961	2,758	5,720	7,877
Total all-in sustaining cost	11,837	19,370	35,986	47,447
Non-sustaining capital expenditures	611	996	2,597	5,600
Non-sustaining exploration expense	881	1,810	2,027	6,416
Total all-in cost	$13,329	$22,176	$40,610	$59,463

Precious metal gold equivalent ounces sold (4)	13,054	12,773	39,460	46,183

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,287	$1,250	$1,152	$1,046
By-product credits per precious metal gold equivalent ounces sold	(664)	(647)	(641)	(541)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	623	603	511	505
Other sustaining expenditures per precious metal gold equivalent ounces sold	284	913	399	522
Total all-in sustaining cost per precious metal gold equivalent ounce sold	907	1,516	910	1,027
Non-sustaining expenditures per precious metal gold equivalent ounce sold	114	220	117	260
Total all-in cost per precious metal gold equivalent ounce sold	$1,021	$1,736	$1,027	$1,287

(1)	Production cost less stock based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)

Less administrative depreciation costs of $0.1 million and $0.1 million for the third quarter of 2016 and 2015, respectively, and $0.1 million and $0.2 million for the first nine months of 2016 and 2015, respectively.

(4)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
By-product credits by dollar value:
Copper sales	$959	$1,619	$3,384	$4,769
Lead sales	1,704	1,698	4,755	5,020
Zinc sales	6,005	4,941	17,111	15,190
Total sales from by-products	$8,668	$8,258	$25,250	$24,979

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$73	$127	$86	$103
Lead sales	131	133	121	109
Zinc sales	460	387	434	329
Total by-product precious metal gold ounces sold	$664	$647	$641	$541

The following table provides a reconciliation of adjusted cash flow from mine site operations to mine gross profit (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Mine gross profit	$5,363	$4,441	$21,210	$25,389
Stock-based compensation	55	412	172	1,019
Depreciation and amortization	3,189	1,579	9,049	5,195
Reclamation and remediation	48	6	139	36
Adjusted cash flow from mine site operations	$8,655	$6,438	$30,570	$31,639

Liquidity and Capital Resources

Our liquidity improved during the first nine months of 2016. As of September 30, 2016, we had working capital of $26.3 million, consisting of current assets of $35.4 million and current liabilities of $9.1 million. This represents an increase of $8.6 million from the working capital balance of $17.7 million at December 31, 2015. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents increased $4.2 million to $17.1 million during the first nine months of 2016.

Net cash provided by operating activities of $17.5 million, increased $3.0 million for the first nine months of 2016 compared to the same period in 2015 primarily due to the increase in net income.

Net cash used in investing activities of $12.2 million, decreased $9.6 million for the first nine months of 2016 compared to the same period in 2015 primarily due to a reduction in capital expenditures for mine development at our Aguila Project. Our planned development drilling expenditures can be significantly more or less depending on variables including available capital, the ongoing results from our drilling programs and market conditions.

Net cash used in financing activities decreased $5.0 million for the first nine months of 2016 compared to the same period in 2015 primarily due to reduced dividends. For the first nine months of 2016 and 2015 we paid dividends of $0.8 million and $4.9 million, respectively.

We believe that our liquidity and capital resources are adequate to fund our operations for the foreseeable future.

Critical Accounting Estimates

There have been no changes in our critical accounting estimates since December 31, 2015, with the exception of the purchase price allocation related to the Walker Lane Minerals Corp acquisition. Please see Note 3 to the Condensed Consolidated Financial Statements for additional information.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•	statements about our future exploration and plans for development of our properties;
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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2015 and the following:

•	Changes in the worldwide price for gold and/or silver;
•	Volatility in the equities markets;
•	Adverse results from our exploration or production efforts;
•	Producing at rates lower than those targeted;
•	Political and regulatory risks;
•	Weather conditions, including unusually heavy rains;
•	Earthquakes or other unforeseen ground movements impacting mining or processing;

•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects;
•	Lawsuits;
•	Actions by government central banks; and
•	General economic trends.

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

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar. When the value of the peso rises in relation to the US Dollar, some of our costs in Mexico may increase, thus affecting our operating results. These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts with a third-party smelter. The contracts, in general, provide for a provisional payment based upon provisional assays and quoted metal prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the average forward prices at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and is marked-to-market through operations each period prior to final settlement. Please see Note 11 to the Condensed Consolidated Financial Statements for additional information.

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

Country Risk

Our mining operations are located in Mexico. In the past, that country has been subject to political instability, increasing crime, legislative initiatives and changes and uncertainties which may cause changes to existing government regulations affecting mineral exploration and mining activities including taxes. Civil or political unrest or criminal activities could disrupt our operations at any time. Our exploration and mining activities may be adversely affected in varying degrees by changing government regulations relating to the mining industry or shifts in political conditions that could increase the costs related to our activities or maintaining our properties. Additionally, Mexico’s status as a developing country may make it more difficult for us to obtain required financing for our properties.

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

There were no other changes in our internal control over financial reporting that occurred during the first nine months of 2016 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(a)In addition to information previously reported on a Form 8-K filed with the SEC on August 18, 2016, related to an acquisition in which we issued shares as partial consideration, we completed an additional transaction in which we issued shares of common stock which were not registered under the Securities Act of 1933 (“Securities Act”). On August 12, 2016, we acquired real property in Nevada from Nevada Select Royalty, Inc., a wholly-owned subsidiary of Ely Gold and Minerals Inc. (a publicly traded corporation organized under the provincial laws of British Columbia) in exchange for 130,169 shares of common stock as partial consideration. At the time of issuance, the shares were valued at $6.53 per share, for an aggregate value of $0.9 million. We relied on the exemption from registration provided by Rule 4(a)(2) of the Securities Act in connection with this transaction.

In connection with the offer and sale of these shares, we did not engage in any general solicitation or advertising. We exercised reasonable care to ensure that the purchaser of securities was not an underwriter within the meaning of the Securities Act, including making reasonable inquiry prior to the transaction. The parties’ written agreement included disclosure regarding the restricted nature of the securities and detailed the restrictions on transfer of the shares, representations regarding the purchaser’s qualifications and investment intent with respect to the securities.

(c)

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the first nine months of 2016 we did not repurchase any shares of our common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: November 2, 2016		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: November 2, 2016		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to the Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the SEC shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.