Form 10-K
period 2016-12-31
GOLD RESOURCE CORP
filed 2017-02-28
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻ No  ☒

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $187,797,502 based on the closing price of the common stock of $3.59 as reported on the NYSE MKT, LLC.

As of February 27, 2017 we had 56,839,823 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2017 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

In addition to the specific factors identified under Item 1A. Risk Factors in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	Commodity price fluctuations;
•	Mine protests and work stoppages;
•	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations;
•	Decisions of foreign countries and banks within those countries;
•	Unexpected changes in business and economic conditions, including the rate of inflation;
•	Changes in interest rates and currency exchange rates;
•	Timing and amount of production;
•	Technological changes in the mining industry;
•	Our costs;
•	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our products;
•	Changes in our business strategy, plans and goals;
•	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	Acts of God such as floods, earthquakes and any other natural disasters; and
•	The uncertainty of mineralized material estimates and timing of mine construction expenditures.

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

In this report, “Company,” “our,” “us” and “we” refer to Gold Resource Corporation together with our subsidiaries, unless the context otherwise requires.  See glossary on page 26 for additional definitions.

We have two units in North America, the Oaxaca Mining Unit and the Nevada Mining Unit. The majority of our assets are located at our Oaxaca Mining Unit, located on our Aguila Project, including our Aguila milling and smelting facility and Arista underground mine. The Aguila milling and smelting facility produces metal concentrates and doré from ore mined from the Arista Mine. All of our production and revenue currently comes from our Oaxaca Mining Unit.

The Aguila Project includes approximately 30,074 hectares of mining concessions, an access road from a major highway, haul roads, a mill and smelting facility, and adjoining buildings, an assay lab, an open pit and underground mine, tailings facilities and other infrastructure. Please see Item 2. Properties for maps and additional information.

We commenced mining and milling operations at the Aguila Project in July 2010. The mill is located approximately 0.5 kilometers from the Aguila open pit mine. During 2010, we also began development of an underground mine to access the Arista deposit’s vein system. The Arista underground mine is located approximately two kilometers from the mill. Mining of the open pit was essentially completed in 2010. Approximately one-half of the open pit material was processed in 2010 and the Company continued to process the stockpiles in 2016. The vast majority of our production from 2011 to present has been from the Arista Mine.

In April 2014, we announced the completion of our initial reserve study. Please see Item 2. Properties, Proven and Probable Reserves for more information.

Our operations in Oaxaca are conducted through our Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“DDGM”). Our Nevada exploration and evaluation work is performed through two wholly-owned subsidiaries, GRC Nevada Inc. and Walker Lane Minerals Corp. (“Walker Lane”).

Our principal executive offices are located at 2886 Carriage Manor Point, Colorado Springs, Colorado 80906, and our telephone number is (303) 320-7708. We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the U.S. Securities and Exchange Commission (“SEC”), as well as certain of our corporate governance documents such as our code of ethics.

Developments During 2016

For the year ended December 31, 2016, we reported revenue of $83.2 million, mine gross profit of $22.4 million and net income of $4.4 million. All of our revenue is from the Arista Mine in Mexico. Our annual 2016 production from the Aguila Mill totaled 27,628 gold ounces, 1,857,658 silver ounces, 1,035 copper tonnes, 4,049 lead tonnes and 14,302 zinc tonnes. In 2016, dividends distributed to shareholders totaled $0.03 per share or $1.7 million.

Acquisitions

Isabella Pearl Project: On August 12, 2016, we purchased Walker Lane, which owns a 100% interest in the Isabella Pearl project, a potential open pit heap leach project located in Mineral County, Nevada. The project contains third party estimated Proven and Probable Reserves of 191,400 gold ounces at an average grade of 2.18 grams per tonne (“g/t”) and is in advanced stages of engineering and production permitting.

Mina Gold: On August 12, 2016, we also purchased the Mina Gold property located in Mineral County, Nevada. The Mina Gold property contains an historic third party estimate of mineralized material totaling 1,606,000 tonnes grading 1.88 g/t gold and is within close proximity to the Company’s Isabella Pearl and Gold Mesa properties.

See Note 2 in Item 8. Financial Statements and Supplementary Data for additional information.

Oaxaca Mining Unit

During 2016, we continued to develop the Arista underground mine, reaching Level 22 on the decline ramp by year end. We developed multiple stopes and working faces for mining, predominantly between Levels 14 to 22 during the year. Long-hole stoping and cut-and-fill mining methods were utilized.  Additionally, during 2016, we advanced a second decline ramp 680 meters from the Arista vein system to the Switchback vein system, both within the Arista Mine.  We reached Switchback in the fourth quarter crosscutting the Soledad and Susana veins which are the first of at least six veins in this area of the deposit.  This primary 460 level Switchback ramp bifurcated approximately 100 meters from the Switchback vein system with inclining and declining ancillary ramps to access the mineralization on several levels for mine development.

The focus during 2017 is to develop numerous production levels at Switchback as we prepare ore blocks for bulk tonnage long-hole open stoping and/or cut and fill planned for the 2018 year.  We are targeting one full year of mine development at Switchback to provide maximum mining flexibility, before transitioning to the more bulk tonnage mining methods of stoping.  During 2017, the Company expects to process some ore from Switchback mine development. However, the Arista vein system’s ore will again be the primary extraction focus for the 2017 year.

In October, we received the final permit to commence mining at our Alta Gracia Project’s Mirador Mine.  Alta Gracia is located approximately 15 kilometers northwest of the producing Arista Mine and Aguila Mill complex, all of which are located along a larger 55 kilometer north 70 west mineralized structural fault corridor which we control.  Extraction of leachable mineralization from the Mirador Mine is expected to commence in early 2017 and be trucked to and processed in the Aguila Mill’s agitated leach circuit. Initial mining rates target 100 to 200 tonnes per day and an initial mill processing rate of approximately 150 tonnes per day. Initial small scale production is targeting cash flow from which to further develop the Mirador Mine. The Mirador Mine has the potential to increase our future annual production by approximately 500,000 silver ounces and 1,000 gold ounces.  Our business plan is to have multiple mines feed the strategically located Aguila Mill.

Dividends

Since July 2010, we have paid a monthly dividend. During 2016, we paid one-sixth cent per share per month plus a special year-end dividend of one cent per share, which totaled $0.03 per share per year. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing investment for the replacement, modernization or expansion of equipment and facilities. For more information, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below. We maintain insurance policies against property loss and business interruption and insure against risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Please see Item 1A. Risk Factors, below for additional information.

Environmental Matters

We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2016, $2.4 million was accrued for reclamation costs relating to current and previously producing properties.

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

For our mill and mining operations at the Aguila Project, we have and intend to secure various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. We have received the required local community support for the Aguila Project in the area from which we are currently producing.

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

Customers

During the year ended December 31, 2016, 88% of our revenue was generated from the sales of metals concentrates to Trafigura Mexico, S.A. de C.V. (“Trafigura”).  In the event that our relationship with Trafigura is interrupted for any reason, we believe that we would be able to locate another entity to purchase our metals concentrates. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Employees and Contractors

We currently have thirteen full-time employees, six of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 385 individuals employed by a third party and also use various independent contractors for underground mining, surface exploration drilling and trucking.

ITEM 1A.RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Our existing production is limited to a single mine and any interruptions or stoppages in our mining activities would adversely affect our revenue. We are presently relying on a single mine to provide mineralized material for processing at our mill facility into products which we sell to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to collect revenue following such interruption. Additionally, if we are unable to economically develop additional mines, we will eventually deplete the body of mineralized material and will no longer generate revenue sufficient to fund our operations. A decrease in, or cessation of, our mining operations would adversely affect our financial performance and may eventually cause us to cease operations.

If we are unable to achieve anticipated gold and silver production levels from our Aguila Project, our financial condition and results of operations will be adversely affected. We have proceeded with the processing of the mineralized material from the Arista underground mine at the Aguila Project based on estimates of mineralized material identified during exploration and in our Proven and Probable Reserve report. However, risks related to metallurgy are inherent when working with extractable minerals. Sales of gold and silver that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies and reports. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our property and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock and you may lose all or part of your investment.

The volatility of the price of gold and silver could adversely affect our future operations and, if warranted, our ability to develop our properties. The profitability of our operations, the value of our properties, and our ability to generate of raise funding to conduct continued exploration and mine construction, if warranted, are directly related to the market price of gold, silver and other base metals. Any decline in our realized gold or silver price adversely impacts our revenues, net income and operating cash flows, particularly in light of our strategy of not engaging in hedging transactions with respect to gold or silver sales. We may experience impairments as a result of lower gold or silver prices in the future.  The price of gold and silver may also have a significant influence on the market price of our common stock.  The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2012	2013	2014	2015	2016
Gold:
High	$1,792	$1,694	$1,385	$1,297	$1,366
Low	$1,540	$1,192	$1,142	$1,049	$1,077
Average	$1,669	$1,411	$1,266	$1,160	$1,251
Silver:
High	$37.23	$32.23	$22.05	$18.23	$20.71
Low	$26.72	$18.61	$15.28	$13.71	$13.58
Average	$31.15	$23.79	$19.08	$15.68	$17.14

The prices of gold and silver are affected by numerous factors beyond our control, including inflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.  Accordingly, no amount of planning or technical expertise can fully eliminate these risks. In the event gold or silver prices decline or remain low for prolonged periods of time, we may be unable to develop our properties, which may adversely affect our results of operations, financial performance and cash flows.

Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates. The proven and probable reserves and mineralized material stated in this report represent the amount of gold, silver, copper, lead and zinc that we estimated, at December 31, 2016, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold, silver, copper, lead and zinc and interpretations of geologic data obtained from drill holes and other exploration techniques.

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

Our current property portfolio is limited to a single producing property and our ability to remain profitable over the long-term will depend on our ability to expand the known deposits like Arista and /or identify, explore and develop additional properties in Mexico and Nevada. Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, capital intensive, involves many risks and is frequently unproductive. Our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.

We may not continue to be profitable. During the fiscal years ended December 31, 2016, 2015 and 2014, we reported net income of $4.4 million, $3.1 million and $15.0 million, respectively. We have accumulated retained earnings of $2.0 million as of December 31, 2016. The metal prices in recent years have had a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and you may lose all or part of your investment.

We may require significant additional capital to fund our business plans. We may be required to expend significant funds to determine if mineralized material and proven and probable mineral reserves exist at any of our non-producing properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. We have spent, and may be required to continue to expend, significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies in connection with our exploration and development activities. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and prospective results of operations, the status of the national and worldwide economy, the price of gold, silver and other valuable metals and the costs associated with extracting them. The mining sector has been negatively impacted by a general decline in metal prices over the last five years. We may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our interest in our properties.

Revenue from the sale of metals may be adversely affected by loss or damage during shipment and storage at our buyer’s facilities. We rely on third-party transportation companies to transport our metal concentrate to the buyer’s facilities for processing and further refining. The terms of our sales contracts with the buyers require us to rely on assay results from samples of our metal concentrate that are obtained at the buyer’s warehouse to determine the final sales value for our metals. Once the metal concentrate leaves our mill facility, we no longer have direct custody and control of these products. Theft, loss, automobile accidents, improper storage, fire, natural disasters, tampering or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our metal concentrate products. Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and our operating results may be adversely affected.

Exploration and, if deemed feasible, development of mineral properties is inherently risky and could lead to unproductive properties and/or capital investments. Our long-term success depends on our ability to identify additional mineral deposits on our properties and any other properties that we may acquire and to develop one or more of those properties into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently unproductive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor. The success of gold exploration is determined in part by the following factors:

•	The identification of potential gold mineralization based on surface and drill analysis;
•	Availability of government-granted exploration and construction permits;
•	The quality of our management and our geological and technical expertise; and
•	The capital available for exploration and development.

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

We may acquire additional exploration stage properties and our business may be negatively impacted if reserves are not located on acquired properties. We have in the past and may in the future acquire additional exploration stage properties. There can be no assurance that we have or will be able to complete the acquisition of such properties at reasonable prices or on favorable terms and that reserves will be identified on any properties that we acquire. We may also experience negative reactions from the financial markets if we are unable to successfully complete acquisitions of additional properties or if reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

To the extent that we seek to expand our operations and increase our reserves through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations.  From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and, potentially, generate synergies. The success of any acquisition would depend on a number of factors, including, but not limited to:

•	Identifying suitable candidates for acquisition and negotiating acceptable terms;
•	Obtaining approval from regulatory authorities and potentially our shareholders;
•	Implementing our standards, controls, procedures and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
•	To the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

There can be no assurance that we will be able to conclude any acquisitions successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position.

We rely on contractors to conduct a significant portion of our operations and construction projects.  A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors.  As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•	The inability to replace a contractor and its operating equipment in the event that either party terminates the agreement;
•	Reduced control and oversight over those aspects of operations which are the responsibility of the contractor;
•	Failure of a contractor to perform under its agreement;
•	Interruption of operations or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
•	Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
•	Problems of a contractor with managing its workforce, labor unrest or other related employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

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

The facilities and development of our underground mine and operation of our mill are subject to all of the risks inherent in development and operations. These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage subcontractors and material suppliers in connection with the continued mine activities at the Aguila Project. While we anticipate taking all measures which we deem reasonable and prudent in connection with our facilities, construction of the underground mine and the operation of the mill, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

Underground mining operations are subject to unique risks. The exploration for minerals, mine construction and mining operations in an underground mine involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

Our operations are subject to permitting requirements which could result in the delay, suspension or termination of our operations.  Our operations, including our ongoing exploration drilling programs and production, require permits from governmental authorities. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2016, our net deferred tax assets were $17.6 million.

Our continuing reclamation obligations at our operations could require significant additional expenditures. We are responsible for the reclamation obligations related to disturbances located on all of our properties.  We have reserved a liability on our balance sheet to cover the estimated fair value of our reclamation obligation. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out. Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations and further, that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

Our operating properties located in Mexico are subject to changes in political or economic conditions and regulations in that country. The risks with respect to Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, criminal activity, lack of personal safety or ability to safeguard property, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, water use and mine safety. The effect of these factors cannot be accurately predicted and may adversely impact our operations.

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

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada, and elsewhere throughout the world compete for properties and personnel on a global basis. We are a small participant in the gold mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified personnel when needed to successfully operate our mine and mill site. We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified personnel, may continue to be intense in the future.

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

We may also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. We are modifying our enterprise software to support various operational functions, financial reporting and controls management. The modification of this system carries risks such as cost overruns, delays and interruptions. If we are not able to successfully implement these system modifications, we may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system implementation and modification, but system modification failures could have a material adverse effect on our business, financial condition and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses. Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

•	Economically insufficient mineralized material;
•	Fluctuation in production costs that make mining uneconomic;
•	Labor disputes;
•	Unanticipated variations in grade and other geologic problems;
•	Environmental hazards;
•	Water conditions;
•	Difficult surface or underground conditions;
•	Industrial accidents;
•	Metallurgic and other processing problems;
•	Mechanical and equipment performance problems;
•	Failure of pit walls, dams, declines, drifts and shafts;
•	Unusual or unexpected rock formations;
•	Personal injury, fire, flooding, cave-ins and landslides; and
•	Decrease in the value of mineralized material due to lower gold, silver prices, and other metal prices.

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

We do not insure against all of the risks to which we may be subject in our operations. While we currently maintain insurance for general commercial liability claims and the physical assets at our Aguila Project, we do not maintain insurance to cover all of the potential risks associated with our operations. We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and mine construction, which risks may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or suspend our operations.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business. Due to the relatively limited number of personnel that we employ, we are dependent on certain individuals to run our business. These individuals include our executive officers and other key employees. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We have no life insurance on any individual, and we may be unable to hire a suitable replacement on favorable terms should that become necessary.

In the event of a dispute regarding title to our Mexican properties, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures. The resolution of disputes in foreign countries can be costly and time consuming. In a foreign country we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the United States. Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen costs if we are forced to resolve a dispute in Mexico or any other foreign country.

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

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose all or part of your investment. In addition to other risk factors identified and to volatility associated with equity securities in general, the value of your investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

•	Changes in the worldwide price for gold and/or silver;
•	Volatility in the equities markets;
•	Adverse results from our exploration, development, or production efforts;
•	Producing at rates lower than those targeted;
•	Political and regulatory risks;
•	Weather conditions, including unusually heavy rains;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects;
•	Lawsuits;

•	Actions by government or central banks; and
•	General economic trends.

During 2016, the closing price of our stock has ranged from a low of $1.15 to a high of $7.78. In addition, stock markets in general have experienced extreme price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to resell your shares at a desired price.

Past payments of dividends on our common stock are not indictors of future payments of dividends. In 2011, we instituted a monthly cash dividend payable to holders of our common stock.  However, our ability to continue to pay dividends in the future will depend on a number of factors, including cash flow, mine construction requirements and strategies, other acquisition and/or construction projects, spot gold and silver prices, taxation, government imposed royalties and general market conditions. Further, a portion of our cash flow is expected to be retained to finance our operations and development of mineral properties. Any material change in our operations may affect future dividends which may be modified or canceled at the discretion of our Board of Directors. Any decrease in our monthly dividend would likely have an adverse impact on the price of our common stock.

We are subject to the Continued Listing Criteria of the NYSE MKT, and our failure to satisfy these criteria may result in delisting of our common stock. Our common stock is currently listed on the NYSE MKT. In order to maintain the listing, we must maintain certain share price and other targets, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, the NYSE MKT may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE MKT inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE MKT’s listing requirements; if an issuer’s common stock sells at what the NYSE MKT considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE MKT; or if any other event occurs or any condition exists which makes continued listing on the NYSE MKT, in its opinion, inadvisable.

If the NYSE MKT delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of February 27, 2017, there were 56,839,823 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then outstanding shares without further shareholder approval. Because we have issued less of our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We classify our mineral properties into two categories: “Operating Properties” and “Exploration Properties.” Operating Properties are properties on which we operate a producing mine and are what we consider a “material” property in accordance with SEC Industry Guide 7. We anticipate that all exploration activities at our Exploration Properties will be funded through internally generated capital.

We currently have an interest in nine properties. Six of our properties, including one Operating Property and five Exploration Properties, are within our Oaxaca Mining Unit located in the southern state of Oaxaca, Mexico (“Oaxaca”). In addition, we have three Exploration Properties within our Nevada Mining Unit located in south central Nevada’s Walker Lane Mineral Belt in the United States. We own two of the Nevada properties and have an option to purchase the third. Please see Item 1. Business for additional information about our business.

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

As of December 31, 2016, our estimate of proven and probable reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper %	Lead %	Zinc %
Arista Mine
Arista Veins
Proven	1,333,800	2.79	172	5.22	119,700	7,365,900	223,700	0.3	1.3	3.6
Probable	310,400	3.23	156	5.43	32,300	1,554,500	54,200	0.3	1.1	3.0
Total	1,644,200	2.88	169	5.26	152,000	8,920,400	277,900	0.3	1.3	3.5
Switchback Veins
Proven	161,500	2.16	95	3.51	11,300	494,600	18,200	0.5	1.8	4.1
Probable	42,000	1.87	84	3.06	2,500	112,900	4,100	0.4	1.7	5.5
Total	203,500	2.10	93	3.42	13,800	607,500	22,300	0.5	1.7	4.4
Arista Mine Total	1,847,700	2.79	160	5.05	165,800	9,527,900	300,200	0.3	1.3	3.6
Mirador Mine
Proven	32,600	1.12	358	6.18	1,200	374,800	6,500
Probable	11,200	0.86	295	5.03	300	106,600	1,800
Mirador Mine Total	43,800	1.06	342	5.88	1,500	481,400	8,300
Oaxaca Mining Unit Total	1,891,500	2.75	165	5.07	167,300	10,009,300	308,500

For comparison, at December 31, 2015, our estimate of proven and probable reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper%	Lead %	Zinc %
Arista Mine
Proven	1,155,200	2.59	178	5.31	96,100	6,617,700	197,100	0.3	1.3	3.7
Probable	489,300	2.01	124	3.90	31,600	1,952,000	61,400	0.3	1.2	2.9
Total	1,644,500	2.41	162	4.89	127,700	8,569,700	258,500	0.3	1.3	3.5

Notes to the 2016 Proven and Probable (“P & P”) reserves:

1.

Metal prices used for P & P reserves were $1,225 per ounce of gold, $17.29 per ounce of silver, $2.60 per pound of copper, $0.87 per pound of lead and $0.94 per pound of zinc. These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.	Precious metal gold equivalent is 70.85:1 using gold and silver only to calculate gold equivalents.
3.	A breakeven Net Smelter Return (“NSR”) cutoff grade of $80 per tonne was used for estimations of P & P reserves. The term “cutoff grade” means the lowest NSR value considered economic to process.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2016 actual costs for the Oaxaca Mining Unit.
5.

Metallurgical recovery assumptions used were 89% for gold, 92% for silver, 78% for copper, 74% for lead and 84% for zinc. These recoveries reflect 2016 actual average recoveries for the Aguila project.

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

In addition to our proven and probable reserves, we estimated measured and indicated mineralized material within the definition of Guide 7. Mineralized material does not have demonstrated economic viability. The SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces or quantities of other metals. All of our mineralized material is located at our Oaxaca Mining Unit.

As of December 31, 2016, our estimate of measured and indicated mineralized material was:

Description	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Arista Mine
Arista Veins
Measured	285,700	2.11	173	0.2	1.4	3.9
Indicated	488,200	1.06	141	0.2	1.4	3.4
Total	773,900	1.45	153	0.2	1.4	3.6
Switchback Veins
Measured	492,100	1.85	100	0.5	1.8	5.7
Indicated	466,900	1.36	93	0.4	1.9	5.8
Total	959,000	1.61	97	0.4	1.8	5.7
Arista Mine Total	1,732,900	1.54	122	0.3	1.7	4.8
Alta Gracia Project
Measured	145,000	0.36	242
Indicated	151,900	0.36	222
Alta Gracia Project Total	296,900	0.36	232
Margaritas Project
Measured	19,800	0.70	280
Indicated	38,100	0.73	274
Margaritas Project Total	57,900	0.72	276
Oaxaca Mining Unit Total	2,087,700

For comparison, at December 31, 2015, our estimate of measured and mineralized material was:

Description	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Switchback
Measured	308,100	1.64	109	0.5	1.6	4.7
Indicated	326,500	1.59	103	0.4	1.5	4.6
	634,600	1.62	106	0.4	1.5	4.7
Alta Gracia
Measured	118,700	0.55	327	-	-	-
Indicated	66,400	0.55	312	-	-	-
	185,100	0.55	321	-	-	-
Total	819,700

Notes to the 2016 measured and indicated (“M & I”) mineralized material:

1.

Metal prices used for M & I mineralized material were $1,225 per ounce of gold, $17.29 per ounce of silver, $2.60 per pound of copper, $0.87 per pound of lead, and $0.94 per pound of zinc. These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.	A breakeven NSR return cutoff grade of $80 per tonne was used for estimations of M & I mineralized material. The term “cutoff grade” means the lowest NSR value considered economic to process.
3.

Metallurgical recovery assumptions used were 89% for gold, 92% for silver, 78% for copper, 74% for lead and 84% for zinc. These recoveries reflect 2016 actual average recoveries for the Oaxaca Mining Unit.

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

For a description of the key assumptions, parameters and methods used to estimate Proven and Probable Reserves and Mineralized Material included in this report, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other factors, investors may review the annual reserve report posted on the Company’s website (http://www.goldresourcecorp.com.)

Oaxaca Mining Unit

All of the properties that make up our Oaxaca Mining Unit are located in Oaxaca, Mexico in what is known as the San Jose structural corridor, which runs north 70 degrees west. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca; the map below shows the general location our properties:

PUEBLA
VERACRUZ
GUERRERO
CHIAPAS
OAXACA
Oaxaca
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Sarabia
Las Margaritas
El Rey
El Chamizo
El Aguila
Alta Gracia
El Fuego
El Barrio de la Soledad
Union Hidalgo
Juchitan de Zaragoza
San Francisco Ixhuatan
Salina Cruz
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juguila
San Pedro Mixtepec
Therra Blanca
Puerto Escondido
Chacalapa
San Pedro Pochutla
Puerto Angel
Pacific Ocean
Gulf of Tehuantepect
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State

We are granted concessions from the Mexican federal government to explore and mine our properties in Mexico.  We hold certain properties directly as the concession holder and lease other properties from a third party. Our Oaxaca Mining Unit encompasses 69,748 hectares (172,354 acres) covered by 14 mining concessions and 2 lease concessions.  The annual concession fees are $312,000 and we have made all necessary payments in 2016.  Please see Mining Concessions and Regulations in Mexico, below.

Operating Properties

Aguila Project

Background: The Aguila Project currently comprises 17 mining concessions aggregating 30,074 hectares.

The early history of activity at the Aguila Project included prospecting and limited mining for gold and silver from the early 1900’s to the mid 1960’s. In 1998, the concessions were leased to Apex Silver Mines Corporation of Denver, Colorado. Apex carried out an exploration program involving geologic mapping, surface sampling and an 11-hole drilling program (1,242 meters). The results did not meet Apex’s expectations so it cancelled its lease on the property in 2002.

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

In August 2003, we commenced an initial drilling and exploration program at the Aguila Project. Through 2016, we have drilled a total of 814 core holes (both surface and underground) equaling 245,738 meters and 166 reverse circulation holes equaling 14,367 meters for a total of 980 holes totaling 260,105 meters.

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

Location and Access: The Aguila Project is located in the Sierra Madre del Sur Mountains of southern Mexico in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers southeast of Oaxaca City, the state’s capital city. The property is approximately four kilometers due northwest from the village of San Jose de Gracia. We have constructed gravel and paved roads from the village to the mine and mill sites which provides adequate access to the property.

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

Facilities: We constructed a mill facility and infrastructure at the Aguila Project for approximately $35 million in 2009, and expanded the mill facility in 2012 and 2013, spending an additional $23 million. The flotation mill expansion, completed at the end of 2013, increased the number of flotation cells, added a second ball mill to allow for additional processing capacity and a Knelson gravity concentrator. In 2014 we completed a doré processing facility. The Aguila Mill is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic ore and producing up to three separate concentrate products for sale. The mill also has an agitated leach circuit capable of producing gold and silver doré for sale. Depending on the specific type and characteristics of the ore, the mill can process sulfide material in its flotation circuit at a nominal 1,500 tonnes of ore per day. The agitated leach circuit can process a nominal 300 tonnes per day.

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

Construction during 2016 included a new underground water pumping station which was completed on level 20 with a nominal capacity of 2,500 gallons per minute.  A phase four tailings dam, in which the existing dam is raised, is planned during 2017 and is estimated to provide an additional three years of holding capacity.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning our mining operations at the Aguila Project.

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession. We leased this concession from a third party in October 2002 along with two of the concessions comprising the Aguila property. The terms of this agreement are discussed under “Aguila Project” above. It is comprised of approximately 925 hectares located along our 55 kilometer mineralized trend and adjacent to the Aguila Project

In 2016, we completed an initial drilling program during the fourth quarter on a new gold and silver mineralized zone called “Trenes” identified at our Margaritas property.  Trenes is located approximately 10 kilometers northwest of the Arista Mine along our 55 kilometer mineralized trend.  We drilled 5 core holes totaling 2,855 meters in 2016.  Encouraging results were returned including a one-meter wide vein grading 0.65 g/t gold and 250 g/t silver.  Results of our initial surface diamond drilling program at Trenes will be evaluated during 2017 for additional drill planning.

Alta Gracia Property

In August 2009, we acquired claims adjacent to the Margaritas property in the Alta Gracia Mining District by filing concessions known as the David 1, the David 2 and La Herradura,  totaling 5,175 hectares.

In 2016, surface and underground geological mapping and sampling along with detailed topographic surveying was conducted in the historic mining areas at Alta Gracia.  The new information was used for estimation of ore and mineralized material and to guide follow-up drilling planned for Alta Gracia in 2017. Mine permits were granted in October of 2016 and mine development including the improvement of historical mine workings commenced to access previously identified mineralization.  Production commencement is targeted for the first quarter of 2017.

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

Because of the close proximity of Chamizo to Alta Gracia, exploration activity began on this property during late 2011 and to date has included geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters. No significant work was conducted at Chamizo during 2016. In 2017, surface geological mapping and geochemical sampling of several new prospective targets identified on the Chamizo property is planned.

Fuego Property

In March 2013, we acquired the Fuego property (comprised of the San Pedro Fracc. 1 concession) from Almaden Minerals Ltd. subject to a 2% net smelter return royalty. The Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and Chamizo properties. In 2013, Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling were conducted on the Fuego property during 2013 through 2016 to allow us to meet the acceptable minimum amount of work required to maintain the claims. We plan to conduct further geologic mapping and sampling in 2017.

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

The Rey property is located approximately 64.4 kilometers by road from the Aguila Project. There is no plant or equipment on the Rey property. If exploration is successful, any mining would probably require an underground mine where mineralized material could be trucked to the Aguila Mill located on the Aguila Project for processing. Limited drilling at Rey has encountered gold and silver mineralization up to one meter of 132.5 g/t gold and 1.5 meters of 958 g/t silver. The mineralized material has been located within 100 meters from the surface. To date, we have drilled 48 core holes for a total of 5,273 meters at the Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling. We ceased work at the Rey property during 2012, following a request to obtain additional approvals from local community agencies. We continue to work with the local agencies and anticipate resolving the matter, but we have no assurance that we will be able to resume our exploration activities in the near term. If the matter is resolved, we will conduct follow-up drilling and exploration based on the drilling done in 2008. We do not anticipate any significant exploration activities at Rey in 2017. However, we plan to conduct the acceptable minimum amount of work required to maintain the claims.

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

Nevada Mining Unit

In Nevada, we are the owner of or hold the option to purchase 613 unpatented mining claims covering 12,061 acres, subject to the paramount title of the United States of America, under the administration of the U.S. Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining claims on Federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented mining claims without payments of production royalties to the U.S. government, subject to the surface management regulation of the BLM.  Currently, annual claim maintenance fees are the only federal payments related to unpatented mining claims.  Annual maintenance fees of $95,000 were paid during 2016.

In addition to the unpatented claims, we also own 8 patented mining claims covering 143 acres.  The patented claims are subject to payment of annual property taxes made to the county where the patented claims are located.  Annual property taxes on our patented claims have been paid through June 30, 2017.

Our primary focus is to discover, delineate and advance potential open pit heap leach gold operations at our Nevada Mining Unit and begin production in the shortest time possible.  We also target equipment sharing synergies whereby we may move equipment from one project to the next due to their close proximity (~20 miles or less).  The map below shows the general location of our properties within Nevada:

OREGON
IDAHO
UTAH
CALIFORNIA
ARIZONA
Walker Lane Mineral Belt
Rawhide Mine
Gabbs
Paradise Peak Mine
Round Mountain Mine
Isabella Pearl Property
Mina Gold Property
Gold Mesa Property
Great Basin Nat. Park
Death Valley National Park
McDermitt
Owyhee
Mountain City
Jackpot
Orovada
Paradise Valley
Montello
Winnemucca
Golconda
Valmy
Deeth
Wells
Elko
Spring Creek
West Wendover
Carlin
Lee
Battle Mountain
Gerlach
Imlay
Ruby Valley
Lovelock
Sutcliffe
Nixon
Reno
Fernley
Sparks
Fallon
Silver Springs
Carson City
Yerington
Minden
Smith
Schurz
Walker Lake
Hawthorne
Mina
Austin
Eureka
McGill
Ely
Baker
Lund
Tonopah
Silver Peak
Goldfield
Pioche
Panaca
Hiko
Caliente
Alamo
Beatty
Mercury
Indian Springs
Mesquite
Moapa
Overton
Pahrump
Las Vegas
Spring Valley
Henderson
Boulder City
Sandy Valley
Jean
Primm
Searchlight
Cal-Nev-Ari
Laughlin
N
0
60 miles
120
0
100 kilometers
200

Exploration Properties

Our properties in Nevada are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold-silver production.  Activities at our properties in Nevada range from exploration to mineral delineation phase at Gold Mesa and Mina Gold to advanced engineering and permitting at Isabella Pearl. We believe that our Nevada properties are highly prospective based on their proximity to other high-grade gold-silver production in addition to known drilled high-grade mineralization on the properties and the third party resource in the case of the Isabella Pearl Project. We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined in the Paradise Peak and Goldfield districts.

Gold Mesa Property

In November 2015, we acquired an option to purchase a gold exploration property in Nevada, held by Silver Reserve Corporation (“SRC”), a wholly-owned subsidiary of Infrastructure Materials Corp., which we refer to as “Gold Mesa.” The option gives the Company the exclusive right to purchase the property at any time over a term of 36 months. The option is exercisable for $270,000 cash and restricted common stock valued at $1,000,000 at closing. There are no work commitments associated with this option.

Gold Mesa consists of approximately 1,780 acres with 229 unpatented claims and 3 patented claims in central Nevada’s Walker Lane Mineral Belt.  A portion of the property’s claims were mined historically on a very small scale as an underground mine in the early 1900’s and as a small open pit mine in the late 1980’s. Existing infrastructure includes nearby electricity, road access and potential water from a historic well located on the property. Gold Mesa includes the gold property historically known as the Clay Peters Project. After acquiring our option, we staked an additional 140 unpatented claims totaling approximately 2,800 acres which surrounds the original Gold Mesa property.

The property is subject to a NSR of 2% in favor of SRC on any future production on all claims with no existing royalties and a 1% NSR on the three patented claims. There is an existing 2% NSR on the three patented claims payable to an unrelated third party. We have additional rights to purchase one half of each of the 2% NSR and 1% NSR from SRC subject to certain terms and restrictions and a first right of refusal to purchase the entire NSR upon a proposed disposition by SRC.

In April of 2016, we began our first drill program at our Gold Mesa property to follow up on historic high-grade third party drill results.  In June we announced the results of our initial drill program with high-grade results including 15.24 meters of 6.27 g/t starting at 9 meters downhole, 33.54 meters of 1.89 g/t gold and 9.1 meters grading 2.24 g/t among other high-grade results.  In October we announced results from a second drill program including 12.19 meters of 3.34 g/t gold.  Surface and near surface high-grade intercepts warranted a third drill program that took place in the fourth quarter with results pending.  During 2016, we completed a total of 120 holes consisting of 3,965 meters of reverse circulation drilling.  With continued drilling success, the property has the potential to become an open pit heap leach gold operation.  Further drilling is targeted for 2017.

Isabella Pearl

In August of 2016, we purchased 100% interest in the Isabella Pearl Project which contains third party Proven and Probable Reserves of 191,400 gold ounces at an average grade of 2.18 g/t and is in advanced stages of engineering and production permitting.  After acquiring Isabella Pearl, we drilled several holes in the deposit for further mineral delineation and additional metallurgical testing.  This included 4 holes totaling 735 meters of core drilling and 82 meters in 6 holes of reverse circulation drilling.  We also drilled a 400 meter deep water well to supply the project’s future water needs for gold production.  We have retained several engineering firms in Reno, Nevada to assist us with engineering and we are finalizing our internal mine scheduling and project designs.  We target, in the near term, to re-submit the Environmental Assessment (EA) for our project production permit.  Our goal is to advance the project into production at the earliest possible date, subject to permit timing and funding.  We are targeting the production of gold doré from a potential open pit heap leach operation.

Mina Gold

In August of 2016, we purchased 100% interest in the Mina Gold property located in Mineral County Nevada’s Walker Lane Mineral Belt.  The property has the potential to be a future open pit heap leach gold operation.  Mina Gold contains an historic third party estimate of mineralized material totaling 1,606,000 tonnes grading 1.88 g/t gold. The property covers an area of approximately 825 acres consisting of 43 unpatented claims and 5 patented claims.  In the fourth quarter of 2016 we began our first drill program on the property and we completed 23 holes consisting of 648 meters of reverse circulation drilling and await pending assays.  Further drilling is targeted for 2017.

Office Facilities

We constructed an administrative office building adjacent to the mill site as part of the facilities at the Aguila Project. We also lease office space in Oaxaca City, Oaxaca consisting of approximately 3,000 square feet. The lease commenced in 2012 for ten years. In 2014, we sold the building that serves as our executive and administrative headquarters in Colorado Springs, Colorado and have leased back a portion under a renewable one-year lease. We also lease an office in Denver, Colorado consisting of approximately 2,500 square feet, which we renewed in 2015 for three years.

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

Cut-and-fill:

Underground mining method used in vertical stopes in which successive cutting of the ore into horizontal slices is carried out starting from the bottom of the stope and progressing upwards towards the surface.

Doré:	Composite gold and silver bullion usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Drift:	A horizontal tunnel generally driven within or alongside an orebody and aligned parallel to the long dimension of the ore.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration:	Prospecting, sampling, mapping, diamond-drilling and other work involved in locating the presence of economic deposits and establishing their nature, shape and grade.

Grade:	The concentration of an element of interest expressed as relative mass units (percentage, ounces per ton, grams per tonne (“g/t”), etc.).

Hectare:	Another metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

Long-hole Stoping:

Mining method which uses holes drilled by a production drill to a predetermined pattern by a mining engineer.  Long-hole stoping is a highly selective and productive method of mining and can cater for varying ore thicknesses and dips (0 - 90 degree).  Blasted rock is designed to fall into a supported drawpoint or removed with remote control LHD (load, haul, dump machine)

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

Patented Claim:

A mining claim for which the U.S. Federal Government has passed its title to the claimant, making it private land.  A person may mine and remove minerals from a mining claim without a mineral patent. However, a mineral patent gives the owner exclusive title to the locatable minerals.

Tonne:	A metric ton. One tonne equals 1000 kg. It is equal to approximately 2,204.62 pounds.

Unpatented Claim:

A particular parcel of U.S. Federal land, valuable for a specific mineral deposit or deposits. It is a parcel for which an individual has asserted a right of possession. The right is restricted to the extraction and development of a mineral deposit

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

ITEM 3.LEGAL PROCEEDINGS

Please see Note 10 in Item 8. Financial Statements and Supplementary Data.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.  We have no U.S. mines in operation.

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

	2016		2015
	High	Low	High	Low
First Quarter	$2.47	$1.15	$3.83	$2.73
Second Quarter	$3.85	$2.28	$3.60	$2.76
Third Quarter	$7.78	$3.90	$2.75	$2.00
Fourth Quarter	$7.26	$3.80	$3.12	$1.66

On February 27, 2017, the high and low sales prices of our common stock on the NYSE MKT stock exchange were $5.78 and $5.04 respectively, and we had approximately 200 holders of record.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:	6,780,739	$7.26	4,389,262

Securities Authorized for Issuance Under Equity Compensation Plans

On April 14, 2016, our Board of Directors approved the Gold Resource Corporation 2016 Equity Incentive Plan (the “Plan”).  The Plan was approved to, among other things, (i) supersede the Gold Resource Corporation Amended and Restated Non-Qualified Stock Option and Stock Grant Plan and (ii) provide for the grant of options, stock appreciation rights, restricted stock, restricted stock units, stock grants, stock units, performance shares, performance share units, and performance cash. These actions were approved by the shareholders of the Company on June 15, 2016.

Purchases of Equity Securities by the Company

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During 2016 and 2015, we did not repurchase any shares of Gold Resource Corporation common stock on the open market, and approximately $14.0 million remains available in the share repurchase program as of December 31, 2016.

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

The following graph compares the performance of our common stock with the performance of the NYSE MKT Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gold Resource Corp., the NYSE Composite Index
and the S&P/TSX Global Gold Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/11
12/12
12/13
12/14
12/15
12/16
Gold Resource Corp.
NYSE Composite
S&P/TSX Global Gold

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

Transfer Agent

Computershare Investor Services, Inc. is the transfer agent for our common stock. The principal office of Computershare is located at 8742 Lucent Boulevard, Suite 225, Highlands Ranch, Colorado 80129 and its telephone number is (303) 262-0600.

Dividend Policy

Since commencing mining operations at our Aguila Project, one of management’s primary goals has been to make cash dividend distributions to shareholders. Since commercial production began in July 2010, we have returned over $109 million back to shareholders in consecutive monthly dividends. Regular dividends should not be considered a prediction or guarantee of future dividends.

Our monthly dividend was modified in December 2015 to reduce the dividend from $0.01 per share per month to one-sixth cent per share per month or $0.02 per share per year.  The Board of Directors believed the change in dividend was necessary to help conserve capital as reduced cash flow from operations, as well as the long-term negative outlook in the mining industry, were negatively affecting our financial performance. As a result of positive operating results during 2016, the Board of Directors declared a special dividend in December 2016 of $0.01 per share, for a total of $0.03 per share in 2016.  The instituted dividend may be modified again or discontinued at any time and the declaration of any special dividend is determined at the discretion of our Board of Directors, depending on variables such as, but not limited to, operating cash flow, mine construction requirements and strategies, other construction projects, spot gold and silver prices, taxation, government royalties and general market conditions. At the present time, we are not a party to any agreement that would limit our ability to pay dividends.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012. This information was derived from our audited consolidated financial statements for each period. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and the notes thereto included elsewhere in this report. For additional information relating to our operations, please see Item 1. Business and Item 2. Properties.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
Sales, net	$83,227	$92,701	$115,405	125,784	131,794
Operating income (1)	8,586	12,919	31,588	10,330	49,704
Net income	4,387	3,062	15,036	5,334	27,689
Net income per common share:
Basic	0.08	0.06	0.28	0.10	0.53
Diluted	0.08	0.06	0.28	0.10	0.49
Cash dividends declared	0.03	0.11	0.12	0.43	0.69

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Total Assets	$118,461	$106,499	$105,983	$91,236	$99,647
Long-term obligations	2,425	2,815	3,827	2,887	2,790

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

Introduction

The following discussion summarizes our results of operations for three fiscal years ended December 31, 2016, 2015 and 2014 and our financial condition at December 31, 2016 and 2015, with a particular emphasis on the year ended December 31, 2016.

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

In April 2014, we announced the completion of our initial reserve study and issued a report dated December 31, 2013, confirming the existence of proven and probable reserves as defined in Guide 7 promulgated by the SEC. As a result of the completion of the reserve study, beginning January 1, 2014, we transitioned from an Exploration Stage Enterprise to a Production Stage Enterprise in accordance with Guide 7 and are no longer a Development Stage Entity as defined in Accounting Standards Codification 915 – Development Stage Entities (“ASC 915”) and accordingly cumulative and other disclosures required by ASC 915 are no longer included in our consolidated financial statements.

Prior to January 1, 2014, we were considered an Exploration Stage Enterprise under SEC criteria since we had not demonstrated proven and probable reserves at our Aguila Project in Oaxaca or any of our other properties. Accordingly, as required under SEC guidelines, substantially all of our investment in mining properties up to that date, including construction of the mill, mine facilities and mine construction expenditures, were expensed as incurred and therefore do not appear as assets on our balance sheet. We had been producing at the Aguila Project for three and one half years prior to the completion of our initial reserve report.

Exploration Activities

Please see Item 2. Properties for the map of our properties and additional information regarding our exploration activities.

2017 Exploration Targets

In 2017, we anticipate spending approximately $4.3 million for exploration activities in Oaxaca, which will include approximately $2.0 million for underground drilling and $2.3 million for surface exploration and concession holding costs. In Nevada we anticipate spending $2.2 million on exploration, mainly for surface drilling on our Isabella Pearl and Gold Mesa properties during 2017.  We anticipate that all exploration activities will be funded from internally generated capital.

Results of Operations—Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila Project in Oaxaca, Mexico, which is included in our Oaxaca Mining Unit. Our processing facilities at the Aguila Project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc.  At the end of 2016, we were developing a second mine, the Mirador Mine.  The Mirador underground mine anticipates the production of primarily silver and gold doré.  Our Nevada Mining Unit’s Isabella Pearl Project is in advanced stages of engineering and permitting, and we target a production decision at the earliest possible point in time.

In our financial statements, we report the sale of precious metals and base metals as revenue and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the primary driver of our economic decisions and believe that base metals are secondary products.

Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average realized price ratio for the period.

Highlights for the year ended December 31, 2016 are included below and discussed further in our Results of Operations.

Highlights

•	Achieved sixth consecutive year of profitability;
•	Exceeded our annual gold production outlook range with 27,628 ounces;
•	Achieved our annual silver production range with 1.86 million ounces;
•	Acquired two Nevada high grade gold properties in the Walker Lane Mineral Belt;
•	Received final mining permit for and commenced development at our Alta Gracia project Mirador Mine;
•	Mine development reached the Switchback vein system in the Arista Mine;
•	Adjusted cash flow from mine site operations of $35 million;
•	Total cash cost per precious metal gold equivalent ounce sold of $548;
•	Total all-in sustaining cost per precious metal gold equivalent ounce sold of $970;
•	Distributed $1.7 million in shareholder dividends.

Acquisitions

Isabella Pearl Project: On August 12, 2016, we purchased Walker Lane Minerals Corp. which owned a 100% interest in the Isabella Pearl project, a potential open pit heap leach project located in Mineral County, Nevada. The project contains third party Proven and Probable Reserves of 191,400 gold ounces at an average grade of 2.18 g/t and is in advanced stages of engineering and production permitting.

Mina Gold: On August 12, 2016, we also purchased the Mina Gold property located in Mineral County, Nevada. The Mina Gold property contains an historic third party estimate of mineralized material totaling 1,606,000 tonnes grading 1.88 g/t gold and is within close proximity to our Isabella Pearl Project and Gold Mesa Property.

Please see Note 2 in Item 8. Financial Statements and Supplementary Data for additional information about our property acquisitions.

Sales, net

Metal sales of $83.2 million for the year ended December 31, 2016 decreased by $9.5 million, or 10% when compared to the same period in 2015. Our sales in 2016 decreased due to the lower production levels of silver, copper, and lead, when compared to 2015. The lower production was partially offset with higher average realized prices in gold, silver, lead, and zinc metal sales as compared to 2015.  For the year ended December 31, 2016, average realized prices for metals increased from the same period in 2015 as follows: gold by 9% to $1,256 per ounce, silver by 9% to $17.18 per ounce, lead by 13% to $1,936 per tonne, and zinc by 19% to $2,188 per tonne.

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

Production

For the year ended December 31, 2016, gold production of 27,628 ounces decreased 7% from the same period in 2015, while silver production of 1,857,658 ounces decreased 26% over the same period in 2015, in each case primarily due to lower grades, partially offset by higher mill throughput.

For the three months ended December 31, 2016, mill production totaled 5,088 ounces of gold and 419,683 ounces of silver, a decrease of 34% and 27%, respectively, over the same period in 2015.  Production during the fourth quarter was impacted by lower grades processed, when compared to the fourth quarter of 2015.

We continued mining narrower, higher grade veins at the Arista vein system and supplemented the volume with lower grade, stockpiled open pit ore mined in years past.  The open pit stockpiles have primarily gold, negligible silver and no base metals.  We processed 17,605 and 56,369 tonnes of stockpiled open pit ore during the fourth quarter and the year ended December 31, 2016, respectively. The net effect of running stockpiled open pit ore is that it lowers the overall grades for all metals processed.  Looking forward into 2017, we plan to develop the Arista Mine’s Switchback vein system while processing only Switchback development ore and relying on Arista vein system ore as the primary ore source and Alta Gracia’s mineralization as a secondary ore source. In 2018, we plan to start bulk tonnage mining at Switchback with long hole open stopes and/or cut and fill techniques.  This approach attempts to have approximately one year of Switchback mine development in place by year end 2017, to provide production optionality to an extent which we have not had before in our operational history.

Gold and silver ore grades vary depending on the area of the Arista deposit being mined (we do not yet mine bulk tonnage mineralization at Switchback) and we expected grades to be lower in 2017 than in the prior year when we mine in the deeper levels of the Arista vein system. During the three and twelve months ended December 31, 2016, we processed 1,373 and 1,295 ore tonnes per day, respectively, compared to 1,350 and 1,220 ore tonnes per day for the same periods in 2015, representing an increase of 2% and 6%, respectively. The Aguila Mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the mine to a point where ore extraction can consistently achieve target capacity while meeting grade and dilution parameters.  Our full year production of 27,628 gold ounces exceeded the upper targeted range for gold and 1,857,658 silver ounces achieved the silver production targeted range for the year.  Our 2016 production outlook was 26,000 gold ounces and 1,900,000 silver ounces plus or minus 5%.

On a precious metal gold equivalent basis, our mill production totaled 10,818 ounces and 53,023 ounces for the fourth quarter and year ended December 31, 2016, respectively. Please see the Production and Sales Statistics table below for additional information regarding our mineral production statistics.

During 2016, we sold 25,426 gold ounces and 1,704,336 silver ounces at a total cash cost per ounce, after by-product credits, of $548. The increase in cash cost per ounce of $31 from the prior year is primarily attributable to mining lower grade material in 2016, consistent with our mine plan. During the three months ended December 31, 2016, we sold 4,330 gold ounces and 366,667 silver ounces at a total cash cost per ounce of $698. Please see Non GAAP Measures below for additional information concerning the cash cost per ounce measures.

2017 Production Targets

Precious metal production targets for 2017 include 27,500 gold ounces, 1,850,000 silver ounces, with a plus or minus range of 5% of each metal.  In addition, significant base metal production of copper, lead, and zinc is expected.

Please see Production and Sales Statistics table below for additional information regarding our actual mineral production statistics.

Production and Sales Statistics

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015
Milled
Tonnes Milled (1)	118,798	113,436	450,221	413,626
Tonnes Milled per Day (2)	1,373	1,350	1,295	1,220
Grade
Average Gold Grade (g/t)	1.53	2.36	2.13	2.47
Average Silver Grade (g/t)	121	169	139	203
Average Copper Grade (%)	0.26	0.42	0.29	0.40
Average Lead Grade (%)	1.28	1.37	1.21	1.37
Average Zinc Grade (%)	3.98	4.73	3.78	4.04
Recoveries
Average Gold Recovery (%)	87	89	89	90
Average Silver Recovery (%)	91	93	92	93
Average Copper Recovery (%)	82	80	78	80
Average Lead Recovery (%)	79	71	74	74
Average Zinc Recovery (%)	84	86	84	83
Mill production (before payable metal deductions) (3)
Gold (ozs.)	5,088	7,684	27,628	29,644
Silver (ozs.)	419,683	573,726	1,857,658	2,506,337
Copper (tonnes)	258	382	1,035	1,310
Lead (tonnes)	1,202	1,103	4,049	4,174
Zinc (tonnes)	3,996	4,600	14,302	13,900
Payable metal sold
Gold (ozs.)	4,330	7,430	25,426	29,424
Silver (ozs.)	366,667	542,892	1,704,336	2,312,985
Copper (tonnes)	224	361	964	1,238
Lead (tonnes)	1,168	982	3,797	3,857
Zinc (tonnes)	3,313	3,810	11,816	11,478
Average metal prices realized (4)
Gold ($ per oz.)	1,184	1,091	1,256	1,156
Silver ($ per oz.)	16.17	14.95	17.18	15.82
Copper ($ per tonne)	5,499	4,716	4,792	5,226
Lead ($ per tonne)	2,224	1,636	1,936	1,718
Zinc ($ per tonne)	2,640	1,545	2,188	1,836
Precious metal gold equivalent ounces produced (mill production) (3)
Gold Ounces	5,088	7,684	27,628	29,644
Gold Equivalent Ounces from Silver	5,730	7,864	25,395	34,319
Total Precious Metal Gold Equivalent Ounces	10,818	15,548	53,023	63,963
Precious metal gold equivalent ounces sold
Gold Ounces	4,330	7,430	25,426	29,424
Gold Equivalent Ounces from Silver	5,006	7,441	23,299	31,671
Total Precious Metal Gold Equivalent Ounces	9,336	14,871	48,725	61,095
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (5)	$2,045	$1,170	$1,325	$1,076
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (5)	$698	$551	$548	$517
Total all-in sustaining cost per precious metal gold equivalent ounce sold (5)	$1,215	$979	$970	$1,016
Total all-in cost per precious metal gold equivalent ounce sold (5)	$1,593	$1,074	$1,137	$1,236

(1)

For the fourth quarter and twelve months of 2016, this includes 17,605 and 56,369 tonnes, respectively of low-grade stockpile open pit ore.  The net effect of running this is it reduces the grade of all metals as it only contains gold, negligible silver, and no base metals.

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

Mine gross profit. For the year ended December 31, 2016, mine gross profit and mine gross profit percent totaled $22.4 million and 27% compared to $30.3 million and 33%, respectively, for the same period in 2015. The decrease in mine gross profit and mine gross profit percent during 2016 was primarily driven by lower sales volume which was partially offset with higher realized gold and silver prices during 2016 as compared to 2015.

General and administrative expenses. For the year ended December 31, 2016, general and administrative expenses totaled $9.5 million, compared to $10.3 million for the same period of 2015. The $0.8 million decrease in 2016, compared to 2015 is primarily due to decreased stock based compensation, audit fees, and tax consulting fees.  These decreases were partially offset by increased IT support fees and employee compensation costs.

Exploration expenses.  For the year ended December 31, 2016, property exploration expenses totaled $4.3 million, compared to $7.2 million for the same period of 2015. The $2.9 million decrease in the property exploration spending was a result of our cost saving measures for 2016.  We continued our exploration activities at our Oaxaca Mining Unit in 2016, although at a reduced rate from 2015.  Offsetting the decrease in activities at our Oaxaca Mining Unit were our increased activities at our Nevada Mining Unit on the Isabella Pearl property during the fourth quarter of 2016 where we spent $1.2 million.

Other (expense) income, net. For the year ended December 31, 2016, we recorded other income of $0.6 million compared to other expense of $2.5 million during the same period of 2015. The $3.1 million decrease in the expense in 2016 compared to the same period in 2015 was due to foreign currency gains, an increase in value of our gold and silver rounds/bullion, and a gain on the sale of equity investments in 2016.  Offsetting these increases were losses on disposal of fixed assets and an increase in our reserve for obsolete materials and supplies inventory in 2016.

Provision for income taxes. For the year ended December 31, 2016, income tax expense decreased to $4.8 million compared to $7.4 million for the same period in 2015. The decrease in taxes is commensurate with a decrease in pre-tax income, utilization of foreign tax credits, and Mexico fixed assets indexation. Please see Note 5 in Item 8. Financial Statements and Supplementary Data for additional information.

Results of Operations – Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Mine gross profit. For the year ended December 31, 2015, mine gross profit and mine gross profit percent totaled $30.3 million and 33% compared to $50.9 million and 44% for the same period in 2014. The decrease in mine gross profit and mine gross profit percent during 2015 was primarily driven by lower realized metal prices, lower sales volume and the increase in depreciation and amortization expense since we started capitalizing property, plant and mine development during 2014.

General and administrative expenses. For the year ended December 31, 2015, general and administrative expenses totaled $10.3 million, compared to $12.3 million for the same period of 2014. The $2.0 million decrease in 2015, compared to 2014 is primarily due to decreased cash compensation, stock based compensation and IT support costs, partially offset by increased audit fees. In 2016, we expect further decreases due to lower consulting costs and reductions in the Company’s employee benefit plans.

Exploration expenses.  For the year ended December 31, 2015, property exploration expenses totaled $7.2 million, compared to $6.9 million for the same period of 2014. The $0.3 million increase in the property exploration expenses in 2015 compared to the same period in 2014 is a result of increased exploration spending mainly for surface drilling at Radar, which we disposed of in 2016.

Other (expense) income, net. For the year ended December 31, 2015, we recorded other expense of $2.5 million compared to $0.3 million during the same period of 2014. The $2.2 million increase in the expense in 2015 compared to the same period in 2014 was primarily due to foreign currency losses related to peso-denominated assets and liabilities, a decrease in the value of equity investments and write-downs on our gold and silver rounds/bullion in the 2015 period.

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

AISC includes total cash cost after by-product credits plus other costs related to sustaining production, including sustaining capital expenditures, exploration and general and administrative costs. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan. General and administrative costs are derived from the amounts presented in the Consolidated Statements of Operations, less administrative depreciation cost.

AIC includes all-in sustaining cost plus non-sustaining capital expenditures and exploration expense. Capital expenditures to develop new operations, or related to projects at existing operations where these projects will enhance production or reserves, are classified as non-sustaining. Exploration expenses related to projects that are designed to increase or enhance future production are classified as non-sustaining and are derived from the exploration expense amounts presented in the Consolidated Statements of Operations.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015
	(in thousands)
Total cash cost after by-product credits	$6,512	$8,208	$26,738	$31,541
Treatment and refining charges	(5,213)	(3,558)	(16,291)	(12,427)
By-product credits	12,577	9,196	37,827	34,175
Depreciation and amortization	3,120	2,780	12,169	7,974
Reclamation and remediation	26	6	165	42
Stock-based compensation allocated to production costs	14	54	186	1,073
Total mine cost of sales	$17,036	$16,686	$60,794	$62,378

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$19,089	$17,404	$64,565	$65,716
By-product credits (2)	(12,577)	(9,196)	(37,827)	(34,175)
Total cash cost after by-product credits	6,512	8,208	26,738	31,541
Sustaining capital expenditures	1,242	4,175	11,282	20,412
General and administrative expenses (3)	3,581	2,183	9,301	10,061
Total all-in sustaining cost	11,335	14,566	47,321	62,014
Non-sustaining capital expenditures	1,240	673	3,837	6,273
Non-sustaining exploration expense	2,287	734	4,314	7,150
Total all-in cost	$14,862	$15,973	$55,472	$75,437

Precious metal gold equivalent ounces sold (4)	9,336	14,871	48,725	61,095

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$2,045	$1,170	$1,325	$1,076
By-product credits per precious metal gold equivalent ounces sold	(1,347)	(619)	(777)	(559)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	698	551	548	517
Other sustaining expenditures per precious metal gold equivalent ounces sold	517	428	422	499
Total all-in sustaining cost per precious metal gold equivalent ounce sold	1,215	979	970	1,016
Non-sustaining expenditures per precious metal gold equivalent ounce sold	378	95	167	220
Total all-in cost per precious metal gold equivalent ounce sold	$1,593	$1,074	$1,137	$1,236

(1)	Production cost less stock based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)

Less administrative depreciation costs of $0.1 million and $0.1 million for the fourth quarter of 2016 and 2015, respectively, and $0.2 million and $0.2 million for the year ended December 31, 2016 and 2015, respectively.

(4)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015
	(in thousands)
By-product credits by dollar value:
Copper sales	$1,235	$1,703	$4,619	$6,472
Lead sales	2,597	1,607	7,352	6,627
Zinc sales	8,745	5,886	25,856	21,076
Total sales from by-products	$12,577	$9,196	$37,827	$34,175

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$132	$115	$95	$106
Lead sales	278	108	151	108
Zinc sales	937	396	531	345
Total by-product credits per precious metal gold equivalent ounce sold	$1,347	$619	$777	$559

The following table provides a reconciliation of adjusted cash flow from mine site operations to mine gross profit (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015
	(in thousands)
Mine gross profit	$1,223	$4,934	$22,433	$30,323
Stock-based compensation	14	54	186	1,073
Depreciation and amortization	3,120	2,780	12,169	7,974
Reclamation and remediation	26	6	165	42
Adjusted cash flow from mine site operations	$4,383	$7,774	$34,953	$39,412

Liquidity and Capital Resources

As of December 31, 2016, we had working capital of $20.3 million, consisting of current assets of $29.3 million and current liabilities of $9.0 million. This represents an increase of $2.6 million from the working capital balance of $17.7 million at December 31, 2015. Our working capital balance fluctuates as we use cash to fund our operations, exploration, mine development, income taxes and our dividends.

Cash and cash equivalents as of December 31, 2016 increased to $14.2 million from $12.8 million as of December 31, 2015, a net increase in cash of $1.4 million. The increase is primarily due to lower cash spent on capital expenditures and lower dividends paid.

Net cash provided by operating activities for the year ended December 31, 2016 was $17.9 million compared to $20.2 million during the same period in 2015, a decrease of $2.3 million. The decrease is primarily due to a reduction in accounts payable and accrued expenses.

Net cash used in investing activities for the year ended December 31, 2016 was $14.7 million compared to $26.7 million during the same period in 2015. The decrease in investing activities is primarily attributable to the reduction in capital expenditures for mine development at our Aguila Project.  Our planned development drilling expenditures could be significantly more or less depending on variables including available capital and the ongoing results from the drilling programs and market conditions.

Net cash used in financing activities decreased $6.1 million from $8.0 million for the year ended December 31, 2015 to $1.9 million during the same period in 2016. The decrease in financing activities was primarily a result of lower dividend payments in 2016.  During the year ended December 31, 2016, we paid dividends of $1.7 million as compared to $6.5 million in 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

Contractual Obligations

For our known obligations at year ended December 31, 2016, please see Note 10 in Item 8. Financial Statements and Supplementary Data:

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

Revenue

Our concentrate sales contracts contain an embedded derivative and are initially recorded using forward quoted metal prices at the time of shipment.  This embedded derivative feature is required to be separated from the host contract for accounting purposes.  The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through earnings each period prior to final settlement. Changes in the prices of metals we sell, as quoted on the London Bullion Market, between the shipment and final settlement dates will result in adjustments to revenues related to sales of concentrate previously recorded upon shipment.

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

Please see Note 1 in Item 8. Financial Statements and Supplementary Data for depreciation rates of major asset categories.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment and commodity prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in our consolidated statements of operations based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

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

Stock-based compensation

We account for share-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all share-based payments to employees, including grants of stock options and restricted stock units (“RSUs”), to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

Share-based compensation expense is recorded net of estimated forfeitures in our consolidated statements of operations and as such is recorded for only those share-based awards that we expect to vest. We estimate the forfeiture rate based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.

Income and Mining Royalty Taxes

In preparing our consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities generally have a direct impact on earnings in the period of the changes. Mining taxes represent state and provincial taxes levied on mining operations. As the mining taxes are calculated as a percentage of mining profits, we classify them as income taxes. Where applicable tax laws and regulations are either unclear or subject to varying interpretations, it is possible that changes in these estimates could occur that materially affect the amounts of deferred income tax assets and liabilities recorded in the consolidated financial statements.

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

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar. When the value of the peso rises in relation to the US Dollar, some of our costs in Mexico may increase, thus affecting our operating results. Alternatively, when the value of the peso drops in relation to the US Dollar, peso-denominated costs in Mexico will decrease in US Dollar terms.  These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the average forward prices at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and the marked-to-market adjustments are recorded in net sales each period prior to final settlement. Please see Note 12 in Item 8. Financial Statements and Supplementary Data for additional information.

Interest Rate Risk

Our previous outstanding debt consisted of leased equipment classified as capital leases that were paid off during the year. Accordingly, we consider our interest rate risk exposure to be insignificant at this time.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended. We also have audited Gold Resource Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Gold Resource Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Gold Resource Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/EKS&H LLLP

Denver, Colorado
February 28, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors

Gold Resource Corporation:

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation and subsidiaries (the Company) as of December 31, 2015, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Gold Resource Corporation as of December 31, 2015, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado
March 8, 2016

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$14,166	$12,822
Gold and silver rounds/bullion	3,307	2,988
Accounts receivable	630	321
Inventories	8,946	8,753
Income tax receivable	626	3,794
Prepaid expenses and other current assets	1,605	3,904
Total current assets	29,280	32,582
Property, plant and mine development, net	70,059	51,637
Deferred tax assets	17,580	21,064
Other non-current assets	1,542	1,216
Total assets	$118,461	$106,499
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,383	$11,600
Mining royalty taxes payable	2,033	230
Accrued expenses and other current liabilities	1,544	3,036
Total current liabilities	8,960	14,866
Reclamation and remediation liabilities	2,425	2,815
Total liabilities	11,385	17,681
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
56,903,272 and 56,566,874 shares issued and outstanding, respectively, at December 31, 2016 and 54,603,104 and 54,266,706 shares issued and outstanding, respectively, at December 31, 2015	57	55
Additional paid-in capital	112,034	96,766
Accumulated retained earnings (deficit)	2,040	(948)
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	107,076	88,818
Total liabilities and shareholders' equity	$118,461	$106,499

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2016, 2015 and 2014

(U.S. dollars in thousands, except share and per share amounts)

	Year ended December 31,
	2016	2015	2014

Sales, net	$83,227	92,701	115,405
Mine cost of sales:
Production costs	48,460	54,362	60,241
Depreciation and amortization	12,169	7,974	4,293
Reclamation and remediation	165	42	-
Total mine cost of sales	60,794	62,378	64,534
Mine gross profit	22,433	30,323	50,871
Costs and expenses:
General and administrative expenses	9,533	10,254	12,336
Exploration expenses	4,314	7,150	6,947
Total costs and expenses	13,847	17,404	19,283
Operating income	8,586	12,919	31,588
Other income (expense), net	560	(2,466)	(322)
Income before income taxes	9,146	10,453	31,266
Provision for income taxes	4,759	7,391	16,230
Net income	$4,387	3,062	15,036
Net income per common share:
Basic and Diluted	$0.08	0.06	0.28
Weighted average shares outstanding:
Basic	55,140,237	54,186,547	54,119,095
Diluted	55,725,206	54,259,312	54,620,332

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended December 31, 2016, 2015 and 2014

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2013	54,115,767	$54	$88,044	$(6,499)	$(5,884)	$(1,171)	$74,544
Stock options exercised	400,000	1	99	-			100
Stock-based compensation	-	-	4,951	-	-	-	4,951
Dividends declared	-	-	-	(6,497)	-	-	(6,497)
Net income	-	-	-	15,036	-	-	15,036
Balance, December 31, 2014	54,515,767	$55	$93,094	$2,040	$(5,884)	$(1,171)	$88,134
Shares issued	87,337	-	200	-	-	-	200
Stock-based compensation	-	-	3,472	-	-	-	3,472
Dividends declared	-	-	-	(6,050)	-	-	(6,050)
Net income	-	-	-	3,062	-	-	3,062
Balance, December 31, 2015	54,603,104	$55	$96,766	$(948)	$(5,884)	$(1,171)	$88,818
Stock options exercised	169,999	-	391	-	-	-	391
Stock-based compensation	-	-	1,240	-	-	-	1,240
Dividends declared	-	-	(271)	(1,399)	-	-	(1,670)
Acquisitions	2,130,169	2	13,908				13,910
Net income	-	-	-	4,387	-	-	4,387
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2016, 2015 and 2014

(U.S. dollars in thousands)

	Year ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income	$4,387	$3,062	$15,036
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(1,555)	5,133	3,771
Depreciation, depletion and amortization	12,588	9,097	4,551
Stock-based compensation	1,240	3,472	4,951
Other operating adjustments	298	2,874	(107)
Changes in operating assets and liabilities:
Accounts receivable	(309)	1,095	891
Inventories	(738)	(430)	206
Prepaid expenses and other current assets	793	233	930
Accounts payable and other accrued liabilities	(3,579)	3,357	(2,832)
Mining royalty and income taxes payable/receivable	4,695	(7,721)	10,256
Other noncurrent assets	79	(2)	-
Net cash provided by operating activities	17,899	20,170	37,653
Cash flows from investing activities:
Capital expenditures	(15,140)	(26,685)	(17,898)
Proceeds from the sale of equity investments	749	-	-
Proceeds from sale of property, plant and mine development	-	30	1,763
Proceeds from sale of subsidiary, net of distributions	-	-	1,291
Purchase of investments	-	-	(1,805)
Acquisitions	(311)	(122)	-
Other investing activities	9	37	32
Net cash used in investing activities	(14,693)	(26,740)	(16,617)
Cash flows from financing activities:
Proceeds from the exercise of stock options	391	-	100
Dividends paid	(1,670)	(6,502)	(6,494)
Repayment of capital leases	(606)	(1,501)	(1,469)
Net cash used in financing activities	(1,885)	(8,003)	(7,863)
Effect of exchange rate changes on cash and cash equivalents	23	(146)	(605)
Net increase (decrease) in cash and cash equivalents	1,344	(14,719)	12,568
Cash and cash equivalents at beginning of period	12,822	27,541	14,973
Cash and cash equivalents at end of period	$14,166	$12,822	$27,541

Supplemental Cash Flow Information
Interest expense paid	$13	$78	$149
Income and mining taxes paid	$256	$9,514	$939
Non-cash investing activities:
Common stock issued for the acquisition of Walker Lane Minerals Corp.	$13,060	$-	-
Common stock issued for the acquisition of the Mina Gold property	$850	$-	-

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is an explorer and a producer of metal concentrates that contain gold, silver, copper, lead and zinc, as well as, doré containing gold and silver at the Aguila Project within its Oaxaca Mining Unit located in the southern state of Oaxaca, Mexico. The Aguila Project includes the Aguila open pit mine, which ceased operations in February 2011, and the Arista underground mine, which is currently in operation. The Company is also performing exploration and evaluation work on its Nevada Mining Unit’s portfolio of precious metal exploration properties in Nevada. From time to time, the Company evaluates other properties for possible acquisition.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars, and conform to United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“Don David Gold Mexico”) and its wholly-owned United States subsidiaries GRC Nevada Inc. and Walker Lane Minerals Corp. (“Walker Lane”). Intercompany accounts and transactions have been eliminated in consolidation.

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

Gold and Silver Bullion

From time to time, the Company may purchase gold and silver bullion on the open market in order to diversify its treasury and provide an option for shareholders to convert their dividends into bullion. The purchased gold and silver bullion is carried at cost or quoted market value prices based on the daily London P.M. fix as of the balance sheet date.

Accounts Receivable

Accounts receivable consists of trade receivables from the sale of doré and metals concentrates.

Inventories

Write-downs of inventory are charged to expense. The major inventory categories are below.

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long term. As of December 31, 2016, all stockpiles were classified as current.

Concentrate Inventories: Concentrates inventories include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Inventories consist of copper, lead and zinc metal concentrates, which also contain gold and silver mineralization. Concentrate inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Doré Inventory: Doré includes gold and silver doré bars held at the Company’s facility. Doré inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Materials and Supplies Inventories:  Materials and supplies inventories consist of chemical reagents, parts, fuels and other materials and supplies. Cost includes applicable taxes and freight. Materials and supplies inventory is carried at lower of average cost or net realizable value.

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

Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax receivable or payable, since there is a legal right of offset of IVA taxes.

Property, Plant and Mine Development

Land and Mineral Rights: The costs of acquiring land and mineral rights are considered tangible assets.  Administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable mineral deposit is discovered, such capitalized costs are amortized when production begins using the units of production (“UOP”) method. If no mineable mineral deposit is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

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

Depreciation and Amortization: Capitalized costs are depreciated or amortized using the straight-line or UOP method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. The estimates for mineral reserves are a key component in determining the UOP depreciation rates. The estimates of reserves may change, possibly in the near term, resulting in changes to depreciation and amortization rates in future reporting periods. The following are the estimated economic lives of depreciable assets:

Range of Lives
Asset retirement costs	UOP
Furniture, computer and office equipment	3 to 10 years
Light vehicles and other mobile equipment	4 years
Machinery and equipment	UOP to 8 years
Mill facilities and related infrastructure	UOP
Mine development	UOP

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If an impairment is indicated, any impairment losses are measured as the excess of carrying value over the total discounted estimated future cash flows and are charged to expense on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values.

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

Treasury Stock

Treasury stock represents shares of the Company’s common stock which have been repurchased on the open market at the prevailing market price at the time of purchase and have not been cancelled. Treasury stock is shown at cost as a separate component of equity.

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

Stock-Based Compensation

The Company records compensation expense for the fair value of stock options and restricted stock units (“RSUs”) that are granted. Expense is recognized on a straight-line basis over the vesting periods, if any, of the options and RSUs. The fair value of RSUs is based on the Company’s stock price on the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions including expected volatility of the underlying stock, risk-free interest rates, the expected life of the option, dividend yields and expected forfeitures and cancellations. Expected volatility is based on the historical price volatility of the Company’s common stock. Risk-free interest rates are based on U.S. government obligations with a term approximating the expected life of the option. The expected life is estimated in accordance with SEC Staff Accounting Bulletin No. 107, “Share-Based Payment”. The Company paid dividends beginning in July 2010, and accordingly, a dividend yield was considered in calculating the grant date fair value of options granted subsequent to that date; however, no dividend yield was considered for options granted prior to July 2010. In addition, the Company estimates the expected forfeiture rate and only recognizes expense for those options and RSUs expected to vest.

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

Prior to 2014, the Company had been recognizing only reclamation and remediation obligations and all associated asset retirement costs were written off due to the exploration stage status of the Company. In 2014, the Company became a production stage company and therefore capitalized asset retirement costs and recorded an asset retirement obligation. Please see Note 9 for additional information.

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

Accumulated Comprehensive Loss

Accumulated other comprehensive loss is presented in the consolidated statements of changes in shareholders’ equity. Accumulated other comprehensive income is composed of foreign currency translation adjustment effects related to the historical adjustment when the functional currency was the Mexican peso.

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

Net Income Per Share

Diluted income per share reflects the dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the average fair market value.

Foreign Currency

The functional currency for all of the Company’s subsidiaries is the United States dollar (“US dollar”).

Concentration of Credit Risk

The Company has considered and assessed the credit risk resulting from its concentrate sales and doré sales arrangements with its customers and believes it is not exposed to significant credit risk in relation to the counterparty meeting its contractual obligations as it pertains to its trade receivables during the ordinary course of business. In the event that the Company’s relationships with its customers are interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its metals concentrates and doré bars; however, any interruption could temporarily disrupt the Company’s sale of its products and adversely affect operating results.

The Company’s Aguila Project, which is located in the State of Oaxaca, Mexico, accounted for 100% of the Company’s total sales for the years ended December 31, 2016, 2015 and 2014.

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

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company in the first quarter of 2018 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently in the process of evaluating the impact to its consolidated financial statements but does not anticipate any significant changes due to the implementation of this update, as there are no complex contractual arrangements with current customers, therefore our current revenue recognition model is not expected to change.

Accounting Standards Update No. 2015-11 Inventory (“Topic 330”). Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments in this Update require an entity to measure inventory within the scope of this Update at the lower of cost and net realizable value. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company elected to early adopt this update as of December 31, 2015, which resulted in no significant impact to its consolidated financial statements.

Accounting Standards Update No. 2015-17 Balance Sheet Classification of Deferred Taxes (Topic 740). In November 2015, the FASB issued guidance that requires registrants to classify deferred tax assets and liabilities as non-current items on the balance sheet instead of disclosing the current portion separately. This change was made because the classification used in the past generally did not align with the time period in which registrants expected to recover or settle the related assets and liabilities. As a result, presentation has been simplified. The Company has elected to adopt this update retrospectively. Accordingly, the Company's deferred tax assets and liabilities have been classified as non-current items on the consolidated balance sheets presented herein.

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February 2016, the FASB issued a new standard regarding leases. There are elements of the new standard that could impact almost all entities to some extent, although lessees will likely see the most significant changes. Lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact on its consolidated financial statements and disclosures.

Accounting Standards Update 2016-09—Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting. On March 30, 2016, FASB issued guidance intended to improve the accounting for employee share-based payments. The standard affects all organizations that issue share-based payment awards to their employees and was part of the FASB’s Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this standard involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is the process of evaluating the impact of this standard on its consolidated financial statements and disclosures.

Accounting Standards Update 2016-16 – Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740).  In October 2016, FASB issued guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is required to adopt this new standard on January 1, 2018, for its fiscal year 2018 and for interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements and disclosures.

2. Acquisitions

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

In connection with the above two acquisitions, the Company incurred acquisition costs of $0.1 million. The transactions were accounted for as asset acquisitions and transaction costs were capitalized in accordance with U.S. GAAP. The assets and liabilities were recorded at the market value of the Company’s shares at the date of the transactions and cash consideration. The Walker Lane acquisition resulted in the Company recording $5.6 million of deferred tax liability related to the temporary book and tax differences in the basis of the property.

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

The preliminary allocation of the purchase price is based on management’s estimates and may be adjusted after obtaining additional information regarding, among other things, asset valuations, liabilities assumed and revisions of previous estimates. A preliminary allocation of the purchase consideration (in thousands) is as follows:

Purchase Price	$14,280

Preliminary allocation of purchase price:
ASSETS
Prepaid expenses and other current assets	$60
Mineral interests and mineral rights	19,413
Other non-current assets	460
Total assets	19,933
LIABILITIES
Deferred tax liability	5,615
Reclamation and remediation liabilities	38
Total liabilities	5,653
Net fair value	$14,280

3. Gold and Silver Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the twelve months ended December 31, 2016, the Company made no purchases of gold or silver bullion.

The Company’s investment in gold and silver rounds and bullion is carried at market; please see Note 17 for information regarding the write-downs on the gold and silver bullion inventory. At December 31, 2016 and 2015, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2016		2015
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce )
Ounces	1,579	90,971	1,623	91,522
Per ounce	$1,159	$16.24	$1,062	$13.82
Total	$1,830	$1,477	$1,723	$1,265

4. Current Inventories

At December 31, 2016 and 2015, inventories consisted of the following:

	2016	2015
	(in thousands)
Stockpiles - underground mine	$84	$121
Stockpiles - open pit mine	288	729
Concentrates	1,881	1,432
Materials and supplies (1)	6,693	6,471
Total	$8,946	$8,753

(1)	Net of reserve for obsolescence of $637 and $92, respectively.

5. Income Taxes

Gold Resource Corporation and its U.S. subsidiaries file a consolidated U.S. tax return and the Company’s foreign subsidiary files in Mexico.  For financial reporting purposes, net income (loss) before income taxes includes the following components:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
U.S. Operations	$(7,001)	$(10,389)	$(8,396)
Foreign Operations, Mexico	16,147	20,842	39,662
Total income before income taxes	$9,146	$10,453	$31,266

The Company's income tax expense (benefit) from continuing operations consists of the following:

	Years ended December 31,
	2016	2015	2014
Current taxes:	(in thousands)
Federal	$353	$353	$353
State	-	-	-
Foreign	5,961	1,905	12,106
Total current taxes	$6,314	$2,258	$12,459

Deferred taxes:
Federal	$(1,715)	$(1,396)	$2,586
State	-	-	-
Foreign	160	6,529	1,185
Total deferred taxes	$(1,555)	$5,133	$3,771
Total income tax provision	$4,759	$7,391	$16,230

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Tax at statutory rates	$3,110	$3,554	$10,943
Foreign rate differential	(617)	(819)	(1,906)
Dividends, net of foreign tax credits	795	267	3,082
Adjustments to deferred tax assets	(625)	2,600	633
Mexico mining tax	1,270	1,103	2,964
Other	826	686	514
Tax provision	$4,759	$7,391	$16,230

The following table sets forth deferred tax assets and liabilities:

	At December 31,
	2016	2015
Non-current deferred tax assets:	(in thousands)
Tax loss carryforward - U.S.	$1,466	$1,417
Property and equipment	11,879	11,717
Stock-based compensation	7,128	6,781
Foreign tax credits	3,029	1,617
Other	2,200	1,911
Total deferred tax assets	25,702	23,443
Valuation allowance	(2,507)	(2,379)
Deferred tax assets after valuation allowance	$23,195	$21,064

Long-term deferred tax liability	(5,615)	-

Net deferred tax asset	$17,580	$21,064

In December 2013, the Mexican president approved a tax reform bill that enacted a new Income Tax Law (“MITL”). As part of the tax reform bill, two new mining duties were introduced: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extracting activities performed by concession holders and (ii) the “extraordinary” mining duty of 0.5% on the gross revenue from the sale of gold, silver and platinum.  The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest.  In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets, but exploration and prospecting depreciable costs are deductible when incurred.  Both duties are tax deductible for income tax purposes.

As a result of the tax reforms, mining entities are subject to the special mining royalty tax of 7.5% in addition to the 30% corporate income tax which increased the effective tax rate applicable to the Company’s Mexican operations effective January 1, 2014.

As of December 31, 2016, U.S. income and foreign withholding taxes have not been provided for $19.0 million unremitted earnings of subsidiary operating outside of the U.S. These earnings, which are considered to be indefinitely reinvested, would become subject to U.S. income tax if they were remitted to the U.S. The amount of unrecognized deferred U.S. income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that the deferred tax asset related to the state net operating loss carry forwards were not "more likely than not" to be realized and recorded a valuation allowance related to net operating loss carry forwards of $0.2 million for the year ended December 31, 2015.  For the year ended December 31, 2016, the Company recorded a reduction to the state net operating loss carryforwards of $0.1 million as a result of generating state taxable income for the year.

As a result of certain accounting realization requirements, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2016 and 2015 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity would be increased by $4.2 million if and when such deferred tax assets are ultimately realized. Gold Resource Corporation applies ASC 740 with-and-without ordering for purposes of determining when excess tax benefits have been realized

At December 31, 2016, the Company has U.S. tax loss carry-forwards approximating $1.5 million, which expire between 2021 and 2036, and foreign tax credits of $3.0 million that expire between 2022 and 2026.

The Company transferred fixed assets from the U.S. parent to its Mexican subsidiary within the consolidated group in 2013. This transfer created a difference in the tax basis of the assets in its Mexican subsidiary tax jurisdiction and consolidated financial statement carrying amounts. The net tax effect of this intercompany transaction is deferred in consolidation and recorded as a deferred charge of $0.5 million. This charge is being amortized to income tax expense over 10 years to eliminate the deferred tax impact for the intercompany transaction.

During 2016 the Company concluded a tax examination by the Mexican tax authorities of the 2012 and 2013 income tax returns with no adjustments to income taxes being recorded.

As of December 31, 2016, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

6. Prepaid Expenses and Other Current Assets

At December 31, 2016 and 2015, prepaid expenses and other current assets consisted of the following:

	2016	2015
	(in thousands)
Advances to suppliers	$122	$89
Other receivables	30	86
Prepaid insurance	531	1,120
Vendor deposits	218	797
Current investments (1)	-	400
IVA taxes receivable	507	1,296
Other current assets	197	116
Total	$1,605	$3,904

(1)	Consists of common shares of Canamex Resources Corporation which were sold during the year ended December 31, 2016.S

7. Property, Plant and Mine Development, net

At December 31, 2016 and 2015, property, plant and mine development consisted of the following:

	2016	2015
	(in thousands)
Asset retirement costs	$637	$659
Construction-in-progress (1)	586	3,916
Furniture and office equipment	1,580	1,555
Land	230	230
Light vehicles and other mobile equipment	1,914	1,887
Machinery and equipment (2)	20,293	19,867
Mill facilities and infrastructure	9,643	8,920
Mineral interests and mineral rights (3)	19,413	-
Mine development	42,951	31,079
Software and licenses	1,624	1,193
Subtotal (4)	98,871	69,306
Accumulated depletion, depreciation and amortization (5)	(28,812)	(17,669)
Total	$70,059	$51,637

(1)

Includes nil and $2.6 million for Switchback development at December 31, 2016 and 2015, respectively.  A total of $5.6 million related to Switchback development was reclassified to mine development in 2016.

(2)	Includes nil and $3.1 million of assets recorded under capital leases at December 31, 2016 and 2015.
(3)	These assets relate to the recent Nevada Mining Unit property acquisitions, please see Note 2 for additional information.
(4)	Includes accrued capital expenditures of nil and $2.9 million at December 31, 2016 and 2015, respectively.
(5)	Includes nil and $0.5 million at December 31, 2016 and 2015 respectively, of accumulated depreciation associated with capitalized leased assets.

Depletion, depreciation and amortization expense for years ended December 31, 2016, 2015 and 2014 was $12.6 million, $9.1 million and $4.6 million, respectively.

8. Accrued Expenses and Other Current Liabilities

At December 31, 2016 and 2015, accrued expenses and other current liabilities consisted of the following:

	2016	2015
	(in thousands)
Accrued insurance	$381	$909
Accrued royalty payments	1,043	1,152
Capital lease obligations	-	842
Dividends payable	94	90
Other payables	26	43
Total	$1,544	$3,036

9. Reclamation and Remediation

 The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2016 and 2015:

	2016	2015
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,192	$2,545
Changes in estimate	82	17
Foreign currency exchange gain	(367)	(370)
Reclamation liabilities – balance at end of period	1,907	2,192

Asset retirement obligation – balance at beginning of period	623	448
Changes in estimate	(21)	187
Accretion expense	23	42
Foreign currency exchange gain	(107)	(54)
Asset retirement obligation – balance at end of period	518	623
Total period end balance	$2,425	$2,815

10. Commitments and Contingencies

Litigation

On December 30, 2015, a former contractor filed a lawsuit against the Company’s subsidiary, Don David Gold Mexico S.A. de C.V., in district court in Oaxaca, Mexico. The lawsuit was brought under provisions of the Mexican Commercial Code alleging that work was performed by the contractor for which it had not been paid. The Company has denied the allegations on the basis that the work was not performed. While the ultimate outcome and impact on the Company cannot be predicted with certainty, management believes that the resolution of pending proceedings will not have a material adverse effect on the Company’s consolidated financial condition, results of operations, or cash flows. Therefore, no liability has been recorded as of December 31, 2016. The Company continues to vigorously defend its position in Mexican court.

Operating leases

The Company leases its office in Colorado Springs from a related party under a non-cancelable operating lease which expires in 2017. The Company also leases an office in Denver, Colorado consisting of approximately 2,500 square feet, which was renewed in 2015 for three years. The Company’s Mexican subsidiary leases office space in Oaxaca City, Oaxaca. The subsidiary entered into a ten year lease commencing January 1, 2012.

The Company’s known obligations at December 31, 2016, are set forth in the table below:

	Payments due by Period
	Total	2017	2018	2019	2020	2021 and Thereafter
	(in thousands)
Operating leases	$542	$163	$146	$87	$74	$72

11. Shareholders’ Equity

The Company declared and paid dividends of $1.7 million during the year ended December 31, 2016. During the year ended December 31, 2015, the Company declared dividends of $6.1 million and paid dividends of $6.5 million. During the year ended December 31, 2014, the Company declared and paid dividends of $6.5 million.

In 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. During 2016, 2015 and 2014, the Company did not repurchase any additional shares of common stock.

During the year ended December 31, 2016, the Company issued 130,169 shares as a partial payment on a property acquisition at Mina Gold and 2,000,000 shares as a partial payment for the acquisition of Walker Lane.  Please see Note 2.

12. Embedded Derivatives

The Company’s provisional concentrate sales contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the forward prices at the time of sale. The embedded derivative, which does not qualify for hedge accounting, is marked to market through operations each period prior to final settlement. Please see Note 17 for additional information.

The following table summarizes the Company’s unsettled sales contracts at December 31, 2016, with the quantities of metals under contract subject to final pricing occurring through February 2017:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	3,156	364,884	238	962	2,140
Average forward price	$1,232	$17.47	$5,269	$2,089	$2,623

13. Employee Benefits

401(k) Plan

Effective October 2012, the Company adopted a profit sharing plan (the “Plan”) which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 45% of their qualified wages, subject to the IRS annual maximums. Any matching contribution by the Company on behalf of the employee is immediately vested; the matching contribution expense amounted to $0.1 million in 2016, $0.2 million in 2015 and $0.1 million in 2014. The unfunded matching contribution obligation was nil for the year ended December 31, 2016.

14. Share-Based Compensation

The Company maintains the Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) that provides for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, performance share units and performance cash. The Incentive Plan was adopted in April 2016 and replaced the Amended and Restated Stock Option and Stock Grant Plan.

A total of 717,000 options with a term of 10 years were granted during the twelve months ended December 31, 2016, of which 168,000 vested immediately and the remainder vest over a three year period. A total of 188,803 RSUs were granted during the twelve months ended December 31, 2016, of which 26,739 vest within six months and the remainder vest over a three year period.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2016 and 2015 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2014	4,675,000	$9.63	5.9	$-
Granted	1,260,000	2.30	-	-
Exercised	-	-	-	-
Expired	(345,000)	12.66	-	-
Forfeited	(40,000)	12.44	-	-
Outstanding as of December 31, 2015	5,550,000	$7.75	5.10	$-
Granted	717,000	3.85	-	-
Exercised	(169,999)	2.30	-	-
Expired	-	-	-	-
Forfeited	(48,000)	3.16	-	-
Outstanding as of December 31, 2016	6,049,001	$7.48	5.36	$3,963

Vested and exercisable as of December 31, 2016	4,857,998	$8.56	4.46	$2,330

The weighted-average fair value of options granted during the years ended December 31, 2016, 2015, and 2014 was $1.96, $0.78 and $2.27, respectively. The total fair value of options vested during the years ended December 31, 2016, 2015 and 2014 was $1.3 million, $4.7 million and $5.5 million, respectively. The Company received $0.4 million in cash proceeds from options exercised during 2016.

The following table summarizes information about stock options outstanding at December 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.00 - $6.25	3,659,001	5.20	$3.30	2,467,998	$3.41
$6.25 -$12.5	830,000	5.59	$8.71	830,000	$8.71
$12.50 - $18.75	1,440,000	5.62	$16.31	1,440,000	$16.31
$18.75 - $25.00	120,000	5.68	$20.51	120,000	$20.51
	6,049,001	5.36	$7.48	4,857,998	$8.56

The fair value of stock option grants is amortized over the respective vesting period. Total stock-based compensation expense related to stock options for the years ended December 31, 2016, 2015 and 2014 was $1.0 million, $3.5 million and $5.0 million, respectively.

The assumptions used to determine the value of stock-based awards under the Black-Scholes-Merton method are summarized below:

	Year ended December 31,
	2016	2015	2014
Risk-free interest rate	0.87%	1.03%	0.69%
Dividend yield	0.46%	5.22%	1.63%
Expected volatility	62.74%	58.79%	53.63%
Expected life in years	5	5	5

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the year ended December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Nonvested as of December 31, 2015	-	$-	-	$-
Granted	188,803	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Forfeited	(7,065)	-	-	-
Nonvested as of December 31, 2016	181,738	$-	1.82	$791

The weighted-average fair value of RSUs granted during the year ended December 31, 2016, was $4.60, there were no RSUs granted in 2015 and 2014.

The fair value of RSUs is amortized over the respective vesting period. Total stock-based compensation expense related to RSUs for the year ended December 31, 2016, was $0.2 million; there was no expense in 2015 and 2014.

Share-Based Compensation Expense

Stock-based compensation expense has been allocated between production costs and general and administrative expense as follows:

	2016	2015	2014
	(in thousands)
Production costs	$186	$1,073	$2,182
General and administrative expenses	1,054	2,399	2,769
Total	$1,240	$3,472	$4,951

The estimated unrecognized stock-based compensation expense from unvested options and RSUs as of December 31, 2016 was approximately $1.1 million and $0.5 million, respectively, and is expected to be recognized over the remaining vesting periods of up to three years.

15. Other Income (Expense), Net

During the years ended December 31, 2016, 2015 and 2014, other income (expense) consisted of the following:

	2016	2015	2014
	(in thousands)
Unrealized currency exchange gain (loss)	$267	$256	$(1,109)
Realized currency exchange gain (loss)	261	(246)	279
Gain (loss) from gold and silver rounds/bullion, net (1)	411	(420)	(279)
Gain (loss) from investments, net (1)	348	(1,989)	702
Write down of materials and supplies inventory	(545)	-	-
Other income (expense), net	(182)	(67)	85
Total	$560	$(2,466)	$(322)

(1)

Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. During 2016, the Company sold its current investment in equity and realized a gain of $348.  For additional information regarding our fair value measurements and investments, please see Note 17.

16. Net Income per Common Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per share is calculated based on the assumption that stock options and RSUs outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period.

Stock options totaling 2.8 million, 4.3 million and 2.8 million as of December 31, 2016, 2015 and 2014, respectively, were excluded from the computation of diluted weighted average shares outstanding due to being anti-dilutive. The exercise price of those stock options exceeded the average market price of the Company’s common shares of $3.97, $2.83 $4.78 for the years ended December 31, 2016, 2015 and 2014, respectively.

The effect of potentially dilutive stock options and RSUs on the weighted average number of shares outstanding is as follows for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Net income	$4,387	$3,062	$15,036
Basic weighted average shares of common stock outstanding	55,140,237	54,186,547	54,119,095
Dilutive effect of stock-based awards	584,969	72,765	501,237
Diluted weighted average common shares outstanding	55,725,206	54,259,312	54,620,332
Net income per:
Basic share	$0.08	$0.06	$0.28
Diluted share	$0.08	$0.06	$0.28

17. Fair Value Measurement

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2016 and December 31, 2015:

	2016	2015	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$14,166	$12,822	Level 1
Gold and silver rounds/bullion	3,307	2,988	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	630	321	Level 2
Prepaid expenses and other current assets:
Current investments	-	400	Level 1
	$18,103	$16,531

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used in the dividend program which are valued using quoted market prices. Please see Note 3 for additional information. The Company’s current investments consisted of marketable equity securities which were valued using quoted market prices. The Company determined that it was not practicable to estimate the fair value of its non-current investment in equity securities of $0.2 million and as such, it is reported at cost.

Trade accounts receivable include amounts due to the Company for shipments of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. Please see Note 12 for additional information.

The Company’s current investments consist of marketable equity securities which are valued using quoted market prices for each security when available.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s consolidated statements of operations as shown in the following table:

	Year ended December 31,
	2016	2015	2014	Statement of Income Classification
	(in thousands)
Derivative gain (loss)	$473	$463	$(1,121)	Sales, net
Gold and silver rounds/bullion gain (loss)	$411	$(420)	$(279)	Other income (expense), net
Investment gain (loss)	$351	$(1,989)	$584	Other income (expense), net

18. Supplementary Cash Flow Information

During the years ended December 31, 2016, 2015, and 2014, other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows consisted of the following:

	2016	2015	2014
	(in thousands)
Unrealized (gain) loss on gold and silver rounds/bullion	$(411)	$420	279
Unrealized foreign currency exchange loss (gain)	(267)	(256)	1,109
Unrealized loss (gain) on equity investments	-	1,989	(702)
Realized (gain) on equity investments	(348)	-	-
Loss (gain) on disposition of fixed assets	578	144	(146)
Deferred charge	-	86	87
Increase (decrease) in reserve for inventory obsolescence	545	(125)	(437)
Other	201	616	(297)
Total other operating adjustments	$298	$2,874	$(107)

19. Quarterly Financial Data (Unaudited)

The following represents selected information from the unaudited quarterly consolidated statements of operations for the years ended December 31, 2016 and 2015:

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Sales, net	$17,403	$26,198	$21,367	$18,259
Mine gross profit	3,454	12,393	5,363	1,223
Operating income (loss)	772	10,081	2,455	(4,722)
Other loss	706	538	(74)	(610)
Net income (loss)	$797	$5,608	$1,594	$(3,612)
Net income (loss) per common share:
Basic	$0.01	$0.10	$0.03	$(0.06)
Diluted	$0.01	$0.10	$0.03	$(0.06)
Weighted average shares outstanding:
Basic	54,266,706	54,266,706	55,781,382	56,566,874
Diluted	54,266,706	54,670,594	57,597,392	57,732,284

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Sales, net	$28,372	$23,273	$19,437	$21,619
Mine gross profit	14,023	6,925	4,441	4,934
Operating income (loss)	9,580	1,643	(282)	1,978
Other (expense) income	(504)	(543)	(1,033)	(386)
Net income (loss)	$5,053	$812	$(469)	$(2,334)
Net income (loss) per common share:
Basic	$0.09	$0.01	$(0.01)	$(0.03)
Diluted	$0.09	$0.01	$(0.01)	$(0.03)
Weighted average shares outstanding:
Basic	54,179,369	54,179,369	54,179,369	54,186,547
Diluted	54,179,369	54,179,369	54,179,369	54,259,312

20. Subsequent Events

East Camp Douglas Property

On January 18, 2017, the Company acquired the East Camp Douglas property located in Mineral County, Nevada from Diversified Inholdings, LLC, for $2.0 million, which includes 186,568 shares of restricted common stock valued at $1.0 million and cash of $1.0 million. The property consists of patented and unpatented mining claims. Diversified Inholdings, LLC retained a net smelter return royalty (“NSR”) of 3% on the unpatented claims and fee lands and 1% on the patented claims. The patented claims have an existing 2% NSR to an unrelated third party.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 23, 2016, our Audit Committee dismissed KPMG LLP and engaged EKS&H LLLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2016. The audit reports of KPMG LLP on our consolidated financial statements as of and for the years December 31, 2015 and 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended December 31, 2015 and 2014, and in the interim period up to March 23, 2016, there were no (1) disagreements between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the consolidated financial statements for such years, or (2) “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended December 31, 2015 and 2014, and in the interim period up to March 23, 2016, we have not consulted with EKS&H LLLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by EKS&H LLLP to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (2) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting as of December 31, 2016, was effective.

EKS&H LLLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting which is included as part of Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders (“2017 Proxy Statement”) expected to be filed within 120 days after the end of our fiscal year ended December 31, 2016.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2017 Proxy Statement.

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

10.4	Gold Resource Corporation 2016 Equity Incentive Plan (incorporated by reference from our registration statement on Form S-8 filed on December 7, 2016, Exhibit 4.1, File No. 333-214958).

10.5*	Form of Stock Option Agreement.

10.6*	Form of RSU Agreement.

10.7

Office Lease between Don David Gold Mexico, S.A. de C.V. and Immobilaria & Construcciones Stipa S.A. de C.V. effective January 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.28, File No. 001-34857).

10.8

Contract Services Agreement between the Company and Richard Irvine dated February 16, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.27, File No. 001-34857).

10.9

Office Lease between the Company and Lincoln ASB Colorado Center LLC effective November 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.29, File No. 001-34857).

10.10

Amendment No. 1 to Office Lease between the Company and Lincoln ASB Colorado Center LLC dated August 26, 2015 (incorporated by reference from our annual report on Form 10-K filed March 9, 2016, Exhibit 10.19, File No. 001-34857).

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

10.13

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

10.15	Consulting Agreement between the Company and William Reid (incorporated by reference from our current report on Form 8-K filed on February 6, 2014, Exhibit 10.1, File No. 001-34857).

10.16

Amendment to Consulting Agreement between the Company and William Reid effective January 1, 2015 (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 10.20, File No. 001-34857).

10.17*	Purchase Contract 103-16CMX-232-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2016.

10.18*	Purchase Contract 203-16CMX-231-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2016.

10.19*	Purchase Contract 303-16CMX-230-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2016.

21*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of EKS&H, LLLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2016 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*  filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: February 28, 2017	/s/ Jason D. Reid
By: Jason D. Reid, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jason D. Reid	Chief Executive Officer, President and Director	February 28, 2017
Jason D. Reid	(Principal Executive Officer)

/s/ John A. Labate	Chief Financial Officer	February 28, 2017
John A. Labate	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors	February 28, 2017
Bill M. Conrad

/s/ Alex G. Morrison	Director	February 28, 2017
Alex Morrison

/s/ Gary C. Huber	Director	February 28, 2017
Gary C. Huber

EXHIBIT INDEX

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

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

10.4	Gold Resource Corporation 2016 Equity Incentive Plan (incorporated by reference from our registration statement on Form S-8 filed on December 7, 2016, Exhibit 4.1, File No. 333-214958).

10.5*	Form of Stock Option Agreement.

10.6*	Form of RSU Agreement.

10.7

Office Lease between Don David Gold Mexico, S.A. de C.V. and Immobilaria & Construcciones Stipa S.A. de C.V. effective January 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.28, File No. 001-34857).

10.8

Contract Services Agreement between the Company and Richard Irvine dated February 16, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.27, File No. 001-34857).

10.9

Office Lease between the Company and Lincoln ASB Colorado Center LLC effective November 1, 2012 (incorporated by reference from our annual report on Form 10-K filed March 18, 2013, Exhibit 10.29, File No. 001-34857).

10.10

Amendment No. 1 to Office Lease between the Company and Lincoln ASB Colorado Center LLC dated August 26, 2015 (incorporated by reference from our annual report on Form 10-K filed March 9, 2016, Exhibit 10.19, File No. 001-34857).

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

10.13

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

10.15	Consulting Agreement between the Company and William Reid (incorporated by reference from our current report on Form 8-K filed on February 6, 2014, Exhibit 10.1, File No. 001-34857).

10.16

Amendment to Consulting Agreement between the Company and William Reid effective January 1, 2015 (incorporated by reference from our annual report on Form 10-K filed on March 20, 2015, Exhibit 10.20, File No. 001-34857).

10.17*	Purchase Contract 103-16CMX-232-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2016.

10.18*	Purchase Contract 203-16CMX-231-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2016.

10.19*	Purchase Contract 303-16CMX-230-0-P between Don David Gold, S.A. de C.V. and Trafigura Mexico, S.A. de C.V. effective December 21, 2016.

21*	Subsidiaries of the Company.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of EKS&H, LLLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2016 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*  filed herewith