Form 10-Q
period 2017-03-31
GOLD RESOURCE CORP
filed 2017-05-02
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
			
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,839,823 shares of common stock outstanding as of May 1, 2017.

GOLD RESOURCE CORPORATION

FORM 10-Q

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other reports filed with the Securities and Exchange Commission and the exhibits filed or incorporated by reference therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,639	$14,166
Gold and silver rounds/bullion	3,687	3,307
Accounts receivable	1,759	630
Inventories	8,607	8,946
Income tax receivable	-	626
Prepaid expenses and other current assets	1,682	1,587
Total current assets	32,374	29,262
Property, plant and mine development, net	75,158	70,059
Deferred tax assets, net	16,230	17,580
Other non-current assets	970	1,542
Total assets	$124,732	$118,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,920	$5,383
Mining royalty taxes payable	496	2,033
Income tax payable	696	-
Accrued expenses and other current liabilities	1,816	1,526
Total current liabilities	9,928	8,942
Reclamation and remediation liabilities	2,669	2,425
Total liabilities	12,597	11,367
Shareholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized:
no shares issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized:
57,176,221 and 56,839,823 shares issued and outstanding, respectively, at March 31, 2017 and 56,903,272 and 56,566,874 shares issued and outstanding, respectively, at December 31, 2016	57	57
Additional paid-in capital	113,534	112,034
Retained earnings	5,599	2,040
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	112,135	107,076
Total liabilities and shareholders' equity	$124,732	$118,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2017	2016

Sales, net	$24,336	$17,403
Mine cost of sales:
Production costs	11,335	11,096
Depreciation and amortization	2,556	2,806
Reclamation and remediation	29	47
Total mine cost of sales	13,920	13,949
Mine gross profit	10,416	3,454
Costs and expenses:
General and administrative expenses	1,812	2,178
Exploration expenses	822	504
Total costs and expenses	2,634	2,682
Operating income	7,782	772
Other (expense) income, net	(464)	706
Income before income taxes	7,318	1,478
Provision for income taxes	2,942	681
Net income	$4,376	$797
Net income per common share:
Basic and Diluted	$0.08	$0.01
Weighted average shares outstanding:
Basic	56,796,751	54,266,706
Diluted	57,991,633	54,266,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance, December 31, 2015	54,603,104	$55	$96,766	$(948)	$(5,884)	$(1,171)	$88,818
Stock options exercised	169,999	-	391	-	-	-	391
Stock-based compensation	-	-	1,240	-	-	-	1,240
Dividends declared	-	-	(271)	(1,399)	-	-	(1,670)
Acquisitions	2,130,169	2	13,908	-	-	-	13,910
Net income	-	-	-	4,387	-	-	4,387
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076
Adjustment to beginning retained earnings as a result of adoption of ASU 2016-16	-	-	-	(533)	-	-	(533)
Stock-based compensation	-	-	200	-	-	-	200
Common stock issued for vested restricted stock units	26,739	-	-	-	-	-	-
Common stock issued for the acquisition of mineral rights	246,210	-	1,300	-	-	-	1,300
Dividends declared	-	-	-	(284)	-	-	(284)
Net income	-	-	-	4,376	-	-	4,376
Balance, March 31, 2017	57,176,221	$57	$113,534	$5,599	$(5,884)	$(1,171)	$112,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$4,376	$797
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	1,296	515
Depreciation, depletion and amortization	2,663	2,856
Stock-based compensation	200	418
Other operating adjustments	407	(608)
Changes in operating assets and liabilities:
Accounts receivable	(1,129)	(586)
Inventories	339	(566)
Prepaid expenses and other current assets	(151)	394
Accounts payable and other accrued liabilities	1,578	815
Mining royalty and income taxes payable/receivable	(578)	(331)
Other noncurrent assets	1	26
Net cash provided by operating activities	9,002	3,730
Cash flows from investing activities:
Capital expenditures	(6,062)	(5,687)
Proceeds from the sale of equity investments	-	163
Other investing activities	(78)	2
Net cash used in investing activities	(6,140)	(5,522)
Cash flows from financing activities:
Dividends paid	(284)	(271)
Repayment of capital leases	-	(424)
Net cash used in financing activities	(284)	(695)
Effect of exchange rate changes on cash and cash equivalents	(105)	(10)
Net increase (decrease) in cash and cash equivalents	2,473	(2,497)
Cash and cash equivalents at beginning of period	14,166	12,822
Cash and cash equivalents at end of period	$16,639	$10,325
Supplemental Cash Flow Information
Interest expense paid	$13	$8
Income and mining taxes paid	$1,348	$256
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$495	$(1,614)
Equipment purchased under capital lease	-	300
Common stock issued for the acquisition of mineral rights	$1,300	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

1. Basis of Preparation of Financial Statements

The interim Condensed Consolidated Financial Statements (“interim statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016. The year-end balance sheet data was derived from the audited financial statements.  Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2016-09—Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting. On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to improve the accounting for employee share-based payments. The standard affects all organizations that issue share-based payment awards to their employees and was part of the FASB’s Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this standard involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Because of the Company’s current valuation allowance position, the adoption of this guidance, effective January 1, 2017, did not result in an adjustment to retained earnings as of December 31, 2016.  Nor did it result in current tax expense or benefit related to vested stock-based awards for the three months ended March 31, 2017.  As a result, the Company did not exclude any excess tax benefits from the calculation of diluted earnings per share during the three months ended March 31, 2017, and there was no method change to the cash flow presentation as required by the guidance. Please see Note 5 for more information.

Accounting Standards Update 2016-16 – Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740).  In October 2016, the FASB issued guidance intended to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory by requiring an entity to recognize the income tax consequences when a transfer occurs, instead of when an asset is sold to an outside party. The amendments in this guidance should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is required to adopt this new standard on January 1, 2018, for its fiscal year 2018 and for interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. The Company elected to early adopt this guidance as of January 1, 2017 which resulted in the Company adjusting its deferred tax charge, previously reported in other long-term assets, to nil with the related offset to beginning retained earnings.

The net effect was a decrease of $0.5 million to other long-term assets and a corresponding decrease to beginning retained earnings.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The guidance will replace most existing revenue recognition guidance when it becomes effective. The new standard is effective for the Company in the first quarter of 2018 and early application is not permitted. The standard permits the use of either the retrospective or the cumulative effect transition method. The Company is currently in the process of evaluating the impact to its consolidated financial statements but does not anticipate any significant changes due to the implementation of this update, as there are no complex contractual arrangements with current customers, therefore, our current revenue recognition model is not expected to change.

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February 2016, the FASB issued a new standard regarding leases. Lessees will be required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company is currently in the process of evaluating the impact on its consolidated financial statements and disclosures.

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the three months ended March 31, 2017 and 2016, the Company purchased 64.3 ounces and nil ounces, respectively, of gold bullion. At March 31, 2017 and December 31, 2016, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2017		2016
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce)
Ounces	1,643	90,898	1,579	90,971
Per ounce	$1,245	$18.06	$1,159	$16.24
Total	$2,045	$1,642	$1,830	$1,477

4. Inventories

At March 31, 2017 and December 31, 2016, inventories consisted of the following:

	2017	2016
	(in thousands)
Stockpiles - underground mine	$82	$84
Stockpiles - open pit mine	18	288
Concentrates and doré	1,318	1,881
Materials and supplies (1)	7,189	6,693
Total	$8,607	$8,946

(1)Net of reserve for obsolescence of $637 at March 31, 2017 and December 31, 2016.

5. Income Taxes

The Company recorded income tax expense of $2.9 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

In 2015, the Mexican government approved a 2016 Federal Revenue Act that provides tax incentives, including tax credits on Mexican Excise Duty (a.k.a., IEPS), for the acquisition of combustible fossils to be used in productive processes. The Company’s Mexican operations utilize a significant amount of diesel fuel for power generation that qualifies for such tax credits. These tax credits can be applied against income taxes payable, as well as other income tax withholdings during the year. In the first three months of 2017, the Company recorded $0.7 million of fuel tax credits to offset production costs and were applied against the income tax payable.

The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of March 31, 2017. The impact of the planned annual dividends for 2017, net of foreign tax credits, is reflected in the estimated annual effective tax rate. The Company’s annualized effective rate differs from the statutory rate primarily due to dividends from our Mexican subsidiary as well as differences in statutory rates for income and mining taxes in Mexico.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are available for deduction. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2017, the Company believes it has sufficient positive evidence to conclude that its foreign deferred tax assets are more likely than not to be realized. However, the Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting the state deferred tax assets.

As a result of the adoption of ASU 2016-09 in the first quarter of 2017, excess tax benefits and tax deficiencies will be prospectively classified to the statement of operations instead of additional paid-in capital.  Upon adoption, the Company recorded a $4.2 million deferred tax asset related to previously unrecognized foreign tax credits but placed a valuation allowance against the full amount of the deferred tax asset due to the Company’s assessment of the realizability of these foreign tax credits.  Thus, no net impact to the financial statements was generated as a result of adoption of ASU 2016-09.  The Company's effective tax rate for the three months ended March 31, 2017 was not materially impacted by the adoption of ASU 2016-09.

As of March 31, 2017, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid a

6. Prepaid Expenses and Other Current Assets

At March 31, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	2017	2016
	(in thousands)
Advances to suppliers	$125	$122
Prepaid insurance	453	531
Vendor deposits	237	218
IVA taxes receivable	556	489
Other current assets	311	227
Total	$1,682	$1,587

7. Property, Plant and Mine Development, net

At March 31, 2017 and December 31, 2016, property, plant and mine development consisted of the following:

	2017	2016
	(in thousands)
Asset retirement costs	$637	$637
Construction-in-progress	811	586
Furniture and office equipment	1,604	1,580
Land	230	230
Light vehicles and other mobile equipment	1,938	1,914
Machinery and equipment	21,709	20,293
Mill facilities and infrastructure	9,643	9,643
Mineral interests and mineral rights	21,813	19,413
Mine development	46,543	42,951
Software and licenses	1,626	1,624
Subtotal (1)	106,554	98,871
Accumulated depletion, depreciation and amortization	(31,396)	(28,812)
Total	$75,158	$70,059

(1)	Includes accrued capital expenditures of $0.5 million and nil at March 31, 2017 and December 31, 2016, respectively.

The Company recorded depletion, depreciation and amortization expense of $2.7 million and $2.9 million for the three months ended March 31, 2017 and 2016, respectively.

8. Accrued Expenses and Other Current Liabilities

At March 31, 2017 and December 31, 2016, accrued expenses and other current liabilities consisted of the following:

	2017	2016
	(in thousands)
Accrued insurance	$173	$381
Accrued royalty payments	1,539	1,043
Dividends payable	94	94
Other payables	10	8
Total	$1,816	$1,526

9. Reclamation and Remediation

The Company’s reclamation and remediation obligations primarily relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2017 and the twelve months ended December 31, 2016:

	2017	2016
	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,907	$2,192
Changes in estimate	-	82
Foreign currency exchange loss (gain)	181	(367)
Reclamation liabilities – balance at end of period	2,088	1,907

Asset retirement obligation – balance at beginning of period	518	623
Changes in estimate	-	(21)
Accretion expense	11	23
Foreign currency exchange loss (gain)	52	(107)
Asset retirement obligation – balance at end of period	581	518
Total period end balance	$2,669	$2,425

10. Commitments and Contingencies

During the three months ended March 31, 2017, the Company entered into cancellable equipment purchase agreements totaling $3.9 million.  The contracts require payments during the equipment construction period and the Company is required to reimburse the vendor for all costs up to the cancellation date, if cancelled.  The Company expects to take possession of the equipment during 2017 and as of March 31, 2017, the Company had made advance payments of $0.4 million.

11. Shareholders’ Equity

The Company declared and paid $0.3 million of dividends during the three months ended March 31, 2017 and 2016, respectively. On April 26, 2017, the Board of Directors declared a dividend on common stock totaling $0.1 million payable in May 2017.

On January 6, 2017, the Company issued 59,642 shares of restricted common stock as partial consideration for additional mineral rights for its Isabella Pearl project. At the time of issuance, the shares were valued at $5.03 per share, for an aggregate value of $0.3 million.

On January 17, 2017, the Company issued 186,568 shares of restricted common stock as partial consideration for mineral rights at the East Camp Douglas property.  At the time of issuance, the shares were valued at $5.36 per share, for an aggregate value of $1.0 million.

12. Equity Incentive Plans

The Company maintains an Equity Incentive Plan (“Incentive Plan”) that provides for the issuance of up to 5 million shares of common stock (plus additional shares that are terminated or forfeited under the previous equity plan) in the form of stock-based awards. The Incentive Plan was adopted in April 2016 and became effective in June 2016 and replaced the Amended and Restated Stock Option and Stock Grant Plan.

During the quarter ended March 31, 2017, a total of 26,739 restricted stock units (“RSUs”) vested and were issued with an intrinsic value and a fair value of $0.1 million.  No RSUs vested during the three months ended March 31, 2016.

Stock-based compensation expense for stock options and restricted stock units is as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Stock options	$53	$418
Restricted stock units	147	-
Total	$200	$418

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Production costs	$14	$102
General and administrative expenses	179	316
Exploration expense	7	-
Total	$200	$418

13. Embedded Derivatives

Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not been settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable with a corresponding offset in net sales as of each reporting date.  Please see Note 16 for additional information.

The following table summarizes the Company’s unsettled sales contracts at March 31, 2017 with the quantities of metals under contract subject to final pricing occurring through May 2017:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	6,917	516,340	330	900	3,281
Average forward price	$1,208	$17.19	$5,748	$2,266	$2,749

14. Other (Expense) Income, Net

Other (expense) income, net, consisted of the following:

	Three months ended March 31,
	2017	2016
	(in thousands)
Unrealized currency exchange loss	$(598)	$(88)
Realized currency exchange (loss) gain	(64)	142
Gain from gold and silver rounds/bullion, net (1)	302	426
Unrealized gain from investments, net (1)	-	364
Loss on disposal of fixed assets	(93)	(60)
Other expense	(11)	(78)
Total	$(464)	$706

(1)

Gains and losses due to changes in the fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the fair value measurements and investments, please see Note 16.

15. Net Income per Common Share

Basic earnings per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All the Company’s restricted stock units are considered to be dilutive.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in income per common share are included in the calculation. Options to purchase 2.8 million and 5.8 million shares of common stock at weighted average exercise prices of $9.77 and $7.82 were outstanding at March 31, 2017 and 2016, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Net income per common share is as follows:

	Three months ended March 31,
	2017	2016

Net income (in thousands)	$4,376	$797
Basic weighted average shares of common stock outstanding	56,796,751	54,266,706
Dilutive effect of stock-based awards	1,194,882	-
Diluted weighted average common shares outstanding	57,991,633	54,266,706
Net income per common share:
Basic and Diluted	$0.08	$0.01

16. Fair Value Measurement

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	2017	2016	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$16,639	$14,166	Level 1
Gold and silver rounds/bullion	3,687	3,307	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	1,759	630	Level 2
	$22,085	$18,103

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 3 for additional information. The Company determined that it was not practicable to estimate the fair value of its non-current investment in equity securities of $0.2 million and as such, it is reported at cost.

Trade accounts receivable include amounts due to the Company for shipments of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not been settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. Please see Note 13 for additional information.

17. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows for the three months ended March 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)
Unrealized gain on gold and silver rounds/bullion	$(304)	$(426)
Unrealized foreign currency exchange loss	598	88
Unrealized gain on investments	-	(364)
Loss on disposition of fixed assets	93	79
Other	20	15
Total other operating adjustments	$407	$(608)

.

18. Segment Reporting

The Company has organized its operations into two geographic regions. The geographic regions include Oaxaca, Mexico and Nevada, U.S.A. and represent the Company’s operating segments. During the quarter ended March 31, 2017, the Company began to make decisions about resources to be allocated to the operating segments. As a result, these operating segments represent the Company’s reportable segments. The prior periods have been conformed to reflect the change in presentation.  The Company’s business activities that are not considered operating segments are included in Corporate and Other.

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended March 31, 2017
Revenue	$24,336	$-	$-	$24,336
Exploration expense	378	404	40	822
Capital expenditures (1)	5,057	2,794	6	7,857

(1)	Includes an increase in accrued capital expenditures of $495 and non-cash additions of $1,300; consolidated capital expenditures on a cash basis were $6,062.

	Mexico		Nevada		Corporate and Other	Consolidated
Three months ended March 31, 2016
Revenue	$17,403	$		$		$17,403
Exploration expense	397		83		24	504
Capital expenditures (2)	4,260		-		113	4,373

(2)	Includes a decrease in accrued capital expenditures of $1,614 and non-cash addition of $300; consolidated capital expenditures on a cash basis were $5,687.

Asset balances, excluding intercompany balances at March 31, 2017 and December 31, 2016 are as follows:

	2017	2016
	(in thousands)
Mexico	$85,059	$79,677
Nevada	18,008	15,122
Corporate and Other	21,665	23,644
Consolidated	$124,732	$118,443

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2017 and compares those results to the three months ended March 31, 2016.  It also analyzes our financial condition at March 31, 2017 and compares it to our financial condition at December 31, 2016. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2016 contained in our annual report on Form 10-K for the year ended December 31, 2016.

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

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila Project and development of the new Mirador Mine on the Alta Gracia Project within our Oaxaca Mining Unit. Our processing facilities at the Aguila Project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc. Additionally, we are focused on the exploration of our Nevada properties, including our Isabella Pearl Project which is in advanced stages of engineering and permitting.

In our financial statements, we report the sale of precious metals and base metals as revenue and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the primary driver of our economic decisions and believe that base metals are secondary products.

Precious metal gold equivalent, used periodically throughout this discussion, is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period. The gold and silver average prices used to determine the gold to silver average price ratio are the actual metal prices realized from sales of our gold and silver. Please see the section titled Non-GAAP Measures below for additional information concerning cash cost per ounce measures.

Highlights for the first quarter of 2017 are included below and discussed further in our Results of Operations.

Highlights

•	We reported working capital of $22.4 million at the end of the quarter;
•	Our cash balance increased $2.5 million to $16.6 million at the end of the quarter;
•	We reported net income of $4.4 million or $.08 per share;
•	We acquired the East Camp Douglas property within the Walker Lane Mineral Belt;
•	We acquired additional Isabella Pearl Project mining claims, consolidating our position in that region;
•	We increased proven and probable reserves which replaced 2016 production and added approximately one additional year of mine life to the Arista underground mine;
•	We extended the Arista mine Switchback vein system by more than 275 meters;
•	Total cash cost per precious metal gold equivalent ounce sold was $263;
•	Total all-in sustaining cost per precious metal gold equivalent ounce sold was $744.

Property Acquisitions

Isabella Pearl Mining Claims: On January 6, 2017, we acquired 153 additional mining claims located in Mineral County, Nevada to consolidate the mineralized area surrounding our Isabella Pearl Project.

East Camp Douglas: On January 17, 2017, we purchased the East Camp Douglas property located in Mineral County, Nevada.  The property covers an area of approximately 5,300 acres consisting of 277 unpatented claims, 12 patented claims, and an additional 200 acres of fee land.  The location of the property is in close proximity to our other Nevada properties.  This acquisition dramatically increased the size of our land holding in our Nevada Mining Unit.

Exploration and Development Activities

Exploration activities are performed on our portfolio of exploration properties in Oaxaca, Mexico and Nevada, U.S.A. All of the properties that make up our Oaxaca Mining Unit are located along what is known as the San Jose structural corridor, which runs north 70 degrees west. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca. Our Nevada Mining Unit properties are in close proximity to each other as well as other major gold deposits in the Walker Lane Mineral Belt which are known for their significant and high-grade gold-silver production from historic mines.

Oaxaca Mining Unit, Mexico

Proven and Probable Reserves: During the first quarter of 2017, we announced our updated Proven and Probable (“P&P”) Reserve report as of December 31, 2016.  Oaxaca Mining Unit P&P estimated Reserves of gold and silver increased by 31% and 17% respectively.  P&P totaled 1,891,500 tonnes grading 2.75 grams per tonne (“g/t”) gold and 165 g/t silver, equating to 167,300 gold ounces and 10,009,300 silver ounces.  The P&P Reserve report also includes significant base metals from the Arista Mine consisting of 5,543 tonnes (12.2 million pounds) of copper grading 0.3%, 24,020 tonnes (53.0 million pounds) of lead grading 1.3% and 66,517 tonnes (146.6 million pounds) of zinc grading 3.6%.  In addition to the P&P Reserves, mineralized material was identified (please refer to the P&P Reserve report on the Company website for more information).  Tonnes mined during the prior year were replaced and approximately one year of mine life was added.

The Aguila Project: Our mine development during the first quarter of 2017 focused on development and ore extraction from the Arista Vein system as well as ongoing Switchback mine development for future bulk tonnage mining in that area of the mine. Exploration activities during the quarter at the Aguila Project focused on underground exploration drilling at the Arista Mine’s Arista and Switchback vein systems. The Switchback drilling program continued to target further expansion and delineation of the multiple high-grade parallel veins.  The Switchback strike length has expanded to over 575 meters, a 275 meter expansion during the first quarter of 2017, with results adding to reserve definition, expansion and Arista Mine plan optimization.  The Switchback vein system remains open on strike and vertical extent.  Eleven underground diamond drill holes totaling 3,180 meters were completed at the Aguila Project during the first quarter of 2017.

Alta Gracia property: Mirador Mine development and access to previously identified mineralization at Alta Gracia continued during the first quarter of 2017. Our utilization of a mine contractor for Alta Gracia’s Mirador Mine development was met with unacceptable and delayed results and we have since brought the Mirador Mine development in-house.  In addition, 20 surface exploration diamond drill holes totaling 5,496 meters were completed at Alta Gracia during the first quarter.  These holes mainly targeted extensions of ore shoots on known veins, such as Huaje and Victoria, that were historically mined on a small-scale.

Nevada Mining Unit, U.S.A.

Isabella Pearl Project: During the first quarter, we completed and re-submitted the Plan of Operations which will be incorporated into the Environmental Assessment for project production permitting. Our goal is to advance the project into production at the earliest possible date, subject to permit timing and funding.  We are targeting the production of gold doré from a potential open pit heap leach operation.  We commenced a four-hole reverse circulation condemnation drilling program in the proposed heap leach area during the first quarter of 2017. We are awaiting Nevada Department of Environmental Protection and the Bureau of Land Management regulatory permit approvals to move the project forward.

Mina Gold property: Exploration surface drilling during 2016 intercepted surface and near surface high-grade gold.  These results were reviewed together with historical geological, exploration and mining data on the Mina Gold property during the first quarter of 2017. Follow-up reverse circulation drilling, environmental baseline studies and a preliminary engineering evaluation are targeted for the Mina Gold property during the remainder of 2017.

Gold Mesa property: Reverse circulation drilling resumed at Gold Mesa during March 2017. The program is targeted to extend several of the areas of surface gold mineralization discovered during 2016.  Nine holes totaling 205 meters were completed at Gold Mesa during the first quarter of 2017.

Results of Operations

The following table summarizes our results of operations for quarter:

	Three months ended March 31,
	2017	2016
	(in thousands)
Sales, net	$24,336	$17,403
Mine gross profit	10,416	3,454
Operating income	7,782	772
Other (expense) income	(464)	706
Income before income taxes	7,318	1,478
Provision for income taxes	2,942	681
Net income	$4,376	$797

Sales, net

Metal sales of $24.3 million for the first quarter of 2017 increased by $6.9 million, or 40%, when compared to the same period in 2016. Our increased net sales were due to stronger market prices for precious and base metals and lower treatment charges as a result of more favorable contract terms. For the three months ended March 31, 2017, average realized prices for metals increased from the same period in 2016 as follows: gold by 1% to $1,215 per ounce, silver by 20% to $17.29 per ounce, copper by 42% to $5,871 per tonne, lead by 30% to $2,351 per tonne, and zinc by 65% to $2,839 per tonne.

Please see the Production and Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

For the first quarter of 2017, gold production increased 4% to 6,747 ounces, while silver production decreased 1% to 427,890 ounces over the same period in 2016. Production during the first quarter of 2017 was impacted by higher grades processed, when compared to the same period in 2016.

In the quarter, Arista vein system high grade ore was supplemented with 28,721 tonnes of ore from the Aguila open pit.  The open pit ore is primarily gold, negligible silver and no base metals.  The development of the Switchback vein system continued on schedule with 607 linear meters completed in the first quarter of 2017.  For 2017, we plan to rely on the Arista vein system as the primary ore source, Alta Gracia’s mineralization as a secondary ore source, open pit ore as a third, and Switchback development ore as a fourth. In 2018, we plan to start mining at Switchback with long hole open stopes and/or cut and fill techniques.  We expect to have approximately one year of Switchback mine development in place prior to commencing bulk mining methods and could provide production mining optionality to an extent that we have not previously experienced.

During the quarter ended March 31, 2017, we processed 1,206 ore tonnes per day compared to 1,301 ore tonnes per day for the same period in 2016, representing a decrease of 7%. The decrease is partially attributable to the production stoppage during the first quarter of 2017 for additional safety training at the mine.  The Aguila Mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the mine to a point where ore extraction can consistently achieve target capacity while meeting grade and dilution parameters.

On a precious metal gold equivalent basis, our mill production totaled 12,837 ounces for the first quarter of 2017 compared to 11,669 ounces for same period of 2016. Please see the Production and Sales Statistics table below for additional information regarding our mineral production statistics.

During the three months ended March 31, 2017, we sold 7,133 gold ounces and 420,236 silver ounces at a total cash cost per ounce, after by-product credits, of $263. The decrease in cash cost per ounce of $404 from the same period in 2016 is primarily attributable to stronger by-product metal prices and the mining of higher grade material in 2017.  Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Production and Sales Statistics table summarizes certain information about our mining operations for the quarter:

	Three months ended March 31,
	2017	2016
Milled
Tonnes Milled (1)	101,330	113,145
Tonnes Milled per Day (2)	1,206	1,301
Grade
Average Gold Grade (g/t)	2.42	1.99
Average Silver Grade (g/t)	143	131
Average Copper Grade (%)	0.28	0.29
Average Lead Grade (%)	1.16	1.06
Average Zinc Grade (%)	3.07	3.43
Recoveries
Average Gold Recovery (%)	86	89
Average Silver Recovery (%)	92	91
Average Copper Recovery (%)	78	74
Average Lead Recovery (%)	76	70
Average Zinc Recovery (%)	85	84
Mill production (before payable metal deductions) (3)
Gold (ozs.)	6,747	6,463
Silver (ozs.)	427,890	434,142
Copper (tonnes)	220	244
Lead (tonnes)	927	838
Zinc (tonnes)	2,644	3,261
Payable metal sold
Gold (ozs.)	7,133	6,215
Silver (ozs.)	420,236	378,794
Copper (tonnes)	225	220
Lead (tonnes)	839	762
Zinc (tonnes)	2,149	2,599
Average metal prices realized (4)
Gold ($ per oz.)	1,215	1,199
Silver ($ per oz.)	17.29	14.38
Copper ($ per tonne)	5,871	4,146
Lead ($ per tonne)	2,351	1,807
Zinc ($ per tonne)	2,839	1,717
Precious metal gold equivalent ounces produced (mill production) (3)
Gold Ounces	6,747	6,463
Gold Equivalent Ounces from Silver	6,090	5,206
Total Precious Metal Gold Equivalent Ounces	12,837	11,669
Precious metal gold equivalent ounces sold
Gold Ounces	7,133	6,215
Gold Equivalent Ounces from Silver	5,981	4,542
Total Precious Metal Gold Equivalent Ounces	13,114	10,757
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (5)	$980	$1,295
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (5)	$263	$667
Total all-in sustaining cost per precious metal gold equivalent ounce sold (5)	$744	$1,307
Total all-in cost per precious metal gold equivalent ounce sold (5)	$920	$1,445

(1)	For the first quarter of 2017 and 2016, this includes 28,721 and 16,697 tonnes, respectively of open pit ore.
(2)	Based on actual days the mill operated during the period.
(3)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. Payable metal deduction quantities are defined in our contracts with the buyer of our concentrates and represent an estimate of metal contained in the concentrates produced at our mill which the buyer cannot recover through the smelting process. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates that are shipped, and those contained metal estimates are derived from sampling methods and assaying throughout the mill production process. We monitor these differences to ensure that precious metal mill production quantities are materially correct.

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

Other Financial Results

Mine gross profit. For the quarter ended March 31, 2017, mine gross profit increased by $7.0 million or by 202%, compared to the same period in 2016. The first quarter of 2017 gross profit increase was due to increased metals grades and metal prices, as well as reduced treatment and refining costs.

General and administrative expenses. For the quarter ended March 31, 2017, general and administrative expenses totaled $1.8 million, compared to $2.2 million for the same period in 2016.  The $0.4 million decrease was due to a decrease in stock-based compensation expense, lower IT support costs, and lower audit fees.

Exploration expenses. For the quarter ended March 31, 2017, exploration expenses totaled $0.8 million as compared to $0.5 million in the same quarter in 2016.  The $0.3 million increase was a result of increased exploration spending at our Isabella Pearl property.

Other (expense) income.  For the quarter ended March 31, 2017, we recorded other expense of $0.5 million compared to other income of $0.7 million during the same period of 2016. The $1.2 million change in the first quarter of 2017 was a result of increased foreign exchange losses and a decrease in unrealized gains on investments.

Provision for income taxes.  Provision for income taxes increased to $2.9 million for the first quarter of 2017, as compared to $0.7 million for the same period in 2016.  The increase in taxes is commensurate with our increase in income for the first quarter of 2017 compared to the same periods in 2016. Please see Note 5 to the Condensed Consolidated Financial Statements for additional information.

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

Total cash cost before by-product credits includes all direct and indirect production costs related to our production of metals (including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and site general and administrative costs) less stock-based compensation allocated to production costs plus treatment and refining costs.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2017	2016
	(in thousands)
Total cash cost after by-product credits	$3,449	$7,173
Treatment and refining charges	(1,525)	(2,931)
By-product credits	9,397	6,752
Depreciation, depletion and amortization	2,556	2,806
Reclamation and remediation	29	47
Stock-based compensation allocated to production costs	14	102
Total mine cost of sales	$13,920	$13,949

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended March 31,
	2017	2016
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$12,846	$13,925
By-product credits (2)	(9,397)	(6,752)
Total cash cost after by-product credits	3,449	7,173
Sustaining capital expenditures	4,572	4,710
General and administrative expenses (3)	1,734	2,173
Total all-in sustaining cost	9,755	14,056
Non-sustaining capital expenditures	1,490	977
Non-sustaining exploration expense	822	504
Total all-in cost	$12,067	$15,537

Precious metal gold equivalent ounces sold (4)	13,114	10,757

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$980	$1,295
By-product credits per precious metal gold equivalent ounces sold	(717)	(628)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	263	667
Other sustaining expenditures per precious metal gold equivalent ounces sold	481	640
Total all-in sustaining cost per precious metal gold equivalent ounce sold	744	1,307
Non-sustaining expenditures per precious metal gold equivalent ounce sold	176	138
Total all-in cost per precious metal gold equivalent ounce sold	$920	$1,445

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Less administrative depreciation costs of $78 and $5 for the first quarter of 2017 and 2016, respectively.
(4)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended March 31,
	2017	2016
	(in thousands)
By-product credits by dollar value:
Copper sales	$1,324	$913
Lead sales	1,974	1,378
Zinc sales	6,099	4,461
Total sales from by-products	$9,397	$6,752

	Three months ended March 31,
	2017	2016
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$101	$85
Lead sales	151	128
Zinc sales	465	415
Total by-product precious metal gold ounces sold	$717	$628

Liquidity and Capital Resources

Our liquidity improved during the first three months of 2017. As of March 31, 2017, we had working capital of $22.4 million, consisting of current assets of $32.3 million and current liabilities of $9.9 million. This represents an increase of $2.1 million from the working capital balance of $20.3 million at December 31, 2016. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents increased $2.5 million to $16.6 million during the first three months of 2017.

Net cash provided by operating activities of $9.0 million increased $5.3 million for the first three months of 2017 compared to the same period in 2016, primarily due to the increase in net income.

Net cash used in investing activities of $6.1 million increased $0.6 million for the first three months of 2017 compared to the same period in 2016 due to the purchase of additional mineral rights in our Nevada Mining Unit.

Net cash used in financing activities decreased $0.4 million for the first three months of 2017 compared to the same period in 2016 primarily due to the repayment of capital leases which occurred in 2016.  No such payments were made in 2017.

We believe that our liquidity and capital resources are adequate to fund our operations for the foreseeable future.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

Contractual Obligations

For our known obligations at March 31, 2017, please see Note 10 to the Condensed Consolidated Financial Statements.

Critical Accounting Estimates

There have been no changes in our critical accounting estimates since December 31, 2016.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•	statements about our future exploration, permitting, and plans for development of our properties;
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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2016 and the following:

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

We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks includes, but is not limited to, the following risks: changes in commodity prices, foreign currency exchange rates, provisional sales contract risks, equity price risks and foreign country risk. We do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

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

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus affecting our operating results. Alternatively, when the value of the peso drops in relation to the US Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms.  These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the average forward prices at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and the marked-to-market adjustments are recorded in net sales each period prior to final settlement. Please see Note 13 to the Condensed Consolidated Financial Statements for additional information.

Equity Price Risk

We have in the past sought and may in the future seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

Foreign Country Risk

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

There were no changes that occurred during the first three months of 2017 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(a)

On January 9, 2017, we acquired real property in Nevada from Ely Gold and Minerals Inc. (a publicly traded corporation organized under the provincial laws of British Columbia), in exchange for 59,642 shares of common stock as partial consideration. At the time of issuance, the shares were valued at $5.03 per share, for an aggregate value of $0.3 million.

On January 18, 2017, we acquired real property in Nevada from Diversified Inholdings, LLC, in exchange for 186,568 shares of common stock as partial consideration. At the time of issuance, the shares were valued at $5.36 per share, for an aggregate value of $1 million.

We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act in connection with these transactions.

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

(b)

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the first three months of 2017 we did not repurchase any shares of our common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: May 2, 2017		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: May 2, 2017		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the SEC shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.