Form 10-Q
period 2017-06-30
GOLD RESOURCE CORP
filed 2017-08-01
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,839,823 shares of common stock outstanding as of July 31, 2017.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,410	$14,166
Gold and silver rounds/bullion	3,644	3,307
Accounts receivable	1,276	630
Inventories, net	9,995	8,946
Income tax receivable	475	626
Prepaid expenses and other current assets	2,084	1,587
Total current assets	33,884	29,262
Property, plant and mine development, net	79,498	70,059
Deferred tax assets, net	16,407	17,580
Other non-current assets	947	1,542
Total assets	$130,736	$118,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,796	$5,383
Mining royalty taxes payable	977	2,033
Accrued expenses and other current liabilities	2,243	1,526
Total current liabilities	15,016	8,942
Reclamation and remediation liabilities	2,812	2,425
Other non-current liabilities	10	-
Total liabilities	17,838	11,367
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
56,839,823 and 56,566,874 shares outstanding at June 30, 2017 and December 31, 2016, respectively	57	57
Additional paid-in capital	113,717	112,034
Retained earnings	6,179	2,040
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	112,898	107,076
Total liabilities and shareholders' equity	$130,736	$118,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Sales, net	$21,391	$26,198	$45,727	$43,601
Mine cost of sales:
Production costs	12,177	10,707	23,512	21,803
Depreciation and amortization	3,953	3,054	6,509	5,860
Reclamation and remediation	35	44	64	91
Total mine cost of sales	16,165	13,805	30,085	27,754
Mine gross profit	5,226	12,393	15,642	15,847
Costs and expenses:
General and administrative expenses	1,675	1,670	3,487	3,848
Exploration expenses	1,136	642	1,958	1,146
Other expense (income), net	609	(538)	1,073	(1,244)
Total costs and expenses	3,420	1,774	6,518	3,750
Income before income taxes	1,806	10,619	9,124	12,097
Provision for income taxes	942	5,011	3,884	5,692
Net income	$864	$5,608	$5,240	$6,405
Net income per common share:
Basic and Diluted	$0.02	$0.10	$0.09	$0.12
Weighted average shares outstanding:
Basic	56,839,823	54,266,706	56,818,406	54,266,706
Diluted	57,375,938	54,670,594	57,744,817	54,372,705

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share and per share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2015	54,603,104	$55	$96,766	$(948)	$(5,884)	$(1,171)	$88,818
Stock options exercised	169,999	-	391	-	-	-	391
Stock-based compensation	-	-	1,240	-	-	-	1,240
Dividends declared	-	-	(271)	(1,399)	-	-	(1,670)
Acquisitions	2,130,169	2	13,908	-	-	-	13,910
Net income	-	-	-	4,387	-	-	4,387
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076
Adjustment to beginning retained earnings as a result of adoption of ASU 2016-16	-	-	-	(533)	-	-	(533)
Stock-based compensation	-	-	383	-	-	-	383
Common stock issued for vested restricted stock units	26,739	-	-	-	-	-	-
Common stock issued for the acquisition of mineral rights	246,210	-	1,300	-	-	-	1,300
Dividends declared	-	-	-	(568)	-	-	(568)
Net income	-	-	-	5,240	-	-	5,240
Balance, June 30, 2017 (unaudited)	57,176,221	$57	$113,717	$6,179	$(5,884)	$(1,171)	$112,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$5,240	$6,405
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	1,097	1,623
Depreciation and amortization	6,727	6,029
Stock-based compensation	383	486
Other operating adjustments	148	(713)
Changes in operating assets and liabilities:
Accounts receivable	(646)	(1,724)
Inventories	(1,049)	(1,404)
Prepaid expenses and other current assets	1,086	122
Accounts payable and other accrued liabilities	2,324	(1,571)
Mining royalty and income taxes payable/receivable	(1,316)	2,256
Other noncurrent assets	25	41
Net cash provided by operating activities	14,019	11,550
Cash flows from investing activities:
Capital expenditures	(10,818)	(10,276)
Proceeds from the sale of equity investments	-	324
Other investing activities	(187)	3
Net cash used in investing activities	(11,005)	(9,949)
Cash flows from financing activities:
Dividends paid	(568)	(543)
Repayment of capital leases	(1)	(606)
Net cash used in financing activities	(569)	(1,149)
Effect of exchange rate changes on cash and cash equivalents	(201)	(10)
Net increase in cash and cash equivalents	2,244	442
Cash and cash equivalents at beginning of period	14,166	12,822
Cash and cash equivalents at end of period	$16,410	$13,264
Supplemental Cash Flow Information
Income and mining taxes paid	$2,369	$256
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$4,328	$(2,769)
Equipment purchased under capital lease	21	300
Common stock issued for the acquisition of mineral rights	$1,300	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

1. Basis of Preparation of Financial Statements

The interim Condensed Consolidated Financial Statements (“interim statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements.  Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2016-09—Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting. On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to improve the accounting for employee share-based payments. The standard affects all organizations that issue share-based payment awards to their employees and was part of the FASB’s Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this standard involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Because of the Company’s current valuation allowance position, the adoption of this guidance, effective January 1, 2017, did not result in an adjustment to retained earnings as of December 31, 2016.  Nor did it result in current tax expense or benefit related to vested stock-based awards for the six months ended June 30, 2017.  As a result, the Company did not exclude any excess tax benefits from the calculation of diluted earnings per share during the six months ended June 30, 2017, and there was no method change to the cash flow presentation as required by the guidance. Please see Note 5 for more information.

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

Recently Issued Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the FASB issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively.  The guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

The Company has performed an assessment of the revised guidance and the impacts on the Company’s Consolidated Financial Statements and disclosures. The Company has completed the review of all contracts and determined that the adoption of this guidance will not impact the timing of revenue recognition based on the Company’s determination of when control is transferred. Currently, revenue is recognized for contracts upon delivery of material to the customer and will not change under the new guidance.

The Company furthered its evaluation of variable consideration for concentrate sales related to the variable nature of the price and metal quantity. Based on its current analysis, the estimate of revenue recognized for concentrates will remain unchanged as sales will initially be recorded on a provisional basis based on the forward prices for the estimated month of settlement and the Company’s estimated metal quantities delivered based on weighing and assay data. The Company believes changes in the underlying weight and metal content are not significant to the sale as a whole and therefore do not preclude the recognition of revenue upon transfer of control.

Additionally, the Company completed its evaluation of the impacts of refining fee classification.  The Company also determined that revenue will be recognized, net of treatment and refining charges when these payments are made to customers. This classification remains unchanged from current practice.

The Company will adopt the new guidance effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Company currently anticipates adopting the guidance retrospectively with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018. As there are no changes to the Company’s current revenue recognition model, no changes will be made to prior period amounts or related prior period disclosures.

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February 2016, the FASB issued a new standard regarding leases. Lessees will be required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements and disclosures.

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the six months ended June 30, 2017 and 2016, the Company purchased 151.55 ounces and nil ounces, respectively, of gold bullion. At June 30, 2017 and December 31, 2016, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2017		2016
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce)
Ounces	1,730	90,763	1,579	90,971
Per ounce	$1,242	$16.47	$1,159	$16.24
Total	$2,149	$1,495	$1,830	$1,477

4. Inventories, net

At June 30, 2017 and December 31, 2016, inventories, net consisted of the following:

	2017	2016
	(in thousands)
Stockpiles - underground mine	$424	$84
Stockpiles - open pit mine	82	288
Concentrates and doré	2,673	1,881
Materials and supplies (1)	6,816	6,693
Total	$9,995	$8,946

(1)	Net of reserve for obsolescence of $637 at June 30, 2017 and December 31, 2016.

5. Income Taxes

The Company recorded income tax expense of $0.9 million and $3.9 million for the three and six months ended June 30, 2017.  During the three and six months ended June 30, 2016, the Company recorded income tax expense of $5.0 million and $5.7 million, respectively.

In 2015, the Mexican government approved a 2016 Federal Revenue Act that provides tax incentives, including tax credits on Mexican Excise Duty (a.k.a., IEPS), for the acquisition of combustible fossil fuels to be used in productive processes. The Company’s Mexican operations utilize a significant amount of diesel fuel for power generation that qualifies for such tax credits. These tax credits can be applied against income taxes payable, as well as other income tax withholdings during the year. In the three and six months ended June 30, 2017, the Company recorded $0.9 million and $1.6 million of fuel tax credits to offset production costs and such credits were applied against the income tax payable.

The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of June 30, 2017. The impact of the planned annual dividends for 2017, net of foreign tax credits, is reflected in the estimated annual effective tax rate. The Company’s annualized effective rate differs from the statutory rate primarily due to planned annual dividends from our Mexican subsidiary as well as differences in statutory rates for income and mining taxes in Mexico.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are available for deduction. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Except as noted in the following paragraph, as of June 30, 2017, the Company believes it has sufficient positive evidence to conclude that its federal and foreign deferred tax assets are more likely than not to be realized. The Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting its state deferred tax assets.

As a result of the adoption of ASU 2016-09 in the first quarter of 2017, excess tax benefits and tax deficiencies will be prospectively classified to the statement of operations instead of additional paid-in capital.  Upon adoption, the Company recorded a $4.2 million deferred tax asset related to previously unrecognized foreign tax credits but placed a valuation allowance against the full amount of the deferred tax asset due to the Company’s assessment of the realizability of these foreign tax credits.  Thus, no net impact to the financial statements was generated as a result of adoption of ASU 2016-09.  The Company's effective tax rate for the three and six months ended June 30, 2017 was not materially impacted by the adoption of ASU 2016-09.

As of June 30, 2017, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid a

6. Prepaid Expenses and Other Current Assets

At June 30, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	2017	2016
	(in thousands)
Advances to suppliers	$180	$122
Prepaid insurance	1,039	531
Vendor deposits	249	218
IVA taxes receivable	405	489
Other current assets	211	227
Total	$2,084	$1,587

7. Property, Plant and Mine Development, net

At June 30, 2017 and December 31, 2016, property, plant and mine development, net consisted of the following:

	2017	2016
	(in thousands)
Asset retirement costs	$637	$637
Construction-in-progress	5,036	586
Furniture and office equipment	1,627	1,580
Land	242	230
Light vehicles and other mobile equipment	1,900	1,914
Machinery and equipment	21,312	20,293
Mill facilities and infrastructure	9,659	9,643
Mineral interests and mineral rights	21,813	19,413
Mine development	50,557	42,951
Software and licenses	1,677	1,624
Subtotal (1)	114,460	98,871
Accumulated depreciation and amortization	(34,962)	(28,812)
Total	$79,498	$70,059

(1)	Includes accrued capital expenditures of $4.3 million and nil at June 30, 2017 and December 31, 2016, respectively.

The Company recorded depreciation and amortization expense of $4.0 million and $6.7 million for the three and six months ended June 30, 2017, respectively.  For the three and six months ended June 30, 2016, the Company recorded depreciation and amortization of $3.2 million and $6.0 million, respectively.

8. Accrued Expenses and Other Current Liabilities

At June 30, 2017 and December 31, 2016, accrued expenses and other current liabilities consisted of the following:

	2017	2016
	(in thousands)
Accrued insurance	$617	$381
Accrued royalty payments	1,515	1,043
Dividends payable	95	94
Other payables	16	8
Total	$2,243	$1,526

9. Reclamation and Remediation

The Company’s reclamation and remediation obligations primarily relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2017 and the twelve months ended December 31, 2016:

	2017	2016
	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,907	$2,192
Changes in estimate	-	82
Foreign currency exchange loss (gain)	283	(367)
Reclamation liabilities – balance at end of period	2,190	1,907

Asset retirement obligation – balance at beginning of period	518	623
Changes in estimate	-	(21)
Accretion expense	23	23
Foreign currency exchange loss (gain)	81	(107)
Asset retirement obligation – balance at end of period	622	518
Total period end balance	$2,812	$2,425

10. Commitments and Contingencies

During the six months ended June 30, 2017, the Company entered into cancellable equipment purchase contracts totaling $8.3 million.  The contracts require payments during the equipment construction period and the Company is required to reimburse the vendor for all costs up to the cancellation date, if cancelled.  The Company expects to take possession of the equipment during 2017 and as of June 30, 2017, the Company had incurred costs of $3.9 million, of which $0.5 million has been paid and $3.4 million is included in accounts payable on the accompanying condensed consolidated balance sheet.

11. Shareholders’ Equity

The Company declared and paid $0.6 million of dividends during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company declared and paid dividends of $0.5 million. On July 25, 2017, the Board of Directors declared a dividend on common stock totaling $0.1 million payable in August 2017.

On January 6, 2017, the Company issued 59,642 shares of common stock as partial consideration for additional mineral rights for its Isabella Pearl project. At the time of issuance, the shares were valued at $5.03 per share, for an aggregate value of $0.3 million.

On January 17, 2017, the Company issued 186,568 shares of common stock as partial consideration for mineral rights at the East Camp Douglas property.  At the time of issuance, the shares were valued at $5.36 per share, for an aggregate value of $1.0 million.

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

During the six months ended June 30, 2017, a total of 26,739 restricted stock units (“RSUs”) vested and shares were issued with an intrinsic value and a fair value of $0.1 million.  No RSUs vested during the six months ended June 30, 2016.

Stock-based compensation expense for stock options and restricted stock units is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	$133	$67	$264	$486
Restricted stock units	50	-	119	-
Total	$183	$67	$383	$486

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Production costs	$15	$16	$29	$118
General and administrative expenses	161	51	340	368
Exploration expense	7	-	14	-
Total	$183	$67	$383	$486

13. Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled shipments. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on metal forward prices.  Please see Note 16 for additional information.

The following table summarizes the Company’s unsettled sales contracts at June 30, 2017 with the quantities of metals under contract subject to final pricing occurring through August 2017:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	4,384	330,268	228	1,088	3,124
Average forward price	$1,258	$17.06	$5,665	$2,162	$2,611

14. Other Expense (Income), net

Other expense (income), net, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Unrealized currency exchange gain	$(625)	$(290)	$(27)	$(202)
Realized currency exchange loss (gain)	929	4	993	(139)
Loss (gain) from gold and silver rounds/bullion, net (1)	148	(407)	(156)	(832)
Unrealized gain from investments, net (1)	-	(28)	-	(399)
Loss on disposal of fixed assets	205	454	301	515
Gain on insurance reimbursement	-	(408)	-	(408)
Write down of materials and supplies inventory	-	102	-	102
Other (income) expense	(48)	35	(38)	119
Total	$609	$(538)	$1,073	$(1,244)

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 2.8 million and 5.8 million shares of common stock at weighted average exercise prices of $9.42 and $7.82 were outstanding at June 30, 2017 and 2016, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income (in thousands)	$864	$5,608	$5,240	$6,405
Basic weighted average shares of common stock outstanding	56,839,823	54,266,706	56,818,406	54,266,706
Dilutive effect of stock-based awards	536,115	403,888	926,411	105,999
Diluted weighted average common shares outstanding	57,375,938	54,670,594	57,744,817	54,372,705
Net income per share:
Basic and Diluted	$0.02	$0.10	$0.09	$0.12

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	2017	2016	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$16,410	$14,166	Level 1
Gold and silver rounds/bullion	3,644	3,307	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	1,276	630	Level 2
	$21,330	$18,103

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

Trade accounts receivable include amounts due to the Company for shipments of concentrates and doré sold to customers. Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled shipments. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on the forward prices. Please see Note 13 for additional information.

17. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows for the six months ended June 30, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)
Unrealized gain on gold and silver rounds/bullion	$(156)	$(832)
Unrealized foreign currency exchange gain	(27)	(202)
Unrealized gain on investments	-	(361)
Loss on disposition of fixed assets	301	515
Increase in reserve for inventory obsolescence	-	102
Other	30	65
Total other operating adjustments	$148	$(713)

.

18. Segment Reporting

The Company has organized its operations into two geographic regions. The geographic regions include Oaxaca, Mexico and Nevada, U.S.A. and represent the Company’s operating segments. During the first quarter of 2017, the Company began to make decisions about resources to be allocated to the operating segments. As a result, these operating segments represent the Company’s reportable segments. The prior periods have been conformed to reflect the change in presentation.  The Company’s business activities that are not considered operating segments are included in Corporate and Other.

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended June 30, 2017
Revenue	$21,391	$-	$-	$21,391
Exploration expense	226	873	37	1,136
Capital expenditures	5,057	3,550	3	8,610

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended June 30, 2016
Revenue	$26,198	$-	$-	$26,198
Exploration expense	209	312	121	642
Capital expenditures	3,369	32	33	3,434

	Mexico	Nevada	Corporate and Other	Consolidated
Six months ended June 30, 2017
Revenue	$45,727	$-	$-	$45,727
Exploration expense	604	1,277	77	1,958
Capital expenditures (1)	10,114	6,344	9	16,467

	Mexico	Nevada	Corporate and Other	Consolidated
Six months ended June 30, 2016
Revenue	$43,601	$-	$-	$43,601
Exploration expense	606	395	145	1,146
Capital expenditures (2)	7,629	32	146	7,807

(1)	Includes an increase in accrued capital expenditures of $4,328 and non-cash additions of $1,321; consolidated capital expenditures on a cash basis were $10,818.
(2)	Includes a decrease in accrued capital expenditures of $2,769 and a non-cash addition of $300; consolidated capital expenditures on a cash basis were $10,276.

Total asset balances, excluding intercompany balances at June 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(in thousands)
Mexico	$86,777	$79,677
Nevada	21,471	15,122
Corporate and Other	22,488	23,644
Consolidated	$130,736	$118,443

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2017 and compares those results to the three and six months ended June 30, 2016.  It also analyzes our financial condition at June 30, 2017 and compares it to our financial condition at December 31, 2016. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2016 contained in our annual report on Form 10-K for the year ended December 31, 2016.

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

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila Project and development of the new Mirador Mine on the Alta Gracia Project within our Oaxaca Mining Unit. Our processing facilities at the Aguila Project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc. Additionally, we are focused on exploration and advancement of our Nevada properties, including our Isabella Pearl Project which is in advanced stages of engineering and permitting.

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

Highlights for the second quarter of 2017 are included below and discussed further in our Results of Operations.

Highlights

•	Working capital was $18.9 million at the end of the quarter;
•	Cash balance was $16.4 million at the end of the quarter;
•	Net income was $0.9 million or $0.02 per share;
•	We advanced development of the Mirador Mine to allow for consistent ore feed for the third quarter of 2017 to the Aguila mill;
•	Additional 50-meter strike expansion of Switchback mineralization, for a total strike of 625 meters;
•	Total cash cost per precious metal gold equivalent ounce sold was $272;
•	Total all-in sustaining cost per precious metal gold equivalent ounce sold was $770.

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

Oaxaca Mining Unit, Mexico

The Aguila Project: Our mine activities during the second quarter of 2017 continued to focus on development and ore extraction from the Arista Mine’s Arista vein systems and Switchback vein system. Switchback mine development began in the third quarter of 2016, with plans to commence bulk tonnage mining methods, including long hole open stope and/or cut and fill methods in late 2017 or early 2018.  Exploration activities during the quarter focused on underground exploration drilling at the Arista and Switchback vein systems. The Switchback drilling program continued to target further expansion and delineation of the multiple high-grade parallel veins.  The Switchback strike length has expanded to 625 meters, a 325-meter expansion during the first half of 2017, with results adding to reserve definition, expansion and Arista Mine plan optimization.  The Switchback vein system remains open on strike and vertical extent.  Underground drilling during the second quarter also delineated 200 meters of strike length on a new high-grade ore-shoot discovered on the Splay 31 vein of the Arista vein system.  Nine underground diamond drill holes totaling 3,389 meters were completed during the second quarter of 2017.

Alta Gracia property: Mirador Mine development and access to previously identified mineralization at Alta Gracia continued during the second quarter of 2017 and as of the end the quarter, development had advanced to a point which allows for consistent ore feed for the Aguila Mill's agitated leach circuit. Our utilization of a mine contractor for Alta Gracia’s Mirador Mine development was met with unacceptable and delayed results and we have since brought the Mirador Mine development in-house.  In addition, 20 surface exploration diamond drill holes totaling 5,496 meters were completed at Alta Gracia during the second quarter of 2017.  These holes mainly targeted extensions of ore shoots on known veins, that were historically mined on a small scale.

Nevada Mining Unit, U.S.A.

Isabella Pearl Project: Project production permitting continued during the second quarter. Our goal remains to advance the project into production at the earliest possible date, subject to permit timing and funding. We are targeting the production of gold doré from a potential open pit heap leach operation.  During the second quarter of 2017, we also completed five reverse circulation condemnation drill holes totaling 1,356 meters in the proposed heap leach area. We are awaiting Nevada Department of Environmental Protection and the Bureau of Land Management regulatory permit approvals to move the project forward.

Mina Gold property: During the second quarter of 2017, we completed a five-hole reverse circulation drilling program totaling 930 meters on the Mina Gold property for condemnation of the proposed heap leach site.  Additional reverse circulation drilling, environmental baseline studies and a preliminary engineering evaluation are targeted for the Mina Gold property during the remainder of 2017.

Gold Mesa property: Reverse circulation drilling continued at Gold Mesa during the second quarter of 2017. The program is targeted to extend several of the areas of surface and near surface high-grade gold mineralization discovered during previous drilling programs.  1,343 meters of drilling were completed on the Gold Mesa property during the second quarter of 2017.  The Company has tested a total of eight exploration targets at Gold Mesa.

East Camp Douglas property: Historical geological, exploration and mining data on the East Camp Douglas property was reviewed during the second quarter of 2017.  Reconnaissance geological mapping and rock chip sampling on several prospects were also carried out at East Camp Douglas during the quarter.

Results of Operations

The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Sales, net	$21,391	$26,198	$45,727	$43,601
Mine gross profit	5,226	12,393	15,642	15,847
General and administrative expenses	1,675	1,670	3,487	3,848
Exploration expenses	1,136	642	1,958	1,146
Other expense (income)	609	(538)	1,073	(1,244)
Income before income taxes	1,806	10,619	9,124	12,097
Provision for income taxes	942	5,011	3,884	5,692
Net income	$864	$5,608	$5,240	$6,405

Sales, net

Metal sales of $21.4 million for the second quarter of 2017 decreased by $4.8 million, or 18%, when compared to the same period in 2016. Our decrease in net sales was primarily a result of lower production due to lower precious metal head grades in the quarter.  The decrease was offset partially by stronger market prices for precious and base metals and lower treatment charges as a result of more favorable contract terms. For the three months ended June 30, 2017, average realized prices for metals increased from the same period in 2016 as follows: gold by 2% to $1,300 per ounce, silver by 14% to $17.77 per ounce, copper by 21% to $5,753 per tonne, lead by 27% to $2,173 per tonne, and zinc by 31% to $2,543 per tonne.

Metal sales for the first half of the year of 2017 were $45.7 million as compared to $43.6 million for the same period of 2016, representing a $2.1 million increase. The increase is primarily attributable to an increase in realized metal prices and lower treatment charges, partially offset by lower precious metals production.

Please see the Production and Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

For the second quarter of 2017, gold and silver production was 5,696 ounces and 397,670 ounces, respectively, as compared to 10,011 and 572,499 ounces over the same period in 2016.  Production during the quarter was impacted by lower precious metal grades processed, as the mine focused on development of the new Switchback zone. During the second quarter 60% of feed to the Aguila mill (of which 50% consisted of ore from the Switchback Zone) was development ore which is typically lower grade than production or stoping ore due to mining dilution during development. Additionally, in the second quarter of 2017, 11,250 tonnes, representing 10% of total period milled tonnage, came from the Aguila open pit.  The open pit ore contains primarily gold, negligible silver and no base metals and on average, recoveries from open pit ore is 14% and 11% lower for gold and silver, respectively, compared to ore from the Arista mine.

For the first half of 2017, the Company produced 12,443 and 825,560 ounces of gold and silver, respectively, as compared to 16,474 and 1,006,640 ounces of gold and silver, over the same period in 2016.  The decrease in gold and silver production was again the result of lower grades processed from our Switchback development ore as noted above.  Ore grades in the Arista Mine vary depending on the mining locations and mining techniques being utilized during a particular quarter.  Second half 2017 production is expected to benefit from selected higher grade veins in the Arista Mine including higher value ore from the Switchback Zone.  Additionally, consistent ore delivery from the high grade Mirador Mine is expected to contribute significantly to second half 2017 silver production.

During the quarter ended June 30, 2017, we processed 1,293 ore tonnes per day compared to 1,228 ore tonnes per day for the same period in 2016, representing an increase of 5%. The Aguila Mill’s flotation circuit processing capacity is a nominal 1,500 tonnes per day. Achieving this processing rate in the future is dependent upon our ability to develop the mine to a point where ore extraction can consistently achieve target capacity while meeting grade and dilution parameters.  In addition to the floatation circuit, the agitated leach circuit is targeting a milling rate of 150 ore tonnes per day from the Mirador Mine.

On a precious metal gold equivalent basis, our mill production totaled 11,133 ounces and 24,014 ounces for the second quarter and first six months of 2017, respectively, compared to 17,706 ounces and 29,445 ounces for same periods of 2016. Please see the Production and Sales Statistics table below for additional information regarding our mineral production statistics.

During the three months ended June 30, 2017, we sold 4,716 gold ounces and 329,881 silver ounces at a total cash cost per ounce, after by-product credits, of $272. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Production and Sales Statistics table summarizes certain information about our mining operations for the periods indicated:

Production and Sales Statistics
	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Milled
Tonnes Milled (1)	113,790	104,333	215,120	217,478
Tonnes Milled per Day (2)	1,293	1,228	1,251	1,265
Grade
Average Gold Grade (g/t)	1.82	3.27	2.10	2.68
Average Silver Grade (g/t)	118	182	130	156
Average Copper Grade (%)	0.33	0.40	0.31	0.30
Average Lead Grade (%)	1.41	1.40	1.29	1.20
Average Zinc Grade (%)	4.34	4.40	3.74	3.90
Recoveries
Average Gold Recovery (%)	85	92	86	91
Average Silver Recovery (%)	92	94	92	93
Average Copper Recovery (%)	78	77	78	76
Average Lead Recovery (%)	77	71	78	71
Average Zinc Recovery (%)	85	84	85	84
Mill production (before payable metal deductions) (3)
Gold (ozs.)	5,696	10,011	12,443	16,474
Silver (ozs.)	397,670	572,499	825,560	1,006,640
Copper (tonnes)	294	320	514	564
Lead (tonnes)	1,207	1,009	2,134	1,847
Zinc (tonnes)	4,176	3,813	6,820	7,074
Payable metal sold
Gold (ozs.)	4,716	8,197	11,849	14,413
Silver (ozs.)	329,881	548,537	750,116	927,331
Copper (tonnes)	216	319	441	539
Lead (tonnes)	1,071	974	1,910	1,737
Zinc (tonnes)	2,977	3,424	5,126	7,074
Average metal prices realized (4)
Gold ($ per oz.)	1,300	1,271	1,248	1,240
Silver ($ per oz.)	17.77	17.08	17.50	15.97
Copper ($ per tonne)	5,753	4,740	5,819	4,497
Lead ($ per tonne)	2,173	1,717	2,251	1,757
Zinc ($ per tonne)	2,543	1,940	2,667	1,844
Precious metal gold equivalent ounces produced (mill production) (3)
Gold Ounces	5,696	10,011	12,443	16,474
Gold Equivalent Ounces from Silver	5,437	7,695	11,571	12,971
Total Precious Metal Gold Equivalent Ounces	11,133	17,706	24,014	29,445
Precious metal gold equivalent ounces sold
Gold Ounces	4,716	8,197	11,849	14,413
Gold Equivalent Ounces from Silver	4,510	7,373	10,513	11,949
Total Precious Metal Gold Equivalent Ounces	9,226	15,570	22,362	26,362
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (5)	$1,479	$948	$1,185	$1,088
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (5)	$272	$317	$267	$459
Total all-in sustaining cost per precious metal gold equivalent ounce sold (5)	$770	$547	$677	$773
Total all-in cost per precious metal gold equivalent ounce sold (5)	$881	$625	$775	$871

(1)	For the second quarter of 2017 and 2016 and first half of 2017 and 2016, this includes 11,250, 10,608, 39,971, and 27,305 tonnes, respectively of open pit ore.
(2)	Based on actual days the mill operated during the period.
(3)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. Payable metal deduction quantities are defined in our contracts with the buyer of our concentrates and represent an estimate of metal contained in the concentrates which the buyer cannot recover through the smelting process. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates that are shipped, and those contained metal estimates are derived from sampling methods and assaying throughout the mill production process. We monitor these differences to ensure that precious metal mill production quantities are materially correct.

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

Other Financial Results

Mine gross profit. For the second quarter of 2017, mine gross profit decreased by $7.2 million or 58% compared to the same periods in 2016. The second quarter 2017 gross profit decrease was due to increased production costs as a result of higher throughput and decreased metals grades, which were partially offset with increased metal prices, as well as reduced treatment and refining costs.  Gross profit remained flat for the first half of 2017 as compared to the same period in 2016.

General and administrative expenses. For the quarter and six months ended June 30, 2017, general and administrative expenses totaled $1.7 million and $3.5 million, respectively, compared to $1.7 million and $3.8 million, respectively, for the same periods in 2016.  The decrease in the first half of 2017 of $0.3 million was due to a decrease in stock-based compensation expense, lower IT support costs, and lower tax and audit fees.

Exploration expenses. For the quarter and six months ended June 30, 2017, exploration expenses totaled $1.1 million and $2.0 million as compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2016, respectively.  The $0.5 and $0.9 million increase for the three and six months ended June 30, 2017, respectively, was primarily the result of increased exploration spending at our Isabella Pearl property.

Other expense (income).  For the three and six months ended June 30, 2017, we recorded other expense of $0.6 million and $1.1 million, respectively, compared to other income of $0.5 million and $1.2 million for the three and six months ended June 30, 2016, respectively. The $1.1 million and $2.3 million change in the second quarter and first half of 2017, respectively, was a result of increased foreign exchange losses due to the strengthening of the Mexican Peso and a decrease in unrealized gains on investments as the Company sold its investments in 2016.

Provision for income taxes.  For the three and six months ended June 30, 2017, our provision for income tax was $0.9 million and $3.9 million, respectively, compared to $5.0 million and $5.7 million for the three and six months ended June 30, 2016, respectively. The decrease of $4.1 and $1.8 in taxes is commensurate with our decrease in income for the three and six months ended June 30, 2017 as compared to the same periods in 2016, respectively. Please see Note 5 to the Condensed Consolidated Financial Statements for additional information.

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

AISC includes total cash cost after by-product credits plus other costs related to sustaining production, including sustaining capital expenditures. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan.

AIC includes all-in sustaining costs plus non-sustaining capital expenditures, exploration expense, and allocated corporate general and administrative expenses related to Oaxaca Mining Unit.  Capital expenditures and exploration expenses related to projects in our Oaxaca Mining Unit are classified as non-sustaining. Exploration and capital expenditures to develop new properties outside our Oaxaca Mining Unit are excluded from this calculation.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total cash cost after by-product credits	$2,506	$4,927	$5,955	$12,100
Treatment and refining charges	(1,483)	(4,066)	(3,009)	(6,997)
By-product credits	11,140	9,830	20,537	16,582
Depreciation and amortization	3,952	3,054	6,509	5,860
Reclamation and remediation	35	44	64	91
Stock-based compensation allocated to production costs	15	16	29	118
Total mine cost of sales	$16,165	$13,805	$30,085	$27,754

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$13,646	$14,757	$26,492	$28,682
By-product credits (2)	(11,140)	(9,830)	(20,537)	(16,582)
Total cash cost after by-product credits	2,506	4,927	5,955	12,100
Sustaining capital expenditures	4,599	3,580	9,171	8,290
Total all-in sustaining cost	7,105	8,507	15,126	20,390
Non-sustaining capital expenditures	9	1,009	9	1,986
Non-sustaining general and administrative expenses	789	789	1,578	1,578
Non-sustaining exploration expense	227	209	604	607
Total all-in cost	$8,130	$10,514	$17,317	$24,561

Precious metal gold equivalent ounces sold (3)	9,226	15,570	22,362	26,362

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,479	$948	$1,185	$1,088
By-product credits per precious metal gold equivalent ounces sold	(1,207)	(631)	(918)	(629)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	272	317	267	459
Other sustaining expenditures per precious metal gold equivalent ounces sold	498	230	410	314
Total all-in sustaining cost per precious metal gold equivalent ounce sold	770	547	677	773
Non-sustaining expenditures per precious metal gold equivalent ounce sold	111	78	98	98
Total all-in cost per precious metal gold equivalent ounce sold	$881	$625	$775	$871

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
By-product credits by dollar value:
Copper sales	$1,242	$1,512	$2,566	$2,425
Lead sales	2,328	1,673	4,302	3,051
Zinc sales	7,570	6,645	13,669	11,106
Total sales from by-products	$11,140	$9,830	$20,537	$16,582

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$135	$97	$115	$92
Lead sales	252	107	192	116
Zinc sales	820	427	611	421
Total by-product credits per precious metal gold ounces sold	$1,207	$631	$918	$629

Liquidity and Capital Resources

As of June 30, 2017, we had working capital of $18.9 million, consisting of current assets of $33.9 million and current liabilities of $15.0 million. This represents a decrease of $1.4 million from the working capital balance of $20.3 million at December 31, 2016. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents increased $2.2 million to $16.4 million during the first six months of 2017.

Net cash provided by operating activities of $14.0 million increased $2.4 million for the first six months of 2017 compared to the same period in 2016, primarily due to increased accounts payable and accrued liabilities.

Net cash used in investing activities of $11.0 million increased $1.1 million for the first six months of 2017 compared to the same period in 2016 due to the purchase of additional mineral rights in our Nevada Mining Unit.

Net cash used in financing activities decreased $0.5 million for the first six months of 2017 compared to the same period in 2016 primarily due to the early repayment of capital leases which occurred in 2016.  No such payments were made in 2017.

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

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks includes, but is not limited to, the following risks: changes in commodity prices, foreign currency exchange rates, provisional sales contract risks, and equity price risks. We do not use derivative financial instruments as part of an overall strategy to manage market risk; however, we may consider such arrangements in the future as we evaluate our business and financial strategy.

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

There were no changes that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(a)

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the first six months of 2017 we did not repurchase any shares of our common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the six months ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: August 1, 2017		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: August 1, 2017		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer

Exhibit Index

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended June 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

*This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the SEC shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.