Form 10-Q
period 2017-09-30
GOLD RESOURCE CORP
filed 2017-10-31
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,891,484 shares of common stock outstanding as of October 30, 2017.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,832	$14,166
Gold and silver rounds/bullion	3,831	3,307
Accounts receivable	3,664	630
Inventories, net	9,890	8,946
Income tax receivable, net	1,025	626
Prepaid expenses and other current assets	1,822	1,587
Total current assets	36,064	29,262
Property, plant and mine development, net	79,447	70,059
Deferred tax assets, net	18,645	17,580
Other non-current assets	945	1,542
Total assets	$135,101	$118,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,883	$5,383
Loan payable, current	562	-
Mining royalty taxes payable	1,222	2,033
Accrued expenses and other current liabilities	2,165	1,526
Total current liabilities	12,832	8,942
Reclamation and remediation liabilities	2,790	2,425
Loan payable, long-term	1,789	-
Total liabilities	17,411	11,367
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
56,891,484 and 56,566,874 shares outstanding at September 30, 2017 and December 31, 2016, respectively	57	57
Additional paid-in capital	114,211	112,034
Retained earnings	10,477	2,040
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	117,690	107,076
Total liabilities and shareholders' equity	$135,101	$118,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Sales, net	$31,122	$21,367	$76,849	$64,968
Mine cost of sales:
Production costs	16,122	12,767	39,634	34,570
Depreciation and amortization	3,762	3,189	10,271	9,049
Reclamation and remediation	37	48	101	139
Total mine cost of sales	19,921	16,004	50,006	43,758
Mine gross profit	11,201	5,363	26,843	21,210
Costs and expenses:
General and administrative expenses	1,950	2,027	5,437	5,875
Exploration expenses	1,457	881	3,415	2,027
Other expense (income), net	110	74	1,183	(1,170)
Total costs and expenses	3,517	2,982	10,035	6,732
Income before income taxes	7,684	2,381	16,808	14,478
Provision for income taxes	3,103	787	6,987	6,479
Net income	$4,581	$1,594	$9,821	$7,999
Net income per common share:
Basic	$0.08	$0.03	$0.17	$0.15
Diluted	$0.08	$0.03	$0.17	$0.14
Weighted average shares outstanding:
Basic	56,888,115	55,781,382	56,841,897	54,994,430
Diluted	57,455,805	57,597,392	57,617,030	55,589,307

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Share	Additional Paid-in Capital	Accumulated (Deficit)/ Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2015	54,603,104	$55	$96,766	$(948)	$(5,884)	$(1,171)	$88,818
Stock options exercised	169,999	-	391	-	-	-	391
Stock-based compensation	-	-	1,240	-	-	-	1,240
Dividends declared	-	-	(271)	(1,399)	-	-	(1,670)
Acquisitions	2,130,169	2	13,908	-	-	-	13,910
Net income	-	-	-	4,387	-	-	4,387
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076
Adjustment to beginning retained earnings as a result of adoption of ASU 2016-16	-	-	-	(533)	-	-	(533)
Stock-based compensation	-	-	877	-	-	-	877
Common stock issued for vested restricted stock units	78,400	-	-	-	-	-	-
Common stock issued for the acquisition of mineral rights	246,210	-	1,300	-	-	-	1,300
Dividends declared	-	-	-	(851)	-	-	(851)
Net income	-	-	-	9,821	-	-	9,821
Balance, September 30, 2017 (unaudited)	57,227,882	$57	$114,211	$10,477	$(5,884)	$(1,171)	$117,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$9,821	$7,999
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	3,033	250
Depreciation and amortization	10,602	9,343
Stock-based compensation	877	997
Other operating adjustments	392	(531)
Changes in operating assets and liabilities:
Accounts receivable	(3,034)	(2,092)
Inventories	(945)	(657)
Prepaid expenses and other current assets	958	1,203
Accounts payable and other accrued liabilities	3,319	(2,774)
Mining royalty and income taxes payable/receivable	(1,556)	3,690
Other noncurrent assets	36	64
Net cash provided by operating activities	23,503	17,492
Cash flows from investing activities:
Capital expenditures	(20,382)	(12,637)
Proceeds from the sale of equity investments	-	749
Other investing activities	(265)	(315)
Net cash used in investing activities	(20,647)	(12,203)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	391
Dividends paid	(852)	(818)
Repayment of loan payable	(46)	-
Repayment of capital leases	(21)	(606)
Net cash used in financing activities	(919)	(1,033)
Effect of exchange rate changes on cash and cash equivalents	(271)	(13)
Net increase in cash and cash equivalents	1,666	4,243
Cash and cash equivalents at beginning of period	14,166	12,822
Cash and cash equivalents at end of period	$15,832	$17,065
Supplemental Cash Flow Information
Income and mining taxes paid	$2,764	$256
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$510	$(2,764)
Equipment purchased through loan payable	2,397	-
Equipment purchased under capital lease	21	300
Common stock issued for the acquisition of mineral rights	$1,300	$13,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update 2016-09—Compensation—Stock compensation (Topic 718): Improvements to employee share-based payment accounting. On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued guidance intended to improve the accounting for employee share-based payments. The standard affects all organizations that issue share-based payment awards to their employees and was part of the FASB’s Simplification Initiative. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification in this standard involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public business entities, the amendments in this standard are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Because of the Company’s current valuation allowance position, the adoption of this guidance, effective January 1, 2017, did not result in an adjustment to retained earnings as of December 31, 2016.  Nor did it result in current tax expense or benefit related to vested stock-based awards for the nine months ended September 30, 2017.  As a result, the Company did not exclude any excess tax benefits from the calculation of diluted earnings per share during the nine months ended September 30, 2017, and there was no method change to the cash flow presentation as required by the guidance. Please see Note 5 for more information.

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

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the nine months ended September 30, 2017 and 2016, the Company purchased 215.85 ounces and nil ounces, respectively, of gold bullion. At September 30, 2017 and December 31, 2016, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2017		2016
	Gold	Silver	Gold	Silver
	(in thousands, except ounces and per ounce)
Ounces	1,794	90,685	1,579	90,971
Per ounce	$1,283	$16.86	$1,159	$16.24
Total	$2,302	$1,529	$1,830	$1,477

4. Inventories, net

At September 30, 2017 and December 31, 2016, inventories, net consisted of the following:

	2017	2016
	(in thousands)
Stockpiles - underground mine	$809	$84
Stockpiles - open pit mine	53	288
Concentrates and doré	1,249	1,881
Materials and supplies (1)	7,779	6,693
Total	$9,890	$8,946

(1)	Net of reserve for obsolescence of $637 at September 30, 2017 and December 31, 2016.

5. Income Taxes

The Company recorded income tax expense of $3.1 million and $7.0 million for the three and nine months ended September 30, 2017, respectively.  For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $0.8 million and $6.5 million, respectively.

In 2015, the Mexican government approved a 2016 Federal Revenue Act that provides tax incentives, including tax credits on Mexican Excise Duty (a.k.a., IEPS), for the acquisition of combustible fossil fuels to be used in productive processes. The Company’s Mexican operations utilize a significant amount of diesel fuel for power generation that qualifies for such tax credits. These tax credits can be applied against income taxes payable, as well as other income tax withholdings during the year. In the three and nine months ended September 30, 2017, the Company recorded $1.0 million and $2.6 million, respectively, of fuel tax credits to offset production costs and such credits were applied against the income tax payable.  During the three and nine months ended September 30, 2016, the Company recorded $0.6 million and $2.3 million, respectively, of fuel tax credits to offset production costs and such credits were applied against the income tax payable and other taxes payable.

The Company has asserted permanent reinvestment of all Mexico undistributed earnings as of September 30, 2017. The impact of the planned annual dividends for 2017, net of foreign tax credits, is reflected in the estimated annual effective tax rate. The Company’s annualized effective rate differs from the statutory rate primarily due to planned annual dividends from our Mexican subsidiary as well as differences in statutory rates for income and mining taxes in Mexico.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are available for deduction. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Except as noted in the following paragraph, as of September 30, 2017, the Company believes it has sufficient positive evidence to conclude that its federal and foreign deferred tax assets are more likely than not to be realized. The Company has determined that the realization of its state deferred tax assets is not more likely that not to be realized and has a valuation allowance offsetting its state deferred tax assets.

As a result of the adoption of ASU 2016-09 in the first quarter of 2017, excess tax benefits and tax deficiencies will be prospectively classified to the statement of operations instead of additional paid-in capital.  Upon adoption, the Company recorded a $4.2 million deferred tax asset related to previously unrecognized foreign tax credits but placed a valuation allowance against the full amount of the deferred tax asset due to the Company’s assessment of the realizability of these foreign tax credits.  Thus, no net impact to the financial statements was generated as a result of adoption of ASU 2016-09.  The Company's effective tax rate for the three and nine months ended September 30, 2017 was not materially impacted by the adoption of ASU 2016-09.

As of September 30, 2017, the Company believes that it has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At September 30, 2017 and December 31, 2016, prepaid expenses and other current assets consisted of the following:

	2017	2016
	(in thousands)
Advances to suppliers	$175	$122
Prepaid insurance	821	531
Vendor deposits	245	218
IVA taxes receivable, net	69	489
Other current assets	512	227
Total	$1,822	$1,587

7. Property, Plant and Mine Development, net

At September 30, 2017 and December 31, 2016, property, plant and mine development, net consisted of the following:

	2017	2016
	(in thousands)
Asset retirement costs	$637	$637
Construction-in-progress	8,670	586
Furniture and office equipment	1,632	1,580
Land	242	230
Light vehicles and other mobile equipment	2,072	1,914
Machinery and equipment	21,530	20,293
Mill facilities and infrastructure	9,847	9,643
Mineral interests and mineral rights (1)	17,658	19,413
Mine development	53,825	42,951
Software and licenses	1,678	1,624
Subtotal (2)	117,791	98,871
Accumulated depreciation and amortization	(38,344)	(28,812)
Total	$79,447	$70,059

(1)

During the three months ended September 30, 2017, the Company revised its temporary book and tax differences in the basis of its Isabella Pearl property, which resulted in a $4.2 million decrease in property, plant and mine development, net and a corresponding increase in deferred tax assets, net.

(2)	Includes accrued capital expenditures of $0.5 million and nil at September 30, 2017 and December 31, 2016, respectively.

The Company recorded depreciation and amortization expense of $3.9 million and $10.6 million for the three and nine months ended September 30, 2017, respectively. The Company recorded depreciation and amortization expense of $3.3 million and $9.3 million for the three and nine months ended September 30, 2016, respectively.

8. Accrued Expenses and Other Current Liabilities

At September 30, 2017 and December 31, 2016, accrued expenses and other current liabilities consisted of the following:

	2017	2016
	(in thousands)
Accrued insurance	$433	$381
Accrued royalty payments	1,465	1,043
Dividends payable	95	94
Other payables	172	8
Total	$2,165	$1,526

9. Reclamation and Remediation

The Company’s reclamation and remediation obligations primarily relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2017 and year ended December 31, 2016:

	2017	2016
	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,907	$2,192
Changes in estimate	10	82
Foreign currency exchange loss (gain)	249	(367)
Reclamation liabilities – balance at end of period	2,166	1,907

Asset retirement obligation – balance at beginning of period	518	623
Changes in estimate	-	(21)
Accretion expense	35	23
Foreign currency exchange loss (gain)	71	(107)
Asset retirement obligation – balance at end of period	624	518
Total period end balance	$2,790	$2,425

10. Loan Payable

On August 8, 2017, the Company entered into a 48-month loan agreement in the amount of $2.4 million for the purchase of certain equipment.  The loan bears annual interest of 4.48%, is secured by the equipment,  and requires monthly principal and interest payments of $0.05 million.  As of September 30, 2017, there is an outstanding balance of $2.4 million.  Scheduled minimum repayments are $0.2 million in 2017, $0.6 million in 2018, $0.6 million in 2019, $0.6 million in 2020, and $0.4 million in 2021. The Company is subject to a repayment penalty, ranging from 1% to 3% of the outstanding loan balance at time of full repayment, depending of time of repayment.

11. Commitments and Contingencies

As of September 30, 2017, the Company had outstanding cancellable equipment purchase contracts totaling $7.2 million.  The contracts require payments during the equipment construction periods and the Company is required to reimburse the vendors for all costs up to the cancellation date, if cancelled.

12. Shareholders’ Equity

The Company declared and paid $0.9 million and $0.8 million of dividends during the nine months ended September 30, 2017 and 2016, respectively. On October 26, 2017, the Board of Directors declared a dividend on common stock totaling $0.1 million payable in November 2017.

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

13. Equity Incentive Plans

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

During the nine months ended September 30, 2017, a total of 78,400 restricted stock units (“RSUs”) vested and shares were issued with an intrinsic value $0.3 million and a fair value of $0.4 million.

A total of 341,000 options with a term of 10 years were granted during the nine months ended September 30, 2017, of which 37,000 vested immediately and the remainder vest over a three year period. A total of 105,945 restricted stock units were granted during the nine months ended September 30, 2017, of which 14,964 vest within six months and the remainder vest over a three year period.

Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	$361	$410	$625	$896
Restricted stock units	133	101	252	101
Total	$494	$511	$877	$997

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Production costs	$37	$55	$66	$172
General and administrative expenses	429	450	769	819
Exploration expense	28	6	42	6
Total	$494	$511	$877	$997

14. Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled shipments. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on metal forward prices.  Please see Note 17 for additional information.

The following table summarizes the Company’s unsettled sales contracts at September 30, 2017 with the quantities of metals under contract subject to final pricing occurring through November 2017:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	6,728	512,105	477	1,565	6,717
Average forward (price per ounce or tonne)	$1,283	$17.05	$6,133	$2,296	$2,824

15. Other Expense (Income), net

Other expense (income), net, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Unrealized currency exchange loss	$165	$259	$138	$57
Realized currency exchange (gain) loss	(111)	(44)	882	(183)
Unrealized gain from gold and silver rounds/bullion, net (1)	(111)	(93)	(267)	(925)
Loss (gain) from sale of investments, net (1)	-	49	-	(351)
Loss on disposal of fixed assets	163	9	462	523
Gain on insurance reimbursement	-	-	-	(620)
Write down of materials and supplies inventory	-	-	-	102
Other expense (income)	4	(106)	(32)	227
Total	$110	$74	$1,183	$(1,170)

(1)

Gains and losses due to changes in the fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the fair value measurements and investments, please see Note 17.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.1 million and 3.7 million shares of common stock at weighted average exercise prices of $11.44 and $10.32 were outstanding at September 30, 2017 and 2016, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income (in thousands)	$4,581	$1,594	$9,821	$7,999
Basic weighted average shares of common stock outstanding	56,888,115	55,781,382	56,841,897	54,994,430
Dilutive effect of stock-based awards	567,690	1,816,010	775,133	594,877
Diluted weighted average common shares outstanding	57,455,805	57,597,392	57,617,030	55,589,307
Net income per share:
Basic	$0.08	$0.03	$0.17	$0.15
Diluted	$0.08	$0.03	$0.17	$0.14

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	2017	2016	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$15,832	$14,166	Level 1
Gold and silver rounds/bullion	3,831	3,307	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	3,664	630	Level 2
	$23,327	$18,103

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

Trade accounts receivable include amounts due to the Company for shipments of concentrates and doré sold to customers. Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled shipments. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on the forward prices. Please see Note 14 for additional information.

18. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows for the nine months ended September 30, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)
Unrealized gain on gold and silver rounds/bullion	$(267)	$(925)
Unrealized foreign currency exchange loss	138	57
Gain on sale of investments	-	(351)
Loss on disposition of fixed assets	462	523
Increase in reserve for inventory obsolescence	-	102
Other	59	63
Total other operating adjustments	$392	$(531)

19. Segment Reporting

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended September 30, 2017
Revenue	$31,122	$-	$-	$31,122
Exploration expense	446	976	35	1,457
Capital expenditures	5,869	2,274	-	8,143

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended September 30, 2016
Revenue	$21,367	$-	$-	$21,367
Exploration expense	488	315	78	881
Capital expenditures	2,342	3	21	2,366

	Mexico	Nevada	Corporate and Other	Consolidated
Nine months ended September 30, 2017
Revenue	$76,849	$-	$-	$76,849
Exploration expense	1,050	2,253	112	3,415
Capital expenditures (1)	15,983	8,618	9	24,610

	Mexico	Nevada	Corporate and Other	Consolidated
Nine months ended September 30, 2016
Revenue	$64,968	$-	$-	$64,968
Exploration expense	1,094	710	223	2,027
Capital expenditures (2)	9,971	35	167	10,173

(1)	Includes an increase in accrued capital expenditures of $510 and non-cash additions of $3,718; consolidated capital expenditures on a cash basis were $20,382.
(2)	Includes a decrease in accrued capital expenditures of $2,764 and a non-cash addition of $300; consolidated capital expenditures on a cash basis were $12,637.

Total asset balances, excluding intercompany balances at September 30, 2017 and December 31, 2016 are as follows:

	2017	2016
	(in thousands)
Mexico	$93,406	$79,677
Nevada	24,427	15,122
Corporate and Other	17,268	23,644
Consolidated	$135,101	$118,443

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2017 and compares those results to the three and nine months ended September 30, 2016.  It also analyzes our financial condition at September 30, 2017 and compares it to our financial condition at December 31, 2016. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2016 contained in our annual report on Form 10-K for the year ended December 31, 2016.

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

In our financial statements, we report the sale of precious and base metals as revenue and we periodically review our revenue streams to ensure that this treatment remains appropriate.

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

Highlights

Highlights for the third quarter of 2017 are included below and discussed further in our Results of Operations:

•	Ending working capital was $23.3 million;
•	Cash balance was $15.8 million;
•	Net income was $4.6 million or $0.08 per share;
•	Total cash cost after by-product credits per precious metal gold equivalent ounce sold was $2;
•	Total all-in sustaining cost per precious metal gold equivalent ounce sold was $639.

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

Oaxaca Mining Unit, Mexico

The Aguila Project: Our mine activities during the third quarter of 2017 continued to focus on development and ore extraction from the Arista and Switchback vein systems.  Exploration activities during the quarter mainly focused on underground exploration drilling at the Switchback vein system in the Arista Mine. The Switchback drilling program continued to target further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization.  The Switchback vein system remains open on strike and vertical extent.  Eight underground diamond drill holes totaling 2,676 meters were completed during the third quarter of 2017.  Also during the third quarter, data compilation, review and field studies were conducted in a prospective exploration target area located in the southern portion of the Aguila Project.

Alta Gracia property: Mirador Mine development and access to previously identified mineralization at Alta Gracia continued during the third quarter of 2017. Exploration activities during the quarter included 1) interpretation of results from surface drilling completed earlier this year, 2) surveying, detailed geological mapping, and rock chip channel sampling of Alta Gracia historic underground workings, and 3) construction of a drilling access road to an exploration target area on the Alta Gracia property.

Margaritas property: During the third quarter of 2017, interpretation of results from previous surface drilling, surveying, detailed geological mapping and rock chip channel sampling were conducted for the Margaritas property.

Nevada Mining Unit, U.S.A.

Isabella Pearl Project: Project permitting continued during the third quarter. Our goal remains to advance the project into production at the earliest possible date, subject to permit timing and funding. We are targeting the production of gold doré from a potential open pit heap leach operation.  We have received Nevada Department of Environmental Protection approvals and are now awaiting the Bureau of Land Management regulatory permit approvals to move the project forward.  During the quarter, reconnaissance geological mapping and rock chip sampling delineated a new, surface high-grade gold target area located along strike to the northwest of the Isabella Pearl deposit currently targeted for development.

Mina Gold property: During the third quarter of 2017, we completed fourteen reverse circulation drill holes totaling 1,900 meters on the Mina Gold property.  This surface drilling program targeted expansion to depth of known surface high-grade gold mineralization on our patented claims.  Additional reverse circulation drilling, environmental baseline studies, and a preliminary engineering evaluation are also targeted for the Mina Gold property during the fourth quarter of 2017 and early 2018.

Gold Mesa property: Reverse circulation drilling continued at Gold Mesa during the third quarter of 2017. The program continued to target expansion of several areas of surface and near surface high-grade gold mineralization discovered during previous drilling programs.  During the quarter, twelve shallow holes totaling 356 meters were drilled on the Gold Mesa property.

East Camp Douglas property: We continued to review historical geological, exploration and mining data on the East Camp Douglas property during the third quarter of 2017.  A systematic rock chip sampling program covering a more than one square kilometer area of gold-bearing silicified volcanic rocks on the East Camp Douglas property commenced during the quarter.

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Sales, net	$31,122	$21,367	$76,849	$64,968
Mine gross profit	11,201	5,363	26,843	21,210
General and administrative expenses	1,950	2,027	5,437	5,875
Exploration expenses	1,457	881	3,415	2,027
Other expense (income)	110	74	1,183	(1,170)
Income before income taxes	7,684	2,381	16,808	14,478
Provision for income taxes	3,103	787	6,987	6,479
Net income	$4,581	$1,594	$9,821	$7,999

Sales, net

Metal sales of $31.1 million for the third quarter of 2017 increased by $9.8 million, or 46%, when compared to the same period in 2016. Our increase in net sales was primarily a result of higher volume and prices for base metals and lower treatment charges due to more favorable contract terms. For the three months ended September 30, 2017, average realized prices for base metals increased from the same period in 2016 as follows: copper by 32% to $6,341 per tonne, lead by 23% to $2,349 per tonne, and zinc by 21% to $2,936 per tonne.  During the same period, the average metal prices for gold and silver decreased by 4% and 18%, respectively, from 2016 prices.

Metal sales for the nine months ended September 30, 2017 were $76.8 million as compared to $65.0 million for the same period of 2016, representing an  $11.8 million increase. The increase is primarily attributable to an increase in base metal realized prices and volumes and lower treatment charges, partially offset by lower precious metals sales.

Please see the Production and Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

For the third quarter of 2017, gold and silver production were 6,465 ounces and 392,153 ounces, respectively, as compared to 6,066 and 431,335 ounces over the same period in 2016.  Gold grade for the third quarter increased by 12% over the same period in 2016 while silver grades decreased by 9%.  Production during the quarter was impacted by higher grades of gold and base metals as a function of the particular areas of the mine where the ore was extracted.  The development of a high-grade area in the Arista vein system was also completed during the quarter which allowed for higher-grade ore feed.

For the nine months ended September 30, 2017, the Company produced 18,908 and 1,217,713 ounces of gold and silver, respectively, as compared to 22,540 and 1,437,975 ounces of gold and silver, respectively, over the same period in 2016.  The decrease in gold and silver production over the nine month period compared to that of 2016 was the result of lower average grades processed as a result of the particular areas being developed and mined.  Ore grades in the Arista Mine vary depending on the mining locations and mining techniques being utilized during a particular quarter or quarters.  Fourth quarter 2017 production is expected to benefit from the mining of higher-grade areas and veins within the Arista Mine.

During the quarter ended September 30, 2017, we processed 1,346 ore tonnes per day compared to 1,278 ore tonnes per day for the same period in 2016, representing an increase of 5%.  During the quarter, the agitated leach plant produced at approximately 48% of our targeted throughput of 150 tonnes per day, which is the average throughput level targeted for the remainder of 2017 and into early 2018.  Lower than plan mill throughput and lower silver grades resulted in lower than anticipated silver production from Mirador for the quarter. Going forward, production is expected to improve as we develop more working faces, mine additional areas, and continue to optimize the recently commissioned leach plant.

On a precious metal gold equivalent basis, our mill production totaled 11,637 ounces and 35,630 ounces for the third quarter and first nine months of 2017, respectively, compared to 12,763 ounces and 42,281 ounces for same periods of 2016. Please see the Production and Sales Statistics table below for additional information regarding our mineral production statistics.

During the three months ended September 30, 2017, we sold 5,672 gold ounces and 371,754 silver ounces at a total cash cost per ounce, after by-product credits, of $2 as a result of strong base metal sales during the quarter. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Production and Sales Statistics table summarizes certain information about our mining operations for the periods indicated:

Production and Sales Statistics
	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Milled
Tonnes Milled (1)	114,678	113,945	329,798	331,423
Tonnes Milled per Day (2)	1,346	1,278	1,282	1,269
Grade
Average Gold Grade (g/t)	2.09	1.86	2.10	2.36
Average Silver Grade (g/t)	117	128	125	146
Average Copper Grade (%)	0.35	0.24	0.32	0.31
Average Lead Grade (%)	1.73	1.18	1.44	1.18
Average Zinc Grade (%)	5.04	3.45	4.19	3.71
Recoveries
Average Gold Recovery (%)	84	89	85	90
Average Silver Recovery (%)	91	92	92	92
Average Copper Recovery (%)	72	78	76	77
Average Lead Recovery (%)	73	74	75	72
Average Zinc Recovery (%)	80	82	83	84
Mill production (before payable metal deductions) (3)
Gold (ozs.)	6,465	6,066	18,908	22,540
Silver (ozs.)	392,153	431,335	1,217,713	1,437,975
Copper (tonnes)	291	213	804	777
Lead (tonnes)	1,449	1,000	3,583	2,847
Zinc (tonnes)	4,628	3,232	11,447	10,306
Payable metal sold
Gold (ozs.)	5,672	6,683	17,521	21,096
Silver (ozs.)	371,754	410,337	1,121,870	1,337,668
Copper (tonnes)	328	200	769	739
Lead (tonnes)	1,389	893	3,299	2,629
Zinc (tonnes)	4,326	2,480	9,452	8,503
Average metal prices realized (4)
Gold ($ per oz.)	1,289	1,339	1,262	1,271
Silver ($ per oz.)	17.00	20.79	17.33	17.45
Copper ($ per tonne)	6,341	4,791	6,042	4,577
Lead ($ per tonne)	2,349	1,908	2,293	1,808
Zinc ($ per tonne)	2,936	2,421	2,790	2,012
Precious metal gold equivalent ounces produced (mill production) (3)
Gold Ounces	6,465	6,066	18,908	22,540
Gold Equivalent Ounces from Silver	5,172	6,697	16,722	19,741
Total Precious Metal Gold Equivalent Ounces	11,637	12,763	35,630	42,281
Precious metal gold equivalent ounces sold
Gold Ounces	5,672	6,683	17,521	21,096
Gold Equivalent Ounces from Silver	4,901	6,371	15,411	18,364
Total Precious Metal Gold Equivalent Ounces	10,573	13,054	32,932	39,460
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (5)	$1,709	$1,287	$1,353	$1,152
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (5)	$2	$623	$181	$511
Total all-in sustaining cost per precious metal gold equivalent ounce sold (5)	$639	$757	$664	$765
Total all-in cost per precious metal gold equivalent ounce sold (5)	$756	$902	$768	$919

(1)	For the third quarter of 2017 and 2016 and first nine months of 2017 and 2016, this includes 2,108, 11,459, 42,079, and 38,764 tonnes, respectively of open pit ore.
(2)	Based on actual days the mill operated during the period.
(3)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. Payable metal deduction quantities are defined in our contracts with the buyer of our concentrates and represent an estimate of metal contained in the concentrates which the buyer deducts from payment. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates that are shipped, and those contained metal estimates are derived from sampling methods and assaying throughout the mill production process. We monitor these differences to ensure that precious metal mill production quantities are materially correct.

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

Other Financial Results

Mine gross profit. For the three and nine months ended September 30, 2017, mine gross profit increased by $5.8 million or 109% and $5.6 million or 27%, respectively, compared to the same periods in 2016. The increase was due to increased metals sales as a result of higher realized base metal prices and lower treatment and refining charges as a result of more favorable contract terms.

General and administrative expenses. For the quarter and nine months ended September 30, 2017, general and administrative expenses totaled $2.0 million and $5.4 million, respectively, compared to $2.0 million and $5.9 million, respectively, for the same periods in 2016.  The decrease in the nine months ended September 30, 2017 of $0.5 million was due to a lower IT support costs and lower tax and audit fees.

Exploration expenses. For the three and nine months ended September 30, 2017, exploration expenses totaled $1.5 million and $3.4 million as compared to $0.9 million and $2.0 million for the three and nine months ended September 30, 2016, respectively.  The $0.6 and $1.4 million increase for the three and nine months ended September 30, 2017, respectively, was primarily the result of increased spending at our Isabella Pearl property.

Other expense (income).  For the three and nine months ended September 30, 2017, we recorded other expense of $0.1 million and $1.2 million, respectively, compared to other expense of $0.1 million and other income of $1.2 million for the three and nine months ended September 30, 2016, respectively. The $2.4 million change in nine months ended September 30, 2017 was a result of a decrease in unrealized foreign currency gains as the Mexican peso strengthened in 2017 as compared to 2016.  Additionally, we recognized no gains on investments in 2017 as the Company sold its investments in 2016. Please see Note 15 to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.  For the three and nine months ended September 30, 2017, our provision for income tax was $3.1 million and $7.0 million, respectively, compared to $0.8 million and $6.5 million for the three and nine months ended September 30, 2016, respectively. The increase of $2.3 in taxes for the third quarter of 2017 is commensurate with our increase in income for period as compared to the same period in 2016. Please see Note 5 to the Condensed Consolidated Financial Statements for additional information.

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

AIC includes all-in sustaining costs plus non-sustaining capital expenditures, exploration expense, and allocated corporate general and administrative expenses related to the Oaxaca Mining Unit.  Capital expenditures and exploration expenses related to projects in our Oaxaca Mining Unit are classified as non-sustaining. Exploration and capital expenditures to develop new properties outside our Oaxaca Mining Unit are excluded from this calculation.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total cash cost after by-product credits	$30	$8,126	$5,985	$20,226
Treatment and refining charges	(1,987)	(4,082)	(4,997)	(11,078)
By-product credits	18,043	8,668	38,580	25,250
Depreciation and amortization	3,762	3,189	10,271	9,049
Reclamation and remediation	36	48	101	139
Stock-based compensation allocated to production costs	37	55	66	172
Total mine cost of sales	$19,921	$16,004	$50,006	$43,758

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$18,073	$16,794	$44,565	$45,476
By-product credits (2)	(18,043)	(8,668)	(38,580)	(25,250)
Total cash cost after by-product credits	30	8,126	5,985	20,226
Sustaining capital expenditures	6,737	1,750	15,908	10,040
Total all-in sustaining cost	6,767	9,876	21,893	30,266
Non-sustaining capital expenditures	-	611	9	2,597
Non-sustaining general and administrative expenses	789	789	2,367	2,367
Non-sustaining exploration expense	447	488	1,052	1,095
Total all-in cost	$8,003	$11,764	$25,321	$36,325

Precious metal gold equivalent ounce sold (3)	10,573	13,054	32,932	39,460

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,709	$1,287	$1,353	$1,152
By-product credits per precious metal gold equivalent ounce sold	(1,707)	(664)	(1,172)	(641)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	2	623	181	511
Other sustaining expenditures per precious metal gold equivalent ounce sold	637	134	483	254
Total all-in sustaining cost per precious metal gold equivalent ounce sold	639	757	664	765
Non-sustaining expenditures per precious metal gold equivalent ounce sold	117	145	104	154
Total all-in cost per precious metal gold equivalent ounce sold	$756	$902	$768	$919

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,080	$959	$4,646	$3,384
Lead sales	3,263	1,704	7,565	4,755
Zinc sales	12,700	6,005	26,369	17,111
Total sales from by-products	$18,043	$8,668	$38,580	$25,250

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$197	$73	$141	$86
Lead sales	309	131	230	121
Zinc sales	1,201	460	801	434
Total by-product credits per precious metal gold ounces sold	$1,707	$664	$1,172	$641

Liquidity and Capital Resources

As of September 30, 2017, we had working capital of $23.3 million, consisting of current assets of $36.1 million and current liabilities of $12.8 million. This represents an increase of $3.0 million from the working capital balance of $20.3 million at December 31, 2016. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents increased $1.7 million to $15.8 million during the first nine months of 2017.

Net cash provided by operating activities of $23.5 million increased $6.0 million for the first nine months of 2017 compared to the same period in 2016, primarily due to an increase in net income.

Net cash used in investing activities of $20.6 million increased $8.4 million for the first nine months of 2017 compared to the same period in 2016 due to increased mine development in our Arista Mine and the purchase of additional mineral rights and equipment at our Nevada Mining Unit.

Net cash used in financing activities decreased $0.1 million for the first nine months of 2017 compared to the same period in 2016 primarily due to proceeds of the exercise of stock options and the early repayment of capital leases which occurred in 2016.

We believe that our liquidity and capital resources are adequate to fund our operations for the foreseeable future.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

Contractual Obligations

Please see Note 11 to the Condensed Consolidated Financial Statements.

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

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the average forward prices at the time of sale. The embedded derivative, which is the final settlement based on a future price, does not qualify for hedge accounting and the marked-to-market adjustments are recorded in net sales each period prior to final settlement. Please see Note 14 to the Condensed Consolidated Financial Statements for additional information.

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

There were no changes that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:Unregistered Sales of Equity Securities and Use of Proceeds

(a)

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During the first nine months of 2017 we did not repurchase any shares of our common stock on the open market.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the nine months ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended September 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: October 31, 2017		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: October 31, 2017		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer