Form 10-Q
period 2018-03-31
GOLD RESOURCE CORP
filed 2018-05-01
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,230,793 shares of common stock outstanding as of April 30, 2018.

GOLD RESOURCE CORPORATION

FORM 10-Q

References in this report to agreements to which Gold Resource Corporation is a party and the definition of certain terms from those agreements are not necessarily complete and are qualified by reference to the agreements. Readers should refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and other reports filed with the Securities and Exchange Commission and the exhibits filed or incorporated by reference therein.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,617	$22,390
Gold and silver rounds/bullion	3,826	3,812
Accounts receivable	1,642	2,884
Inventories, net	12,920	11,636
Prepaid expenses and other current assets	1,653	1,767
Total current assets	48,658	42,489
Property, plant and mine development, net	85,972	82,599
Deferred tax assets, net	6,828	6,854
Other non-current assets	914	981
Total assets	$142,372	$132,923
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,292	$6,904
Loan payable, current	574	568
Capital lease, current	388	382
Income taxes payable, net	2,776	1,944
Mining royalty taxes payable, net	3,375	2,359
Accrued expenses and other current liabilities	2,469	2,851
Total current liabilities	18,874	15,008
Reclamation and remediation liabilities	3,180	2,946
Loan payable, long-term	1,499	1,645
Capital lease, long-term	1,119	1,218
Total liabilities	24,672	20,817
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
57,230,793 and 56,916,484 shares outstanding at March 31, 2018 and December 31, 2017, respectively	57	57
Additional paid-in capital	115,007	114,584
Retained earnings	9,691	4,520
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	117,700	112,106
Total liabilities and shareholders' equity	$142,372	$132,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017
Sales, net	$32,151	$24,336
Mine cost of sales:
Production costs	15,535	11,335
Depreciation and amortization	3,493	2,556
Reclamation and remediation	203	29
Total mine cost of sales	19,231	13,920
Mine gross profit	12,920	10,416
Costs and expenses:
General and administrative expenses	2,354	1,812
Exploration expenses	1,185	822
Other expense, net	278	464
Total costs and expenses	3,817	3,098
Income before income taxes	9,103	7,318
Provision for income taxes	3,646	2,942
Net income	$5,457	$4,376
Net income per common share:
Basic	$0.10	$0.08
Diluted	$0.09	$0.08
Weighted average shares outstanding:
Basic	57,120,077	56,796,751
Diluted	57,911,299	57,991,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076
Adjustment to beginning retained earnings as a result of adoption of ASU 2016-16	-	-	-	(533)	-	-	(533)
Stock-based compensation	-	-	1,192	-	-	-	1,192
Stock options exercised	25,000	-	58	-	-	-	58
Common stock issued for vested restricted stock units	78,400	-	-	-	-	-	-
Common stock issued for the acquisition of mineral rights	246,210	-	1,300	-	-	-	1,300
Dividends declared	-	-	-	(1,137)	-	-	(1,137)
Net income	-	-	-	4,150	-	-	4,150
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Share-based compensation			236	-	-	-	236
Net stock options exercised	299,345	-	187	-	-	-	187
Common stock issued for vested restricted stock units	14,964	-	-	-	-	-	-
Dividends declared	-	-	-	(286)	-	-	(286)
Net income	-	-	-	5,457	-	-	5,457
Balance, March 31, 2018 (unaudited)	57,567,191	$57	$115,007	$9,691	$(5,884)	$(1,171)	$117,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,457	$4,376
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	412	1,296
Depreciation and amortization	3,652	2,663
Stock-based compensation	236	200
Other operating adjustments	(906)	407
Changes in operating assets and liabilities:
Accounts receivable	1,242	(1,129)
Inventories	(1,283)	339
Prepaid expenses and other current assets	868	(151)
Other noncurrent assets	65	1
Accounts payable and other accrued liabilities	2,726	1,578
Mining royalty and income taxes payable, net	1,489	(578)
Net cash provided by operating activities	13,958	9,002

Cash flows from investing activities:
Capital expenditures	(7,332)	(6,062)
Other investing activities	2	(78)
Net cash used in investing activities	(7,330)	(6,140)

Cash flows from financing activities:
Proceeds from the exercise of stock options	244	-
Dividends paid	(285)	(284)
Repayment of loan payable	(140)	-
Repayment of capital leases	(93)	-
Net cash used in financing activities	(274)	(284)

Effect of exchange rate changes on cash and cash equivalents	(127)	(105)
Net increase in cash and cash equivalents	6,227	2,473
Cash and cash equivalents at beginning of period	22,390	14,166
Cash and cash equivalents at end of period	$28,617	$16,639

Supplemental Cash Flow Information
Interest expense paid	$49	$13
Income and mining taxes paid	$730	$1,348
Non-cash investing activities:
(Decrease) increase in accrued capital expenditures	$(193)	$495
Common stock issued for the acquisition of mineral rights	$-	$1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

1. Basis of Preparation of Financial Statements

The interim Condensed Consolidated Financial Statements (“interim statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements.  Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively.  The guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  On January 1, 2018, the Company adopted the new accounting guidance to all contracts using the retrospective approach.    The adoption of this new guidance did not result in any changes to previously reported revenue amounts.  Please see Note 3 for more information.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2016-02 Leases (Topic 842). In February 2016, the FASB issued a new standard regarding leases. Lessees will be required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public companies, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company anticipates adopting the new guidance effective January 1, 2019.

The Company has begun its assessment of the new guidance and the impact it will have on the Consolidated Financial Statements and disclosures, and expects to complete its analysis in 2018. Management is still completing its assessment of the impacts; however, based on preliminary findings, the Company expects that the majority of its identified leases will be required to be reported on the Consolidated Balance Sheets.  Based on the preliminary assessment, the Company expects there will be minimal impacts to the Consolidated Statements of Operations. The Company expects to have an update to the impacts of the standard in the third quarter of 2018.

3. Revenue

The Company derives its revenue from the sale of doré and concentrate.  The following table presents the Company’s net sales disaggregated by source:

	Three months ended March 31,
	2018	2017
	(in thousands)
Doré sales, net
Gold	$1,909	$1,627
Silver	297	21
Less: Treatment and refining charges	(25)	(17)
Total doré sales, net	2,181	1,631
Concentrate sales
Gold	5,541	7,086
Silver	6,081	7,288
Copper	2,380	1,310
Lead	3,847	1,938
Zinc	13,384	6,056
Less: Treatment and refining charges	(1,834)	(1,508)
Total concentrate sales, net	29,399	22,170
Realized/unrealized embedded derivative, net	571	535
Total sales, net	$32,151	$24,336

Doré Revenue

Doré sales are recognized upon the satisfaction of performance obligations, which occurs when control of the doré transfers to the customer.  Transfer of control occurs once the customer takes possession of the doré.  Doré sales are recorded using quoted metal prices, net of treatment and refining charges.

Concentrates Revenue

Concentrate sales are initially recorded based on 100% of the provisional sales prices, net of treatment and refining charges, at the time of delivery to the customer as that is when performance obligations are satisfied and control of the product is transferred to the customer.   Until final settlement occurs, adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metals for the estimated month of settlement.  The changes in price between the provisional sales price and final sales price are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Changes in the prices of metals that the Company sells, as quoted on the London Bullion Market, between the delivery and final settlement dates will result in adjustments to revenues related to sales of concentrate previously recorded upon delivery. Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated with the buyer. These charges are estimated upon delivery of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from the Company’s initial estimates.

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the three months ended March 31, 2018 and 2017, the Company purchased nil ounces and 64.3 ounces, respectively, of gold bullion.

At March 31, 2018 and December 31, 2017, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2018			2017
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,904	$1,324	$2,521	1,905	$1,291	$2,459
Silver	80,160	$16.28	1,305	80,224	$16.87	1,353
Total holdings			$3,826			$3,812

5. Inventories, net

At March 31, 2018 and December 31, 2017, inventories, net consisted of the following:

	2018	2017
	(in thousands)
Stockpiles - underground mine	$1,612	$1,450
Stockpiles - open pit mine	82	101
Concentrates and doré	2,609	2,367
Materials and supplies (1)	8,617	7,718
Total	$12,920	$11,636

(1)	Net of reserve for obsolescence of $734 and $743, respectively.

6. Income Taxes

The Company recorded income tax expense of $3.6 million and $2.9 million for the three months ended March 31, 2018 and 2017, respectively.  The Company’s annualized effective rate differs from the U.S. corporate rate of 21% primarily due to differences in statutory rates for income and mining taxes in Mexico.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revised the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.  The Company has not revised any of the 2017 provisional estimates under SAB No. 118 and ASU No 2018-05.  The Company continues to gather information and is awaiting further guidance from the IRS, SEC and FASB on the Tax Act.

Mexico requires a 10% withholding tax on dividends to both residents and non-resident shareholders on all post-2013 earnings.  Dividends from earnings generated prior to 2014 were exempted from the new dividend withholding tax.  The Company plans to distribute post-2013 earnings from Mexico beginning in 2018.  According to the existing US – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met.  Based on the Company’s review of these requirements, it estimates it will pay a 5% withholding tax on dividends received from Mexico in 2018.  The impact of the planned annual dividends for 2018 is reflected in the estimated annual effective tax rate.

In 2015, the Mexican government approved a 2016 Federal Revenue Act that provides tax incentives, including tax credits on Mexican Excise Duty (a.k.a., IEPS), for the acquisition of combustible fossil fuels to be used in productive processes. The Company’s Mexican operations utilize a significant amount of diesel fuel for power generation that qualifies for such tax credits. These tax credits can be applied against income taxes payable, as well as other income tax withholdings during the year. In the three months ended March 31, 2018 and 2017, the Company recorded $1.1 million and $0.7 million, respectively, of fuel tax credits to offset production costs and such credits were applied against the income tax payable.

As of March 31, 2018, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At March 31, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	2018	2017
	(in thousands)
Advances to suppliers	$109	$163
Prepaid insurance	504	869
Vendor deposits	243	501
IVA taxes receivable, net	546	-
Other current assets	251	234
Total	$1,653	$1,767

8.  Property, Plant and Mine Development, net

At March 31, 2018 and December 31, 2017, property, plant and mine development, net consisted of the following:

	2018	2017
	(in thousands)
Asset retirement costs	$969	$1,079
Construction-in-progress	13,909	10,838
Furniture and office equipment	1,693	1,664
Land	242	242
Light vehicles and other mobile equipment	2,238	2,211
Machinery and equipment	23,127	22,916
Mill facilities and infrastructure	10,187	10,075
Mineral interests and mineral rights	17,958	17,658
Mine development	60,342	56,957
Software and licenses	1,659	1,678
Subtotal (1) (2)	132,324	125,318
Accumulated depreciation and amortization	(46,352)	(42,719)
Total	$85,972	$82,599

(1)	Includes $1.6 million of assets recorded under capital leases at March 31, 2018 and December 31, 2017. Please see Note 12 for additional information.
(2)	Includes accrued capital expenditures of $0.8 million and $1.0 million at March 31, 2018 and December 31, 2017, respectively.

The Company recorded depreciation and amortization expense of $3.7 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively.

9. Accrued Expenses and Other Current Liabilities

At March 31, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	2018	2017
	(in thousands)
Accrued insurance	$168	$662
Accrued royalty payments	2,142	1,805
Dividends payable	95	95
IVA taxes payable, net	-	274
Other payables	64	15
Total	$2,469	$2,851

10. Reclamation and Remediation

The Company’s reclamation and remediation obligations primarily relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2018 and year ended December 31, 2017:

	2018	2017
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,005	$1,907
Changes in estimate	-	10
Foreign currency exchange loss	143	88
Reclamation liabilities – balance at end of period	2,148	2,005

Asset retirement obligation – balance at beginning of period	941	518
Changes in estimate	-	366
Accretion expense	20	35
Foreign currency exchange loss	71	22
Asset retirement obligation – balance at end of period	1,032	941
Total period end balance	$3,180	$2,946

The Company’s reclamation and remediation obligations as of March 31, 2018 and December 31, 2017 were discounted using a discount rate of 8%.

11. Loan Payable

On August 8, 2017, the Company entered into a 48-month loan agreement in the amount of $2.4 million for the purchase of certain equipment.  The loan bears annual interest of 4.48%, is collateralized by the equipment, and requires monthly principal and interest payments of $0.05 million.  As of March 31, 2018, there is an outstanding balance of $2.1 million which approximates its fair value.  Scheduled minimum repayments are $0.5 million for the remainder of 2018, $0.6 million in 2019, $0.6 million in 2020, and $0.4 million in 2021. The Company is subject to a prepayment penalty, ranging from 1% to 3% of the outstanding loan balance at time of full repayment, depending on the time of repayment.

12. Capital Lease

The Company has a capital lease agreement for certain equipment.  The lease bears annual imputed interest of 5.95% and requires monthly principal, interest, and sales tax payments of $0.04 million.  Scheduled minimum annual payments as of March 31, 2018 are as follows (in thousands):

Year Ending December 31:
2018	$348
2019	461
2020	461
2021	397
Total minimum obligations	1,667
Interest portion	(160)
Present value of net minimum payments	1,507
Less: current portion	(388)
Non-current portion	$1,119

13. Commitments and Contingencies

Operating leases

The Company leases its office in Colorado Springs from a related party under a non-cancelable operating lease which expires in 2018. The Company also leases an office in Denver, Colorado consisting of approximately 2,500 square feet, which was renewed in 2015 and expires in 2018.  The Company’s Mexican subsidiary leases office space in Oaxaca City, Oaxaca. The subsidiary entered into a ten-year lease commencing January 1, 2012.  Future minimum lease payments under operating leases are as follows:

	Payments due by Period
	Total	2018	2019	2020	2021	2022 and Thereafter
	(in thousands)
Operating leases	$352	$119	$87	$74	$72	$-

Other Commitments

As of March 31, 2018, the Company has equipment purchase commitments aggregating approximately $3.4 million.

14. Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled deliveries. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on metal forward prices.  Please see Note 18 for additional information.

The following table summarizes the Company’s unsettled sales contracts as of March 31, 2018 with the quantities of metals under contract subject to final pricing occurring through June 2018:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	4,780	358,625	357	1,477	4,152
Average forward price (per ounce or tonne)	$1,334	$16.72	$6,986	$2,490	$3,404

15. Stock-Based Compensation

During 2016, the Company replaced its Amended and Restated Stock Option and Stock Grant Plan (the “Prior Plan”) with the Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan allows for the issuance of up to five million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, performance share units and performance cash.  Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the Prior Plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

During the three months ended March 31, 2018, a total of 14,964 restricted stock units (“RSUs”) vested and shares were issued with an intrinsic and a fair value of $0.1 million.

During the three months ended March 31, 2018, stock options to purchase an aggregate of 1,000,000 shares of the Company’s common stock were exercised at exercise prices ranging from $4.37 to $5.00 per share.  Of that amount, 945,000 of the options were exercised on a net exercise basis, resulting in 244,345 shares being delivered.  The remaining 55,000 options were exercised for cash.

Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Stock options	$174	$53
Restricted stock units	62	147
Total	$236	$200

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Production costs	$(8)	$14
General and administrative expenses	223	179
Exploration expense	21	7
Total	$236	$200

The Company sponsors a short-term incentive plan for its executive officers that provides the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). No amounts have been accrued as of March 31, 2018 related to the STIP.

16. Other Expense, net

Other expense, net, consisted of the following:

	Three months ended March 31,
	2018	2017
	(in thousands)
Unrealized currency exchange (gain) loss	$(1,026)	$598
Realized currency exchange loss	1,324	64
Unrealized gain from gold and silver rounds/bullion, net (1)	(18)	(304)
Loss on disposal of fixed assets	5	93
Other (income) expense	(7)	13
Total	$278	$464

(1)

Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.  For additional information regarding our fair value measurements and investments, please see Note 18.

17. Net Income per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.1 million and 2.8 million shares of common stock at weighted average exercise prices of $11.41 and $9.77 were outstanding at March 31, 2018 and 2017, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended March 31,
	2018	2017
Net income (in thousands)	$5,457	$4,376
Basic weighted average shares of common stock outstanding	57,120,077	56,796,751
Dilutive effect of share-based awards	791,222	1,194,882
Diluted weighted average common shares outstanding	57,911,299	57,991,633
Net income per share:
Basic	$0.10	$0.08
Diluted	$0.09	$0.08

18. Fair Value Measurement

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

	2018	2017	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$28,617	$22,390	Level 1
Gold and silver rounds/bullion	3,826	3,812	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	1,642	2,884	Level 2
	$34,085	$29,086

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

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At March 31, 2018 and December 31, 2017, the Company had an unrealized loss of $0.03 million and an unrealized gain of $0.4 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets.  Please see Note 14 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s consolidated statements of operations as shown in the following table:

	Three months ended March 31,
	2018	2017	Statement of Income Classification
	(in thousands)
Realized/unrealized derivative gain	$571	$535	Sales, net
Gold and silver rounds/bullion gain	$16	$302	Other expense, net
Investment loss	$-	$1	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives (in thousands).

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended March 31, 2018
Realized gain (loss)	$14	$(53)	$53	$(5)	$991	$1,000
Unrealized gain (loss)	$100	$149	$(100)	$(23)	$(555)	$(429)

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended March 31, 2017
Realized (loss) gain	$(48)	$(46)	$14	$36	$43	$(1)
Unrealized gain	$170	$227	$26	$58	$55	$536

19. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows for the three months ended March 31, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
Unrealized gain on gold and silver rounds/bullion	$(18)	$(304)
Unrealized foreign currency exchange (gain) loss	(1,026)	598
Loss on disposition of fixed assets	5	93
Other	133	20
Total other operating adjustments	$(906)	$407

20. Segment Reporting

The Company has organized its operations into two geographic regions. The geographic regions include Oaxaca, Mexico and Nevada, U.S.A. and represent the Company’s operating segments. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.  The Company’s business activities that are not considered operating segments are included in Corporate and Other.

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended March 31, 2018
Revenue	$32,151	$-	$-	$32,151
Exploration expense	496	651	38	1,185
Net income (loss)	8,588	(708)	(2,423)	5,457
Capital expenditures (1)	5,872	1,267	-	7,139

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended March 31, 2017
Revenue	$24,336	$-	$-	$24,336
Exploration expense	378	404	40	822
Net income (loss)	3,018	(412)	1,770	4,376
Capital expenditures (2)	5,057	2,794	6	7,857

(1)	Includes a decrease in accrued capital expenditures of $193; consolidated capital expenditures on a cash basis were $7,332.

(2)	Includes an increase in accrued capital expenditures of $495 and non-cash additions of $1,300; consolidated capital expenditures on a cash basis were $6,062.

Total asset balances, excluding intercompany balances at March 31, 2018 and December 31, 2017 are as follows:

	2018	2017
	(in thousands)
Mexico	$98,119	$87,739
Nevada	27,003	25,741
Corporate and Other	17,250	19,443
Consolidated	$142,372	$132,923

Revenue Concentration

During the three months ended March 31, 2018 and 2017, one customer accounted for 94% and 93%, respectively, of the Company’s revenue.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2018 and compares those results to the three months ended March 31, 2017.  It also analyzes our financial condition at March 31, 2018 and compares it to our financial condition at December 31, 2017. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2017 contained in our annual report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila and Alta Gracia Projects within our Oaxaca Mining Unit. Our processing facilities at the Aguila Project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc, and from the Mirador underground mine, which contains gold and silver. Additionally, we are focused on exploration and advancement of our Nevada properties, including our Isabella Pearl Project which is in advanced stages of engineering and permitting.

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

Highlights

Highlights for the first quarter of 2018 are summarized below and discussed further in our Results of Operations:

•	Our cash balance increased to $28.6 million at March 31, 2018;
•	We purchased the County Line property, furthering our land holdings in our Nevada Mining Unit;
•	Our net income was $5.5 million or $0.10 per share;
•	Total cash cost after by-product credits per precious metal gold equivalent ounce sold was a negative $316;
•	Total all-in sustaining cost per precious metal gold equivalent ounce sold was $347.

Exploration and Development Activities

Exploration activities are performed on our portfolio of exploration properties in Oaxaca, Mexico and Nevada, U.S.A. All of the properties that make up our Oaxaca Mining Unit are located along what is known as the San Jose structural corridor in the Sierra Madre, which runs north 70 degrees west. Our properties comprise 55 kilometers of this structural corridor which spans three historic mining districts in Oaxaca. Our Nevada Mining Unit properties are in the Walker Lane Mineral Belt which is known for its significant and high-grade gold-silver production from current and historic mines.  Our Nevada properties are in close proximity to each other for potential equipment and manpower synergies of future operations.

Oaxaca Mining Unit, Mexico

The Aguila Project: Our mine activities during the first quarter of 2018 continued to focus on development and ore extraction from the Arista and Switchback vein systems. Exploration activities during the quarter mainly focused on underground exploration drilling at the Switchback vein system in the Arista Mine. The Switchback drilling program continued to target further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization. The Switchback vein system remains open on strike and vertical extent. Also during the first quarter, we completed underground drilling on a new high-grade ore-shoot in the Arista vein system. Eight underground diamond drill holes totaling 3,154 meters were completed at the Aguila Project during the first quarter of 2018.

Alta Gracia property: Mirador Mine development and access to previously identified mineralization continued during the first quarter of 2018. Exploration activities during the quarter included surface and underground geological mapping and sampling along with detailed topographic surveying in the historic mining areas at Alta Gracia. This new information along with previous drilling results will be used as a guide for follow-up drilling planned during 2018.

Margaritas property: During the first quarter of 2018, surface and underground geological mapping and sampling along with detailed topographic surveying was conducted in the historic mining areas at Margaritas. Interpretation of results from this work along with previous surface drilling, geological mapping and rock chip channel sampling will be used for preparation of a future surface drilling program.

Nevada Mining Unit, U.S.A.

Isabella Pearl Project: Project permitting continued during the first quarter of 2018. Our goal remains to advance the project into production at the earliest possible date, subject to permit timing, funding, and construction timeline. We are targeting the production of gold doré from a potential open pit heap leach operation. We have received Nevada Department of Environmental Protection approvals and are now awaiting the Bureau of Land Management regulatory permit approvals to move the project forward. Exploration work during the quarter included integration of historical data, especially to the northeast and northwest, which are adjacent to and along strike of the Isabella Pearl deposit currently targeted for development.

On April 19, 2018, we announced the completion of our initial report on the reserve estimate and feasibility study for the Isabella Pearl Project with an effective date of December 31, 2017, confirming the existence of proven and probable reserves as defined in Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission (“SEC”).

As of December 31, 2017, our estimate of Proven and Probable (“P&P”) reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Gold Ounces	Silver Ounces
Isabella Pearl Project
Proven	590,500	5.44	37	103,300	697,900
Probable	2,104,000	1.32	6	89,300	431,200
Isabella Pearl Project Total	2,694,500	2.22	13	192,600	1,129,100

Notes to the Isabella Pearl P&P reserves:

1.	Metal prices used for P&P reserves were $1,222 per ounce of gold and $16.62 per ounce of silver. These prices reflect the three-year trailing average prices for gold and silver.
2.	The quantities of material within the designed pits were calculated using a cutoff grade of 0.61 Au g/t for Crushed ore and 0.38 Au g/t for Run-of-Mine (ROM) ore.
3.	Mining, processing, energy, administrative and smelting/refining costs were based on first quarter 2018 cost estimates used for the Isabella Pearl Project feasibility study.
4.	Metallurgical gold recovery assumptions used were 81% for Crushed ore and 60% for ROM ore. These recoveries reflect predicted average recoveries from metallurgical test programs
5.	Silver is an economic mineral of interest but only a minor amount will be recovered. Silver recoveries were not considered in the Isabella Pearl Project feasibility study.
6.	P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates

Our P&P Reserve estimates were prepared by our technical staff under the direction of Barry Devlin, Vice President of Exploration.  Mr. Devlin holds a Bachelor of Science degree with honors in Geology, 1981, and a Masters in Geology, 1987, from the University of British Columbia, Vancouver, Canada. He is also a Professional Geologist registered with the Association of Professional Engineers and Geoscientists of British Columbia.

For a description of the key assumptions, parameters and methods used to estimate the Isabella Pearl P&P Reserves included in this report, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, socio-political, marketing or other factors, please see the Isabella Pearl reserves and feasibility report to be posted on our website (http://www.goldresourcecorp.com) in the near future.

Mina Gold property: During the first quarter of 2018, we prepared a surface drilling program targeting expansion to depth of known surface high-grade gold mineralization on our patented claims.  This reverse circulation drilling program commenced in April.

Gold Mesa property: Reverse circulation drilling resumed at Gold Mesa during the first quarter of 2018. The program continued to target expansion of several areas of surface and near surface high-grade gold mineralization discovered during previous drilling programs.  During the quarter, thirty-eight holes totaling 2,518 meters were drilled on the Gold Mesa property.

East Camp Douglas property:  We continued to review historical geological, exploration and mining data on the East Camp Douglas property during the first quarter of 2018. Exploration activities included examinations and surveying of the historic mine workings in the Cerro Duro mine area and historic drill collars.

County Line property:    On March 12, 2018, we purchased the County Line property for cash of $0.3 million.  The property is located in close proximity to our other Nevada properties in central Nevada’s Walker Lane Mineral Belt in Mineral and Nye counties. In addition, we staked additional unpatented claims around the property to strengthen the land position and exploration potential. The total land package is 2,320 acres consisting of 116 unpatented lode mining claims and one unpatented placer mining claim. Review of historical geological, exploration and mining data along with initial field investigations are currently underway at the County Line property targeting a future initial surface drilling program.

Results of Operations

The following table summarizes our results of operations:

	Three months ended March 31,
	2018	2017
	(in thousands)
Sales, net	$32,151	$24,336
Mine gross profit	12,920	10,416
General and administrative expenses	2,354	1,812
Exploration expenses	1,185	822
Other expense	278	464
Income before income taxes	9,103	7,318
Provision for income taxes	3,646	2,942
Net income	$5,457	$4,376

Sales, net

Net sales of $32.2 million for the first quarter of 2018 increased by $7.8 million, or 32%, when compared to the same period in 2017. The increase was primarily a result of higher volume and prices for base metals and higher sales prices for gold.  For the three months ended March 31, 2018, average realized prices for gold and base metals increased from the same period in 2017 as follows: gold by 10% to $1,342 per ounce, copper by 22% to $7,156 per tonne, lead by 9% to $2,573 per tonne, and zinc by 34% to $3,805 per tonne.  During the same period, the average metal price for silver decreased by 4% from 2017 prices.

Please see the Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

For the first quarter of 2018, gold and silver production were 6,647 ounces and 425,884 ounces, respectively, as compared to 6,747 and 427,890 ounces over the same period in 2017.  During the same period, gold and silver grades for the Arista Mine decreased by 29% and 43%, respectively, from the same period in 2017, as a function of the particular areas of the mine we are extracting, specifically mining the deepest mineralization at the Switchback vein system.  In the future, we plan to mine upwards towards higher-grade areas of the vein system.  Offsetting the lower precious metal grades and recoveries was higher mill throughput, which contributed to a higher overall base metal production.

Ore grades in the Arista Mine vary depending on the mining locations and mining techniques being utilized during a particular quarter or quarters.  Our gold recoveries in the first quarter of 2018 at the Arista Mine decreased by 11% as a result of a change in the metallurgical response of the mill feed in the quarter. The different response is related in part to Switchback ore characteristics. We are actively working on a response to this change and expect to return to previous gold recovery levels in the future.

Aguila Open Pit production during the first quarter of 2018 as compared to 2017 was reduced to take advantage of higher ore production capability from the Arista Mine.

Mirador Mine production from our Alta Gracia project was primarily development ore. We expect to see higher grades and recoveries when we begin production stoping.

During the quarter ended March 31, 2018, we processed a total 1,636 ore tonnes per day compared to 1,206 ore tonnes processed per day for the same period in 2017, representing an increase of 36%.  During the quarter, the agitated leach plant was ore feed from both the Aguila Open Pit and the Mirador Mine representing 6% of combined milled tonnage. Gold and silver production in the form of doré represented an additional 5% and 6% of gold and silver production, respectively.  Going forward, we expect to optimize the production and milling schedules between the Aguila Open Pit and Mirador Mine.

On a precious metal gold equivalent basis, our mill production totaled 11,909 ounces for the first three months of 2018, compared to 12,837 ounces for the same period of 2017. Please see the Production Statistics table below for additional information regarding our mineral production and sales statistics.

During the three months ended March 31, 2018, we sold 5,563 gold ounces and 381,366 silver ounces at a total cash credit per ounce, after by-product credits, of $316 as a result of strong base metal sales during the quarter. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Production Statistics table summarizes certain information about our mining operations for the periods indicated:

	Three months ended March 31,
	2018	2017
Arista Underground Mine
Milled
Tonnes Milled	130,789	72,609
Grade
Average Gold Grade (g/t)	1.92	2.69
Average Silver Grade (g/t)	106	187
Average Copper Grade (%)	0.39	0.39
Average Lead Grade (%)	1.63	1.59
Average Zinc Grade (%)	4.41	4.28
Recoveries
Average Gold Recovery (%)	78	89
Average Silver Recovery (%)	91	93
Average Copper Recovery (%)	75	78
Average Lead Recovery (%)	76	80
Average Zinc Recovery (%)	83	85
Aguila Open Pit
Milled
Tonnes Milled	5,108	28,721
Grade
Average Gold Grade (g/t)	2.16	1.73
Average Silver Grade (g/t)	45	30
Recoveries
Average Gold Recovery (%)	84	73
Average Silver Recovery (%)	86	82
Alta Gracia
Milled
Tonnes Milled	3,192	-
Grade
Average Gold Grade (g/t)	1.16	-
Average Silver Grade (g/t)	182	-
Recoveries
Average Gold Recovery (%)	60	-
Average Silver Recovery (%)	82	-
Combined
Tonnes milled	139,089	101,330
Tonnes Milled per Day (1)	1,636	1,206
Mill production (before payable metal deductions) (2)
Gold (ozs.)	6,647	6,747
Silver (ozs.)	425,884	427,890
Copper (tonnes)	385	220
Lead (tonnes)	1,615	927
Zinc (tonnes)	4,793	2,644
Precious metal gold equivalent ounces produced (mill production) (2)
Gold Ounces	6,647	6,747
Gold Equivalent Ounces from Silver	5,262	6,090
Total Precious Metal Gold Equivalent Ounces	11,909	12,837

(1)	Based on actual days the mill operated during the period.
(2)

Mill production represents metal contained in concentrates produced at the mill, which is before payable metal deductions are levied by the buyer of our concentrates. Payable metal deduction quantities are defined in our contracts with the buyer and represent an estimate of metal contained in the concentrates which the buyer deducts from payment. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates that are shipped, and those contained metal estimates are derived from sampling methods and assaying throughout the mill production process. We monitor these differences to ensure that precious metal mill production quantities are materially correct.

The following Sales Statistics table summarizes certain information about our combined mining operations for the periods indicated:

	Three months ended March 31,
	2018	2017

Metal sold
Gold (ozs.)	5,563	7,133
Silver (ozs.)	381,366	420,236
Copper (tonnes)	340	225
Lead (tonnes)	1,493	839
Zinc (tonnes)	3,778	2,149
Average metal prices realized (1)
Gold ($ per oz.)	1,342	1,215
Silver ($ per oz.)	16.58	17.29
Copper ($ per tonne)	7,156	5,871
Lead ($ per tonne)	2,573	2,351
Zinc ($ per tonne)	3,805	2,839
Precious metal gold equivalent ounces sold
Gold Ounces	5,563	7,133
Gold Equivalent Ounces from Silver	4,712	5,981
Total Precious Metal Gold Equivalent Ounces	10,275	13,114
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (2)	$1,694	$980
Total cash (credit) cost after by-product credits per precious metal gold equivalent ounce sold (2) (3)	$(316)	$263
Total all-in sustaining cost per precious metal gold equivalent ounce sold (2)	$347	$672
Total all-in cost per precious metal gold equivalent ounce sold (2)	$395	$701

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(2)	For a reconciliation of this non-GAAP measure to total mine cost of sales, which is the most comparable U.S. GAAP measure, please see Non-GAAP Measures.
(3)	Total cash (credit) cost was significantly affected by unusually high base metals sales as compared to precious metals sales.

Other Financial Results

Mine gross profit. For the three months ended March 31, 2018, mine gross profit increased by $2.5 million or 24%, compared to the same period in 2017. The increase was due to increased metals sales as a result of higher realized gold and base metal prices and a significant increase in base metal production.

General and administrative expenses. For the quarter ended March 31, 2018, general and administrative expenses totaled $2.4 million as compared to $1.8 million for the same period in 2017.  The increase of $0.6 million was primarily due to higher legal and accounting fees.

Exploration expenses. For the three months ended March 31, 2018, exploration expenses totaled $1.2 million as compared to $0.8 million for the three months ended March 31, 2017.  The $0.4 million increase was primarily the result of increased spending at our Isabella Pearl property and drilling at our Gold Mesa property.

Other expense.  For the three months ended March 31, 2018, we recorded other expense of $0.3 million as compared to other expense of $0.5 million for the three months ended March 31, 2017. The $0.2 million change in three months ended March 31, 2018 was a result of a decrease in foreign currency losses as the Mexican peso weakened in 2018 as compared to 2017.  Please see Note 16 to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.  For the three months ended March 31, 2018, our provision for income taxes was $3.6 million as compared to $2.9 million for the same period in 2017. The increase of $0.7 million for the first quarter of

2018 is commensurate with our increase in income for period as compared to the same period in 2017. Please see Note 6 to the Condensed Consolidated Financial Statements for additional information.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures which we believe will assist with understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before by-product credits per ounce, total cash cost (credit) after by-product credits per ounce, total all-in sustaining cost per ounce (“AISC”) and all-in cost per ounce (“AIC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation, or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP, nor are they indicative of future performance.

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

Total cash cost (credit) after by-product credits includes total cash cost before by-product credits less by-product credits, or revenues earned from base metals.

AISC includes total cash cost (credit) after by-product credits plus other costs related to sustaining production, including sustaining allocated general and administrative expenses and sustaining capital expenditures. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan.

AIC includes all-in sustaining costs plus non-sustaining capital expenditures and exploration expense related to the Oaxaca Mining Unit.  Exploration and capital expenditures to develop new properties outside our Oaxaca Mining Unit are excluded from this calculation.

Cash cost before by-product credits per ounce, total cash cost (credit) after by-product credits per ounce, AISC and AIC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by precious metal gold equivalent ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2018	2017
	(in thousands)
Total cash (credit) cost after by-product credits	$(3,248)	$3,449
Treatment and refining charges	(1,859)	(1,525)
By-product credits	20,650	9,397
Depreciation and amortization	3,492	2,556
Reclamation and remediation	204	29
Share-based compensation allocated to production costs	(8)	14
Total mine cost of sales	$19,231	$13,920

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended March 31,
	2018	2017
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$17,402	$12,846
By-product credits (2)	(20,650)	(9,397)
Total cash (credit) cost after by-product credits	(3,248)	3,449
Sustaining capital expenditures	6,064	4,572
Sustaining general and administrative expenses	744	789
Total all-in sustaining cost	3,560	8,810
Non-sustaining exploration expense	496	378
Total all-in cost	$4,056	$9,188

Precious metal gold equivalent ounces sold (3)	10,275	13,114

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,694	$980
By-product credits per precious metal gold equivalent ounce sold	(2,010)	(717)
Total cash (credit) cost after by-product credits per precious metal gold equivalent ounce sold	(316)	263
Other sustaining expenditures per precious metal gold equivalent ounce sold	663	409
Total all-in sustaining cost per precious metal gold equivalent ounce sold	347	672
Non-sustaining expenditures per precious metal gold equivalent ounce sold	48	29
Total all-in cost per precious metal gold equivalent ounce sold	$395	$701

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended March 31,
	2018	2017
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,433	$1,324
Lead sales	3,842	1,974
Zinc sales	14,375	6,099
Total sales from by-products(1)	$20,650	$9,397

(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 18 to the Condensed Consolidated Financial Statements for additional information.

Amount
	Three months ended March 31,
	2018	2017
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$237	$101
Lead sales	374	151
Zinc sales	1,399	465
Total by-product credits per precious metal gold ounces sold	$2,010	$717

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of $29.8 million, consisting of current assets of $48.7 million and current liabilities of $18.9 million. This represents an increase of $2.3 million from the working capital balance of $27.5 million at December 31, 2017. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents increased $6.2 million to $28.6 million during the first three months of 2018.

Net cash provided by operating activities of $14.0 million increased $5.0 million for the first three months of 2018 compared to the same period in 2017, primarily due to an increase in net income and changes in operating assets and liabilities.

Net cash used in investing activities of $7.3 million increased $1.2 million for the first three months of 2018 compared to the same period in 2017 due to increased mine development in our Arista Mine and the purchase of the County Line property in our Nevada Mining Unit.

Net cash used in financing activities remained consistent at $0.3 million for both the three months ended March 31, 2018 and 2017.

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

To provide financial flexibility, on April 3, 2018, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent will act as our sales agent with respect to the offer and sale from time to time of our shares having an aggregate gross sales price of up to $75.0 million (the “Shares”).  The ATM Agreement will remain in full force and effect until the earlier of April 3, 2021, or the date that the ATM Agreement is terminated in accordance with the terms therein. No sales have been made pursuant to the ATM Agreement as of April 30, 2018.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

Contractual Obligations

The following table represents a summary of our contractual obligations at March 31, 2018, except short-term purchase order commitments arising in the ordinary course of business:

	Payments due by Period
	Total	2018	2019	2020	2021	2022 and Thereafter
	(in thousands)
On-balance sheet
Loan payable	$2,073	$428	$594	$621	$430	$-
Capital lease obligation	1,507	289	404	427	387	-
	3,580	717	998	1,048	817	-
Off-balance sheet
Interest on loan payable	166	63	62	34	7	-
Interest on capital lease obligation	158	57	57	34	10	-
Operating lease obligations	352	119	87	74	72	-
Equipment purchase obligations	3,432	3,432	-	-	-	-
	4,108	3,671	206	142	89	-
	$7,688	$4,388	$1,204	$1,190	$906	$-

Critical Accounting Estimates

There have been no changes in our critical accounting estimates since December 31, 2017.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2017, and the following:

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

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement.  Changes in the prices of metals between the delivery and final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon delivery. Please see Note 14 to the Condensed Consolidated Financial Statements for additional information.

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

There were no changes that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: May 1, 2018		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: May 1, 2018		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer