Form 10-Q
period 2018-06-30
GOLD RESOURCE CORP
filed 2018-07-31
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,592,052 shares of common stock outstanding as of July 30, 2018.

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

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,645	$22,390
Gold and silver rounds/bullion	3,664	3,812
Accounts receivable	1,727	2,884
Inventories, net	12,542	11,636
Prepaid expenses and other current assets	1,661	1,767
Total current assets	46,239	42,489
Property, plant and mine development, net	91,124	82,599
Deferred tax assets, net	7,951	6,854
Other non-current assets	835	981
Total assets	$146,149	$132,923
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,798	$6,904
Loan payable, current	581	568
Capital lease, current	393	382
Income taxes payable, net	1,179	1,944
Mining royalty taxes payable, net	1,554	2,359
Accrued expenses and other current liabilities	3,018	2,851
Total current liabilities	18,523	15,008
Reclamation and remediation liabilities	2,961	2,946
Loan payable, long-term	1,351	1,645
Capital lease, long-term	1,019	1,218
Total liabilities	23,854	20,817
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
57,592,052 and 56,916,484 shares outstanding at June 30, 2018 and December 31, 2017, respectively	58	57
Additional paid-in capital	116,135	114,584
Retained earnings	13,157	4,520
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	122,295	112,106
Total liabilities and shareholders' equity	$146,149	$132,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Sales, net	$30,768	$21,391	$62,919	$45,727
Mine cost of sales:
Production costs	17,579	12,177	33,114	23,512
Depreciation and amortization	3,579	3,953	7,072	6,509
Reclamation and remediation	89	35	292	64
Total mine cost of sales	21,247	16,165	40,478	30,085
Mine gross profit	9,521	5,226	22,441	15,642
Costs and expenses:
General and administrative expenses	2,225	1,675	4,579	3,487
Exploration expenses	1,251	1,136	2,436	1,958
Other expense, net	510	609	788	1,073
Total costs and expenses	3,986	3,420	7,803	6,518
Income before income taxes	5,535	1,806	14,638	9,124
Provision for income taxes	1,781	942	5,427	3,884
Net income	$3,754	$864	$9,211	$5,240
Net income per common share:
Basic	$0.07	$0.02	$0.16	$0.09
Diluted	$0.06	$0.02	$0.16	$0.09
Weighted average shares outstanding:
Basic	57,315,472	56,839,823	57,218,389	56,818,406
Diluted	58,314,123	57,375,938	58,153,350	57,744,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076
Adjustment to beginning retained earnings as a result of adoption of ASU 2016-16	-	-	-	(533)	-	-	(533)
Stock-based compensation	-	-	1,192	-	-	-	1,192
Stock options exercised	25,000	-	58	-	-	-	58
Common stock issued for vested restricted stock units	78,400	-	-	-	-	-	-
Common stock issued for the acquisition of mineral rights	246,210	-	1,300	-	-	-	1,300
Dividends declared	-	-	-	(1,137)	-	-	(1,137)
Net income	-	-	-	4,150	-	-	4,150
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Share-based compensation			485	-	-	-	485
Net stock options exercised	660,604	1	1,066	-	-	-	1,067
Common stock issued for vested restricted stock units	14,964	-	-	-	-	-	-
Dividends declared	-	-	-	(574)	-	-	(574)
Net income	-	-	-	9,211	-	-	9,211
Balance, June 30, 2018 (unaudited)	57,928,450	$58	$116,135	$13,157	$(5,884)	$(1,171)	$122,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,211	$5,240
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(1,134)	1,097
Depreciation and amortization	7,386	6,727
Stock-based compensation	485	383
Other operating adjustments	364	148
Changes in operating assets and liabilities:
Accounts receivable	1,157	(646)
Inventories	(897)	(1,049)
Prepaid expenses and other current assets	7	1,086
Other noncurrent assets	134	25
Accounts payable and other accrued liabilities	4,564	2,324
Mining royalty and income taxes payable, net	(1,815)	(1,316)
Net cash provided by operating activities	19,462	14,019

Cash flows from investing activities:
Capital expenditures	(15,108)	(10,818)
Other investing activities	4	(187)
Net cash used in investing activities	(15,104)	(11,005)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,124	-
Dividends paid	(571)	(568)
Repayment of loan payable	(281)	-
Repayment of capital leases	(189)	(1)
Net cash provided by (used in) financing activities	83	(569)

Effect of exchange rate changes on cash and cash equivalents	(186)	(201)
Net increase in cash and cash equivalents	4,255	2,244
Cash and cash equivalents at beginning of period	22,390	14,166
Cash and cash equivalents at end of period	$26,645	$16,410

Supplemental Cash Flow Information
Interest expense paid	$94	$13
Income and mining taxes paid	$6,298	$2,369
Non-cash investing activities:
Increase in accrued capital expenditures	$918	$4,328
Equipment purchased under capital leases	$-	$21
Common stock issued for the acquisition of mineral rights	$-	$1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1. Basis of Preparation of Financial Statements

The interim Condensed Consolidated Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements.  Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (Topic 606). On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively.  The guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  On January 1, 2018, the Company adopted the new accounting guidance for all contracts using the retrospective approach.    The adoption of this new guidance did not result in any changes to previously reported revenue amounts.  Please see Note 3 for more information.

In March 2018, the Company adopted Accounting Standards Update No. 2018-05—Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act was signed into law. Please see Note 6 for additional information.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2016-02—Leases (Topic 842). In February 2016, the FASB issued a new standard regarding leases. Lessees will be required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public entities, this means an adoption date of January 1, 2019. Early adoption is permitted. The Company anticipates adopting the new guidance effective January 1, 2019.

The Company has begun its assessment of the new guidance and the impact it will have on the consolidated financial statements and disclosures and expects to complete its analysis in 2018. Management is still completing its assessment of the impacts; however, based on preliminary findings, the Company expects that the majority of its identified leases will be required to be reported on the Consolidated Balance Sheets.  Based on the preliminary assessment, the Company expects there will be minimal impacts to the Consolidated Statements of Operations. The Company expects to have an update to the impacts of the standard in the third quarter of 2018.

Accounting Standards Update No. 2018-07—Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”). In June 2018, the FASB issued new guidance regarding accounting for stock compensation.  The new guidance expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public entities beginning December 1, 2019, with early adoption permitted, but no earlier than the adoption of ASC 606. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

3. Revenue

The Company derives its revenue from the sale of doré and concentrate.  The following table presents the Company’s net sales disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Doré sales, net
Gold	$1,722	$1,435	$3,631	$3,062
Silver	472	21	769	42
Less: Refining charges	(38)	(5)	(63)	(22)
Total doré sales, net	2,156	1,451	4,337	3,082
Concentrate sales
Gold	5,396	4,514	10,937	11,600
Silver	8,803	5,604	14,884	12,892
Copper	2,638	1,219	5,018	2,529
Lead	3,498	2,316	7,345	4,254
Zinc	11,841	7,790	25,225	13,846
Less: Treatment and refining charges	(1,261)	(1,479)	(3,095)	(2,987)
Total concentrate sales, net	30,915	19,964	60,314	42,134
Realized/unrealized embedded derivative, net	(2,303)	(24)	(1,732)	511
Total sales, net	$30,768	$21,391	$62,919	$45,727

Doré Revenue

Doré sales are recognized upon the satisfaction of performance obligations, which occurs when control of the doré transfers to the customer.  Transfer of control occurs once the customer takes possession of the doré.  Doré sales are recorded using quoted metal prices, net of refining charges.

Concentrates Revenue

Concentrate sales are initially recorded based on 100% of the provisional sales prices, net of treatment and refining charges, at the time of delivery to the customer at which point the performance obligations are satisfied and control of the product is transferred to the customer.   Adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metals until final settlement occurs.  The changes in price between the provisional sales price and final sales price are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate. Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated with the buyer. These charges are estimated upon delivery of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from the Company’s initial estimates.

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the six months ended June 30, 2018 and 2017, the Company purchased nil ounces and 151.55 ounces, respectively, of gold bullion.

At June 30, 2018 and December 31, 2017, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2018			2017
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,904	$1,250	$2,380	1,905	$1,291	$2,459
Silver	80,099	$16.03	1,284	80,224	$16.87	1,353
Total holdings			$3,664			$3,812

5. Inventories, net

At June 30, 2018 and December 31, 2017, inventories, net consisted of the following:

	2018	2017
	(in thousands)
Stockpiles - underground mine	$1,165	$1,450
Stockpiles - open pit mine	132	101
Concentrates and doré	2,123	2,367
Materials and supplies (1)	9,122	7,718
Total	$12,542	$11,636

(1)	Net of reserve for obsolescence of $734 and $743, respectively.

6. Income Taxes

The Company recorded income tax expense of $1.8 million and $5.4 million for the three and six months ended June 30, 2018, respectively.  For the three and six months ended June 30, 2017, the Company recorded income tax expense of $0.9 million and $3.9 million, respectively.  The Company’s annualized effective rate differs from the U.S. corporate rate of 21% primarily due to differences in statutory rates for income and mining taxes in Mexico.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revised the U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.  The Company has not revised any of the 2017 provisional estimates under SAB No. 118 and ASU No 2018-05.  The Company continues to gather information and is awaiting further guidance from the IRS, SEC and FASB on the Tax Act.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends to foreign parent companies on all post-2013 earnings.  Dividends from earnings generated prior to 2014 were exempted from the new dividend withholding tax. The Company plans to distribute post-2013 earnings from Mexico beginning in 2018.  According to the existing

U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met.  Based on the Company’s review of these requirements, it estimates it will pay a 5% withholding tax on dividends received from Mexico in 2018.  The impact of the planned annual dividends for 2018 is reflected in the estimated annual effective tax rate.

In 2015, the Mexican government approved a 2016 Federal Revenue Act that provides tax incentives, including tax credits on Mexican Excise Duty (a.k.a., IEPS), for the acquisition of combustible fossil fuels to be used in productive processes. The Company’s Mexican operations utilize a significant amount of diesel fuel for power generation that qualifies for such tax credits. These tax credits can be applied against income taxes payable, as well as other income tax withholdings during the year. In the three and six months ended June 30, 2018, the Company recorded $1.1 million and $2.1 million, respectively, of fuel tax credits.  For the three and six months ended June 30, 2017, the Company recorded $0.9 million and $1.6 million, respectively, of fuel tax credits.  These fuel tax credits were used to offset production costs and such credits were applied against the income tax payable.

As of June 30, 2018, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At June 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	2018	2017
	(in thousands)
Advances to suppliers	$423	$163
Prepaid insurance	665	869
Vendor deposits	224	501
IVA taxes receivable, net	111	-
Other current assets	238	234
Total	$1,661	$1,767

8. Property, Plant and Mine Development, net

At June 30, 2018 and December 31, 2017, property, plant and mine development, net consisted of the following:

	2018	2017
	(in thousands)
Asset retirement costs	$969	$1,079
Construction-in-progress (1)	17,844	10,838
Furniture and office equipment	1,711	1,664
Land	242	242
Light vehicles and other mobile equipment	2,244	2,211
Machinery and equipment	23,960	22,916
Mill facilities and infrastructure	10,817	10,075
Mineral interests and mineral rights	17,958	17,658
Mine development	63,760	56,957
Software and licenses	1,659	1,678
Subtotal (2) (3)	141,164	125,318
Accumulated depreciation and amortization	(50,040)	(42,719)
Total	$91,124	$82,599

(1)	Includes Isabella Pearl asset and development costs of $11.3 million and $7.4 million at June 30, 2018 and December 31, 2017, respectively.
(2)	Includes $1.6 million of assets recorded under capital leases at June 30, 2018 and December 31, 2017. Please see Note 12 for additional information.
(3)	Includes accrued capital expenditures of $2.0 and $1.0 million at June 30, 2018 and December 31, 2017, respectively.

During three months ended June 30, 2018, the Company commenced development and construction of the mine and processing facilities at its Isabella Pearl property. As result of this decision, the Company began capitalizing development and construction costs associated with Isabella Pearl.

The Company recorded depreciation and amortization expense of $3.7 million and $7.4 million for the three and six months ended June 30, 2018, respectively.  For the three and six months ended June 30, 2017, the Company recorded $4.0 million and $6.7 million, respectively.

9. Accrued Expenses and Other Current Liabilities

At June 30, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	2018	2017
	(in thousands)
Accrued insurance	$88	$662
Accrued royalty payments	2,585	1,805
Dividends payable	96	95
IVA taxes payable, net	-	274
Other payables	249	15
Total	$3,018	$2,851

10. Reclamation and Remediation

The Company’s reclamation and remediation obligations primarily relate to the Aguila Project. The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2018 and year ended December 31, 2017:

	2018	2017
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,005	$1,907
Changes in estimate	-	10
Foreign currency exchange (gain) loss	(15)	88
Reclamation liabilities – balance at end of period	1,990	2,005

Asset retirement obligation – balance at beginning of period	941	518
Changes in estimate	-	366
Accretion expense	40	35
Foreign currency exchange (gain) loss	(10)	22
Asset retirement obligation – balance at end of period	971	941
Total period end balance	$2,961	$2,946

The Company’s reclamation and remediation obligations as of June 30, 2018 and December 31, 2017 were discounted using a discount rate of 8%.

The Company is required to post bonds with the Bureau of Land Management (“BLM”) for reclamation of planned mineral exploration and development programs associated with the Company’s mineral properties located on BLM lands in the United States. As a part of the permitting process for the Isabella Pearl project, the Company is currently required to have a reclamation bond of approximately $9.2 million held with the BLM. The Company purchased a surety contract for the reclamation bond which did not require any cash collateral.  The Company is required to maintain the reclamation bond until all abandonment and remediation obligations have been completed to the satisfaction of the BLM. The surety contract names the Company’s subsidiary Walker Lane Minerals Corp. as an indemnitor to the surety agreement. The surety may require additional collateral to be placed into the reclamation deposit account at their discretion.  As of June 30, 2018, the Company did not incur any significant disturbances related to the Isabella Pearl project, therefore no reclamation and remediation liability has been recorded.

11. Loan Payable

On August 8, 2017, the Company entered into a 48-month loan agreement in the amount of $2.4 million for the purchase of certain equipment.  The loan bears annual interest of 4.48%, is collateralized by the equipment, and requires monthly principal and interest payments of $0.05 million.  As of June 30, 2018, there is an outstanding balance of $1.9 million which approximates its fair value.  Scheduled minimum repayments are $0.3 million for the remainder of 2018, $0.6 million in 2019, $0.6 million in 2020, and $0.4 million in 2021. The loan is subject to a prepayment penalty, ranging from 1% to 3% of the outstanding loan balance at time of full repayment, depending on the time of repayment.

12. Capital Lease

The Company has a capital lease agreement for certain equipment.  The lease bears annual imputed interest of 5.95% and requires monthly principal, interest, and sales tax payments of $0.04 million.  Scheduled minimum annual payments as of June 30, 2018 are as follows (in thousands):

Year Ending December 31:
2018	$232
2019	461
2020	461
2021	397
Total minimum obligations	1,551
Interest portion	(139)
Present value of net minimum payments	1,412
Less: current portion	(393)
Non-current portion	$1,019

13. Commitments and Contingencies

Operating leases

The Company also leases equipment and facilities under non-cancelable operating leases expiring at various dates through 2021. The Company also leases its office in Colorado Springs from a related party under a non-cancelable operating lease which expires in 2019.  Future minimum lease payments under operating leases are as follows:

	Payments due by Period
	Total	2018	2019	2020	2021	2022 and Thereafter
	(in thousands)
Operating leases	$361	$102	$113	$74	$72	$-

Other Commitments

As of June 30, 2018, the Company has equipment purchase commitments aggregating approximately $2.3 million.

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

The following table summarizes the Company’s unsettled sales contracts as of June 30, 2018 with the quantities of metals under contract subject to final pricing occurring through September 2018:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	8,928	891,195	740	2,941	7,959
Average forward price (per ounce or tonne)	$1,318	$16.61	$6,934	$2,440	$3,263

15. Stock-Based Compensation

During 2016, the Company replaced its Amended and Restated Stock Option and Stock Grant Plan (the “Prior Plan”) with the Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, performance share units and performance cash.  Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the Prior Plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

During the six months ended June 30, 2018, a total of 14,964 restricted stock units (“RSUs”) vested and shares were issued with an intrinsic and a fair value of $0.1 million.

During the six months ended June 30, 2018, stock options to purchase an aggregate of 1,361,259 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.14 per share.  Of that amount, 945,000 of the options were exercised on a net exercise basis, resulting in 244,345 shares being delivered.  The remaining 416,259 options were exercised for cash.

Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	$181	$133	$355	$264
Restricted stock units	68	50	130	119
Total	$249	$183	$485	$383

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Production costs	$20	$15	$12	$29
General and administrative expenses	201	161	424	340
Exploration expense	28	7	49	14
Total	$249	$183	$485	$383

The Company sponsors a short-term incentive plan for its executive officers that provides the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of June 30, 2018, $0.2 million has been accrued and is included in accrued expenses and other current liabilities on the accompanying Condensed Consolidated Balance Sheet.

16. Other Expense, net

Other expense, net, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Unrealized currency exchange loss (gain)	$1,100	$(625)	$74	$(27)
Realized currency exchange (gain) loss	(735)	929	589	993
Unrealized loss (gain) from gold and silver rounds/bullion, net (1)	159	148	141	(156)
Loss on disposal of fixed assets	-	205	5	301
Other income	(14)	(48)	(21)	(38)
Total	$510	$609	$788	$1,073

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.0 million and 2.8 million shares of common stock at weighted average exercise prices of $11.65 and $9.42 were outstanding at June 30, 2018 and 2017, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (in thousands)	$3,754	$864	$9,211	$5,240
Basic weighted average shares of common stock outstanding	57,315,472	56,839,823	57,218,389	56,818,406
Dilutive effect of share-based awards	998,651	536,115	934,961	926,411
Diluted weighted average common shares outstanding	58,314,123	57,375,938	58,153,350	57,744,817
Net income per share:
Basic	$0.07	$0.02	$0.16	$0.09
Diluted	$0.06	$0.02	$0.16	$0.09

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017:

	2018	2017	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$26,645	$22,390	Level 1
Gold and silver rounds/bullion	3,664	3,812	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	1,727	2,884	Level 2
	$32,036	$29,086

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

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At June 30, 2018 and December 31, 2017, the Company had an unrealized loss of $2.3 million and an unrealized gain of $0.4 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets.  Please see Note 14 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	Statement of Operations Classification
	(in thousands)
Realized/unrealized derivative (loss) gain	$(2,303)	$(24)	$(1,732)	$511	Sales, net
Gold and silver rounds/bullion (loss) gain	$(160)	$(148)	$(144)	$154	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives (in thousands).

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended June 30, 2018
Realized gain (loss)	$-	$-	$-	$-	$-	$-
Unrealized (loss) gain	$(38)	$13	$(103)	$(138)	$(2,037)	$(2,303)

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended June 30, 2017
Realized gain (loss)	$177	$236	$23	$12	$(220)	$228
Unrealized (loss) gain	$(138)	$(236)	$(7)	$2	$127	$(252)

	Gold	Silver	Copper	Lead	Zinc	Total
Six months ended June 30, 2018
Realized gain (loss)	$14	$(53)	$53	$(5)	$991	$1,000
Unrealized gain (loss)	$62	$162	$(203)	$(161)	$(2,592)	$(2,732)

	Gold	Silver	Copper	Lead	Zinc	Total
Six months ended June 30, 2017
Realized gain (loss)	$129	$190	$37	$48	$(177)	$227
Unrealized gain (loss)	$32	$(9)	$19	$60	$182	$284

19. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
Unrealized loss (gain) on gold and silver rounds/bullion	$141	$(156)
Unrealized foreign currency exchange loss (gain)	74	(27)
Loss on disposition of fixed assets	5	301
Other	144	30
Total other operating adjustments	$364	$148

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended June 30, 2018
Revenue	$30,768	$-	$-	$30,768
Exploration expense	490	726	35	1,251
Net income (loss)	7,036	(791)	(2,491)	3,754
Capital expenditures	5,832	3,055	-	8,887

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended June 30, 2017
Revenue	$21,391	$-	$-	$21,391
Exploration expense	226	873	37	1,136
Net income (loss)	3,629	(874)	(1,891)	864
Capital expenditures	5,057	3,550	3	8,610

	Mexico	Nevada	Corporate and Other	Consolidated
Six months ended June 30, 2018
Revenue	$62,919	$-	$-	$62,919
Exploration expense	986	1,377	73	2,436
Net income (loss)	15,624	(1,499)	(4,914)	9,211
Capital expenditures (1)	11,704	4,322	-	16,026

	Mexico	Nevada	Corporate and Other	Consolidated
Six months ended June 30, 2017
Revenue	$45,727	$-	$-	$45,727
Exploration expense	604	1,277	77	1,958
Net income (loss)	10,066	(1,286)	(3,540)	5,240
Capital expenditures (2)	10,114	6,344	9	16,467

(1)	Includes an increase in accrued capital expenditures of $918; consolidated capital expenditures on a cash basis were $15,108.
(2)	Includes an increase in accrued capital expenditures of $4,328 and non-cash additions of $1,321; consolidated capital expenditures on a cash basis were $10,818.

Total asset balances, excluding intercompany balances at June 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(in thousands)
Mexico	$98,736	$87,739
Nevada	30,181	25,741
Corporate and Other	17,232	19,443
Consolidated	$146,149	$132,923

Revenue Concentration

During the three and six months ended June 30, 2018 and 2017, one customer accounted for 94% of the Company’s revenue.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2018 and compares those results to the three and six months ended June 30, 2017. It also analyzes our financial condition at June 30, 2018 and compares it to our financial condition at December 31, 2017. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2017 contained in our annual report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila and Alta Gracia projects within our Oaxaca Mining Unit and on developing the mine and processing facilities at our Isabella Pearl project within our Nevada Mining Unit. Our processing facilities at the Aguila project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc, and from the Mirador underground mine, which contains gold and silver. Additionally, we are focused exploration and development of our Nevada properties, including our Isabella Pearl project which is currently in development and construction.

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

Highlights

Highlights for the second quarter of 2018 are summarized below and discussed further in our Results of Operations:

•	Our sales increased 44% from the corresponding quarter in 2017;
•	Our cash balance was $26.6 million at June 30, 2018;
•	Net income was $3.8 million or $0.07 per share;
•	We made dividend distributions of $0.3 million, or $0.005 per share for quarter;
•	We completed our feasibility study for the Isabella Pearl project;
•	We obtained the permitting for and commenced construction of our Isabella Pearl project;
•	Total cash cost after by-product credits per precious metal gold equivalent ounce sold was $70; and
•	Total all-in sustaining cost per precious metal gold equivalent ounce sold was $577.

Exploration and Development Activities

Exploration activities are performed on our portfolio of exploration properties in Oaxaca, Mexico and Nevada, U.S.A. All of the properties that make up our Oaxaca Mining Unit are located along what is known as the San Jose structural corridor in the Sierra Madre Sur, which runs north 70 degrees west. Our properties comprise 55 kilometers of this structural corridor which spans three historic mining districts in Oaxaca. Our Nevada Mining Unit properties are in the Walker Lane Mineral Belt which is known for its significant and high-grade gold-silver production from current and historic mines.  Our Nevada properties are in close proximity to each other for potential equipment and manpower synergies of future operations.

Oaxaca Mining Unit, Mexico

The Aguila Project: Our mine activities during the second quarter of 2018 continued to focus on development and ore extraction from the Arista and Switchback vein systems. Exploration activities during the quarter mainly focused on underground exploration drilling at the Switchback vein system in the Arista Mine. The Switchback drilling program continued to target further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization. The Switchback vein system remains open on strike and vertical extent. During the second quarter, drilling also targeted the Santiago vein of the Arista vein system at depth and completed an initial phase of underground drilling targeting potential veins southwest of, and parallel to, the Arista vein system. Four underground diamond drill holes totaling 3,099 meters were completed at the Aguila project during the second quarter of 2018.

Alta Gracia property:  Mirador Mine development and access to previously identified mineralization continued during the second quarter of 2018. Exploration activities during the quarter included surface drilling targeting extensions of ore shoots on known veins, such as Independencia, Jarillas, San Juan and Victoria, that were historically mined on a small-scale. Sixteen holes totaling 3,174 meters were completed during the second quarter of 2018.

Margaritas property:  During the second quarter of 2018, geological mapping and geochemical sampling commenced on the southeast extension of the gold and silver mineralized zone called “Trenes” identified at Margaritas.  Trenes is located approximately 10 kilometers northwest of the Arista Mine along our 55-kilometer mineralized trend. Interpretation of results from this work along with previous surface drilling, geological mapping and rock chip channel sampling will be used for preparation of a future surface drilling program.

Nevada Mining Unit, U.S.A.

Isabella Pearl Project: After we obtained all the necessary permits, we commenced construction of mine and processing facilities at our Isabella Pearl property on June 18, 2018.  We are planning to produce gold doré from open pit, heap leach operations at the property.  First gold production from Isabella Pearl is targeted in less than 12 months from commencement of construction.  We are targeting a more than 100% increase to our annual consolidated gold production from Isabella Pearl’s first full year of commercial production.   As of June 30, 2018, clearing and grubbing activities have commenced and we have secured most of our long lead-time equipment.

Exploration work during the second quarter included 19 in-fill and step-out holes totaling 1,420 meters on the Isabella Pearl deposit. Surface mapping and rock chip sampling also identified a new high-grade surface gold mineralized area located on the northeast side of the Isabella Pearl deposit.  This area is targeted for surface drilling in the future.

During the second quarter of 2018, we released our initial mineral reserve report and feasibility study for the Isabella Pearl project. Proven and probable reserves (with a drill data cutoff date of December 31, 2017) include 2,694,500 tonnes grading 2.22 grams per tonne (“g/t”) gold and 13 g/t silver, equating to 192,600 gold ounces and 1,129,100 silver ounces.  Please see our website at www.goldresourcecorp.com for more information.

Mina Gold property:  We completed a surface reverse circulation drilling program targeting expansion along strike and to depth the known surface high-grade gold mineralization on our patented claims.  Eleven holes totaling 885 meters were completed during the second quarter.

East Camp Douglas property:  We continued to review historical geological, exploration and mining data on the East Camp Douglas property during the second quarter of 2018. Exploration activities included examinations and surveying of the historic mine workings in the Cerro Duro mine area and historic drill collars. Analysis of a lithocap area rock chip grid sample program taken in the final quarter 2017 also continued in preparation of surface drill targeting in the future.

County Line property:  We continued to review of historical geological, exploration and mining data along with conducting surface mapping and rock chip sampling at the County Line property.

Gold Mesa property: We conducted a thorough review of all reverse circulation drilling completed to-date, including the most recent results from our latest drill program.  In July, based on our review, we terminated our option agreement on the property.

Results of Operations

The following table summarizes our results of operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Sales, net	$30,768	$21,391	$62,919	$45,727
Mine gross profit	9,521	5,226	22,441	15,642
General and administrative expenses	2,225	1,675	4,579	3,487
Exploration expenses	1,251	1,136	2,436	1,958
Other expense	510	609	788	1,073
Income before income taxes	5,535	1,806	14,638	9,124
Provision for income taxes	1,781	942	5,427	3,884
Net income	$3,754	$864	$9,211	$5,240

Sales, net

Net sales of $30.8 million for the second quarter of 2018 increased by $9.4 million, or 44%, when compared to the same period in 2017. The increase was primarily a result of higher sales volume and prices for base metals and higher silver sales volumes.  For the three months ended June 30, 2018, average realized prices for base metals increased from the same period in 2017 as follows: copper by 20% to $6,888 per tonne, lead by 10% to $2,389 per tonne, and zinc by 22% to $3,110 per tonne.  During the same period, the average metal price for silver decreased by 7% from 2017 prices.

Metal sales for the first half of the year of 2018 were $62.9 million as compared to $45.7 million for the same period of 2017, representing a $17.2 million increase. The increase is primarily attributable to an increase in sales volumes and realized base metal prices. Base metal sales volume in 2018 increased significantly over 2017 as follows: copper by 64%, lead by 55%, and zinc by 48%.

Please see the Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

Gold and silver production for the second quarter of 2018 totaled 5,806 ounces and 593,955 ounces, respectively, compared to 5,696 and 397,670 ounces over the same period in 2017.  In the second quarter of 2018, combined milled tonnage averaged an historic high of 1,735 tonnes per day, an increase of 34% when compared to the same period in 2017.

Approximately 60% of Arista Mine production in the second quarter of 2018 came from the Switchback vein system.  Level development of the Switchback vein system continued along strike towards the northwest.

Aguila open pit ore production continued as per plan at slightly lower levels than in previous periods. The Mirador Mine ore production increased by 41% in the second quarter of 2018 from the first quarter of 2018.  The agitated leach plant production averaged approximately 160 tonnes per day for the second quarter of 2018. Both the Aguila open pit ore and Mirador Mine are treated in our Agitated Leach Processing Plant on a batch basis.

For the first half of 2018, we produced 12,453 and 1,019,839 ounces of gold and silver, respectively, as compared to 12,443 and 825,560 ounces of gold and silver, respectively, over the same period in 2017.  The increase in gold and silver production was the result of higher mill throughput. Our gold recoveries in the first half of 2018 at the Arista Mine decreased by 10% as a result of a change in the metallurgical response of the mill feed. The different response is related in part to Switchback ore characteristics.

On a precious metal gold equivalent basis, our mill production totaled 13,335 ounces and 25,211 ounces for the second quarter and first six months of 2018, compared to 11,133 ounces and 24,014 ounces for the same period of 2017. See the Production Statistics table below for additional information regarding our mineral production statistics.

During the three months ended June 30, 2018, we sold 5,460 gold ounces and 561,009 silver ounces at a total cash cost after by-product credits per precious metal gold equivalent ounce of $70 as a result of strong base metal sales during the quarter. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Production Statistics table summarizes certain information about our mining operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Arista Mine
Milled
Tonnes Milled	136,798	102,540	267,587	175,149
Grade
Average Gold Grade (g/t)	1.51	1.90	1.71	2.23
Average Silver Grade (g/t)	141	127	124	152
Average Copper Grade (%)	0.36	0.37	0.37	0.38
Average Lead Grade (%)	1.47	1.53	1.55	1.56
Average Zinc Grade (%)	4.07	4.82	4.24	4.59
Recoveries
Average Gold Recovery (%)	78	86	78	87
Average Silver Recovery (%)	91	92	91	93
Average Copper Recovery (%)	79	77	78	77
Average Lead Recovery (%)	77	77	76	78
Average Zinc Recovery (%)	80	84	82	85
Aguila Open Pit Mine
Milled
Tonnes Milled	9,218	11,250	14,326	39,971
Grade
Average Gold Grade (g/t)	1.84	1.08	1.95	1.55
Average Silver Grade (g/t)	43	44	44	34
Recoveries
Average Gold Recovery (%)	77	76	80	73
Average Silver Recovery (%)	82	78	83	81
Mirador Mine
Milled
Tonnes Milled	4,491	-	7,683	-
Grade
Average Gold Grade (g/t)	1.56	-	1.39	-
Average Silver Grade (g/t)	182	-	182	-
Recoveries
Average Gold Recovery (%)	78	-	72	-
Average Silver Recovery (%)	76	-	78	-
Combined
Tonnes milled	150,507	113,790	289,596	215,120
Tonnes Milled per Day (1)	1,735	1,293	1,686	1,251
Metal production (before payable metal deductions) (2)
Gold (ozs.)	5,806	5,696	12,453	12,443
Silver (ozs.)	593,955	397,670	1,019,839	825,560
Copper (tonnes)	387	294	772	514
Lead (tonnes)	1,540	1,207	3,155	2,134
Zinc (tonnes)	4,473	4,176	9,266	6,820
Precious metal gold equivalent ounces produced (metal production) (2)
Gold Ounces	5,806	5,696	12,453	12,443
Gold Equivalent Ounces from Silver	7,529	5,437	12,758	11,571
Total Precious Metal Gold Equivalent Ounces	13,335	11,133	25,211	24,014

(1)	Based on actual days the mill operated during the period.
(2)

Metal production represents metal contained in concentrates and doré produced at our Aguila processing facility, which is before payable metal deductions are levied by the buyers. Payable metals deductions are defined in our contracts with the buyers and represent estimates of metals contained in the concentrates and doré which the buyers deduct from payment. There are inherent limitations and differences in the sampling method and assaying of estimated metal contained in concentrates and doré that are shipped, and those contained metal estimates are derived from sampling methods and assaying throughout the production process. We monitor these differences to ensure that precious metal production quantities are materially correct.

The following Sales Statistics table summarizes certain information about our combined mining operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Metal sold
Gold (ozs.)	5,460	4,716	11,023	11,849
Silver (ozs.)	561,009	329,881	942,375	750,116
Copper (tonnes)	383	216	723	441
Lead (tonnes)	1,464	1,071	2,957	1,910
Zinc (tonnes)	3,807	2,977	7,585	5,126
Average metal prices realized (1)
Gold ($ per oz.)	1,304	1,300	1,323	1,248
Silver ($ per oz.)	16.53	17.77	16.55	17.50
Copper ($ per tonne)	6,888	5,753	7,014	5,819
Lead ($ per tonne)	2,389	2,173	2,482	2,251
Zinc ($ per tonne)	3,110	2,543	3,456	2,667
Precious metal gold equivalent ounces sold
Gold Ounces	5,460	4,716	11,023	11,849
Gold Equivalent Ounces from Silver	7,112	4,510	11,789	10,513
Total Precious Metal Gold Equivalent Ounces	12,572	9,226	22,812	22,362
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (2)	$1,500	$1,479	$1,590	$1,185
Total cash cost (credit) after by-product credits per precious metal gold equivalent ounce sold (2) (3)	$70	$272	$(103)	$267
Total all-in sustaining cost per precious metal gold equivalent ounce sold (2)	$577	$856	$475	$748
Total all-in cost per precious metal gold equivalent ounce sold (2)	$616	$881	$518	$775

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(2)	For a reconciliation of this non-GAAP measure to total mine cost of sales, which is the most comparable U.S. GAAP measure, please see Non-GAAP Measures.
(3)	Total cash cost (credit) was significantly affected by unusually high base metals sales as compared to precious metals sales.

Other Financial Results

Mine gross profit. For the three and six months ended June 30, 2018, mine gross profit increased by $4.3 million or 82% and $6.8 million or 43%, respectively, compared to the same periods in 2017. The increase was primarily due to increased metals sales volumes and increased base metal prices.

General and administrative expenses. For the quarter and six months ended June 30, 2018, general and administrative expenses totaled $2.2 million and $4.6 million as compared to $1.7 million and $3.5 million for the same periods in 2017.  The increase in general and administrative expenses was primarily due to higher legal and accounting fees.  Additionally, in the second quarter of 2018, we accrued additional compensation costs related to our short-term incentive plan.  Please see Note 15 to the Condensed Consolidated Financial Statements for additional information.

Exploration expenses. For the quarter and six months ended June 30, 2018, exploration expenses totaled $1.3 million and $2.4 as compared to $1.1 million and $2.0 million for the three and six months ended June 30, 2017, respectively.  The increased exploration expense was primarily the result of increased drilling at our Aguila project in Mexico and Gold Mesa property in Nevada.

Other expense.  For the three and six months ended June 30, 2018, we recorded other expense of $0.5 million and $0.8 million as compared to other expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively. The $0.3 million change in six months ended June 30, 2018 was a result of a decrease in foreign currency losses as the Mexican peso weakened in 2018 as compared to 2017.  Other expense for the three months ended June 30, 2018 did not materially change from the same period in 2017.  Please see Note 16 to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.  For the three and six months ended June 30, 2018, our provision for income taxes was $1.8 million and $5.4 million, respectively, as compared to $0.9 million and $3.9 million for the three and six months ended June 30, 2017, respectively. The increase in 2018 is commensurate with our increase in income as compared to 2017. Please see Note 6 to the Condensed Consolidated Financial Statements for additional information.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total cash cost (credit) after by-product credits	$881	$2,506	$(2,367)	$5,955
Treatment and refining charges	(1,299)	(1,484)	(3,158)	(3,009)
By-product credits	17,977	11,140	38,627	20,537
Depreciation and amortization	3,579	3,953	7,072	6,509
Reclamation and remediation	89	35	292	64
Share-based compensation allocated to production costs	20	15	12	29
Total mine cost of sales	$21,247	$16,165	$40,478	$30,085

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$18,858	$13,646	$36,260	$26,492
By-product credits (2)	(17,977)	(11,140)	(38,627)	(20,537)
Total cash cost (credit) after by-product credits	881	2,506	(2,367)	5,955
Sustaining capital expenditures	5,633	4,599	11,697	9,171
Sustaining general and administrative expenses	744	789	1,488	1,578
Total all-in sustaining cost	7,258	7,894	10,818	16,704
Non-sustaining capital expenditures	-	9	-	9
Non-sustaining exploration expenses	490	227	986	604
Total all-in cost	$7,748	$8,130	$11,804	$17,317

Precious metal gold equivalent ounces sold (3)	12,572	9,226	22,812	22,362

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,500	$1,479	$1,590	$1,185
By-product credits per precious metal gold equivalent ounce sold	(1,430)	(1,207)	(1,693)	(918)
Total cash cost (credit) after by-product credits per precious metal gold equivalent ounce sold	70	272	(103)	267
Other sustaining expenditures per precious metal gold equivalent ounce sold	507	584	578	481
Total all-in sustaining cost per precious metal gold equivalent ounce sold	577	856	475	748
Non-sustaining expenditures per precious metal gold equivalent ounce sold	39	25	43	27
Total all-in cost per precious metal gold equivalent ounce sold	$616	$881	$518	$775

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,638	$1,242	$5,071	$2,566
Lead sales	3,498	2,328	7,340	4,302
Zinc sales	11,841	7,570	26,216	13,669
Total sales from by-products (1)	$17,977	$11,140	$38,627	$20,537

(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 18 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$210	$135	$222	$115
Lead sales	278	252	322	192
Zinc sales	942	820	1,149	611
Total by-product credits per precious metal gold ounces sold	$1,430	$1,207	$1,693	$918

Liquidity and Capital Resources

As of June 30, 2018, we had working capital of $27.7 million, consisting of current assets of $46.2 million and current liabilities of $18.5 million. This represents an increase of $0.2 million from the working capital balance of $27.5 million at December 31, 2017. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents increased $4.3 million to $26.6 million during the first half of 2018.

Net cash provided by operating activities of $19.5 million increased by $5.5 million for the first six months of 2018 compared to the same period in 2017, primarily due to an increase in net income and changes in operating assets and liabilities.

Net cash used in investing activities of $15.1 million increased $4.1 million for the first six months of 2018 compared to the same period in 2017 due to increased mine development in our Arista Mine, the development of our Isabella Pearl property, and the purchase of the County Line property.

During the six months ended June 30, 2018,  we had net cash of $0.1 million provided by financing activities as compared to a net cash use of $0.6 million for the same period in 2017.  The change of $0.7 million was a result of cash proceeds received from stock option exercises which were partially offset with loan and capital lease payments in 2018.  No such transactions occurred in 2017.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.  At June 30, 2018, we have incurred $11.3 million of the approximate $30 million total development costs for Isabella Pearl.  To fund the remaining capital requirements, we are currently evaluating the use of cash, equity financing, debt financing, or a combination thereof.  There can be no assurances that such financing will be available when or if needed upon acceptable terms, or at all.

To provide financial flexibility, on April 3, 2018, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with an investment banking firm that may act as our sales agent with respect to the offer and sale from time to time of our shares of common stock having an aggregate gross sales price of up to $75.0 million.  The ATM Agreement will remain in full force and effect until the earlier of April 3, 2021, or the date that the ATM Agreement is terminated in accordance with its terms. No sales have been made pursuant to the ATM Agreement as of June 30, 2018.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

Contractual Obligations

The following table represents a summary of our contractual obligations at June 30, 2018, except short-term purchase order commitments arising in the ordinary course of business:

	Payments due by Period
	Total	2018	2019	2020	2021	2022 and Thereafter
	(in thousands)
On-balance sheet
Loan payable	$1,932	$287	$594	$621	$430	$-
Capital lease obligation	1,412	194	404	427	387	-
	3,344	481	998	1,048	817	-
Off-balance sheet
Interest on loan payable	144	41	62	34	7	-
Interest on capital lease obligation	139	37	57	35	10	-
Operating lease obligations	361	102	113	74	72	-
Equipment purchase obligations	2,324	2,324	-	-	-	-
	2,968	2,504	232	143	89	-
	$6,312	$2,985	$1,230	$1,191	$906	$-

Critical Accounting Estimates

There have been no changes in our critical accounting estimates since December 31, 2017.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•	statements about our future exploration, permitting, production, and plans for development of our properties;
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

There were no changes that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended June 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: July 31, 2018		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: July 31, 2018		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer