Form 10-Q
period 2018-09-30
GOLD RESOURCE CORP
filed 2018-10-30
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  57,718,676 shares of common stock outstanding as of October 29, 2018.

GOLD RESOURCE CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,601	$22,390
Gold and silver rounds/bullion	3,405	3,812
Accounts receivable	1,428	2,884
Inventories, net	11,985	11,636
Income tax receivable, net	1,276	-
Prepaid expenses and other current assets	2,586	1,767
Total current assets	37,281	42,489
Property, plant and mine development, net	102,098	82,599
Deferred tax assets, net	7,576	6,854
Other non-current assets	835	981
Total assets	$147,790	$132,923
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,908	$6,904
Loans payable, current	743	568
Capital leases, current	404	382
Income taxes payable, net	-	1,944
Mining royalty taxes payable, net	1,550	2,359
Accrued expenses and other current liabilities	3,042	2,851
Total current liabilities	19,647	15,008
Reclamation and remediation liabilities	3,673	2,946
Loans payable, long-term	1,572	1,645
Capital leases, long-term	929	1,218
Total liabilities	25,821	20,817
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
57,718,676 and 56,916,484 shares outstanding at September 30, 2018 and December 31, 2017, respectively	58	57
Additional paid-in capital	116,877	114,584
Retained earnings	12,089	4,520
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	121,969	112,106
Total liabilities and shareholders' equity	$147,790	$132,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Sales, net	$24,258	$31,122	$87,177	$76,849
Mine cost of sales:
Production costs	17,363	16,122	50,477	39,634
Depreciation and amortization	3,515	3,762	10,587	10,271
Reclamation and remediation	87	37	379	101
Total mine cost of sales	20,965	19,921	61,443	50,006
Mine gross profit	3,293	11,201	25,734	26,843
Costs and expenses:
General and administrative expenses	2,140	1,950	6,719	5,437
Exploration expenses	1,304	1,457	3,740	3,415
Other expense, net	568	110	1,356	1,183
Total costs and expenses	4,012	3,517	11,815	10,035
(Loss) income before income taxes	(719)	7,684	13,919	16,808
Provision for income taxes	62	3,103	5,489	6,987
Net (loss) income	$(781)	$4,581	$8,430	$9,821
Net (loss) income per common share:
Basic	$(0.01)	$0.08	$0.15	$0.17
Diluted	$(0.01)	$0.08	$0.14	$0.17
Weighted average shares outstanding:
Basic	57,642,966	56,888,115	57,361,809	56,841,897
Diluted	57,642,966	57,455,805	58,252,652	57,617,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076
Adjustment to beginning retained earnings as a result of adoption of ASU 2016-16	-	-	-	(533)	-	-	(533)
Stock-based compensation	-	-	1,192	-	-	-	1,192
Stock options exercised	25,000	-	58	-	-	-	58
Common stock issued for vested restricted stock units	78,400	-	-	-	-	-	-
Common stock issued for the acquisition of mineral rights	246,210	-	1,300	-	-	-	1,300
Dividends paid and declared	-	-	-	(1,137)	-	-	(1,137)
Net income	-	-	-	4,150	-	-	4,150
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Share-based compensation			1,090	-	-	-	1,090
Net stock options exercised	712,271	1	1,203	-	-	-	1,204
Common stock issued for vested restricted stock units	89,921	-	-	-	-	-	-
Dividends paid and declared	-	-	-	(861)	-	-	(861)
Net income	-	-	-	8,430	-	-	8,430
Balance, September 30, 2018 (unaudited)	58,055,074	$58	$116,877	$12,089	$(5,884)	$(1,171)	$121,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$8,430	$9,821
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(467)	3,033
Depreciation and amortization	11,096	10,602
Stock-based compensation	1,090	877
Other operating adjustments	706	392
Changes in operating assets and liabilities:
Accounts receivable	1,456	(3,034)
Inventories	(340)	(945)
Prepaid expenses and other current assets	(390)	958
Other noncurrent assets	132	36
Accounts payable and other accrued liabilities	3,536	3,319
Mining royalty and income taxes payable, net	(4,428)	(1,556)
Net cash provided by operating activities	20,821	23,503

Cash flows from investing activities:
Capital expenditures	(26,085)	(20,382)
Other investing activities	5	(265)
Net cash used in investing activities	(26,080)	(20,647)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,261	-
Dividends paid	(860)	(852)
Repayment of loan payable	(424)	(46)
Repayment of capital leases	(285)	(21)
Net cash used in financing activities	(308)	(919)

Effect of exchange rate changes on cash and cash equivalents	(222)	(271)
Net (decrease) increase in cash and cash equivalents	(5,789)	1,666
Cash and cash equivalents at beginning of period	22,390	14,166
Cash and cash equivalents at end of period	$16,601	$15,832

Supplemental Cash Flow Information
Interest expense paid	$140	$24
Income and mining taxes paid	$6,822	$2,764
Non-cash investing activities:
Increase in accrued capital expenditures	$3,935	$510
Change in estimate for asset retirement cost	$527	$-
Equipment purchased through loan payable	$526	$2,397
Equipment purchased under capital leases	$17	$21
Common stock issued for the acquisition of mineral rights	$-	$1,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Company is finalizing its assessment of the new guidance and the impact it will have on its consolidated financial statements and disclosures. The Company expects to adopt certain practical expedients available upon adoption and implementation of ASU 2016-02.  The new standard will result in an increase in both the assets and liabilities on the Company’s Consolidated Balance Sheets and additional qualitative and quantitative disclosures relating to its operating leases with terms greater than twelve months.

Accounting Standards Update No. 2018-07—Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). In June 2018, the FASB issued new guidance regarding accounting for stock compensation.  The new guidance expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods or services from non-employees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public entities beginning December 1, 2019, with early adoption permitted, but no earlier than the adoption of ASC 606. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial statements.

Accounting Standards Update No. 2018-09—Codification Improvements (“ASU 2018-09”). In July 2018, the FASB issued new guidance which makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (“ASC’). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the impacts that adoption of this guidance will have on its consolidated financial statements.

Accounting Standards Update No. 2018-13— Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-15”). In August 2018, the FASB issued new guidance which modifies the disclosure requirements on fair value measurements in Topic 820 and eliminates ‘at a minimum’ from the phrase ‘an entity shall disclose at a minimum’ to promote the appropriate exercise of discretion by entities when considering fair value disclosures and to clarify that materiality is an appropriate consideration. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.  The Company is currently evaluating the impacts that adoption of this guidance will have on its consolidated financial statements.

Accounting Standards Update No. 2018-15—Intangibles — Goodwill and Other – Internal-Use Software (Topic 340-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). In August 2018, the FASB issued new guidance aligning the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impacts that adoption of this guidance will have on its consolidated financial statements.

3. Revenue

The Company derives its revenue from the sale of doré and concentrate.  The following table presents the Company’s net sales disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Doré sales, net
Gold	$2,080	$1,409	$5,711	$4,471
Silver	449	56	1,218	98
Less: Refining charges	(43)	(19)	(106)	(41)
Total doré sales, net	2,486	1,446	6,823	4,528
Concentrate sales
Gold	4,777	5,892	15,714	17,492
Silver	4,056	6,239	18,940	19,131
Copper	2,308	2,071	7,326	4,600
Lead	3,998	3,257	11,343	7,511
Zinc	9,702	12,742	34,927	26,588
Less: Treatment and refining charges	(1,121)	(1,969)	(4,216)	(4,956)
Total concentrate sales, net	23,720	28,232	84,034	70,366
Realized/unrealized embedded derivative, net	(1,948)	1,444	(3,680)	1,955
Total sales, net	$24,258	$31,122	$87,177	$76,849

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

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the nine months ended September 30, 2018 and 2017, the Company purchased nil ounces and 215.85 ounces, respectively, of gold bullion.

At September 30, 2018 and December 31, 2017, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2018			2017
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,904	$1,187	$2,260	1,905	$1,291	$2,459
Silver	80,018	$14.31	1,145	80,224	$16.87	1,353
Total holdings			$3,405			$3,812

5. Inventories, net

At September 30, 2018 and December 31, 2017, inventories, net consisted of the following:

	2018	2017
	(in thousands)
Stockpiles - underground mine	$1,553	$1,450
Stockpiles - open pit mine	62	101
Concentrates and doré	1,342	2,367
Materials and supplies (1)	9,028	7,718
Total	$11,985	$11,636

(1)	Net of reserve for obsolescence of $734 and $743, respectively.

6. Income Taxes

The Company recorded income tax expense of $0.1 million and $5.5 million for the three and nine months ended September 30, 2018, respectively.  For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $3.1 million and $7.0 million, respectively.  The Company’s annualized effective rate differs from the U.S. corporate rate of 21% primarily due to differences in statutory rates for income and mining taxes in Mexico.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revised the U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.  The Company has not revised any of the 2017 provisional estimates under SAB No. 118 and ASU No 2018-05, and has filed its U.S. income tax return for the year ended December 31, 2017.

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

In 2015, the Mexican government approved a 2016 Federal Revenue Act that provides tax incentives, including tax credits on Mexican Excise Duty (a.k.a., IEPS), for the acquisition of combustible fossil fuels to be used in productive processes. The Company’s Mexican operations utilize a significant amount of diesel fuel for power generation that qualifies for such tax credits. These tax credits can be applied against income taxes payable, as well as other income tax withholdings during the year. In the three and nine months ended September 30, 2018, the Company recorded $1.1 million and $3.2 million, respectively, of fuel tax credits.  For the three and nine months ended September 30, 2017, the Company recorded $0.9 million and $2.5 million, respectively, of fuel tax credits.  These fuel tax credits were used to offset production costs and such credits were applied against the income tax payable.

As of September 30, 2018, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At September 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	2018	2017
	(in thousands)
Advances to suppliers	$361	$163
Prepaid insurance	964	869
Vendor deposits	247	501
IVA taxes receivable, net	767	-
Other current assets	247	234
Total	$2,586	$1,767

8. Property, Plant and Mine Development, net

At September 30, 2018 and December 31, 2017, property, plant and mine development, net consisted of the following:

	2018	2017
	(in thousands)
Asset retirement costs	$1,497	$1,079
Construction-in-progress (1)	28,350	10,838
Furniture and office equipment	1,744	1,664
Land	242	242
Light vehicles and other mobile equipment	2,399	2,211
Machinery and equipment	23,441	22,916
Mill facilities and infrastructure	10,818	10,075
Mineral interests and mineral rights	17,958	17,658
Mine development	66,997	56,957
Software and licenses	1,659	1,678
Subtotal (2) (3)	155,105	125,318
Accumulated depreciation and amortization	(53,007)	(42,719)
Total	$102,098	$82,599

(1)

Nevada construction-in-progress costs of $19.4 million and $7.4 million at September 30, 2018 and December 31, 2017, respectively.  Mexico construction-in-progress of $8.9 million and $3.4 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Includes $1.6 million of assets recorded under capital leases at September 30, 2018 and December 31, 2017. Please see Note 12 for additional information.
(3)	Includes accrued capital expenditures of $4.9 and $1.0 million at September 30, 2018 and December 31, 2017, respectively.

During the second quarter of 2018, the Company commenced development and construction of the mine and processing facilities at its Isabella Pearl project. As result of this decision, the Company began capitalizing development and construction costs associated with Isabella Pearl.

The Company recorded depreciation and amortization expense of $3.7 million and $11.1 million for the three and nine months ended September 30, 2018, respectively.  For the three and nine months ended September 30, 2017, the Company recorded $3.9 million and $10.6 million, respectively.

9. Accrued Expenses and Other Current Liabilities

At September 30, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	2018	2017
	(in thousands)
Accrued insurance	$416	$662
Accrued royalty payments	2,183	1,805
Dividends payable	96	95
IVA taxes payable, net	-	274
Other payables	347	15
Total	$3,042	$2,851

10. Reclamation and Remediation

The Company’s reclamation and remediation obligations primarily relate to the Aguila project. The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2018 and year ended December 31, 2017:

	2018	2017
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,005	$1,907
Changes in estimate	-	10
Foreign currency exchange loss	94	88
Reclamation liabilities – balance at end of period	2,099	2,005

Asset retirement obligation – balance at beginning of period	941	518
Changes in estimate	527	366
Accretion expense	59	35
Foreign currency exchange loss	47	22
Asset retirement obligation – balance at end of period	1,574	941
Total period end balance	$3,673	$2,946

The Company’s reclamation and remediation obligations related to the Aguila project as of September 30, 2018 and December 31, 2017 were discounted using a credit adjusted risk-free rate of 8%.

The Company is required to post bonds with the Bureau of Land Management (“BLM”) for reclamation of planned mineral exploration and development programs associated with the Company’s mineral properties located on BLM lands in the United States. As a part of the permitting process for the Isabella Pearl project, the Company is currently required to have a reclamation bond of approximately $9.2 million held with the BLM. The Company purchased a surety contract for the reclamation bond which did not require any cash collateral.  The Company is required to maintain the reclamation bond until all abandonment and remediation obligations have been completed to the satisfaction of the BLM. The surety contract names the Company’s subsidiary Walker Lane Minerals Corp. as an indemnitor to the surety agreement. The surety may require additional collateral to be placed into the reclamation deposit account at their discretion.  As of September 30, 2018, the Company recorded a reclamation and remediation liability of $0.5 million, using a credit adjusted risk-free rate of 8%, related to the Isabella Pearl project.

11. Loans Payable

The Company has financed certain equipment purchases.  The loans bear annual interest ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.07 million.  As of September 30, 2018, there is an outstanding balance of $2.3 million which approximates fair value of the loans.  Scheduled minimum repayments are $0.2 million for the remainder of 2018, $0.8 million in 2019, $0.8 million in 2020, and $0.5 million in 2021. One of the loan agreements is subject to a prepayment penalty, ranging from 1% to 3% of the outstanding loan balance at time of full repayment, depending on the time of repayment.

12. Capital Leases

The Company has capital lease agreements for certain equipment.  The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million.  Scheduled minimum annual payments as of September 30, 2018 are as follows (in thousands):

Year Ending December 31:
2018	$116
2019	467
2020	467
2021	402
Total minimum obligations	1,452
Interest portion	(119)
Present value of net minimum payments	1,333
Less: current portion	(404)
Non-current portion	$929

13. Commitments and Contingencies

Operating leases

The Company also leases equipment and facilities under non-cancelable operating leases expiring at various dates through 2021. The Company also leases its office in Colorado Springs from a related party under a non-cancelable operating lease which expires in 2019.  Future minimum lease payments under operating leases are as follows:

	Payments due by Period
	Total	2018	2019	2020	2021	2022 and Thereafter
	(in thousands)
Operating leases	$310	$51	$113	$74	$72	$-

Other Commitments

As of September 30, 2018, the Company has equipment purchase commitments aggregating approximately $0.5 million.

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

The following table summarizes the Company’s unsettled sales contracts as of September 30, 2018 with the quantities of metals under contract subject to final pricing occurring through December 2018:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	6,420	439,909	562	2,534	5,409
Average forward price (per ounce or tonne)	$1,229	$15.52	$6,363	$2,180	$2,642

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

During the nine months ended September 30, 2018, a total of 89,921 restricted stock units (“RSUs”) vested and shares were issued with an intrinsic and a fair value of $0.5 million and $0.4 million, respectively.

During the nine months ended September 30, 2018, stock options to purchase an aggregate of 1,412,926 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.13 per share.  Of that amount, 945,000 of the options were exercised on a net exercise basis, resulting in 244,345 shares being delivered.  The remaining 467,926 options were exercised for cash.

Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Stock options	$413	$361	$768	$625
Restricted stock units	192	133	322	252
Total	$605	$494	$1,090	$877

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Production costs	$31	$37	$43	$66
General and administrative expenses	531	429	955	769
Exploration expense	43	28	92	42
Total	$605	$494	$1,090	$877

The Company sponsors a short-term incentive plan for its executive officers that provides the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of September 30, 2018, $0.2 million has been accrued and is included in accrued expenses and other current liabilities on the accompanying Condensed Consolidated Balance Sheet.

16. Other Expense, net

Other expense, net, consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Unrealized currency exchange (gain) loss	$(315)	$165	$(241)	$138
Realized currency exchange loss (gain)	275	(111)	864	882
Unrealized loss (gain) from gold and silver rounds/bullion, net (1)	256	(111)	397	(267)
Loss on disposal of fixed assets	380	163	385	462
Other (income) expense	(28)	4	(49)	(32)
Total	$568	$110	$1,356	$1,183

(1)

Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.  For additional information regarding our fair value measurements and investments, please see Note 18.

17. Net (Loss) Income per Common Share

Basic earnings per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All the Company’s restricted stock units are considered to be dilutive.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.3 million and 3.1 million shares of common stock at weighted average exercise prices of $10.89 and $11.44 were outstanding at September 30, 2018 and 2017, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net (loss) income per common share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net (loss) income (in thousands)	$(781)	$4,581	$8,430	$9,821
Basic weighted average shares of common stock outstanding	57,642,966	56,888,115	57,361,809	56,841,897
Dilutive effect of share-based awards	-	567,690	890,843	775,133
Diluted weighted average common shares outstanding	57,642,966	57,455,805	58,252,652	57,617,030
Net (loss) income per share:
Basic	$(0.01)	$0.08	$0.15	$0.17
Diluted	$(0.01)	$0.08	$0.14	$0.17

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

	2018	2017	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$16,601	$22,390	Level 1
Gold and silver rounds/bullion	3,405	3,812	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	1,428	2,884	Level 2
	$21,434	$29,086

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

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At September 30, 2018 and December 31, 2017, the Company had an unrealized loss of $1.1 million and an unrealized gain of $0.4 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets.  Please see Note 14 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017	Statement of Operations Classification
	(in thousands)
Realized/unrealized derivative (loss) gain	$(1,948)	$1,444	$(3,680)	$1,955	Sales, net
Gold and silver rounds/bullion (loss) gain	$(258)	$109	$(402)	$263	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended September 30, 2018
Realized loss	$(88)	$(73)	$(193)	$(320)	$(2,506)	$(3,180)
Unrealized (loss) gain	$(38)	$(186)	$39	$(271)	$1,688	$1,232

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended September 30, 2017
Realized gain (loss)	$11	$25	$9	$6	$(42)	$9
Unrealized gain	$30	$19	$53	$84	$1,249	$1,435

	Gold	Silver	Copper	Lead	Zinc	Total
Nine months ended September 30, 2018
Realized loss	$(74)	$(126)	$(140)	$(325)	$(1,515)	$(2,180)
Unrealized gain (loss)	$24	$(24)	$(164)	$(432)	$(904)	$(1,500)

	Gold	Silver	Copper	Lead	Zinc	Total
Nine months ended September 30, 2017
Realized gain (loss)	$140	$215	$46	$54	$(219)	$236
Unrealized gain	$62	$10	$72	$144	$1,431	$1,719

19. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
Unrealized loss (gain) on gold and silver rounds/bullion	$397	$(267)
Unrealized foreign currency exchange (gain) loss	(241)	138
Loss on disposition of fixed assets	385	462
Other	165	59
Total other operating adjustments	$706	$392

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended September 30, 2018
Revenue	$24,258	$-	$-	$24,258
Exploration expense	630	630	44	1,304
Net income (loss)	2,453	(644)	(2,590)	(781)
Capital expenditures	6,269	8,769	26	15,064

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended September 30, 2017
Revenue	$31,122	$-	$-	$31,122
Exploration expense	446	976	35	1,457
Net income (loss)	7,523	(991)	(1,951)	4,581
Capital expenditures	5,869	2,274	-	8,143

	Mexico	Nevada	Corporate and Other	Consolidated
Nine months ended September 30, 2018
Revenue	$87,177	$-	$-	$87,177
Exploration expense	1,616	2,007	117	3,740
Net income (loss)	18,077	(2,143)	(7,504)	8,430
Capital expenditures (1)	17,973	13,091	26	31,090

	Mexico	Nevada	Corporate and Other	Consolidated
Nine months ended September 30, 2017
Revenue	$76,849	$-	$-	$76,849
Exploration expense	1,050	2,253	112	3,415
Net income (loss)	17,589	(2,277)	(5,491)	9,821
Capital expenditures (2)	15,983	8,618	9	24,610

(1)	Includes an increase in accrued capital expenditures of $3,935 and non-cash additions of $1,070; consolidated capital expenditures on a cash basis were $26,085.
(2)	Includes an increase in accrued capital expenditures of $510 and non-cash additions of $3,718; consolidated capital expenditures on a cash basis were $20,382.

Total asset balances, excluding intercompany balances at September 30, 2018 and December 31, 2017 are as follows:

	2018	2017
	(in thousands)
Mexico	$96,435	$87,739
Nevada	39,062	25,741
Corporate and Other	12,293	19,443
Consolidated	$147,790	$132,923

Revenue Concentration

During the three and nine months ended September 30, 2018, one customer accounted for 90% and 93%, respectively of the Company’s revenue.  During the three and nine months ended September 30, 2017, one customer accounted for 95% and 94%, respectively of the Company’s revenue.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2018 and compares those results to the three and nine months ended September 30, 2017. It also analyzes our financial condition at September 30, 2018 and compares it to our financial condition at December 31, 2017. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2017 contained in our annual report on Form 10-K for the year ended December 31, 2017.

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

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila and Alta Gracia projects within our Oaxaca Mining Unit and on developing the mine and processing facilities at our Isabella Pearl project within our Nevada Mining Unit. Our processing facilities at the Aguila project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc, and from the Mirador underground mine, which contains gold and silver. Additionally, we are focused on the exploration of our other properties at both our Oaxaca Mining Unit and our Nevada Mining Unit.

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

Highlights

Highlights for the third quarter of 2018 are summarized below and discussed further in our Results of Operations:

•	Our sales were $24.3 million;
•	Our cash balance was $16.6 million at September 30, 2018;
•	We made dividend distributions of $0.3 million, or $0.005 per share for quarter;
•	We made significant construction progress at our Isabella Pearl project, including substantial completion of the leach pad and liner;
•	Total cash cost after by-product credits per precious metal gold equivalent ounce sold was $582.

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

Oaxaca Mining Unit, Mexico

The Aguila project: Our mine activities during the third quarter of 2018 continued to focus on development and ore extraction from the Arista and Switchback vein systems. Exploration activities during the quarter continued to focus on underground exploration drilling at the Switchback vein system in the Arista Mine. The Switchback drilling program targeted further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization. The Switchback vein system remains open on strike and vertical extent. Nine underground diamond drill holes totaling 2,714 meters were completed at the Aguila project during the third quarter of 2018.

Alta Gracia project:  Mirador Mine development and access to previously identified mineralization continued during the third quarter of 2018. Exploration activities during the quarter mainly included surface drilling targeting expansion of a new ore shoot discovered on the Independencia vein.  Four holes totaling 1,105 meters were completed during the third quarter of 2018.  Analysis of historic underground mine sampling and recent surface drilling results for future surface drill targeting was also conducted during the quarter.

Margaritas property:  During the third quarter of 2018, geological mapping and geochemical sampling continued on extensions of the gold and silver mineralized zone called “Trenes” identified at Margaritas.  Trenes is located approximately 10 kilometers northwest of the Arista Mine along our 55-kilometer mineralized trend. Interpretation of results from this work along with previous surface drilling, geological mapping and rock chip channel sampling will be used for preparation of a future surface drilling program.

Nevada Mining Unit, U.S.A.

Isabella Pearl project: Construction of the mine and processing facilities at our Isabella Pearl project continued during the third quarter.  As of September 30, 2018, approximately 80% of the heap leach pad and ponds construction was completed and installation and construction on the ADR plant and ancillary services were started and advancing as per schedule.  We are planning to produce gold doré from open pit, heap leach operations.  First gold production from Isabella Pearl is targeted in less than 12 months from commencement of construction in June 2018.  We are targeting a more than 100% increase to our annual consolidated gold production from Isabella Pearl’s first full year of commercial production.

Exploration work during the third quarter included 17 drill holes totaling 1,585 meters on the Isabella Pearl deposit.  Surface geological and alteration mapping and rock chip sampling also continued on the new high-grade surface gold mineralized area located on the northeast side of the Isabella Pearl deposit.  This area is targeted for surface drilling in the future.

Mina Gold property: During the third quarter, we interpreted results of the recent surface reverse circulation drilling program targeting expansion of known high-grade gold mineralization on our patented claims.  This evaluation will be used for preparation of a future surface drilling program at Mina Gold.

East Camp Douglas property:  We continued to review historical geological, exploration and mining data on the East Camp Douglas property during the third quarter of 2018. Exploration activities mainly included analysis and three-dimensional modeling of the historic mine workings in the Cerro Duro mine area and historic drilling. The Cerro Duro mine and lithocap areas are currently being evaluated for surface drill targeting in the future.

County Line property:  We continued to integrate historical geological, exploration and mining data along with recent surface mapping and rock chip sampling completed at the County Line property.

Gold Mesa property:  Based on a review of the drilling results to-date, in July 2018 we terminated our option agreement on the property.

Results of Operations

The following table summarizes our results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Sales, net	$24,258	$31,122	$87,177	$76,849
Mine gross profit	3,293	11,201	25,734	26,843
General and administrative expenses	2,140	1,950	6,719	5,437
Exploration expenses	1,304	1,457	3,740	3,415
Other expense	568	110	1,356	1,183
(Loss) income before income taxes	(719)	7,684	13,919	16,808
Provision for income taxes	62	3,103	5,489	6,987
Net (loss) income	$(781)	$4,581	$8,430	$9,821

Sales, net

Net sales of $24.3 million for the third quarter of 2018 decreased by $6.9 million, or 22%, when compared to the same period in 2017. The decrease was primarily a result of lower sales prices for precious and base metals.  In addition, we recognized losses of $1.9 million from base and precious metal price adjustments on prior period sales.    For the three months ended September 30, 2018, average realized prices for base metals decreased from the same period in 2017 as follows: gold by 8% to $1,183, silver by 14% to $14.69, copper by 12% to $5,593 per tonne, lead by 18% to $1,931 per tonne, and zinc by 38% to $1,825 per tonne.

Metal sales for the nine months ended September 30, 2018 were $87.2 million as compared to $76.8 million for the same period of 2017, representing a $10.4 million increase. The increase is primarily attributable to an increase in silver and base metal sales volumes. Silver and base metal sales volume in 2018 increased significantly over 2017 as follows: silver by 11%, copper by 43%, lead by 47%, and zinc by 22%.

Please see the Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

Gold and silver production for the third quarter of 2018 totaled 6,411 ounces and 321,590 ounces, respectively, compared to 6,465 and 392,153 ounces over the same period in 2017.  The overall decrease in precious metal production was due to the expected lower grade ore, which was almost offset by the historically high average milled tonnage of 1,796 tonnes per day or 34% increase when compared to the same period in 2017.  The additional mill throughput resulted from efficiencies gained by producing from multiple work areas within the upper and lower areas of Arista and Switchback. We expect increased precious metal production in the fourth quarter as a result of higher precious metal grades in our planned work areas.

In the Arista underground mine, production between the Switchback and Arista veins was approximately evenly split during the third quarter of 2018. Aguila open pit ore production was increased in the quarter to take advantage of higher gold grades contained within the pit. The Mirador Mine ore production remained relatively constant in the third quarter with a small increase in gold grade when compared to the same period last year.  The agitated leach plant production averaged approximately 170 tonnes per day for the third quarter of 2018. Both the Aguila open pit ore and Mirador Mine are treated in our Agitated Leach Processing Plant on a batch basis.

For the first nine months of 2018, we produced 18,864 and 1,341,429 ounces of gold and silver, respectively, as compared to 18,908 and 1,217,713 ounces of gold and silver, respectively, over the same period in 2017.  The increased silver production benefited from higher mill throughput.

On a precious metal gold equivalent basis, our mill production totaled 10,404 ounces and 35,803 ounces for the third quarter and first nine months of 2018, compared to 11,637 ounces and 35,630 ounces for the same period of 2017. See the Production Statistics table below for additional information regarding our mineral production statistics.

During the three months ended September 30, 2018, we sold 5,721 gold ounces and 301,717 silver ounces at a total cash cost after by-product credits per precious metal gold equivalent ounce of $582, reflecting a significant increase from the same period in 2017.  The increase was a result of lower by-product credits and lower gold equivalent ounces from silver. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Production Statistics table summarizes certain information about our mining operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Arista Mine
Milled
Tonnes Milled	143,110	108,109	410,697	283,258
Grade
Average Gold Grade (g/t)	1.51	2.16	1.64	2.20
Average Silver Grade (g/t)	72	120	106	140
Average Copper Grade (%)	0.37	0.36	0.37	0.37
Average Lead Grade (%)	1.82	1.76	1.64	1.63
Average Zinc Grade (%)	4.21	5.14	4.23	4.25
Recoveries
Average Gold Recovery (%)	80	85	79	86
Average Silver Recovery (%)	91	92	91	92
Average Copper Recovery (%)	82	75	79	77
Average Lead Recovery (%)	81	76	78	77
Average Zinc Recovery (%)	83	83	82	84
Aguila Open Pit Mine
Milled
Tonnes Milled	11,404	2,108	25,730	42,079
Grade
Average Gold Grade (g/t)	2.30	1.02	2.11	1.52
Average Silver Grade (g/t)	39	41	41	34
Recoveries
Average Gold Recovery (%)	86	71	83	73
Average Silver Recovery (%)	76	65	80	80
Mirador Mine
Milled
Tonnes Milled	3,561	3,330	11,244	3,330
Grade
Average Gold Grade (g/t)	1.41	1.08	1.40	1.08
Average Silver Grade (g/t)	105	102	158	102
Recoveries
Average Gold Recovery (%)	81	62	75	62
Average Silver Recovery (%)	65	54	76	54
Combined
Tonnes milled	158,075	113,547	447,671	328,667
Tonnes Milled per Day (1)	1,796	1,336	1,724	1,279
Metal production (before payable metal deductions) (2)
Gold (ozs.)	6,411	6,465	18,864	18,908
Silver (ozs.)	321,590	392,153	1,341,429	1,217,713
Copper (tonnes)	434	291	1,206	804
Lead (tonnes)	2,119	1,449	5,274	3,583
Zinc (tonnes)	4,970	4,628	14,236	11,447
Precious metal gold equivalent ounces produced (mill production)2)
Gold Ounces	6,411	6,465	18,864	18,908
Gold Equivalent Ounces from Silver	3,993	5,172	16,939	16,722
Total Precious Metal Gold Equivalent Ounces	10,404	11,637	35,803	35,630

(1)	Based on actual days the mill operated during the period.
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

The following Sales Statistics table summarizes certain information about our combined mining operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Metal sold
Gold (ozs.)	5,721	5,672	16,744	17,521
Silver (ozs.)	301,717	371,754	1,244,092	1,121,870
Copper (tonnes)	378	328	1,101	769
Lead (tonnes)	1,905	1,389	4,862	3,299
Zinc (tonnes)	3,942	4,326	11,527	9,452
Average metal prices realized (1)
Gold ($ per oz.)	1,183	1,289	1,275	1,262
Silver ($ per oz.)	14.69	17.00	16.10	17.33
Copper ($ per tonne)	5,593	6,341	6,526	6,042
Lead ($ per tonne)	1,931	2,349	2,266	2,293
Zinc ($ per tonne)	1,825	2,936	2,899	2,790
Precious metal gold equivalent ounces sold
Gold Ounces	5,721	5,672	16,744	17,521
Gold Equivalent Ounces from Silver	3,745	4,901	15,710	15,411
Total Precious Metal Gold Equivalent Ounces	9,466	10,573	32,454	32,932
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (2)	$1,954	$1,709	$1,687	$1,353
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2) (3)	$582	$2	$97	$181
Total all-in sustaining cost per precious metal gold equivalent ounce sold (2)	$1,338	$714	$724	$736
Total all-in cost per precious metal gold equivalent ounce sold (2)	$1,406	$756	$774	$768

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(2)	For a reconciliation of this non-GAAP measure to total mine cost of sales, which is the most comparable U.S. GAAP measure, please see Non-GAAP Measures.
(3)	Total cash cost after by-product credits are significantly affected by base metals sales during the periods presented.

Other Financial Results

Mine gross profit. For the three months ended September 30, 2018, mine gross profit decreased by $7.9 million or 71%, compared to the same period in 2017. The decrease was primarily due to lower metals sales in the 2018 period.  For the nine months ended September 30, 2018, gross profit decreased by $1.1 million or 4%, as compared to the same period of 2017, as a result of increased production costs due to higher throughput.

General and administrative expenses. For the three and nine months ended September 30, 2018, general and administrative expenses totaled $2.1 million and $6.7 million, respectively, as compared to $2.0 million and $5.4 million for the same periods in 2017.  The increase in general and administrative expenses for the nine months ended September 30, 2018, was primarily due to higher legal and accounting fees and the accrual of additional compensation costs related to our short-term incentive plan.  Please see Note 15 to the Condensed Consolidated Financial Statements for additional information.

Exploration expenses. For the three months ended September 30, 2018, exploration expenses decreased $0.2 million to $1.3 million as a result of less exploration activities in our Nevada Mining Unit as we concentrate on the construction of our Isabella Pearl project.   Exploration expenses increased $0.3 million to $3.7 million for the nine months ended September 30, 2018 as a result of increased drilling at our Aguila project in Mexico and Gold Mesa property in Nevada.

Other expense.  For the three months ended September 30, 2018, we recorded other expense of $0.6 million as compared to other expense of $0.1 million for the same period in 2017. The $0.5 million increase in the three months ended September 30, 2018 was a result of losses on disposals of equipment and unrealized losses from our gold and silver bullion/rounds as the prices of gold and silver declined in third quarter of 2018 whereas the prices increased in the same period of 2017.  Other expense for the nine months ended September 30, 2018 increased $0.2 million to $1.4 million from the same period in 2017.  The increase was the result of mark-to-market losses on our gold and silver bullion/rounds due the declining prices during the first three quarters of 2018 and decreased currency exchange losses due changes in the Mexican Peso exchange rate during the nine months ended September 30, 2018.  Please see Note 16 to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.  For the three and nine months ended September 30, 2018, our provision for income taxes was $0.1 million and $5.5 million, respectively, as compared to $3.1 million and $7.0 million for the three and nine months ended September 30, 2017, respectively. The decrease in 2018 is commensurate with our decrease in income as compared to 2017. Please see Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net (loss) income.  For the three months ended September 30, 2018, we recorded net loss of $0.8 million as compared to net income of $4.6 million for the corresponding period in 2017.  For the nine months ended September 30, 2018 and 2017, we recorded net income of $8.4 million and $9.8 million, respectively.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures which we believe will assist in understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before by-product credits per ounce, total cash cost (credit) after by-product credits per ounce, total all-in sustaining cost per ounce (“AISC”) and all-in cost per ounce (“AIC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation, or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or loss or cash flow from operations as determined under GAAP, nor are they indicative of future performance.

Total cash cost, after by-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard of calculating production costs for comparison purposes. The guidance was first issued in 1996 and revised in November 1999. AISC and AIC are calculated based on guidance from the World Gold Council issued in June 2013.

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

AIC includes all-in sustaining costs plus non-sustaining capital expenditures and exploration expense related to the Oaxaca Mining Unit.  Exploration and capital expenditures to develop new properties outside of Mexico are excluded from this calculation.

Cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce, AISC and AIC are calculated by dividing the relevant costs, as determined using the cost elements described above, by precious metal gold equivalent ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total cash cost after by-product credits	$5,507	$30	$3,140	$5,985
Treatment and refining charges	(1,164)	(1,988)	(4,322)	(4,997)
By-product credits	12,989	18,043	51,616	38,580
Depreciation and amortization	3,515	3,762	10,587	10,271
Reclamation and remediation	87	37	379	101
Share-based compensation allocated to production costs	31	37	43	66
Total mine cost of sales	$20,965	$19,921	$61,443	$50,006

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$18,496	$18,073	$54,756	$44,565
By-product credits (2)	(12,989)	(18,043)	(51,616)	(38,580)
Total cash cost after by-product credits	5,507	30	3,140	5,985
Sustaining capital expenditures	6,413	6,737	18,110	15,908
Sustaining general and administrative expenses	744	789	2,232	2,367
Total all-in sustaining cost	12,664	7,556	23,482	24,260
Non-sustaining capital expenditures	9	-	9	9
Non-sustaining exploration expenses	630	447	1,616	1,052
Total all-in cost	$13,303	$8,003	$25,107	$25,321

Precious metal gold equivalent ounces sold (3)	9,466	10,573	32,454	32,932

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,954	$1,709	$1,687	$1,353
By-product credits per precious metal gold equivalent ounce sold	(1,372)	(1,707)	(1,590)	(1,172)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	582	2	97	181
Other sustaining expenditures per precious metal gold equivalent ounce sold	756	712	627	555
Total all-in sustaining cost per precious metal gold equivalent ounce sold	1,338	714	724	736
Non-sustaining expenditures per precious metal gold equivalent ounce sold	68	42	50	32
Total all-in cost per precious metal gold equivalent ounce sold	$1,406	$756	$774	$768

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarize our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,115	$2,080	$7,186	$4,646
Lead sales	3,678	3,263	11,018	7,565
Zinc sales	7,196	12,700	33,412	26,369
Total sales from by-products (1)	$12,989	$18,043	$51,616	$38,580

(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 18 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$223	$197	$221	$141
Lead sales	389	309	339	230
Zinc sales	760	1,201	1,030	801
Total by-product credits per precious metal gold ounces sold	$1,372	$1,707	$1,590	$1,172

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of $17.7 million, consisting of current assets of $37.3 million and current liabilities of $19.6 million. This represents a decrease of $9.8 million from the working capital balance of $27.5 million at December 31, 2017. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents decreased $5.8 million to $16.6 million during the first nine months of 2018.

Net cash provided by operating activities of $20.8 million decreased by $2.7 million for the first nine months of 2018 compared to the same period in 2017, primarily due to a decrease in net income and changes in operating assets and liabilities.

Net cash used in investing activities of $26.1 million increased $5.5 million for the first nine months of 2018 compared to the same period in 2017 due to increased mine development in our Arista Mine, the development and construction of our Isabella Pearl project, and the purchase of the County Line property.

Net cash used in financing activities of $0.3 million decreased $0.6 million from the same period in 2017 due to a full nine months of loan and capital lease payments in 2018 which were offset by the cash proceeds received from stock option exercises.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.  At September 30, 2018, we have paid or financed $15.3 million, with approximately $20 million of total expenditures remaining, for Isabella Pearl development.  To fund the remaining capital requirements, if cash and future cash flow are not sufficient, we are currently evaluating the use of equity financing, debt financing, or a combination thereof.  There can be no assurances that any such financing will be available when or if needed upon acceptable terms, or at all.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

Contractual Obligations

The following table represents a summary of our contractual obligations at September 30, 2018, except short-term purchase order commitments arising in the ordinary course of business:

	Payments due by Period
	Total	2018	2019	2020	2021	2022 and Thereafter
	(in thousands)
On-balance sheet
Loan payable	$2,315	$172	$765	$797	$581	$-
Capital lease obligation	1,333	98	410	432	393	-
	3,648	270	1,175	1,229	974	-
Off-balance sheet
Interest on loan payable	147	22	75	41	9	-
Interest on capital lease obligation	119	18	57	34	10	-
Operating lease obligations	310	51	113	74	72	-
Equipment purchase obligations	536	536	-	-	-	-
	1,112	627	245	149	91	-
	$4,760	$897	$1,420	$1,378	$1,065	$-

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

Commodity Price Risk

The results of our operations depend in large part upon the market prices of gold, silver, and base metals of copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the stability of exchange rates, the world supply of and demand for gold, silver and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold, silver, or any other metal. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

In addition to adversely affecting our reserve estimates, results of operations and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur some costs in Mexican pesos. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus affecting our operating results. Alternatively, when the value of the peso drops in relation to the US Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms.  These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to such exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement.  Changes in the prices of metals between the delivery and final settlement date will result in adjustments to revenues from the sales of concentrate previously recorded upon delivery. Please see Note 14 to the Condensed Consolidated Financial Statements for additional information.

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

There were no changes that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report.

ITEM 6: Exhibits

The following exhibits are filed or furnished herewith:

Exhibit Number	Descriptions

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended September 30, 2018, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: October 30, 2018		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: October 30, 2018		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer