Form 10-K
period 2018-12-31
GOLD RESOURCE CORP
filed 2019-02-26
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $364,977,707 based on the closing price of the common stock of $6.59 as reported on the NYSE American.

As of February 25, 2019, there were 61,402,365 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2019 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

ADDITIONAL INFORMATION

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see Item 15. Exhibits for a complete list of those exhibits.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect” and similar expressions are intended to identify such forward-looking statements. Such forward-looking statements include, without limitation, the statements regarding Gold Resource Corporation’s strategy, future plans for development and production, future expenses and costs, future liquidity and capital resources, future dividends and estimates of mineralized material. All forward-looking statements in this report are based upon information available to Gold Resource Corporation on the date of filing this report, and the company assumes no obligation to update any such forward-looking statements. Forward looking statements involve a number of risks and uncertainties and there can be no assurance that such statements will prove to be accurate. Gold Resource Corporation’s actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Item 1A. Risk Factors section of this report.

In addition to the specific factors identified under Item 1A. Risk Factors in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	Commodity price fluctuations;
•	Mine protests and work stoppages;
•	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations;
•	Decisions of foreign countries and banks within those countries;
•	Unexpected changes in business and economic conditions, including the rate of inflation;
•	Changes in interest rates and currency exchange rates;
•	Timing and amount of production;
•	Technological changes in the mining industry;
•	Our operating costs and other costs of doing business;
•	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our products;
•	Changes in our business strategy, plans and goals;
•	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	Litigation by private parties or regulatory action by governmental entities;
•	Acts of God such as floods, earthquakes and any other natural disasters; and
•	The uncertainty of mineralized material estimates and timing of mine construction and commercial production.

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

PART I

ITEM 1.        BUSINESS

History and Organization

Gold Resource Corporation was organized under the laws of the State of Colorado on August 24, 1998. We are a producer of metal concentrates that contain gold, silver, copper, lead and zinc, and doré containing gold and silver from the Aguila and Alta Gracia projects in the southern state of Oaxaca, Mexico (“Oaxaca Mining Unit”). The Aguila project includes the Arista underground mine and processing facility, which commenced operation in 2010. The Alta Gracia project includes the Mirador underground mine which began operations in 2017.

On August 12, 2016, we acquired all of the outstanding stock of Walker Lane Minerals Corporation.  The assets included in that acquisition included the Isabella Pearl project, including significant permitting for an open-pit heap leach operation in the Walker-Lane mineral belt in Nevada.  Since the acquisition, we have continued development on the project and in May 2018, we received the final regulatory approvals to construct and operate a mine. We commenced construction of the mine shortly thereafter and expect to commence production in mid-2019.  We also continue exploration and evaluation work on our portfolio of other precious metal properties in Nevada, United States of America (“Nevada Mining Unit”) and continue to evaluate other properties for possible acquisition.

The Aguila processing facility produces metal concentrates and doré from ore mined from both the Arista and Mirador Mines. All of our production and revenue currently comes from our Oaxaca Mining Unit.  The  Aguila and Alta Gracia projects, include a total of approximately 30,439 hectares of mining concessions, access roads from a major highway, haul roads, a processing facility, and adjoining buildings, an assay lab, an open pit and underground mines, tailings facilities and other infrastructure. Please see Item 2. Properties for maps and additional information.

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

Our operations in Oaxaca are conducted through our Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“DDGM”). Our Nevada exploration, development and construction work is performed through two wholly-owned subsidiaries, GRC Nevada Inc. and Walker Lane Minerals Corp. (“Walker Lane”).

In this report, “Company,” “our,” “us” and “we” refer to Gold Resource Corporation together with our subsidiaries, unless the context otherwise requires.  See glossary on page 30 for additional definitions

Our principal executive offices are located at 2886 Carriage Manor Point, Colorado Springs, Colorado 80906, and our telephone number is (303) 320-7708. We maintain a website at www.goldresourcecorp.com and through a link on our website you can view the periodic filings that we make with the U.S. Securities and Exchange Commission (“SEC”), as well as certain of our corporate governance documents such as our code of ethics free of charge.

2018 Developments

For the year ended December 31, 2018, we reported revenue of $115.3 million, mine gross profit of $33.7 million and net income of $9.3 million. Substantially all of our 2018 revenue was from the Arista Mine in Mexico.  We achieved our annual production outlook of 27,000 gold ounces and 1,700,000 silver ounces plus or minus a range of 10%. Our annual 2018 mill production totaled 26,838 gold ounces, 1,672,034 silver ounces, 1,652 copper tonnes, 7,280 lead tonnes and 19,808 zinc tonnes.

Oaxaca Mining Unit

During 2018, we continued to develop the Arista underground mine, including the Switchback vein system.  In 2018, we began some bulk tonnage mining techniques at Switchback, while also processing a large amount of development ore.  We began construction of three critical capital projects in 2018.  These projects are the paste fill plant, the tailings lift, and the power grid project.  The paste fill plant is targeted to improve the Arista Mine’s safety, allow for more efficient extraction of stope pillars when possible, and provide for cemented tailings storage underground which will reduce the amount of surface tailings deposition.  The third phase of the surface tailings impoundment lift was near completion at the end of 2018.  The power grid project began construction in 2018 and will provide lower cost grid power to the Aguila project.

In addition to the Arista underground mine, we continued to develop the Mirador Mine in 2018 and consistently delivered development ore to the Aguila processing facility.  While difficult ground conditions slowed development at times, we continued to target higher grade areas in the mine.  We have built, commissioned and continued to develop and operate the Mirador Mine with internally generated cash flow.

Nevada Mining Unit

During 2018, we obtained all the necessary permits to commence development and construction on our Isabella Pearl project.  We completed the construction of and liner placement on the heap leach pad as well as the pregnant and barren solution ponds.  We installed and commissioned the crushing facility, the laboratory, and office buildings.  We began mining, crushing, and placing ore on the pad during the fourth quarter of the year.  Construction of the ADR plant is ongoing as is other infrastructure including water tanks and water and electrical service.  We continue to target gold sales in mid-2019.

Dividends

Since July 2010, we have paid a monthly dividend. During 2018, we paid one-sixth cent per share per month, which totaled $0.02 per share for the year. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information.

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

Environmental Matters

We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mines have reclamation plans in place that we believe meet all applicable legal and regulatory requirements. At December 31, 2018, $3.3 million was accrued on our consolidated balance sheet for reclamation costs relating to operating and development properties.

Competitive Business Conditions

The acquisition of gold and silver properties is subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. Due to our limited capital and personnel, we are at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, advancement of mining properties. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

Government Regulations and Permits

In connection with mining, milling and exploration activities, we are subject to United States and Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The department responsible for environmental protection in Mexico is Secretaria de Medio Ambiente y Recursos Naturales (“SEMARNAT”).  The departments responsible for the environmental regulation in the United States of America include the United States Environmental Protection Agency (“EPA”), the Nevada Department of Environmental Protection (NDEP), Bureau of Land Management (“BLM”) and the Nevada Department of Wildlife (“NDOW”).  Any of these regulators have broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust, and noise.

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

We have obtained the permits necessary to develop, construct, and operate our Isabella Pearl project.  Please see Item 2. Properties – Nevada Mining Unit, for more information on the status of our development efforts.  In connection with these permits and exploration activities in Nevada, we are subject to various federal, state and local laws and regulations governing protection of the environment, including, but not limited to, the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive.

Customers

During the year ended December 31, 2018, one customer accounted for 94% of our revenue in our Oaxaca Mining Unit.  In the event that our relationship with the customer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Employees and Contractors

We have approximately forty-seven full-time employees, six of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 490 individuals employed by third parties in Mexico and Nevada and also use various independent contractors for environmental permitting, mining, surface exploration drilling and trucking.

ITEM 1A.     RISK FACTORS

This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Risks Relating to Our Company

Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold and silver and certain base metals and these prices can be volatile.  The profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold and silver, copper, lead and zinc. The price of gold and silver may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, global or national political or economic conditions, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, and a number of other factors.

We derive a significant portion of our revenue from the sale of gold and silver and our results of operations will fluctuate as the prices of these metals change.  A period of significant and sustained lower gold and silver prices would materially and adversely affect our results of operations and cash flows. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event mineral prices decline or remain low for prolonged periods of time, we might be unable to develop our existing exploration properties, which may adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties, including a material diminution in the price of gold and/or silver.

During 2018, the price of gold, as measured by the London P.M. fix, fluctuated from a low of $1,178 per ounce to a high of $1,355 per ounce while the price of silver fluctuated from a low of $13.97 per ounce to a high of $17.52 per ounce. As of February 25, 2019, gold and silver prices were $1,331 per ounce and $15.96 per ounce, respectively. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2014	2015	2016	2017	2018
Gold:
High	$1,385	$1,297	$1,366	$1,346	$1,355
Low	$1,142	$1,049	$1,077	$1,151	$1,178
Average	$1,266	$1,160	$1,251	$1,257	$1,268
Silver:
High	$22.05	$18.23	$20.71	$18.56	$17.52
Low	$15.28	$13.71	$13.58	$15.22	$13.97
Average	$19.08	$15.68	$17.14	$17.04	$15.71

Most of our production is currently limited to a single mine and any interruptions or stoppages in our mining activities would adversely affect our revenue. We are almost entirely dependent on revenues from a single mine to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to generate revenue following such interruption. Additionally, if we are unable to economically develop additional mines, we will eventually deplete the body of mineralized material and will no longer generate revenue sufficient to fund our operations. A decrease in, or cessation of, our mining operations at this mine would adversely affect our financial performance and may eventually cause us to cease operations.

If we are unable to achieve anticipated gold and silver production levels, our financial condition and results of operations will be adversely affected. We have proceeded with the processing of ore from the Arista and Mirador underground mines at the Aguila and Alta Gracia projects, respectively, based on estimates of mineralized material identified during exploration and in our Proven and Probable Reserve report. However, risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Sales of gold and silver that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration,  studies and reports. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock and you may lose part or all of your investment.

Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates. The proven and probable reserves stated in this report represent the amount of gold, silver, copper, lead and zinc that we estimated, at December 31, 2018, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold, silver, copper, lead and zinc as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change.  If we determine that certain of our estimated reserves or mineralized material have become uneconomic, we may be forced to reduce our estimates.  Actual production may be significantly less than we expect.

Any material changes in mineral estimates and grades of mineralization may affect the economic viability of our current operations, our decision to place a new property into production and/or such property’s return on capital. There can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in a large‑scale on-site operation in a production environment. Extended declines in market prices for gold and/or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

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

From time to time, we may acquire mineral interests from other parties. Such acquisitions are based on an analysis of a variety of factors including historical exploration results, estimates of and assumptions regarding the extent of mineralized material, and/or reserves, the timing of production from such reserves and cash and other operating costs. In addition, we may rely on data and reports prepared by third parties (including the ability to permit and compliance with existing regulations) which may contain information or data that we are unable to independently verify or confirm. All of these factors are uncertain and may have an impact on our ability to develop the properties.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations and financial position.

We may not continue to be profitable. During the fiscal years ended December 31, 2018, 2017 and 2016, we reported net income of $9.3 million, $4.2 million, and $4.4 million, respectively. We have accumulated retained earnings of $12.7 million as of December 31, 2018. Metal prices have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and you may lose all or part of your investment.

We may require significant additional capital to fund our business plans. We may be required to expend significant funds to determine if mineralized material and proven and probable mineral reserves exist at any of our non-producing properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio.  If we receive the necessary permits and make a positive development decision, we will require significant additional capital to bring the project into production. We have spent, and may be required to continue to expend, significant amounts of capital for drilling, geological and geochemical analysis, assaying, feasibility studies, mine development, and mining and process equipment in connection with our exploration, development, and production activities.

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

If we do not hedge our exposure to fluctuations in gold and silver prices, we may be subject to significant reductions in price. We do not use hedging transactions with respect to any of our gold and silver production and we do not expect to do so in the future.  Accordingly, we are fully exposed to price fluctuations if precious and base metal prices decline. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

Revenue from the sale of metal concentrate may be adversely affected by loss or damage during shipment and storage at our buyer’s facilities. We rely on third-party transportation companies to transport our metal concentrate to the buyer’s facilities for processing and further refining. The terms of our sales contracts with the buyers require us to rely on assay results from samples of our metal concentrate that are obtained at the buyer’s warehouse to determine the final sales value for our metals. Once the metal concentrate leaves our processing facility, we no longer have direct custody and control of these products. Theft, loss, road accidents, improper storage, fire, natural disasters, tampering or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our metal concentrate products. Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and as a result, our operating results may be adversely affected.

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

Substantial expenditures are required to establish proven and probable reserves through detailed drilling and analysis, to develop metallurgical processes to extract metal and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade, metallurgy, rock competency and proximity to infrastructure like power, water and roads; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, environmental protection and local and community support. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our common stock and our ability to raise future financing.

We may acquire additional exploration stage properties and our business may be negatively impacted if reserves are not located on acquired properties. We have in the past and may in the future acquire additional exploration stage properties. There can be no assurance that reserves will be identified on any properties that we acquire. We may experience negative reactions from the financial markets if we successfully complete acquisitions of additional properties and reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock or our financial condition or results of operations.

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

We rely on contractors to conduct a significant portion of our operations and construction projects.  A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors.  As a result, our operations are subject to a number of risks, some of which are outside our control, including:

•	The difficulty and inherent delay in replacing a contractor and its operating equipment in the event that either party terminates the agreement;
•	Reduced control and oversight over those aspects of operations which are the responsibility of the contractor;
•	Failure of a contractor to perform under its agreement;
•	Interruption of operations and construction or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
•	Injuries or fatalities on the job as a result of the failure to implement or follow adequate safety measures;
•	Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
•	Problems of a contractor with managing its workforce, labor unrest or other related employment issues.

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

The facilities and development of our underground and open pit mines and operations are subject to all of the risks inherent in development, construction, and operations. These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage subcontractors and material suppliers in connection with the continued mine activities at the Aguila, Alta Gracia, and Isabella Pearl projects. While we anticipate taking all measures which we deem reasonable and prudent in connection with our facilities, construction of the underground mine and the operation of the processing facility, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated generation of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

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

Construction of mine and process facilities is subject to all of the risks inherent in construction and start-up, including delays and costs of construction in excess of our projections. Many factors could delay or prevent the start or completion of, or increase the costs of, ongoing construction of the mine and process facility, including:

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

Our operations are subject to permitting requirements which could result in the delay, suspension or termination of our operations.  Our operations, including our ongoing exploration drilling programs and production, require permits from governmental authorities. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.  We have from time to time relied on third party environmental firms to assist in our efforts to obtain and remain current with required regulations and permits.  While we attempt to manage and oversee third party firms, we are dependent on the firm to operate in a professional and knowledgeable manner.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2018, our net deferred tax assets were $7.4 million.

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

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States (“U.S.”), Canada, and elsewhere throughout the world compete for properties and personnel on a global basis. We are a small participant in the gold mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified personnel when needed to successfully operate our mine and processing facility. We may be unable to attract the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified personnel, may continue to be intense in the future.

Since a significant amount of our expenses in Mexico are paid in Mexican pesos, we are subject to changes in currency values that may adversely affect our results of operations. Our operations have in the past and will in the future be affected by changes in the value of the Mexican peso against the U.S. dollar. The appreciation of non-U.S. dollar currencies such as the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of non-U.S. dollar currencies usually decreases operating costs and capital asset purchases in U.S. dollar terms. The value of cash and cash equivalents, and other monetary assets and liabilities denominated in foreign currencies also fluctuate with changes in currency exchange rates.

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

In addition, significant state and federal environmental laws and regulations in the U.S. may hinder our ability to explore, develop, and operate at our Nevada Mining Unit. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the BLM.   Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm. We operate in certain jurisdictions that have experienced some degree of governmental and private sector corruption, and in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Ethics and other corporate policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. There can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, contractors, or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, and loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common stock to decline.

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

We may also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. If we are not able to successfully implement system upgrades or modifications, we may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system upgrades and modifications, but system upgrades and modification failures could have a material adverse effect on our business, financial condition and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

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

We do not insure against all of the risks to which we may be subject in our operations and development. While we currently maintain insurance for general commercial liability claims and the physical assets at our Aguila, Alta Gracia, and Isabella Pearl projects, we do not maintain insurance to cover all of the potential risks associated with our operations. We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and mine construction, for which insurance may not be available, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

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

Title to mineral properties can be uncertain. Our ability to explore and operate our properties depends on the validity of our title to that property. Our U.S. mineral properties include patented and unpatented mining claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally riskier. Our concessions in Mexico are subject to continuing government regulation and failure to adhere to such regulations will result in termination of the concession. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. There may be valid challenges to the title to our properties which, if successful, could impair development and/or operations.

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

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose part or all of your investment. In addition to other risk factors identified and due to volatility associated with equity securities in general, the value of your investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

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

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to sell your shares at a desired price.

Past payments of dividends on our common stock are not a guaranty of future payments of dividends. In 2010, we began paying cash dividends to the holders of our common stock.  However, our ability to continue to pay dividends in the future will depend on a number of factors, including, cash flow, mine construction requirements and strategies, other acquisition and/or construction projects, spot gold and silver prices, taxation, government-imposed royalties and general market conditions. Further, a portion of our cash flow is expected to be retained to finance our operations and development of mineral properties. Any material change in our operations may affect future dividends which may be modified or canceled at the discretion of our Board of Directors. Any decrease in our monthly dividend would likely have an adverse impact on the price of our common stock.

We are subject to the Continued Listing Criteria of the New York Stock Exchange (“NYSE American”), and our failure to satisfy these criteria may result in delisting of our common stock. Our common stock is currently listed on the NYSE American. In order to maintain that listing, we must maintain certain share price and other criteria, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of February 25, 2019, there were 61,402,365 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then-outstanding shares without further shareholder approval. Because we have issued less of our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

We classify our mineral properties into three categories: “Operating Properties”, “Development Properties”, and “Exploration Properties”. Operating Properties are properties on which we operate a producing mine and are what we consider a “material” property in accordance with SEC Industry Guide 7.  Other properties may also be material to our business.

We currently have 100% interest in ten properties in the Americas. Six of our properties, including two Operating Properties and four Exploration Properties, are within our Oaxaca Mining Unit located in Oaxaca, Mexico, along the San Jose structural corridor. In addition, we have one Development and three Exploration Properties within our Nevada Mining Unit located in south central Nevada, U.S.A in the Walker Lane Mineral Belt.

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

As of December 31, 2018, our estimate of Proven and Probable (“P&P”) reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper %	Lead %	Zinc %
Oaxaca Mining Unit
Arista Mine
Proven	2,669,000	1.87	112	3.35	160,500	9,574,900	287,000	0.4	1.5	4.6
Probable	279,900	1.88	115	3.40	17,000	1,032,400	30,600	0.3	1.3	3.7
Arista Mine Total	2,948,900	1.87	112	3.35	177,500	10,607,300	317,600	0.4	1.5	4.5
Mirador Mine
Proven	107,000	0.69	495	7.23	2,400	1,704,000	24,900
Probable	21,300	0.62	409	6.03	400	280,000	4,100
Mirador Mine Total	128,300	0.68	481	7.03	2,800	1,984,000	29,000
Oaxaca Mining Unit Total	3,077,200	1.82	127	3.50	180,300	12,591,300	346,600
Nevada Mining Unit
Isabella Pearl Project
Proven	719,800	5.65	35	6.10	130,700	801,600	141,300
Probable	2,214,600	1.18	5	1.25	84,100	375,100	89,000
Isabella Pearl Project Total	2,934,400	2.28	12	2.44	214,800	1,176,700	230,300
Nevada Mining Unit Total	2,934,400	2.28	23	2.44	214,800	1,176,700	230,300
Total	6,011,600	2.04	71	2.99	395,100	13,768,000	576,900

Notes to the 2018 P&P reserves:

1.

Metal prices used for P&P reserves were $1,258 per ounce of gold, $16.62 per ounce of silver, $2.65 per pound of copper, $0.97 per pound of lead and $1.20 per pound of zinc.  These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.	Precious metal gold equivalent is 75.69:1 using gold and silver only to calculate gold equivalencies.
3.

A breakeven Net Smelter Return (“NSR”) cutoff grade of $80 per tonne was used for estimations of P&P reserves at the Arista Mine.  The term “cutoff grade” means the lowest NSR value considered economic to process.

4.

No appreciable amounts of base metals are present in the veins identified to-date at the Mirador Mine at the Alta Gracia project.  A breakeven cutoff grade of 1.98 g/t gold-equivalent (AuEq) was used for proven and probable reserves at the Mirador Mine using gold and silver only to calculate gold equivalencies.

5.	Mining, processing, energy, administrative and smelting/refining costs were based on 2018 actual costs for the Oaxaca Mining Unit.
6.

Arista Mine metallurgical recovery assumptions used were 80% for gold, 92% for silver, 80% for copper, 78% for lead and 83% for zinc.  Mirador Mine metallurgical recovery assumptions used were 79% for gold and 78% for silver.  These recoveries reflect 2018 actual average recoveries for the Aguila and Alta Gracia projects.

7.	P&P reserves are diluted and factored for expected mining recovery.
8.	Minimum mining width for P&P reserves is 1.5 meters for the Arista and Mirador underground mines.
9.	For the Isabella Pearl project, the quantities of material within the designed pits were calculated using a cutoff grade of 0.61 Au g/t for crushed ore and 0.38 Au g/t for Run-of-Mine (“ROM”) ore.
10.	Mining, processing, energy, administrative and smelting/refining costs were based on 2018 cost estimates used for the Isabella Pearl project feasibility study.
11.

Metallurgical gold recovery assumptions used for the Isabella Pearl project were 81% for crushed ore and 60% for ROM ore.  These recoveries reflect predicted average recoveries from metallurgical test programs.

12.	Silver is an economic mineral of interest but only a minor amount will be recovered. Silver recoveries were not considered in the Isabella Pearl project feasibility study.
13.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
14.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

For comparison, at December 31, 2017, our estimate of P&P reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper %	Lead %	Zinc %
Arista Mine
Proven	1,987,600	1.87	130	3.64	119,800	8,299,800	232,600	0.3	1.3	3.6
Probable	433,400	1.50	124	3.19	20,800	1,730,600	44,400	0.3	1.1	3.0
Arista Mine Total	2,421,000	1.81	129	3.56	140,600	10,030,400	277,000	0.3	1.3	3.6
Mirador Mine
Proven	59,400	0.71	352	5.49	1,400	672,600	10,500
Probable	20,700	0.65	337	5.23	400	224,900	3,500
Mirador Mine Total	80,100	0.69	348	5.43	1,800	897,500	14,000
Oaxaca Mining Unit Total	2,501,100	1.77	136	3.62	142,400	10,927,900	291,000

Notes to the 2017 P&P reserves:

1.

Metal prices used for P&P reserves were $1,222 per ounce of gold, $16.62 per ounce of silver, $2.50 per pound of copper, $0.90 per pound of lead and $1.05 per pound of zinc. These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.	Precious metal gold equivalent is 73.53:1 using gold and silver only to calculate gold equivalents.
3.	A breakeven Net Smelter Return (“NSR”) cutoff grade of $80 per tonne was used for estimations of P&P reserves. The term “cutoff grade” means the lowest NSR value considered economic to process.
4.

No appreciable amounts of base metals are present in the veins identified to-date at the Mirador Mine at the Alta Gracia project.  A breakeven cutoff grade of 2.04 g/t gold-equivalent (AuEq) was used for proven and probable reserves at the Mirador Mine using gold and silver only to calculate gold equivalencies.

5.	Mining, processing, energy, administrative and smelting/refining costs were based on 2017 actual costs for the Oaxaca Mining Unit.
6.

Arista Mine metallurgical recovery assumptions used were 81% for gold, 92% for silver, 73% for copper, 74% for lead and 84% for zinc.  Mirador Mine metallurgical recovery assumptions used were 79% for gold and 78% for silver.  These recoveries reflect 2017 actual average recoveries for the Aguila and Alta Gracia projects.

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

In addition to our P&P reserves, we estimate mineralized material within the definition of Guide 7. Mineralized material does not have demonstrated economic viability. The SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces or quantities of other metals. All of our mineralized material is located at our Oaxaca Mining Unit.

As of December 31, 2018, our estimate of mineralized material was:

Description	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Arista Mine	1,843,900	1.59	110	0.3	1.2	3.7
Alta Gracia Project	66,600	0.63	363
Margaritas Project	26,000	0.51	260
Oaxaca Mining Unit Total	1,936,500

Notes to the 2018 mineralized material:

1.	Mineralized Material is exclusive of P&P Reserves.

2.

Metal prices used for mineralized material were $1,258 per ounce of gold, $16.62 per ounce of silver, $2.65 per pound of copper, $0.97 per pound of lead and $1.20 per pound of zinc.  These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

3.

A breakeven Net Smelter Return (“NSR”) cutoff grade of $80 per tonne was used for estimations of mineralized material.  The term “cutoff grade” means the lowest NSR value considered economic to process.

4.

No appreciable amounts of base metals are present in the veins identified to-date at the Alta Gracia project including the Mirador Mine, and the Margaritas project.  A breakeven cutoff grade of 1.98 g/t gold-equivalent (AuEq) was used for mineralized material at the Alta Gracia and Margaritas projects using gold and silver only to calculate gold equivalencies at a ratio of 75.69 to 1.

5.

Arista Mine metallurgical recovery assumptions used were 80% for gold, 92% for silver, 80% for copper, 78% for lead and 83% for zinc.  Alta Gracia and Margaritas projects metallurgical recovery assumptions used were 79% for gold and 78% for silver. These recoveries reflect 2018 actual average recoveries for the Aguila and Alta Gracia projects.

6.	Mineralized material is diluted and factored for expected mining recovery.
7.	Minimum mining width for mineralized material is 1.5 meters for the Arista Mine and the Alta Gracia and Margaritas projects.
8.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.
9.	100% of the Isabella Pearl project pit contained mineralized material was converted to reserves.

For comparison, at December 31, 2017, our estimate of mineralized material was:

Description	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Arista Mine	1,685,800	1.51	104	0.3	1.7	3.7
Alta Gracia Project	47,200	0.66	258
Margaritas Project	57,900	0.72	276
Oaxaca Mining Unit Total	1,790,900

Notes to the 2017 mineralized material:

1.

Metal prices used for mineralized material were $1,222 per ounce of gold, $16.62 per ounce of silver, $2.50 per pound of copper, $0.90 per pound of lead and $1.05 per pound of zinc.  These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.

A breakeven Net Smelter Return (“NSR”) cutoff grade of $80 per tonne was used for estimations of mineralized material.  The term “cutoff grade” means the lowest NSR value considered economic to process.

3.

No appreciable amounts of base metals are present in the veins identified to-date at the Alta Gracia project including the Alta Gracia and Margaritas projects.  A breakeven cutoff grade of 2.04 g/t gold-equivalent (AuEq) was used for mineralized material at the Alta Gracia and Margaritas projects using gold and silver only to calculate gold equivalencies.

4.

Arista Mine metallurgical recovery assumptions used were 81% for gold, 92% for silver, 73% for copper, 74% for lead and 84% for zinc.  Alta Gracia and Margaritas projects metallurgical recovery assumptions used were 74% for gold and 81% for silver. These recoveries reflect 2017 actual average recoveries for the Aguila and Alta Gracia projects.

5.	Mineralized material is diluted and factored for expected mining recovery.
6.	Minimum mining width for mineralized material is 1.5 meters.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

Our P&P Reserve and Mineralized Material estimates were prepared by our technical staff under the direction of Fred H. Brown, Senior Resource Geologist, and Barry Devlin, Vice President of Exploration.  Mr. Brown graduated with a Bachelor of Science degree in Geology from New Mexico State University in 1987, obtained a Graduate Diploma in Engineering (Mining) in 1997 from the University of the Witwatersrand and a Master of Science in Engineering (Civil) from the University of the Witwatersrand in 2005.  He is registered with the Association of Professional Engineers and Geoscientists of British Columbia and as a Professional Geoscientist and the Society for Mining, Metallurgy and Exploration as a Registered Member.  Mr. Devlin holds a Bachelor of Science degree with honors in Geology, 1981, and a Masters in Geology, 1987, from the University of British Columbia, Vancouver, Canada. He is also a Professional Geologist registered with the Association of Professional Engineers and Geoscientists of British Columbia.

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

Oaxaca Mining Unit

All of the properties that make up our Oaxaca Mining Unit are located in Oaxaca, Mexico in what is known as the San Jose structural corridor, which runs north 70 degrees west. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca; the map below shows the general location of our properties:

PUEBLA
VERACRUZ
GUERRERO
CHIAPAS
OAXACA
Oaxaca
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Sarabia
Las Margaritas
El Rey
El Chamizo
El Aguila
Alta Gracia
El Fuego
El Barrio de la Soledad
Union Hidalgo
Juchitan de Zaragoza
San Francisco Ixhuatan
Salina Cruz
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juguila
San Pedro Mixtepec
Therra Blanca
Puerto Escondido
Chacalapa
San Pedro Pochutla
Puerto Angel
Pacific Ocean
Gulf of Tehuantepect
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State

We are granted concessions from the Mexican federal government to explore and mine our properties in Mexico.  We hold certain properties directly as the concession holder and lease other properties from a third party. As of December 31, 2018, our Oaxaca Mining Unit encompassed approximately 69,889 hectares (172,700 acres) covered by 25 mining concessions and 5 lease concessions.  The annual concession fees are $589,966 and we have made all necessary payments for 2018.  Please see Mining Concessions and Regulations in Mexico, below.

Operating Properties

Aguila Project

Background: The Aguila project currently comprises 18 mining concessions aggregating 25,264 hectares.

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

In August 2003, we commenced an initial drilling and exploration program at the Aguila project. Through 2018, we have drilled a total of 935 core holes (both surface and underground) equaling 286,424 meters and 166 reverse circulation holes equaling 14,367 meters for a total of 1,101 holes totaling 300,791 meters.

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

Facilities: We constructed a processing facility and other infrastructure at the Aguila project for approximately $35 million in 2009, and expanded the processing facility in 2012 and 2013, spending an additional $23 million. The flotation mill expansion, completed at the end of 2013, increased the number of flotation cells, added a second ball mill to allow for additional processing capacity and a Knelson gravity concentrator. In 2014 we completed a doré processing facility. The Aguila processing facility is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic ore and producing up to three separate concentrate products for sale. The facility also has an agitated leach circuit capable of producing gold and silver doré for sale. Depending on the specific type and characteristics of the ore, the facility has processed sulfide material in its flotation circuit at well above its nominal capacity of 1,500 tonnes of ore per day. The agitated leach circuit can process a nominal 300 tonnes per day.

We obtained water rights from the Mexican government for an amount of water that we believe is sufficient to meet our operating requirements and pump it approximately five kilometers to the site from a permitted well located near the Totolapam River. Power is provided by diesel generators at the site.

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

In addition to the paste fill plant, the tailings lift, and the power grid project, major construction projects in 2018 consisted of new underground explosive magazines on the second level of the mine, a ventilation upgrade for the Switchback mining zone, and the upgrade of the diesel power generation plant.

Exploration Activities:

Our exploration activities during 2018 mainly focused on underground exploration drilling at the Arista and Switchback vein systems in the Arista Mine. The Switchback drilling program continued to target further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization.  The Switchback strike length has expanded to over 1-kilometer, a more than 375-meter expansion from the beginning of 2018, with results adding to reserve definition, expansion and Arista Mine plan optimization.  The Switchback vein system remains open on strike and vertical extent.

Underground drilling during 2018 also continued to expand the new high-grade ore zone in the Arista vein system.  Twenty-eight underground diamond drill holes totaling 12,287 meters were completed at the Aguila project during 2018.

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

Facilities:  During 2016, we received our operating permit for the Mirador Mine. Explosive magazines, located inside the Mirador Mine at the Alicia portal, were also constructed and permitted.

In 2017, two mine portals were developed to provide access to the Mirador vein. Mine site offices and a mobile equipment maintenance shop were established adjacent to the Aguacate portal. Additionally, a diesel power generation plant, compressed air and a mine water pumping station were developed and put into service.

High grade ore from the Mirador Mine, primarily silver, is transported by contracted haul trucks to and processed at our agitated leach plant at the Aguila processing facility, with final product being doré.

Exploration Activities: The 2018 Alta Gracia surface drill campaign tested several target areas focusing primarily on the Independencia and Victoria veins, located southwest of the Mirador Mine, both considered as potential expansion areas.  A new, wide, high-grade silver ore shoot was discovered within the Independencia vein with significant potential to expand production at Alta Gracia.  In 2018, we completed 20 surface exploration diamond drill holes totaling 4,279 meters at Alta Gracia.  To-date, a total of 161 surface diamond drill holes totaling 35,900 meters have been completed at Alta Gracia.  Surface and underground geological mapping and sampling along with detailed topographic surveying also continued in the historic mining areas at Alta Gracia.  The new information was used for estimation of additional reserves and mineralized material and to guide follow-up drilling planned in 2019.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning our mining operations at the Aguila project.

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession. It is comprised of approximately 925 hectares located along our 55-kilometer mineralized trend and adjacent to the Aguila project

In 2018, we continued to review results from previous surface drilling, surveying, detailed geological mapping and rock chip channel sampling for the Margaritas property.  Additional rock chip channel sampling of historic workings and expansion of the soil and rock geochemical program was also carried out in the Trenes mineralized zone.  This program expanded upon the geochemical program conducted at Trenes during 2014 and 2015.  A follow-up surface diamond drilling program is planned for Trenes in 2019.   Trenes is located approximately 10-kilometers northwest of the Arista Mine along our 55-kilometer mineralized trend.

Chamizo Property

In June 2011, we staked mineral claims between the Rey property and Alta Gracia property along a trend and acquired an exploration concession from the Mexican government of approximately 26,386 hectares referred to as Chamizo.  In March 2013, we acquired a property known as Cerro Colorado from Almaden Minerals, Ltd. consisting of approximately 1,860 hectares. The Cerro Colorado property is surrounded by our Chamizo concession and we include it as part of the Chamizo property. Any future production from the Cerro Colorado concession is subject to a 2% net smelter return royalty in favor of Almaden.

Because of the close proximity of Chamizo to Alta Gracia, exploration activity began on this property during late 2011 and to date has included geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters. We completed the acceptable minimum amount of work required to maintain the claims during 2018 and target the same amount of work in 2019.

Fuego Property

In March 2013, we acquired the Fuego property from Almaden Minerals Ltd. subject to a 2% net smelter return royalty. The Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and Chamizo properties. In 2013, Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling were conducted on the Fuego property from 2013 through 2018 to allow us to meet the acceptable minimum amount of work required to maintain the claims.  We do not anticipate any significant exploration activities at El Fuego in 2019. However, we plan to conduct the acceptable minimum amount of work required to maintain the claims.

Rey Property

The Rey property consists of concessions on the far northwest end of our 55-kilometer mineralized corridor in the State of Oaxaca known as Rey, El Virrey, La Reyna and El Marquez. The Rey property consists of 2,774 hectares.  We acquired the Rey concession from a third party and it is subject to a 2% net smelter return royalty payable to them on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The Rey property is located approximately 64.4 kilometers by road from the Aguila project. There is no plant or equipment on the Rey property. If exploration is successful, any mining would probably require an underground mine where mineralized material could be trucked to the Aguila processing facility for processing.  To date, we have drilled 48 core holes for a total of 5,273 meters at the Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling. We ceased work at the Rey property during 2012, following a request to obtain additional approvals from local community agencies. In 2019, we plan to continue working with the local agencies and anticipate resolving the matter, but we have no assurance that we will be able to resume our exploration activities in the near term.  If the matter is resolved, we plan to conduct follow-up drilling and exploration based on the drilling done in 2007 and 2008.  We do not anticipate any significant exploration activities at Rey in 2019.  However, we plan to conduct the acceptable minimum amount of work required to maintain the claims.

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

Mexican law recognizes mining as a land use generally superior to agriculture. However, the law also recognizes the rights of the Ejidos to compensation in the event mining activity interrupts or discontinues their use of the agricultural lands. Compensation is typically made in the form of a cash payment to the holder of the agricultural rights. The amount of such compensation is generally related to the perceived value of the agricultural rights as negotiated in the first instance between the Ejidos and the owner of the mineral rights. If the parties are unable to reach agreement on the amount of the compensation, the decision can be referred to the government.

We have established surface rights agreements with the San Pedro Totolapam Ejido and the individuals impacted by our proposed operations which allow disturbance of the surface where necessary for our exploration activities and mining operations.

Nevada Mining Unit

In Nevada, we are the owner of four properties totaling 930 unpatented mining claims covering approximately 18,320 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented mining claims without payments of production royalties to the U.S. government, subject to the surface management regulation of the BLM.  Currently, annual claim maintenance fees are the only federal payments related to unpatented mining claims.  Annual maintenance fees of $155,720 were paid during 2018.

In addition to the unpatented claims, we also own 17 patented mining claims covering approximately 274 acres and an additional 200 acres of fee lands in Mineral County, Nevada.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2019.

Our properties in Nevada are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver production.  Activities at our properties in Nevada range from exploration at East Camp Douglas and County Line to mineral delineation phase at Mina Gold to development at Isabella Pearl.  We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined in the Paradise Peak, Borealis, Bodie, Tonopah, and Goldfield districts.

Our primary focus is to discover, delineate and advance potential open pit heap leach gold operations at our Nevada Mining Unit and commence production as soon as possible.  We believe that our Nevada properties are highly prospective based on their geology, surface samples, drill results, and close proximity to past and current high-grade gold and silver producing mines. We also target equipment sharing synergies whereby we may move equipment from one project to the next due to their close proximity (approximately 20 miles or less) to each other.  The map below shows the general location of our properties within Nevada:

OREGON
IDAHO
McDermitt
Owyhee
Mountain City
Jackpot
Orovada
Paradise Valley
95
Montello
Winnemucca
Golconda
Deeth
Wells
80
Valmy
Elko
Spring Creek
West Wendover
Gerlach
Imlay
Battle Mountain
80
Carlin
Lee
93
93A
Ruby Valley
80
Walker Lane
Lovelock
Mineral Belt
Sutcliffe
Nixon
395
Fernley
95
Reno
50A
Fallon
Sparks
Austin
Eureka
93
McGill
Virginia City
50
Silver Springs
50
50
Ely
Carson City
95
50
Rawhide Mine
6
6
Yerington
95A
Baker
Minden
Gabbs
Paradise Peak Mine
Schurz
Great Basin Nat. Park
County Line
Smith
Walker Lake
Round Mountain Mine
Lund
Isabella Pearl
95
UTAH
Hawthorne
Mina Gold
6
93
East Camp Douglas
Mina
6
6
Tonopah
Pioche
Panaca
Silver Peak
Goldfield
Hiko
Caliente
Alamo
95
93
Beatty
Mesquite
CALIFORNIA
Moapa
Mercury
Indian Springs
Death Valley National Park
95
15
Overton
Pahrump
Las Vegas
Henderson
Spring Valley
N
Boulder City
Jean
0
60 miles
120
Sandy Valley
95
ARIZONA
Primm
0
100 kilometers
200
Searchlight
15
Cal-Nev-Ari
Laughlin

Exploration Properties

Mina Gold

In August of 2016, we purchased 100% interest in the Mina Gold property located in Nevada’s Walker Lane Mineral Belt.  The property has the potential to be a future open pit heap leach gold operation.  Mina Gold reported a historic third-party estimate of mineralized material totaling 1,606,000 tonnes grading 1.88 g/t gold.  The property covers an area of approximately 825 acres consisting of 43 unpatented claims and 5 patented claims.  During 2018, we completed an 11-hole reverse circulation drilling program totaling 885 meters on the Mina Gold property.  This drilling targeted expansion along strike and to depth known surface high-grade gold mineralization on our patented claims.  In 2019, we will review results from previous surface drilling to guide follow-up drilling planned and other exploration activities for Mina Gold.

East Camp Douglas

In January 2017, we purchased 100% interest in the East Camp Douglas gold property located in Nevada’s Walker Lane Mineral Belt.  The property covers an area of approximately 5,300 acres consisting of 277 unpatented claims, 12 patented claims and additional fee lands in Mineral County, Nevada. Precious metal epithermal mineralization at East Camp Douglas occurs as both widespread high sulfidation alteration areas and low sulfidation veins.  Modern exploration by several mining and exploration companies has established modest gold resource potential in five separate areas on the property, with over 3,000 meters of drill core and a large exploration database.  We believe this large property has numerous untested gold targets with open pit heap leach potential warranting an extensive exploration program.  During 2018, we continued to review historical geological, exploration and mining data on the East Camp Douglas property.  Additional exploration activities included examinations and surveying of the historic mine workings and drill collars in the historic Cerro Duro mining area together with surface geological and alteration mapping.  In 2019, we plan to evaluate the resource potential of the historic Cerro Duro mining area using extensive historical drilling and sample data available as well as identifying targets for our first drilling program on the gold-bearing silicified volcanic rocks further to the south in the area we call the “lithocap”.

County Line

In March 2018, we purchased 100% interest in the County Line property.  The property is located close to our other Nevada properties in central Nevada’s Walker Lane Mineral Belt in Mineral and Nye counties.  In addition, we staked additional unpatented claims around the property to strengthen the land position and exploration potential. The total land package is 2,320 acres consisting of 116 unpatented lode mining claims and 6 unpatented placer mining claims.  During 2018, we reviewed historical geological, exploration and mining data along with conducting surface mapping and rock chip sampling at County Line in preparation for a future initial surface drilling program.

Development Property

Isabella Pearl

Background:  In August 2016, we purchased 100% interest in the Isabella Pearl project which covers an area of approximately 9,000 acres consisting of 494 unpatented claims.  After acquiring Isabella Pearl, we drilled several holes in the deposit for further mineral delineation and additional metallurgical testing.  This included 4 holes totaling 735 meters of core drilling and 82 meters in 6 holes of reverse circulation drilling.  We also drilled a 400-meter deep water well to supply the project’s future water needs for gold production.  In April 2018, we released our maiden Proven and Probable mineral reserve for the Isabella Pearl project totaling 192,600 gold ounces at an average grade of 2.22 g/t.  We are targeting the production of gold doré from an open pit heap leach operation and we expect gold recoveries of approximately 81% for crushed ore and 60% for the run-of-mine (“ROM”) ore.  Our goal is to advance the project into production in mid-2019, subject to construction timing.

Location and Access:  The Isabella Pearl project is located in the Gabbs Valley Range in Mineral County, approximately 240 kilometers (150 miles) southeast of Reno, Nevada.  Access to the project is by a paved road approximately 10-kilometer (6 miles) north of the town of Luning, Nevada. The project has good connections to the infrastructure of west-central Nevada, with access roads to the project site linking to Nevada state route 361 and U.S. Route 95, the main highway between Reno and Las Vegas.

Geology and Mineralization: The Isabella Pearl project is located in the central portion of the Walker Lane Mineral Belt, a major northwest-trending zone on the western border of Nevada characterized by a series of closely spaced dextral strike-slip faults that were active throughout much of the middle to late Cenozoic.  Volcanic rocks of middle Tertiary age cover much of the property and include intermediate lava flows and ignimbrite ash-flow sheets.  The volcanic rocks unconformably overlie Mesozoic strata including Triassic and Jurassic sedimentary units and Cretaceous and Jurassic igneous units.  Within the regional Walker Lane tectonic setting, several major fault zones trend through the property and are dominated by various splays and offset branches that host the gold mineralization in the area.

The gold-silver mineralized zones mainly include the Isabella, Pearl, and Civit Cat deposits, collectively referred to as the Isabella Pearl deposit.  Alteration and mineral assemblages at Isabella Pearl, including widespread argillic alteration and generally abundant alunite, indicate the deposits belong to the high-sulfidation class of epithermal mineral deposits.  Potassium-Argon age determinations indicate the mineralization is about 19 Ma, some 7 to 10 million years younger than the age of the host rocks.  This early Miocene age conforms to the age of other high-sulfidation epithermal precious-metal deposits in the Walker Lane (e.g., Goldfield and Paradise Peak).

Facilities:  We were granted a positive Record of Decision (“ROD”) from the BLM on the Environmental Assessment (“EA”) for the Isabella Pearl project in May 2018.  This final permit, along with approval from the Company’s Board of Directors, allowed us to move the project forward into development and construction.  Construction progress in 2018 included the completion of haul roads, office and laboratory buildings, construction of and liner placement on the heap leach pad, the pregnant and barren solution ponds, and connection of the water well.  We began installation of the ADR processing facility during the fourth quarter of 2018 with completion expected in 2019.  Additionally, during the fourth quarter of 2018, we installed our crushing facility and commenced mining and waste removal of the first several benches of the open pit mine.

Exploration Activities: In 2018, we completed a 36-hole, 3,005-meter reverse circulation drilling program targeted to explore and expand mineral reserves at the Isabella Pearl project.  Surface geological and alteration mapping and rock chip surface sampling continued on the new high-grade gold area located on the northeast side of the Isabella Pearl deposit as well as a target to the northwest.  These areas are targeted for surface drilling in the future.

2019 Exploration

In 2019, we anticipate spending approximately $5 million for exploration activities for both the Oaxaca and Nevada Mining Units.  Exploration expenditures may be modified depending on exploration results, metal market conditions and available capital.

Office Facilities

We constructed an administrative office building adjacent to the Aguila processing facility and a mine office adjacent to the Arista Mine portal as part of the Aguila project. We also lease office space in Oaxaca City, Oaxaca consisting of approximately 3,000 square feet. The lease commenced in 2012 and continues for ten years. In 2014, we sold the building that serves as our executive and administrative headquarters in Colorado Springs, Colorado and have leased back a portion under a renewable one-year lease. We also lease an office in Denver, Colorado consisting of approximately 2,500 square feet, which we renewed through February 2022.

Glossary

The following terms used in this report shall have the following meanings:

ADR	An absorption, desorption and refining (“ADR”) facility which recovers gold from the leached pregnant solution.

Andesite:	An extrusive igneous, volcanic rock, of intermediate composition, with aphanitic to porphyritic texture characteristic of subduction zones, such as the western margin of South America.

Concentrate:	A product from a mineral processing facility such as gravity separation or flotation in which the valuable constituents have been upgraded and unwanted gangue materials rejected as waste.

Doré:	Composite gold and silver bullion usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Drift:	A horizontal tunnel generally driven within or alongside an orebody and aligned parallel to the long dimension of the ore.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration:	Prospecting, sampling, mapping, diamond-drilling and other work involved in locating the presence of economic deposits and establishing their nature, shape and grade.

Grade:	The concentration of an element of interest expressed as relative mass units (percentage, ounces per ton, grams per tonne (“g/t”), etc.).

Hectare:	Another metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

Long-hole Stoping:

Mining method which uses holes drilled by a production drill to a predetermined pattern by a mining engineer.  Long-hole stoping is a highly selective and productive method of mining and can cater for varying ore thicknesses and dips (0 - 90 degree).  Blasted rock is designed to fall into a supported drawpoint or removed with remote control LHD (load, haul, dump machine).

Heap Leaching:

Consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold.  The gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon.

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

ITEM 3.        LEGAL PROCEEDINGS

Not applicable. There were no legal proceedings at December 31, 2018.

ITEM 4.        MINE SAFETY DISCLOSURES

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange American (“NYSE American”) under the symbol “GORO”.

On February 25, 2019, the high and low market prices of our common stock on the NYSE American were $5.08 and $4.84 respectively, and we had approximately 200 holders of record.

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

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:	5,482,589	$7.87	3,716,165

Purchases of Equity Securities by the Company

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During 2018 and 2017, we did not repurchase any shares of Gold Resource Corporation common stock on the open market, and approximately $14.0 million remains available in the share repurchase program as of December 31, 2018.

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

The following graph compares the performance of our common stock with the performance of the NYSE American Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Gold Resource Corp., the NYSE Composite Index
and the S&P/TSX Global Gold Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
Gold Resource Corp.
NYSE Composite
S&P/TSX Global Gold

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

Transfer Agent

Computershare Investor Services, Inc. is the transfer agent for our common stock. The principal office of Computershare is located at 8742 Lucent Boulevard, Suite 225, Highlands Ranch, Colorado 80129 and its telephone number is (303) 262-0600.

Dividend Policy

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. Since commercial production began at the Aguila project in July 2010, we have returned over $111 million to our shareholders in consecutive monthly dividends. Regular dividends should not be considered a prediction or guarantee of future dividends.

Our monthly dividend is one-sixth cent per share per month or $0.02 per share per year.  The instituted dividend may be modified or discontinued at any time and the declaration of any special dividend is determined at the discretion of our Board of Directors, depending on variables such as, but not limited to, operating cash flow, mine construction requirements and strategies, other construction projects, spot gold and silver prices, taxation, government royalties and general market conditions. At the present time, we are not a party to any agreement that would limit our ability to pay dividends.

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

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. This information was derived from our audited consolidated financial statements for each year. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Sales, net	$115,308	$110,156	$83,227	$92,701	$115,405
Mine gross profit	33,690	42,115	22,433	30,323	50,871
Net income	9,288	4,150	4,387	3,062	15,036
Net income per common share:
Basic and diluted	0.16	0.07	0.08	0.06	0.28
Cash dividends declared	0.02	0.02	0.03	0.11	0.12

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Total Assets	$150,331	$132,923	$118,443	$106,499	$105,983
Long-term obligations	5,507	5,809	2,425	2,815	3,827

Please see the consolidated financial statements included in this Form 10-K under Item 8 for additional information.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including but not limited to the risks described in “Risk Factors” and elsewhere in this annual report and other reports filed by us with the SEC. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

The following discussion summarizes our results of operations for three fiscal years ended December 31, 2018, 2017 and 2016 and our financial condition at December 31, 2018 and 2017, with a particular emphasis on the year ended December 31, 2018.

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

Highlights for the year ended December 31, 2018 are summarized below and discussed further in our Management’s Discussion and Analysis.

Highlights

•	Achieved eighth consecutive year of profitability;
•	Achieved 2018 gold production guidance range with 26,838 ounces;
•	Achieved 2018 silver production guidance range with 1.67 million ounces;
•	$115.3 million net sales, an increase of 5%;
•	$9.3 million net income or $0.16 per share;
•	$84 total cash costs (after by-product credits) per precious metal gold equivalent ounce sold;
•	$655 total all-in sustaining cost per precious metal gold equivalent ounce sold;
•	Obtained necessary permits to construct and operate Isabella Pearl project;
•	$15.4 million of internally generated cash flow deployed to build the Isabella Pearl project;
•	$15 million recent equity raise to fund Isabella Pearl project completion, of which $4.3 million was in 2018;
•	Working capital of $13.5 million;
•	Commenced Isabella Pearl construction and completed heap leach pad;
•	Commenced Isabella Pearl mining, crushing, and ore placement on the heap leach pad;
•	$1.1 million distributed in shareholder dividends, totaling over $111 million since 2010.

Overview

We are a mining company which pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. We have two mining units, the Oaxaca Mining Unit located in Oaxaca, Mexico and the Nevada Mining Unit located in Nevada, USA.  Our Oaxaca Mining Unit consists of six properties and includes mineral production primarily from the Arista underground mine and to a lesser extent the Aguila Open Pit mine, both of which are located at the Aguila project.  We also produce from the Mirador underground mine at the Alta Gracia project.  All three mines supply ore to our processing facilities located at the Aguila project.  We produce doré, and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead and zinc.  Our Nevada Mining Unit consists of four properties and includes the Isabella Pearl project which is currently in construction and targeting production in mid-2019.  The Isabella Pearl project mineralization is predominantly gold with some silver.  We plan to produce doré from this project.

Results of Operations—Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Oaxaca Mining Unit

Sales, net

Metal sales of $115.3 million for the year ended December 31, 2018 increased by $5.1 million, or 5% when compared to the same period in 2017. The increase in our 2018 sales is primarily attributable to an increase in base metal sales volumes. Base metal sales volume in 2018 increased over 2017 volumes as follows: copper by 43%, lead by 37%, and zinc by 23%.  The increase in base metal sales volumes was partially offset by the declining silver, lead, and zinc prices and lower gold and silver volumes in 2018.  For the year ended December 31, 2018, average realized prices for silver, lead, and zinc decreased from the same period in 2017 as follows: silver by 8%, lead by 11%, and zinc by 7%.

During 2018, we sold 22,886 gold ounces and 1,529,951 silver ounces at a total cash cost per precious metal gold equivalent ounce after by-product credits, of $84.  During the three months ended December 31, 2018, we sold 6,142 gold ounces and 285,859 silver ounces at a total cash cost per gold equivalent ounce after by-product credits, of $42. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

Production

Our 2018 full year production of 26,838 gold ounces and 1,672,034 silver ounces achieved our targeted ranges for the year.  Our 2018 production outlook was 27,000 gold ounces and 1,700,000 silver ounces plus or minus 10%.

On a precious metal gold equivalent basis, our mill production totaled 11,705 ounces and 47,622 ounces for the fourth quarter and year ended December 31, 2018, respectively. Please see the Production and Sales Statistics tables below for additional information regarding our mineral production statistics.

For the year ended December 31, 2018, gold and silver production of 26,838 ounces and 1,672,034 ounces decreased 5% and 6%, respectively, from the same period in 2017.  The decrease in production of gold and silver was the result of lower grades from our Arista Mine as a function of the particular areas being mined during the year.

During 2018, the Arista Mine accounted for 92% of the production tonnage followed by the Aguila open pit and Mirador Mine with 6% and 2%, respectively.  Looking forward into 2019, we plan to increase production stoping of the Switchback vein system, continue mining at a lesser rate in the Arista vein system, increase production at the Mirador Mine, and to a lesser extent the Aguila open pit.

For the three months ended December 31, 2018, production totaled 7,974 ounces of gold and 330,605 ounces of silver, a decrease of 13% and 40%, respectively, from the same period in 2017 as a result of expected lower grades at the lower levels of our Switchback vein system.  The grades of gold and silver in the fourth quarter of 2018 as compared to 2017 decreased 36% and 59%, respectively, due to a high-grade mining area in 2017 which accounted for 70% of the gold and silver production in the fourth quarter of 2017.   The lower precious metal production was partially offset by the historically high average milled tonnage of 1,885 tonnes per day or 36% increase when compared to the same period in 2017.  The additional mill throughput resulted from mining efficiencies gained by producing from multiple work faces of the Arista and Switchback vein systems.

Gold and silver ore grades vary depending on the areas of the Arista Mine being worked at any given time.  We have seen an expected decrease of precious metal grades and an increase in base metal grades as we mined deeper in the deposit over the last 8 years. The fluctuation in grades with depth is a function of the metal gradation in the epithermal vein system.  Higher precious metal and lower base metal grades are present in the upper part of an epithermal system and the reverse, higher base metal and lower precious metal grades, in the lower part of an epithermal system.  During 2018, we drifted 500 meters from deep in the Arista vein system over to the lowest known mineralized area of the Switchback vein system.  As we increase mining operations in this particular area of the Switchback vein system, we are currently in an area and at a depth with high base metal grades and lower precious metal grades. We intend to mine on strike, and more importantly, upward at Switchback and expect an increase in precious metal grades and decrease in base metal grades over the coming years.  This is not only evidenced by our drill results in the upper levels of the Switchback vein system but our experience with the gradation at the Arista vein system having mined down on it for over 8 years now.  We expect lower precious metal and higher base metal grades in 2019 as a function of where we are currently mining.  Over the coming years, as we focus more on the Switchback vein system as our primary source of ore in the Arista mine, we expect the trend in metal grades to reverse as we mine upward at Switchback into higher precious metal areas and lower base metal areas.  During 2018, both the Arista and Switchback high-grade veins were expanded with our exploration drilling.

During the three and twelve months ended December 31, 2018, we processed ore through the flotation circuit at a rate of 1,885 and 1,764 ore tonnes per day, respectively, compared to 1,385 and 1,306 ore tonnes per day for the same periods in 2017.  The agitated leach plant was commissioned in the fourth quarter of 2017 reaching the initial stated goal of 150 dry metric tonnes throughput per day. We had targeted 100 tonnes per day from the Mirador Mine in 2018 but operational challenges, including bad ground and additional development, limited average monthly mill production to just over 1,250 tonnes per month from the Mirador Mine.  We are targeting approximately 100 tonnes per day from the Mirador Mine in 2019, including developing into and mining from new areas where drilling has indicated higher silver grades. Achieving this processing rate in the future is dependent upon our ability to develop the mine to a point where ore extraction can consistently achieve target capacity while meeting grade and dilution parameters.

Production and Sales Statistics

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended December 31,		Year ended December 31,
	2018	2017	2018	2017
Arista Mine
Milled
Tonnes Milled	149,494	117,490	560,191	400,748
Grade
Average Gold Grade (g/t)	1.82	2.86	1.69	2.40
Average Silver Grade (g/t)	65	157	95	145
Average Copper Grade (%)	0.35	0.39	0.37	0.38
Average Lead Grade (%)	1.72	2.03	1.66	1.75
Average Zinc Grade (%)	4.45	4.95	4.29	4.85
Aguila Open Pit Mine
Milled
Tonnes Milled	10,705	-	36,435	42,079
Grade
Average Gold Grade (g/t)	2.02	-	2.08	1.52
Average Silver Grade (g/t)	38	-	41	34
Mirador Mine
Milled
Tonnes Milled	3,800	3,019	15,044	6,350
Grade
Average Gold Grade (g/t)	1.52	1.36	1.43	1.22
Average Silver Grade (g/t)	222	126	174	113
Combined
Tonnes milled	163,999	120,509	611,670	449,177
Tonnes Milled per Day (1)	1,885	1,385	1,764	1,306
Metal production (before payable metal deductions) (2)
Gold (ozs.)	7,974	9,209	26,838	28,117
Silver (ozs.)	330,605	555,550	1,672,034	1,773,263
Copper (tonnes)	446	337	1,652	1,141
Lead (tonnes)	2,006	1,782	7,280	5,365
Zinc (tonnes)	5,572	4,854	19,808	16,301
Precious metal gold equivalent ounces produced (mill production) (2)
Gold Ounces	7,974	9,209	26,838	28,117
Gold Equivalent Ounces from Silver	3,731	7,210	20,784	23,933
Total Precious Metal Gold Equivalent Ounces	11,705	16,419	47,622	52,050

(1)	Based on actual days the mill operated during the period.
(2)

The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for by our customers according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades which impact the amount of metals contained in concentrates produced and sold.

The following Sales Statistics table summarizes certain information about our combined Oaxaca Mining Unit operations for the periods indicated:

	Three months ended December 31,		Year ended December 31,
	2018	2017	2018	2017

Metal sold
Gold (ozs.)	6,142	7,700	22,886	25,221
Silver (ozs.)	285,859	508,133	1,529,951	1,630,003
Copper (tonnes)	420	297	1,521	1,066
Lead (tonnes)	1,892	1,633	6,754	4,932
Zinc (tonnes)	4,596	3,607	16,123	13,059
Average metal prices realized (1)
Gold ($ per oz.)	1,214	1,279	1,259	1,267
Silver ($ per oz.)	13.70	16.60	15.65	17.10
Copper ($ per tonne)	5,871	7,164	6,345	6,354
Lead ($ per tonne)	1,741	2,531	2,119	2,371
Zinc ($ per tonne)	2,448	3,524	2,770	2,993
Precious metal gold equivalent ounces sold
Gold Ounces	6,142	7,700	22,886	25,221
Gold Equivalent Ounces from Silver	3,226	6,594	19,018	22,003
Total Precious Metal Gold Equivalent Ounces	9,368	14,294	41,904	47,224
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (2)	$1,858	$1,157	$1,722	$1,294
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2) (3)	$42	$(170)	$84	$75
Total all-in sustaining cost per precious metal gold equivalent ounce sold (2)	$426	$253	$655	$590

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

Nevada Mining Unit

Isabella Pearl Project

During the fourth quarter of 2018, we began mining, crushing, and placing overliner ore as well as ROM material on the leach pad.

2019 Production Targets

Precious metal production targets for 2019 at our Oaxaca Mining Unit include 27,000 gold ounces, and 1,700,000 silver ounces, with a plus or minus range of 10% of each metal.  In addition, significant base metal production of copper, lead, and zinc is expected.

While we target gold production from our Nevada Mining Unit mid-2019, we have not yet provided a 2019 production outlook due to uncertainty in mine commissioning, optimization and ramp up.  Our first 12 months of Isabella Pearl production is targeted to be approximately 29,000 gold ounces, with a plus or minus range of 10%.

Consolidated Results of Operations

Mine gross profit. For the year ended December 31, 2018, mine gross profit and mine gross profit percent totaled $33.7 million and 29% compared to $42.1 million and 38% for the same period in 2017. The decrease in mine gross profit and mine gross profit percent during 2018 primarily resulted from lower precious metal sales volumes, lower metal prices, and an increase in production costs due to higher throughput in 2018 as compared to 2017.

General and administrative expenses. For the year ended December 31, 2018, general and administrative expenses totaled $9.3 million, compared to $8.1 million for the same period of 2017. The $1.2 million increase in 2018, compared to 2017 is primarily due to increased legal fees and stock based compensation.

Exploration expenses.  For the year ended December 31, 2018, property exploration expenses totaled $4.7 million as compared to $4.3 million for the same period of 2017. The increase of $0.4 million was the result of increased drilling at our Aguila project in Mexico and Gold Mesa property in Nevada.

Other expense (income), net. For the year ended December 31, 2018, we recorded other expense of $3.1 million compared to other expense of $1.2 million during the same period of 2017. The $1.9 million increase in 2018 compared to the same period in 2017 was due to the allowance for doubtful accounts receivable resulting from the bankruptcy filing of one of our customers, our mark-to-market losses on our gold and silver bullion/rounds due to the declining prices in 2018, and exchange rate fluctuation between the U.S. Dollar and Mexican Peso.  Please see Note 17 to the Consolidated Financial Statements for additional information.

Provision for income taxes. For the year ended December 31, 2018, income tax expense decreased to $7.3 million from $24.3 million from the same period in 2017. The decrease in tax expense is mostly due to the U.S. Tax Act which resulted in higher non-cash tax expenses, tax rate reduction from 35% to 21%, and a one-time tax on foreign unremitted earning in 2017. Additionally, significantly lower changes in deferred tax assets and a decrease in pre-tax income in 2018 contributed to the decrease in tax expense from 2017. Please see Note 5 in Item 8. Financial Statements and Supplementary Data for additional information.

Results of Operations – Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

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

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures which we believe will assist with understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before by-product credits per ounce, total cash cost/credit after by-product credits per ounce, and total all-in sustaining cost per ounce (“AISC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation, or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

For financial reporting purposes, we report the sale of base metals as part of our revenue.  Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost/credit after by-product credits. We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost/credit after by-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead and zinc as by-product credits is appropriate because of their lower individual economic value compared to gold and silver and due to the fact that gold and silver are the primary products we intend to produce. In addition, we do not receive sufficient revenue from any single by-product base metal to warrant classification of such as a co-product.

Total cash cost/credit, after by-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. The guidance was first issued in 1996 and revised in November 1999. AISC is calculated based on guidance from the World Gold Council issued in June 2013.

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

Cash cost before by-product credits per ounce, total cash cost/credit after by-product credits per ounce and AISC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by precious metal gold equivalent ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost/credit after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended December 31,		Year ended December 31,
	2018	2017	2018	2017
	(in thousands)
Total cash cost (credit) after by-product credits	$400	$(2,440)	$3,540	$3,545
Treatment and refining charges	(1,243)	(2,763)	(5,565)	(7,760)
By-product credits	17,009	18,972	68,625	57,552
Depreciation and amortization	4,029	4,283	14,616	14,554
Reclamation and remediation	(49)	(50)	330	51
Share-based compensation allocated to production costs	29	33	72	99
Total mine cost of sales	$20,175	$18,035	$81,618	$68,041

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC:

	Three months ended December 31,		Year ended December 31,
	2018	2017	2018	2017
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$17,409	$16,532	$72,165	$61,097
By-product credits (2)	(17,009)	(18,972)	(68,625)	(57,552)
Total cash cost (credit) after by-product credits	400	(2,440)	3,540	3,545
Sustaining capital expenditures	2,530	5,247	20,640	21,155
Sustaining general and administrative expenses	1,070	793	3,302	3,160
Total all-in sustaining cost	4,000	3,600	27,482	27,860

Precious metal gold equivalent ounces sold (3)	9,368	14,294	41,904	47,224

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,858	$1,157	$1,722	$1,294
By-product credits per precious metal gold equivalent ounce sold	(1,816)	(1,327)	(1,638)	(1,219)
Total cash cost (credit) after by-product credits per precious metal gold equivalent ounce sold	42	(170)	84	75
Other sustaining expenditures per precious metal gold equivalent ounce sold	384	423	571	515
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$426	$253	$655	$590

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarizes our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended December 31,		Year ended December 31,
	2018	2017	2018	2017
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,465	$2,128	$9,651	$6,774
Lead sales	3,294	4,134	14,312	11,699
Zinc sales	11,250	12,710	44,662	39,079
Total sales from by-products	$17,009	$18,972	$68,625	$57,552

	Three months ended December 31,		Year ended December 31,
	2018	2017	2018	2017
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$263	$149	$230	$143
Lead sales	352	289	342	248
Zinc sales	1,201	889	1,066	828
Total by-product credits per precious metal gold ounces sold	$1,816	$1,327	$1,638	$1,219

Liquidity and Capital Resources

As of December 31, 2018, we had working capital of $13.5 million, consisting of current assets of $31.1 million and current liabilities of $17.6 million. This represents a decrease of $14.0 million from the working capital balance of $27.5 million at December 31, 2017. Our working capital balance fluctuates as we use cash to fund our operations, exploration, mine development, income taxes and our dividends.

Cash and cash equivalents as of December 31, 2018 decreased to $7.8 million from $22.4 million as of December 31, 2017, a net decrease in cash of $14.6 million. The decrease is primarily due to cash spent on the construction and development of our Isabella Pearl project and capital projects at our Oaxaca Mining Unit.

Net cash provided by operating activities for the year ended December 31, 2018 was $22.3 million compared to $35.6 million during the same period in 2017, a decrease of $13.3 million. The decrease is primarily due to lower pretax income and higher tax payments in 2018.

Net cash used in investing activities for the year ended December 31, 2018 was $40.1 million compared to $25.7 million during the same period in 2017. The increase in investing activities is primarily attributable to increased mine development, critical capital projects at our Aguila project including approximately $9.6 million for the tailings dam, power grid, and paste fill plant projects and $15.4 million for the development of our Isabella Pearl project.

On April 3, 2018, we entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as our sales agent with respect to the offer and sale from time to time of our common stock having an aggregate gross sales price of up to $75.0 million.  The ATM Agreement will remain in full force and effect until the earlier of April 3, 2021, or the date that the ATM Agreement is terminated in accordance with the terms therein

Net cash provided by financing activities for the year ended December 31, 2018 was $3.5 million compared to a use of cash of $1.4 million in 2017. The change in cash provided by financing activities was primarily the result of the sale of 1,131,755 shares of our common stock under the ATM Agreement for net proceeds of $4.3 million, and $1.3 million of proceeds from the exercise of stock options.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.  As of February 25, 2019, we have sold a total of 3,668,885 shares under the ATM Agreement for total net proceeds of $15.1 million, after deducting commissions and fees.  While we reserve the ability to further utilize the ATM Agreement if we choose, we believe the amount raised to date is adequate to finish construction of the Isabella Pearl project.

Off-Balance Sheet Arrangements

We have the following off-balance sheet arrangements: operating leases (as discussed in Note 12 to the Consolidated Financial Statements), equipment purchase obligations, and $9.2 million of outstanding reclamation bonds.

Contractual Obligations

The following table represents a summary of our contractual obligations at December 31, 2018, except short-term purchase order commitments arising in the ordinary course of business:

	Payments due by Period
	Total	2019	2020	2021	2022	2023 and Thereafter
	(in thousands)
Loan payable	$2,143	$765	$797	$581	$-	$-
Capital lease obligation	1,243	412	436	395	-	-
Interest on loan payable	125	74	42	9	-	-
Interest on capital lease obligation	103	58	35	10	-	-
Operating lease obligations	259	113	74	72	-	-
Contract Mining Agreement(1)	30,911	16,146	14,765	-	-	-
Equipment purchase obligations	2,491	2,491	-	-	-	-
	$37,275	$20,059	$16,149	$1,067	$-	$-

(1)

We signed a 24-month Contract Mining Agreement with a contract miner on November 14, 2018 relating to mining activities at our Isabella Pearl project.  We will be paying the contract miner operational costs in the normal course of business.  These costs represent the remaining future minimum payments for the Contract Mining Agreement over the initial 24 months of the agreement.  The future minimum payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plant and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves. As shown above in Item 1. – Business, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand. Investment demand for silver and gold can be influenced by several factors, including: the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations.

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

Each period, we evaluate the likelihood of whether or not some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. When evaluating our valuation allowance, we consider historic and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, market gold and silver prices, production costs, quantities of proven and probable reserves, interest rates, federal and local legislation, and foreign currency exchange rates. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be recorded with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

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

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur some costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms.  These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement.  Changes in the prices of metals between the shipment and final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment. Please see Note 14 in Item 8. Financial Statements and Supplementary Data for additional information.

Interest Rate Risk

Our outstanding debt consists of equipment loans and leased equipment classified as capital leases. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

 Equity Price Risk

We have in the past, and may in the future, seek to acquire additional funding by sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gold Resource Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet as of December 31, 2018 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”) of Gold Resource Corporation (the “Company”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations, and its cash flows of the Company for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2016.

/s/ Plante & Moran, PLLC

Denver, Colorado

February 26, 2019

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors of

Gold Resource Corporation

Colorado Springs, Colorado

OPINIONS ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows, for each year in the two year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each year in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINIONS

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

March 8, 2018

Denver, Colorado

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$7,762	$22,390
Gold and silver rounds/bullion	3,637	3,812
Accounts receivable, net	1,744	2,884
Inventories, net	14,342	11,636
Prepaid Taxes	1,126	-
Prepaid expenses and other current assets	2,450	1,767
Total current assets	31,061	42,489
Property, plant and mine development, net	111,242	82,599
Deferred tax assets, net	7,372	6,854
Other non-current assets	656	981
Total assets	$150,331	$132,923
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,429	$6,904
Loans payable, current	765	568
Capital leases, current	412	382
Income taxes payable, net	-	1,944
Mining royalty taxes payable, net	1,926	2,359
Accrued expenses and other current liabilities	2,030	2,851
Total current liabilities	17,562	15,008
Reclamation and remediation liabilities	3,298	2,946
Loans payable, long-term	1,378	1,645
Capital leases, long-term	831	1,218
Total liabilities	23,069	20,817
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
58,850,431 and 56,916,484 shares outstanding at December 31, 2018 and 2017, respectively	69	57
Additional paid-in capital	121,592	114,584
Retained earnings	12,656	4,520
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	127,262	112,106
Total liabilities and shareholders' equity	$150,331	$132,923

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2018, 2017 and 2016

(U.S. dollars in thousands, except share and per share amounts)

	2018	2017	2016
Sales, net	$115,308	$110,156	$83,227
Mine cost of sales:
Production costs	66,672	53,436	48,460
Depreciation and amortization	14,616	14,554	12,169
Reclamation and remediation	330	51	165
Total mine cost of sales	81,618	68,041	60,794
Mine gross profit	33,690	42,115	22,433
Costs and expenses:
General and administrative expenses	9,325	8,122	9,533
Exploration expenses	4,703	4,349	4,314
Other expense (income), net	3,111	1,166	(560)
Total costs and expenses	17,139	13,637	13,287
Income before income taxes	16,551	28,478	9,146
Provision for income taxes	7,263	24,328	4,759
Net income	$9,288	$4,150	$4,387
Net income per common share:
Basic and diluted	$0.16	0.07	0.08
Weighted average shares outstanding:
Basic	57,534,830	56,854,670	55,140,237
Diluted	58,369,666	57,594,993	55,725,206

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended December 31, 2018, 2017 and 2016

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2015	54,603,104	$55	$96,766	$(948)	$(5,884)	$(1,171)	$88,818
Stock options exercised	169,999	-	391	-	-	-	391
Share-based compensation	-	-	1,240	-	-	-	1,240
Dividends declared	-	-	(271)	(1,399)	-	-	(1,670)
Acquisitions	2,130,169	2	13,908	-	-	-	13,910
Net income	-	-	-	4,387	-	-	4,387
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076
Adjustment to beginning retained earnings as a result of adoption of ASU 2016-16	-	-	-	(533)	-	-	(533)
Stock-based compensation	-	-	1,192	-	-	-	1,192
Stock options exercised	25,000	-	58	-	-	-	58
Common stock issued for vested restricted stock units	78,400	-	-	-	-	-	-
Common stock issued for the acquisition of mineral rights	246,210	-	1,300	-	-	-	1,300
Dividends declared	-	-	-	(1,137)	-	-	(1,137)
Net income	-	-	-	4,150	-	-	4,150
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Share-based compensation			1,497	-	-	-	1,497
Net stock options exercised	712,271	1	1,203	-	-	-	1,204
Common stock issued for vested restricted stock units	89,921	-	-	-	-	-	-
Dividends declared	-	-	-	(1,152)	-	-	(1,152)
Issuance of stock, net of issuance costs	1,131,755	11	4,308	-	-	-	4,319
Net income	-	-	-	9,288	-	-	9,288
Balance, December 31, 2018	59,186,829	$69	$121,592	$12,656	$(5,884)	$(1,171)	$127,262

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2018, 2017 and 2016

(U.S. dollars in thousands)

	Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$9,288	$4,150	$4,387
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(501)	14,991	(1,555)
Depreciation and amortization	15,169	14,998	12,588
Stock-based compensation	1,497	1,192	1,240
Other operating adjustments	2,535	1,285	298
Changes in operating assets and liabilities:
Accounts receivable	(220)	(2,254)	(309)
Inventories	(2,820)	(2,797)	(738)
Prepaid expenses and other current assets	(417)	(448)	793
Other noncurrent assets	130	(7)	79
Accounts payable and other accrued liabilities	1,489	1,636	(3,579)
Mining royalty and income taxes payable, net	(3,894)	2,887	4,695
Net cash provided by operating activities	22,256	35,633	17,899

Cash flows from investing activities:
Capital expenditures	(40,076)	(25,432)	(15,140)
Proceeds from the sale of equity investments	-	-	749
Other investing activities	6	(257)	(302)
Net cash used in investing activities	(40,070)	(25,689)	(14,693)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,261	-	391
Dividends paid	(1,149)	(1,137)	(1,670)
Repayment of loans	(596)	(184)	-
Repayment of capital leases	(383)	(73)	(606)
Proceeds from sale of stock, net of issuance costs	4,319	-	-
Net cash provided by (used in) financing activities	3,452	(1,394)	(1,885)

Effect of exchange rate changes on cash and cash equivalents	(266)	(326)	23
Net (decrease) increase in cash and cash equivalents	(14,628)	8,224	1,344
Cash and cash equivalents at beginning of period	22,390	14,166	12,822
Cash and cash equivalents at end of period	$7,762	$22,390	$14,166

Supplemental Cash Flow Information
Interest expense paid	$177	$65	$13
Income and mining taxes paid	$7,068	$3,102	$256
Non-cash investing activities:
Increase (decrease) in accrued capital expenditures	$3,302	$1,041	$(2,868)
Change in estimate for asset retirement cost	$271	$366	(21)
Equipment purchased through loan payable	$526	$2,397	$-
Equipment purchased under capital leases	$26	$1,686	$300
Common stock issued for the acquisition of mineral rights	$-	$1,300	$13,910

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc, and doré containing gold and silver at the Aguila and Alta Gracia projects in the southern state of Oaxaca, Mexico (“Oaxaca Mining Unit”). The Aguila project includes the Arista underground mine and processing facility, which are currently in operation. The Alta Gracia project includes the Mirador underground mine which began operations in 2017.  The Company also performs exploration and development work on our portfolio of precious metal properties in Nevada, United States of America (“Nevada Mining Unit”) and continues to evaluate other properties for possible acquisition.

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

Accounts Receivable, net

Accounts receivable consists of trade receivables, which are recorded net of allowance for doubtful accounts, from the sale of doré and metals concentrates, as well an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on metal forward prices.  Please see Note 14 and Note 19 for additional information related to the embedded derivative.  As of December 31, 2018 and 2017, our allowance for doubtful accounts was $1.4 million and nil, respectively.

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long term. As of December 31, 2018, all stockpiles were classified as current.

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

Leach Pad: Ore on leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to dissolve the gold or silver. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver on the leach pad.

Estimates of recoverable ore on the leach pad are calculated from the quantities of ore placed on the leach pad (measured tonnes added to the leach pad), the grade of ore placed on the leach pad (based on assay data) and a recovery percentage (based on ore type).

Although the quantities of recoverable ore placed on the leach pad are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis.

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

Mine development costs are amortized using the UOP method based on estimated recoverable ounces in proven and probable reserves.

Property and Equipment: All items of property and equipment are carried at cost. Normal maintenance and repairs are expensed as incurred while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in other expense (income).

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

Existing reserves and other mineralized material are included when estimating the fair value in determining whether the assets are impaired. The Company’s estimates of future cash flows are based on numerous assumptions including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values.  It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital requirements are each subject to significant risks and uncertainties.

Treasury Stock

Treasury stock represents shares of the Company’s common stock which have been repurchased on the open market at the prevailing market price at the time of purchase and have not been cancelled. Treasury stock is shown at cost as a separate component of equity.

Revenue Recognition

The Company recognizes revenue from doré and concentrate sales.

Concentrate sales: Concentrate sales are initially recorded based on 100% of the provisional sales prices, net of treatment and refining charges, at the time of delivery to the customer at which point the performance obligations are satisfied and control of the product is transferred to the customer.   Adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metals until final settlement occurs.  The changes in price between the provisional sales price and final sales price are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate. Sales are recorded net of charges for treatment, refining, smelting losses and other charges negotiated with the buyer. These charges are estimated upon delivery of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from the Company’s initial estimates.

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

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs expected to be incurred to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is presented in the consolidated statements of changes in shareholders’ equity. Accumulated other comprehensive loss is composed of foreign currency translation adjustment effects related to the historical adjustment when the functional currency was the Mexican peso for our Mexico subsidiary. This loss will remain on our consolidated balance sheet until the sale or dissolution of our Mexico subsidiary.

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

Concentration of Credit Risk

The Company has considered and assessed the credit risk resulting from its concentrate sales and doré sales arrangements with its customers. In the event that the Company’s relationships with its customers are interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its metals concentrates and doré bars; however, any interruption could temporarily disrupt the Company’s sale of its products and adversely affect operating results.

The Company’s Aguila and Alta Gracia projects, which are located in the State of Oaxaca, Mexico, accounted for 100% of the Company’s total sales for the years ended December 31, 2018, 2017 and 2016.

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

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2014-09—Revenue from Contracts with Customers (“Topic 606”). On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued guidance that requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU was further amended in August 2015, March 2016, April 2016, May 2016 and December 2016 by ASU No. 2015-14, No. 2016-08, No. 2016-10, No. 2016-12 and No. 2016-20, respectively.  The guidance provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.  On January 1, 2018, the Company adopted the new accounting guidance for all contracts using the retrospective approach.    The adoption of this new guidance did not result in any changes to previously reported revenue amounts.  Please see Note 2 for more information.

In March 2018, the Company adopted Accounting Standards Update No. 2018-05—Income Taxes (“Topic 740”): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which updates the income tax accounting in U.S. GAAP to reflect the Securities and Exchange Commission (“SEC”) interpretive guidance released on December 22, 2017, when the Tax Cuts and Jobs Act was signed into law. Please see Note 5 for additional information.

Recently Issued Accounting Standards Updates

Accounting Standards Update No. 2016-02—Leases (“Topic 842”). In February 2016, the FASB issued a new standard regarding leases. Lessees will be required to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and a lease liability. Public business entities are required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For calendar year-end public entities, this means an adoption date of January 1, 2019. Early adoption is permitted.

The Company is finalizing its assessment of the new guidance and the impact it will have on its consolidated financial statements and disclosures. The Company will adopt certain practical expedients that allows us to not reassess:

(1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company will adopt this guidance at the adoption date of January 1, 2019, using the transition method that allows for  the initial application of Topic 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company does not expect to recognize a material adjustment to retained earnings upon adoption. The Company is additionally assessing the impact of Topic 842 on its internal controls over financial reporting.

The Company determines if an arrangement is a lease at inception. The Company leases equipment under operating and capital leases. The Company leases its office locations under operating leases. The Company’s current capital lease obligations consist of equipment. The capital leases addressed in Note 11 to the consolidated financial statements are expected to be accounted for as finance leases upon adoption of Topic 842, and the Company does not expect any significant changes to the accounting for such leases upon adoption. Under Topic 842, operating leases result in the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. ROU assets represent the Company’s right to use the leased asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments. Under Topic 842, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, upon adoption of Topic 842, the Company will use its estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets will also include any lease payments made and exclude lease incentives. The lease terms may include options to extend or terminate the lease that are reasonably certain to be exercised. Lease expense under Topic 842 will be recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, and the Company expects to account for the lease and non-lease components as separate components under Topic 842.

The adoption of Topic 842 will have a material impact on Company’s Consolidated Balance Sheet due to the recognition of the ROU assets and lease liabilities. The adoption of Topic 842 is not expected to have a material impact on the Company’s Consolidated Statement of Operations or the Company’s Consolidated Cash Flow Statement. Because of the transition method the Company will use to adopt Topic 842, Topic 842 will not be applied to periods prior to adoption and the adoption of Topic 842 will have no impact on the Company’s previously reported results. The future minimum lease payments for the Company’s operating leases as of December 31, 2018 are discussed in Note 12 to the Consolidated Financial Statements. Upon adoption of Topic 842, the Company expects to recognize operating lease ROU assets and lease liabilities of approximately $13.8 million which reflects the present value of future lease payments. After the adoption of Topic 842, the Company will first report the operating lease ROU assets and lease liabilities as of March 31, 2019.

The components of the Company’s future lease payments are discussed in Note 12 to the Consolidated Financial Statements. The capital leases addressed in Note 11 are expected to be accounted for as finance leases upon adoption of Topic 842, and the Company does not expect any significant changes to the accounting for such leases upon adoption.

Accounting Standards Update No. 2018-07—Compensation — Stock Compensation (“Topic 718”): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). In June 2018, the FASB issued new guidance regarding accounting for stock compensation.  The new guidance expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods or services from non-employees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods or services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public entities beginning December 1, 2019, with early adoption permitted, but no earlier than the adoption of ASC 606. The Company does not expect the adoption of this guidance to have material impact on its consolidated financial statements.

Accounting Standards Update No. 2018-09—Codification Improvements (“ASU 2018-09”). In July 2018, the FASB issued new guidance which makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (“ASC’). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have material impact on its consolidated financial statements.

2. Revenue

The following table presents the Company’s net sales disaggregated by source:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Doré sales, net
Gold	$6,250	$6,270	$11,384
Silver	1,348	159	139
Less: Refining charges	(118)	(63)	(105)
Total doré sales, net	7,480	6,366	11,418
Concentrate sales
Gold	22,750	25,526	20,490
Silver	22,972	27,567	28,803
Copper	9,919	6,646	4,697
Lead	15,100	11,568	7,225
Zinc	46,743	38,281	25,424
Less: Treatment and refining charges	(5,447)	(7,697)	(16,186)
Total concentrate sales, net	112,037	101,891	70,453
Realized/unrealized embedded derivative (loss)/gain, net	(4,209)	1,899	1,356
Total sales, net	$115,308	$110,156	$83,227

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the year ended December 31, 2018 and 2017, the Company purchased nil ounces and 215.85 ounces, respectively, of gold bullion and nil ounces and 90 ounces, respectively, of silver bullion.

At December 31, 2018 and 2017, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2018			2017
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,888	$1,279	$2,415	1,905	$1,291	$2,459
Silver	79,864	$15.30	1,222	80,224	$16.87	1,353
Total holdings			$3,637			$3,812

4. Current Inventories

At December 31, 2018 and 2017, inventories consisted of the following:

	2018	2017
	(in thousands)
Stockpiles - underground mine	$2,365	$1,450
Stockpiles - open pit mine	414	101
Leach pad	376	-
Concentrates	1,231	1,973
Doré	1,289	394
Subtotal - product inventory	5,675	3,918
Materials and supplies (1)	8,667	7,718
Total	$14,342	$11,636

(1)	Net of reserve for obsolescence of $857 and $743, respectively.

5. Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revised the U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.  The U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 allows a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The Company has not revised any of the 2017 provisional estimates under SAB No. 118 and ASU No 2018-05 and has filed its U.S. income tax return for the year ended December 31, 2017.

Gold Resource Corporation and its U.S. subsidiaries file a consolidated U.S. tax return and the Company’s foreign subsidiary files in Mexico.  For financial reporting purposes, net income before income taxes includes the following components:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
U.S. Operations	$(9,378)	$(8,142)	$(7,001)
Foreign Operations, Mexico	25,929	36,620	16,147
Total income before income taxes	$16,551	$28,478	$9,146

The Company's income tax expense from continuing operations consists of the following:

	Years ended December 31,
	2018	2017	2016
	(in thousands)
Current taxes:
Federal	$-	$9	$353
State	-	-	-
Foreign	7,763	9,327	5,961
Total current taxes	$7,763	$9,336	$6,314

Deferred taxes:
Federal	$(1,692)	$4,923	$(1,715)
State	-	-	-
Foreign	1,192	10,069	160
Total deferred taxes	$(500)	$14,992	$(1,555)
Total income tax provision	$7,263	$24,328	$4,759

The provision for income taxes for the years ended December 31, 2018, 2017 and 2016, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Tax at statutory rates	$3,476	$9,967	$3,110
Foreign rate differential	2,161	(1,780)	(617)
Dividends, net of foreign tax credits	-	-	795
One-time tax on foreign unremitted earnings (Tax Act)	-	4,627
Changes in deferred tax assets	(189)	6,239	(625)
Mexico mining tax	1,777	2,816	1,270
U.S. Tax rate reduction from 35% to 21% (Tax Act)	-	2,671	-
Other	38	(212)	826
Tax provision	$7,263	$24,328	$4,759

The following table sets forth deferred tax assets and liabilities:

	At December 31,
	2018	2017
	(in thousands)
Non-current deferred tax assets:
Tax loss carryforward - U.S.	$3,862	$1,450
Property and equipment	-	1,935
Share-based compensation	4,339	4,622
Foreign tax credits	4,448	4,185
Other	3,572	2,284
Total deferred tax assets	16,221	14,476
Valuation allowance	(7,318)	(6,720)
Deferred tax assets after valuation allowance	$8,903	$7,756

Deferred tax liability – Property and equipment	(1,531)	(902)

Net deferred tax asset	$7,372	$6,854

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

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends on all post-2013 earnings.  Dividends from earnings generated prior to 2014 were exempted from the new dividend withholding tax. The Company began distributing post-2013 earnings from Mexico in 2018.  According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met.  The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico in 2018 in the amount of $0.4 million.

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that the deferred tax assets related to the foreign tax credits, the state net operating loss carry forwards, and other state related deferred tax assets were not "more likely than not" to be realized and a full valuation allowance was recorded as of December 31, 2018.

As a result of the adoption of ASU 2016-09 in 2017, excess tax benefits and tax deficiencies will be prospectively classified to the statement of operations instead of additional paid-in capital.  Upon adoption, the Company recorded a $4.2 million deferred tax asset related to previously unrecognized foreign tax credits but placed a valuation allowance against the full amount of the deferred tax asset due to the Company’s assessment of the realizability of these foreign tax credits.  Thus, no net impact to the financial statements was generated as a result of adoption of ASU 2016-09.

During the year ended December 31, 2017, the Company revised its temporary book and tax differences in the basis of its Isabella Pearl property, included in its Walker Lane Minerals Corp. acquisition which resulted in a $4.2 million increase in deferred tax assets, net, and a corresponding decrease in property, plant and mine development.

At December 31, 2018, the Company has Federal loss carry-forwards of $11 million, with no expiration date, and foreign tax credits of $4.4 million that expire between 2023 and 2028. The state of Colorado tax loss carry-forwards and the foreign tax credits have a full valuation allowance in place as of December 31, 2018.

As of both December 31, 2018 and 2017, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

6. Prepaid Expenses and Other Current Assets

At December 31, 2018 and 2017, prepaid expenses and other current assets consisted of the following:

	2018	2017
	(in thousands)
Advances to suppliers	$289	$163
Prepaid insurance	1,179	869
Vendor deposits	236	501
IVA taxes receivable, net	538	-
Other current assets	208	234
Total	$2,450	$1,767

7. Property, Plant and Mine Development, net

At December 31, 2018 and 2017, property, plant and mine development consisted of the following:

	2018	2017
	(in thousands)
Asset retirement costs	$1,240	$1,079
Construction-in-progress (1)	34,335	10,838
Furniture and office equipment	1,861	1,664
Land	242	242
Light vehicles and other mobile equipment	2,508	2,211
Machinery and equipment	27,485	22,916
Mill facilities and infrastructure	11,712	10,075
Mineral interests and mineral rights	17,958	17,658
Mine development	69,487	56,957
Software and licenses	1,659	1,678
Subtotal (2) (3)	168,487	125,318
Accumulated depreciation and amortization	(57,245)	(42,719)
Total	$111,242	$82,599

(1)

Nevada construction-in-progress costs of $21.6 million and $7.4 million at December 31, 2018 and December 31, 2017, respectively.  Mexico construction-in-progress of $12.7 million and $3.4 million at December 31, 2018 and December 31, 2017, respectively.

(2)	Includes $1.6 million of assets recorded under capital leases at December 31, 2018 and December 31, 2017. Please see Note 11 for additional information.
(3)	Includes accrued capital expenditures of $4.3 million and $1.0 at December 31, 2018 and 2017, respectively.

The Company recorded depreciation and amortization expense for years ended December 31, 2018, 2017 and 2016 of $15.2 million, $15.0 million and $12.6 million, respectively.

8. Accrued Expenses and Other Current Liabilities

At December 31, 2018 and 2017, accrued expenses and other current liabilities consisted of the following:

	2018	2017
	(in thousands)
Accrued insurance	$364	$662
Accrued royalty payments	1,432	1,805
Dividends payable	98	95
IVA taxes payable, net	-	274
Other payables	136	15
Total	$2,030	$2,851

9. Reclamation and Remediation

The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2018 and 2017:

	2018	2017
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,005	$1,907
Changes in estimate	-	10
Foreign currency exchange loss	4	88
Reclamation liabilities – balance at end of period	2,009	2,005

Asset retirement obligation – balance at beginning of period	941	518
Changes in estimate	271	366
Accretion expense	78	35
Foreign currency exchange loss	(1)	22
Asset retirement obligation – balance at end of period	1,289	941
Total period end balance	$3,298	$2,946

The Company’s reclamation liabilities and asset retirement obligation of $2.5 million for its Arista and Alta Gracia projects as of December 31, 2018 and 2017 were discounted using a discount rate of 8%.

The Company is required to post bonds with the Bureau of Land Management (“BLM”) for reclamation of planned mineral exploration and development programs associated with the Company’s mineral properties located on BLM lands in the United States. As a part of the permitting process for the Isabella Pearl project, the Company is currently required to have a reclamation bond of approximately $9.2 million held with the BLM. The Company purchased a surety contract for the reclamation bond which did not require any cash collateral.  The Company is required to maintain the reclamation bond until all abandonment and remediation obligations have been completed to the satisfaction of the BLM. The surety contract names the Company’s subsidiary Walker Lane Minerals Corp. as an indemnitor to the surety agreement. The surety may require additional collateral to be placed into the reclamation deposit account at their discretion.  As of December 31, 2018, the Company recorded an asset retirement obligation of $0.8 million, using a credit adjusted risk-free rate of 8%, related to the Isabella Pearl project.

10. Loans Payable

The Company has financed certain equipment purchases.  The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.07 million.  As of December 31, 2018, there is an outstanding balance of $2.1 million which approximates fair value of the loans.  Scheduled minimum repayments are $0.8 million in 2019, $0.8 million in 2020, and $0.5 million in 2021. One of the loan agreements is subject to a prepayment penalty, ranging from 1% to 2% of the outstanding loan balance at time of full repayment, depending on the time of repayment.

11. Capital Leases

The Company has capital lease agreements for certain equipment.  The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million.  Scheduled minimum annual payments as of December 31, 2018 are as follows (in thousands):

Year Ending December 31:
2019	$470
2020	470
2021	406
2022	-
Total minimum obligations	1,346
Interest portion	(103)
Present value of net minimum payments	1,243
Less: current portion	(412)
Non-current portion	$831

As noted above in Note 1, the Company will adopt a new lease accounting standard on January 1, 2019. Upon adoption of the new standard, the capital leases above are expected to be accounted for as finance leases. The Company does not expect any significant changes to the accounting upon this change in classification.

12. Commitments and Contingencies

Operating leases

The Company signed a 24-month Contract Mining Agreement with a contract miner on November 14, 2018 relating to mining activities at the Isabella Pearl project.   Under the terms of the Contract Mining Agreement, the contract miner is required to provide all required labor, material and equipment (excluding fuel and ammonium nitrate) to complete all necessary drilling, blasting, loading, hauling and related activities for the mining of the Isabella Pearl project.  Payment by the Company to the contract miner is primarily based on unit prices for bank cubic meters and tonnes.  The Contract Mining Agreement contains a lease related to mining equipment as well as other non-lease elements.  The lease contained in the Contract Mining Agreement is an operating lease and accounted for as such.  Expected future minimum payments, including both the future minimum lease payments and the other non-lease element payments for the Contract Mining Agreement over the term of the agreement are included in the table below.  The expected future minimum payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic meters for drilling and blasting.  The Company was charged $1.4 million under the Contract Mining Agreement during 2018.

The Company leases equipment and facilities under non-cancelable operating leases expiring at various dates through 2021. The Company also leases its office in Colorado Springs from a related party under a non-cancelable operating lease which expires in 2019.

As discussed in Note 1 to the Consolidated Financial Statements (see "New Accounting Pronouncements-Leases"), the Company will adopt a new lease accounting standard on January 1, 2019. Upon adoption of the new standard, the Company’s operating leases will result in lease assets and lease liabilities being recognized on the consolidated balance sheet.

Future minimum lease payments under operating leases are as follows:

	Payments due by Period
	Total	2019	2020	2021	2022	2023 and Thereafter
	(in thousands)
Operating leases	$31,170	$16,259	$14,839	$72	$-	$-

Other Commitments

As of December 31, 2018, the Company has equipment purchase commitments aggregating approximately $2.5 million.

13. Shareholders’ Equity

The Company declared and paid dividends of $1.1 million, or $0.02 per share during each of the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, the Company declared and paid dividends of $1.7 million or $0.03 per share.

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”).  The ATM Agreement will remain in full force and effect until the earlier of April 3, 2021, or the date that the ATM Agreement is terminated in accordance with the terms therein. An aggregate of 1,131,755 shares of the Company’s common stock were sold in the ATM Agreement during the year ended December 31, 2018, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $4.3 million.

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

During the year ended December 31, 2016, the Company issued 2,000,000 shares of common stock as partial consideration for its acquisition of Walker Lane and its Isabella Pearl project.

In 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. During 2018, 2017 and 2016, the Company did not repurchase any additional shares of common stock.

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

The following table summarizes the Company’s unsettled sales contracts at December 31, 2018, with the quantities of metals under contract subject to final pricing occurring through February 2019:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	7,791	357,361	558	2,500	6,095
Average forward price (per ounce or tonne)	$1,225	$14.46	$6,164	$2,001	$2,539

15. Employee Benefits

Effective October 2012, the Company adopted a profit sharing plan (the “Plan”) which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 45% of their qualified wages, subject to the IRS annual maximums. Any matching contribution by the Company on behalf of the employee is immediately vested; the matching contribution expense amounted to $0.1 million in 2018, $0.1 million in 2017 and $0.1 million in 2016. The unfunded matching contribution obligation was nil for the year ended December 31, 2018.

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

A total of 505,500 options with a term of 10 years were granted during the year ended December 31, 2018, of which 26,300 vested immediately and the remainder vest over a three-year period. A total of 120,002 RSUs were granted during the year ended December 31, 2018, of which 14,804 vest within six months and the remainder vest over a three- year period.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2018 and 2017 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2016	6,049,001	$7.48	5.36	$3,963
Granted	416,000	4.08	-
Exercised	(25,000)	2.30	-
Expired	(195,000)	8.99	-
Forfeited	-	-	-
Outstanding as of December 31, 2017	6,245,001	$7.23	4.68	$4,040
Granted	505,500	5.41	-
Exercised	(1,412,926)	3.13	-
Expired	(73)	4.60	-
Forfeited	(77,667)	3.44	-
Outstanding as of December 31, 2018	5,259,835	$8.21	4.82	$1,396

Vested and exercisable as of December 31, 2018	4,375,629	$8.91	3.98	$1,289

The weighted-average fair value of options per share granted during the years ended December 31, 2018, 2017, and 2016 was $3.04, $2.25 and $1.96, respectively. The total intrinsic value of options exercised during the years ended December 31, 2018, 2017, and 2016, was $2.6 million , $0.1 million and $0.6 million, respectively. The total fair value of options vested during the years ended December 31, 2018, 2017 and 2016 was $0.9 million, $0.8 million and $1.3 million, respectively.

During the year ended December 31, 2018, stock options to purchase an aggregate of 1,412,926 shares of the Company’s common stock were exercised.  Of that amount, 945,000 of the options were exercised on a net exercise basis, resulting in 244,345 shares being delivered.  The remaining 467,926 options were exercised for cash proceeds of $1.3 million. During the years ended December 31, 2017 and 2016, the Company received nil and $0.4 million, respectively, in cash proceeds from stock option exercises.

The following table summarizes information about stock options outstanding at December 31, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.00 - $6.25	2,734,335	5.14	$3.59	2,079,329	$3.47
$6.25 -$12.50	1,065,500	4.89	$8.30	836,300	$8.69
$12.50 - $18.75	1,340,000	3.77	$16.46	1,340,000	$16.46
$18.75 - $25.00	120,000	3.68	$20.51	120,000	$20.51
	5,259,835	4.82	$8.21	4,375,629	$8.91

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Year ended December 31,
	2018	2017	2016
Risk-free interest rate	2.72%	1.94%	0.87%
Dividend yield	0.40%	0.53%	0.46%
Expected volatility	67.11%	67.70%	62.74%
Expected life in years	5	5	5

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2018 and 2017 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Nonvested as of December 31, 2016	181,738	$-	1.82	$791
Granted	105,945	-	-	-
Vested	(78,400)	-	-	-
Expired	-	-	-	-
Forfeited	-	-	-	-
Nonvested as of December 31, 2017	209,283	$-	1.91	$920
Granted	120,002	-	-	-
Vested	(89,921)	-	-	-
Expired	-	-	-	-
Forfeited	(16,610)	-	-	-
Nonvested as of December 31, 2018	222,754	$-	1.77	$891

The weighted-average fair value per share of RSUs granted during the years ended December 31, 2018 and 2017, and 2016 was $6.89, $4.11 and $4.60, respectively.  The total intrinsic value of RSUs vested during the years ended December 31, 2018, 2017, and 2016 was $0.5 million, $0.3 million and nil, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options and RSUs is as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Stock options	$993	$829	$1,036
Restricted stock units	504	363	204
Total	$1,497	$1,192	$1,240

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Production costs	$72	$99	$186
General and administrative expenses	1,295	1,029	1,040
Exploration expense	130	64	14
Total	$1,497	$1,192	$1,240

The estimated unrecognized stock-based compensation expense from unvested options and RSUs as of December 31, 2018 was approximately $1.9. million and $0.9 million, respectively, and is expected to be recognized over the remaining vesting periods of up to three years.

17. Other Expense (Income), Net

During the years ended December 31, 2018, 2017 and 2016, other expense (income) consisted of the following:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Unrealized currency exchange loss (gain)	$230	$983	$(267)
Realized currency exchange loss (gain)	707	(457)	(261)
Unrealized loss (gain) from gold and silver rounds/bullion, net (1)	134	(493)	(411)
Loss (gain) on investments, net (1) (2)	195	-	(348)
Loss on disposal of fixed assets	389	474	578
Gain on insurance reimbursement	-	-	(620)
Increase in reserve for inventory obsolescence	114	106	545
Increase in allowance for doubtful accounts receivable	1,360	-	-
Other (income) expense	(18)	553	224
Total	$3,111	$1,166	$(560)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.
(2)

During 2018, the Company wrote off its equity investment and recognized a loss of $195.  During 2016, the Company sold its current investment in equity and realized a gain of $348.  For additional information regarding our fair value measurements and investments, please see Note 19.

18. Net Income per Common Share

Basic income per common share is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted income per common share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common stock during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All the Company’s restricted stock units are considered to be dilutive.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.6 million, 3.1 million, and 2.8 million shares of common stock at weighted average exercise prices of $10.44, $11.26, and $12.39 were outstanding as of December 31, 2018, 2017, and 2016, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore were anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Year ended December 31,
	2018	2017	2016
Net income (in thousands)	$9,288	$4,150	$4,387
Basic weighted average shares of common stock outstanding	57,534,830	56,854,670	55,140,237
Dilutive effect of share-based awards	834,836	740,323	584,969
Diluted weighted average common shares outstanding	58,369,666	57,594,993	55,725,206
Net income per share:
Basic and diluted	$0.16	$0.07	$0.08

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2018 and 2017:

	2018	2017	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$7,762	$22,390	Level 1
Gold and silver rounds/bullion	3,637	3,812	Level 1
Accounts receivable, net:
Receivables from provisional concentrate sales	1,744	2,884	Level 2
	$13,143	$29,086

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 3 for additional information. During the year ended December 31, 2018, the Company became aware of adverse events that affected the fair value of its non-current investment in equity securities of $0.2 million and as such, adjusted the investment to nil as of December 31, 2018.

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of allowance for doubtful accounts of $1.4 million. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At December 31, 2018 and 2017, the Company had an unrealized loss of $0.1 million and an unrealized gain of $0.4 million, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments.  Please see Note 14 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s consolidated statements of operations as shown in the following (in thousands):

	Year ended December 31,			Statement of
	2018	2017	2016	Operations Classification
Realized/unrealized derivative (loss) gain, net	$(4,209)	$1,899	$1,356	Sales, net
Gold and silver rounds/bullion (loss) gain	$(148)	$282	$411	Other expense, net
Investment (loss) gain	$(195)	$-	$351	Other expense, net

Realized/Unrealized Derivatives, net

The following tables summarize the Company’s realized/unrealized derivatives, net (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2018
Realized loss	$(191)	$(374)	$(268)	$(788)	$(2,081)	$(3,702)
Unrealized gain (loss)	222	272	(162)	(39)	(800)	(507)
Total realized/unrealized derivatives, net	$31	$(102)	$(430)	$(827)	$(2,881)	$(4,209)

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2017
Realized gain (loss)	$154	$151	$128	$131	$798	$1,362
Unrealized (loss) gain	(93)	(183)	64	72	677	537
Total realized/unrealized derivatives, net	$61	$(32)	$192	$203	$1,475	$1,899

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2016
Realized gain (loss)	$72	$330	$(78)	$127	$432	$883
Unrealized gain	38	159	125	84	67	473
Total realized/unrealized derivatives, net	$110	$489	$47	$211	$499	$1,356

20. Supplementary Cash Flow Information

During the years ended December 31, 2018, 2017, and 2016, other operating adjustments and write-downs within the net cash provided by operations on the statement of cash flows consisted of the following:

	2018	2017	2016
	(in thousands)
Unrealized loss (gain) on gold and silver rounds/bullion	$134	$(493)	$(411)
Unrealized foreign currency exchange loss (gain)	230	983	(267)
Loss (gain) on investments	195	-	(348)
Loss on disposition of fixed assets	389	474	578
Decrease in reserve for inventory obsolescence	114	106	545
Change in allowance for doubtful accounts receivable	1,360	-	-
Other	113	215	201
Total other operating adjustments	$2,535	$1,285	$298

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Year ended December 31, 2018
Revenue	$115,308	$-	$-	$115,308
Exploration expense	2,217	2,314	172	4,703
Net income (loss)	20,631	(2,585)	(8,758)	9,288
Capital expenditures (1)	24,039	20,133	29	44,201

	Mexico	Nevada	Corporate and Other	Consolidated
Year ended December 31, 2017
Revenue	$110,156	$-	$-	$110,156
Exploration expense	1,288	2,916	145	4,349
Net income (loss)	20,379	(2,423)	(13,806)	4,150
Capital expenditures (2)	21,760	10,087	9	31,856

	Mexico	Nevada	Corporate and Other	Consolidated
Year ended December 31, 2016
Revenue	$83,227	$-	$-	$83,227
Exploration expense	1,992	2,057	265	4,314
Net income (loss)	14,705	(1,292)	(9,026)	4,387
Capital expenditures (3)	12,356	13,956	170	26,482

(1)	Includes an increase in accrued capital expenditures of $3,302 and non-cash additions of $823; consolidated capital expenditures on a cash basis were $40,470.
(2)	Includes an increase in accrued capital expenditures of $1,041 and non-cash additions of $5,383; consolidated capital expenditures on a cash basis were $25,432.
(3)	Includes a decrease in accrued capital expenditures of $2,868 and non-cash additions of $14,210; consolidated capital expenditures on a cash basis were $15,140.

Total asset balances, excluding intercompany balances at December 31, 2018 and December 31, 2017 are as follows:

	2018	2017
	(in thousands)
Mexico	$91,590	$87,739
Nevada	46,677	25,741
Corporate and Other	12,064	19,443
Consolidated	$150,331	$132,923

22. Quarterly Financial Data (Unaudited)

The following represents selected information from the unaudited quarterly consolidated statements of operations for the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per common share data)
Sales, net	$32,151	$30,768	$24,258	$28,131
Mine gross profit	$12,920	$9,521	$3,293	$7,956
Net income (loss)	$5,457	$3,754	$(781)	$858
Net income (loss) per common share:
Basic	$0.10	$0.07	$(0.01)	$0.01
Diluted	$0.09	$0.06	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	57,120,077	57,315,472	57,642,966	58,049,972
Diluted	57,911,299	58,314,123	57,642,966	58,571,874

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per common share data)
Sales, net	$24,336	$21,391	$31,122	$33,307
Mine gross profit	$10,416	$5,226	$11,201	$15,272
Net income (loss)	$4,376	$864	$4,581	$(5,671)
Net income (loss) per common share:
Basic and diluted	$0.08	$0.02	$0.08	$(0.11)
Weighted average shares outstanding:
Basic	56,796,751	56,839,823	56,888,115	56,892,583
Diluted	57,991,663	57,375,938	57,455,805	57,452,314

During the fourth quarter of the year ended December 31, 2017, the Company made adjustments to provision for income taxes which had a significant effect on the full year’s results.  Please see Note 5 for more information.

23. Subsequent Events

Subsequent to December 31, 2018, the Company sold 2,537,130 shares under its ATM agreement for net proceeds of $10.8 million.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 1, 2018, EKS&H LLLP (“EKS&H”), our independent registered public accounting firm combined with Plante & Moran PLLC (“Plante Moran”). As a result of this transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company. The audit reports of EKS&H on our consolidated financial statements as of December 31, 2017 and for the years ended December 31, 2017 and 2016, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2017 and 2016, and in the interim period up to October 31, 2018, there were no (1) disagreements between us and EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the consolidated financial statements for such years, or (2) “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2017 and 2016, and in the interim period up to October 1, 2018, we have not consulted with Plante Moran regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by Plante Moran to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (2) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting as of December 31, 2018, was effective.

Plante Moran PLLC, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an opinion on the effectiveness of our internal control over financial reporting which is included as part of Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy Statement”) expected to be filed within 120 days after the end of our fiscal year ended December 31, 2018.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2019 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2019 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2019 Proxy Statement.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2019 Proxy Statement.

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

10.4	Gold Resource Corporation 2016 Equity Incentive Plan (incorporated by reference from our registration statement on Form S-8 filed on December 7, 2016, Exhibit 4.1, File No. 333-214958).

10.5	Form of Stock Option Agreement (incorporated by reference from our annual report on Form 10-K filed February 28, 2018, Exhibit 10.5, File No. 001-34857).

10.6	Form of RSU Agreement (incorporated by reference from our annual report on Form 10-K filed February 28, 2018, Exhibit 10.6, File No. 001-34857).

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

10.10

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference from our current report on Form 8-K filed on December 18, 2013, Exhibit 10.1, File No. 001-34857).

10.11	Policy for Recoupment of Executive Compensation (incorporated by reference from our annual report on Form 10-K filed on March 8, 2018, Exhibit 10.14, File No. 001-34857).

10.12*	Amendment No. 2 to Office Lease between the Company and Lincoln ASB Colorado Center LLC dated January 24, 2019.

21*	Subsidiaries of the Company.

23.1*	Consent of Plante & Moran PLLC, Independent Registered Public Accounting Firm.

23.2*	Consent of EKS&H, LLLP, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

95*	Mine Safety Disclosures.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2018 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*  filed herewith

ITEM 16.        10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: February 26, 2019	/s/ Jason D. Reid
By: Jason D. Reid, Chief Executive Officer, President and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Jason D. Reid	Chief Executive Officer, President and Director	February 26, 2019
Jason D. Reid	(Principal Executive Officer)

/s/ John A. Labate	Chief Financial Officer	February 26, 2019
John A. Labate	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors	February 26, 2019
Bill M. Conrad

/s/ Alex G. Morrison	Director	February 26, 2019
Alex Morrison

/s/ Gary C. Huber	Director	February 26, 2019
Gary C. Huber