Form 10-Q
period 2019-03-31
GOLD RESOURCE CORP
filed 2019-05-07
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(303) 320-7708

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange where registered
Common Stock	GORO	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,410,521 shares of common stock outstanding as of May 6, 2019.

GOLD RESOURCE CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,527	$7,762
Gold and silver rounds/bullion	3,650	3,637
Accounts receivable	4,515	1,744
Inventories, net	20,464	14,342
Prepaid taxes	1,957	1,126
Prepaid expenses and other current assets	2,607	2,450
Total current assets	41,720	31,061
Property, plant and mine development, net	119,617	111,242
Operating lease assets, net	12,681	-
Deferred tax assets, net	6,570	7,372
Other non-current assets	575	656
Total assets	$181,163	$150,331
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,176	$12,429
Loans payable, current	840	765
Finance lease liabilities, current	418	412
Operating lease liabilities, current	7,868	-
Mining royalty taxes payable, net	2,003	1,926
Accrued expenses and other current liabilities	1,889	2,030
Total current liabilities	31,194	17,562
Reclamation and remediation liabilities	3,811	3,298
Loans payable, long-term	1,444	1,378
Finance lease liabilities, long-term	724	831
Operating lease liabilities, long-term	4,816	-
Total liabilities	41,989	23,069
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
61,496,813 and 58,850,431 shares outstanding at March 31, 2019 and December 31, 2018, respectively	95	69
Additional paid-in capital	132,903	121,592
Retained earnings	13,231	12,656
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	139,174	127,262
Total liabilities and shareholders' equity	$181,163	$150,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018
Sales, net	$26,578	$32,151
Mine cost of sales:
Production costs	17,679	15,535
Depreciation and amortization	3,444	3,493
Reclamation and remediation	16	203
Total mine cost of sales	21,139	19,231
Mine gross profit	5,439	12,920
Costs and expenses:
General and administrative expenses	2,011	2,354
Exploration expenses	1,450	1,185
Other expense, net	25	278
Total costs and expenses	3,486	3,817
Income before income taxes	1,953	9,103
Provision for income taxes	1,071	3,646
Net income	$882	$5,457
Net income per common share:
Basic	$0.01	$0.10
Diluted	$0.01	$0.09
Weighted average shares outstanding:
Basic	60,672,133	57,120,077
Diluted	61,142,088	57,911,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Stock-based compensation	-	-	236	-	-	-	236
Net stock options exercised	299,345	-	187	-	-	-	187
Common stock issued for vested restricted stock units	14,964	-	-	-	-	-	-
Dividends declared	-	-	-	(286)	-	-	(286)
Net income	-	-	-	5,457	-	-	5,457
Balance, March 31, 2018 (unaudited)	57,567,191	$57	$115,007	$9,691	$(5,884)	$(1,171)	$117,700

Balance, December 31, 2018	59,186,829	$69	$121,592	$12,656	$(5,884)	$(1,171)	$127,262
Stock-based compensation	-	-	336	-	-	-	336
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	14,804	-	-	-	-	-	-
Dividends declared	-	-	-	(307)	-	-	(307)
Issuance of stock, net of issuance costs	2,562,130	25	10,878	-	-	-	10,903
Net income	-	-	-	882	-	-	882
Balance, March 31, 2019 (unaudited)	61,833,211	$95	$132,903	$13,231	$(5,884)	$(1,171)	$139,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$882	$5,457
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	895	412
Depreciation and amortization	3,561	3,652
Stock-based compensation	336	236
Other operating adjustments	(128)	(906)
Changes in operating assets and liabilities:
Accounts receivable	(2,771)	1,242
Inventories	(6,122)	(1,283)
Prepaid expenses and other current assets	221	868
Other non-current assets	40	65
Accounts payable and other accrued liabilities	3,222	2,726
Mining royalty and income taxes payable, net	(784)	1,489
Net cash (used in) provided by operating activities	(648)	13,958

Cash flows from investing activities:
Capital expenditures	(8,786)	(7,332)
Other investing activities	1	2
Net cash used in investing activities	(8,785)	(7,330)

Cash flows from financing activities:
Proceeds from the exercise of stock options	98	244
Proceeds from at-the-market sales	10,806	-
Dividends paid	(303)	(285)
Repayment of loan payable	(187)	(140)
Repayment of finance leases	(101)	(93)
Net cash provided by (used in) financing activities	10,313	(274)

Effect of exchange rate changes on cash and cash equivalents	(115)	(127)
Net increase in cash and cash equivalents	765	6,227
Cash and cash equivalents at beginning of period	7,762	22,390
Cash and cash equivalents at end of period	$8,527	$28,617

Supplemental Cash Flow Information
Interest expense paid	$42	$49
Income and mining taxes paid	$209	$730
Non-cash investing activities:
Change in accrued capital expenditures	$2,303	$(193)
Change in estimate for asset retirement cost	$462	$-
Equipment purchased through loan payable	$330	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1. Basis of Preparation of Financial Statements

The interim Condensed Consolidated Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements.  Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2016-02—Leases (Topic 842). In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company is also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The Company adopted the standard effective January 1, 2019 and elected certain available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption.

The standard had a material impact on the Company’s consolidated balance sheets but did not have a material impact on its consolidated statements of operations. The most significant impact was the recognition of ROU assets and the current and long-term components of lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. See Note 13 for more information.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2018-07—Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). In June 2018, the FASB issued new guidance regarding accounting for stock compensation.  The new guidance expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods or services from non-employees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods or services to be used or consumed in its operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public entities beginning December 1, 2019, with early adoption permitted, but no earlier than the adoption of ASC 606. The Company does not expect the adoption of this guidance to have material impact on its consolidated financial statements.

Accounting Standards Update No. 2018-09—Codification Improvements (“ASU 2018-09”). In July 2018, the FASB issued new guidance which makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (“ASC’). The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and were effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company does not expect the adoption of this guidance to have material impact on its consolidated financial statements.

3. Revenue

The Company derives its revenue from the sale of doré and concentrate.  The following table presents the Company’s net sales disaggregated by source:

	Three months ended March 31,
	2019	2018
	(in thousands)
Doré sales, net
Gold	$1,683	$1,909
Silver	400	297
Less: Refining charges	(38)	(25)
Total doré sales, net	2,045	2,181
Concentrate sales
Gold	4,565	5,541
Silver	3,761	6,081
Copper	2,114	2,380
Lead	3,395	3,847
Zinc	12,271	13,384
Less: Treatment and refining charges	(3,410)	(1,834)
Total concentrate sales, net	22,696	29,399
Realized/unrealized embedded derivative, net	1,837	571
Total sales, net	$26,578	$32,151

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds.

At March 31, 2019 and December 31, 2018, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2019			2018
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,888	$1,295	$2,445	1,888	$1,279	$2,415
Silver	79,795	$15.10	1,205	79,864	$15.30	1,222
Total holdings			$3,650			$3,637

5. Inventories, net

At March 31, 2019 and December 31, 2018, inventories, net consisted of the following:

	2019	2018
	(in thousands)
Stockpiles - underground mine	$2,705	$2,365
Stockpiles - open pit mine	1,516	414
Leach pad	4,065	376
Concentrates	1,485	1,231
Doré	1,510	1,289
Subtotal - product inventory	11,281	5,675
Materials and supplies (1)	9,183	8,667
Total	$20,464	$14,342

(1)	Net of reserve for obsolescence of $857.

6. Income Taxes

The Company recorded income tax expense of $1.1 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively.  In accordance with applicable accounting rules, the interim provision for by using the consolidated effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which we operate. Variations in the relative proportions of jurisdictional income could result in fluctuations to our consolidated effective tax rate. The Company’s losses in U.S. taxed at 21% and netted against the Company’s income in Mexico taxed at 37.5% has resulted in a consolidated effective tax rate above statutory rates.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends to foreign parent companies on all post-2013 earnings.  Dividends from earnings generated prior to 2014 were exempted from the new dividend withholding tax. The Company commenced distribution of post-2013 earnings from Mexico in 2018.  According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met.  Based on the Company’s review of these requirements, it estimates it will pay a 5% withholding tax on dividends received from Mexico in 2019.  The impact of the planned annual dividends for 2019 is reflected in the estimated annual effective tax rate.

As of March 31, 2019, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At March 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	2019	2018
	(in thousands)
Advances to suppliers	$256	$289
Prepaid insurance	729	1,179
Vendor deposits	237	236
IVA taxes receivable, net	1,065	538
Other current assets	320	208
Total	$2,607	$2,450

8. Property, Plant and Mine Development, net

At March 31, 2019 and December 31, 2018, property, plant and mine development, net consisted of the following:

	2019	2018
	(in thousands)
Asset retirement costs	$1,702	$1,240
Construction-in-progress (1)	34,897	34,335
Furniture and office equipment	1,893	1,861
Land	242	242
Light vehicles and other mobile equipment	2,496	2,508
Machinery and equipment	30,712	27,485
Mill facilities and infrastructure	17,236	11,712
Mineral interests and mineral rights	18,423	17,958
Mine development	71,426	69,487
Software and licenses	1,659	1,659
Subtotal (2) (3)	180,686	168,487
Accumulated depreciation and amortization	(61,069)	(57,245)
Total	$119,617	$111,242

(1)

Nevada construction-in-progress costs of $25.1 million and $21.6 million at March 31, 2019 and December 31, 2018, respectively.  Mexico construction-in-progress of $9.8 million and $12.7 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Includes $1.6 million of assets recorded under finance leases at March 31, 2019 and December 31, 2018. Please see Note 13 for additional information.
(3)	Includes accrued capital expenditures of $6.6 million and $4.3 million at March 31, 2019 and December 31, 2018, respectively.

During the second quarter of 2018, the Company commenced development and construction of the mine and processing facilities at its Isabella Pearl project.  Accordingly, the Company began capitalizing development and construction costs associated with Isabella Pearl.

The Company recorded depreciation and amortization expense of $3.6 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively.

9. Accrued Expenses and Other Current Liabilities

At March 31, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	2019	2018
	(in thousands)
Accrued insurance	$187	$364
Accrued royalty payments	1,467	1,432
Dividends payable	102	98
Other payables	133	136
Total	$1,889	$2,030

10. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2019 and year ended December 31, 2018:

	2019	2018
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,009	$2,005
Changes in estimate	-	-
Foreign currency exchange loss	30	4
Reclamation liabilities – balance at end of period	2,039	2,009

Asset retirement obligation – balance at beginning of period	1,289	941
Changes in estimate	462	271
Accretion expense	12	78
Foreign currency exchange loss	9	(1)
Asset retirement obligation – balance at end of period	1,772	1,289
Total period end balance	$3,811	$3,298

The Company’s reclamation and remediation liabilities are related to the Aguila project in Mexico.

The asset retirement obligations for the Company were discounted using a credit adjusted risk-free rate of 8%.  As of March 31, 2019, and December 31, 2018, the Company recorded an asset retirement obligation of $1.2 million and $0.8 million, respectively, related to the Isabella Pearl project. The Company’s Aguila project’s asset retirement obligation as of March 31, 2019 and December 31, 2018 was $0.6 million and $0.5 million, respectively.

11. Loans Payable

The Company has financed certain equipment purchases.  The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.08 million.  As of March 31, 2019, there is an outstanding balance of $2.3 million.  Scheduled minimum repayments are $0.6 million in 2019, $0.9 million in 2020, $0.7 million in 2021, and $0.1 million in 2022. One of the loan agreements is subject to a prepayment penalty, ranging from 1% to 2% of the outstanding loan balance at time of full repayment, depending on the time of repayment.  The fair value of the loans payable, based on Level 2 inputs, approximated book value at both March 31, 2019 and December 31, 2018. See Note 19 for the definition of a Level 2 input.

12. Commitments and Contingencies

The Company has a Contract Mining Agreement with a contract miner relating to mining activities at its Isabella Pearl project.  Included in this agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 13 for more information.   In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business.   These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term.  The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting.  Total estimated contractual payments remaining, excluding embedded lease payments, are $6.8 million and $8.7 million for the years ended December 31, 2019 and 2020, respectively.

As of March 31, 2019, the Company has equipment purchase commitments aggregating approximately $2.5 million.

13. Leases

Operating Leases

As discussed in Note 2 to the interim financial statements (see "Recent Accounting Pronouncements"), the Company adopted the new lease accounting standard on January 1, 2019.  Upon adoption, the Company recognized right-of-use assets and corresponding operating lease liabilities totaling $14.2 million.  The Company’s finance leases did not change from December 31, 2018.

The Company leases office equipment and administrative offices from third parties as well as an administrative office from a related party.  In addition, the Company has an embedded lease in its Contract Mining Agreement.  Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases as incurred over the lease term.  For leases beginning in 2019 and later, the Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).

Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to two years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.  The weighted average remaining lease term for the Company’s operating leases as of March 31, 2019 is 1.62 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of March 31, 2019 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

Most of the Company’s leases have a standard payment schedule; however, the payments for its mining equipment embedded lease are determined by tonnage hauled.  This lease is within a Contract Mining Agreement entered into for the mining activities of the Company’s Isabella Pearl project.  The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended March 31, 2019, the Company capitalized variable lease costs of $0.8 million to Inventory and $0.8 million to Property, plant, and mine development as the Isabella Pearl project is in the development stage as of March 31, 2019.

The components of all other lease cost recognized within the Company’s Condensed Consolidated Statements of Operations are as follows:

		Three months ended March 31,
Lease Cost Type	Condensed Consolidated Statements of Operation Location	2019
		(in thousands)
Operating lease cost	General and administrative expenses	$20
Operating lease cost	Production costs	19
Related party lease cost	General and administrative expenses	11
Short-term lease cost	Production costs	191

Maturities of operating lease liabilities as of March 31, 2019 are as follows (in thousands):

Year Ending December 31:
2019	$6,205
2020	6,813
2021	151
2022	13
Thereafter	-
Total lease payments	13,182
Less imputed interest	(498)
Present value of minimum payments	12,684
Less: current portion	(7,868)
Present value of minimum payments	$4,816

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018 and under legacy lease accounting (ASC 840), future minimum lease payments, including both the future minimum lease payments and the other non-lease element payments for the Contract Mining Agreement, as of December 31, 2018 are as follows (in thousands):

Year Ending December 31:
2019	$16,259
2020	14,839
2021	72
2022	-
Thereafter	-
Total lease payments	$31,170

Finance Leases

The Company has finance lease agreements for certain equipment.  The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million.  The weighted average discount rate for the Company’s finance leases is 5.87%.   Scheduled minimum annual payments as of March 31, 2019 are as follows (in thousands):

Year Ending December 31:
2019	$353
2020	470
2021	406
2022	-
Thereafter	-
Total minimum obligations	1,229
Less: interest portion	(87)
Present value of minimum payments	1,142
Less: current portion	(418)
Present value of minimum payments	$724

Scheduled minimum annual payments as of December 31, 2018 were as follows (in thousands):

Year Ending December 31:
2019	$470
2020	470
2021	406
2022	-
Thereafter	-
Total minimum obligations	1,346
Less: interest portion	(103)
Present value of minimum payments	1,243
Less: current portion	(412)
Present value of minimum payments	$831

The weighted average remaining lease term for the Company’s finance leases as of March 31, 2019 is 2.63 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the three months ended March 31, 2019:

Three months ended March 31,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$798
Operating cash flows from finance leases	93
Investing cash flows from operating lease	846
Financing cash flows from finance leases	17

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

The following table summarizes the Company’s unsettled sales contracts as of March 31, 2019 with the quantities of metals under contract subject to final pricing occurring through May 2019:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	5,075	270,768	378	1,880	4,857
Average forward price (per ounce or tonne)	$1,281	$15.21	$6,299	$2,033	$2,707

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

During the three months ended March 31, 2019 and 2018, a total of 14,804 and 14,964 restricted stock units (“RSUs”) vested, respectively, and shares were issued with an intrinsic and a fair value of $0.1 million.

During the three months ended March 31, 2019, stock options to purchase an aggregate of 274,750 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.95 per share. Of that amount, 250,000 of the options were exercised on a net exercise basis, resulting in 44,698 shares being delivered.  The remaining 24,750 options were exercised for cash.

During the three months ended March 31, 2018, stock options to purchase an aggregate of 1,000,000 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.40 per share.  Of that amount, 945,000 of the options were exercised on a net exercise basis, resulting in 244,345 shares being delivered.  The remaining 55,000 options were exercised for cash.

Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Stock options	$211	$174
Restricted stock units	125	62
Total	$336	$236

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Production costs	$29	$(8)
General and administrative expenses	317	223
Exploration expense	(10)	21
Total	$336	$236

The Company sponsors a short-term incentive plan for its executive officers that provides the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of March 31, 2019, nil has been accrued related to the STIP.

16. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”).  The ATM Agreement will remain in full force and effect until the earlier of April 3, 2021, or the date that the ATM Agreement is terminated in accordance with the terms therein. An aggregate of 2,537,130 shares of the Company’s common stock were sold through the ATM Agreement during the three months ended March 31, 2019, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $10.8 million.

During the three months ended March 31, 2019, the Company issued 25,000 shares of its common stock as payment for a 1-year investor relations agreement with a third-party.

During the three months ended March 31, 2019 and 2018, the Company declared and paid dividends of $0.005 per common share.

17. Other Expense, net

Other expense, net, consisted of the following:

	Three months ended March 31,
	2019	2018
	(in thousands)
Unrealized currency exchange gain	$(127)	$(1,026)
Realized currency exchange loss	151	1,324
Unrealized gain from gold and silver rounds/bullion, net (1)	(17)	(18)
Loss on disposal of fixed assets	-	5
Other expense (income)	18	(7)
Total	$25	$278

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.6 million and 3.1 million shares of common stock at weighted average exercise prices of $10.48 and $11.41 were outstanding at March 31, 2019 and 2018, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net (loss) income per common share is calculated as follows:

	Three months ended March 31,
	2019	2018
Net income (in thousands)	$882	$5,457
Basic weighted average shares of common stock outstanding	60,672,133	57,120,077
Dilutive effect of share-based awards	469,955	791,222
Diluted weighted average common shares outstanding	61,142,088	57,911,299
Net income per share:
Basic	$0.01	$0.10
Diluted	$0.01	$0.09

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	2019	2018	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$8,527	$7,762	Level 1
Gold and silver rounds/bullion	3,650	3,637	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	4,515	1,744	Level 2
	$16,692	$13,143

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 4 for additional information.

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of allowance for doubtful accounts of $1.4 million. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At March 31, 2019 and December 31, 2018, the Company had an unrealized gain of $0.9 million and an unrealized loss of $0.1 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets related to mark-to-market adjustments.  Please see Note 14 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended March 31,
	2019	2018	Statement of Operations Classification
	(in thousands)
Realized/unrealized derivative gain	$1,837	$571	Sales, net
Gold and silver rounds/bullion gain	$15	$16	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended March 31, 2019
Realized gain (loss)	$124	$60	$14	$15	$598	$811
Unrealized (loss) gain	(23)	(2)	153	(3)	901	1,026
Total realized/unrealized derivatives, net	$101	$58	$167	$12	$1,499	$1,837

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended March 31, 2018
Realized gain (loss)	$14	$(53)	$53	$(5)	$991	$1,000
Unrealized gain (loss)	100	149	(100)	(23)	(555)	(429)
Total realized/unrealized derivatives, net	$114	$96	$(47)	$(28)	$436	$571

20. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)
Unrealized gain on gold and silver rounds/bullion	$(17)	$(18)
Unrealized foreign currency exchange gain	(127)	(1,026)
Loss on disposition of fixed assets	-	5
Other	16	133
Total other operating adjustments	$(128)	$(906)

21. Segment Reporting

The Company has organized its operations into two geographic regions. The geographic regions include Oaxaca, Mexico and Nevada, U.S.A. and represent the Company’s operating segments. Inter-company revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.  The Company’s business activities that are not considered operating segments are included in Corporate and Other.

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended March 31, 2019
Revenue	$26,578	$-	$-	$26,578
Exploration expense	1,068	383	(1)	1,450
Net income (loss)	3,396	(419)	(2,095)	882
Capital expenditures (1)	4,682	7,199	-	11,881

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended March 31, 2018
Revenue	$32,151	$-	$-	$32,151
Exploration expense	496	651	38	1,185
Net income (loss)	8,588	(708)	(2,423)	5,457
Capital expenditures (2)	5,872	1,267	-	7,139

(1)	Includes an increase in accrued capital expenditures of $2,303 and non-cash additions of $792; consolidated capital expenditures on a cash basis were $8,786.
(2)	Includes a decrease in accrued capital expenditures of $193; consolidated capital expenditures on a cash basis were $7,332.

Total asset balances, excluding intercompany balances at March 31, 2019 and December 31, 2018 are as follows:

	2019	2018
	(in thousands)
Mexico	$97,754	$91,590
Nevada	71,011	46,677
Corporate and Other	12,398	12,064
Consolidated	$181,163	$150,331

22. Subsequent Events

Subsequent to March 31, 2019, the Company sold 1,129,787 shares under its ATM agreement for net proceeds of $4.1 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2019 and compares those results to the three months ended March 31, 2018. It also analyzes our financial condition at March 31, 2019 and compares it to our financial condition at December 31, 2018. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2018 contained in our annual report on Form 10-K for the year ended December 31, 2018.

The discussion also presents certain financial measures that are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“non-GAAP”) but which are important to management in its evaluation of our operating results and are used by management to compare our performance with what we perceive to be peer group mining companies and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion below under Non-GAAP Measures.

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Highlights

Highlights for the first quarter of 2019 are summarized below and discussed further in our Management’s Discussion and Analysis:

•	Our sales were $26.6 million;
•	Our cash balance was $8.5 million at March 31, 2019;
•	We made dividend distributions of $0.3 million, or $0.005 per share for quarter;
•	Total cash cost after by-product credits per precious metal gold equivalent ounce sold was $340*;
•	We began initial stages of gold processing at Isabella Pearl with the application of solution on the leach pad.

*  Non-GAAP Measure.  Please see Non-GAAP Measures below for additional information.

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila and Alta Gracia projects within our Oaxaca Mining Unit and on the construction and development and near-term production from the mine and processing facilities at our Isabella Pearl project within our Nevada Mining Unit. Our processing facilities at the Aguila project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc, and from the Mirador underground mine, which contains gold and silver. Additionally, we are focused on the exploration and evaluation of our other properties at both our Oaxaca Mining Unit and our Nevada Mining Unit.

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

Oaxaca Mining Unit, Mexico

The Aguila project: Our mine activities during the first quarter of 2019 continued to focus on development and ore extraction from the Arista and Switchback vein systems.  Exploration activities during the quarter continued to focus on underground exploration drilling at the Switchback vein system in the Arista Mine.  The Switchback drilling program targeted further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization.  The Switchback vein system remains open on strike and vertical extent.  Eight underground diamond drill holes totaling 4,069 meters were completed at the Aguila project during the first quarter of 2019.

Alta Gracia project:  Mirador Mine development and access to previously identified mineralization continued during the first quarter of 2019.  Development during the quarter included completion of a new crosscut to the wide, high-grade ore shoot discovered on the Independencia vein during 2018 exploration.  A second access portal into this vein system, called the Independencia portal, crosscut the vein system approximately 500 meters southwest of the Mirador Portal.  The Company is trucking and processing this ore at the Aguila mill.  Analysis of underground mine sampling and surface drill exploration generated additional targets for future surface drilling.  In addition, a geochemical soil sampling program was initiated on the western extension of the Independencia vein.

Nevada Mining Unit, U.S.A.

Isabella Pearl project: Construction of the mine and processing facilities at our Isabella Pearl project continued during the first quarter of 2019.  As of March 31, 2019, we have substantially completed the construction of the mine facilities, with the exception of the ADR plant completion, which is scheduled during the second quarter.  During the quarter, we continued mining and placing run of mine ore on the heap leach pad and started placement of crushed ore onto the pad with the newly commissioned grasshopper and radial stacker system.  We began applying and circulating leach solution to three panels of the ore on the heap leach pad for gold dissolution and gold recovery to carbon.  Subsequent to March 31, 2019, we shipped gold loaded carbon to be processed into doré and sold our first gold from the Isabella Pearl project, thereby beating our stated goal to produce gold within 12 months from project breaking ground, which was June 2018.

Exploration work during the first quarter included targeted expansion of the Isabella Pearl open pit deposit including 32 drill holes totaling 1,507 meters on the Pearl and Civit Cat North targets.  In addition, surface geological and alteration mapping and rock chip sampling was initiated on the historic mining area at Civit Cat West target. This area is targeted for surface drilling in the future.

East Camp Douglas property:  During the first quarter of 2019, we continued surface mapping, rock chip sampling and collection of samples for spectral analysis in the Cerro Duro mine area on the East Camp Douglas property.  Exploration activities also included analysis and three-dimensional modeling of the historic mine workings and drilling in the Cerro Duro mine area.  The Cerro Duro mine and lithocap areas continue to be evaluated for surface drill targeting in the future.

Results of Operations

The following table summarizes our consolidated results of operations:

	Three months ended March 31,
	2019	2018
	(in thousands)
Sales, net	$26,578	$32,151
Mine gross profit	5,439	12,920
General and administrative expenses	2,011	2,354
Exploration expenses	1,450	1,185
Other expense	25	278
Income before income taxes	1,953	9,103
Provision for income taxes	1,071	3,646
Net income	$882	$5,457

Oaxaca Mining Unit

Sales, net

Net sales of $26.6 million for the first quarter of 2019 decreased by $5.6 million, or 17%, when compared to the same period in 2018. The decrease was primarily a result of higher concentrate treatment charges, lower precious metal sales volumes and lower average realized base metals prices partially offset by higher base metal volume sold.  For the three months ended March 31, 2019, base metals prices decreased from the same period in 2018 as follows: copper by 12% to $6,291 per tonne, lead by 20% to $2,063 per tonne, and zinc by 25% to $2,856 per tonne.

Please see the Sales Statistics table below for additional information regarding our mineral sales statistics.

Production

Gold and silver production for the first quarter of 2019 totaled 6,538 ounces and 364,653 ounces, respectively, compared to 6,647 and 425,884 ounces over the same period in 2018.  The overall decrease in precious metal production was due to the expected lower grade ore, which was mostly offset by increased average milled tonnage of 1,917 tonnes per day or 17% increase when compared to the same period in 2018.  The additional mill throughput was for the most part a result of minor improvements to the Arista mill grinding capacity.

During the first quarter of 2019, the Arista Mine accounted for 91% of the production tonnage followed by the Aguila open pit and Mirador Mine with 7% and 2%, respectively. Near the end of the quarter, development of the Independencia Vein at the Mirador Mine reached the targeted ore zone, increasing silver production in the agitated leach process plant.

On a precious metal gold equivalent basis, our mill production totaled 10,825 ounces for the first quarter of 2019, compared to 11,909 ounces for the same period of 2018. See the Production Statistics table below for additional information regarding our mineral production statistics.

During the three months ended March 31, 2019, we sold 4,758 gold ounces and 268,189 silver ounces at a total cash cost after by-product credits per precious metal gold equivalent ounce of $340, a significant increase from a cash credit of $316 in the same period in 2018.  The increase was a result of lower by-product credits from the sale of base metals and lower gold equivalent ounces from silver. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended March 31,
	2019	2018
Arista Mine
Milled
Tonnes Milled	150,061	130,789
Grade
Average Gold Grade (g/t)	1.51	1.92
Average Silver Grade (g/t)	74	106
Average Copper Grade (%)	0.36	0.39
Average Lead Grade (%)	1.87	1.63
Average Zinc Grade (%)	4.67	4.41
Aguila Open Pit Mine
Milled
Tonnes Milled	11,464	5,108
Grade
Average Gold Grade (g/t)	2.11	2.16
Average Silver Grade (g/t)	43	45
Mirador Mine
Milled
Tonnes Milled	4,113	3,192
Grade
Average Gold Grade (g/t)	1.26	1.16
Average Silver Grade (g/t)	226	182
Combined
Tonnes milled	165,638	139,089
Tonnes Milled per Day (1)	1,917	1,636
Metal production (before payable metal deductions) (2)
Gold (ozs.)	6,538	6,647
Silver (ozs.)	364,653	425,884
Copper (tonnes)	433	385
Lead (tonnes)	2,153	1,615
Zinc (tonnes)	5,838	4,793
Precious metal gold equivalent ounces produced (mill production) (2)
Gold Ounces	6,538	6,647
Gold Equivalent Ounces from Silver	4,287	5,262
Total Precious Metal Gold Equivalent Ounces	10,825	11,909

(1)	Based on actual days the mill operated during the period.
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

The following Sales Statistics table summarizes certain information about our combined Oaxaca Mining Unit operations for the periods indicated:

	Three months ended March 31,
	2019	2018

Metal sold
Gold (ozs.)	4,758	5,563
Silver (ozs.)	268,189	381,366
Copper (tonnes)	338	340
Lead (tonnes)	1,653	1,493
Zinc (tonnes)	4,506	3,778
Average metal prices realized (1)
Gold ($ per oz.)	1,339	1,342
Silver ($ per oz.)	15.74	16.58
Copper ($ per tonne)	6,291	7,156
Lead ($ per tonne)	2,063	2,573
Zinc ($ per tonne)	2,856	3,805
Precious metal gold equivalent ounces sold
Gold Ounces	4,758	5,563
Gold Equivalent Ounces from Silver	3,153	4,712
Total Precious Metal Gold Equivalent Ounces	7,911	10,275
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (2)	$2,667	$1,694
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2) (3)	$340	$(316)
Total all-in sustaining cost per precious metal gold equivalent ounce sold (2)	$834	$347

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

Consolidated Other Financial Results

Mine gross profit. For the three months ended March 31, 2019, mine gross profit decreased by $7.5 million or 58%, compared to the same period in 2018. The decrease was primarily due to higher concentrate treatment charges as compared to 2018, lower metals sales in the 2019 period, and higher production costs as a result of increased mining and mill throughput.

General and administrative expenses. For the three ended March 31, 2019, general and administrative expenses totaled $2.0 million, as compared to $2.4 million for the same period in 2018.  The decrease in general and administrative expenses for the three months ended March 31, 2019 was primarily due to lower legal and accounting fees.

Exploration expenses. For the three months ended March 31, 2019, exploration expenses increased $0.3 million to $1.5 million as a result of increased drilling in our Oaxaca Mining Unit.

Other expense.  For the three months ended March 31, 2019, we recorded other expense of $0.03 million as compared to other expense of $0.3 million for the same period in 2018. The decrease was a result of less currency exchange losses due to changes in the Mexican Peso exchange rate.  Please see Note 17 to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.  For the three months ended March 31, 2019, our provision for income taxes was $1.1 million, as compared to $3.6 million for the three months ended March 31, 2018. The decrease in 2019 is commensurate with our decrease in income before income taxes as compared to 2018. Please see Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net income.  For the three months ended March 31, 2019, we recorded net income of $0.9 million as compared to net income of $5.5 million for the corresponding period in 2018.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2019	2018
	(in thousands)
Total cash cost after by-product credits	$2,691	$(3,248)
Treatment and refining charges	(3,448)	(1,859)
By-product credits	18,407	20,650
Depreciation and amortization	3,444	3,492
Reclamation and remediation	16	204
Share-based compensation allocated to production costs	29	(8)
Total mine cost of sales	$21,139	$19,231

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC to AIC:

	Three months ended March 31,
	2019	2018
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$21,098	$17,402
By-product credits (2)	(18,407)	(20,650)
Total cash cost after by-product credits	2,691	(3,248)
Sustaining capital expenditures	3,080	6,064
Sustaining general and administrative expenses	825	744
Total all-in sustaining cost	$6,596	$3,560

Precious metal gold equivalent ounces sold (3)	7,911	10,275

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$2,667	$1,694
By-product credits per precious metal gold equivalent ounce sold	(2,327)	(2,010)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	340	(316)
Other sustaining expenditures per precious metal gold equivalent ounce sold	494	663
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$834	$347

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarize our by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended March 31,
	2019	2018
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,128	$2,433
Lead sales	3,410	3,842
Zinc sales	12,869	14,375
Total sales from by-products (1)	$18,407	$20,650

(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 19 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended March 31,
	2019	2018
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$269	$237
Lead sales	431	374
Zinc sales	1,627	1,399
Total by-product credits per precious metal gold ounces sold	$2,327	$2,010

Liquidity and Capital Resources

As of March 31, 2019, we had working capital of $10.5 million, consisting of current assets of $41.7 million and current liabilities of $31.2 million. This represents a decrease of $3.0 million from the working capital balance of $13.5 million at December 31, 2018. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.

Cash and cash equivalents increased $0.8 million to $8.5 million during the first three months of 2019.

Net cash used in operating activities for the three months ended March 31, 2019 was $0.6 million compared to net cash provided of $14.0 million for the same period in 2018. The $14.6 million change is primarily due to a decrease in net income and changes in operating assets and liabilities. During the quarter, inventories at Isabella Pearl increased by $4.9 million.

Net cash used in investing activities of $8.8 million increased $1.5 million for the first three months of 2019 compared to the same period in 2018 due to the development and construction of our Isabella Pearl project.

Net cash provided by financing activities for the three months ended March 31, 2019 was $10.3 million compared to a net cash use of $0.3 million for same period in 2018 due proceeds from the sale of our common shares under the ATM agreement.  During the quarter, we sold 2,537,130 shares of common stock for net proceeds of $10.8 million under the ATM Agreement, as disclosed in our 2018 Form 10-K as a subsequent event.

Subsequent to March 31, 2019, we sold 1,129,787 common shares under the ATM Agreement for total net proceeds of $4.1 million through May 6, 2019 to fund the inventory build-up and completion of construction and plant commissioning of Isabella Pearl.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

There have been no material changes in our off-balance sheet arrangements since December 31, 2018.  Refer to Part II, Item 7 in our annual report on Form 10-K, for the year ended December 31, 2018, for information regarding our off-balance sheet arrangements.

Contractual Obligations

The following table presents a summary of our contractual obligations at March 31, 2019, except short-term purchase order commitments arising in the ordinary course of business:

	Payments due by Period
	Total	2019	2020	2021	2022	2023 and Thereafter
	(in thousands)
Loan payable	$2,284	$623	$879	$665	$87	$30
Finance lease obligation	1,142	312	436	394	-	-
Interest on loan payable	123	58	49	14	2	-
Interest on finance lease obligation	87	41	35	9	2	-
Operating lease obligations	13,182	6,205	6,813	151	13	-
Contract Mining Agreement(1)	15,530	6,843	8,687	-	-	-
Equipment purchase commitments	2,467	2,467	-	-	-	-
	$34,815	$16,549	$16,899	$1,233	$104	$30

(1)

We signed a 24-month Contract Mining Agreement with a contract miner on November 14, 2018 to conduct mining activities at our Isabella Pearl project.  We will be paying the contract miner operational costs in the normal course of business.  These costs represent the remaining future minimum payments for operating costs for the Contract Mining Agreement over the initial 24 months of the agreement.  The future minimum payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting.

Critical Accounting Estimates

Leases - Effective January 1, 2019, we adopted ASC Topic 842, Leases. ASC Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. As we elected the cumulative-effect adoption method, prior-period information has not been restated. The most significant effects of the standard on our Consolidated Financial Statements are (1) the recognition of new right-of-use assets and lease liabilities on our Consolidated Balance Sheet for our operating leases, and (2) significant new disclosures about our leasing activities (see Note 13 to the unaudited Consolidated Financial Statements in Part 1, Item1). On January 1, 2019, we recognized operating lease liabilities and right-of-use assets of $14.2 million based on the present value of the remaining lease payments over the lease term. The adoption did not result in a cumulative-effect adjustment to retained earnings. The new standard did not have a material impact on our results of operations or cash flows.

There have been no other changes in our critical accounting estimates since December 31, 2018.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

•	statements about our future exploration, permitting, production, development, and plans for development of our properties;

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2018, and the following:

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

We undertake no responsibility or obligation to update publicly these forward-looking statements but may do so in the future in written or oral statements. Investors should take note of any future statements made by us or on our behalf.

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

Commodity Price Risk

The results of our operations depend in large part upon the market prices of gold and silver, and base metal prices of copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the stability of exchange rates, the world supply of and demand for gold, silver and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

In addition to adversely affecting our reserve estimates, results of operations and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur some costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus adversely affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms.  These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement.  Changes in the prices of metals between the shipment and final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment. Please see Note 14 in the Condensed Consolidated Financial Statements for additional information.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures - During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting – Beginning January 1, 2019, we implemented ASC Topic 842, Leases. Although the adoption of the new accounting standard did not have a material impact on our Condensed Consolidated Statement of Operations or Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2019, we did implement changes to our internal controls related to the implementation of the lease accounting standard. These changes included performing a comprehensive lease scoping analysis to identify, disaggregate and evaluate each of our lease categories to calculate ROU assets and lease liabilities values for our leases. There were no changes that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  Unregistered sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities – During the first quarter of 2019, we issued 25,000 unregistered common shares as a payment for an investor relations service agreement with a third-party.

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

10.12

Amendment No. 2 to Office Lease between the Company and Lincoln ASB Colorado Center LLC dated January 24, 2019 (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2018, Exhibit 10.12, File No. 001-34857).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: May 7, 2019		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: May 7, 2019		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer