Form 10-Q
period 2019-06-30
GOLD RESOURCE CORP
filed 2019-08-06
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  65,585,271 shares of common stock outstanding as of August 5, 2019.

GOLD RESOURCE CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,939	$7,762
Gold and silver rounds/bullion	3,874	3,637
Accounts receivable	5,630	1,744
Inventories, net	26,531	14,342
Prepaid taxes	3,342	1,126
Prepaid expenses and other current assets	3,786	2,745
Total current assets	51,102	31,356
Property, plant and mine development, net	120,154	111,242
Operating lease assets, net	11,043	-
Deferred tax assets, net	6,284	7,372
Other non-current assets	3,144	361
Total assets	$191,727	$150,331
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,149	$12,429
Loans payable, current	862	765
Finance lease liabilities, current	434	412
Operating lease liabilities, current	8,207	-
Mining royalty taxes payable, net	849	1,926
Accrued expenses and other current liabilities	2,909	2,030
Total current liabilities	30,410	17,562
Reclamation and remediation liabilities	4,055	3,298
Loans payable, long-term	1,226	1,378
Finance lease liabilities, long-term	661	831
Operating lease liabilities, long-term	2,842	-
Total liabilities	39,194	23,069
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
64,811,555 and 58,850,431 shares outstanding at June 30, 2019 and December 31, 2018, respectively	128	69
Additional paid-in capital	144,750	121,592
Retained earnings	14,710	12,656
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	152,533	127,262
Total liabilities and shareholders' equity	$191,727	$150,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Sales, net	$29,374	$30,768	$55,952	$62,919
Mine cost of sales:
Production costs	18,599	17,579	36,278	33,114
Depreciation and amortization	4,243	3,579	7,687	7,072
Reclamation and remediation	41	89	57	292
Total mine cost of sales	22,883	21,247	44,022	40,478
Mine gross profit	6,491	9,521	11,930	22,441
Costs and expenses:
General and administrative expenses	2,708	2,225	4,719	4,579
Exploration expenses	631	1,251	2,081	2,436
Other (income) expense, net	(107)	510	(82)	788
Total costs and expenses	3,232	3,986	6,718	7,803
Income before income taxes	3,259	5,535	5,212	14,638
Provision for income taxes	1,461	1,781	2,532	5,427
Net income	$1,798	$3,754	$2,680	$9,211
Net income per common share:
Basic	$0.03	$0.07	$0.04	$0.16
Diluted	$0.03	$0.06	$0.04	$0.16
Weighted average shares outstanding:
Basic	62,778,445	57,315,472	61,729,871	57,218,389
Diluted	63,066,616	58,314,123	62,079,859	58,153,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Three Months Ended June 30, 2019 and 2018
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, March 31, 2018 (unaudited)	57,567,191	$57	$115,007	$9,691	$(5,884)	$(1,171)	$117,700
Stock-based compensation	-	-	249	-	-	-	249
Net stock options exercised	361,259	1	879	-	-	-	880
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Dividends declared	-	-	-	(288)	-	-	(288)
Net income	-	-	-	3,754	-	-	3,754
Balance, June 30, 2018 (unaudited)	57,928,450	$58	$116,135	$13,157	$(5,884)	$(1,171)	$122,295

Balance, March 31, 2019 (unaudited)	61,833,211	$95	$132,903	$13,231	$(5,884)	$(1,171)	$139,174
Share-based compensation	-	-	878	-	-	-	878
Net stock options exercised	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Dividends declared	-	-	-	(319)	-	-	(319)
Issuance of stock, net of issuance costs	3,314,742	33	10,969	-	-	-	11,002
Net income	-	-	-	1,798	-	-	1,798
Balance, June 30, 2019 (unaudited)	65,147,953	$128	$144,750	$14,710	$(5,884)	$(1,171)	$152,533

	Six Months Ended June 30, 2019 and 2018
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Stock-based compensation	-	-	485	-	-	-	485
Net stock options exercised	660,604	1	1,066	-	-	-	1,067
Common stock issued for vested restricted stock units	14,964	-	-	-	-	-	-
Dividends declared	-	-	-	(574)	-	-	(574)
Net income	-	-	-	9,211	-	-	9,211
Balance, June 30, 2018 (unaudited)	57,928,450	$58	$116,135	$13,157	$(5,884)	$(1,171)	$122,295

Balance, December 31, 2018	59,186,829	$69	$121,592	$12,656	$(5,884)	$(1,171)	$127,262
Share-based compensation	-	-	1,214	-	-	-	1,214
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	14,804	-	-	-	-	-	-
Dividends declared	-	-	-	(626)	-	-	(626)
Issuance of stock, net of issuance costs	5,876,872	58	21,847	-	-	-	21,905
Net income	-	-	-	2,680	-	-	2,680
Balance, June 30, 2019 (unaudited)	65,147,953	$128	$144,750	$14,710	$(5,884)	$(1,171)	$152,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,680	$9,211
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	1,275	(1,134)
Depreciation and amortization	7,921	7,386
Stock-based compensation	1,214	485
Other operating adjustments	(293)	364
Changes in operating assets and liabilities:
Accounts receivable	(3,886)	1,157
Inventories	(8,744)	(897)
Prepaid expenses and other current assets	97	7
Other non-current assets	(2,012)	134
Accounts payable and other accrued liabilities	6,183	4,564
Mining royalty and income taxes payable, net	(3,328)	(1,815)
Net cash provided by operating activities	1,107	19,462

Cash flows from investing activities:
Capital expenditures	(21,438)	(15,108)
Other investing activities	1	4
Net cash used in investing activities	(21,437)	(15,104)

Cash flows from financing activities:
Proceeds from the exercise of stock options	98	1,124
Proceeds from issuance of stock	21,807	-
Dividends paid	(617)	(571)
Repayment of loan payable	(385)	(281)
Repayment of finance leases	(204)	(189)
Net cash provided by financing activities	20,699	83

Effect of exchange rate changes on cash and cash equivalents	(192)	(186)
Net increase in cash and cash equivalents	177	4,255
Cash and cash equivalents at beginning of period	7,762	22,390
Cash and cash equivalents at end of period	$7,939	$26,645

Supplemental Cash Flow Information
Interest expense paid	$79	$94
Income and mining taxes paid	$2,897	$6,298
Non-cash investing activities:
Change in accrued capital expenditures	$(1,214)	$918
Change in estimate for asset retirement cost	$638	$-
Equipment purchased through loan payable	$330	$-
Equipment purchased under finance leases	$56	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June  30, 2019

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

Certain items in the prior period’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2016-02—Leases (Topic 842). In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Reporting entities are also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

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

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2018-07—Compensation — Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”). In June 2018, the FASB issued new guidance regarding accounting for stock compensation.  The new guidance expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods or services from non-employees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods or services to be used or consumed in its operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for public entities beginning December 1, 2019, with early adoption permitted, but no earlier than the adoption of ASC 606. The Company does not expect the adoption of this guidance to have a  material impact on its consolidated financial statements.

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

3. Revenue

The Company derives its revenue from the sale of doré and concentrates.  The following table presents the Company’s net sales for each period presented, disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Doré sales
Gold	$3,110	$1,722	$4,793	$3,631
Silver	651	472	1,051	769
Less: Refining charges	(61)	(38)	(99)	(63)
Total doré sales, net	3,700	2,156	5,745	4,337
Concentrate sales
Gold	6,740	5,396	11,305	10,937
Silver	5,542	8,803	9,303	14,884
Copper	2,621	2,638	4,735	5,018
Lead	3,999	3,498	7,394	7,345
Zinc	10,852	11,841	23,123	25,225
Less: Treatment and refining charges	(3,608)	(1,261)	(7,018)	(3,095)
Total concentrate sales, net	26,146	30,915	48,842	60,314
Realized/unrealized embedded derivative, net	(472)	(2,303)	1,365	(1,732)
Total sales, net	$29,374	$30,768	$55,952	$62,919

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds.

At June  30, 2019 and December 31, 2018, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2019			2018
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,888	$1,409	$2,660	1,888	$1,279	$2,415
Silver	79,738	$15.22	1,214	79,864	$15.30	1,222
Total holdings			$3,874			$3,637

5. Inventories, net

At June 30, 2019 and December 31, 2018, inventories, net consisted of the following:

	2019	2018
	(in thousands)
Stockpiles - underground mine	$1,934	$2,365
Stockpiles - open pit mine	2,785	414
Leach pad	8,724	376
Concentrates	2,539	1,231
Doré	2,081	1,289
Subtotal - product inventories	18,063	5,675
Materials and supplies (1)	8,468	8,667
Total	$26,531	$14,342

(1)	Net of reserve for obsolescence of $857.

In addition to the inventory above, as of June 30, 2019, the Company has $2.8 million of low-grade ore stockpile inventory included in other non-current assets on the accompanying Consolidated Balance Sheet.

6. Income Taxes

The Company recorded income tax expense of $1.5 million and $2.5 million for the three and six months ended June 30, 2019, respectively.  For the three and six months ended June 30, 2018, the Company recorded income tax expense of $1.8 million and $5.4 million, respectively.  In accordance with applicable accounting rules, the interim provision for taxes was calculated by using the consolidated effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. The Company’s losses in the U.S. are taxed at 21% which is then netted against the Company’s income in Mexico which is taxed at 37.5%  (30% income tax and 7.5% mining tax) which has resulted in a consolidated effective tax rate above statutory rates.

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

As of June 30, 2019, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At June  30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	2019	2018
	(in thousands)
Advances to suppliers	$188	$289
Prepaid insurance	1,529	1,179
Vendor deposits	188	236
IVA taxes receivable, net	1,098	538
Prepaid royalties	410	295
Other current assets	373	208
Total	$3,786	$2,745

8. Property, Plant and Mine Development, net

At June  30, 2019 and December 31, 2018, property, plant and mine development, net consisted of the following:

	2019	2018
	(in thousands)
Asset retirement costs	$1,878	$1,240
Construction-in-progress (1)	22,028	34,335
Furniture and office equipment	1,976	1,861
Leach pad and ponds	5,621	-
Land	242	242
Light vehicles and other mobile equipment	2,569	2,508
Machinery and equipment	32,379	27,485
Mill facilities and infrastructure	19,252	11,712
Mineral interests and mineral rights	18,195	17,958
Mine development	84,737	69,487
Software and licenses	1,659	1,659
Subtotal (2) (3)	190,536	168,487
Accumulated depreciation and amortization	(70,382)	(57,245)
Total	$120,154	$111,242

(1)

Nevada construction-in-progress costs of $10.1 million and $21.6 million at June 30, 2019 and December 31, 2018, respectively.  Mexico construction-in-progress of $11.9 million and $12.7 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Includes $1.8 million and $1.6 million of assets recorded under finance leases at June 30, 2019 and December 31, 2018, respectively. Please see Note 13 for additional information.
(3)	Includes accrued capital expenditures of $3.1 million and $4.3 million at June 30, 2019 and December 31, 2018, respectively.

The Company recorded depreciation and amortization expense of $4.3 million and $7.9 million for the three and six months ended June 30, 2019, respectively.  For the three and six months ended June 30, 2018, the Company recorded $3.7 million and $7.4 million, respectively.

9. Accrued Expenses and Other Current Liabilities

At June  30, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	2019	2018
	(in thousands)
Accrued insurance	$751	$364
Accrued royalty payments	1,981	1,432
Dividends payable	107	98
Other payables	70	136
Total	$2,909	$2,030

10. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2019 and year ended December 31, 2018:

	2019	2018
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,009	$2,005
Changes in estimate	-	-
Foreign currency exchange loss	53	4
Reclamation liabilities – balance at end of period	2,062	2,009

Asset retirement obligation – balance at beginning of period	1,289	941
Changes in estimate	638	271
Accretion expense	50	78
Foreign currency exchange loss	16	(1)
Asset retirement obligation – balance at end of period	1,993	1,289
Total period end balance	$4,055	$3,298

The Company’s reclamation and remediation liabilities are related to the Aguila project in Mexico.

The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.  As of June 30, 2019 and December 31, 2018, the Company recorded an asset retirement obligation of $1.4 million and $0.8 million, respectively, related to the Isabella Pearl project. As of June 30, 2019 and December 31, 2018, the Company’s asset retirement obligation related to the Aguila project in Mexico was $0.6 million and $0.5 million, respectively.

11. Loans Payable

The Company has financed certain equipment purchases.  The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.08 million.  As of June 30, 2019 and December 31, 2018, there was an outstanding balance of $2.1 million and $2.1 million, respectively.  Scheduled minimum repayments are $0.4 million in 2019, $0.9 million in 2020, $0.7 million in 2021, and $0.1 million in 2022. One of the loan agreements is subject to a prepayment penalty, ranging from 1% to 2% of the outstanding loan balance at time of full repayment, depending on the time of repayment.  The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both June 30, 2019 and December 31, 2018. See Note 19 for the definition of a Level 2 input.

12. Commitments and Contingencies

The Company has a Contract Mining Agreement with a contract miner relating to mining activities at its Isabella Pearl project.  Included in this agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 13 for more information.   In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business.   These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term.  The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting.  As of June 30, 2019, total estimated contractual payments remaining, excluding embedded lease payments, are $4.7 million and $8.7 million for the years ended December 31, 2019 and 2020, respectively.

As of June 30, 2019, the Company has equipment purchase commitments aggregating approximately $2.0 million.

13. Leases

Operating Leases

As discussed in Note 2 to the interim financial statements (see "Recent Accounting Pronouncements"), the Company adopted the new lease accounting standard on January 1, 2019.  Upon adoption, the Company recognized operating lease assets and corresponding operating lease liabilities totaling $14.2 million.  The Company’s finance leases did not change from December 31, 2018.

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

Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to two years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.  The weighted average remaining lease term for the Company’s operating leases as of June 30, 2019 is 1.37 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of June  30, 2019 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

Most of the Company’s leases have a standard payment schedule; however, the payments for its mining equipment embedded lease are determined by tonnage hauled.  This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl project.  The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended June 30, 2019, the Company capitalized variable lease costs of $0.8 million to Inventory and $0.9 million to Property, plant, and mine development, respectively.  During the six months ended June 30, 2019, the Company capitalized variable lease costs of $1.5 million to Inventory and $1.8 million to Property, plant, and mine development, respectively.

The components of all other lease costs recognized within the Company’s Condensed Consolidated Statements of Operations are as follows:

		Three months ended June 30,	Six months ended June 30,
Lease Cost Type	Condensed Consolidated Statements of Operation Location	2019	2019
		(in thousands)
Operating lease cost	General and administrative expenses	$21	$41
Operating lease cost	Production costs	19	38
Related party lease cost	General and administrative expenses	10	21
Short term lease cost	Production costs	113	304

Maturities of operating lease liabilities as of June 30, 2019 are as follows (in thousands):

Year Ending December 31:
2019	$4,401
2020	6,841
2021	151
2022	13
Thereafter	-
Total lease payments	11,406
Less imputed interest	(357)
Present value of minimum payments	11,049
Less: current portion	(8,207)
Present value of minimum payments	$2,842

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

Finance Leases

The Company has finance lease agreements for certain equipment.  The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million.  The weighted average discount rate for the Company’s finance leases is 5.80%.    Scheduled minimum annual payments as of June 30, 2019 are as follows (in thousands):

Year Ending December 31:
2019	$243
2020	482
2021	418
2022	13
Thereafter	16
Total minimum obligations	1,172
Less: interest portion	(77)
Present value of minimum payments	1,095
Less: current portion	(434)
Present value of minimum payments	$661

Scheduled minimum annual payments as of December 31, 2018 were as follows (in thousands):

Year Ending December 31:
2019	$470
2020	470
2021	406
2022	-
Thereafter	-
Total minimum obligations	1,346
Less: interest portion	(103)
Present value of minimum payments	1,243
Less: current portion	(412)
Present value of minimum payments	$831

The weighted average remaining lease term for the Company’s finance leases as of June 30, 2019 is 2.50 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the three months and six ended June  30, 2019:

	Three months ended June 30,	Six months ended June 30,
	2019	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$834	$1,632
Operating cash flows from finance leases	15	32
Investing cash flows from operating lease	942	1,788
Financing cash flows from finance leases	111	204

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

The following table summarizes the Company’s unsettled sales contracts as of June  30, 2019 with the quantities of metals under contract subject to final pricing occurring through August 2019:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	6,301	434,015	583	2,271	4,168
Average forward price (per ounce or tonne)	$1,320	$14.93	$6,166	$1,900	$2,773

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

During the six months ended June 30, 2019 and 2018, a total of 14,804 and 14,964  restricted stock units (“RSUs”) vested, respectively, and shares were issued with an intrinsic and a fair value of $0.1 million and $0.1 million, respectively.

During the six months ended June 30, 2019, stock options to purchase an aggregate of 274,750 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.95 per share. Of that amount, 250,000 of the options were exercised on a net exercise basis, resulting in 44,698 shares being delivered.  The remaining 24,750 options were exercised for cash.  No stock options were exercised during the three months ended June 30, 2019.

During the three months ended June 30, 2018, stock options to purchase an aggregate of 361,259 shares of the Company’s common stock were exercised for cash at a weighted average exercise price of $2.44 per share.

During the six months ended June 30, 2018, stock options to purchase an aggregate of 1,361,259 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.14 per share.  Of that amount, 945,000 of the options were exercised on a net exercise basis, resulting in 244,345 shares being delivered.  The remaining 416,259 options were exercised for cash.

Stock-based compensation expense for stock options and RSUs for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock options	$756	$181	$967	$355
Restricted stock units	122	68	247	130
Total	$878	$249	$1,214	$485

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Production costs	$(23)	$20	$6	$12
General and administrative expenses	880	201	1,197	424
Exploration expense	21	28	11	49
Total	$878	$249	$1,214	$485

The Company has a short-term incentive plan for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of June 30, 2019,  nil has been accrued related to the STIP.

16. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”).  The ATM Agreement will remain in full force and effect until the earlier of April 3, 2021, or the date that the ATM Agreement is terminated in accordance with the terms therein. An aggregate of 3,314,742 shares and 5,851,872 shares of the Company’s common stock were sold through the ATM Agreement during the three and six months ended June 30, 2019, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $11.0 million and $21.8 million, respectively.

During the six months ended June 30, 2019, the Company issued 25,000 shares of its common stock as payment for a one-year investor relations agreement with a third-party.

During the three and six months ended June 30, 2019 and 2018, the Company declared and paid dividends of $0.005 per common share for an aggregate total of $0.3 million and $0.6 million, respectively.

17. Other Expense (Income), net

Other expense, net, for the periods presented consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Unrealized currency exchange loss (gain)	$14	$1,100	$(113)	$74
Realized currency exchange loss (gain)	21	(735)	172	589
Unrealized (gain) loss from gold and silver rounds/bullion, net (1)	(226)	159	(243)	141
Other expense (income)	84	(14)	102	(16)
Total	$(107)	$510	$(82)	$788

(1)

Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.  For additional information regarding the Company’s fair value measurements and investments, please see Note 19.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.9 million and 3.0 million shares of common stock at weighted average exercise prices of $9.96 and $11.65 were outstanding at June 30, 2019 and 2018, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income (in thousands)	$1,798	$3,754	$2,680	$9,211
Basic weighted average shares of common stock outstanding	62,778,445	57,315,472	61,729,871	57,218,389
Dilutive effect of share-based awards	288,171	998,651	349,988	934,961
Diluted weighted average common shares outstanding	63,066,616	58,314,123	62,079,859	58,153,350
Net income per share:
Basic	$0.03	$0.07	$0.04	$0.16
Diluted	$0.03	$0.06	$0.04	$0.16

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	2019	2018	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$7,939	$7,762	Level 1
Gold and silver rounds/bullion	3,874	3,637	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	5,630	1,744	Level 2
Total	$17,443	$13,143

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 4 for additional information.

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of allowance for doubtful accounts of $1.4 million. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At June 30, 2019 and December 31, 2018, the Company had unrealized losses of $0.4 million and $0.1 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets related to mark-to-market adjustments.  Please see Note 14 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018	Statement of Operations Classification
	(in thousands)
Realized/unrealized derivative gain (loss), net	$(472)	$(2,303)	$1,365	$(1,732)	Sales, net
Realized/unrealized gold and silver rounds/bullion gain (loss), net	$224	$(160)	$239	$(144)	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended June 30, 2019
Realized gain (loss)	$48	$36	$54	$(34)	$699	$803
Unrealized (loss) gain	(13)	(58)	(106)	(74)	(1,024)	(1,275)
Total realized/unrealized derivatives, net	$35	$(22)	$(52)	$(108)	$(325)	$(472)

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended June 30, 2018
Realized gain (loss)	$-	$-	$-	$-	$-	$-
Unrealized gain (loss)	(38)	13	(103)	(138)	(2,037)	(2,303)
Total realized/unrealized derivatives, net	$(38)	$13	$(103)	$(138)	$(2,037)	$(2,303)

	Gold	Silver	Copper	Lead	Zinc	Total
Six months ended June 30, 2019
Realized gain (loss)	$172	$96	$68	$(19)	$1,297	$1,614
Unrealized gain (loss)	(36)	(60)	47	(77)	(123)	(249)
Total realized/unrealized derivatives, net	$136	$36	$115	$(96)	$1,174	$1,365

	Gold	Silver	Copper	Lead	Zinc	Total
Six months ended June 30, 2018
Realized gain (loss)	$14	$(53)	$53	$(5)	$991	$1,000
Unrealized gain	62	162	(203)	(161)	(2,592)	(2,732)
Total realized/unrealized derivatives, net	$76	$109	$(150)	$(166)	$(1,601)	$(1,732)

20. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)
Unrealized (gain) on gold and silver rounds/bullion	$(243)	$141
Unrealized foreign currency exchange (gain)	(113)	74
Other	63	149
Total other operating adjustments	$(293)	$364

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended June 30, 2019
Revenue	$27,834	$1,540	$-	$29,374
Exploration expense	527	65	39	631
Net income (loss)	3,963	445	(2,610)	1,798
Capital expenditures	4,653	4,714	-	9,367

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended June 30, 2018
Revenue	$30,768	$-	$-	$30,768
Exploration expense	490	726	35	1,251
Net income (loss)	7,036	(791)	(2,491)	3,754
Capital expenditures	5,832	3,055	-	8,887

	Mexico	Nevada	Corporate and Other	Consolidated
Six months ended June 30, 2019
Revenue	$54,412	$1,540	$-	$55,952
Exploration expense	1,595	448	38	2,081
Net income (loss)	7,359	26	(4,705)	2,680
Capital expenditures (1)	9,335	11,913	-	21,248

	Mexico	Nevada	Corporate and Other	Consolidated
Six months ended June 30, 2018
Revenue	$62,919	$-	$-	$62,919
Exploration expense	986	1,377	73	2,436
Net income (loss)	15,624	(1,499)	(4,914)	9,211
Capital expenditures (2)	11,704	4,322	-	16,026

(1)	Includes a decrease in accrued capital expenditures of $1,214 and non-cash additions of $1,024; consolidated capital expenditures on a cash basis were $21,438.
(2)	Includes an increase in accrued capital expenditures of $918; consolidated capital expenditures on a cash basis were $15,108.

Total asset balances, excluding intercompany balances, at June 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(in thousands)
Mexico	$97,821	$91,590
Nevada	79,013	46,677
Corporate and Other	14,893	12,064
Consolidated	$191,727	$150,331

22. Subsequent Events

Subsequent to June 30, 2019 and through August 5, 2019, the Company sold 773,716 shares under its ATM agreement for net proceeds of $2.6 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2019 and compares those results to the three and six months ended June 30, 2018. It also analyzes our financial condition at June 30, 2019 and compares it to our financial condition at December 31, 2018. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2018 contained in our annual report on Form 10-K for the year ended December 31, 2018.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Highlights

Highlights for the second quarter of 2019 are summarized below and discussed further in our Management’s Discussion and Analysis:

•	$29.4 million sales;
•	$7.9 million cash balance at June 30, 2019;
•	$0.3 million dividend distributions, or $0.005 per share for the quarter;
•	$291* total cash cost after by-product credits per precious metal gold equivalent ounce sold at Oaxaca Mining Unit;
•	First gold sales from Nevada Mining Unit; and
•	Ramping up Nevada Mining Unit’s Isabella Pearl towards commercial production.

*  Non-GAAP Measure.  Please see Non-GAAP Measures below for additional information.

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila and Alta Gracia projects within our Oaxaca Mining Unit and the mineral production from the mine and processing facilities at our Isabella Pearl project within our Nevada Mining Unit. Our processing facilities at the Aguila project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc, and from the Mirador underground mine, which contains gold and silver. Additionally, we are focused on the exploration and evaluation of our other properties in both Mexico and Nevada.

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

Exploration and Development Activities

We perform exploration activities at our portfolio of exploration properties in Oaxaca, Mexico and Nevada, U.S.A. All of the properties that make up our Oaxaca Mining Unit are located along what is known as the San Jose structural corridor in the Sierra Madre Sur, which runs north 70 degrees west. Our properties comprise 55 kilometers of this structural corridor which spans three historic mining districts in Oaxaca. Our Nevada Mining Unit properties are in the Walker Lane Mineral Belt which is known for its significant and high-grade gold-silver production from current and historic mines.

Oaxaca Mining Unit, Mexico

The Aguila project:  Our mine activities during the second quarter of 2019 continued to focus on development and ore extraction from the Arista and Switchback vein systems.  Exploration activities during the quarter continued to focus on underground drilling at the Arista and Switchback vein systems in the Arista Mine.  Underground drilling on the Arista vein system mainly targeted northwest expansion of the Splay 31 and Santa Cecilia veins currently in production.  The Switchback drilling program targeted further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization.  The Switchback vein system remains open on strike and vertical extent.  Six underground diamond drill holes totaling 2,937 meters were completed at the Aguila project during the second quarter of 2019.

Alta Gracia project:  Mirador Mine development continued during the second quarter of 2019.  Development focused on the wide, high-grade ore shoot discovered on the Independencia vein during 2018 exploration.  We are trucking and processing this development ore at the Aguila mill.  Analysis of underground mine sampling and surface drill exploration generated additional targets for future surface drilling.  In addition, a surface geochemical soil sampling program was completed on the western extension of the Independencia vein.

Nevada Mining Unit, U.S.A.

Isabella Pearl project: Construction of the mine and processing facilities at our Isabella Pearl project continued during the second quarter of 2019.  We have substantially completed the construction of the mine facilities, with the exception of the ADR plant, which was scheduled for the second quarter but due to contractor delays, is now scheduled for completion during the third quarter, subject to resolving remaining construction issues.  During the second quarter, we continued mining and placing crushed ore on the heap leach pad and continued applying and circulating leach solution to the ore on the heap leach pad for gold dissolution and gold recovery to carbon.  Also, during the second quarter, we began shipping gold-loaded carbon to a third-party to be processed into doré and made initial gold sales of doré.  Upon completion of the ADR plant, we will be producing doré at the Isabella Pearl Mine site.

Exploration work during the second quarter included targeted expansion of the Isabella Pearl open pit deposit including 14 in-fill and step-out drill holes totaling 1,049 meters on the Pearl and Civit Cat North targets.  In the third quarter, additional drilling is targeted for Civit Cat North and the nearby Scarlet target,  where numerous high-grade surface samples are situated over historic drill intercepts.  Surface geological and alteration mapping and rock chip sampling continued on the historic mining area at the Civit Cat North West target.  This area is targeted for surface drilling in the future.

Consolidated Results of Operations

The following table summarizes our consolidated results of operations:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Sales, net	$29,374	$30,768	$55,952	$62,919
Mine gross profit	6,491	9,521	11,930	22,441
General and administrative expenses	2,708	2,225	4,719	4,579
Exploration expenses	631	1,251	2,081	2,436
Other (income) expense	(107)	510	(82)	788
Income before income taxes	3,259	5,535	5,212	14,638
Provision for income taxes	1,461	1,781	2,532	5,427
Net income	$1,798	$3,754	$2,680	$9,211

During the three months ended June 30, 2019, consolidated sales included 8,530 ounces and 418,079 ounces of gold and silver, respectively.  During the six months ended June 30, 2019, we sold 13,288 ounces and 686,268 ounces of gold and silver, respectively.

Oaxaca Mining Unit Sales, net

Net sales of $27.8 million for the second quarter of 2019 decreased by $3.0 million, or 10%, when compared to the same period in 2018. The decrease was primarily a result of higher concentrate treatment charges, lower silver metal sales volumes and lower average realized silver and base metals prices, partially offset by higher gold and base metal volumes sold.  For the three months ended June 30, 2019, silver and base metals prices decreased from the same period in 2018 as follows: silver by 10% to 14.94 per ounce, copper by 10% to $6,205 per tonne, lead by 22% to $1,871 per tonne, and zinc by 4% to $2,987 per tonne.

Metal sales for the first half of the year of 2019 were $54.4 million as compared to $62.9 million for the same period of 2018, representing an  $8.5 million decrease. The decrease is primarily attributable to higher concentrate treatment charges, lower silver metal sales volumes and lower average realized silver and base metals prices partially offset by higher gold and base metal volumes sold.

During the three months ended June 30, 2019, we sold 7,399 gold ounces and 417,467 silver ounces at a total cash cost after by-product credits per precious metal gold equivalent ounce of $291, as compared to a cash cost of $70 in the same period in 2018.  The increase was a result of lower by-product credits from the sale of base metals and lower gold equivalent ounces from silver. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Sales Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Metal sold
Gold (ozs.)	7,399	5,460	12,157	11,023
Silver (ozs.)	417,467	561,009	685,656	942,375
Copper (tonnes)	431	383	769	723
Lead (tonnes)	2,120	1,464	3,773	2,957
Zinc (tonnes)	3,867	3,807	8,373	7,585
Average metal prices realized (1)
Gold ($ per oz.)	1,338	1,304	1,338	1,323
Silver ($ per oz.)	14.94	16.53	15.26	16.55
Copper ($ per tonne)	6,205	6,888	6,245	7,014
Lead ($ per tonne)	1,871	2,389	1,955	2,482
Zinc ($ per tonne)	2,987	3,110	2,917	3,456
Precious metal gold equivalent ounces sold
Gold Ounces	7,399	5,460	12,157	11,023
Gold Equivalent Ounces from Silver	4,661	7,112	7,820	11,789
Total Precious Metal Gold Equivalent Ounces	12,060	12,572	19,977	22,812
Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,800	$1,500	$2,143	$1,590
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2)	$291	$70	$312	$(103)
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$652	$577	$725	$475

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(2)	Total cash cost after by-product credits are significantly affected by base metals sales during the periods presented.

Oaxaca Mining Unit Production

Gold and silver production for the second quarter of 2019 totaled 7,881 ounces and 466,512 ounces, respectively, compared to 5,806 and 593,955 ounces over the same period in 2018.  The increase in gold production was the result of increased gold grades and the decrease in silver production was due to decreased silver grades.  Overall production benefited from increased average milled tonnage of 1,967 tonnes per day or 13% increase when compared to the same period in 2018.  The additional mill throughput was for the most part a result of improvements to the Arista mill grinding capacity.

For the first half of 2019, we produced 14,419 and 831,165 ounces of gold and silver, respectively, as compared to 12,453 and 1,019,839 ounces of gold and silver, respectively, over the same period in 2018.    Our mill throughput increased 15% during the first half on 2019 as compared to 2018.  This increased throughput increased overall production and helped offset the decrease in silver grades for silver production.

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Arista Mine
Milled
Tonnes Milled	155,847	136,798	305,908	267,587
Grade
Average Gold Grade (g/t)	1.87	1.51	1.70	1.71
Average Silver Grade (g/t)	92	141	83	124
Average Copper Grade (%)	0.40	0.36	0.38	0.37
Average Lead Grade (%)	1.96	1.47	1.91	1.55
Average Zinc Grade (%)	4.77	4.07	4.72	4.24
Aguila Open Pit Mine
Milled
Tonnes Milled	8,872	9,218	20,336	14,326
Grade
Average Gold Grade (g/t)	1.39	1.84	1.80	1.95
Average Silver Grade (g/t)	43	43	43	44
Mirador Mine
Milled
Tonnes Milled	6,737	4,491	10,850	7,683
Grade
Average Gold Grade (g/t)	1.10	1.56	1.16	1.39
Average Silver Grade (g/t)	201	182	211	182
Combined
Tonnes milled	171,456	150,507	337,094	289,596
Tonnes Milled per Day (1)	1,967	1,735	1,947	1,686
Metal production (before payable metal deductions) (2)
Gold (ozs.)	7,881	5,806	14,419	12,453
Silver (ozs.)	466,512	593,955	831,165	1,019,839
Copper (tonnes)	482	387	915	772
Lead (tonnes)	2,304	1,540	4,457	3,155
Zinc (tonnes)	6,054	4,473	11,892	9,266

(1)	Based on actual days the mill operated during the period.
(2)

The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

Nevada Mining Unit Sales, net

In May of 2019, our Isabella Pearl Mine began selling gold and silver doré.  During the three and six months ended June 30, 2019, our net sales totaled $1.5 million.

The following Sales Statistics table summarizes certain information about our Nevada Mining Unit operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Metal sold
Gold (ozs.)	1,131	-	1,131	-
Silver (ozs.)	612	-	612	-
Average metal prices realized (1)
Gold ($ per oz.)	1,363	-	1,363	-
Silver ($ per oz.)	15.07	-	15.07	-
Precious metal gold equivalent ounces sold
Gold Ounces	1,131	-	1,131	-
Gold Equivalent Ounces from Silver	7	-	7	-
Total Precious Metal Gold Equivalent Ounces	1,138	-	1,138	-

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Nevada Mining Unit Production

During the three months ended June 30, 2019, our Isabella Pearl Mine produced 1,678 ounces and 972 ounces of gold and silver, respectively.  While initial production commenced during the second quarter, we expect volumes to increase as heap leach activities ramp up.

The following Production Statistics table summarizes certain information about our Nevada Mining Unit operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Ore mined
Ore (tonnes)	273,223	-	688,277	-
Ore grade (g/t)	0.61	-	0.69	-
Low-grade stockpile (tonnes)
Ore (tonnes)	244,650	-	388,726	-
Gold grade (g/t)	0.52	-	0.52	-
Waste (tonnes)	1,101,858	-	1,698,448	-
Metal production (before payable metal deductions) (1)
Gold (ozs.)	1,678	-	1,678	-
Silver (ozs.)	972	-	972	-

(1)

The difference between what we report as "ounces produced" and "payable ounces sold" is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

Consolidated Other Financial Results

Mine gross profit. For the three and six months ended June 30, 2019, mine gross profit decreased by $3.0 million or 32% and $10.5 million or 47%, respectively, compared to the same periods in 2018. The decrease was primarily due to higher concentrate treatment charges as compared to 2018, lower metals sales in the 2019 periods, and higher production costs as a result of increased mining and mill throughput.

General and administrative expenses. For the three and six months ended June 30, 2019, general and administrative expenses totaled $2.7 million and $4.7 million, as compared to $2.2 million and $4.6 million for the same periods in

2018.  The  increase in general and administrative expenses for the three months ended June 30, 2019 was primarily due to stock-based compensation which was partially offset by lower accounting and legal fees.

Exploration expenses. For the three and six months ended June 30, 2019, exploration expenses totaled $0.6 million and $2.1 million as compared to $1.3 million and $2.4 million for the three and six months ended June 30, 2018, respectively.  The decreased exploration expense was primarily the result of decreased drilling at our Alta Gracia project in Mexico. In addition in 2018, we completed exploration on and abandoned our Gold Mesa project and as a result, no exploration costs were incurred in 2019 related to Gold Mesa.

Other (income) expense.  For the three and six months ended June 30, 2019, we recorded other income of $0.1 million and $0.1 million as compared to other expense of $0.5 million and $0.8 million for the same periods in 2018. The change was a result of less currency exchange losses in the 2019 periods due to changes in the Mexican Peso exchange rate and unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices.  Please see Note 17 to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.  For the three and six months ended June 30, 2019, our provision for income taxes was $1.5 million and $2.5 million, respectively, as compared to $1.8 million and $5.4 million for the three and six months ended June 30, 2018, respectively. The decrease in 2019 is commensurate with our decrease in income before income taxes as compared to 2018. Please  see Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net income.  For the three and six months ended June 30, 2019, we recorded net income of $1.8 million and $2.7 million as compared to net income of $3.8 million and $9.2 million for the corresponding periods in 2018.

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

For financial reporting purposes, we report the sale of base metals as part of our revenue.  Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost/credit after by-product credits for our Oaxaca Mining Unit. We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost/credit after by-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead and zinc as by-product credits is appropriate because of their lower individual economic value compared to gold and silver and due to the fact that gold and silver are the primary products we intend to produce.  For our Nevada Mining Unit, silver sales are treated as a by-product.

Total cash cost/credit, after by-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. The guidance was first issued in 1996,  revised in November 1999, and again in November 2018. AISC is calculated based on guidance from the World Gold Council issued in June 2013.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of Oaxaca and Nevada Mining Units’ total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Oaxaca Mining Unit
Total cash cost after by-product credits	$3,513	$881	$6,204	$(2,367)
Treatment and refining charges	(3,667)	(1,299)	(7,115)	(3,158)
By-product credits	18,191	17,977	36,598	38,627
Depreciation and amortization	3,864	3,579	7,308	7,072
Reclamation and remediation	15	89	31	292
Share-based compensation allocated to production costs	(23)	20	6	12
Total Oaxaca Mining Unit mine cost of sales	21,893	21,247	43,032	40,478
Nevada Mining Unit
Total cash cost after by-product credits	587	-	587	-
Treatment and refining charges	(2)	-	(2)	-
Depreciation and amortization	379	-	379	-
Reclamation and remediation	26	-	26	-
Total Nevada Mining Unit mine cost of sales	990	-	990	-

Total consolidated mine cost of sales	$22,883	$21,247	$44,022	$40,478

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC for our Oaxaca Mining Unit:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$21,704	$18,858	$42,802	$36,260
By-product credits (2)	(18,191)	(17,977)	(36,598)	(38,627)
Total cash cost after by-product credits	3,513	881	6,204	(2,367)
Sustaining capital expenditures	3,528	5,633	6,608	11,697
Sustaining general and administrative expenses	825	744	1,650	1,488
Total all-in sustaining cost	$7,866	$7,258	$14,462	$10,818

Precious metal gold equivalent ounces sold (3)	12,060	12,572	19,977	22,812

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,800	$1,500	$2,143	$1,590
By-product credits per precious metal gold equivalent ounce sold	(1,509)	(1,430)	(1,831)	(1,693)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	291	70	312	(103)
Other sustaining expenditures per precious metal gold equivalent ounce sold	361	507	413	578
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$652	$577	$725	$475

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarize our Oaxaca Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,675	$2,638	$4,803	$5,071
Lead sales	3,965	3,498	7,375	7,340
Zinc sales	11,551	11,841	24,420	26,216
Total sales from by-products (1)	$18,191	$17,977	$36,598	$38,627

(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 19 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$222	$210	$240	$222
Lead sales	329	278	369	322
Zinc sales	958	942	1,222	1,149
Total by-product credits per precious metal gold ounces sold	$1,509	$1,430	$1,831	$1,693

Liquidity and Capital Resources

As of June 30, 2019, we had working capital of $20.7 million, consisting of current assets of $51.1 million and current liabilities of $30.4 million. This represents an increase of $6.9 million from the working capital balance of $13.8 million at December 31, 2018. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.  Since the fourth quarter of 2018, our working capital has been supplemented by sales of our common stock under the ATM program.

Cash and cash equivalents increased $0.2 million to $7.9 million during the first six months of 2019.

Net cash provided by operating activities for the six months ended June 30, 2019 was $1.1 million compared to $19.5 million for the same period in 2018. The $18.4 million decrease is primarily due to a decrease in net income and changes in operating assets and liabilities. During the first half of 2019, inventory cash cost at Isabella Pearl increased by $9.2 million as we added ore to the leach pad and stockpiles.

Net cash used in investing activities of $21.4 million increased $6.3 million for the first six months of 2019 compared to the same period in 2018 due primarily to the continued development and construction of our Isabella Pearl project.

Net cash provided by financing activities for the three months ended June 30, 2019 was $20.7 million compared to $0.1 million for same period in 2018 due to proceeds from the sale of our common shares under the ATM agreement.  During the first half of 2019, we sold 5,851,872 shares of common stock under the ATM Agreement for net proceeds of $21.8 million.

Subsequent to June 30, 2019, we sold 773,716 common shares under the ATM Agreement for total net proceeds of $2.6 million through August 5, 2019 to fund Isabella Pearl inventory build-up and working capital needs during production ramp up.

We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of the end of the period covered by this report, we have no off-balance sheet arrangements of the type required to be disclosed by SEC rules that have or are reasonably likely to have a current or future effect on our financial condition, results of operation or cash flow that are material to investors.

Contractual Obligations

The following table presents a summary of our contractual obligations at June 30, 2019, except short-term purchase order commitments arising in the ordinary course of business:

	Payments due by Period
	Total	2019	2020	2021	2022	2023 and Thereafter
	(in thousands)
Loan payable	$2,088	$427	$879	$665	$87	$30
Finance lease obligation	1,095	215	447	406	12	15
Interest on loan payable	103	38	49	14	2	-
Interest on finance lease obligation	77	27	37	12	1	-
Operating lease obligations	11,406	4,401	6,841	151	13	-
Contract Mining Agreement(1)	13,417	4,759	8,658	-	-	-
Equipment purchase obligations	1,964	1,661	173	130	-	-
	$30,150	$11,528	$17,084	$1,378	$115	$45

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2018, and the following:

•	Changes in the worldwide price for gold and/or silver;
•	Volatility in the equities markets;
•	Adverse results from our exploration or production efforts;
•	Producing at rates lower than those targeted;
•	Political and regulatory risks;
•	Weather conditions, including unusually heavy rains;
•	Earthquakes or other unforeseen ground movements impacting mining or processing;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Cybersecurity threats;
•	Investor perception of our industry or our prospects;
•	Lawsuits;
•	Actions by government central banks; and
•	General economic trends.

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

Commodity Price Risk

The results of our operations, cash flow, and financial condition depend in large part upon the market prices of gold and silver, and base metal prices of copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the stability of exchange rates, the world supply of and demand for gold, silver and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

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

Changes in Internal Control Over Financial Reporting  – There were no changes that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report.

ITEM 6: Exhibits

The following exhibits are filed or furnished herewith or incorporated herein by reference:

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended June 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: August 6, 2019		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: August 6, 2019		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer