Form 10-Q
period 2019-09-30
GOLD RESOURCE CORP
filed 2019-10-30
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,691,527 shares of common stock outstanding as of October 29, 2019.

GOLD RESOURCE CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,757	$7,762
Gold and silver rounds/bullion	4,169	3,637
Accounts receivable, net	7,800	1,744
Inventories, net	24,065	14,342
Prepaid taxes	1,921	1,126
Prepaid expenses and other current assets	2,101	2,745
Total current assets	48,813	31,356
Property, plant and mine development, net	122,986	111,242
Operating lease assets, net	9,484	-
Deferred tax assets, net	6,357	7,372
Other non-current assets	4,195	361
Total assets	$191,835	$150,331
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,253	$12,429
Loans payable, current	870	765
Finance lease liabilities, current	440	412
Operating lease liabilities, current	8,630	-
Mining royalty taxes payable, net	846	1,926
Accrued expenses and other current liabilities	2,280	2,030
Total current liabilities	26,319	17,562
Reclamation and remediation liabilities	4,907	3,298
Loans payable, long-term	1,005	1,378
Finance lease liabilities, long-term	549	831
Operating lease liabilities, long-term	864	-
Total liabilities	33,644	23,069
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
65,691,527 and 58,850,431 shares outstanding at September 30, 2019 and December 31, 2018, respectively	136	69
Additional paid-in capital	147,751	121,592
Retained earnings	17,359	12,656
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	158,191	127,262
Total liabilities and shareholders' equity	$191,835	$150,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Sales, net	$40,066	$24,258	$96,018	$87,177
Mine cost of sales:
Production costs	23,499	17,363	59,777	50,477
Depreciation and amortization	7,229	3,515	14,916	10,587
Reclamation and remediation	20	87	77	379
Total mine cost of sales	30,748	20,965	74,770	61,443
Mine gross profit	9,318	3,293	21,248	25,734
Costs and expenses:
General and administrative expenses	2,194	2,140	6,913	6,719
Exploration expenses	1,129	1,304	3,210	3,740
Other expense, net	600	568	518	1,356
Total costs and expenses	3,923	4,012	10,641	11,815
Income (loss) before income taxes	5,395	(719)	10,607	13,919
Provision for income taxes	2,417	62	4,949	5,489
Net income (loss)	$2,978	$(781)	$5,658	$8,430
Net income (loss) per common share:
Basic	$0.05	$(0.01)	$0.09	$0.15
Diluted	$0.05	$(0.01)	$0.09	$0.14
Weighted average shares outstanding:
Basic	65,495,958	57,642,966	63,001,178	57,361,809
Diluted	65,796,899	57,642,966	63,336,131	58,252,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Three Months Ended September 30, 2019 and 2018
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, June 30, 2018 (unaudited)	57,928,450	$58	$116,135	$13,157	$(5,884)	$(1,171)	$122,295
Stock-based compensation	-	-	605	-	-	-	605
Net stock options exercised	51,667	-	137	-	-	-	137
Common stock issued for vested restricted stock units	74,957	-	-	-	-	-	-
Dividends declared	-	-	-	(287)	-	-	(287)
Net loss	-	-	-	(781)	-	-	(781)
Balance, September 30, 2018 (unaudited)	58,055,074	$58	$116,877	$12,089	$(5,884)	$(1,171)	$121,969

Balance, June 30, 2019 (unaudited)	65,147,953	$128	$144,750	$14,710	$(5,884)	$(1,171)	$152,533
Stock-based compensation	-	-	367	-	-	-	367
Net stock options exercised	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	106,256	-	-	-	-	-	-
Dividends declared	-	-	-	(329)	-	-	(329)
Issuance of stock, net of issuance costs	773,716	8	2,634	-	-	-	2,642
Net income	-	-	-	2,978	-	-	2,978
Balance, September 30, 2019 (unaudited)	66,027,925	$136	$147,751	$17,359	$(5,884)	$(1,171)	$158,191

	Nine Months Ended September 30, 2019 and 2018
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Stock-based compensation	-	-	1,090	-	-	-	1,090
Net stock options exercised	712,271	1	1,203	-	-	-	1,204
Common stock issued for vested restricted stock units	89,921	-	-	-	-	-	-
Dividends declared	-	-	-	(861)	-	-	(861)
Net income	-	-	-	8,430	-	-	8,430
Balance, September 30, 2018 (unaudited)	58,055,074	$58	$116,877	$12,089	$(5,884)	$(1,171)	$121,969

Balance, December 31, 2018	59,186,829	$69	$121,592	$12,656	$(5,884)	$(1,171)	$127,262
Stock-based compensation	-	-	1,581	-	-	-	1,581
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	121,060	-	-	-	-	-	-
Dividends declared	-	-	-	(955)	-	-	(955)
Issuance of stock, net of issuance costs	6,650,588	66	24,481	-	-	-	24,547
Net income	-	-	-	5,658	-	-	5,658
Balance, September 30, 2019 (unaudited)	66,027,925	$136	$147,751	$17,359	$(5,884)	$(1,171)	$158,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$5,658	$8,430
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	1,091	(467)
Depreciation and amortization	15,273	11,096
Stock-based compensation	1,581	1,090
Other operating adjustments	314	706
Changes in operating assets and liabilities:
Accounts receivable	(6,056)	1,456
Inventories	(7,119)	(340)
Prepaid expenses and other current assets	1,505	(390)
Other non-current assets	(2,882)	132
Accounts payable and other accrued liabilities	349	3,536
Mining royalty and income taxes payable, net	(1,944)	(4,428)
Net cash provided by operating activities	7,770	20,821

Cash flows from investing activities:
Capital expenditures	(29,166)	(26,085)
Other investing activities	2	5
Net cash used in investing activities	(29,164)	(26,080)

Cash flows from financing activities:
Proceeds from the exercise of stock options	98	1,261
Proceeds from issuance of stock	24,449	-
Dividends paid	(944)	(860)
Repayment of loans payable	(597)	(424)
Repayment of finance leases	(311)	(285)
Net cash provided by (used in) financing activities	22,695	(308)

Effect of exchange rate changes on cash and cash equivalents	(306)	(222)
Net increase (decrease) in cash and cash equivalents	995	(5,789)
Cash and cash equivalents at beginning of period	7,762	22,390
Cash and cash equivalents at end of period	$8,757	$16,601

Supplemental Cash Flow Information
Interest expense paid	$121	$140
Income and mining taxes paid	$3,743	$6,822
Non-cash investing activities:
Change in accrued capital expenditures	$158	$3,935
Change in estimate for asset retirement costs	$1,476	$527
Equipment purchased through loan payable	$330	$526
Equipment purchased under finance leases	$56	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

3. Revenue

The Company derives its revenue from the sale of doré and concentrates.  The following table presents the Company’s net sales for each period presented, disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Doré sales, net
Gold	$7,399	$2,080	$12,192	$5,711
Silver	619	449	1,670	1,218
Less: Refining charges	(39)	(43)	(138)	(106)
Total doré sales, net	7,979	2,486	13,724	6,823
Concentrate sales
Gold	7,767	4,777	19,072	15,714
Silver	6,370	4,056	15,673	18,940
Copper	2,502	2,308	7,237	7,326
Lead	4,480	3,998	11,874	11,343
Zinc	13,875	9,702	36,998	34,927
Less: Treatment and refining charges	(3,691)	(1,121)	(10,709)	(4,216)
Total concentrate sales, net	31,303	23,720	80,145	84,034
Realized/unrealized embedded derivative, net	784	(1,948)	2,149	(3,680)
Total sales, net	$40,066	$24,258	$96,018	$87,177

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds.

At September 30, 2019 and December 31, 2018, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2019			2018
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,881	$1,485	$2,793	1,888	$1,279	$2,415
Silver	79,718	$17.26	1,376	79,864	$15.30	1,222
Total holdings			$4,169			$3,637

5. Inventories, net

At September 30, 2019 and December 31, 2018, inventories, net consisted of the following:

	2019	2018
	(in thousands)
Stockpiles - underground mine	$2,651	$2,365
Stockpiles - open pit mine	757	414
Leach pad	10,075	376
Concentrates	1,546	1,231
Doré (1)	1,167	1,289
Subtotal - product inventories	16,196	5,675
Materials and supplies (2)	7,869	8,667
Total	$24,065	$14,342

(1)	Net of reserve of $478 and nil as of September 30, 2019 and December 31, 2018, respectively.
(2)	Net of reserve for obsolescence of $857.

In addition to the inventory above, as of September 30, 2019, the Company has $3.9 million of low-grade ore stockpile inventory included in other non-current assets on the accompanying Consolidated Balance Sheet.

During the three months ended September 30, 2019, the Company recorded a net realizable value inventory adjustment of $1.6 million for inventories at its Isabella Pearl Mine.

6. Income Taxes

The Company recorded income tax expense of $2.4 million and $4.9 million for the three and nine months ended September 30, 2019, respectively.  For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $0.1 million and $5.5 million, respectively.  In accordance with applicable accounting rules, the interim provision for taxes was calculated by using the consolidated effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates, including global intangible low-taxed income (“GILTI”). Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. The Company’s losses in the U.S. are taxed at 21% which is then netted against the Company’s income in Mexico which is taxed at 37.5% (30% income tax and 7.5% mining tax) which has resulted in a consolidated effective tax rate above statutory rates.

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

As of September 30, 2019, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At September 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	2019	2018
	(in thousands)
Advances to suppliers	$176	$289
Prepaid insurance	1,142	1,179
Vendor deposits	51	236
IVA taxes receivable, net	224	538
Prepaid royalties	229	295
Other current assets	279	208
Total	$2,101	$2,745

8. Property, Plant and Mine Development, net

At September 30, 2019 and December 31, 2018, property, plant and mine development, net consisted of the following:

	2019	2018
	(in thousands)
Asset retirement costs	$2,716	$1,240
Construction-in-progress (1)	22,479	34,335
Furniture and office equipment	2,034	1,861
Leach pad and ponds	5,621	-
Land	242	242
Light vehicles and other mobile equipment	2,552	2,508
Machinery and equipment	32,811	27,485
Mill facilities and infrastructure	25,189	11,712
Mineral interests and mineral rights	18,228	17,958
Mine development	86,876	69,487
Software and licenses	1,659	1,659
Subtotal (2) (3)	200,407	168,487
Accumulated depreciation and amortization	(77,421)	(57,245)
Total	$122,986	$111,242

(1)

Includes Nevada construction-in-progress costs of $14.1 million and $21.6 million at September 30, 2019 and December 31, 2018, respectively.  Mexico construction-in-progress was $8.3 million and $12.7 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Includes $1.8 million and $1.6 million of assets recorded under finance leases at September 30, 2019 and December 31, 2018, respectively. Please see Note 13 for additional information.
(3)	Includes accrued capital expenditures of $4.5 million and $4.3 million at September 30, 2019 and December 31, 2018, respectively.

The Company recorded depreciation and amortization expense of $7.4 million and $15.3 million for the three and nine months ended September 30, 2019, respectively.  For the three and nine months ended September 30, 2018, the Company recorded $3.7 million and $11.1 million, respectively.

9. Accrued Expenses and Other Current Liabilities

At September 30, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	2019	2018
	(in thousands)
Accrued insurance	$526	$364
Accrued royalty payments	1,526	1,432
Dividends payable	109	98
Other payables	119	136
Total	$2,280	$2,030

10. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2019 and year ended December 31, 2018:

	2019	2018
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,009	$2,005
Changes in estimate	-	-
Foreign currency exchange loss	4	4
Reclamation liabilities – balance at end of period	2,013	2,009

Asset retirement obligation – balance at beginning of period	1,289	941
Changes in estimate	1,476	271
Accretion	129	78
Foreign currency exchange loss	-	(1)
Asset retirement obligation – balance at end of period	2,894	1,289
Total period end balance	$4,907	$3,298

The Company’s reclamation liabilities are related to the Aguila project in Mexico.

The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.  As of September 30, 2019 and December 31, 2018, the Company recorded an asset retirement obligation of $2.3 million and $0.8 million, respectively, related to the Isabella Pearl project. As of September 30, 2019 and December 31, 2018, the Company’s asset retirement obligation related to the Aguila project in Mexico was $0.6 million and $0.5 million, respectively.

11. Loans Payable

The Company has financed certain equipment purchases on a long-term basis.  The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.08 million.  As of September 30, 2019 and December 31, 2018, there was an outstanding balance of $1.9 million and $2.1 million, respectively.  Scheduled minimum repayments are $0.2 million in 2019, $0.9 million in 2020, $0.7 million in 2021, and $0.1 million in 2022. One of the loan agreements is subject to a prepayment penalty of 1% of the outstanding loan balance at time of repayment.  The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both September 30, 2019 and December 31, 2018. See Note 19 for the definition of a Level 2 input.

12. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl project.  Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 13 for more information.   In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business.   These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term.  The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting.  As of September 30, 2019, total estimated contractual payments remaining, excluding embedded lease payments, are $2.8 million and $8.6 million for the years ended December 31, 2019 and 2020, respectively.

As of September 30, 2019, the Company has equipment purchase commitments aggregating approximately $1.3 million.

13. Leases

Operating Leases

As discussed in Note 2 to the interim financial statements (see "Recent Adopted Accounting Pronouncements"), the Company adopted the new lease accounting standard on January 1, 2019.  Upon adoption, the Company recognized operating lease assets and corresponding operating lease liabilities totaling $14.2 million.  The Company’s finance leases did not change from December 31, 2018.

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

Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to two years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.  The weighted average remaining lease term for the Company’s operating leases as of September 30, 2019 is 1.13 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of September 30, 2019 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

Most of the Company’s leases have a standard payment schedule; however, the payments for its mining equipment embedded lease are determined by tonnage hauled.  This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl project.  The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended September 30, 2019, the Company capitalized variable lease costs of $0.3 million to Inventory and $1.4 million to Property, plant, and mine development, respectively.  During the nine months ended September 30, 2019, the Company capitalized variable lease costs of $1.8 million to Inventory and $3.2 million to Property, plant, and mine development, respectively.

The components of all other lease costs recognized within the Company’s Condensed Consolidated Statements of Operations are as follows:

		Three months ended September 30,	Nine months ended September 30,
Lease Cost Type	Condensed Consolidated Statements of Operations Location	2019	2019
		(in thousands)
Operating lease cost	General and administrative expenses	$20	$61
Operating lease cost	Production costs	19	57
Related party lease cost	General and administrative expenses	14	35
Short term lease cost	Production costs	77	381

Maturities of operating lease liabilities as of September 30, 2019 are as follows (in thousands):

Year Ending December 31:
2019	$2,685
2020	6,884
2021	151
2022	13
Thereafter	-
Total lease payments	9,733
Less imputed interest	(239)
Present value of minimum payments	9,494
Less: current portion	(8,630)
Present value of minimum payments	$864

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

Finance Leases

The Company has finance lease agreements for certain equipment.  The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million.  The weighted average discount rate for the Company’s finance leases is 5.80%.  Scheduled minimum annual payments as of September 30, 2019 are as follows (in thousands):

Year Ending December 31:
2019	$121
2020	483
2021	419
2022	13
Thereafter	16
Total minimum obligations	1,052
Less: interest portion	(63)
Present value of minimum payments	989
Less: current portion	(440)
Present value of minimum payments	$549

Scheduled minimum annual payments as of December 31, 2018 were as follows (in thousands):

Year Ending December 31:
2019	$470
2020	470
2021	406
2022	-
Thereafter	-
Total minimum obligations	1,346
Less: interest portion	(103)
Present value of minimum payments	1,243
Less: current portion	(412)
Present value of minimum payments	$831

The weighted average remaining lease term for the Company’s finance leases as of September 30, 2019 is 2.25 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the three and nine months ended September 30, 2019:

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$355	$1,987
Operating cash flows from finance leases	15	47
Investing cash flows from operating lease	1,374	3,162
Financing cash flows from finance leases	107	311

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

The following table summarizes the Company’s unsettled sales contracts as of September 30, 2019 with the quantities of metals under contract subject to final pricing occurring through November 2019:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	6,098	438,237	456	3,059	6,719
Average forward price (per ounce or tonne)	$1,457	$16.63	$5,786	$2,003	$2,361

15. Stock-Based Compensation

During 2016, the Company replaced its Amended and Restated Stock Option and Stock Grant Plan (the “Prior Plan”) with the Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), stock grants, stock units, performance shares, performance share units and performance cash.  Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the Prior Plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

During the nine months ended September 30, 2019 and 2018, a total of 121,060 and 89,921 RSUs vested, respectively, and shares were issued with an intrinsic value of $0.4 million and $0.5 million, respectively, and a fair value of $0.6 million and $0.4 million, respectively.  During the three months ended September 30, 2019 and 2018, a total of 106,256 and 74,957 RSUs vested, respectively, and shares were issued with an intrinsic value of $0.4 million and a fair value of $0.5 million and $0.3 million, respectively

During the nine months ended September 30, 2019, stock options to purchase an aggregate of 274,750 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.95 per share. Of that amount, 250,000 of the options were exercised on a net exercise basis, resulting in 44,698 shares being delivered.  The remaining 24,750 options were exercised for cash. No stock options were exercised during the three months ended September 30, 2019.

During the three months ended September 30, 2018, stock options to purchase an aggregate of 51,667 shares of the Company’s common stock were exercised for cash at a weighted average exercise price of $2.65 per share.

During the nine months ended September 30, 2018, stock options to purchase an aggregate of 1,412,926 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.13 per share.  Of that amount, 945,000 of the options were exercised on a net exercise basis, resulting in 244,345 shares being delivered.  The remaining 467,926 options were exercised for cash.

Stock-based compensation expense for stock options and RSUs for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock options	$264	$413	$1,231	$768
Restricted stock units	103	192	350	322
Total	$367	$605	$1,581	$1,090

Total stock-based compensation related to stock options and RSUs has been allocated between production costs, general and administrative expenses, and exploration expense as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Production costs	$26	$31	$32	$43
General and administrative expenses	324	531	1,521	955
Exploration expense	17	43	28	92
Total	$367	$605	$1,581	$1,090

The Company has a short-term incentive plan for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of September 30, 2019, nil has been accrued related to the STIP.

16. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”).  The ATM Agreement will remain in full force and effect until the earlier of April 3, 2021, or the date that the ATM Agreement is terminated in accordance with the terms therein. An aggregate of 773,716 shares and 6,625,588 shares of the Company’s common stock were sold through the ATM Agreement during the three and nine months ended September 30, 2019, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $2.6 million and $24.4 million, respectively.

During the nine months ended September 30, 2019, the Company issued 25,000 shares of its common stock as payment for a one-year investor relations agreement with a third-party.

During the three and nine months ended September 30, 2019, the Company declared dividends of $0.005 and $0.015 per common share, respectively, for an aggregate total of $0.3 million and $1.0 million, respectively, and paid dividends of $0.005 and $0.015 per common share, respectively, for an aggregate total of $0.3 million and $0.9 million, respectively.  During the three and nine months ended September 30, 2018, the Company declared and paid dividends of $0.005 and $0.015, respectively, per common share for an aggregate total of $0.3 million and $0.9 million, respectively.

17. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Unrealized currency exchange loss (gain)	$406	$(315)	$294	$(241)
Realized currency exchange (gain) loss	(69)	275	103	864
Unrealized (gain) loss from gold and silver rounds/bullion, net (1)	(307)	256	(550)	397
Loss on disposal of fixed assets	-	380	-	385
Increase in reserve for inventory	478	-	478	-
Other expense (income)	92	(28)	193	(49)
Total	$600	$568	$518	$1,356

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 19.

18. Net Income (Loss) per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.9 million and 3.3 million shares of common stock at weighted average exercise prices of $9.73 and $10.89 were outstanding at September 30, 2019 and 2018, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) (in thousands)	$2,978	$(781)	$5,658	$8,430
Basic weighted average shares of common stock outstanding	65,495,958	57,642,966	63,001,178	57,361,809
Dilutive effect of share-based awards	300,941	-	334,953	890,843
Diluted weighted average common shares outstanding	65,796,899	57,642,966	63,336,131	58,252,652
Net income (loss) per share:
Basic	$0.05	$(0.01)	$0.09	$0.15
Diluted	$0.05	$(0.01)	$0.09	$0.14

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

	2019	2018	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents:
Bank deposits	$8,757	$7,762	Level 1
Gold and silver rounds/bullion	4,169	3,637	Level 1
Accounts receivable:
Receivables from provisional concentrate sales	7,800	1,744	Level 2
Loans payable	1,875	2,143	Level 2

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 4 for additional information.

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of allowance for doubtful accounts of $1.4 million. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At September 30, 2019 and December 31, 2018, the Company had unrealized gains of $0.7 million and unrealized losses of $0.1 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets related to mark-to-market adjustments.  Please see Note 14 for additional information.

Loans payable consist of obligations for equipment purchases financed on a long-term basis.  Loans payable are recorded at amortized cost, which approximates fair value. See Note 11 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018	Statement of Operations Classification
	(in thousands)
Realized/unrealized derivative gain (loss), net	$784	$(1,948)	$2,149	$(3,680)	Sales, net
Realized/unrealized gold and silver rounds/bullion gain (loss), net	$306	$(258)	$545	$(402)	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended September 30, 2019
Realized gain (loss)	$23	$33	$52	$(78)	$(275)	$(245)
Unrealized gain	181	378	18	200	252	1,029
Total realized/unrealized derivatives, net	$204	$411	$70	$122	$(23)	$784

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended September 30, 2018
Realized loss	$(88)	$(73)	$(193)	$(320)	$(2,506)	$(3,180)
Unrealized (loss) gain	(38)	(186)	39	(271)	1,688	1,232
Total realized/unrealized derivatives, net	$(126)	$(259)	$(154)	$(591)	$(818)	$(1,948)

	Gold	Silver	Copper	Lead	Zinc	Total
Nine months ended September 30, 2019
Realized gain (loss)	$195	$129	$120	$(97)	$1,022	$1,369
Unrealized gain	145	318	65	123	129	780
Total realized/unrealized derivatives, net	$340	$447	$185	$26	$1,151	$2,149

	Gold	Silver	Copper	Lead	Zinc	Total
Nine months ended September 30, 2018
Realized loss	$(74)	$(126)	$(140)	$(325)	$(1,515)	$(2,180)
Unrealized gain (loss)	24	(24)	(164)	(432)	(904)	(1,500)
Total realized/unrealized derivatives, net	$(50)	$(150)	$(304)	$(757)	$(2,419)	$(3,680)

20. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 consisted of the following:

	2019	2018
	(in thousands)
Unrealized (gain) loss on gold and silver rounds/bullion	$(550)	$397
Unrealized foreign currency exchange loss (gain)	294	(241)
Loss on disposition of fixed assets	-	385
Increase in reserve for inventory	478	-
Other	92	165
Total other operating adjustments	$314	$706

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended September 30, 2019
Revenue	$34,086	$5,980	$-	$40,066
Exploration expense	775	322	32	1,129
Net income (loss)	5,426	(480)	(1,968)	2,978
Capital expenditures	3,870	6,056	12	9,938

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended September 30, 2018
Revenue	$24,258	$-	$-	$24,258
Exploration expense	630	630	44	1,304
Net income (loss)	2,453	(644)	(2,590)	(781)
Capital expenditures	6,269	8,769	26	15,064

	Mexico	Nevada	Corporate and Other	Consolidated
Nine months ended September 30, 2019
Revenue	$88,498	$7,520	$-	$96,018
Exploration expense	2,370	770	70	3,210
Net income (loss)	12,785	(454)	(6,673)	5,658
Capital expenditures (1)	13,205	17,969	12	31,186

	Mexico	Nevada	Corporate and Other	Consolidated
Nine months ended September 30, 2018
Revenue	$87,177	$-	$-	$87,177
Exploration expense	1,616	2,007	117	3,740
Net income (loss)	18,077	(2,143)	(7,504)	8,430
Capital expenditures (2)	17,973	13,091	26	31,090

(1)	Includes an increase in accrued capital expenditures of $158 and non-cash additions of $1,862; consolidated capital expenditures on a cash basis were $29,166.
(2)	Includes an increase in accrued capital expenditures of $3,935 and non-cash additions of $1,070; consolidated capital expenditures on a cash basis were $26,085.

Total asset balances, excluding intercompany balances, at September 30, 2019 and December 31, 2018 are as follows:

	2019	2018
	(in thousands)
Mexico	$97,230	$91,590
Nevada	82,850	46,677
Corporate and Other	11,755	12,064
Consolidated	$191,835	$150,331

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2019 and compares those results to the three and nine months ended September 30, 2018. It also analyzes our financial condition at September 30, 2019 and compares it to our financial condition at December 31, 2018. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2018 contained in our annual report on Form 10-K for the year ended December 31, 2018.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Highlights

Consolidated highlights for the third quarter of 2019 are summarized below and discussed further in our Management’s Discussion and Analysis:

•	Record quarter gold production;
•	$40.1 million sales;
•	$3.0 million net income;
•	$0.05 net income per share;
•	$8.8 million cash balance at September 30, 2019;
•	$0.3 million dividend distributions, or $0.005 per share for the quarter;
•	Nevada Mining Unit’s Isabella Pearl Mine reached commercial production levels in September; and
•	No ATM sales since July 30, 2019.

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from the Aguila and Alta Gracia projects within our Oaxaca Mining Unit and mineral production from the mine and processing facilities at our Isabella Pearl project within our Nevada Mining Unit. Our processing facilities at the Aguila project produce doré and concentrates primarily from ore mined from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc, and from the Mirador underground mine, which contains gold and silver. Additionally, we are focused on the exploration and evaluation of our other properties in both Mexico and Nevada.

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

Oaxaca Mining Unit, Mexico

The Aguila project: Our Arista Mine activities during the third quarter of 2019 continued to focus on development and ore extraction from the Arista and Switchback vein systems.  Exploration during the quarter continued to focus on underground drilling at the Arista and Switchback veins.  Underground drilling mainly targeted the southeast expansion of the Baja and Este Sur veins currently in production.  The Switchback drilling program targeted further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization.  The Switchback vein system remains open on strike and vertical extent.  Nine underground diamond drill holes totaling 2,372 meters were completed at the Aguila project during the third quarter of 2019.  During the quarter, surface geologic mapping and rock chip sampling was also conducted at the Aguila open pit and prospects of the Aguila project.

Alta Gracia project: Mirador Mine development continued during the third quarter of 2019.  Development focused on the wide, high-grade ore shoot discovered on the Independencia vein during 2018 exploration.  We are trucking and processing this development ore at the Aguila mill.  During the third quarter, nine in-fill and step-out surface and underground diamond drill holes totaling 1,510 meters were completed on the Independencia vein.  Field exploration activities including surface geologic mapping and rock chip sampling were also undertaken at the Aguacatillo prospect on the Alta Gracia project during the quarter.

Nevada Mining Unit, U.S.A.

Isabella Pearl project: Construction and testing of processing facilities at our Isabella Pearl project continued during the third quarter of 2019.  We have substantially completed the construction of the ADR plant which is scheduled for testing and commissioning in the fourth quarter.  During the third quarter, we continued mining and placing crushed ore on the heap leach pad and continued applying and circulating leach solution to the ore on the heap leach pad for gold dissolution and gold recovery to carbon.  Also, during the quarter, we continued shipping gold-loaded carbon to a third-party to be processed into doré.  Upon final commissioning of the ADR plant, we will be producing doré at the Isabella Pearl Mine site.

Exploration during the third quarter included targeted expansion of the Isabella Pearl open pit deposit, including 23 in-fill and step-out drill holes totaling 2,807 meters on the Pearl, Civit Cat North and Scarlet targets.  Numerous high-grade surface samples are situated over historic drill intercepts at Civit Cat North and Scarlet.  Surface geological and alteration mapping and rock chip sampling continued on the historic mining area at the Civit Cat North West target.  This area is targeted for surface drilling in the future.

Mina Gold property: During the third quarter, we expanded our land position at Mina Gold by leasing an additional 23 lode mining claims.  These claims will be evaluated along with our other claims at the Mina Gold property in preparation for future surface drilling programs.

East Camp Douglas property:  We continued our review of historical geological, exploration and mining data on the East Camp Douglas property during the third quarter of 2019. Field exploration activities included surface geologic mapping, rock chip sampling and collection of samples for spectral analysis in the vicinity of workings of the historic Kernick, Sunset, and Triumph mine areas. We also commenced initial 3D-modeling for the historic mine areas.  These historic mines and the lithocap area continue to be evaluated for surface drilling in the future.

Consolidated Results of Operations

The following table summarizes our consolidated results of operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Sales, net	$40,066	$24,258	$96,018	$87,177
Mine gross profit	9,318	3,293	21,248	25,734
General and administrative expenses	2,194	2,140	6,913	6,719
Exploration expenses	1,129	1,304	3,210	3,740
Other expense, net	600	568	518	1,356
Income (loss) before income taxes	5,395	(719)	10,607	13,919
Provision for income taxes	2,417	62	4,949	5,489
Net income (loss)	$2,978	$(781)	$5,658	$8,430

During the three months ended September 30, 2019, consolidated sales included 10,219 ounces and 414,622 ounces of gold and silver, respectively.  During the nine months ended September 30, 2019, we sold 22,376 ounces and 1,100,277 ounces of gold and silver, respectively.

Oaxaca Mining Unit Sales, net

Oaxaca Mining Unit net sales of $34.1 million for the third quarter of 2019 increased by $9.8 million, or 40%, when compared to the same period in 2018. The increase was primarily a result of higher sales volumes as a result of higher production and increased average realized prices.  For the three months ended September 30, 2019, metal prices increased from the same period in 2018 as follows: gold by 26% to $1,490, silver by 16% to $17.08 per ounce, copper by 1% to $5,659 per tonne, lead by 4% to $2,012 per tonne, and zinc by 24% to $2,261 per tonne.

Metal sales for the nine months ended September 30, 2019 were $88.5 million as compared to $87.2 million for the same period of 2018, representing an $1.3 million increase. The increase is primarily attributable to higher gold and base metal volumes sold and higher average realized price for gold.  These increases were partially offset by higher concentrate treatment charges, lower silver metal sales volumes and lower average realized silver and base metals prices.

During the three months ended September 30, 2019, we sold 6,175 gold ounces and 411,088 silver ounces at a total cash cost after by-product credits per precious metal gold equivalent ounce of $197, as compared to a cash cost of $582 in the same period in 2018.  The decrease was a result of higher by-product credits from the sale of base metals and higher gold equivalent ounces from silver. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Sales Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Metal sold
Gold (ozs.)	6,175	5,721	17,201	16,744
Silver (ozs.)	411,088	301,717	1,096,131	1,244,092
Copper (tonnes)	451	378	1,220	1,101
Lead (tonnes)	2,188	1,905	5,961	4,862
Zinc (tonnes)	6,016	3,942	14,389	11,527
Average metal prices realized (1)
Gold ($ per oz.)	1,490	1,183	1,391	1,275
Silver ($ per oz.)	17.08	14.69	15.94	16.10
Copper ($ per tonne)	5,659	5,593	6,027	6,526
Lead ($ per tonne)	2,012	1,931	1,976	2,266
Zinc ($ per tonne)	2,261	1,825	2,642	2,899
Precious metal gold equivalent ounces sold
Gold Ounces	6,175	5,721	17,201	16,744
Gold Equivalent Ounces from Silver	4,712	3,745	12,561	15,710
Total Precious Metal Gold Equivalent Ounces	10,887	9,466	29,762	32,454
Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$2,085	$1,954	$2,201	$1,687
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2)	$197	$582	$281	$97
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$520	$1,338	$677	$724

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(2)	Total cash cost after by-product credits are significantly affected by base metals sales during the periods presented.

Oaxaca Mining Unit Production

Gold and silver production for the third quarter of 2019 totaled 7,462 ounces and 473,810 ounces, respectively, compared to 6,411 and 321,590 ounces over the same period in 2018.  The increase in gold and silver production was the result of increased throughput and grades.  Overall production benefited from increased average milled tonnage of 2,007 tonnes per day or 12% increase when compared to the same period in 2018.  The additional mill throughput was for the most part a result of improvements to the Arista mill grinding capacity.

For the nine months ended September 30, 2019, we produced 21,881 and 1,304,975 ounces of gold and silver, respectively, as compared to 18,864 and 1,341,429 ounces of gold and silver, respectively, over the same period in 2018.  Our mill throughput increased 14% during the nine months ended September 30, 2019 as compared to 2018.  This increased throughput increased overall production and helped offset the decrease in silver grades for silver production.

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Arista Mine
Milled
Tonnes Milled	163,259	143,110	469,167	410,697
Grade
Average Gold Grade (g/t)	1.76	1.51	1.72	1.64
Average Silver Grade (g/t)	85	72	84	106
Average Copper Grade (%)	0.39	0.37	0.38	0.37
Average Lead Grade (%)	1.92	1.82	1.91	1.64
Average Zinc Grade (%)	4.70	4.21	4.71	4.23
Aguila Open Pit Mine
Milled
Tonnes Milled	3,640	11,404	23,976	25,730
Grade
Average Gold Grade (g/t)	1.49	2.30	1.76	2.11
Average Silver Grade (g/t)	58	39	45	41
Mirador Mine
Milled
Tonnes Milled	11,690	3,561	22,540	11,244
Grade
Average Gold Grade (g/t)	0.76	1.41	0.95	1.40
Average Silver Grade (g/t)	197	105	203	158
Combined
Tonnes milled	178,589	158,075	515,683	447,671
Tonnes Milled per Day (1)	2,007	1,796	1,967	1,724
Metal production (before payable metal deductions) (2)
Gold (ozs.)	7,462	6,411	21,881	18,864
Silver (ozs.)	473,810	321,590	1,304,975	1,341,429
Copper (tonnes)	492	434	1,407	1,206
Lead (tonnes)	2,459	2,119	6,916	5,274
Zinc (tonnes)	6,057	4,970	17,949	14,236

(1)	Based on actual days the mill operated during the period.
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

Nevada Mining Unit Sales, net

In May of 2019, we began selling gold and silver doré from our Isabella Pearl Mine.  During the three months ended September 30, 2019, we sold 4,044 and 3,534 ounces of gold and silver, respectively, for net sales of $6.0 million. During the nine months ended September 30, 2019, we sold 5,175 and 4,146 ounces of gold and silver, respectively, for net sales of $7.5 million.

The following Sales Statistics table summarizes certain information about our Nevada Mining Unit operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Metal sold
Gold (ozs.)	4,044	-	5,175	-
Silver (ozs.)	3,534	-	4,146	-
Average metal prices realized (1)
Gold ($ per oz.)	1,481	-	1,455	-
Silver ($ per oz.)	17.56	-	17.19	-
Precious metal gold equivalent ounces sold
Gold Ounces	4,044	-	5,175	-
Gold Equivalent Ounces from Silver	42	-	49	-
Total Precious Metal Gold Equivalent Ounces	4,086	-	5,224	-
Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,119	$-	$989	$-
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	$1,103	$-	$975	$-
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$1,125	$-	$992	$-

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Nevada Mining Unit Production

During the three months ended September 30, 2019, our Isabella Pearl Mine produced 3,703 ounces and 3,487 ounces of gold and silver, respectively.  During the nine months ended September 30, 2019, our Isabella Pearl Mine produced 5,381 ounces and 4,459 ounces of gold and silver, respectively.

The following Production Statistics table summarizes certain information about our Isabella Pearl operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Ore mined
Ore (tonnes)	82,169	-	770,446	-
Gold grade (g/t)	0.75	-	0.70	-
Low-grade stockpile (tonnes)
Ore (tonnes)	83,394	-	472,120	-
Gold grade (g/t)	0.47	-	0.52	-
Waste (tonnes)	1,248,891	-	2,947,339	-
Metal production (before payable metal deductions) (1)
Gold (ozs.)	3,703	-	5,381	-
Silver (ozs.)	3,487	-	4,459	-

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

Consolidated Other Financial Results

Mine gross profit.  For the three months ended September 30, 2019, mine gross profit increased by $6.0 million or 183% compared to the same period in 2018. The increase was primarily due to metals sales as a result of higher average realized prices as compared to 2018. For the nine months ended September 30, 2019, mine gross profit decreased $4.5 million or 17% as compared to the same period in 2018.  The decrease was a result of higher treatment charges and increased production costs related to the increased throughput.  These increased costs were offset with higher average realized prices. The three and nine months ended September 30, 2019 included a net realizable value inventory adjustment of $1.6 million for Isabella Pearl that reduced consolidated mine gross profit.  This adjustment was primarily due to initial low grade ore that was placed on the leach pad during production ramp up.

General and administrative expenses. For the three and nine months ended September 30, 2019, general and administrative expenses did not materially change from the same periods in 2018.   For the three and nine months ended September 30, 2019, general and administrative expenses were $2.2 million and $6.9 million, as compared to $2.1 million and $6.7 million for the same periods in 2018.

Exploration expenses. For the three and nine months ended September 30, 2019, exploration expenses totaled $1.1 million and $3.2 million as compared to $1.3 million and $3.7 million for the three and nine months ended September 30, 2018, respectively.  The decreased exploration expense was primarily the result of decreased drilling at our Alta Gracia project in Mexico. In addition in 2018, we completed exploration on and abandoned our Gold Mesa project and as a result, no exploration costs were incurred in 2019 related to Gold Mesa.

Other  expense, net.  For the three and nine months ended September 30, 2019, we recorded other expense of $0.6 million and $0.5 million as compared to other expense of $0.6 million and $1.4 million for the same periods in 2018. The $0.9 decrease for the nine months ended September 30, 2019 was a result of less currency exchange losses in the 2019 periods due to changes in the Mexican Peso exchange rate, less losses on disposals of fixed assets, and unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices.  Other expense for the three months ended September 30, 2019 did not materially change from the same period in 2018.  Please see Note 17 to the Condensed Consolidated Financial Statements for additional information.

Provision for income taxes.  For the three and nine months ended September 30, 2019, our provision for income taxes was $2.4 million and $4.9 million, respectively, as compared to $0.1 million and $5.5 million for the three and nine months ended September 30, 2018, respectively. The increase in 2019 is commensurate with our decrease in income before income taxes as compared to 2018. Please  see Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net income.  For the three and nine months ended September 30, 2019, we recorded net income of $3.0 million and $5.7 million as compared to net loss of $0.8 million and net income of $8.4 million for the corresponding periods in 2018.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures which we believe will assist with understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce, and total all-in sustaining cost per ounce (“AISC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation, or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

For financial reporting purposes, we report the sale of base metals as part of our revenue.  Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost after by-product credits for our Oaxaca Mining Unit. We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after by-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead and zinc as by-product credits is appropriate because of their lower individual economic value compared to gold and silver and due to the fact that gold and silver are the primary products we intend to produce.  For our Nevada Mining Unit, silver sales are treated as a by-product.

Total cash cost, after by-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

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

Cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce and AISC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by precious metal gold equivalent ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table provides a reconciliation of Oaxaca and Nevada Mining Units’ total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Oaxaca Mining Unit
Total cash cost after by-product credits	$2,139	$5,507	$8,343	$3,140
Treatment and refining charges	(3,723)	(1,164)	(10,838)	(4,322)
By-product credits	20,556	12,989	57,154	51,616
Depreciation and amortization	5,647	3,515	12,955	10,587
Reclamation and remediation	18	87	49	379
Share-based compensation allocated to production costs	26	31	32	43
Total Oaxaca Mining Unit mine cost of sales	24,663	20,965	67,695	61,443
Nevada Mining Unit
Total cash cost after by-product credits	4,508	-	5,095	-
Treatment and refining charges	(7)	-	(9)	-
Depreciation and amortization	1,582	-	1,961	-
Reclamation and remediation	2	-	28	-
Total Nevada Mining Unit mine cost of sales	6,085	-	7,075	-

Total consolidated mine cost of sales	$30,748	$20,965	$74,770	$61,443

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC for our Oaxaca Mining Unit:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$22,695	$18,496	$65,497	$54,756
By-product credits (2)	(20,556)	(12,989)	(57,154)	(51,616)
Total cash cost after by-product credits	2,139	5,507	8,343	3,140
Sustaining capital expenditures	2,690	6,413	9,298	18,110
Sustaining general and administrative expenses	825	744	2,475	2,232
Total all-in sustaining cost	$5,654	$12,664	$20,116	$23,482

Precious metal gold equivalent ounces sold (3)	10,887	9,466	29,762	32,454

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$2,085	$1,954	$2,201	$1,687
By-product credits per precious metal gold equivalent ounce sold	(1,888)	(1,372)	(1,920)	(1,590)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	197	582	281	97
Other sustaining expenditures per precious metal gold equivalent ounce sold	323	756	396	627
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$520	$1,338	$677	$724

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarize our Oaxaca Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,554	$2,115	$7,357	$7,186
Lead sales	4,402	3,678	11,777	11,018
Zinc sales	13,600	7,196	38,020	33,412
Total sales from by-products (1)	$20,556	$12,989	$57,154	$51,616

(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 19 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$235	$223	$247	$221
Lead sales	404	389	396	339
Zinc sales	1,249	760	1,277	1,030
Total by-product credits per precious metal gold ounces sold	$1,888	$1,372	$1,920	$1,590

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC for our Nevada Mining Unit:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$4,571	$-	$5,168	$-
By-product credits (2)	(63)	-	(73)	-
Total cash cost after by-product credits	$4,508	$-	$5,095	$-
Sustaining exploration expenses	88	-	88	-
Total all-in sustaining cost	$4,596	$-	$5,183	$-

Precious metal gold equivalent ounces sold (3)	4,086	-	5,224	-

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,119	$-	$989	$-
By-product credits per precious metal gold equivalent ounce sold	(15)	-	(14)	-
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	1,103	-	975	-
Other sustaining expenditures per precious metal gold equivalent ounce sold	22	-	17	-
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$1,125	$-	$992	$-

(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarize our Nevada Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
By-product credits by dollar value:
Silver sales	$63	$-	$73	$-
Total sales from by-products (1)	$63	$-	$73	$-

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
By-product credits per precious metal gold equivalent ounce sold:
Silver sales	$15	$-	$14	$-
Total by-product credits per precious metal gold ounces sold	$15	$-	$14	$-

Liquidity and Capital Resources

As of September 30, 2019, we had working capital of $22.5 million, consisting of current assets of $48.8 million and current liabilities of $26.3 million. This represents an increase of $8.7 million from the working capital balance of $13.8 million at December 31, 2018. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.  Since the fourth quarter of 2018, our working capital has been supplemented by sales of our common stock under the ATM program.  Our September 30, 2019 working capital was negatively affected by the current operating lease liability of $8.6 million as a result of the adoption of the new leasing standard in 2019. Please see Note 13 to the Condensed Consolidated Financial Statements for more information.

Cash and cash equivalents increased $1.0 million to $8.8 million during the first nine months of 2019.

Net cash provided by operating activities for the nine months ended September 30, 2019 was $7.8 million compared to $20.8 million for the same period in 2018. The $13 million decrease is primarily due to changes in operating assets and liabilities, primarily inventories related to Isabella Pearl and receivables.

Net cash used in investing activities of $29.2 million for the nine months ended September 30, 2019 increased $3.1 million from the same period in 2018 as a result of additional Isabella Pearl mine development and construction of the Isabella Pearl ADR plant.

Net cash provided by financing activities for the three months ended September 30, 2019 was $22.7 million compared to cash used of $0.3 million for same period in 2018 due to proceeds from the sale of our common shares under the ATM agreement in 2019.  During the nine months ended September 30, 2019, we sold 6,625,588 shares of common stock under the ATM Agreement for net proceeds of $24.4 million.

While we reserve the right to further utilize the ATM Agreement, we currently do not foresee the need to do so as we believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.

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

Contractual Obligations

There have been no material changes in our contractual obligations since December 31, 2018 other than the reclassification of our operating lease obligation from our contract mining agreement as a result of the adoption of the new leasing standard on January 1, 2019.  As a result of this adoption, we reclassified $13.7 million from contract mining obligations to lease obligations.

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

Changes in Internal Control Over Financial Reporting  – There were no changes that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended September 30, 2019, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: October 29, 2019		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: October 29, 2019		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer