Form 10-K
period 2019-12-31
GOLD RESOURCE CORP
filed 2020-03-02
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(303) 320-7708

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	GORO	NYSE American

Securities registered under Section 12(g) of the Act:

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

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $212,855,186 based on the closing price of the common stock of $3.38 as reported on the NYSE American.

As of February 28, 2020, there were 65,691,527 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2020 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

In addition to the specific factors identified under Item 1A. Risk Factors in this report, other uncertainties that could affect the accuracy of forward-looking statements include:

•	Commodity price fluctuations;
•	Mine protests and work stoppages;
•	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations;
•	Decisions of foreign countries and banks within those countries;
•	Unexpected changes in business and economic conditions, including the rate of inflation;
•	Changes in interest rates and currency exchange rates;
•	Timing and amount of production;
•	Technological changes in the mining industry;
•	Our operating costs and other costs of doing business;
•	Access to and availability of materials, equipment, supplies, labor and supervision, power and water;
•	Results of current and future feasibility studies;
•	The level of demand for our products;
•	Changes in our business strategy, plans and goals;
•	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
•	Litigation by private parties or regulatory action by governmental entities;
•	Acts of God such as floods, earthquakes and any other natural disasters; and
•	The uncertainty of mineralized material estimates and timing of mine construction and attaining commercial production levels.

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

PART I

ITEM 1.        BUSINESS

History and Organization

Gold Resource Corporation was organized under the laws of the State of Colorado on August 24, 1998. We are a producer of metal concentrates that contain gold, silver, copper, lead and zinc, and doré containing gold and silver from the Aguila and Alta Gracia projects in the southern state of Oaxaca, Mexico (“Oaxaca Mining Unit”) and the Isabella Pearl Mine in Nevada, United States of America (“Nevada Mining Unit”).

Our operations in Oaxaca are conducted through our Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“DDGM”). Our Nevada exploration, development and operations are performed through two wholly-owned subsidiaries, GRC Nevada Inc. and Walker Lane Minerals Corp. (“Walker Lane”).

The Aguila project includes the Arista underground mine and processing facility, which commenced operation in 2010, initially from the Aguila open pit mine, followed by development and mining the Arista underground mine.  The Arista Mine was expanded in 2016 with the development of the Switchback vein system.  The Arista underground mine is located approximately two kilometers from the processing facility.  The Alta Gracia project includes the Mirador underground mine which began operations in 2017.  The Aguila processing facility produces metal concentrates and doré from ore mined from both the Arista and Mirador Mines. The Aguila and Alta Gracia projects include a total of approximately 29,547 hectares of mining concessions, access roads from a major highway, haul roads, a processing facility, and adjoining buildings, an assay lab, an open pit and underground mines, tailings facilities and other infrastructure. Please see Item 2. Properties for maps and additional information.  Most of the production from the Aguila and Alta Gracia projects from 2011 to present has been from the Arista Mine.

On August 12, 2016, we acquired all of the outstanding stock of Walker Lane, which included the Isabella Pearl project.  Construction of the Isabella Pearl Mine commenced in June 2018, was substantially completed in April 2019 and commercial production levels were achieved in October 2019.  We also continue exploration and evaluation work on our portfolio of other precious metal properties in our Nevada Mining Unit and continue to evaluate other properties for possible acquisition.

In this report, “Company,” “our,” “us” and “we” refer to Gold Resource Corporation together with our subsidiaries, unless the context otherwise requires.  See glossary on page 33 for additional definitions.

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

2019 Developments

For the year ended December 31, 2019, we reported revenue of $135.4 million, mine gross profit of $29.1 million and net income of $5.8 million. Approximately 89% of our 2019 revenue was from the Oaxaca Mining Unit.  We achieved our Oaxaca Mining Unit’s annual production outlook of 27,000 gold ounces and 1,700,000 silver ounces within our planned range of plus or minus 10%.  Our annual 2019 mill production from our Oaxaca Mining Unit totaled 29,435 gold ounces, 1,722,852 silver ounces, 1,859 copper tonnes, 9,202 lead tonnes and 23,683 zinc tonnes. Our Isabella Pearl Mine in Nevada produced its first doré in April 2019.  Our 2019 doré production from our Nevada Mining Unit totaled 10,883 gold ounces and 9,752 silver ounces.

Oaxaca Mining Unit

During 2019, we continued to develop the Arista underground mine, including the Switchback vein system.  In 2019, we continued bulk tonnage mining techniques at Switchback, while also processing a large amount of development ore.  We completed construction of the three critical capital projects which were started in 2018.  These projects are the paste fill plant, the tailings lift, and the power grid project.

In addition to the Arista underground mine, we continued to develop the Mirador Mine in 2019 and consistently delivered development ore to the Aguila processing facility.  While difficult ground conditions slowed development at times, we continued to target higher grade areas in the mine.  We have built, commissioned and continued to develop and operate the Mirador Mine with internally generated cash flow.

Nevada Mining Unit

During 2019, we completed construction of the Isabella Pearl Mine and began producing and selling gold doré.    During the year, we were mining lower-grade ore in order to access the higher-grade portions of the Pearl deposit.

Dividends

During 2019, we paid $0.02 per share on an annualized basis from January to October of 2019, when it was then increased to $0.04 per share on an annualized basis beginning in November 2019. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing investment for the replacement, modernization or expansion of equipment and facilities. For more information, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below. We maintain insurance policies against property loss and business interruption and insure against most risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Please see Item 1A. Risk Factors, below for additional information.

Environmental Matters

We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mines have reclamation plans in place that we believe meet all applicable legal and regulatory requirements. At December 31, 2019, $5.6 million was accrued on our consolidated balance sheet for reclamation costs relating to operating and exploration properties in the U.S. and Mexico.

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

For operations at our Oaxaca Mining Unit, we have secured and continue to maintain various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. These laws and regulations are continually changing and are generally becoming more restrictive. We have received the required local community support for the Aguila and Alta Gracia projects in the area where we are currently producing.

For our operations at our Nevada Mining Unit, we have obtained the permits necessary to develop, construct, and operate our Isabella Pearl Mine.  In connection with our mining operation and exploration activities in Nevada, we are subject to various federal, state and local laws and regulations governing protection of the environment, including, but not limited to, the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive.

Customers

During the year ended December 31, 2019, two customers accounted for 91% of our revenue in our Oaxaca Mining Unit and one customer accounted for 100% of our sales in our Nevada Mining Unit.  In the event that our relationship with any of the customers is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Employees and Contractors

We have approximately sixty-four full-time employees, six of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 566 individuals employed by third parties in Mexico and Nevada and also use various independent contractors for environmental permitting, mining, surface exploration drilling and trucking.

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

We derive a significant portion of our revenue from the sale of gold, silver, and zinc, and to a lesser extent copper and lead, and our results of operations will fluctuate as the prices of these metals change.  A period of significant and sustained lower metal prices would materially and adversely affect our results of operations and cash flows. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event metal prices decline or remain low for prolonged periods of time, we might be unable to develop our existing exploration properties, which may adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties, including a material diminution in the price of metals.

During 2019, the price of gold, as measured by the London P.M. fix, fluctuated from a low of $1,270 per ounce to a high of $1,546 per ounce while the price of silver fluctuated from a low of $14.38 per ounce to a high of $19.31 per ounce. As of February 28, 2020, gold and silver prices were $1,610 per ounce and $17.19 per ounce, respectively. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2015	2016	2017	2018	2019
Gold:
High	$1,297	$1,366	$1,346	$1,355	$1,546
Low	$1,049	$1,077	$1,151	$1,178	$1,270
Average	$1,160	$1,251	$1,257	$1,268	$1,393
Silver:
High	$18.23	$20.71	$18.56	$17.52	$19.31
Low	$13.71	$13.58	$15.22	$13.97	$14.38
Average	$15.68	$17.14	$17.04	$15.71	$16.21

Most of our production is currently derived from a single mine and any interruptions or stoppages in our mining activities would adversely affect our revenue. We are largely dependent on revenues from a single mine to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to generate revenue following such interruption. Additionally, if we are unable to economically develop additional mines, we will eventually deplete the body of mineralized material and will no longer generate revenue sufficient to fund our operations. A decrease in, or cessation of, our mining operations at this mine would adversely affect our financial performance and may eventually cause us to cease operations.

If we are unable to achieve anticipated gold and silver production levels, our financial condition and results of operations will be adversely affected. We have been processing ore from the Arista and Mirador underground mines at the Aguila and Alta Gracia projects, respectively, and from our open pit mine at our Isabella Pearl project based on estimates of mineralized material identified during exploration and in our Proven and Probable Reserve report. However, risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Sales of gold and silver that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies and reports. If sales of gold and silver are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock and you may lose part or all of your investment.

Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates. The proven and probable reserves stated in this report represent the amount of gold, silver, copper, lead and zinc that we estimated, at December 31, 2019, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold, silver, copper, lead and zinc as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change.  If we determine that certain of our estimated reserves or mineralized material have become uneconomic, we may be forced to reduce our estimates.  Actual production may be significantly less than we expect.

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

Our current property portfolio is limited to three producing properties and our ability to remain profitable over the long-term will depend on our ability to expand the known deposits like Arista, Mirador, and Isabella Pearl, and /or identify, explore and develop additional properties in Mexico and Nevada. Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, capital intensive, involves many risks and is frequently unproductive. Our current or future exploration programs may not result in new mineral producing operations. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

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

We may not continue to be profitable. During the fiscal years ended December 31, 2019, 2018 and 2017, we reported net income of $5.8 million, $9.3 million, and $4.2 million, respectively. We have accumulated retained earnings of $16.9 million as of December 31, 2019. Metal prices have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and you may lose all or part of your investment.

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

A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.  We rely on refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré and gold, silver, copper, lead and zinc concentrate produced by our mines. Access to refiners and smelters on economic terms is critical to our ability to sell our products to buyers and generate revenues. We periodically enter into agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States, and we believe we currently have contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Any such delay or loss of access may significantly impact our ability to sell doré and concentrate products. We cannot ensure that alternative refiners or smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

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

Increased operating and capital costs could adversely affect our results of operations.  Costs at any particular mining location are subject to variation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing- related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs at any significant location could have a significant effect on our results of operation and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the results of operation and cash flow generated from existing operations, as well as the economic returns anticipated from new projects.

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

Construction, start-up, and ramp-up of mine and process facilities is subject to all of the risks inherent in construction and operation, including delays and costs of construction in excess of our projections and differing recovery vs. our projections of minerals.  Many factors could increase the costs of ongoing mine and process facility operations, including:

•	Design, engineering and construction difficulties or delays;
•	Cost overruns;
•	Our failure or delay in obtaining necessary ongoing legal, regulatory and other approvals;
•	Interruptions in the supply of the necessary equipment, or construction materials or labor or an increase in their price;
•	Injuries to persons and property;
•	Opposition of local and or Non-Governmental-Organization interests; and
•	Natural disasters, accidents, political unrest or unforeseen events.

If any of the foregoing events were to occur, our financial condition could be adversely affected and we may be required to seek additional capital, which may not be available on commercially acceptable terms, or at all. If we are unable to achieve our projected ramp up of the project, we may not be able to recover any costs already incurred and result in a materially adverse effect on our business, results of operations, financial condition, and cash flows.

Our operations are subject to ongoing permitting requirements which could result in the delay, suspension or termination of our operations.  Our operations, including our ongoing exploration drilling programs and production, require ongoing permits from governmental authorities. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.  We have from time to time relied on third party environmental firms to assist in our efforts to obtain and remain current with required regulations and permits.  While we attempt to manage and oversee third party firms, we are dependent on the firm to operate in a professional and knowledgeable manner.

Continuation of our mining operations is dependent on the availability of sufficient and affordable water supplies.  Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our properties in Mexico and Nevada are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on our ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although each of our operating mines currently has sufficient water rights and claims to cover its operating demands, we cannot predict the potential outcome of pending or future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in our inability to maintain production at current or expected levels, require us to curtail or shut down mining production and prevent us from pursuing expansion or development opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could also limit access to sufficient water resources, thus adversely affecting our operations.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. At December 31, 2019, our net deferred tax assets were $4.6 million.

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

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses. Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

•	Economically insufficient mineralized material;
•	Fluctuation in production costs that make mining uneconomic;
•	Labor disputes;
•	Unanticipated variations in grade and other geologic problems;
•	Environmental hazards;
•	Water conditions;
•	Difficult surface or underground conditions;
•	Industrial accidents;
•	Metallurgical and other processing problems;
•	Mechanical and equipment performance problems;
•	Failure of pit walls, dams, declines, drifts and shafts;
•	Unusual or unexpected rock formations;
•	Personal injury, fire, flooding, cave-ins and landslides; and
•	Decrease in the value of mineralized material due to lower gold, silver prices, and other metal prices.

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

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose part or all of your investment. In addition to other risk factors identified and due to volatility associated with equity securities in general, the value of your investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

•	Changes in the worldwide price for gold and/or silver;
•	Adverse results from our exploration, development, or production efforts;
•	Producing at rates lower than those targeted;
•	Political and regulatory risks;
•	Weather conditions, including unusually heavy rains;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Investor perception of our industry or our prospects;
•	Lawsuits;
•	Economic impact from spread of disease;
•	Actions by government or central banks; and
•	General economic trends.

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

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. As of February 28, 2020, there were 65,691,527 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. In addition, we can issue blocks of our common stock in amounts up to 20% of the then-outstanding shares without further shareholder approval. Because we have issued less of our common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

We currently have 100% interest in ten properties in the Americas. Six of our properties, including two Operating Properties and four Exploration Properties, are within our Oaxaca Mining Unit located in Oaxaca, Mexico, along the San Jose structural corridor. In addition, we have one Operating and three Exploration Properties within our Nevada Mining Unit located in south central Nevada, U.S.A in the Walker Lane Mineral Belt.

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

As of December 31, 2019, our estimate of Proven and Probable (“P&P”) reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper %	Lead %	Zinc %
Oaxaca Mining Unit Total
Arista Mine
Proven	2,591,700	2.04	112	3.43	169,600	9,295,900	285,900	0.4	1.7	4.9
Probable	163,700	1.47	172	3.62	7,800	906,400	19,000	0.3	1.3	4.0
Arista Mine Total	2,755,400	2.00	115	3.44	177,400	10,202,300	304,900	0.4	1.7	4.8
Mirador Mine
Proven	75,500	0.75	365	5.31	1,800	885,700	12,900
Probable	700	1.33	393	6.25	100	8,400	100
Mirador Mine Total	76,200	0.76	365	5.32	1,900	894,100	13,000
Oaxaca Mining Unit Total	2,831,600	1.97	122	3.58	179,300	11,096,400	317,900
Nevada Mining Unit Total
Isabella Pearl Mine
Proven	893,300	5.39	35	5.82	154,800	998,000	167,300
Probable	1,354,100	1.50	7	1.59	65,300	312,700	69,200
Isabella Pearl Mine Total	2,247,400	3.05	18	3.27	220,100	1,310,700	236,500
Nevada Mining Unit Total	2,247,400	3.05	18	3.27	220,100	1,310,700	236,500
Total	5,079,000	2.45	76	3.40	399,400	12,407,100	554,400

Notes to the 2019 P&P reserves:

1.

Metal prices used for P&P reserves were $1,306 per ounce of gold, $16.32 per ounce of silver, $2.83 per pound of copper, $0.99 per pound of lead and $1.27 per pound of zinc.  These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

2.	Precious metal gold equivalent is 80.03:1 using gold and silver only to calculate gold equivalencies.
3.

A breakeven Net Smelter Return (“NSR”) cutoff grade of $76 per tonne was used for estimations of P&P reserves at the Arista Mine.  The term “cutoff grade” means the lowest NSR value considered economic to process.

4.

No appreciable amounts of base metals are present in the veins identified to-date at the Mirador Mine at the Alta Gracia project.  A breakeven cutoff grade of 2.50 g/t gold-equivalent (AuEq) was used for proven and probable reserves at the Mirador Mine using gold and silver only to calculate gold equivalencies.

5.	Mining, processing, energy, administrative and smelting/refining costs were based on 2019 actual costs for the Oaxaca Mining Unit.
6.

Arista Mine metallurgical recovery assumptions used were 78% for gold, 91% for silver, 78% for copper, 78% for lead and 81% for zinc.  Mirador Mine metallurgical recovery assumptions used were 87% for gold and 88% for silver.  These recoveries reflect 2019 actual average recoveries for the Aguila and Alta Gracia projects.

7.	P&P reserves are diluted and factored for expected mining recovery.
8.	Minimum mining width for P&P reserves is 1.5 meters for the Arista and Mirador underground mines.
9.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.44 Au g/t.
10.	Mining, processing, energy, administrative and smelting/refining costs were based on 2019 actual costs for the Isabella Pearl Mine.
11.

Metallurgical gold recovery assumptions used for the Isabella Pearl project were 81% for crushed ore and 60% for ROM ore.  These recoveries reflect predicted average recoveries from metallurgical test programs.

12.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
13.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

For comparison, at December 31, 2018, our estimate of P&P reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Precious Metal Gold Equivalent g/t	Gold Ounces	Silver Ounces	Precious Metal Gold Equivalent Ounces	Copper %	Lead %	Zinc %
Oaxaca Mining Unit Total
Arista Mine
Proven	2,669,000	1.87	112	3.35	160,500	9,574,900	287,000	0.4	1.5	4.6
Probable	279,900	1.88	115	3.40	17,000	1,032,400	30,600	0.3	1.3	3.7
Arista Mine Total	2,948,900	1.87	112	3.35	177,500	10,607,300	317,600	0.4	1.5	4.5
Mirador Mine
Proven	107,000	0.69	495	7.23	2,400	1,704,000	24,900
Probable	21,300	0.62	409	60.30	400	280,000	4,100
Mirador Mine Total	128,300	0.68	481	7.03	2,800	1,984,000	29,000
Oaxaca Mining Unit Total	3,077,200	1.82	127	3.50	180,300	12,591,300	346,600
Nevada Mining Unit Total
Isabella Pearl Mine
Proven	719,800	5.65	35	6.10	130,700	801,600	141,300
Probable	2,214,600	1.18	5	1.25	84,100	375,100	89,000
Isabella Pearl Mine Total	2,934,400	2.28	12	2.44	214,800	1,176,700	230,300
Nevada Mining Unit Total	2,934,400	2.28	23	2.44	214,800	1,176,700	230,300
Total	6,011,600	2.04	71	2.99	395,100	13,768,000	576,900

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

12.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
13.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

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

As of December 31, 2019, our estimate of mineralized material was:

Description	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Arista Mine	1,574,700	1.46	141	0.2	1.2	3.4
Alta Gracia	170,400	0.77	376
Margaritas	26,000	0.51	260
Oaxaca Mining Unit Total	1,771,100

Notes to the 2019 mineralized material:

1.	Mineralized Material is exclusive of P&P Reserves.
2.

Metal prices used for mineralized material were $1,306 per ounce of gold, $16.32 per ounce of silver, $2.83 per pound of copper, $0.99 per pound of lead and $1.27 per pound of zinc.  These prices reflect the three-year trailing average prices for gold, silver, copper, lead and zinc.

3.

A breakeven Net Smelter Return (“NSR”) cutoff grade of $76 per tonne was used for estimations of mineralized material.  The term “cutoff grade” means the lowest NSR value considered economic to process.

4.

No appreciable amounts of base metals are present in the veins identified to-date at the Alta Gracia project including the Mirador Mine, and the Margaritas project.  A breakeven cutoff grade of 2.50 g/t gold-equivalent (AuEq) was used for mineralized material at the Alta Gracia and Margaritas projects using gold and silver only to calculate gold equivalencies at a ratio of 80.03 to 1.

5.

Arista Mine metallurgical recovery assumptions used were 78% for gold, 91% for silver, 78% for copper, 78% for lead and 81% for zinc.  Alta Gracia and Margaritas projects metallurgical recovery assumptions used were 87% for gold and 80% for silver. These recoveries reflect 2019 actual average recoveries for the Aguila and Alta Gracia projects.

6.	Mineralized material is diluted and factored for expected mining recovery.
7.	Minimum mining width for mineralized material is 1.5 meters for the Arista Mine and the Alta Gracia and Margaritas projects.
8.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.
9.	100% of the Isabella Pearl project pit contained mineralized material was converted to reserves.

For comparison, at December 31, 2018, our estimate of mineralized material was:

Description	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Arista Mine	1,843,900	1.59	110	0.3	1.2	3.7
Alta Gracia	66,600	0.63	363
Margaritas	26,000	0.51	260
Oaxaca Mining Unit Total	1,936,500

Notes to the 2018 mineralized material:

1.	Mineralized Material is exclusive of P&P Reserves.
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

Our P&P Reserve and Mineralized Material estimates were prepared by our technical staff under the direction of Fred H. Brown, Senior Resource Geologist, and Barry Devlin, Vice President of Exploration.  Mr. Brown graduated with a Bachelor of Science degree in Geology from New Mexico State University in 1987, obtained a Graduate Diploma in Engineering (Mining) in 1997 from the University of the Witwatersrand and a Master of Science in Engineering (Civil) from the University of the Witwatersrand in 2005.  He is registered with the Association of Professional Engineers and Geoscientists of British Columbia and as a Professional Geoscientist and the Society for Mining, Metallurgy and Exploration as a Registered Member.  Mr. Devlin holds a Bachelor of Science degree with honors in Geology, 1981, and a Masters in Geology, 1987, from the University of British Columbia. He is also a Professional Geologist registered with the Association of Professional Engineers and Geoscientists of British Columbia.

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

PUEBLA
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Santiago Juxtlahuaca
OAXACA
Santa Maria Asuncion Tlaxiaco
Oaxaca
VERACRUZ
Sarabia
GUERRERO
El Rey
Las Margaritas
El Chamizo
El Aguila
El Barrio de la Soledad
Union Hidalgo
Juchitan de Zaragoza
San Francisco Ixhuatan
CHIAPAS
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juguila
Alta Gracia
El Fuego
Salina Cruz
San Pedro Mixtepec
Therra Blanca
Puerto Escondido
Chacalapa
San Pedro Pochutla
Puerto Angel
Pacific Ocean
Gulf of Tehuantepect
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State

We are granted concessions from the Mexican federal government to explore and mine our properties in Mexico.  We hold certain properties directly as the concession holder and lease other properties from a third party. As of December 31, 2019, our Oaxaca Mining Unit encompassed approximately 55,119 hectares (136,199 acres) covered by 24 mining concessions and 5 lease concessions.  The annual concession fees are $728,929 and we have made all necessary payments for 2019.  Please see Mining Concessions and Regulations in Mexico, below.

Operating Properties

Aguila Project

Background: The Aguila project currently comprises 18 mining concessions aggregating 24,372 hectares.

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

Additional improvements at the site include installation of diesel generation power plants and switch gear, paving a three-kilometer section of the road from the mine to the processing facility, construction of a new surface maintenance garage and fuel station, construction of haul roads from the mine site to the processing facility, office space at the processing facility, an assay lab, an exploration office, tailings impoundment facilities, a paste fill plant and other infrastructure.

In 2019, we completed the power grid project and now nearly all power to the site is provided from the Mexican power grid.

Exploration Activities:

Our exploration activities during 2019 mainly focused on underground exploration drilling at the Arista and Switchback vein systems in the Arista Mine.  The Switchback drilling program continued to target further expansion and delineation of the multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization.  The Switchback vein system extends for over one kilometer and remains open on strike and vertical extent.

Underground drilling during 2019 also continued to expand the ore zones in the Arista Mine, mainly on the Baja, Santiago and Splay 31 veins of the Arista vein system currently in production, and two new veins, Sadie and Sasha, discovered in the Switchback vein system.  Thirty-four underground diamond drill holes totaling 11,795 meters were completed at the Aguila project during 2019.  Surface geologic mapping and rock chip sampling was also conducted in the vicinity of the Arista Mine, the Aguila open pit and other prospects of the Aguila project.

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

In 2017, two mine portals were developed to provide access to the Mirador vein. Mine site offices and a mobile equipment maintenance shop were established adjacent to the Aguacate portal. Additionally, a diesel power generation plant, compressed air and a mine water pumping station were developed and put into service.  In 2018, old workings were improved to create a second access to the vein system called Independencia. The portal for this access is located approximately 500 meters southwest of the Mirador portal. Development is now established to the mineralization delineated within the Mirador’s Independencia vein during the 2018 and 2019 drill campaigns.

Ore from the Mirador Mine, primarily silver, is transported by contracted haul trucks to and processed at our agitated leach plant at the Aguila processing facility, with final product being doré.

Exploration Activities: The 2019 Alta Gracia surface and underground drill campaign focused primarily on the Independencia vein.  The goal of this drill campaign was to test the extensions of the high-grade ore shoot previously identified on the Independencia vein.  In 2019, we completed 18 step-out and in-fill diamond drill holes totaling 2,327 meters at Alta Gracia.  Surface and underground geological mapping and sampling along with detailed topographic surveying also continued in the historic mining areas at Alta Gracia, mainly at the Aguacatillo prospect.  A surface geochemical soil sampling program was also carried out to the west, along the projected extension of the Independencia vein.  The new information was used for estimation of reserves and mineralized material and to guide future follow-up drilling programs.  To date, over 49 veins have been identified and modelled at the Alta Gracia Project at or near its Mirador Mine.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning our mining operations at the Aguila project.

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession. It is comprised of approximately 925 hectares located along our 55-kilometer mineralized trend and adjacent to the Aguila  project

In 2019, we continued to review results from previous surface drilling, surveying, detailed geological mapping and rock chip channel sampling for the Margaritas property.  Additional rock chip channel sampling of historic workings and expansion of the soil and rock geochemical program were also carried out in the Trenes mineralized zone.  This included identification of significant historic small-scale mine workings called “Chileños” in the Trenes area.  A future follow-up surface diamond drilling program is targeted for Trenes.  Trenes is located approximately 10-kilometers northwest of the Arista Mine along our 55-kilometer mineralized trend.

Chamizo Property

In June 2011, we acquired an exploration concession from the Mexican government of approximately 17,898 hectares referred to as Chamizo.  In March 2013, we acquired a property known as Cerro Colorado from Almaden Minerals, Ltd. (Almaden) consisting of approximately 1,860 hectares. The Cerro Colorado property is surrounded by our Chamizo concession and we include it as part of the Chamizo property. Any future production from the Cerro Colorado concession is subject to a 2% net smelter return royalty in favor of Almaden.

Because of the close proximity of Chamizo to Alta Gracia, exploration activity began on this property during late 2011 and to date has included geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters. We completed the acceptable minimum amount of work required to maintain the claims during 2019 and target the same amount of work in 2020.

Fuego Property

In March 2013, we acquired the Fuego property from Almaden subject to a 2% net smelter return royalty. The Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and Chamizo properties. In 2013, Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling has been conducted on the Fuego property allow us to meet the acceptable minimum amount of work required to maintain the claims.  We do not anticipate any significant exploration activities at El Fuego in 2020. However, we plan to conduct the acceptable minimum amount of work required to maintain the claims.

Rey Property

The Rey property consists of concessions on the far northwest end of our 55-kilometer mineralized corridor in the State of Oaxaca known as Rey, El Virrey, La Reyna and El Marquez. The Rey property consists of 2,774 hectares.  We acquired the Rey concession from a third party, and it is subject to a 2% net smelter return royalty payable to them on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The Rey property is located approximately 64.4 kilometers by road from the Aguila project. There is no plant or equipment on the Rey property. If exploration is successful, any mining would probably require an underground mine where mineralized material could be trucked to the Aguila processing facility for processing.  To date, we have drilled 48 core holes for a total of 5,273 meters at the Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling. We ceased work at the Rey property during 2012, following a request to obtain additional approvals from local community agencies. In 2020, we plan to continue working with the local agencies and anticipate resolving the matter, but we have no assurance that we will be able to resume our exploration activities in the near term.  If the matter is resolved, we plan to conduct follow-up drilling and exploration based on the drilling done in 2007 and 2008.  We do not anticipate any significant exploration activities at Rey in 2020.  However, we plan to conduct the acceptable minimum amount of work required to maintain the claims.

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

Nevada Mining Unit

In Nevada, we are the owner of four properties totaling 973 unpatented mining claims covering approximately 17,715 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented mining claims without payments of production royalties to the U.S. government, subject to the surface management regulation of the BLM.  Currently, annual claim maintenance fees are the only federal payments related to unpatented mining claims.  Annual maintenance fees of $172,355 were paid during 2019.

In addition to the unpatented claims, we also own 17 patented mining claims covering approximately 276 acres and an additional 200 acres of fee lands in Mineral County, Nevada.  Patented claims and fee lands unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2020.

Our properties in Nevada are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver production.  Activities at our properties in Nevada range from exploration at East Camp Douglas and County Line to mineral delineation at Mina Gold to production at Isabella Pearl.  We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined in the nearby Paradise Peak, Borealis, Bodie, Tonopah, and Goldfield districts.

Our primary focus is to discover, delineate and advance potential open pit heap leach gold operations, in addition to Isabella Pearl, at our Nevada Mining Unit.  We believe that our Nevada properties are highly prospective based on their geology, surface samples, drill results, and close proximity to past and current high-grade gold and silver producing mines. We also target equipment sharing synergies whereby we may move equipment from one project to the next due to their close proximity (approximately 20 miles or less) to each other.  The map below shows the general location of our properties (yellow stars) and significant nearby gold deposits held by other parties (red stars) within Nevada:

OREGON
IDAHO
McDermitt
Owyhee
Mountain City
Jackpot
Orovada
Paradise Valley
95
Montello
Winnemucca
Golconda
Deeth
Wells
80
Valmy
Elko
Spring Creek
West Wendover
Gerlach
Imlay
Battle Mountain
80
Carlin
Lee
93
93A
Ruby Valley
80
Walker Lane
Lovelock
Mineral Belt
Sutcliffe
Nixon
395
Fernley
95
Reno
50A
Fallon
Sparks
Austin
Eureka
93
McGill
Virginia City
50
Silver Springs
50
50
Ely
Carson City
95
50
Rawhide Mine
6
6
Yerington
95A
Baker
Minden
Gabbs
Paradise Peak Mine
Schurz
Great Basin Nat. Park
County Line
Smith
Walker Lake
Round Mountain Mine
Lund
Isabella Pearl
95
UTAH
Hawthorne
Mina Gold
6
93
East Camp Douglas
Mina
6
6
Tonopah
Pioche
Panaca
Silver Peak
Goldfield
Hiko
Caliente
Alamo
95
93
Beatty
Mesquite
CALIFORNIA
Moapa
Mercury
Indian Springs
Death Valley National Park
95
15
Overton
Pahrump
Las Vegas
Henderson
Spring Valley
N
Boulder City
Jean
0
60 miles
120
Sandy Valley
95
ARIZONA
Primm
0
100 kilometers
200
Searchlight
15
Cal-Nev-Ari
Laughlin

Operating Properties

Isabella Pearl

Background:  In August 2016, we purchased Walker Lane, which owns a 100% interest in the Isabella Pearl project which covers an area of 8,891 acres consisting of 496 unpatented claims.  In April 2018, we released our maiden Proven and Probable mineral reserve estimate for the Isabella Pearl project totaling 192,600 gold ounces at an average grade of 2.22 g/t.  In 2019, we commenced production of gold doré from an open pit heap leach operation.  Based on metallurgical testing, we expect gold recoveries of approximately 81% for crushed ore and 60% for the run-of-mine (“ROM”) ore.

Location and Access:  The Isabella Pearl project is located in the Gabbs Valley Range in Mineral County, Nevada, approximately 240 kilometers (150 miles) southeast of Reno.  Access to the project is by a paved road approximately 10 kilometers  (six miles) north of the town of Luning, Nevada. The project has good connections to the infrastructure of west-central Nevada, with access roads to the project site linking to Nevada State Route 361 and U.S. Route 95, the main highway between Reno and Las Vegas.

Geology and Mineralization: The Isabella Pearl project is located in the central portion of the Walker Lane Mineral Belt, a major northwest-trending zone near the western border of Nevada characterized by a series of closely spaced dextral strike-slip faults that were active throughout much of the middle to late Cenozoic.  Volcanic rocks of middle Tertiary age cover much of the property and include intermediate lava flows and ignimbrite ash flow sheets.  The volcanic rocks unconformably overlie Mesozoic strata including Triassic and Jurassic sedimentary units and Cretaceous and Jurassic igneous units.  Within the regional Walker Lane tectonic setting, several major fault zones trend through the property and are dominated by various splays and offset branches that host the gold mineralization in the area.

The gold-silver mineralized zones mainly include the Isabella, Pearl, and Civit Cat North deposits, collectively referred to as the Isabella Pearl deposit.  Alteration and mineral assemblages at Isabella Pearl, including widespread argillic alteration and generally abundant alunite, indicate the deposits belong to the high-sulfidation class of epithermal mineral deposits.  The age of the mineralization is approximately 19 million years and this early Miocene age conforms to the age of other high-sulfidation epithermal precious-metal deposits in the Walker Lane Belt in which we have no interest (e.g., Goldfield and Paradise Peak).

Facilities:  We were granted a positive Record of Decision (“ROD”) from the BLM on the Environmental Assessment (“EA”) for the Isabella Pearl project in May 2018.  This final permit, along with approval from the Company’s Board of Directors, allowed us to move the project forward into development and construction.  Construction commenced in June 2018 and by the end of 2019 we had completed construction of the Isabella Pearl mine including haul roads, office and laboratory buildings, crushing facility, the heap leach pad, pregnant and barren solution ponds, the ADR processing facility and two water wells.  We began shipping gold-loaded carbon to a third-party to be processed into doré April 2019, made initial gold sales of doré in May 2019, and reached commercial production levels in October 2019.  In December 2019, we completed construction of the ADR plant and commenced producing doré at the Isabella Pearl Mine site.

Exploration Activities: In 2019, we completed a 110-hole, 8,096-meter reverse circulation drilling program targeted to explore and expand mineral reserves at the Isabella Pearl Mine.  This program included in-fill and step-out drill holes on the Pearl, Civit Cat North and Scarlet targets.  Numerous high-grade surface samples are situated over historic drill intercepts at Civit Cat North and Scarlet, the latter a potential new deposit located 400 meters northwest of the Isabella Peal Mine.  Surface geological and alteration mapping and rock chip sampling continued along the Scarlet trend to the northwest and further to the historic mining area at the Civit Cat North West target.  These areas are targeted for surface drilling in the future.

Exploration Properties

Mina Gold

In August of 2016, we purchased 100% interest in the Mina Gold property located in Nevada’s Walker Lane Mineral Belt.  The property has the potential to be a future open pit heap leach gold operation.  Mina Gold reported a historic third-party estimate of mineralized material totaling 1,606,000 tonnes grading 1.88 g/t gold.  The property covers an area of 1,328 acres consisting of 66 unpatented claims and 5 patented claims.  In 2019, we reviewed results from previous surface drilling to guide follow-up drilling and other exploration activities for Mina Gold.  During 2019, we also expanded our land position at Mina Gold by leasing an additional 23 unpatented lode mining claims.  These claims will be evaluated along with our other claims at the Mina Gold property in preparation for future surface drilling programs.

East Camp Douglas

In January 2017, we purchased 100% interest in the East Camp Douglas gold property located in Nevada’s Walker Lane Mineral Belt.  The property covers an area of approximately 5,571 acres consisting of 289 unpatented claims, 12 patented claims and additional fee lands in Mineral County, Nevada.  Precious metal epithermal mineralization at East Camp Douglas occurs as both widespread high sulfidation alteration areas and low sulfidation veins.  Modern exploration by several mining and exploration companies has established modest gold resource potential in five separate areas on the property, with over 3,000 meters of drill core and a large exploration database.  We believe this large property has numerous untested gold targets with open pit heap leach potential warranting an extensive exploration program.  During 2019, we continued to review historic geological, exploration and mining data on the East Camp Douglas property.  Additional exploration activities included surface geological and alteration mapping and rock chip geochemical sampling of the historic mine workings, mainly at the Kernick, Sunset, and Triumph mines, of the historic Cerro Duro mining area.  We also commenced initial 3D-modeling for the historic mine areas.  In 2020, we intend to continue to evaluate the resource potential of the historic Cerro Duro mining area using extensive historic drilling and sample data available as well as identifying targets for our first drilling program on the gold-bearing silicified volcanic rocks further to the south in the area we call the “lithocap”.

County Line

In March 2018, we purchased 100% interest in the County Line property.  The property is located close to our other Nevada properties in central Nevada’s Walker Lane Mineral Belt in Mineral and Nye counties.  In addition, we staked additional unpatented claims around the property to strengthen the land position and exploration potential.  The total land package is 2,401 acres consisting of 116 unpatented lode mining claims and 6 unpatented placer mining claims.  During 2019, we continued to review historic geological, exploration and mining data along with conducting surface mapping and rock chip sampling in preparation for a future initial surface drilling program.

2020 Exploration

In 2020, we anticipate spending a total of approximately $7 million for exploration activities in our Oaxaca and Nevada Mining Units.  Exploration expenditures may be modified depending on exploration results, metal market conditions and available capital.

Office Facilities

We constructed an administrative office building adjacent to the Aguila processing facility, a mine office adjacent to the Arista Mine portal as part of the Aguila  project, and an administrative office building adjacent to the Isabella Pearl open pit mine.  We also lease approximately 3,000 square feet of office space in Oaxaca City, Oaxaca.  The lease commenced in 2012 and continues for ten years. In 2014, we sold the building that serves as our executive and administrative headquarters in Colorado Springs, Colorado and have leased back a portion under a renewable one-year lease. We also lease approximately 2,500 square feet of office space in Denver, Colorado, which we renewed through February 2022.

Glossary

The following terms used in this report shall have the following meanings:

ADR	An adsorption, desorption and refining (“ADR”) facility which recovers gold from the leached pregnant solution.

Andesite:	An extrusive igneous, volcanic rock, of intermediate composition, with aphanitic to porphyritic texture characteristic of subduction zones, such as the western margin of South America.

Concentrate:	A product from a mineral processing facility such as gravity separation or flotation in which the valuable constituents have been upgraded and unwanted gangue materials rejected as waste.

Doré:	Composite gold and silver bullion usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Drift:	A horizontal tunnel generally driven within or alongside an orebody and aligned parallel to the long dimension of the ore.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration:	Prospecting, sampling, mapping, diamond-drilling and other work involved in locating the presence of economic deposits and establishing their nature, shape and grade.

Grade:	The concentration of an element of interest expressed as relative mass units (percentage, ounces per ton, grams per tonne (“g/t”), etc.).

Hectare:	Another metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

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

ITEM 3.        LEGAL PROCEEDINGS

In February 2020, a local ejido community filed a lawsuit against the Mexican federal government challenging the validity of mining concessions that affect the ejido land. We are one of several mining companies identified as interested third parties and are prepared to defend the validity of the issuance of the mining concessions to us to the extent possible as a non-named party in the proceeding. While none of the mining concessions at issue impact our current operations, future access to these concessions for exploration or mining may be impacted should the matter be decided in favor of the local community.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange American (“NYSE American”) under the symbol “GORO”.

On February 28, 2020, the high and low market prices of our common stock on the NYSE American were $4.42 and $3.99, respectively, and we had approximately 200 holders of record.

Purchases of Equity Securities by the Company

In September 2011, our Board of Directors authorized a share repurchase of up to $20.0 million with no pre-established end date. During 2019 and 2018, we did not repurchase any shares of Gold Resource Corporation common stock on the open market, and approximately $14.0 million remains available in the share repurchase program as of December 31, 2019.

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

The following graph compares the performance of our common stock with the performance of the NYSE American Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices on from December 31, 2014 to December 31, 2019.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 8742 Lucent Boulevard, Suite 225, Highlands Ranch, Colorado 80129 and its telephone number is (303) 262-0600.

Dividend Policy

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. Since commercial production began at the Aguila project in July 2010, we have returned over $113 million to our shareholders in consecutive monthly dividends. Regular dividends should not be considered a prediction or guarantee of future dividends.

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

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data sets forth our summary historical financial data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. This information was derived from our audited consolidated financial statements for each year. Our selected historical financial data is qualified in its entirety by, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and the notes thereto included elsewhere in this report.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share amounts)
Sales, net	$135,366	$115,308	$110,156	$83,227	$92,701
Mine gross profit	29,115	33,690	42,115	22,433	30,323
Net income	5,832	9,288	4,150	4,387	3,062
Net income per common share:
Basic and diluted	0.09	0.16	0.07	0.08	0.06
Cash dividends declared	0.03	0.02	0.02	0.03	0.11

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Total Assets	$193,012	$150,331	$132,923	$118,443	$106,499
Long-term obligations	6,982	5,507	5,809	2,425	2,815

Please see the consolidated financial statements included in this Form 10-K under Item 8 for additional information.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including but not limited to the risks described in “Risk Factors” and elsewhere in this annual report and other reports filed by us with the SEC. This discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

The following discussion summarizes our results of operations for two fiscal years ended December 31, 2019 and 2018 and our financial condition at December 31, 2019 and 2018, with a particular emphasis on the year ended December 31, 2019.  A discussion regarding our financial condition and results of operations for 2018 compared with 2017 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on February 26, 2019.

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

Highlights for the year ended December 31, 2019 are summarized below and discussed further in our Management’s Discussion and Analysis:

2019 Highlights

•	Achieved our ninth consecutive year of profitability;
•	Record consolidated annual gold production;
•	Achieved 2019 Oaxaca Mining Unit gold production guidance range with 29,435 ounces;
•	Achieved 2019 Oaxaca Mining Unit silver production guidance range with 1.72 million ounces
•	$135.4 million consolidated net sales, an increase of 17%;
•	$5.8 million net income or $0.09 per share;
•	Oaxaca Mining Unit $264 total cash costs (after by-product credits) per precious metal gold equivalent ounce sold;
•	Oaxaca Mining Unit $646 total all-in sustaining cost per precious metal gold equivalent ounce sold;
•	Completed construction and commenced production at the Isabella Pearl Mine, producing 10,883 ounces of gold and 9,752 ounces of silver; and
•	$1.5 million distributed in shareholder dividends, totaling over $113 million since 2010.

Overview

We are a mining company which pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. We have two mining units, the Oaxaca Mining Unit located in Oaxaca, Mexico and the Nevada Mining Unit located in Nevada, USA.  Our Oaxaca Mining Unit consists of six properties and includes mineral production primarily from the Arista underground mine and to a lesser extent the Aguila Open Pit mine, both of which are located at the Aguila project.  We also produce from the Mirador underground mine at the Alta Gracia project.  All three mines supply ore to our processing facilities located at the Aguila project.  We produce doré and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead and zinc.  Our Nevada Mining Unit consists of four properties and includes the Isabella Pearl Mine which commenced production in mid-2019.  The Isabella Pearl Mine mineralization is predominantly gold with some silver from which we produce doré.

Results of Operations—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Sales, net.  During the year ended December 31, 2019, consolidated sales, net were $135.4 million as compared to $115.3 million for the same period in 2018.  The increase is attributable to an increase in gold and base metal sales volumes in 2019, of which 10,272 gold ounces or $15.1 million was from the Isabella Pearl Mine which began selling doré in May 2019.   For the year ended December 31, 2019, consolidated sales volumes totaled 34,439 ounces and 1,477,192 ounces of gold and silver, respectively, as compared to 22,886 ounces and 1,529,951 ounces of gold and silver, respectively, for the same period in 2018.  Please see the Oaxaca and Nevada Mining Unit’s sales discussion below for more information.

Mine gross profit. For the year ended December 31, 2019, mine gross profit and mine gross profit percent totaled $29.1 million and 22% compared to $33.7 million and 29% for the same period in 2018. The decrease in mine gross profit and mine gross profit percent during 2019 primarily resulted from higher treatment and refining costs which were slightly offset by higher sales volumes from higher throughput in 2019 as compared to 2018, and higher precious metal prices.

General and administrative expenses. For the year ended December 31, 2019, general and administrative expenses totaled $9.9 million, compared to $9.3 million for the same period of 2018. The $0.6 million increase in 2019, compared to 2018 is primarily due to increased stock-based compensation.

Exploration expenses.  For the year ended December 31, 2019, property exploration expenses totaled $3.7 million as compared to $4.7 million for the same period of 2018. The decrease of $1.0 million was the result of the Isabella Pearl Mine commencing production in 2019.

Other expense, net. For the year ended December 31, 2019, we recorded other expense of $0.6 million compared to other expense of $3.1 million during the same period of 2018.  The $2.5 million decrease in 2019 compared to the same period in 2018 was due to our mark-to-market gains on our gold and silver bullion/rounds due to the increasing prices in 2019 as compared to 2018 where prices were declining and less exchange rate fluctuation between the U.S. Dollar and Mexican Peso.  Additionally, in 2018 we recorded the allowance for doubtful accounts receivable resulting from the bankruptcy filing of one of our customers.  Please see Note 17 to the Consolidated Financial Statements for additional information.

Provision for income taxes. For the year ended December 31, 2019, income tax expense increased to $9.1 million from $7.3 million from the same period in 2018. The increase in tax expense is mostly due to the inclusion of the Global Intangible Low Taxed Income (“GILTI”).     Please see Note 5 in Item 8. Financial Statements and Supplementary Data for additional information.

Net income.  For the ended December 31, 2019, we recorded net income of $5.8 million as compared to net income of $9.3 million during the same period in 2018.

Oaxaca Mining Unit Sales, net

Oaxaca Mining Unit net sales of $120.3 million for the year ended December 31, 2019 increased by $5.0 million, or 4%, when compared to 2018. The increase in our 2019 sales is primarily attributable to an increase in gold and base metal production and sales volumes. Metal sales volume in 2019 increased over 2018 volumes as follows: gold by 6%, copper by 9%, lead by 19%, and zinc by 20%.  In addition to higher sales volumes, average realized prices for gold and silver increased 13% and 4%, respectively, from 2018.  The increases in gold and base metal sales volumes and gold and silver average price was partially offset by the declining base metal prices from 2018 as well as increased treatment and refining charges.  For the year ended December 31, 2019, average realized prices for copper, lead, and zinc decreased from the same period in 2018 as follows: copper by 5%, lead by 6%, and zinc by 7%.

During 2019, we sold 24,167 gold ounces and 1,468,860 silver ounces from our Oaxaca Mining Unit at a total cash cost per precious metal gold equivalent ounce after by-product credits, of $264.  During the three months ended December 31, 2019, we sold 6,966 gold ounces and 372,729 silver ounces at a total cash cost per gold equivalent ounce after by-product credits, of $220. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Sales Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018

Metal sold
Gold (ozs.)	6,966	6,142	24,167	22,886
Silver (ozs.)	372,729	285,859	1,468,860	1,529,951
Copper (tonnes)	436	420	1,656	1,521
Lead (tonnes)	2,073	1,892	8,034	6,754
Zinc (tonnes)	4,933	4,596	19,322	16,123
Average metal prices realized (1)
Gold ($ per oz.)	1,484	1,214	1,418	1,259
Silver ($ per oz.)	17.39	13.70	16.31	15.65
Copper ($ per tonne)	5,938	5,871	6,003	6,345
Lead ($ per tonne)	2,072	1,741	2,001	2,119
Zinc ($ per tonne)	2,382	1,825	2,576	2,770
Precious metal gold equivalent ounces sold
Gold Ounces	6,966	6,142	24,167	22,886
Gold Equivalent Ounces from Silver	4,368	3,226	16,895	19,018
Total Precious Metal Gold Equivalent Ounces	11,334	9,368	41,062	41,904
Total cash cost before by-product credits per precious metal gold equivalent ounce sold (2)	$1,864	$1,858	$2,109	$1,722
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2) (3)	$220	$42	$264	$84
Total all-in sustaining cost per precious metal gold equivalent ounce sold(2)	$565	$426	$646	$655

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(2)	Non-GAAP measure.
(3)	Total cash cost after by-product credits are significantly affected by base metals sales during the periods presented.

Oaxaca Mining Unit Production

Our 2019 full year production of 29,435 gold ounces and 1,722,852 silver ounces from the Oaxaca Mining Unit achieved our targeted ranges for the year.  Our 2019 production outlook was 27,000 gold ounces and 1,700,000 silver ounces plus or minus 10%.

For the year ended December 31, 2019, gold and silver production of 29,435 ounces and 1,722,852 ounces increased 10% and 3%, respectively, from the same period in 2018.  The increase in precious metal production is a direct result of a 13%  increase in mill throughput. Daily average milled tonnage for 2019 was 1,980 tonnes.

During 2019, the Arista Mine accounted for 91% of the production tonnage followed by the Mirador Mine and Aguila open pit with 5% and 4%, respectively.

For the three months ended December 31, 2019, production totaled 7,554 ounces of gold and 417,877 ounces of silver, representing a decrease of 5% in gold production and an increase of 26% in silver production, from the same period in 2018.    The variance in production for gold and silver in the fourth quarter is a result of variation of grades as compared to 2018.  The lower gold grade was partially offset by the record average milled tonnage of 2,017 tonnes per day or 7% increase when compared to the same period in 2018.  The higher mill throughput resulted from mining efficiencies gained by producing from multiple work faces of the Arista and Switchback vein systems.

Gold and silver ore grades vary depending on the areas of the Arista Mine being worked at any given time.  We have seen an expected decrease of precious metal grades and an increase in base metal grades as we have mined deeper in the deposit over the last nine years. The fluctuation in grades with depth is a function of the metal gradation in the epithermal vein system.  Higher precious metal and lower base metal grades are present in the upper part of an epithermal system and the reverse, higher base metal and lower precious metal grades, in the lower part of an epithermal system.   As we increase mining operations in this particular area of the Switchback vein system, we are currently in an area and at a depth with high base metal grades and lower precious metal grades. As mining progresses in future years at Switchback,  precious metal grades are expected to increase and base metal grades decrease.  This is not only evidenced by our drill results in the upper levels of the Switchback vein system but our experience with the gradation at the Arista vein system having generally mined it from the top down over the last nine years.

During the three and twelve months ended December 31, 2019, we processed ore at a rate of 2,017 and 1,980 ore tonnes per day, respectively, compared to 1,885 and 1,764 ore tonnes per day for the same periods in 2018.  The agitated leach plant maintained a high utilization in 2019 processing 63,306 tonnes and averaging 180 tonnes per day. Feed for this plant was provided by the Aguila Open pit and the Mirador Mine.

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
Arista Mine
Milled
Tonnes Milled	160,701	149,494	629,868	560,191
Grade
Average Gold Grade (g/t)	1.77	1.82	1.73	1.69
Average Silver Grade (g/t)	78	65	82	95
Average Copper Grade (%)	0.37	0.35	0.38	0.37
Average Lead Grade (%)	1.79	1.72	1.88	1.66
Average Zinc Grade (%)	4.41	4.45	4.64	4.29
Aguila Open Pit Mine
Milled
Tonnes Milled	7,367	10,705	31,343	36,435
Grade
Average Gold Grade (g/t)	1.31	2.02	1.65	2.08
Average Silver Grade (g/t)	77	38	53	41
Mirador Mine
Milled
Tonnes Milled	9,422	3,800	31,962	15,044
Grade
Average Gold Grade (g/t)	0.82	1.52	0.91	1.43
Average Silver Grade (g/t)	179	222	195	174
Combined
Tonnes milled	177,490	163,999	693,173	611,670
Tonnes Milled per Day (1)	2,017	1,885	1,980	1,764
Metal production (before payable metal deductions) (2)
Gold (ozs.)	7,554	7,974	29,435	26,838
Silver (ozs.)	417,877	330,605	1,722,852	1,672,034
Copper (tonnes)	452	446	1,859	1,652
Lead (tonnes)	2,286	2,006	9,202	7,280
Zinc (tonnes)	5,734	5,572	23,683	19,808

(1)	Based on actual days the mill operated during the period.
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

Nevada Mining Unit Sales, net

In May of 2019, we began selling gold and silver doré from our Isabella Pearl Mine.  During the three months ended December 31, 2019, we sold 5,097 and 4,186 ounces of gold and silver, respectively, from the Isabella Pearl Mine for net sales of $7.6 million. During the year ended December 31, 2019, we sold 10,272 and 8,332 ounces of gold and silver, respectively, for net sales of $15.1 million.

The following Sales Statistics table summarizes certain information about our Nevada Mining Unit operations for the periods indicated:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018

Metal sold
Gold (ozs.)	5,097	-	10,272	-
Silver (ozs.)	4,186	-	8,332	-
Average metal prices realized (1)
Gold ($ per oz.)	1,482	-	1,468	-
Silver ($ per oz.)	16.89	-	17.04	-

Total cash cost before by-product credits per gold ounce sold (2)	$1,110	$-	$1,054	$-
Total cash cost after by-product credits per gold ounce sold (2)	$1,096	$-	$1,040	$-
Total all-in sustaining cost per gold ounce sold (2)	$1,096	$-	$1,049	$-

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(2)	Non-GAAP measure.

Nevada Mining Unit Production

During the three months ended December 31, 2019, our Isabella Pearl Mine produced 5,502 ounces and 5,293 ounces of gold and silver, respectively.  During the year ended December 31, 2019, our Isabella Pearl Mine produced 10,883 ounces and 9,752 ounces of gold and silver, respectively.  Production in 2020 is expected to increase from 2019 as the mine began production is April 2019 and was in ramp up until it reached commercial production levels in October 2019.    We will begin to access the higher-grade ore of the Pearl deposit in 2020.

The following Production Statistics table summarizes certain information about our Isabella Pearl operations for the periods indicated:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018

Ore mined
Ore (tonnes)	164,277	-	934,723	-
Gold grade (g/t)	1.09	-	0.76	-
Low-grade stockpile (tonnes)
Ore (tonnes)	57,839	-	529,959	-
Gold grade (g/t)	0.46	-	0.51	-
Waste (tonnes)	1,557,021	-	4,504,360	-
Metal production (before payable metal deductions) (1)
Gold (ozs.)	5,502	-	10,883	-
Silver (ozs.)	5,293	-	9,752	-

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

2020 Production Targets

Precious metal production targets for 2020 are 54,000 gold ounces, and 1,700,000 silver ounces, with a plus or minus range of 10% of each metal.  In addition, significant base metal production of copper, lead, and zinc is expected.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of Oaxaca and Nevada Mining Units’ total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
	(in thousands)
Oaxaca Mining Unit
Total cash cost after by-product credits	$2,487	$400	$10,830	$3,540
Treatment and refining charges	(3,158)	(1,243)	(13,996)	(5,565)
By-product credits	18,634	17,009	75,788	68,625
Depreciation and amortization	5,973	4,029	18,928	14,616
Reclamation and remediation	16	(49)	65	330
Share-based compensation allocated to production costs	23	29	55	72
Total Oaxaca Mining Unit mine cost of sales	23,975	20,175	91,670	81,618
Nevada Mining Unit
Total cash cost after by-product credits	5,587	-	10,682	-
Treatment and refining charges	(10)	-	(19)	-
Depreciation and amortization	1,923	-	3,884	-
Reclamation and remediation	6	-	34	-
Total Nevada Mining Unit mine cost of sales	7,506	-	14,581	-

Total consolidated mine cost of sales	$31,481	$20,175	$106,251	$81,618

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC for our Oaxaca Mining Unit:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$21,121	$17,409	$86,618	$72,165
By-product credits (2)	(18,634)	(17,009)	(75,788)	(68,625)
Total cash cost after by-product credits	2,487	400	10,830	3,540
Sustaining capital expenditures	3,196	2,530	12,495	20,640
Sustaining general and administrative expenses	715	1,070	3,190	3,302
Total all-in sustaining cost	$6,398	$4,000	$26,515	$27,482

Precious metal gold equivalent ounces sold (3)	11,334	9,368	41,062	41,904

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$1,864	$1,858	$2,109	$1,722
By-product credits per precious metal gold equivalent ounce sold	(1,644)	(1,816)	(1,845)	(1,638)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	220	42	264	84
Other sustaining expenditures per precious metal gold equivalent ounce sold	345	384	382	571
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$565	$426	$646	$655

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent ounces of silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarize our Oaxaca Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,590	$2,465	$9,947	$9,651
Lead sales	4,295	3,294	16,072	14,312
Zinc sales	11,749	11,250	49,769	44,662
Total sales from by-products (1)	$18,634	$17,009	$75,788	$68,625

(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 19 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$228	$263	$242	$230
Lead sales	379	352	391	342
Zinc sales	1,037	1,201	1,212	1,066
Total by-product credits per precious metal gold ounces sold	$1,644	$1,816	$1,845	$1,638

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC for our Nevada Mining Unit:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
	(in thousands, except ounces sold and cost per gold ounce sold)
Total cash cost before by-product credits (1)	$5,657	$-	$10,825	$-
By-product credits (2)	(70)	-	(143)	-
Total cash cost after by-product credits	$5,587	$-	$10,682	$-
Sustaining exploration expenses	-	-	88	-
Total all-in sustaining cost	$5,587	$-	$10,770	$-

Gold ounces sold	5,097	-	10,272	-

Total cash cost before by-product credits per gold ounce sold	$1,110	$-	$1,054	$-
By-product credits per gold ounce sold (2)	(14)	-	(14)	-
Total cash cost after by-product credits per gold ounce sold	1,096	-	1,040	-
Other sustaining expenditures per gold ounce sold	-	-	9	-
Total all-in sustaining cost per gold ounce sold	$1,096	$-	$1,049	$-

(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit.

The following tables summarize our Nevada Mining Unit’s by-product revenue and by-product credit per gold ounce sold:

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
	(in thousands)
By-product credits by dollar value:
Silver sales	$70	$-	$143	$-
Total sales from by-products	$70	$-	$143	$-

	Three months ended December 31,		Year ended December 31,
	2019	2018	2019	2018
By-product credits:
Silver sales	$14	$-	$14	$-
Total	$14	$-	$14	$-

Liquidity and Capital Resources

As of December 31, 2019, we had working capital of $22.7 million, consisting of current assets of $50.7 million and current liabilities of $28.0 million. This represents an increase of $8.9 million from the working capital balance of $13.8 million at December 31, 2018. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.  We believe that our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.

Our December 31, 2019 working capital was negatively affected by the current operating lease liability of $7.3 million as a result of the adoption of the new leasing standard in 2019.    Please see Note 12 to the Consolidated Financial Statements for more information.

Cash and cash equivalents as of December 31, 2019 increased to $11.1 million from $7.8 million as of December 31, 2018, a net increase in cash of $3.3 million. The increase is primarily due to cash from operations and cash received from our ATM program which was offset by cash spent for the construction and development of our Isabella Pearl Mine.

Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $21.4 million and  $22.3 million, respectively. An increase in depreciation and amortization (a non-cash expense) in 2019 was offset by increases in accounts receivable and inventories and other changes in operating assets and liabilities.

Net cash used in investing activities for the year ended December 31, 2019 was $39.5 million compared to $40.1 million during the same period in 2018. The slight decrease in investing activities is primarily attributable to decreased mine development and completion of critical capital projects at our Oaxaca Mining Unit which was mostly offset with increased development and construction of our Isabella Pearl project.

Net cash provided by financing activities for the year ended December 31, 2019 was $21.8 million compared to  $3.5 million in 2018 due to proceeds from the sale of our common stock under the ATM agreement in 2019.  During the year ended December 31, 2019, we sold 6,625,588 shares of common stock under the ATM Agreement for net proceeds of $24.4 million. We renewed the ATM Agreement in November 2019, effective if and when the related registration statement is effective.  At such time the previous agreement would be terminated.

Off-Balance Sheet Arrangements

As of December 31, 2019, we have the following off-balance sheet arrangements: equipment purchase obligations of $0.9 million and $6.7 million of outstanding reclamation bonds.

Contractual Obligations

The following table represents a summary of our contractual obligations at December 31, 2019, except short-term cancellable purchase order commitments arising in the ordinary course of business:

	Payments due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Loan payable	$1,661	$879	782	$-	$-
Finance lease obligation	881	447	431	3	-
Interest on loan payable	65	49	16	-	-
Interest on finance lease obligation	50	37	13	-	-
Operating lease obligations	7,594	7,430	164	-	-
Contract Mining Agreement(1)	8,073	8,073	-	-	-
Equipment purchase obligations	907	777	130	-	-
	$19,231	$17,692	$1,536	$3	$-

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

Proven and Probable Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility and production cost. Metals prices are estimated at three-year trailing averages. Our assessment of reserves occurs at least annually. Reserves are a key component in the valuation of our property, equipment and mine development and related depreciation rates.

Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts of estimated future cash flows, which we compare to current asset values in an effort to ensure that carrying values are reported appropriately,  as well as assessment of the recoverability of deferred tax assets related to expectations of future taxable income. Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

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

Doré sales are recognized upon the satisfaction of performance obligations, which occurs when price and quantity are agreed upon with the customer.  Doré sales are recorded using quoted metal prices, net of refining charges.

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. Our estimates for reserves and leach pad capacity key are components in determining our UOP rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods. Productive lives of the assets range from 1 to 10 years, but do not exceed the useful life of the individual asset.

Please see Note 1 in Item 8. Financial Statements and Supplementary Data for depreciation rates of major asset categories.

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. We generally process the highest ore grade material first to maximize metal production; however, a blend of gold ore stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed.  Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the number of contained ounces (based on assay data), and the estimated metallurgical recovery rates.  Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs, including applicable overhead and depreciation and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed.

We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs for production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates. We recorded write-downs to reduce the carrying value of our current open-pit stockpiles at our Isabella Pearl Mine to net realizable value of $0.7 million in 2019 as a component of Production Costs,  primarily due to the realized ore grade during the ramp-up stage of the mining activities.  No net realizable value write-downs occurred in 2018 and 2017. The significant assumption in determining the stockpile net realizable value at December 31, 2019 is a current gold market price of $1,515 per ounce.

Other assumptions include future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors unique to each operation based on the life of mine plans.  If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on stockpiles. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

Carrying Value of Ore on Leach Pad

Ore on the leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to dissolve the gold. Costs are added to ore on the leach pad based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on the leach pad as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad.

Estimates of recoverable ore on the leach pad is calculated from the quantities of ore placed on the leach pad (measured tonnes added to the leach pad), the grade of ore placed on the leach pad (based on assay data) and a recovery percentage (based on ore type). In general, the leach pad is estimated to recover between 60% and 81% of the contained ounces placed on the leach pad, depending upon whether run-of-mine or crushed ore is placed on the leach pad.

Although the quantities of recoverable metal placed on the leach pad are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. We recorded write-downs to reduce the carrying value of leach pad inventory at our Isabella Pearl Mine to net realizable value of $2.2 million in 2019 as a component of Production Costs,  primarily due to the lower realized ore grade during the ramp-up stage of the mining and processing activities. The significant assumption in determining the net realizable value for the leach pad inventory at December 31, 2019 is a current gold market price of $1,515 per ounce.

Other assumptions include future operating and capital costs, metal recoveries, production levels, commodity prices, proven and probable reserve quantities, engineering data and other factors unique to the operation based on the life of mine plans.  If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on the leach pad. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions

Impairment of Long-Lived Assets

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

Commodity Price Risk

The results of our operations depend in large part upon the market prices of gold, silver, and base metal prices of copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the state of the global or national economies, the stability of exchange rates, the world supply of and demand for gold, silver and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

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

Interest Rate Risk

Our outstanding debt consists of equipment loans and leased equipment classified as finance leases. As the debt is at fixed rates, we consider our interest rate risk exposure to be insignificant at this time.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Gold Resource Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statement of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”) of Gold Resource Corporation (the “Company”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, and its cash flows of the Company for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

Adoption of New Accounting Standards

As discussed in Note 12 to the consolidated financial statements, the Company has changed its method for accounting for leases in 2019 due to the adoption of the new lease standard. The Company adopted the new lease standard using a modified retrospective approach.

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

March 2, 2020

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors

Gold Resource Corporation

Colorado Springs, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Gold Resource Corporation (the “Company”) for the year ended December 31, 2017; and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

March 8, 2018

Denver, Colorado

We began serving as the Company's auditor in 2016.  In 2018 we became the predecessor auditor.

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$11,076	$7,762
Gold and silver rounds/bullion	4,265	3,637
Accounts receivable, net	8,362	1,744
Inventories, net	24,131	14,342
Prepaid taxes	786	1,126
Prepaid expenses and other current assets	2,032	2,745
Total current assets	50,652	31,356
Property, plant and mine development, net	125,259	111,242
Operating lease assets, net	7,436	-
Deferred tax assets, net	4,635	7,372
Other non-current assets	5,030	361
Total assets	$193,012	$150,331
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,456	$12,429
Loans payable, current	879	765
Finance lease liabilities, current	446	412
Operating lease liabilities, current	7,287	-
Mining royalty taxes payable, net	1,538	1,926
Accrued expenses and other current liabilities	3,366	2,030
Total current liabilities	27,972	17,562
Reclamation and remediation liabilities	5,605	3,298
Loans payable, long-term	782	1,378
Finance lease liabilities, long-term	435	831
Operating lease liabilities, long-term	160	-
Total liabilities	34,954	23,069
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
65,691,527 and 58,850,431 shares outstanding at December 31, 2019 and 2018, respectively	66	59
Additional paid-in capital	148,171	121,602
Retained earnings	16,876	12,656
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	158,058	127,262
Total liabilities and shareholders' equity	$193,012	$150,331

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2019, 2018 and 2017

(U.S. dollars in thousands, except share and per share amounts)

	2019	2018	2017
Sales, net	$135,366	$115,308	$110,156
Mine cost of sales:
Production costs	83,340	66,672	53,436
Depreciation and amortization	22,812	14,616	14,554
Reclamation and remediation	99	330	51
Total mine cost of sales	106,251	81,618	68,041
Mine gross profit	29,115	33,690	42,115
Costs and expenses:
General and administrative expenses	9,949	9,325	8,122
Exploration expenses	3,652	4,703	4,349
Other expense, net	632	3,111	1,166
Total costs and expenses	14,233	17,139	13,637
Income before income taxes	14,882	16,551	28,478
Provision for income taxes	9,050	7,263	24,328
Net income	$5,832	$9,288	$4,150
Net income per common share:
Basic and diluted	$0.09	0.16	0.07
Weighted average shares outstanding:
Basic	63,681,156	57,534,830	56,854,670
Diluted	64,032,990	58,369,666	57,594,993

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended December 31, 2019, 2018 and 2017

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2016	56,903,272	$57	$112,034	$2,040	$(5,884)	$(1,171)	$107,076
Adjustment to beginning retained earnings as a result of adoption of ASU 2016-16	-	-	-	(533)	-	-	(533)
Stock-based compensation	-	-	1,192	-	-	-	1,192
Stock options exercised	25,000	-	58	-	-	-	58
Common stock issued for vested restricted stock units	78,400	-	-	-	-	-	-
Common stock issued for the acquisition of mineral rights	246,210	-	1,300	-	-	-	1,300
Dividends declared	-	-	-	(1,137)	-	-	(1,137)
Net income	-	-	-	4,150	-	-	4,150
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Stock-based compensation	-	-	1,497	-	-	-	1,497
Net stock options exercised	712,271	1	1,203	-	-	-	1,204
Common stock issued for vested restricted stock units	89,921	-	-	-	-	-	-
Dividends declared	-	-	-	(1,152)	-	-	(1,152)
Issuance of stock, net of issuance costs	1,131,755	1	4,318	-	-	-	4,319
Net income	-	-	-	9,288	-	-	9,288
Balance, December 31, 2018	59,186,829	$59	$121,602	$12,656	$(5,884)	$(1,171)	$127,262
Stock-based compensation	-	-	1,932	-	-	-	1,932
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	121,060	-	-	-	-	-	-
Dividends declared	-	-	-	(1,612)	-	-	(1,612)
Issuance of stock, net of issuance costs	6,650,588	6	24,540	-	-	-	24,546
Net income	-	-	-	5,832	-	-	5,832
Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2019, 2018 and 2017

(U.S. dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$5,832	$9,288	$4,150
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	2,940	(501)	14,991
Depreciation and amortization	23,318	15,169	14,998
Stock-based compensation	1,932	1,497	1,192
Other operating adjustments	322	2,535	1,285
Changes in operating assets and liabilities:
Accounts receivable	(6,618)	(220)	(2,254)
Inventories	(7,846)	(2,820)	(2,797)
Prepaid expenses and other current assets	1,443	(417)	(448)
Other non-current assets	(3,603)	130	(7)
Accounts payable and other accrued liabilities	3,802	1,489	1,636
Mining royalty and income taxes payable, net	(106)	(3,894)	2,887
Net cash provided by operating activities	21,416	22,256	35,633

Cash flows from investing activities:
Capital expenditures	(39,474)	(40,076)	(25,432)
Other investing activities	2	6	(257)
Net cash used in investing activities	(39,472)	(40,070)	(25,689)

Cash flows from financing activities:
Proceeds from the exercise of stock options	98	1,261	-
Proceeds from issuance of stock	24,449	4,319	-
Dividends paid	(1,491)	(1,149)	(1,137)
Repayment of loans payable	(812)	(596)	(184)
Repayment of capital leases	(419)	(383)	(73)
Net cash provided by (used in) financing activities	21,825	3,452	(1,394)

Effect of exchange rate changes on cash and cash equivalents	(455)	(266)	(326)
Net increase (decrease) in cash and cash equivalents	3,314	(14,628)	8,224
Cash and cash equivalents at beginning of period	7,762	22,390	14,166
Cash and cash equivalents at end of period	$11,076	$7,762	$22,390

Supplemental Cash Flow Information
Interest expense paid	$157	$177	$65
Income and mining taxes paid	$3,743	$7,068	$3,102
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(550)	$3,302	$1,041
Change in estimate for asset retirement costs	$2,172	$271	$366
Equipment purchased through loan payable	$330	$526	$2,397
Equipment purchased under finance leases	$56	$26	$1,686
Common stock issued for the acquisition of mineral rights	$-	$-	$1,300

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc, and doré containing gold and silver at the Aguila and Alta Gracia projects in the southern state of Oaxaca, Mexico (“Oaxaca Mining Unit”). The Aguila project includes the Arista underground mine and processing facility, which are currently in operation. The Alta Gracia project includes the Mirador underground mine which began operations in 2017.  The Company also produces gold doré from its Isabella Pearl open-pit mine and performs exploration work on its portfolio of precious metal properties in Nevada, United States of America (“Nevada Mining Unit”) and continues to evaluate other properties for possible acquisition. The Isabella Pearl open-pit mine commenced production in 2019.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation calculations; future metal prices; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value asset impairments; write-downs of inventory, stockpiles and ore on leach pads to net realizable value; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws; and stock-based compensation.  Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Accounts Receivable, net

Accounts receivable consists of trade receivables, which are recorded net of allowance for doubtful accounts, from the sale of doré and metals concentrates, as well an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices.    Please see Note 14 and Note 19 for additional information related to the embedded derivative.  As of December 31, 2019 and 2018,  the allowance for doubtful accounts was $1.4 million.

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long-term. As of December 31, 2019, $4.8 million of stockpiles were classified as current and $4.7 million were classified as long-term.    As of December 31, 2018, all stockpiles were classified as current.

Concentrate Inventories: Concentrate inventories include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Inventories consist of copper, lead and zinc metal concentrates, which also contain gold and silver mineralization. Concentrate inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Doré Inventory: Doré includes gold and silver doré bars held at the Company’s facility. Doré inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Leach Pad: Ore on leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to extract the gold or silver. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver on the leach pad.

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

IVA Taxes Receivable and Payable

In Mexico, value added (“IVA”) taxes are assessed on purchases of materials and services and sales of products. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers.

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

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs.” Pre-stripping costs are capitalized during the development of an open pit mine. Where multiple open pits exist at a mining complex utilizing common processing facilities, pre-stripping costs are capitalized at each pit. The removal, production, and sale of deminimis saleable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material.

The production phase of an open pit mine commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in Costs applicable to sales in the same period as the revenue from the sale of inventory.

Property and Equipment: All items of property and equipment are carried at cost. Normal maintenance and repairs are expensed as incurred while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in other (income) expense

Construction in Progress:  Expenditures for new facilities or equipment are capitalized and recorded at cost.  Once completed and ready for its intended use, the asset is transferred to property and equipment to be depreciated or amortized.

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

Range of Lives
Asset retirement costs	UOP
Furniture, computer and office equipment	3 to 10 years
Light vehicles and other mobile equipment	4 years
Machinery and equipment	UOP to 4 years
Mill facilities, leach pad, and related infrastructure	UOP
Mine development and mineral interests	UOP

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

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, gold and silver rounds/bullion, receivables from provisional concentrate sales, accounts payable, and loans payable approximate fair value because of the short maturity of those instruments.

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

Doré sales:  Doré sales are recognized upon the satisfaction of performance obligations, which occurs when price and quantity are agreed upon with the customer.  Doré sales are recorded using quoted metal prices, net of refining charges.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition and measurement provisions of U.S. GAAP. Those provisions require all stock-based payments, including grants of stock options and RSUs to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis in the consolidated statements of operations over the period during which services are performed in exchange for the award. The majority of the awards are earned over a service period of three years.  The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, and estimates of forfeitures.

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

Prior to 2014, the Company had been recognizing only reclamation and remediation obligations and all associated asset retirement costs were written off due to the development stage status as the Company had not been reporting its proven and probable reserves for its Oaxaca Mining Unit. In 2014, the Company became a production stage company and therefore capitalized asset retirement costs and recorded an asset retirement obligation. Please see Note 9 for additional information.

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

Net Income Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the average fair market value of the underlying common stock.

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

The Company’s Aguila and Alta Gracia projects, which are located in the State of Oaxaca, Mexico, accounted for 89%,  100%, and 100% of the Company’s total net sales for the years ended December 31, 2019, 2018 and 2017, respectively.  The Isabella Pearl Mine in Nevada, U.S.A. accounted for 11% of the Company’s 2019 net sales.

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

The standard had a material impact on the Company’s Consolidated Balance Sheets but did not have a material impact on its Consolidated Statements of Operations. The most significant impact was the recognition of ROU assets and the current and long-term components of lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. See Note 12 for more information.

2. Revenue

The following table presents the Company’s net sales disaggregated by source:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Doré sales, net
Gold	$21,847	$6,250	$6,270
Silver	2,439	1,348	159
Less: Refining charges	(190)	(118)	(63)
Total doré sales, net	24,096	7,480	6,366
Concentrate sales
Gold	27,184	22,750	25,526
Silver	21,347	22,972	27,567
Copper	9,930	9,919	6,646
Lead	16,116	15,100	11,568
Zinc	48,804	46,743	38,281
Less: Treatment and refining charges	(13,825)	(5,447)	(7,697)
Total concentrate sales, net	109,556	112,037	101,891
Realized/unrealized embedded derivative, net	1,714	(4,209)	1,899
Total sales, net	$135,366	$115,308	110,156

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds.  The Company did not make any purchases of gold or silver bullion during the years ended December 31, 2019 and 2018.

At December 31, 2019 and 2018, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2019			2018
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,866	$1,515	$2,827	1,888	$1,279	$2,415
Silver	79,662	$18.05	1,438	79,864	$15.30	1,222
Total holdings			$4,265			$3,637

4. Inventories

At December 31, 2019 and 2018,  current inventories consisted of the following:

	2019	2018
	(in thousands)
Stockpiles - underground mine	$3,968	$2,365
Stockpiles - open pit mine	833	414
Leach pad	9,103	376
Concentrates	1,340	1,231
Doré (1)	1,581	1,289
Subtotal - product inventories	16,825	5,675
Materials and supplies (2)	7,306	8,667
Total	$24,131	$14,342

(1)	Net of reserve of $478 and nil as of December 31, 2019 and 2018, respectively.
(2)	Net of reserve for obsolescence of $1,264 and $857 as of December 31, 2019 and 2018, respectively.

In addition to the inventory above, as of December 31,  2019, the Company has $4.7 million of low-grade ore stockpile inventory included in other non-current assets on the accompanying Consolidated Balance Sheet.

During the year ended December 31, 2019, the Company recorded a net realizable value inventory adjustment of $2.9 million for inventories at its Isabella Pearl Mine.

5. Income Taxes

Gold Resource Corporation and its U.S. subsidiaries file a consolidated U.S. tax return and the Company’s foreign subsidiary files in Mexico.  For financial reporting purposes, net income before income taxes includes the following components:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
U.S. Operations	$(6,956)	$(9,378)	$(8,142)
Foreign Operations, Mexico	21,838	25,929	36,620
Total income before income taxes	$14,882	$16,551	$28,478

The Company's income tax expense from continuing operations consists of the following:

	Years ended December 31,
	2019	2018	2017
	(in thousands)
Current taxes:
Federal	$100	$-	$9
Foreign	6,110	7,763	9,327
Total current taxes	$6,210	$7,763	$9,336

Deferred taxes:
Federal	$964	$(1,692)	$4,923
Foreign	1,876	1,192	10,069
Total deferred taxes	$2,840	$(500)	$14,992
Total income tax provision	$9,050	$7,263	$24,328

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Tax at statutory rates	$3,125	$3,476	$9,967
Foreign rate differential	1,969	2,161	(1,780)
GILTI Inclusion	2,173	-	-
One-time tax on foreign unremitted earnings (1)	-	-	4,627
Changes in deferred tax assets	(336)	(189)	6,239
Mexico mining tax	1,608	1,777	2,816
U.S. Tax rate reduction from 35% to 21% (1)	-	-	2,671
Other	511	38	(212)
Tax provision	$9,050	$7,263	$24,328

(1)

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

The following table sets forth deferred tax assets and liabilities:

	At December 31,
	2019	2018
	(in thousands)
Non-current deferred tax assets:
Tax loss carryforward - U.S.	$2,268	$3,862
Property and equipment	13,629	11,025
Share-based compensation	4,058	4,339
Foreign tax credits	4,364	4,448
Inventory	1,121	-
Other	1,261	3,572
Total deferred tax assets	26,701	27,246
Valuation allowance	(7,333)	(7,318)
Deferred tax assets after valuation allowance	$19,368	$19,928

Deferred tax liability – Property, plant and mine development	(14,733)	(12,556)

Net deferred tax asset	$4,635	$7,372

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

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends on all post-2013 earnings.  The Company began distributing post-2013 earnings from Mexico in 2018.  According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met.  The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico and as a result paid $0.4 million for both years ending December 31, 2019 and 2018.

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that the deferred tax assets related to state net operating loss carry forwards, and other state related deferred tax assets were not "more likely than not" to be realized and a full valuation allowance was recorded as of December 31, 2019 and 2018.

In January 2018, the Financial Accounting Standards Board released guidance on the accounting for tax on the Global Intangible Low Taxed Income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or treating any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election.  The Company has elected to treat GILTI inclusions as period costs.

At December 31, 2019, the Company has federal loss carryforwards of $3.2 million, with no expiration date, U.S. Foreign Tax Credits of $4.4 million that expire at various dates between 2023 and 2029, federal capital loss carryforwards of $1.5 million that expire at various dates between 2020 and 2024, and state of Colorado tax loss carryforwards of $34.6 million, of which $30.1 million expire at various dates between 2021 and 2037 and $4.5 million that have no expiration.  The Company has placed a valuation allowance against all U.S. Foreign Tax Credits, state of Colorado tax loss carryforwards, and federal capital loss carryforwards as of December 31, 2019 and 2018.

As of both December 31, 2019 and 2018, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

6. Prepaid Expenses and Other Current Assets

At December 31, 2019 and 2018, prepaid expenses and other current assets consisted of the following:

	2019	2018
	(in thousands)
Advances to suppliers	$109	$289
Prepaid insurance	1,333	1,179
Vendor deposits	-	236
IVA taxes receivable, net	245	538
Prepaid royalties	127	295
Other current assets	218	208
Total	$2,032	$2,745

7. Property, Plant and Mine Development, net

At December 31, 2019 and 2018, property, plant and mine development consisted of the following:

	2019	2018
	(in thousands)
Asset retirement costs	$3,412	$1,240
Construction-in-progress (1)	11,965	34,335
Furniture and office equipment	2,087	1,861
Leach pad and ponds	5,649	-
Land	242	242
Light vehicles and other mobile equipment	2,553	2,508
Machinery and equipment	43,364	27,485
Mill facilities and infrastructure	31,408	11,712
Mineral interests and mineral rights	18,228	17,958
Mine development	90,089	69,487
Software and licenses	1,659	1,659
Subtotal (2) (3)	210,656	168,487
Accumulated depreciation and amortization	(85,397)	(57,245)
Total	$125,259	$111,242

(1)

Nevada construction-in-progress costs of $9.6 million and $21.6 million at December 31, 2019 and  2018, respectively.  Mexico construction-in-progress of $2.4 million and $12.7 million at December 31, 2019 and 2018, respectively.

(2)	Includes $1.8 and $1.7 million of assets recorded under finance leases at December 31, 2019 and 2018, respectively. Please see Note 12 for additional information.
(3)	Includes capital expenditures in accounts payable of $3.8 million and $4.3 at December 31, 2019 and 2018, respectively.

The Company recorded depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 of $23.3 million, $15.2 million and $15.0 million, respectively.

8. Accrued Expenses and Other Current Liabilities

At December 31, 2019 and 2018, accrued expenses and other current liabilities consisted of the following:

	2019	2018
	(in thousands)
Accrued insurance	$452	$364
Accrued royalty payments	2,212	1,432
Dividends payable	219	98
Other payables	483	136
Total	$3,366	$2,030

9. Reclamation and Remediation

The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2019 and 2018:

	2019	2018
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,009	$2,005
Changes in estimate	(82)	-
Foreign currency exchange loss	87	4
Reclamation liabilities – balance at end of period	2,014	2,009

Asset retirement obligation – balance at beginning of period	1,289	941
Changes in estimate	2,172	271
Accretion	102	78
Foreign currency exchange loss	28	(1)
Asset retirement obligation – balance at end of period	3,591	1,289
Total period end balance	$5,605	$3,298

The Company’s undiscounted reclamation liabilities are related to the Aguila project in Mexico.

The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.  As of December 31, 2019 and 2018, the Company recorded an asset retirement obligation of $2.5 million and $0.8 million, respectively, related to the Isabella Pearl project. As of December 31, 2019 and 2018, the Company’s asset retirement obligation related to the Aguila project in Mexico was $1.1 million and $0.5 million, respectively.

10. Loans Payable

The Company has financed certain equipment purchases.  The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.07 million.  As of December 31, 2019, there is an outstanding balance of $1.7 million which approximates fair value of the loans.  Scheduled minimum repayments are $0.9 million in 2020, $0.7 million in 2021, and $0.1 million in 2022. One of the loan agreements is subject to a prepayment penalty of 1% of the outstanding loan balance at time of full repayment.

11.  Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl project.  Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 12 for more information.   In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business.   These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term.  The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting.  As of December 31, 2019, total estimated contractual payments remaining, excluding embedded lease payments, are $8.1 million for the year ended December 31, 2020.

As of December 31, 2019, the Company has equipment purchase commitments aggregating approximately $0.9 million.

12.  Leases

Operating Leases

As discussed in Note 1 to the consolidated financial statements (see "Recently Adopted Accounting Pronouncements"), the Company adopted the new lease accounting standard on January 1, 2019.  Upon adoption, the Company recognized operating lease assets and corresponding operating lease liabilities totaling $14.2 million.  The Company’s finance leases did not change from December 31, 2018.

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

Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to two years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.  The weighted average remaining lease term for the Company’s operating leases as of December 31, 2019 is 0.88 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2019 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

Most of the Company’s leases have a standard payment schedule; however, the payments for its mining equipment embedded lease are determined by tonnage hauled.  This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine.  The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the year ended December 31, 2019, the Company capitalized variable lease costs of $2.4 million to Inventory and $4.7 million to Property, plant, and mine development, respectively.

The components of all other lease costs recognized within the Company’s Consolidated Statements of Operations are as follows:

		Year ended December 31,
Lease Cost Type	Consolidated Statements of Operations Location	2019
		(in thousands)
Operating lease cost	General and administrative expenses	$75
Operating lease cost	Production costs	81
Related party lease cost	General and administrative expenses	47
Short term lease cost	Production costs	489

Maturities of operating lease liabilities as of December 31, 2019 are as follows (in thousands)

Year Ending December 31:
2020	$7,430
2021	151
2022	13
2023	-
Thereafter	-
Total lease payments	7,594
Less imputed interest	(147)
Present value of minimum payments	7,447
Less: current portion	(7,287)
Long-term portion of minimum payments	$160

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

Finance Leases

The Company has finance lease agreements for certain equipment.  The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million.  The weighted average discount rate for the Company’s finance leases is 5.79%.  Scheduled minimum annual payments as of December 31, 2019 are as follows (in thousands):

Year Ending December 31:
2020	$483
2021	419
2022	13
2023	13
Thereafter	3
Total minimum obligations	931
Less: interest portion	(50)
Present value of minimum payments	881
Less: current portion	(446)
Long-term portion of minimum payments	$435

Scheduled minimum annual payments as of December 31, 2018 were as follows (in thousands):

Year Ending December 31:
2019	$470
2020	470
2021	406
2022	-
Thereafter	-
Total minimum obligations	1,346
Less: interest portion	(103)
Present value of minimum payments	1,243
Less: current portion	(412)
Long-term portion of minimum payments	$831

The weighted average remaining lease term for the Company’s finance leases as of December 31, 2019 is 2.01 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the year ended December 31, 2019:

Year ended December 31,
2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,569
Operating cash flows from finance leases	60
Investing cash flows from operating lease	4,719
Financing cash flows from finance leases	419

13. Shareholders’ Equity

The Company declared and paid dividends of $1.6 million or approximately $0.03 per share and $1.5 million or approximately $0.02 per share, respectively, for the year ended December 31, 2019.  The Company declared and paid dividends of $1.1 million, or $0.02 per share during each of the years ended December 31, 2018 and 2017.

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”).  The ATM agreement was renewed and amended on November 29, 2019, effective on the date that the related registration statement is declared effective by the SEC.  The ATM Agreement will remain in full force and effect until the earlier of three years after the effective date, or the date that the ATM Agreement is terminated in accordance with the terms therein. An aggregate of 6,625,588 shares and 1,131,755 shares of the Company’s common stock were sold through the ATM Agreement during the years ended December 31, 2019 and 2018, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $24.4 million and $4.3 million, respectively.

During the year ended December 31, 2019, the Company issued 25,000 shares of its common stock at a value of $3.88 per share as payment for a one-year investor relations agreement with a third-party.

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

In 2011, the Board of Directors approved a share repurchase program pursuant to which the Company may repurchase up to $20.0 million of its common stock from time to time in market transactions. There is no pre-determined end date associated with the share repurchase program. During 2019, 2018 and 2017, the Company did not repurchase any additional shares of common stock.

14. Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note 19 for additional information.

The following table summarizes the Company’s unsettled sales contracts at December 31, 2019, with the quantities of metals under contract subject to final pricing occurring through February 2020:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	10,971	711,190	893	4,467	11,146
Average forward price (per ounce or tonne)	$1,472	$17.04	$5,860	$2,039	$2,367

15. Employee Benefits

Effective October 2012, the Company adopted a profit sharing plan (the “Plan”) which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 45% of their qualified wages, subject to the IRS annual maximums. Any matching contribution by the Company on behalf of the employee is immediately vested; the matching contribution expense amounted to $0.1 million for each of the years ended December 31, 2019, 2018, and 2017.

16. Stock-Based Compensation

During 2016, the Company replaced its Amended and Restated Stock Option and Stock Grant Plan (the “Prior Plan”) with the Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the issuance of five million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), stock grants, stock units, performance shares, performance share units and performance cash.  Additionally, pursuant to the terms of the Incentive Plan, shares underlying any award outstanding under the Prior Plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

A total of 470,000 options with a term of 10 years were granted during the year ended December 31, 2019, of which 250,000 vested immediately and the remainder vest over a three-year period. A total of 310,870 RSUs were granted during the year ended December 31, 2019, of which 35,072 vest within six months and the remainder vest over a three- year period.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2019 and 2018 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2017	6,245,001	$7.23	4.68	$4,040
Granted	505,500	5.41	-
Exercised	(1,412,926)	3.13	-
Expired	(73)	4.60	-
Forfeited	(77,667)	3.44	-
Outstanding as of December 31, 2018	5,259,835	$8.21	4.82	$1,396
Granted	470,000	3.78	-
Exercised	(274,750)	3.95	-
Expired	(780,250)	5.62	-
Forfeited	(110,100)	4.55	-
Outstanding as of December 31, 2019	4,564,735	$8.54	5.09	$4,513

Vested and exercisable as of December 31, 2019	4,013,994	$9.09	4.58	$3,783

The weighted-average fair value of options per share granted during the years ended December 31, 2019, 2018, and 2017 was $1.94,  $3.04 and $2.25, respectively. The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017, was $0.2 million, $2.6 million and $0.1 million, respectively. The total fair value of options vested during the years ended December 31, 2019, 2018 and 2017 was $1.6 million, $0.9 million and $0.8 million, respectively.

During the year ended December 31, 2019, stock options to purchase an aggregate of 274,750 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.95 per share. Of that amount, 250,000 of the options were exercised on a net exercise basis, resulting in 44,698 shares being delivered.  The remaining 24,750 options were exercised for cash.  During the year ended December 31, 2018, stock options to purchase an aggregate of 1,412,926 shares of the Company’s common stock were exercised at a weighted average exercise price of

$3.13 per share.  Of that amount, 945,000 of the options were exercised on a net exercise basis, resulting in 244,345 shares being delivered.  The remaining 467,926 options were exercised for cash proceeds of $1.3 million.

The following table summarizes information about stock options outstanding at December 31, 2019:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.00 - $6.25	2,169,335	7.28	$3.46	1,757,998	$3.39
$6.25 -$12.50	1,025,400	3.84	$8.35	885,996	$8.58
$12.50 - $18.75	1,250,000	2.78	$16.37	1,250,000	$16.37
$18.75 - $25.00	120,000	0.16	$20.51	120,000	$20.51
	4,564,735	5.09	$8.54	4,013,994	$9.09

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Year ended December 31,
	2019	2018	2017
Risk-free interest rate	2.20%	2.72%	1.94%
Dividend yield	0.53%	0.40%	0.53%
Expected volatility	62.76%	67.11%	67.70%
Expected life in years	5	5	5

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2019 and 2018 is presented below:

	Shares	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Term (in years)
Nonvested as of December 31, 2017	209,283	$920	1.91
Granted	120,002		-
Vested	(89,921)		-
Expired	-		-
Forfeited	(16,610)		-
Nonvested as of December 31, 2018	222,754	$891	1.77
Granted	310,870		-
Vested	(121,060)		-
Expired	-		-
Forfeited	(11,329)		-
Nonvested as of December 31, 2019	401,235	$2,223	8.00

The weighted-average fair value per share of RSUs granted during the years ended December 31, 2019 and 2018, and 2017 was $4.83,  $6.89 and $4.11, respectively.  The total intrinsic value of RSUs vested during the years ended December 31, 2019, 2018, and 2017 was $0.4 million, $0.5 million and $0.3 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options and RSUs is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Stock options	$1,458	$993	$829
Restricted stock units	474	504	363
Total	$1,932	$1,497	$1,192

The estimated unrecognized stock-based compensation expense from unvested options and RSUs as of December 31, 2019 was approximately $1.1 million and $1.9 million, respectively, and is expected to be recognized over the remaining vesting periods of up to three years.

17. Other Expense, Net

During the years ended December 31, 2019, 2018 and 2017, other expense, net consisted of the following:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Unrealized currency exchange (gain) loss	$(19)	$230	$983
Realized currency exchange loss (gain)	252	707	(457)
Unrealized (gain) loss from gold and silver rounds/bullion, net (1)	(671)	134	(493)
Loss from sale of investments, net (2)	-	195	-
Loss on disposal of fixed assets	12	389	474
Increase in reserve for inventory obsolescence	885	114	106
Increase in allowance for doubtful accounts receivable	-	1,360	-
Other expense (income)	173	(18)	553
Total	$632	$3,111	$1,166

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.
(2)	During 2018, the Company wrote off its equity investment and recognized a loss of $195. For additional information regarding our fair value measurements and investments, please see Note 19.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 4.2 million, 3.6 million, and 3.1 million shares of common stock at weighted average exercise prices of $8.95,  $10.44, and $11.26 were outstanding as of December 31, 2019, 2018, and 2017, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore were anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Year ended December 31,
	2019	2018	2017
Net income (in thousands)	$5,832	$9,288	$4,150
Basic weighted average shares of common stock outstanding	63,681,156	57,534,830	56,854,670
Dilutive effect of share-based awards	351,834	834,836	740,323
Diluted weighted average common shares outstanding	64,032,990	58,369,666	57,594,993
Net income per share:
Basic and diluted	$0.09	$0.16	$0.07

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2019 and 2018:

	2019	2018	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents	$11,076	$7,762	Level 1
Gold and silver rounds/bullion	$4,265	$3,637	Level 1
Receivables from provisional concentrate sales	$8,362	$1,744	Level 2
Loans payable	$1,661	$2,143	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

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

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of allowance for doubtful accounts of $1.4 million. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At December 31, 2019 and 2018, the Company had an unrealized gain of $0.2 million and an unrealized loss of $0.1 million, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments.  Please see Note 14 for additional information.

Loans payable consist of obligations for equipment purchases financed on a long-term basis.  Loans payable are recorded at amortized cost, which approximates fair value. See Note 10 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statements of Operations as shown in the following:

	Year ended December 31,
	2019	2018	2017	Statement of Operations Classification
	(in thousands)
Realized/unrealized derivative gain (loss), net	$1,714	$(4,209)	$1,899	Sales, net
Realized/unrealized gold and silver rounds/bullion gain (loss), net	$663	$(148)	$282	Other expense, net
Investment loss	$-	$(195)	$-	Other expense, net

Realized/Unrealized Derivatives, net

The following tables summarize the Company’s realized/unrealized derivatives, net (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2019
Realized gain (loss)	$318	$167	$17	$(44)	$965	$1,423
Unrealized gain (loss)	117	208	114	(64)	(84)	291
Total realized/unrealized derivatives, net	$435	$375	$131	$(108)	$881	$1,714

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2018
Realized loss	$(191)	$(374)	$(268)	$(788)	$(2,081)	$(3,702)
Unrealized gain (loss)	222	272	(162)	(39)	(800)	(507)
Total realized/unrealized derivatives, net	$31	$(102)	$(430)	$(827)	$(2,881)	$(4,209)

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2017
Realized gain	$154	$151	$128	$131	$798	$1,362
Unrealized (loss) gain	(93)	(183)	64	72	677	537
Total realized/unrealized derivatives, net	$61	$(32)	$192	$203	$1,475	$1,899

20. Supplementary Cash Flow Information

During the years ended December 31, 2019, 2018, and 2017, other operating adjustments and write-downs within the net cash provided by operations on the Consolidated Statements of Cash Flows consisted of the following:

	2019	2018	2017
	(in thousands)
Unrealized (gain) loss on gold and silver rounds/bullion	$(671)	$134	$(493)
Unrealized foreign currency exchange (gain) loss	(19)	230	983
Loss on sale of investments	-	195	-
Loss on disposition of fixed assets	12	389	474
Increase in reserve for inventory	885	114	106
Change in allowance for doubtful accounts receivable	-	1,360
Other	115	113	215
Total other operating adjustments	$322	$2,535	$1,285

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Year ended December 31, 2019
Revenue	$120,301	$15,065	$-	$135,366
Exploration expense	2,614	932	106	3,652
Net income (loss)	17,416	300	(11,884)	5,832
Capital expenditures (1)	17,986	23,477	19	41,482

	Mexico	Nevada	Corporate and Other	Consolidated
Year ended December 31, 2018
Revenue	$115,308	$-	$-	$115,308
Exploration expense	2,217	2,314	172	4,703
Net income (loss)	20,631	(2,585)	(8,758)	9,288
Capital expenditures (2)	24,039	20,133	29	44,201

	Mexico	Nevada	Corporate and Other	Consolidated
Year ended December 31, 2017
Revenue	$110,156	$-	$-	$110,156
Exploration expense	1,288	2,916	145	4,349
Net income (loss)	20,379	(2,423)	(13,806)	4,150
Capital expenditures (3)	21,760	10,087	9	31,856

(1)	Includes a decrease in capital expenditures in accounts payable of $550 and non-cash additions of $2,558; consolidated capital expenditures on a cash basis were $39,474.
(2)	Includes an increase in capital expenditures in accounts payable of $3,302 and non-cash additions of $823; consolidated capital expenditures on a cash basis were $40,076.
(3)	Includes an increase in capital expenditures in accounts payable of $1,041 and non-cash additions of $5,383; consolidated capital expenditures on a cash basis were $25,432.

Total asset balances, excluding intercompany balances at December 31, 2019 and December 31, 2018 are as follows:

	2019	2018
	(in thousands)
Mexico	$98,718	$91,590
Nevada	84,669	46,677
Corporate and Other	9,625	12,064
Consolidated	$193,012	$150,331

22. Quarterly Financial Data (Unaudited)

The following represents selected information from the unaudited quarterly Consolidated Statements of Operations for the years ended December 31, 2019 and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per common share data)
Sales, net	$26,578	$29,374	$40,066	$39,348
Mine gross profit	$5,439	$6,491	$9,318	$7,867
Net income	$882	$1,798	$2,978	$174
Net income per common share:
Basic and diluted	$0.01	$0.03	$0.05	$-
Weighted average shares outstanding:
Basic	60,672,133	62,778,445	65,495,958	65,691,527
Diluted	61,142,088	63,066,616	65,796,899	66,092,425

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per common share data)
Sales, net	$32,151	$30,768	$24,258	$28,131
Mine gross profit	$12,920	$9,521	$3,293	$7,956
Net income (loss)	$5,457	$3,754	$(781)	$858
Net income (loss) per common share:
Basic	$0.10	$0.07	$(0.01)	$0.01
Diluted	$0.09	$0.06	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	57,120,077	57,315,472	57,642,966	58,049,972
Diluted	57,911,299	58,314,123	57,642,966	58,571,874

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 1, 2018, EKS&H LLLP (“EKS&H”), our independent registered public accounting firm combined with Plante & Moran PLLC (“Plante Moran”). As a result of this transaction, on October 1, 2018, EKS&H resigned as the independent registered public accounting firm for the Company. Concurrent with such resignation, the Company’s audit committee approved the engagement of Plante Moran as the new independent registered public accounting firm for the Company. The audit report of EKS&H on our consolidated financial statements for the year ended December 31, 2017, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the interim periods up to October 1, 2018, there were no (1) disagreements between us and EKS&H on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the consolidated financial statements for such years, or (2) “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended December 31, 2017, and in the interim period up to October 1, 2018, we have not consulted with Plante Moran regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by Plante Moran to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (2) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting as of December 31, 2019, was effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy Statement”) expected to be filed within 120 days after the end of our fiscal year ended December 31, 2019.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2020 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2020 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2020 Proxy Statement.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2020 Proxy Statement.

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

4.1	Description of Capital Stock

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

10.4	Gold Resource Corporation 2016 Equity Incentive Plan (incorporated by reference from our registration statement on Form S-8 filed on December 7, 2016, Exhibit 4.1, File No. 333-214958).

10.5*	Form of Stock Option Agreement.

10.6*	Form of RSU Agreement.

10.7*	Form of RSU Agreement.

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

10.12	Policy for Recoupment of Executive Compensation (incorporated by reference from our annual report on Form 10-K filed on March 8, 2018, Exhibit 10.14, File No. 001-34857).

10.13

Amendment No. 2 to Office Lease between the Company and Lincoln ASB Colorado Center LLC dated January 24, 2019 (incorporated by reference from our annual report on Form 10-K filed on February 26, 2019, Exhibit 10.12, File No. 001-34857).

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

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2019 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*  filed herewith

ITEM 16.        10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: March 2, 2020	/s/ Jason D. Reid
By: Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jason D. Reid	Chief Executive Officer, President and Director	March 2, 2020
Jason D. Reid	(Principal Executive Officer)

/s/ John A. Labate	Chief Financial Officer	March 2, 2020
John A. Labate	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors	March 2, 2020
Bill M. Conrad

/s/ Alex G. Morrison	Director	March 2, 2020
Alex Morrison

/s/ Kimberly C. Perry	Director	March 2, 2020
Kimberly C. Perry