Form 10-Q
period 2020-03-31
GOLD RESOURCE CORP
filed 2020-05-05
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,026,027 shares of common stock outstanding as of May 4, 2020.

GOLD RESOURCE CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,366	$11,076
Gold and silver rounds/bullion	4,111	4,265
Accounts receivable, net	4,043	8,362
Inventories, net	24,805	24,131
Prepaid taxes	118	786
Prepaid expenses and other current assets	1,266	2,032
Total current assets	52,709	50,652
Property, plant and mine development, net	124,450	125,259
Operating lease assets, net	5,305	7,436
Deferred tax assets, net	8,433	4,635
Other non-current assets	5,176	5,030
Total assets	$196,073	$193,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,092	$14,456
Loans payable, current	888	879
Finance lease liabilities, current	452	446
Operating lease liabilities, current	5,192	7,287
Income taxes payable, net	1,289	-
Mining royalty taxes payable, net	1,018	1,538
Accrued expenses and other current liabilities	3,563	3,366
Total current liabilities	24,494	27,972
Reclamation and remediation liabilities	5,487	5,605
Loans payable, long-term	556	782
Finance lease liabilities, long-term	320	435
Operating lease liabilities, long-term	124	160
Total liabilities	30,981	34,954
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
69,541,527 and 65,691,527 shares outstanding at March 31, 2020 and December 31, 2019, respectively	70	66
Additional paid-in capital	158,987	148,171
Retained earnings	13,090	16,876
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	165,092	158,058
Total liabilities and shareholders' equity	$196,073	$193,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2020	2019
Sales, net	$28,005	$26,578
Mine cost of sales:
Production costs	20,885	17,477
Depreciation and amortization	7,398	3,646
Reclamation and remediation	38	16
Total mine cost of sales	28,321	21,139
Mine gross (loss) profit	(316)	5,439
Costs and expenses:
General and administrative expenses	2,274	2,011
Exploration expenses	1,155	1,450
Other expense, net	1,513	25
Total costs and expenses	4,942	3,486
(Loss) income before income taxes	(5,258)	1,953
(Benefit) provision for income taxes	(2,137)	1,071
Net (loss) income	$(3,121)	$882
Net (loss) income per common share:
Basic and diluted	$(0.05)	$0.01
Weighted average shares outstanding:
Basic	66,022,202	60,672,133
Diluted	66,022,202	61,142,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Three Months Ended March 31, 2020 and 2019
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2018	59,186,829	$59	$121,602	$12,656	$(5,884)	$(1,171)	$127,262
Stock-based compensation	-	-	336	-	-	-	336
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	14,804	-	-	-	-	-	-
Dividends declared	-	-	-	(307)	-	-	(307)
Issuance of stock, net of issuance costs	2,562,130	3	10,900	-	-	-	10,903
Net income	-	-	-	882	-	-	882
Balance, March 31, 2019 (unaudited)	61,833,211	$63	$132,935	$13,231	$(5,884)	$(1,171)	$139,174

Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058
Stock-based compensation	-	-	470	-	-	-	470
Dividends declared	-	-	-	(665)	-	-	(665)
Issuance of stock, net of issuance costs	3,850,000	4	10,346	-	-	-	10,350
Net loss	-	-	-	(3,121)	-	-	(3,121)
Balance, March 31, 2020 (unaudited)	69,877,925	$70	$158,987	$13,090	$(5,884)	$(1,171)	$165,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(3,121)	$882
Adjustments to reconcile net (loss) income to net cash from operating activities:
Deferred income taxes	(4,650)	895
Depreciation and amortization	7,535	3,763
Stock-based compensation	470	336
Other operating adjustments	1,780	(128)
Changes in operating assets and liabilities:
Accounts receivable	4,320	(2,771)
Inventories	(3,495)	(6,324)
Prepaid expenses and other current assets	175	221
Other non-current assets	921	40
Accounts payable and other accrued liabilities	(802)	3,222
Mining royalty and income taxes payable, net	1,844	(784)
Net cash provided by (used in) operating activities	4,977	(648)

Cash flows from investing activities:
Capital expenditures	(6,929)	(8,786)
Other investing activities	1	1
Net cash used in investing activities	(6,928)	(8,785)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	98
Proceeds from issuance of stock	10,350	10,806
Dividends paid	(657)	(303)
Repayment of loans payable	(216)	(187)
Repayment of finance leases	(109)	(101)
Net cash provided by financing activities	9,368	10,313

Effect of exchange rate changes on cash and cash equivalents	(127)	(115)
Net increase in cash and cash equivalents	7,290	765
Cash and cash equivalents at beginning of period	11,076	7,762
Cash and cash equivalents at end of period	$18,366	$8,527

Supplemental Cash Flow Information
Interest expense paid	$32	$42
Income and mining taxes paid	$197	$209
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(950)	$2,303
Change in estimate for asset retirement costs	$435	$462
Equipment purchased through loan payable	$-	$330

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020
(Unaudited)

1. Basis of Preparation of Financial Statements

The interim Condensed Consolidated Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements.  Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

Certain items in the prior period’s Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

2. Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method. The standard requires the measurement of expected credit losses to be based on relevant information, including historical experiences, current conditions and a forecast that is supportable. The Company adopted the new standard on January 1, 2020. The adoption of the standard did not have any effect on our Condensed Consolidated Financial Statements.

3. Revenue

The Company derives its revenue from the sale of doré and concentrates.  The following table presents the Company’s net sales for each period presented, disaggregated by source:

	Three months ended March 31,
	2020	2019
	(in thousands)
Doré sales, net
Gold	$7,683	$1,683
Silver	676	400
Less: Refining charges	(92)	(38)
Total doré sales, net	8,267	2,045
Concentrate sales
Gold	6,216	4,565
Silver	5,215	3,761
Copper	2,361	2,114
Lead	3,479	3,395
Zinc	9,040	12,271
Less: Treatment and refining charges	(5,835)	(3,410)
Total concentrate sales, net	20,476	22,696
Realized/unrealized embedded derivative, net	(738)	1,837
Total sales, net	$28,005	$26,578

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds.

At March 31, 2020 and December 31, 2019, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2020			2019
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,866	$1,609	$3,002	1,866	$1,515	$2,827
Silver	79,605	$13.93	1,109	79,662	$18.05	1,438
Total holdings			$4,111			$4,265

5. Inventories, net

At March 31, 2020 and December 31, 2019, inventories, net consisted of the following:

	2020	2019
	(in thousands)
Stockpiles - underground mine	$3,301	$3,968
Stockpiles - open pit mine	165	833
Leach pad	11,542	9,103
Concentrates	1,826	1,340
Doré (1)	1,233	1,581
Subtotal - product inventories	18,067	16,825
Materials and supplies (2)	6,738	7,306
Total	$24,805	$24,131

(1)	Net of reserve of $378 and $478 at March 31, 2020 and December 31, 2019, respectively.
(2)	Net of reserve for obsolescence of $1,264.

In addition to the inventory above, as of March 31, 2020 and December 31, 2019, the Company has $4.8 million and $4.7 million, respectively, of low-grade ore stockpile inventory included in other non-current assets on the accompanying Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2020 and 2019, the Company recorded a net realizable value inventory adjustment of $1.6 million and nil, respectively, for inventories at its Isabella Pearl Mine.

6. Income Taxes

The Company recorded income tax benefit of $2.1 million and income tax expense of $1.1 million for the three months ended March 31, 2020 and 2019, respectively.  In accordance with applicable accounting rules, the interim provision for taxes was calculated by using the consolidated effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates.  Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate.  At the federal level, the Company’s losses in the U.S. are taxed at 21%, while a 5% net proceeds of minerals tax applies to the Company’s operations in Nevada.  The U.S. tax results are netted against the Company’s income in Mexico which is taxed at 37.5% (30% income tax and 7.5% mining tax), which has resulted in a consolidated effective tax rate above statutory rates.

Enacted in response to the novel coronavirus (“COVID-19”) pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provides roughly $2 trillion in economic relief to eligible businesses and individuals impacted by the novel coronavirus outbreak. The CARES Act is significant legislation that will affect nearly every aspect of the economy. The CARES Act affected corporate taxpayers, including corporations seeking sources of liquidity through net operating loss (“NOL”) carryback claims and income tax refunds. The Company has not applied for aid or relief funds under the CARES Act and in most cases will not qualify for such aid as our operations in the U.S. have continued uninterrupted and our suspended operation in Mexico is considered to be foreign business, thus not qualifying for benefits under the Act. However, as a result of changes under the CARES Act, corporate taxpayers with eligible NOLs may now carryback those losses to prior years to receive a refund of up to five years of prior taxes paid. As the CARES Act did not modify IRC Section 172(b)(3), a taxpayer, where advantageous, can still waive the carryback and elect to carry NOLs forward to subsequent tax years. Further, for years 2018 thru 2020, the CARES Act removed the 80% NOL utilization limitation on corporate taxpayers, thus the Company may use NOLs to fully offset taxable income in those years. The CARES Act has no immediate impact on the Company’s income taxes, however removal of the NOL utilization limitation will expedite its future realization of US losses generated post Tax Cuts and Jobs Act of 2017.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends to foreign parent companies on all post-2013  earnings.  Dividends from earnings generated prior to 2014 were exempted from the new dividend withholding tax. The Company commenced distribution of post-2013 earnings from Mexico in 2018.  According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met.  Based on the Company’s review of these requirements, it estimates it will pay a 5% withholding tax on dividends received from Mexico in 2020.  The impact of the planned annual dividends for 2020 is reflected in the estimated annual effective tax rate.

As of March 31, 2020, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At March 31, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	2020	2019
	(in thousands)
Advances to suppliers	$89	$109
Prepaid insurance	767	1,333
IVA taxes receivable, net	-	245
Prepaid royalties	103	127
Other current assets	307	218
Total	$1,266	$2,032

8.  Property, Plant and Mine Development, net

At March 31, 2020 and December 31, 2019, property, plant and mine development, net consisted of the following:

	2020	2019
	(in thousands)
Asset retirement costs	$3,847	$3,412
Construction-in-progress (1)	15,279	11,965
Furniture and office equipment	2,101	2,087
Leach pad and ponds	5,649	5,649
Land	242	242
Light vehicles and other mobile equipment	2,553	2,553
Machinery and equipment	44,125	43,364
Mill facilities and infrastructure	31,966	31,408
Mineral interests and mineral rights	18,228	18,228
Mine development	91,422	90,089
Software and licenses	1,659	1,659
Subtotal (2) (3)	217,071	210,656
Accumulated depreciation and amortization	(92,621)	(85,397)
Total	$124,450	$125,259

(1)

Includes Nevada pre-production stripping costs of $13.3 million and $9.6 million at March 31, 2020 and December 31, 2019, respectively.  Mexico construction-in-progress was $1.9 million and $2.4 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $1.8 million of assets recorded under finance leases. Please see Note 13 for additional information.
(3)	Includes accrued capital expenditures of $2.8 million and $3.8 million at March 31, 2020 and December 31, 2019, respectively.

The Company recorded depreciation and amortization expense of $7.5 million and $3.8 million for the three months ended March 31, 2020 and 2019, respectively.

9. Accrued Expenses and Other Current Liabilities

At March 31, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	2020	2019
	(in thousands)
Accrued insurance	$216	$452
Accrued royalty payments	2,316	2,212
Dividends payable	227	219
IVA taxes payable, net	514	-
Other payables	290	483
Total	$3,563	$3,366

10. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2020 and year ended December 31, 2019:

	2020	2019
	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,014	$2,009
Changes in estimate	-	(82)
Foreign currency exchange (gain) loss	(401)	87
Reclamation liabilities – balance at end of period	1,613	2,014

Asset retirement obligation – balance at beginning of period	3,591	1,289
Changes in estimate	435	2,172
Accretion	71	102
Foreign currency exchange (gain) loss	(223)	28
Asset retirement obligation – balance at end of period	3,874	3,591
Total period end balance	$5,487	$5,605

The Company’s reclamation liabilities are related to the Aguila project in Mexico.

The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.  As of March 31, 2020 and December 31, 2019, the Company recorded an asset retirement obligation of $3.0 million and $2.5 million, respectively, related to the Isabella Pearl project. As of March 31, 2020 and December 31, 2019, the Company’s asset retirement obligation related to the Aguila project in Mexico was $0.9 million and $1.1 million, respectively.

11. Loans Payable

The Company has financed certain equipment purchases on a long-term basis.  The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.08 million.  As of March 31, 2020, and December 31, 2019, there was an outstanding balance of $1.4 million and $1.7 million, respectively.  Scheduled minimum repayments are $0.7 million in 2020, $0.7 million in 2021, and $0.1 million in 2022. One of the loan agreements is subject to a prepayment penalty of 1% of the outstanding loan balance at time of repayment.  The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both March 31, 2020 and December 31, 2019. See Note 19 for the definition of a Level 2 input.

12. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl project.  Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 13 for more information.  In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business.  These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term.  The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting.  As of March 31, 2020, total estimated contractual payments remaining, excluding embedded lease payments, are $5.4 million for the year ended December 31, 2020.

As of March 31, 2020, the Company has equipment purchase commitments aggregating approximately $1.1 million.

13.  Leases

Operating Leases

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

Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to two years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.  The weighted average remaining lease term for the Company’s operating leases as of March 31, 2020 is 0.65 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of March 31, 2020 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

Most of the Company’s leases have a standard payment schedule; however, the payments for its mining equipment embedded lease are determined by tonnage hauled.  This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl project.  The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended March 31, 2020, the Company capitalized variable lease costs of $0.7 million to Inventory and $1.5 million to Property, plant, and mine development, respectively.

The components of all other lease costs recognized within the Company’s Condensed Consolidated Statements of Operations are as follows:

		Three months ended March 31,
Lease Cost Type	Consolidated Statements of Operations Location	2020	2019
		(in thousands)
Operating lease cost	General and administrative expenses	$18	$20
Operating lease cost	Production costs	20	19
Related party lease cost	General and administrative expenses	13	11
Short term lease cost	Production costs	66	191

Maturities of operating lease liabilities as of March 31, 2020 are as follows (in thousands):

Year Ending December 31:
2020	$5,230
2021	151
2022	13
2023	-
Thereafter	-
Total lease payments	5,394
Less imputed interest	(78)
Present value of minimum payments	5,316
Less: current portion	(5,192)
Long-term portion of minimum payments	$124

Finance Leases

The Company has finance lease agreements for certain equipment.  The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million.  The weighted average discount rate for the Company’s finance leases is 5.80%.  Scheduled minimum annual payments as of March 31, 2020 are as follows (in thousands):

Year Ending December 31:
2020	$362
2021	419
2022	13
2023	13
Thereafter	3
Total minimum obligations	810
Less: interest portion	(38)
Present value of minimum payments	772
Less: current portion	(452)
Long-term portion of minimum payments	$320

The weighted average remaining lease term for the Company’s finance leases as of March 31, 2020 is 1.77 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$766	$798
Operating cash flows from finance leases	12	93
Investing cash flows from operating lease	1,452	846
Financing cash flows from finance leases	110	17

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

The following table summarizes the Company’s unsettled sales contracts as of March 31, 2020 with the quantities of metals under contract subject to final pricing occurring through May 2020:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	3,584	219,721	436	989	1,169
Average forward price (per ounce or tonne)	$1,569	$15.77	$5,484	$1,699	$1,878

15.  Stock-Based Compensation

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), stock grants, stock units, performance shares, performance share units and performance cash.  Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the any prior plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

During the three months ended March 31, 2019, a total of 14,804 RSUs vested and shares were issued with an intrinsic value of $0.1 million and a fair value of $0.1 million.  No RSU’s vested during the three months ended March 31, 2020.

During the three months ended March 31, 2019, stock options to purchase an aggregate of 274,750 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.95 per share. Of that amount, 250,000 of the options were exercised on a net exercise basis, resulting in 44,698 shares being delivered.  The remaining 24,750 options were exercised for cash. No stock options were exercised during the three months ended March 31, 2020.

Stock-based compensation expense for stock options and RSUs for the periods presented is as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Stock options	$222	$211
Restricted stock units	248	125
Total	$470	$336

The Company has a short-term incentive plan for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of March 31, 2020 and December 31, 2019, nil has been accrued related to the STIP.

16. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”).  The ATM Agreement will remain in full force and effect until the earlier of (i) April 3, 2021, (ii) the effective date for a shelf registration filed with the Securities and Exchange Commission, when a new ATM agreement will be effective, or (iii) the date that the ATM Agreement is terminated in accordance with its terms. An aggregate of 3,850,000 shares and 2,562,130 shares of the Company’s common stock were sold through the ATM Agreement during the three months ended March 31, 2020 and 2019, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $10.4 million and $10.8 million, respectively.

During the three months ended March 31, 2019, the Company issued 25,000 shares of its common stock at a value of $3.88 per share as payment for a one-year investor relations agreement with a third-party.

During the three months ended March 31, 2020 and 2019, the Company declared and paid dividends of $0.01 and $0.005 per common share, respectively, for an aggregate total of $0.7 million and $0.3 million, respectively.

17. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	Three months ended March 31,
	2020	2019
	(in thousands)
Unrealized currency exchange loss (gain)	$1,618	$(127)
Realized currency exchange (gain) loss	(291)	151
Unrealized loss (gain) from gold and silver rounds/bullion, net (1)	151	(17)
Other expense	35	18
Total	$1,513	$25

(1)

Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.  For additional information regarding the Company’s fair value measurements and investments, please see Note 19.

18. Net (Loss) Income per Common Share

Basic earnings or loss per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s RSUs are considered to be dilutive.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.3 million and 3.6 million shares of common stock at weighted average exercise prices of $9.48 and $10.48 were outstanding at March 31, 2020 and 2019, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended March 31,
	2020	2019
Net (loss) income (in thousands)	$(3,121)	$882
Basic weighted average shares of common stock outstanding	66,022,202	60,672,133
Dilutive effect of share-based awards	-	469,955
Diluted weighted average common shares outstanding	66,022,202	61,142,088
Net (loss) income per share:
Basic and diluted	$(0.05)	$0.01

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

	2020	2019	Input Hierarchy Level
	(in thousands)
Cash and cash equivalents	$18,366	$11,076	Level 1
Gold and silver rounds/bullion	$4,111	$4,265	Level 1
Receivables from provisional concentrate sales	$4,043	$8,362	Level 2
Loans payable	$1,444	$1,661	Level 2

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 4 for additional information.

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of allowance for doubtful accounts of $1.4 million.  Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve.  Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At March 31, 2020 and December 31, 2019, the Company had unrealized losses of $0.1 million and unrealized gains of $0.2 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets related to mark-to-market adjustments.  Please see Note 14 for additional information.

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended March 31,
	2020	2019	Statement of Operations Classification

Realized/unrealized derivative (loss) gain, net	$(738)	$1,837	Sales, net
Realized/unrealized gold and silver rounds/bullion (loss) gain, net	$(152)	$15	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended March 31, 2020
Realized gain (loss)	$351	$160	$5	$(157)	$(817)	$(458)
Unrealized (loss) gain	(128)	(325)	(119)	50	242	(280)
Total realized/unrealized derivatives, net	$223	$(165)	$(114)	$(107)	$(575)	$(738)

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended March 31, 2019
Realized gain	$124	$60	$14	$15	$598	$811
Unrealized (loss) gain	(23)	(2)	153	(3)	901	1,026
Total realized/unrealized derivatives, net	$101	$58	$167	$12	$1,499	$1,837

20. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)
Unrealized loss (gain) on gold and silver rounds/bullion	$151	$(17)
Unrealized foreign currency exchange loss (gain)	1,618	(127)
Other	11	16
Total other operating adjustments	$1,780	$(128)

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended March 31, 2020
Revenue	$22,148	$5,857	$-	$28,005
Exploration expense	968	177	10	1,155
Net loss	(952)	(793)	(1,376)	(3,121)
Capital expenditures (1)	1,979	4,398	37	6,414

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended March 31, 2019
Revenue	$26,578	$-	$-	$26,578
Exploration expense	1,068	383	(1)	1,450
Net income (loss)	3,396	(419)	(2,095)	882
Capital expenditures (2)	4,682	7,199	-	11,881

(1)	Includes a decrease in capital expenditures in accounts payable of $950 and non-cash additions of $435; consolidated capital expenditures on a cash basis were $6,929.
(2)	Includes an increase in capital expenditures in accounts payable of $2,303 and non-cash additions of $792; consolidated capital expenditures on a cash basis were $8,786.

Total asset balances, excluding intercompany balances, at March 31, 2020 and December 31, 2019 are as follows:

	2020	2019
	(in thousands)
Mexico	$89,677	$98,718
Nevada	85,947	84,669
Corporate and Other	20,449	9,625
Consolidated	$196,073	$193,012

22. Subsequent Events

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new novel coronavirus (“COVID-19”) as a “pandemic”. On March 31, 2020, the Mexican government issued a national health emergency order with an immediate suspension order for 30 days of all “non-essential” public and private sector business (which included mining) in order to mitigate the spread and transmission of COVID-19. As a result of this order, the Company suspended its Mexico operations on April 1, 2020. On April 20, 2020 the suspension order was extended to May 30, 2020. As of the date of the issuance of these unaudited Condensed Consolidated Financial Statements, there have been no other significant impacts, including impairments, to the Company’s operations and financial statements. The Company continues to monitor the situation and due to uncertainty of the pandemic, management's judgment regarding its impact on the results of operations, cash flows, and financial condition may change in the future and the extent of the impact cannot be reasonably estimated at this time.

Subsequent to March 31, 2020, the Company sold 484,500 shares of its common stock under the ATM Agreement for net proceeds of $1.6 million.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2020 and compares those results to the three months ended March 31, 2019. It also analyzes our financial condition at March 31, 2020 and compares it to our financial condition at December 31, 2019. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2019 contained in our annual report on Form 10-K for the year ended December 31, 2019.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Highlights

Consolidated highlights for the first quarter of 2020 are summarized below and discussed further in our Management’s Discussion and Analysis:

•	$28.0 million net sales;
•	$18.4 million cash balance at March 31, 2020;
•	$0.7 million dividend distributions, or $0.01 per share for the quarter; and
•	Consolidated production of 10,142 gold ounces and 407,625 silver ounces.

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production and exploration at our Mining Units in Oaxaca Mexico and Nevada U.S.A. Our Oaxaca Mining Unit produces doré and concentrates primarily from the Arista underground mine, which contains precious metals of gold and silver and base metals of copper, lead and zinc. Our Nevada Mining Unit produces doré from its Isabella Pearl open pit mine.

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (“COVID-19”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States and Mexico, instituted restrictions on travel, public gatherings and certain business operations.

Currently the mining industry is listed as an essential business in the state of Nevada and the Company continues to operate its mining unit accordingly while utilizing safety measures. On March 31, 2020, the Mexican government issued a national health emergency with an immediate suspension order for 30 days of all “non-essential” public and private sector business (which included mining) to mitigate the spread and transmission of the COVID-19. As a result, the Company suspended its Mexico operations and production on April 1, 2020.  The Mexican government has given additional guidance requiring miners to remain closed until May 30, 2020.  The Company plans to keep its Mexico operations suspended until governmental approval has been granted to re-start its operations.

In an effort to mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures including specialized training, social distancing, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines.  We are currently evaluating and optimizing recommencement of our Mexico operations in this rapidly changing environment.  Our management and Board of Directors have analyzed various scenarios that might result from the effects of the pandemic, including one under which we might be forced to suspend operations at both of our mining units for several months due to mandates and or COVID-19 infections.  While the numerous variables are difficult to assess given the ever-evolving COVID-19 global pandemic and various governmental approaches, we believe we have the necessary liquidity and capital resources to sustain such a prolonged impact.  We are also evaluating potential supply chain disruptions.  Due to the suspension of our Mexico operations and the uncertainty surrounding the long-term impact of the COVID-19 virus, we have withdrawn our 2020 production outlook.

The full impact of the COVID-19 outbreak continues to evolve subsequent to the quarter ended March 31, 2020 and as of the date the unaudited Condensed Consolidated Financial Statements are issued. As such, the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations is uncertain. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not presently able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition or liquidity for fiscal year 2020.

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

Oaxaca Mining Unit, Mexico

Aguila project:  During the first quarter of 2020, we continued to focus on development and ore extraction from the Arista mine.  Exploration during the quarter focused on underground drilling at the Arista and Switchback vein systems.   The Switchback drilling program targeted further expansion and delineation of the multiple parallel veins for reserve definition, expansion and mine plan optimization.  The Switchback vein system remains open on strike and vertical extent.  Six underground diamond drill holes totaling 2,487 meters were completed at the Aguila project during the first quarter of 2020.  During the quarter, we also conducted surface geologic mapping and rock chip sampling in the Cerro Pilon area of the Aguila project. Surface diamond drilling is planned to target mineralized veins identified in this area.

Alta Gracia project: Mirador Mine development continued during the first quarter of 2020.  Development and production was conducted on the ore shoot discovered on the Independencia vein during 2018 exploration.  We continue to truck and process Mirador ore at the Aguila mill.  During the quarter, only minor production came from Mirador while we focused higher volume production from Switchback in the Arista mine.  Field exploration activities including surface geologic mapping and rock chip sampling continued at the Aguacatillo prospect on the Alta Gracia project during the quarter.  Surface investigations were also completed on a new mineralized area at Alta Gracia.

Nevada Mining Unit, U.S.A.

Isabella Pearl project: During the first quarter, our ADR process plant continued to produce doré from our open pit, heap leach operation at the Isabella Pearl Mine.  Exploration during the quarter targeted expansion of the Isabella Pearl open pit deposit, including 37 in-fill and step-out drill holes totaling 2,557 meters on the Isabella and Scarlet targets.  Drilling also targeted additional high-grade surface samples situated over historic drill intercepts at Scarlet not previously drill-tested.  Surface geological and alteration mapping and rock chip sampling continued from Scarlet to the historic mining area at the Civit Cat North West target.  The Company currently has an effective Notice of Intent with permission to drill the Scarlet target which is located outside the current permitted mine plan.  The Company targets drilling this new area in mid-2020.

East Camp Douglas property:  We continued our review of historical geological, exploration and mining data on the East Camp Douglas property during the first quarter of 2020. We also continued 3D-modeling in the vicinity of workings of the Kernick, Sunset, and Triumph historic mine areas and lithocap area.  These historic mines and the lithocap area continue to be evaluated for surface drilling in the future.

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods presented:

	Three months ended March 31,
	2020	2019
	(in thousands)
Sales, net	$28,005	$26,578
Mine gross (loss) profit	(316)	5,439
General and administrative expenses	2,274	2,011
Exploration expenses	1,155	1,450
Other expense, net	1,513	25
(Loss) income before income taxes	(5,258)	1,953
(Benefit) provision for income taxes	(2,137)	1,071
Net (loss) income	$(3,121)	$882

Sales, net.  During the three months ended March 31, 2020, consolidated sales were $28.0 million as compared to $26.6 million for the same period in 2019.  The increase is attributable to an increase in gold metal sales volumes in 2020, of which 3,755 gold ounces or $5.9 million was from the Isabella Pearl Mine from which we began selling doré in May 2019.  Offsetting the increase in gold sales was a decrease in zinc sales as a result of lower prices and higher concentrate treatment and refining costs.  For the three months ended March 31, 2020, consolidated sales volumes totaled 8,747 ounces and 360,807 ounces of gold and silver, respectively, as compared to 4,758 ounces and 268,189 ounces of gold and silver, respectively, for the same period in 2019.  Please see the Oaxaca and Nevada Mining Unit’s sales discussion below for more information.

Mine gross (loss) profit.  For the three months ended March 31, 2020, mine gross profit decreased by $5.8 million or 106% compared to the same period in 2019. The decrease was primarily due to higher base metal treatment and refining costs. In addition, during the three months ended March 31, 2020, we recorded a net realizable value inventory adjustment of $1.6 million for Isabella Pearl that reduced consolidated mine gross profit.  This adjustment was primarily due to low grade ore that was placed on the leach pad during the quarter.

General and administrative expenses. For the three months ended March 31, 2020, general and administrative expenses totaled $2.3 million as compared to $2.0 million for the same period in 2019.  The increase was due to increased stock-based compensation and legal and accounting fees.

Exploration expenses. For the three months ended March 31, 2020, exploration expenses totaled $1.2 million as compared to $1.5 million for the same period in 2019.  The decreased exploration expense was primarily the result of decreased drilling at our Aguila project in Mexico.

Other expense, net.  For the three months ended March 31, 2020 and 2019, we recorded other expense of $1.5 million and $0.03 million. The increase in the 2020 period was a result of currency exchange losses due to changes in the Mexican Peso exchange rate, and an unrealized loss on our gold and silver bullion/rounds as a result of decreasing gold and silver prices from December 31, 2019.  Please see Note 17 to the Condensed Consolidated Financial Statements for additional information.

(Benefit) provision for income taxes.  For the three months ended March 31, 2020 and 2019, our benefit for income taxes was $2.1 million and an income tax expense of $1.1 million, respectively. The tax benefit in 2020 is due to the loss before income taxes. Please see Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net (loss) income.  For the three months ended March 31, 2020 and 2019, we recorded net loss of $3.1 million and net income of $0.9 million, respectively. The decrease is due to the changes in our consolidated results of operations as discussed above.

Oaxaca Mining Unit Sales

The following Sales Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended March 31,
	2020	2019

Metal sold
Gold (ozs.)	4,992	4,758
Silver (ozs.)	355,228	268,189
Copper (tonnes)	428	338
Lead (tonnes)	1,964	1,653
Zinc (tonnes)	4,356	4,506
Average metal prices realized (1)
Gold ($ per oz.)	1,670	1,339
Silver ($ per oz.)	17.03	15.74
Copper ($ per tonne)	5,530	6,291
Lead ($ per tonne)	1,691	2,063
Zinc ($ per tonne)	1,888	2,856
Precious metal gold equivalent ounces sold
Gold Ounces	4,992	4,758
Gold Equivalent Ounces from Silver	3,622	3,153
Total Precious Metal Gold Equivalent Ounces	8,614	7,911
Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$2,534	$2,641
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2)	$918	$314
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$1,229	$808

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

(2)	Total cash cost after by-product credits are significantly affected by base metals sales during the periods presented.

Oaxaca Mining Unit net sales of $22.1 million for the first quarter of 2020 decreased by $4.5 million, or 17%, when compared to the same period in 2019. The decrease was primarily a result of decreased average realized prices for base metals, which were slightly offset by increased average realized prices for gold and silver.  Also contributing to the decrease in net sales was an increase in concentrate treatment and refining costs.  For the three months ended March 31, 2020, precious metal prices increased from the same period in 2019 as follows: gold by 25% to $1,670, silver by 8% to $17.09 per ounce.  For the three months ended March 31, 2020, base metal prices decreased from the same period in 2019 as follows: copper by 12% to $5,530 per tonne, lead by 18% to $1,691 per tonne, and zinc by 34% to $1,888 per tonne.

During the three months ended March 31, 2020, we sold 4,992 gold ounces and 355,228 silver ounces at a total cash cost after by-product credits per precious metal gold equivalent ounce of $918, as compared to a cash cost after by-products of $314 in the same period in 2019.  The increased cost per ounce was a result of lower by-product credits from the sale of base metals. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

Oaxaca Mining Unit Production

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended March 31,
	2020	2019
Arista Mine
Milled
Tonnes Milled	158,036	150,061
Grade
Average Gold Grade (g/t)	1.54	1.51
Average Silver Grade (g/t)	82	74
Average Copper Grade (%)	0.39	0.36
Average Lead Grade (%)	1.99	1.87
Average Zinc Grade (%)	4.67	4.67
Aguila Open Pit Mine
Milled
Tonnes Milled	14,248	11,464
Grade
Average Gold Grade (g/t)	1.26	2.11
Average Silver Grade (g/t)	38	43
Mirador Mine
Milled
Tonnes Milled	2,204	4,113
Grade
Average Gold Grade (g/t)	1.86	1.26
Average Silver Grade (g/t)	198	226
Combined
Tonnes milled	174,488	165,638
Tonnes Milled per Day (1)	1,994	1,917
Metal production (before payable metal deductions) (2)
Gold (ozs.)	6,450	6,538
Silver (ozs.)	402,542	364,653
Copper (tonnes)	488	433
Lead (tonnes)	2,514	2,153
Zinc (tonnes)	5,844	5,838

(1)	Based on actual days the mill operated during the period.
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

Gold and silver production for the first quarter of 2020 totaled 6,450 ounces and 402,542 ounces, respectively, compared to 6,538 and 364,653 ounces over the same period in 2019.  The slight decrease in gold production was the result of decreased grade from Aguila open-pit production, somewhat offset by higher overall mill throughput.  The increase in silver production was the result of higher grades from Arista as well as higher throughput. Overall production benefited from increased average milled tonnage of 1,994 tonnes per day, or 4% increase, when compared to the same period in 2019.  The additional mill throughput was for the most part a result of improvements to the Arista mill grinding capacity.

Nevada Mining Unit Sales

In May 2019, we began selling gold and silver doré from our Isabella Pearl Mine.  During the three months ended March 31, 2020, we sold 3,755 and 5,579 ounces of gold and silver, respectively, for net sales of $5.9 million.

The following Sales Statistics table summarizes certain information about our Nevada Mining Unit operations for the periods indicated:

	Three months ended March 31,
	2020	2019

Metal sold
Gold (ozs.)	3,755	-
Silver (ozs.)	5,579	-
Average metal prices realized (1)
Gold ($ per oz.)	1,575	-
Silver ($ per oz.)	16.63	-

Total cash cost before by-product credits per gold ounce sold	$1,352	$-
Total cash cost after by-product credits per gold ounce sold	$1,327	$-
Total all-in sustaining cost per gold ounce sold	$1,330	$-

(1)

Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Nevada Mining Unit Production

The following Production Statistics table summarizes certain information about our Isabella Pearl operations for the periods indicated:

	Three months ended March 31,
	2020	2019

Ore mined
Ore (tonnes)	158,754	-
Gold grade (g/t)	1.15	-
Low-grade stockpile (tonnes)
Ore (tonnes)	18,490	-
Gold grade (g/t)	0.57	-
Waste (tonnes)	1,791,048	-
Metal production (before payable metal deductions) (1)
Gold (ozs.)	3,692	-
Silver (ozs.)	5,083	-

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

During the three months ended March 31, 2020, our Isabella Pearl Mine produced 3,692 ounces and 5,083 ounces of gold and silver, respectively. Gold and silver production was a result of expected lower grade ore mined in the Isabella zone, and therefore lower placement of ounces during the fourth quarter of 2019.  The Company remains on schedule to access the upper portion of the higher-grade Pearl zone mid-year 2020, when gold grades and production are expected to gradually ramp higher for the remainder of 2020, primarily in the fourth quarter.  This ramp up is a function of the continued removal of overburden waste above the Pearl zone.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of Oaxaca and Nevada Mining Units’ total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2020	2019
	(in thousands)
Oaxaca Mining Unit
Total cash cost after by-product credits	$7,917	$2,489
Treatment and refining charges	(5,870)	(3,448)
By-product credits	13,911	18,407
Depreciation and amortization	6,013	3,646
Reclamation and remediation	49	16
Share-based compensation allocated to production costs	-	29
Total Oaxaca Mining Unit mine cost of sales	22,020	21,139
Nevada Mining Unit
Total cash cost after by-product credits	4,984	-
Treatment and refining charges	(57)	-
Depreciation and amortization	1,385	-
Reclamation and remediation	(11)	-
Total Nevada Mining Unit mine cost of sales	6,301	-

Total consolidated mine cost of sales	$28,321	$21,139

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC for our Oaxaca Mining Unit:

	Three months ended March 31,
	2020	2019
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$21,828	$20,896
By-product credits (2)	(13,911)	(18,407)
Total cash cost after by-product credits	7,917	2,489
Sustaining capital expenditures	1,880	3,080
Sustaining general and administrative expenses	798	825
Total all-in sustaining cost	$10,595	$6,394

Precious metal gold equivalent ounces sold (3)	8,614	7,911

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$2,534	$2,641
By-product credits per precious metal gold equivalent ounce sold	(1,616)	(2,327)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	918	314
Other sustaining expenditures per precious metal gold equivalent ounce sold	311	494
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$1,229	$808

(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarize our Oaxaca Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended March 31,
	2020	2019
	(in thousands)
By-product credits by dollar value:
Copper sales	$2,366	$2,128
Lead sales	3,322	3,410
Zinc sales	8,223	12,869
Total sales from by-products (1)	$13,911	$18,407

(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 19 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended March 31,
	2020	2019
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$275	$269
Lead sales	386	431
Zinc sales	955	1,627
Total by-product credits per precious metal gold ounces sold	$1,616	$2,327

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC for our Nevada Mining Unit:

	Three months ended March 31,
	2020	2019
	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$5,076	$-
By-product credits (2)	(92)	-
Total cash cost after by-product credits	$4,984	$-
Sustaining exploration expenses	12	-
Total all-in sustaining cost	$4,996	$-

Gold ounces sold	3,755	-

Total cash cost before by-product credits per gold ounce sold	$1,352	$-
By-product credits per gold ounce sold (2)	(25)	-
Total cash cost after by-product credits per gold ounce sold	1,327	-
Other sustaining expenditures per gold ounce sold	3	-
Total all-in sustaining cost per gold ounce sold	$1,330	$-

(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.

The following tables summarize our Nevada Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended March 31,
	2020	2019
	(in thousands)
By-product credits by dollar value:
Silver sales	$92	$-
Total sales from by-products	$92	$-

	Three months ended March 31,
	2020	2019
By-product credits per gold ounce sold:
Silver sales	$25	$-
Total by-product credits per gold ounce sold	$25	$-

Liquidity and Capital Resources

As of March 31, 2020, we had working capital of $28.2 million, consisting of current assets of $52.7 million and current liabilities of $24.5 million. This represents an increase of $5.5 million from the working capital balance of $22.7 million at December 31, 2019.  Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends. Our March 31, 2020 and December 31, 2019 working capital was negatively affected by the current operating lease liability of $5.2 million and $7.3 million, respectively, as a result of the adoption of the new leasing standard in 2019. Please see Note 13 to the Condensed Consolidated Financial Statements for more information.

While the impact of COVID-19 is expected to be temporary, the current circumstances are dynamic and the impact on our business operations cannot be reasonably estimated at this time. We are not eligible for any relief under the Coronavirus Aid, Relief and Economic Security Act passed by the U.S Government on March 26, 2020 as only our foreign operations have been affected by COVID-19 and our Nevada mining operations are still operating as normal.  We have taken additional safety precautions in Nevada to help alleviate the risk of contraction and spread of COVID-19 at our Isabella Pearl mine.  We anticipate COVID-19 to have an adverse impact on our exploration plans, results of operations, financial position and cash flows during the current fiscal year.  We have raised additional capital through selling securities pursuant to our At-the-Market Offering Agreement in order to ensure our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future under various scenarios.

Cash and cash equivalents increased $7.3 million to $18.4 million during the first three months of 2020.

Net cash provided by operating activities for the three months ended March 31, 2020 was $5.0 million compared to a cash use of $0.6 million for the same period in 2019. The change is primarily due to changes in operating assets and liabilities, primarily inventories related to Isabella Pearl and receivables.

Net cash used in investing activities of $6.9 million for the three months ended March 31, 2020 decreased $1.9 million from the same period in 2019 as a result of less Isabella Pearl mine development and less capital expenditures in Mexico as projects were completed in 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 was $9.4 million compared to $10.3 million for same period in 2019.  The decrease is primarily related to due to less proceeds from the sale of our common shares under the ATM agreement as well as higher dividend payments in 2020 as compared to 2019.

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

•	statements of our expectations, beliefs, future plans and strategies, our targets, exploration activities, anticipated developments and other matters that are not historical facts; and
•

statements with respect to the COVID-19 pandemic and its impact on the Company’s operations and financial performance, actions taken in response by the Mexican and U.S. governments, and the mining industry in general.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2019, and the following:

•	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic;
•	Changes in the worldwide price for gold and/or silver;
•	Volatility in the equities markets;
•	Adverse results from our exploration or production efforts;
•	Producing at rates lower than those targeted;
•	Political and regulatory risks;
•	Weather conditions, including unusually heavy rains;

•	Earthquakes or other unforeseen ground movements impacting mining or processing;
•	Failure to meet our revenue or profit goals or operating budget;
•	Decline in demand for our common stock;
•	Downward revisions in securities analysts’ estimates or changes in general market conditions;
•	Technological innovations by competitors or in competing technologies;
•	Cybersecurity threats;
•	Investor perception of our industry or our prospects;
•	Lawsuits;
•	Economic impact from spread of disease;
•	Actions by government central banks; and
•	General economic trends.

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

Changes in Internal Control Over Financial Reporting  – There were no changes that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A: Risk Factors

Except as follows, there were no material changes to the Risk Factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. For more information concerning our risk factors, please see “Item 1A. Risk Factors” in our Form 10-K.

Our activities may be adversely affected by unforeseeable and unquantifiable health risks, such as COVID-19, whether those effects are local, nationwide or global. Matters outside our control may prevent us from executing on our operations and/or exploration programs, limit travel of Company representatives, adversely affect the health and welfare of Company personnel or prevent important vendors and contractors from performing normal and contracted activities.

The novel coronavirus, COVID-19, has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States. In response, many jurisdictions, including in the United States, some of its political subdivisions and Mexico have instituted restrictions on travel, public gatherings and certain business operations. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets. Our operations at the Aguila project in Oaxaca have already been temporarily suspended. The effects of the continued outbreak of COVID-19 and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us, including reduced demand for our products, impairment of goodwill or long-lived assets and impairment of our ability to develop and construct new mines and operate existing projects and to access funds from financial institutions and capital markets. In particular, these effects could disrupt or delay mining at our operating projects, which in turn could have a material adverse effect on our operations, cash flow and financial condition. However, at this time, we are unable to determine the extent of the impact that the COVID-19 outbreak will have on current operations.

ITEM 4:  Mine Safety Disclosures

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

3.2.2

Amendment dated April 3, 2018 to Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on April 3, 2018, Exhibit 3.2, File No. 001-34857)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2020, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: May 5, 2020		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: May 5, 2020		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer