Form 10-Q
period 2020-06-30
GOLD RESOURCE CORP
filed 2020-08-04
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act   ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 70,076,753 shares of common stock outstanding as of August 3, 2020.

GOLD RESOURCE CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,328	$11,076
Gold and silver rounds/bullion	4,717	4,265
Accounts receivable, net	3,363	8,362
Inventories, net	27,034	24,131
Prepaid taxes	-	786
Prepaid expenses and other current assets	2,514	2,032
Total current assets	50,956	50,652
Property, plant and mine development, net	121,758	125,259
Operating lease assets, net	3,227	7,436
Deferred tax assets, net	8,491	4,635
Other non-current assets	4,344	5,030
Total assets	$188,776	$193,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,513	$14,456
Loans payable, current	886	879
Finance lease liabilities, current	459	446
Operating lease liabilities, current	3,150	7,287
Mining royalty taxes payable, net	832	1,538
Accrued expenses and other current liabilities	3,507	3,366
Total current liabilities	17,347	27,972
Reclamation and remediation liabilities	6,276	5,605
Loans payable, long-term	340	782
Finance lease liabilities, long-term	203	435
Operating lease liabilities, long-term	88	160
Total liabilities	24,254	34,954
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
70,061,099 and 65,691,527 shares outstanding at June 30, 2020 and December 31, 2019, respectively	70	66
Additional paid-in capital	160,937	148,171
Retained earnings	10,570	16,876
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	164,522	158,058
Total liabilities and shareholders' equity	$188,776	$193,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales, net	$21,098	$29,374	$49,103	$55,952
Mine cost of sales:
Production costs	17,642	18,677	38,527	36,558
Depreciation and amortization	5,007	4,165	12,405	7,407
Reclamation and remediation	30	41	68	57
Total mine cost of sales	22,679	22,883	51,000	44,022
Mine gross (loss) profit	(1,581)	6,491	(1,897)	11,930
Costs and expenses:
General and administrative expenses	2,197	2,708	4,471	4,719
Exploration expenses	551	631	1,706	2,081
Other income, net	(1,847)	(107)	(334)	(82)
Total costs and expenses	901	3,232	5,843	6,718
(Loss) income before income taxes	(2,482)	3,259	(7,740)	5,212
(Benefit) provision for income taxes	(670)	1,461	(2,807)	2,532
Net (loss) income	$(1,812)	$1,798	$(4,933)	$2,680
Net (loss) income per common share:
Basic and diluted	$(0.03)	$0.03	$(0.07)	$0.04
Weighted average shares outstanding:
Basic	69,985,499	62,778,445	68,011,860	61,729,871
Diluted	69,985,499	63,066,616	68,011,860	62,079,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Three Months Ended June 30, 2020 and 2019
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, March 31, 2019	61,833,211	$63	132,935	$13,231	$(5,884)	$(1,171)	$139,174
Stock-based compensation	-	-	878	-	-	-	878
Dividends declared	-	-	-	(319)	-	-	(319)
Issuance of stock, net of issuance costs	3,314,742	3	10,999	-	-	-	11,002
Net income	-	-	-	1,798	-	-	1,798
Balance, June 30, 2019 (unaudited)	65,147,953	$66	$144,812	$14,710	$(5,884)	$(1,171)	$152,533

Balance, March 31, 2020	69,877,925	$70	$158,987	$13,090	$(5,884)	$(1,171)	$165,092
Stock-based compensation	-	-	400	-	-	-	400
Dividends declared	-	-	-	(708)	-	-	(708)
Common stock issued for vested restricted stock units	35,072	-	-	-	-	-	-
Issuance of stock, net of issuance costs	484,500	-	1,550	-	-	-	1,550
Net loss	-	-	-	(1,812)	-	-	(1,812)
Balance, June 30, 2020 (unaudited)	70,397,497	$70	$160,937	$10,570	$(5,884)	$(1,171)	$164,522

	Six Months Ended June 30, 2020 and 2019
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2018	59,186,829	$59	$121,602	$12,656	$(5,884)	$(1,171)	$127,262
Stock-based compensation	-	-	1,214	-	-	-	1,214
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	14,804	-	-	-	-	-	-
Dividends declared	-	-	-	(626)	-	-	(626)
Issuance of stock, net of issuance costs	5,876,872	6	21,899	-	-	-	21,905
Net income	-	-	-	2,680	-	-	2,680
Balance, June 30, 2019 (unaudited)	65,147,953	$66	$144,812	$14,710	$(5,884)	$(1,171)	$152,533

Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058
Stock-based compensation	-	-	870	-	-	-	870
Common stock issued for vested restricted stock units	35,072	-	-	-	-	-	-
Dividends declared	-	-	-	(1,373)	-	-	(1,373)
Issuance of stock, net of issuance costs	4,334,500	4	11,896	-	-	-	11,900
Net loss	-	-	-	(4,933)	-	-	(4,933)
Balance, June 30, 2020 (unaudited)	70,397,497	$70	$160,937	$10,570	$(5,884)	$(1,171)	$164,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(4,933)	$2,680
Adjustments to reconcile net (loss) income to net cash from operating activities:
Deferred income taxes	(4,598)	1,275
Depreciation and amortization	12,598	7,641
Stock-based compensation	870	1,214
Other operating adjustments	(368)	(293)
Changes in operating assets and liabilities:
Accounts receivable	4,999	(3,886)
Inventories	(2,274)	(8,464)
Prepaid expenses and other current assets	(437)	97
Other non-current assets	(256)	(2,012)
Accounts payable and other accrued liabilities	(2,644)	6,183
Mining royalty and income taxes payable, net	159	(3,328)
Net cash provided by operating activities	3,116	1,107

Cash flows from investing activities:
Capital expenditures	(10,600)	(21,438)
Other investing activities	4	1
Net cash used in investing activities	(10,596)	(21,437)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	98
Proceeds from issuance of stock	11,900	21,807
Dividends paid	(1,357)	(617)
Repayment of loans payable	(435)	(385)
Repayment of finance leases	(219)	(204)
Net cash provided by financing activities	9,889	20,699

Effect of exchange rate changes on cash and cash equivalents	(157)	(192)
Net increase in cash and cash equivalents	2,252	177
Cash and cash equivalents at beginning of period	11,076	7,762
Cash and cash equivalents at end of period	$13,328	$7,939

Supplemental Cash Flow Information
Interest expense paid	$56	$79
Income and mining taxes paid	$1,066	$2,897
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(3,120)	$(1,214)
Change in estimate for asset retirement costs	$1,097	$638
Equipment purchased through loan payable	$-	$330
Equipment purchased under finance leases	$-	$56

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020
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

2. Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments”. The standard modifies the measurement approach for credit losses on financial instruments, including trade receivables, from an incurred loss method to a current expected credit loss method. The standard requires the measurement of expected credit losses to be based on relevant information, including historical experiences, current conditions and a forecast that is supportable. The Company adopted the new standard on January 1, 2020. The adoption of the standard did not have any effect on the Company’s Condensed Consolidated Financial Statements.

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Doré sales, net
Gold	$10,531	$3,110	$18,214	$4,793
Silver	678	651	1,354	1,051
Less: Refining charges	(174)	(61)	(266)	(99)
Total doré sales, net	11,035	3,700	19,302	5,745
Concentrate sales
Gold	2,467	6,738	8,683	11,303
Silver	2,566	5,542	7,781	9,303
Copper	1,198	2,621	3,559	4,735
Lead	1,750	3,999	5,229	7,394
Zinc	5,176	10,852	14,216	23,123
Less: Treatment and refining charges	(3,300)	(3,606)	(9,135)	(7,016)
Total concentrate sales, net	9,857	26,146	30,333	48,842
Realized/unrealized embedded derivative, net	206	(472)	(532)	1,365
Total sales, net	$21,098	$29,374	$49,103	$55,952

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds.

At June 30, 2020 and December 31, 2019, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2020			2019
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,865	$1,768	$3,297	1,866	$1,515	$2,827
Silver	79,535	$17.85	1,420	79,662	$18.05	1,438
Total holdings			$4,717			$4,265

5. Inventories, net

At June 30, 2020 and December 31, 2019, inventories, net consisted of the following:

	2020	2019

	(in thousands)
Stockpiles - underground mine	$520	$3,968
Stockpiles - open pit mine	321	833
Leach pad	15,227	9,103
Concentrates	1,937	1,340
Doré (1)	1,879	1,581
Subtotal - product inventories	19,884	16,825
Materials and supplies (2)	7,150	7,306
Total	$27,034	$24,131
(1)	Net of reserve of $378 and $478 at June 30, 2020 and December 31, 2019, respectively.
(2)	Net of reserve for obsolescence of $1,264 as of June 30, 2020 and December 31, 2019.

In addition to the inventory above, as of June 30, 2020 and December 31, 2019, the Company has $4.0 million and $4.7 million, respectively, of low-grade ore stockpile inventory included in other non-current assets on the accompanying Condensed Consolidated Balance Sheets.

During the three months ended June 30, 2020, using a gold price of $1,768 per ounce, the Company recorded a net realizable value (“NRV”) inventory adjustment of $2.0 million for inventories at its Isabella Pearl Mine. For the six months ended June 30, 2020 the Company recognized a total of $3.6 million NRV inventory adjustments. No NRV adjustments were made during the three and six months ended June 30, 2019.

6. Income Taxes

The Company recorded income tax benefit of $0.7 million and $2.8 million for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the Company recorded income tax expense of $1.5 million and $2.5 million, respectively. In accordance with applicable accounting rules, the interim provision for taxes was calculated by using the consolidated effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%, while a 5% net proceeds of minerals tax applies to the Company’s operations in Nevada, and a 5% withholding tax applies to dividends received from Mexico. The U.S. tax results are combined with the Company’s losses in Mexico which are taxed at 37.5% (30% income tax and 7.5% mining tax), which has resulted in a consolidated effective tax rate above statutory Federal rates.

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

As of June 30, 2020, the Company believes that it has no liability for uncertain tax positions.

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low-taxed income, commonly referred to as GILTI tax and introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations permit a taxpayer to elect to exclude from its GILTI inclusion items of income subject to a high effective rate of foreign taxes. The Company is in the process of reviewing the regulations and assessing the impact of the new legislation on its consolidated financial statements.

7. Prepaid Expenses and Other Current Assets

At June 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	2020	2019

	(in thousands)
Advances to suppliers	$361	$109
Prepaid insurance	1,198	1,333
IVA taxes receivable, net	446	245
Prepaid royalties	39	127
Other current assets	470	218
Total	$2,514	$2,032

8. Property, Plant and Mine Development, net

At June 30, 2020 and December 31, 2019, property, plant and mine development, net consisted of the following:

	2020	2019

	(in thousands)
Asset retirement costs	$4,509	$3,412
Construction-in-progress (1)	2,302	11,965
Furniture and office equipment	2,109	2,087
Leach pad and ponds	5,649	5,649
Land	242	242
Light vehicles and other mobile equipment	2,555	2,553
Machinery and equipment	44,207	43,364
Mill facilities and infrastructure	32,004	31,408
Mineral interests and mineral rights	18,878	18,228
Mine development (2)	105,221	90,089
Software and licenses	1,659	1,659
Subtotal (3) (4)	219,335	210,656
Accumulated depreciation and amortization	(97,577)	(85,397)
Total	$121,758	$125,259
(1)	Includes Nevada construction-in-progress and pre-production stripping costs of $0.1 million and $9.6 million at June 30, 2020 and December 31, 2019, respectively. Mexico construction-in-progress was $2.2 million and $2.4 million at June 30, 2020 and December 31, 2019, respectively.
(2)	Pearl Mine development of $13.3 million was put into service on April 1, 2020.
(3)	Includes $1.8 million of assets recorded under finance leases. Please see Note 13 for additional information.
(4)	Includes accrued capital expenditures of $0.7 million and $3.8 million at June 30, 2020 and December 31, 2019, respectively.

The Company recorded depreciation and amortization expense of $5.1 million and $12.6 million for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the Company recorded $4.2 million and $7.6 million, respectively.

9. Accrued Expenses and Other Current Liabilities

At June 30, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	2020	2019

	(in thousands)
Accrued insurance	$574	$452
Accrued royalty payments	2,393	2,212
Dividends payable	235	219
Other payables	305	483
Total	$3,507	$3,366

10. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2020 and year ended December 31, 2019:

	2020	2019

	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,014	$2,009
Changes in estimate	-	(82)
Foreign currency exchange (gain) loss	(363)	87
Reclamation liabilities – balance at end of period	1,651	2,014

Asset retirement obligation – balance at beginning of period	3,591	1,289
Changes in estimate	1,097	2,172
Accretion	139	102
Foreign currency exchange (gain) loss	(202)	28
Asset retirement obligation – balance at end of period	4,625	3,591
Total period end balance	$6,276	$5,605

The Company’s reclamation liabilities are related to the Aguila project in Mexico.

The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%. As of June 30, 2020 and December 31, 2019, the Company recorded an asset retirement obligation of $3.7 million and $2.5 million, respectively, related to the Isabella Pearl project. As of June 30, 2020 and December 31, 2019, the Company’s asset retirement obligation related to the Aguila project in Mexico was $0.9 million and $1.1 million, respectively.

11. Loans Payable

The Company has financed certain equipment purchases on a long-term basis. The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.08 million. As of June 30, 2020, and December 31, 2019, there was an outstanding balance of $1.2 million and $1.7 million, respectively. Scheduled minimum repayments are $0.4 million in 2020, $0.7 million in 2021, and $0.1 million in 2022. One of the loan agreements is subject to a prepayment penalty of 1% of the outstanding loan balance at time of repayment. The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both June 30, 2020 and December 31, 2019. See Note 19 for the definition of a Level 2 input.

12. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl project. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 13 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of June 30, 2020, total estimated contractual payments remaining, excluding embedded lease payments, are $2.9 million for the year ended December 31, 2020.

As of June 30, 2020, the Company has equipment purchase commitments aggregating approximately $0.6 million.

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

Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to two years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of June 30, 2020 is 0.42 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of June 30, 2020 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

Most of the Company’s leases have a standard payment schedule; however, the payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl project. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended June 30, 2020, the Company capitalized variable lease costs of $2.0 million to Inventory and nil to Property, plant, and mine development, respectively. During the six months ended June 30, 2020, the Company capitalized variable lease costs of $2.7 million to Inventory and $1.5 million to Property, plant, and mine development, respectively. During the three months ended June 30, 2019, the Company capitalized variable lease costs of $0.8 million to Inventory and $0.9 million to Property, plant, and mine development, respectively.  During the six months ended June 30, 2019, the Company capitalized variable lease costs of $1.5 million to Inventory and $1.8 million to Property, plant, and mine development, respectively.

The components of all other lease costs recognized within the Company’s Condensed Consolidated Statements of Operations are as follows:

		Three months ended June 30,		Six months ended June 30,
Lease Cost Type	Consolidated Statements of Operations Location	2020	2019	2020	2019

		(in thousands)
Operating lease cost	General and administrative expenses	$18	$21	$36	$41
Operating lease cost	Production costs	19	19	39	38
Related party lease cost	General and administrative expenses	9	10	22	21
Short term lease cost	Production costs	16	113	82	304

Maturities of operating lease liabilities as of June 30, 2020 are as follows (in thousands):

Year Ending December 31:
2020	$3,107
2021	151
2022	13
2023	-
Thereafter	-
Total lease payments	3,271
Less imputed interest	(33)
Present value of minimum payments	3,238
Less: current portion	(3,150)
Long-term portion of minimum payments	$88

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million. The weighted average discount rate for the Company’s finance leases is 5.77%. Scheduled minimum annual payments as of June 30, 2020 are as follows (in thousands):

Year Ending December 31:
2020	$242
2021	419
2022	13
2023	13
Thereafter	3
Total minimum obligations	690
Less: interest portion	(28)
Present value of minimum payments	662
Less: current portion	(459)
Long-term portion of minimum payments	$203

The weighted average remaining lease term for the Company’s finance leases as of June 30, 2020 is 1.54 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,081	$834	$2,847	$1,632
Operating cash flows from finance leases	9	15	21	32
Investing cash flows from operating lease	-	942	1,452	1,788
Financing cash flows from finance leases	109	111	219	204

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

The following table summarizes the Company’s unsettled sales contracts as of June 30, 2020 with the quantities of metals under contract subject to final pricing occurring through August 2020:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	1,323	140,522	174	1,185	2,763
Average forward price (per ounce or tonne)	$1,729	$17.44	$5,744	$1,728	$1,991

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

During the six months ended June 30, 2020 and 2019, a total of 35,072 and 14,804 RSUs vested, respectively, and shares were issued with an intrinsic value of $0.1 million and $0.1 million respectively, and fair value of $0.2 million and $0.1 million, respectively.

During the six months ended June 30, 2019, stock options to purchase an aggregate of 274,750 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.95 per share. Of that amount, 250,000 of the options were exercised on a net exercise basis, resulting in 44,698 shares being delivered. The remaining 24,750 options were exercised for cash. No stock options were exercised during the six months ended June 30, 2020.

Stock-based compensation expense for stock options and RSUs for the periods presented is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Stock options	$173	$756	$395	$967
Restricted stock units	227	122	475	247
Total	$400	$878	$870	$1,214

The Company has a short-term incentive plan for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of June 30, 2020 and December 31, 2019, nil has been accrued related to the STIP.

16. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”), which was subsequently renewed in June 2020. The ATM Agreement will remain in full force and effect until the earlier of (i) June 3, 2023 or (ii) the date that the ATM Agreement is terminated in accordance with its terms. An aggregate of 4,334,500 shares and 5,851,872 shares of the Company’s common stock were sold through the ATM Agreement during the six months ended June 30, 2020 and 2019, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $11.9 million and $21.8 million, respectively. For the three months ended June 30, 2020 and 2019, an aggregate of 484,500 shares and 3,314,742 shares of the Company’s common stock were sold through the ATM Agreement for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $1.6 million and $11.0 million, respectively.

During the six months ended June 30, 2019, the Company issued 25,000 shares of its common stock at a value of $3.88 per share as payment for a one-year investor relations agreement with a third-party.

During the three and six months ended June 30, 2020, the Company declared and paid dividends of $0.01 per common share and $0.02 per common share, respectively, for an aggregate total of $0.7 million and $1.4 million, respectively. During the three and six months ended June 30, 2019, the Company declared and paid dividends of $0.005 per common share and $0.01 per common share, respectively, for an aggregate total of $0.3 million and $0.6 million, respectively.

17. Other Income, net

Other income, net, for the periods presented consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Unrealized currency exchange (gain) loss	$(1,560)	$14	$58	$(113)
Realized currency exchange loss (gain)	176	21	(115)	172
Unrealized (gain) loss from gold and silver rounds/bullion, net (1)	(610)	(226)	(459)	(243)
Other expense	147	84	182	102
Total	$(1,847)	$(107)	$(334)	$(82)
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 19.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.6 million and 3.9 million shares of common stock at weighted average exercise prices of $8.97 and $9.96 were outstanding at June 30, 2020 and 2019, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net (loss) income per common share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income (in thousands)	$(1,812)	$1,798	$(4,933)	$2,680
Basic weighted average shares of common stock outstanding	69,985,499	62,778,445	68,011,860	61,729,871
Dilutive effect of share-based awards	-	288,171	-	349,988
Diluted weighted average common shares outstanding	69,985,499	63,066,616	68,011,860	62,079,859
Net (loss) income per share:
Basic and diluted	$(0.03)	$0.03	$(0.07)	$0.04

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

	2020	2019	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$13,328	$11,076	Level 1
Gold and silver rounds/bullion	$4,717	$4,265	Level 1
Trade accounts receivable	$3,363	$8,362	Level 2
Loans payable	$1,226	$1,661	Level 2

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 4 for additional information.

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of allowance for doubtful accounts of $1.4 million. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. At June 30, 2020 and December 31, 2019, the Company had unrealized losses of $0.1 million and unrealized gains of $0.2 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets related to mark-to-market adjustments. Please see Note 14 for additional information.

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019	Statement of Operations Classification

	(in thousands)
Realized/unrealized derivative gain (loss), net	$206	$(472)	$(532)	$1,365	Sales, net
Realized/unrealized gold and silver rounds/bullion gain, net	$608	$224	$456	$239	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended June 30, 2020
Realized gain (loss)	$168	$(48)	$(74)	$(2)	$11	$55
Unrealized (loss) gain	(70)	82	134	1	4	151
Total realized/unrealized derivatives, net	$98	$34	$60	$(1)	$15	$206

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended June 30, 2019
Realized gain (loss)	$48	$36	$54	$(34)	$699	$803
Unrealized loss	(13)	(58)	(106)	(74)	(1,024)	(1,275)
Total realized/unrealized derivatives, net	$35	$(22)	$(52)	$(108)	$(325)	$(472)

	Gold	Silver	Copper	Lead	Zinc	Total
Six months ended June 30, 2020
Realized gain (loss)	$519	$112	$(69)	$(159)	$(806)	$(403)
Unrealized (loss) gain	(198)	(243)	15	51	246	(129)
Total realized/unrealized derivatives, net	$321	$(131)	$(54)	$(108)	$(560)	$(532)

	Gold	Silver	Copper	Lead	Zinc	Total
Six months ended June 30, 2019
Realized gain (loss)	$172	$96	$68	$(19)	$1,297	$1,614
Unrealized (loss) gain	(36)	(60)	47	(77)	(123)	(249)
Total realized/unrealized derivatives, net	$136	$36	$115	$(96)	$1,174	$1,365

20. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 consisted of the following:

	2020	2019

	(in thousands)
Unrealized gain on gold and silver rounds/bullion	$(459)	$(243)
Unrealized foreign currency exchange loss (gain)	58	(113)
Other	33	63
Total other operating adjustments	$(368)	$(293)

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended June 30, 2020
Revenue	$12,522	$8,576	$-	$21,098
Exploration expense	127	416	8	551
Net loss	(1,283)	(884)	355	(1,812)
Capital expenditures	781	1,379	4	2,164

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended June 30, 2019
Revenue	$27,834	$1,540	$-	$29,374
Exploration expense	527	65	39	631
Net income (loss)	3,963	445	(2,610)	1,798
Capital expenditures	4,653	4,714	-	9,367

	Mexico	Nevada	Corporate and Other	Consolidated
Six months ended June 30, 2020
Revenue	$34,670	$14,433	$-	$49,103
Exploration expense	1,095	593	18	1,706
Net loss	(2,235)	(1,677)	(1,021)	(4,933)
Capital expenditures (1)	2,760	5,777	40	8,577

	Mexico	Nevada	Corporate and Other	Consolidated
Six months ended June 30, 2019
Revenue	$54,412	$1,540	$-	$55,952
Exploration expense	1,595	448	38	2,081
Net income (loss)	7,359	26	(4,705)	2,680
Capital expenditures (2)	9,335	11,913	-	21,248

(1)	Includes a decrease in capital expenditures in accounts payable of $3,120 and non-cash additions of $1,097; consolidated capital expenditures on a cash basis were $10,600.
(2)	Includes a decrease in capital expenditures in accounts payable of $1,214 and non-cash additions of $1,024; consolidated capital expenditures on a cash basis were $21,438.

Total asset balances, excluding intercompany balances, at June 30, 2020 and December 31, 2019 are as follows:

	2020	2019

	(in thousands)
Mexico	$84,458	$98,718
Nevada	85,800	84,669
Corporate and Other	18,518	9,625
Consolidated	$188,776	$193,012

22. COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new novel coronavirus (“COVID-19”) as a “pandemic”. On March 31, 2020, the Mexican government issued a national health emergency with an immediate suspension order for all “non-essential” public and private sector business (which included mining) to mitigate the spread and transmission of the COVID-19. As a result, the Company suspended its Mexico operations and production on April 1, 2020. The Mexican government designated mining as an essential business in mid-May 2020 and as a result we were given approval to restart our operations on May 27, 2020. After a ramp-up period, the Company recommenced operations with appropriate safety measures in place to guard against the virus and its spread.

The Isabella Pearl Mine in Nevada has continued to operate at full capacity. Precious metal mining is considered essential to support critical infrastructure under guidelines from the U.S. Department of Homeland Security and the State of Nevada.

As of the date of the issuance of these unaudited Condensed Consolidated Financial Statements, there have been no other significant impacts, including impairments, to the Company’s operations and financial statements. However, the long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. The Company is not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when and if needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly.The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company utilized the ATM program that was previously in place to raise approximately $11.9 million through the sale of common stock during the first and second quarters of 2020 to provide additional financial flexibility. The Company believes that financing will be sufficient for the foreseeable future, although there is no assurance that will be the case.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2020 and compares those results to the three and six months ended June 30, 2019. It also analyzes our financial condition at June 30, 2020 and compares it to our financial condition at December 31, 2019. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2019 contained in our annual report on Form 10-K for the year ended December 31, 2019.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Highlights

Consolidated highlights for the second quarter of 2020 are summarized below and discussed further in our Management’s Discussion and Analysis:

●	$21.1 million net sales;
●	$13.3 million cash balance at June 30, 2020, an increase from the December 31, 2019 balance of $11.1 million;
●	Working capital of $33.6 million, an increase of 48% from December 31, 2019;
●	Consolidated production of 7,649 gold ounces and 191,232 silver ounces;
●	Successful restart of Mexican operations following nearly two-month suspension;
●	Acquisition of the Golden Mile project, an advanced exploration property in the highly prospective Walker Lane Trend; and
●	$0.7 million dividend distributions, or $0.01 per share for the quarter.

Overview

We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production and exploration at our mining units in Oaxaca, Mexico and Nevada, U.S.A. Our Oaxaca Mining Unit produces doré and concentrates primarily from the Arista underground mine, which contain precious metals of gold and silver and base metals of copper, lead and zinc. Our Nevada Mining Unit produces gold and silver doré from the Isabella Pearl open pit mine.

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

Currently the mining industry is listed as an essential business in the State of Nevada and we continue to operate our mining unit while utilizing appropriate safety measures. On March 31, 2020, the Mexican government issued a national health emergency with an immediate suspension order for all “non-essential” public and private sector business (which included mining) to mitigate the spread and transmission of the COVID-19. As a result, we suspended our Mexico operations and production on April 1, 2020. The Mexican government then designated mining as an essential business in mid-May 2020 and as a result we were given approval to restart our operations on May 27, 2020.

In an effort to mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

We are not able to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and liquidity for fiscal year 2020. However, we believe we have sufficient liquidity available from operating cash flow and cash on hand going forward.

Oaxaca Mining Unit Production and Sales

Oaxaca Mining Unit Production

Gold and silver production for the second quarter of 2020 totaled 2,441 ounces and 185,330 ounces, respectively, compared to 7,881 and 466,512 ounces over the same period in 2019. The decrease in gold and silver production was primarily the result of temporary suspension of operations for COVID-19 mitigation as well as lower precious metal grades.

For the first half of 2020, we produced 8,891 and 587,872 ounces of gold and silver, respectively, as compared to 14,419 and 831,165 ounces of gold and silver, respectively, over the same period in 2019. The decrease is due to the suspension of operations for COVID-19. As of the date of the issuance of these unaudited Condensed Consolidated Financial Statements and Management’s Discussion and Analysis, we have fully reengaged our workforce and returned to our normal mining and milling rates.

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Arista Mine
Milled
Tonnes Milled	78,741	155,847	236,776	305,908
Grade
Average Gold Grade (g/t)	1.73	1.87	1.41	1.70
Average Silver Grade (g/t)	71	92	78	83
Average Copper Grade (%)	0.39	0.40	0.39	0.38
Average Lead Grade (%)	1.92	1.96	1.96	1.97
Average Zinc Grade (%)	4.92	4.77	4.75	4.72
Aguila Open Pit Mine
Milled
Tonnes Milled	3,579	8,872	17,827	20,336
Grade
Average Gold Grade (g/t)	1.46	1.39	1.29	1.80
Average Silver Grade (g/t)	50	43	41	43
Mirador Mine
Milled
Tonnes Milled	5,246	6,737	7,450	10,850
Grade
Average Gold Grade (g/t)	0.79	1.10	0.91	1.16
Average Silver Grade (g/t)	126	201	130	211
Combined
Tonnes milled	87,566	171,456	262,053	337,094
Tonnes Milled per Day (1)	1,943	1,967	1,976	1,947
Metal production (before payable metal deductions) (2)
Gold (ozs.)	2,441	7,881	8,891	14,419
Silver (ozs.)	185,330	466,512	587,872	831,165
Copper (tonnes)	246	482	734	915
Lead (tonnes)	1,140	2,304	3,654	4,457
Zinc (tonnes)	3,004	6,054	8,848	11,892
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

Oaxaca Mining Unit Sales

The following Sales Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Metal sold
Gold (ozs.)	2,542	6,268	7,534	11,026
Silver (ozs.)	189,866	416,855	545,094	685,044
Copper (tonnes)	215	431	643	769
Lead (tonnes)	1,014	2,120	2,978	3,773
Zinc (tonnes)	2,592	3,867	6,948	8,373
Average metal prices realized (1)
Gold ($ per oz.)	1,784	1,333	1,709	1,338
Silver ($ per oz.)	16.83	14.94	16.96	15.26
Copper ($ per tonne)	5,229	6,205	5,424	6,245
Lead ($ per tonne)	1,723	1,871	1,702	1,955
Zinc ($ per tonne)	2,001	2,987	1,930	2,917
Precious metal gold equivalent ounces sold
Gold Ounces	2,542	6,268	7,534	11,026
Gold Equivalent Ounces from Silver	1,791	4,672	5,409	7,813
Total Precious Metal Gold Equivalent Ounces	4,333	10,940	12,943	18,839
Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$3,238	$1,991	$2,770	$2,287
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2)	$1,379	$328	$1,072	$345
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$1,603	$726	$1,354	$783
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.
(2)	Total cash cost after by-product credits are significantly affected by base metals sales during the periods presented.

Oaxaca Mining Unit net sales of $12.5 million for the second quarter of 2020 decreased by $15.3 million, or 55%, when compared to the same period in 2019. The decrease was primarily a result of the decreased sales volumes due to the temporary suspension of operations for COVID-19 mitigation as well as decreased average realized prices for base metals, which were slightly offset by increased average realized prices for gold and silver. For the three months ended June 30, 2020, precious metal prices increased from the same period in 2019 as follows: gold by 34% to $1,784, silver by 13% to $16.83 per ounce. For the three months ended June 30, 2020, base metal prices decreased from the same period in 2019 as follows: copper by 16% to $5,229 per tonne, lead by 8% to $1,723 per tonne, and zinc by 33% to $2,001 per tonne.

Metal sales for the first half of the year of 2020 were $34.7 million as compared to $54.4 million for the same period of 2019, representing a $19.7 million decrease. The decrease is primarily attributable to lower sales volumes due to the suspension of operations for COVID-19, higher concentrate treatment charges, and lower average realized base metals prices partially offset by higher gold and silver average realized prices.

During the three months ended June 30, 2020, we sold 2,542 gold ounces and 189,866 silver ounces at a total cash cost after by-product credits per precious metal gold equivalent ounce of $1,379, as compared to a cash cost after by-products of $328 in the same period in 2019. The increased cost per ounce was a result of lower by-product credits from the sale of base metals and lower gold sales in the current period. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

Nevada Mining Unit Production and Sales

Nevada Mining Unit Production

During the three months ended June 30, 2020, our Isabella Pearl Mine produced 5,208 ounces and 5,902 ounces of gold and silver, respectively, as compared to 1,678 and 972 ounces of gold and silver, respectively, for the same period of 2019. Increased gold and silver production was a result of a full quarter of production in 2020 as the Isabella Pearl Mine commenced production in May 2019.

During the six months ended June 30, 2020, our Isabella Pearl Mine produced 8,900 ounces and 10,985 ounces of gold and silver, respectively, as compared to 1,678 and 972 ounces of gold and silver, respectively, for the same period of 2019.

We began accessing the upper portion of the higher-grade Pearl zone at the end of the second quarter in 2020. Gold grades and production are expected to gradually ramp higher for the remainder of 2020, primarily in the fourth quarter. This ramp up is a function of the continued removal of overburden waste above the Pearl zone.

The following Production Statistics table summarizes certain information about our Isabella Pearl operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Ore mined
Ore (tonnes)(1)	143,818	273,223	302,572	688,277
Gold grade (g/t)	1.54	0.61	1.33	0.69
Low-grade stockpile (tonnes)
Ore (tonnes)	-	244,650	18,490	388,726
Gold grade (g/t)	-	0.52	0.57	0.52
Waste (tonnes)(2)	1,026,922	1,101,858	2,817,970	1,698,448
Metal production (before payable metal deductions) (3)
Gold (ozs.)	5,208	1,678	8,900	1,678
Silver (ozs.)	5,902	972	10,985	972

(1)	2019 amounts include run-of-mine ore and initial over liner of the heap leach pad.
(2)	2020 amounts are primarily stripping tonnes for the Pearl deposit.
(3)	The difference between what we report as "ounces produced" and "payable ounces sold" is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

Nevada Mining Unit Sales

During the three months ended June 30, 2020, we sold 5,054 and 5,851 ounces of gold and silver, respectively, for net sales of $8.6 million as compared to 1,131 and 612 ounces of gold and silver, respectively, for net sales of $1.5 million for the same period in 2019. The increase in gold and silver sales is due to a full quarter of sales in 2020 as we started selling gold and silver doré from our Isabella Pearl Mine in May 2019.

During the six months ended June 30, 2020, we sold 8,809 and 11,430 ounces of gold and silver, respectively, for net sales of $14.4 million as compared to 1,131 and 612 ounces of gold and silver, respectively, for net sales of $1.5 million for the same period in 2019.

The following Sales Statistics table summarizes certain information about our Nevada Mining Unit operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Metal sold
Gold (ozs.)	5,054	1,131	8,809	1,131
Silver (ozs.)	5,851	612	11,430	612
Average metal prices realized (1)
Gold ($ per oz.)	1,708	1,363	1,651	1,363
Silver ($ per oz.)	16.10	15.07	16.36	15.07

Total cash cost before by-product credits per gold ounce sold (2)	$1,420	$-	$1,391	$-
Total cash cost after by-product credits per gold ounce sold (2)	$1,402	$-	$1,370	$-
Total all-in sustaining cost per gold ounce sold (2)	$1,456	$-	$1,402	$-
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.
(2)	2019 amounts not applicable as 2019 was a partial period due to mine commencing production in May 2019.

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Sales, net	$21,098	$29,374	$49,103	$55,952
Mine gross (loss) profit	(1,581)	6,491	(1,897)	11,930
General and administrative expenses	2,197	2,708	4,471	4,719
Exploration expenses	551	631	1,706	2,081
Other income, net	(1,847)	(107)	(334)	(82)
(Loss) income before income taxes	(2,482)	3,259	(7,740)	5,212
(Benefit) provision for income taxes	(670)	1,461	(2,807)	2,532
Net (loss) income	$(1,812)	$1,798	$(4,933)	$2,680

Sales, net.

During the three months ended June 30, 2020, consolidated sales were $21.1 million as compared to $29.4 million for the same period in 2019. The decrease is mainly attributable to Oaxaca Mining Unit metal sales volumes decreasing as a result of a temporary suspension of operations due to COVID-19 and decreased average realized prices from our base metals sales. Slightly offsetting these decreases was an increase in average realized price for gold and silver and increased gold and silver sales volumes from our Isabella Pearl Mine from which we began selling doré in May 2019. For the three months ended June 30, 2020, consolidated sales volumes totaled 7,596 ounces and 195,717 ounces of gold and silver, respectively, as compared to 7,399 ounces and 417,467 ounces of gold and silver, respectively, for the same period in 2019.

During the six months ended June 30, 2020, consolidated sales were $49.1 million as compared to $56.0 million for the same period in 2019. Similar to the three-month period, the decrease is mainly attributable to Oaxaca Mining Unit metal sales volumes decreasing as a result of a temporary suspension of operations due to COVID-19 in the second quarter and decreased average realized prices from our base metals. Slightly offsetting these decreases was an increase in average realized price for gold and silver and increased gold and silver sales volumes from our Nevada Mining Unit due to a full six months’ sales activity.

Please see the Oaxaca and Nevada Mining Units’ sales discussion above for more information.

Mine gross (loss) profit. For the three and six months ended June 30, 2020, mine gross profit decreased by $8.1 million or 124% and $13.8 million or 116%, respectively, compared to the same periods in 2019. The decrease was primarily due to lower sales and higher base metal treatment and refining costs and COVID-19 costs during suspension of operations when there was no revenue and production. In addition, during the three and six months ended June 30, 2020, we recorded net realizable value inventory adjustments of $2.0 million and $3.6 million, respectively, for Isabella Pearl that reduced consolidated mine gross profit. This adjustment was primarily due to low grade ore that was placed on the leach pad during the first and second quarters. Please see Note 5 to the Condensed Consolidated Financial Statements for additional information.

General and administrative expenses. For the three and six months ended June 30, 2020, general and administrative expenses totaled $2.2 million and $4.5 million as compared to $2.7 million and $4.7 million for the same periods in 2019. The decrease was due to decreased stock-based compensation expenses and legal and accounting fees.

Exploration expenses. For the three and six months ended June 30, 2020, exploration expenses totaled $0.6 million and $1.7 as compared to $0.6 million and $2.1 million for the same periods in 2019. The decreased exploration expense for the six months ended June 30, 2020 compared to the same period in 2019 was primarily the result of decreased drilling at our Aguila project in Mexico due to suspension of exploration activities to help mitigate the impacts of COVID-19.

Other income, net. For the three and six months ended June 30, 2020, we recorded other income of $1.8 million and $0.3 million as compared to other income of $0.1 million and $0.1 million for the same periods in 2019. The increase in the 2020 period was a result of currency exchange gains due to changes in the Mexican Peso exchange rate, and unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices from December 31, 2019. Please see Note 17 to the Condensed Consolidated Financial Statements for additional information.

(Benefit) provision for income taxes. For the three and six months ended June 30, 2020 we recorded income tax benefit of $0.7 million and $2.8 million, respectively, as compared to income tax expense of $1.5 and $2.5 million for the same periods in 2019. The change in 2020 is due to the loss before income taxes. Please see Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net (loss) income. For the three months and six months ended June 30, 2020 we recorded net loss of $1.8 million and $4.9 million as compared to net income of $1.8 million and $2.7 million for the corresponding periods in 2019. The decrease is due to the changes in our consolidated results of operations as discussed above.

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

For financial reporting purposes, we report the sale of base metals as part of our revenue. Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of calculating our total cash cost after by-product credits for our Oaxaca Mining Unit. We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after by-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead and zinc as by-product credits is appropriate because of their lower individual economic value compared to gold and silver and due to the fact that gold and silver are the primary products we intend to produce. For our Nevada Mining Unit, silver sales are treated as a by-product.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of Oaxaca and Nevada Mining Units’ total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Oaxaca Mining Unit
Total cash cost after by-product credits	$5,972	$3,591	$13,889	$6,484
Treatment and refining charges	(3,420)	(3,667)	(9,290)	(7,115)
By-product credits	8,059	18,191	21,970	36,598
Depreciation and amortization	3,184	3,786	9,197	7,028
Reclamation and remediation	27	15	76	31
Share-based compensation allocated to production costs	-	(23)	-	6
Total Oaxaca Mining Unit mine cost of sales	13,822	21,893	35,842	43,032
Nevada Mining Unit
Total cash cost after by-product credits	7,085	587	12,069	587
Treatment and refining charges	(54)	(2)	(111)	(2)
Depreciation and amortization	1,823	379	3,208	379
Reclamation and remediation	3	26	(8)	26
Total Nevada Mining Unit mine cost of sales	8,857	990	15,158	990

Total consolidated mine cost of sales	$22,679	$22,883	$51,000	$44,022

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC for our Oaxaca Mining Unit:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$14,031	$21,782	$35,859	$43,082
By-product credits (2)	(8,059)	(18,191)	(21,970)	(36,598)
Total cash cost after by-product credits	5,972	3,591	13,889	6,484
Sustaining capital expenditures	173	3,528	2,053	6,608
Sustaining general and administrative expenses	798	825	1,596	1,650
Total all-in sustaining cost	$6,943	$7,944	$17,538	$14,742

Precious metal gold equivalent ounces sold (3)	4,333	10,940	12,943	18,839

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$3,238	$1,991	$2,770	$2,287
By-product credits per precious metal gold equivalent ounce sold	(1,859)	(1,663)	(1,698)	(1,942)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	1,379	328	1,072	345
Other sustaining expenditures per precious metal gold equivalent ounce sold	224	398	282	438
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$1,603	$726	$1,354	$783
(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.

The following tables summarize our Oaxaca Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
By-product credits by dollar value:
Copper sales	$1,124	$2,675	$3,490	$4,803
Lead sales	1,748	3,965	5,070	7,375
Zinc sales	5,187	11,551	13,410	24,420
Total sales from by-products (1)	$8,059	$18,191	$21,970	$36,598
(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 19 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$259	$245	$270	$255
Lead sales	403	362	392	391
Zinc sales	1,197	1,056	1,036	1,296
Total by-product credits per precious metal gold ounces sold	$1,859	$1,663	$1,698	$1,942

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC for our Nevada Mining Unit:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$7,179	$-	$12,255	$-
By-product credits (2)	(94)	-	(186)	-
Total cash cost after by-product credits	$7,085	$-	$12,069	$-
Sustaining exploration expenses	274	-	286	-
Total all-in sustaining cost	$7,359	$-	$12,355	$-

Gold ounces sold	5,054	-	8,809	-

Total cash cost before by-product credits per gold ounce sold	$1,420	$-	$1,391	$-
By-product credits per gold ounce sold (2)	(19)	-	(21)	-
Total cash cost after by-product credits per gold ounce sold	1,402	-	1,370	-
Other sustaining expenditures per gold ounce sold	54	-	32	-
Total all-in sustaining cost per gold ounce sold	$1,456	$-	$1,402	$-

(1)Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	2019 amounts not applicable as 2019 was a partial period due to mine commencing production in May 2019.

The following tables summarize our Nevada Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
By-product credits by dollar value:
Silver sales	$94	$9	$186	$9
Total sales from by-products	$94	$9	$186	$9

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
By-product credits per gold ounce sold:
Silver sales	$19	$8	$21	$8
Total by-product credits per gold ounce sold	$19	$8	$21	$8

Liquidity and Capital Resources

As of June 30, 2020, we had working capital of $33.6 million, consisting of current assets of $51.0 million and current liabilities of $17.4 million. This represents an increase of 48% or $10.9 million from the working capital balance of $22.7 million at December 31, 2019. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends. Our June 30, 2020 and December 31, 2019 working capital was negatively affected by the current operating lease liability of $3.2 million and $7.3 million, respectively, as a result of the adoption of the new leasing standard in 2019. Please see Note 13 to the Condensed Consolidated Financial Statements for more information.

While the suspension of Mexico operations due to COVID-19 was temporary, the impact on our business operations reduced our sales and negatively affected operations. We are not eligible for any relief under the Coronavirus Aid, Relief and Economic Security Act passed by the U.S Government on March 26, 2020 as only our foreign operations have been affected by COVID-19 and our Nevada mining operations are still operating as normal. We have taken additional safety precautions in Nevada to help alleviate the risk of contraction and spread of COVID-19 at our Isabella Pearl mine.

COVID-19 has had an adverse impact on our exploration plans, results of operations, financial position and cash flows during the current fiscal year. However, we believe our liquidity and capital resources are adequate to fund our operations and corporate activities for the foreseeable future.

Cash and cash equivalents increased $2.3 million to $13.3 million during the first six months of 2020.

Net cash provided by operating activities for the six months ended June 30, 2020 was $3.1 million compared to $1.1 million for the same period in 2019. The change is primarily due to changes in operating assets and liabilities, primarily inventories related to Isabella Pearl and receivables.

Net cash used in investing activities of $10.6 million for the six months ended June 30, 2020 decreased $10.8 million from the same period in 2019 as a result of less Isabella Pearl mine development and less capital expenditures in Mexico as several projects were completed in 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 was $9.9 million compared to $20.7 million for same period in 2019. The decrease is primarily related to due to less proceeds from the sale of our common shares under the ATM agreement as well as higher dividend payments in 2020 as compared to 2019.

Exploration and Development Activities

We perform exploration activities at our portfolio of exploration properties in Oaxaca, Mexico and Nevada, U.S.A. All of the properties that make up our Oaxaca Mining Unit are located along what is known as the San Jose structural corridor in the Sierra Madre Sur mountain range, which runs north 70 degrees west. Our properties comprise 55 kilometers of this structural corridor which spans three historic mining districts in Oaxaca. Our Nevada Mining Unit properties are in the Walker Lane Mineral Belt of central Nevada which is known for its significant and high-grade gold-silver production from current and historic mines.

Oaxaca Mining Unit, Mexico

Aguila project: Our mine activities were suspended for most of the second quarter of 2020 to help mitigate the impacts of COVID-19. Limited mine activities during the quarter included development and ore extraction from the Arista mine. At the beginning of the quarter, all underground drilling in the Arista mine was also suspended. Underground drilling re-started on June 16th with one underground diamond drill hole, 551 meters in length, completed before the end of the quarter. Underground drilling continues to target further expansion of veins currently in production for reserve definition, expansion and mine plan optimization. Surface geologic mapping and rock chip sampling in the Cerro Pilon area of the Aguila project also continued when exploration activities resumed at the Oaxaca Mining Unit.

Alta Gracia project: Mirador Mine development was also suspended during the second quarter of 2020 to help mitigate the impacts of COVID-19. In order to focus on higher volume production from the Switchback vein system in the Arista mine, the Mirador Mine continued suspension after mining activities resumed. Field exploration activities included a surface geochemical soil sampling program at the Aguacatillo prospect on the Alta Gracia project that commenced when exploration activities resumed towards the end of the quarter.

Nevada Mining Unit, U.S.A.

Isabella Pearl project: During the second quarter, our ADR process plant continued to produce doré from our open pit, heap leach operation at the Isabella Pearl Mine. The Nevada state government has designated mining as an essential industry with mines being allowed to continue operations provided specific guidelines are followed to keep employees safe. Exploration during the quarter mainly targeted expansion of the Scarlet target, including 62 in-fill and step-out drill holes totaling 4,206 meters. This drilling included the extension of the Scarlet target located outside the current permitted mine plan. Drilling also targeted the northwest extension of the Isabella portion of the Isabella Pearl deposit.

East Camp Douglas property: We continued our review of historical geological, exploration and mining data on the East Camp Douglas property during the second quarter of 2020. We also continued 3D-modeling in the vicinity of workings of the Kernick, Sunset, and Triumph historic mine areas and lithocap area. During the quarter, the Company received BLM approval of the Notice of Intent granting permission to drill the lithocap area targeted for this year.

Golden Mile property: On June 15, 2020, we acquired the Golden Mile property for $0.65 million, consisting of $0.55 million cash and $0.1 million of our common stock. The sellers retained a net smelter return royalty (“NSR”) of 3% on future production from the property. We have the right to buy down 1% of the NSR for $1.5 million. The property covers an area of 9,334 acres consisting of 451 unpatented lode mining claims and 5 patented mining claims in central Nevada’s Walker Lane Mineral Belt. Review of historical geological and exploration data along with initial field investigations are currently underway at Golden Mile targeting a future initial surface drilling program.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our future exploration, permitting, production, development, and plans for development of our properties;
●	statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and avoided expenses and expenditures;
●	statements of our expectations, beliefs, future plans and strategies, our targets, exploration activities, anticipated developments and other matters that are not historical facts; and
●	statements with respect to the COVID-19 pandemic and its impact on the Company’s operations and financial performance, actions taken in response by the Mexican and U.S. governments, and the mining industry in general.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2019, and the following:

●	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic;
●	Changes in the worldwide price for gold and/or silver;
●	Volatility in the equities markets;
●	Adverse results from our exploration or production efforts;
●	Producing at rates lower than those targeted;
●	Political and regulatory risks;
●	Weather conditions, including unusually heavy rains;
●	Earthquakes or other unforeseen ground movements impacting mining or processing;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Cybersecurity threats;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Economic impact from spread of disease;
●	Actions by government central banks; and
●	General economic trends.

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

Commodity Price Risk

The results of our operations, cash flow, and financial condition depend in large part upon the market prices of gold and silver, and base metal prices of copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, the world supply of and demand for gold, silver and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

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

Changes in Internal Control Over Financial Reporting – There were no changes that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On June 11, 2020, we acquired real property in Nevada from Nevada Mine Properties II, Inc., in exchange for 26,110 shares of common stock as partial consideration, which were issued on July 8, 2020. At the time of issuance, the shares were valued at $3.83 per share, for an aggregate value of $0.1 million.

We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act in connection with this transaction.

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

3.2.2

Amendment dated April 3, 2018 to Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on April 3, 2018, Exhibit 3.2, File No. 001-34857).

10.1

At-The-Market Offering Agreement, dated November 29, 2019, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference from our registration statement on Form S-3 filed on November 29, 2019, Exhibit 10.1, File No. 333-235312).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for John A. Labate.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and John A. Labate.

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended June 30, 2020, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)
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

GOLD RESOURCE CORPORATION

Dated: August 4, 2020		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: August 4, 2020		/s/ John A. Labate
	By:	John A. Labate,
Chief Financial Officer