Form 10-Q
period 2020-09-30
GOLD RESOURCE CORP
filed 2020-11-02
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

a
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 71,865,696 shares of common stock outstanding as of November 1, 2020.

GOLD RESOURCE CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,313	$11,076
Gold and silver rounds/bullion	5,241	4,265
Accounts receivable, net	4,777	8,362
Inventories, net	26,977	24,131
Prepaid taxes	-	786
Prepaid expenses and other current assets	2,168	2,032
Total current assets	70,476	50,652
Property, plant and mine development, net	117,409	125,259
Operating lease assets, net	1,411	7,436
Deferred tax assets, net	8,617	4,635
Other non-current assets	5,550	5,030
Total assets	$203,463	$193,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,991	$14,456
Loans payable, current	840	879
Finance lease liabilities, current	465	446
Operating lease liabilities, current	1,371	7,287
Income taxes payable, net	876	-
Mining royalty taxes payable, net	1,162	1,538
Accrued expenses and other current liabilities	3,754	3,366
Total current liabilities	20,459	27,972
Reclamation and remediation liabilities	6,710	5,605
Loans payable, long-term	165	782
Finance lease liabilities, long-term	84	435
Operating lease liabilities, long-term	51	160
Total liabilities	27,469	34,954
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
71,850,665 and 65,691,527 shares outstanding at September 30, 2020 and December 31, 2019, respectively	72	66
Additional paid-in capital	168,114	148,171
Retained earnings	14,863	16,876
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	175,994	158,058
Total liabilities and shareholders' equity	$203,463	$193,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales, net	$42,286	$40,066	$91,389	$96,018
Mine cost of sales:
Production costs	24,027	24,611	62,554	61,169
Depreciation and amortization	7,289	6,117	19,694	13,524
Reclamation and remediation	68	20	136	77
Total mine cost of sales	31,384	30,748	82,384	74,770
Mine gross profit	10,902	9,318	9,005	21,248
Costs and expenses:
General and administrative expenses	2,665	2,194	7,136	6,913
Exploration expenses	1,799	1,129	3,505	3,210
Other (income) expense, net	(537)	600	(871)	518
Total costs and expenses	3,927	3,923	9,770	10,641
Income (loss) before income taxes	6,975	5,395	(765)	10,607
Provision (benefit) for income taxes	1,974	2,417	(833)	4,949
Net income	$5,001	$2,978	$68	$5,658
Net income per common share:
Basic	$0.07	$0.05	$-	$0.09
Diluted	$0.07	$0.05	$-	$0.09
Weighted average shares outstanding:
Basic	70,641,938	65,495,958	68,896,059	63,001,178
Diluted	71,044,528	65,796,899	69,289,349	63,336,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

	Three Months Ended September 30, 2020 and 2019
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, June 30, 2019 (unaudited)	65,147,953	$66	$144,812	$14,710	$(5,884)	$(1,171)	$152,533
Stock-based compensation	-	-	367	-	-	-	367
Common stock issued for vested restricted stock units	106,256	-	-	-	-	-	-
Dividends declared	-	-	-	(329)	-	-	(329)
Issuance of stock, net of issuance costs	773,716	-	2,642	-	-	-	2,642
Net income	-	-	-	2,978	-	-	2,978
Balance, September 30, 2019 (unaudited)	66,027,925	$66	$147,821	$17,359	$(5,884)	$(1,171)	$158,191

Balance, June 30, 2020 (unaudited)	70,397,497	$70	$160,937	$10,570	$(5,884)	$(1,171)	$164,522
Stock-based compensation	-	-	305	-	-	-	305
Dividends declared	-	-	-	(708)	-	-	(708)
Common stock issued for vested restricted stock units	58,133	-	-	-	-	-	-
Issuance of stock, net of issuance costs	1,731,433	2	6,872	-	-	-	6,874
Net income	-	-	-	5,001	-	-	5,001
Balance, September 30, 2020 (unaudited)	72,187,063	$72	$168,114	$14,863	$(5,884)	$(1,171)	$175,994

	Nine Months Ended September 30, 2020 and 2019
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2018	59,186,829	$59	$121,602	$12,656	$(5,884)	$(1,171)	$127,262
Stock-based compensation	-	-	1,581	-	-	-	1,581
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	121,060	-	-	-	-	-	-
Dividends declared	-	-	-	(955)	-	-	(955)
Issuance of stock, net of issuance costs	6,650,588	6	24,541	-	-	-	24,547
Net income	-	-	-	5,658	-	-	5,658
Balance, September 30, 2019 (unaudited)	66,027,925	$66	$147,821	$17,359	$(5,884)	$(1,171)	$158,191

Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058
Stock-based compensation	-	-	1,175	-	-	-	1,175
Common stock issued for vested restricted stock units	93,205	-	-	-	-	-	-
Dividends declared	-	-	-	(2,081)	-	-	(2,081)
Issuance of stock, net of issuance costs	6,065,933	6	18,768	-	-	-	18,774
Net income	-	-	-	68	-	-	68
Balance, September 30, 2020 (unaudited)	72,187,063	$72	$168,114	$14,863	$(5,884)	$(1,171)	$175,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$68	$5,658
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(4,617)	1,091
Depreciation and amortization	19,953	13,881
Stock-based compensation	1,175	1,581
Other operating adjustments	(815)	314
Changes in operating assets and liabilities:
Accounts receivable	3,585	(6,056)
Inventories	(1,823)	(5,727)
Prepaid expenses and other current assets	(196)	1,505
Other non-current assets	(1,304)	(2,882)
Accounts payable and other accrued liabilities	60	349
Mining royalty and income taxes payable, net	1,610	(1,944)
Net cash provided by operating activities	17,696	7,770

Cash flows from investing activities:
Capital expenditures	(12,915)	(29,166)
Other investing activities	133	2
Net cash used in investing activities	(12,782)	(29,164)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	98
Proceeds from issuance of stock	18,674	24,449
Dividends paid	(2,062)	(944)
Repayment of loans payable	(656)	(597)
Repayment of finance leases	(332)	(311)
Net cash provided by financing activities	15,624	22,695

Effect of exchange rate changes on cash and cash equivalents	(301)	(306)
Net increase in cash and cash equivalents	20,237	995
Cash and cash equivalents at beginning of period	11,076	7,762
Cash and cash equivalents at end of period	$31,313	$8,757

Supplemental Cash Flow Information
Interest expense paid	$84	$121
Income and mining taxes paid	$1,915	$3,743
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(2,207)	$158
Change in estimate for asset retirement costs	$1,404	$1,476
Equipment purchased through loan payable	$-	$330
Equipment purchased under finance leases	$-	$56
Common stock issued for the acquisition of mineral property	$100	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020
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

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Doré sales, net
Gold	$17,449	$7,399	$35,663	$12,192
Silver	878	619	2,232	1,670
Less: Refining charges	(170)	(39)	(436)	(138)
Total doré sales, net	18,157	7,979	37,459	13,724
Concentrate sales
Gold	5,211	7,767	13,894	19,072
Silver	6,857	6,370	14,638	15,673
Copper	2,911	2,502	6,470	7,237
Lead	3,501	4,480	8,730	11,874
Zinc	10,894	13,875	25,110	36,998
Less: Treatment and refining charges	(5,795)	(3,691)	(14,930)	(10,709)
Total concentrate sales, net	23,579	31,303	53,912	80,145
Realized/unrealized embedded derivative, net	550	784	18	2,149
Total sales, net	$42,286	$40,066	$91,389	$96,018

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver bullion on the open market for investment purposes and to use in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the three and nine months ended September 30, 2020, the Company sold 32 ounces of gold and 3,000 ounces of silver for proceeds of $0.1 million. No sales of gold and silver occurred in 2019.

At September 30, 2020 and December 31, 2019, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2020			2019
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	1,816	$1,887	$3,426	1,866	$1,515	$2,827
Silver	76,481	$23.73	1,815	79,662	$18.05	1,438
Total holdings			$5,241			$4,265

5. Inventories, net

At September 30, 2020 and December 31, 2019, inventories, net consisted of the following:

	2020	2019

	(in thousands)
Stockpiles - underground mine	$414	$3,968
Stockpiles - open pit mine	615	833
Leach pad	16,261	9,103
Concentrates	1,716	1,340
Doré (1)	1,032	1,581
Subtotal - product inventories	20,038	16,825
Materials and supplies (2)	6,939	7,306
Total	$26,977	$24,131
(1)	Net of reserve of $368 and $478 at September 30, 2020 and December 31, 2019, respectively.
(2)	Net of reserve for obsolescence of $1,264 as of September 30, 2020 and December 31, 2019.

In addition to the current inventory above, as of September 30, 2020 and December 31, 2019, the Company has $5.2 million and $4.7 million, respectively, of low-grade ore stockpile inventory included in other non-current assets on the accompanying Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2020 the Company recorded nil and $3.6 million in net realizable value (“NRV”) inventory adjustments, respectively. For the three and nine months ended September 30, 2019, the Company recorded an NRV inventory adjustment of $1.6 million.

6. Income Taxes

The Company recorded income tax expense and income tax benefit of $2.0 million and $0.8 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $2.4 million and $4.9 million, respectively. In accordance with applicable accounting rules, the interim provision for taxes was calculated by using the consolidated effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%, while a 5% net proceeds of minerals tax applies to the Company’s operations in Nevada, and a 5% withholding tax applies to dividends received from Mexico. The U.S. tax results are combined with the Company’s income in Mexico taxed at 37.5% (30% income tax and 7.5% mining tax), which results in a consolidated effective tax rate above statutory Federal rates.

Enacted in response to the novel coronavirus (“COVID-19”) pandemic, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act provides roughly $2 trillion in economic relief to eligible businesses and individuals impacted by the novel coronavirus outbreak. The CARES Act is significant legislation that will affect nearly every aspect of the economy. The CARES Act affected corporate taxpayers, including corporations seeking sources of liquidity through net operating loss (“NOL”) carryback claims and income tax refunds. The Company has not applied for aid or relief funds under the CARES Act and in most cases will not qualify for such aid as our operations in the U.S. have continued uninterrupted and our operation in Mexico is considered to be foreign business, thus not qualifying for benefits under the Act. However, as a result of changes under the CARES Act, corporate taxpayers with eligible NOLs may now carryback those losses to prior years to receive a refund of up to five years of prior taxes paid. As the CARES Act did not modify IRC Section 172(b)(3), a taxpayer, where advantageous, can still waive the carryback and elect to carry NOLs forward to subsequent tax years. Further, for years 2018 through 2020, the CARES Act removed the 80% NOL utilization limitation on corporate taxpayers, thus the Company may use NOLs to fully offset taxable income in those years. The CARES Act has no immediate impact on the Company’s income taxes, however removal of the NOL utilization limitation will expedite its future realization of US losses generated post Tax Cuts and Jobs Act of 2017.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends to foreign parent companies unless otherwise provided per tax treaty. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met. Based on the Company’s review of these requirements, it estimates it will pay a 5% withholding tax on dividends received from Mexico in 2020. The impact of the planned annual dividends for 2020 is reflected in the estimated annual effective tax rate.

As of September 30, 2020, the Company believes that it has no liability for uncertain tax positions.

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low-taxed income, commonly referred to as GILTI tax, and introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations allow income to be excluded from GILTI tax that is subject to an effective tax rate higher than 90% of the U.S. tax rate (18.9%). The Company completed its assessment of the new legislation during the three months ended September 30, 2020 and determined that due to this high tax exception, that GILTI tax was not incurred in 2019. As a result of this analysis, the Company recorded a reversal of the prior year GILTI tax expense that resulted in $0.9 million tax benefit during the three months ended September 30, 2020.

7. Prepaid Expenses and Other Current Assets

At September 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	2020	2019

	(in thousands)
Advances to suppliers	$635	$109
Prepaid insurance	1,121	1,333
IVA taxes receivable, net	140	245
Prepaid royalties	-	127
Other current assets	272	218
Total	$2,168	$2,032

8. Property, Plant and Mine Development, net

At September 30, 2020 and December 31, 2019, property, plant and mine development, net consisted of the following:

	2020	2019

	(in thousands)
Asset retirement costs	$4,816	$3,412
Construction-in-progress (1)	3,686	11,965
Furniture and office equipment	2,140	2,087
Leach pad and ponds	5,649	5,649
Land	242	242
Light vehicles and other mobile equipment	2,601	2,553
Machinery and equipment	45,005	43,364
Mill facilities and infrastructure	32,004	31,408
Mineral interests and mineral rights	18,878	18,228
Mine Development (2)	106,181	90,089
Software and licenses	1,659	1,659
Subtotal (3) (4)	222,861	210,656
Accumulated depreciation and amortization	(105,452)	(85,397)
Total	$117,409	$125,259
(1)	Includes Nevada construction-in-progress and pre-production stripping costs of $0.2 million and $9.6 million at September 30, 2020 and December 31, 2019, respectively. Mexico construction-in-progress was $3.5 million and $2.4 million at September 30, 2020 and December 31, 2019, respectively.
(2)	Pearl deposit mine development of $13.3 million was put into service on April 1, 2020.
(3)	Includes $1.8 million of assets recorded under finance leases. Please see Note 13 for additional information.
(4)	Includes accrued capital expenditures of $1.6 million and $3.8 million at September 30, 2020 and December 31, 2019, respectively.

The Company recorded depreciation and amortization expense of $7.4 million and $20.0 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, the Company recorded $6.3 million and $13.9 million, respectively.

9. Accrued Expenses and Other Current Liabilities

At September 30, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	2020	2019

	(in thousands)
Accrued insurance	$653	$452
Accrued royalty payments	2,410	2,212
Dividends payable	238	219
Other payables	453	483
Total	$3,754	$3,366

10. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2020 and year ended December 31, 2019:

	2020	2019

	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,014	$2,009
Changes in estimate	-	(82)
Foreign currency exchange (gain) loss	(325)	87
Reclamation liabilities – balance at end of period	1,689	2,014

Asset retirement obligation – balance at beginning of period	3,591	1,289
Changes in estimate	1,404	2,172
Accretion	207	102
Foreign currency exchange (gain) loss	(181)	28
Asset retirement obligation – balance at end of period	5,021	3,591
Total period end balance	$6,710	$5,605

The Company’s reclamation liabilities are related to the Aguila project in Mexico.

As of September 30, 2020 and December 31, 2019, the Company had a $5.2 million and $6.7 million off-balance sheet arrangement, respectively, consisting of a $9.2 million surety bond off-set by a $4.0 million and $2.5 million asset retirement obligation at September 30, 2020 and December 31, 2019, respectively, for future reclamation obligations for Isabella Pearl. As of September 30, 2020 and December 31, 2019, the Company’s asset retirement obligation related to the Aguila project in Mexico was $1.0 million and $1.1 million, respectively. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.

11. Loans Payable

The Company has financed certain equipment purchases on a long-term basis. The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.08 million. As of September 30, 2020, and December 31, 2019, there was an outstanding balance of $1.0 million and $1.7 million, respectively. Scheduled remaining minimum repayments are $0.2 million in 2020, $0.7 million in 2021, and $0.1 million in 2022. One of the loan agreements is subject to a prepayment penalty of 1% of the outstanding loan balance at time of repayment. The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both September 30, 2020 and December 31, 2019. See Note 19 for the definition of a Level 2 input.

12. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl project in Nevada. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 13 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of September 30, 2020, total estimated contractual payments remaining, excluding embedded lease payments, are $0.6 million for the year ended December 31, 2020.

As of September 30, 2020, the Company has equipment purchase commitments aggregating approximately $0.7 million.

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

Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to two years. The exercise of lease renewal options is at the Company’s sole discretion. The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of September 30, 2020 is 0.27 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of September 30, 2020 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

Most of the Company’s leases have a standard payment schedule; however, the payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is contained in the Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl project. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended September 30, 2020, the Company capitalized variable lease costs of $1.8 million to Inventory. During the nine months ended September 30, 2020, the Company capitalized variable lease costs of $4.6 million to Inventory and $1.5 million to Property, plant, and mine development. During the three months ended September 30, 2019, the Company capitalized variable lease costs of $0.3 million to Inventory and $1.4 million to Property, plant, and mine development.  During the nine months ended September 30, 2019, the Company capitalized variable lease costs of $1.8 million to Inventory and $3.2 million to Property, plant, and mine development. On October 28, 2020, the Company extended the Contract Mining Agreement for a one-year term for its mining activities at the Isabella Pearl project.

The components of all other lease costs recognized within the Company’s Condensed Consolidated Statements of Operations are as follows:

		Three months ended September 30,		Nine months ended September 30,
Lease Cost Type	Consolidated Statements of Operations Location	2020	2019	2020	2019

		(in thousands)
Operating lease cost	General and administrative expenses	$19	$20	$58	$61
Operating lease cost	Production costs	18	19	54	57
Related party lease cost	General and administrative expenses	13	14	35	35
Short term lease cost	Production costs	48	77	130	381

Maturities of operating lease liabilities as of September 30, 2020 are as follows (in thousands):

Year Ending December 31:
2020	$1,245
2021	175
2022	13
2023	-
Thereafter	-
Total lease payments	1,433
Less imputed interest	(11)
Present value of minimum payments	1,422
Less: current portion	(1,371)
Long-term portion of minimum payments	$51

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 1.58% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million. The weighted average discount rate for the Company’s finance leases is 5.75%. Scheduled remaining minimum annual payments as of September 30, 2020 are as follows (in thousands):

Year Ending December 31:
2020	$122
2021	419
2022	13
2023	13
Thereafter	3
Total minimum obligations	570
Less: interest portion	(21)
Present value of minimum payments	549
Less: current portion	(465)
Long-term portion of minimum payments	$84

The weighted average remaining lease term for the Company’s finance leases as of September 30, 2020 is 1.32 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,866	$355	$4,713	$1,987
Operating cash flows from finance leases	9	15	30	47
Investing cash flows from operating lease	-	1,374	1,452	3,162
Financing cash flows from finance leases	112	107	332	311

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

The following table summarizes the Company’s unsettled sales contracts as of September 30, 2020 with the quantities of metals under contract subject to final pricing occurring through November 2020:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	1,914	194,345	275	1,420	3,303
Average forward price (per ounce or tonne)	$1,930	$26.36	$6,629	$1,915	$2,441

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

During the nine months ended September 30, 2020 and 2019, a total of 93,205 and 121,060 RSUs vested, respectively, and shares were issued with an intrinsic value of $0.4 million and $0.4 million, respectively, and fair value of $0.5 million and $0.6 million, respectively. During the three months ended September 30, 2020 and 2019, a total of 58,133 and 106,256 RSUs vested, respectively, and shares were issued with an intrinsic value of $0.2 million and $0.4 million, respectively, and fair value of $0.3 million and $0.5 million, respectively.

No stock options were exercised during the three and nine months ended September 30, 2020. During the nine months ended September 30, 2019, stock options to purchase an aggregate of 274,750 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.95 per share. Of that amount, 250,000 of the options were exercised on a net exercise basis, resulting in 44,698 shares being delivered. The remaining 24,750 options were exercised for cash. No stock options were exercised during the three months ended September 30, 2019.

Stock-based compensation expense for stock options and RSUs for the periods presented is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Stock options	$140	$264	$535	$1,231
Restricted stock units	165	103	640	350
Total	$305	$367	$1,175	$1,581

The Company has a short-term incentive plan for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of September 30, 2020 and December 31, 2019, nil has been accrued related to the STIP.

16. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”), which was subsequently renewed in June 2020. The ATM Agreement will remain in full force and effect until the earlier of (i) June 3, 2023 or (ii) the date that the ATM Agreement is terminated in accordance with its terms. An aggregate of 6,039,823 shares and 6,625,588 shares of the Company’s common stock were sold through the ATM Agreement during the nine months ended September 30, 2020 and 2019, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $18.7 million and $24.4 million, respectively. For the three months ended September 30, 2020 and 2019, an aggregate of 1,705,323 shares and 773,716 shares of the Company’s common stock were sold through the ATM Agreement for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $6.8 million and $2.6 million, respectively.

During the three months ended September 30, 2020, the Company issued 26,110 shares of its common stock at a price of $3.83 per share in connection with its purchase of the Golden Mile project. During the nine months ended September 30, 2019, the Company issued 25,000 shares of its common stock at a value of $3.88 per share as payment for a one-year investor relations agreement with a third-party.

During the three and nine months ended September 30, 2020, the Company declared and paid dividends of $0.01 per common share and $0.03 per common share, respectively, for an aggregate total of $0.7 million and $2.1 million, respectively. During the three months ended September 30, 2019, the Company declared and paid dividends of $0.005 per common share, for an aggregate total of $0.3 million. During the nine months ended September 30, 2019, the Company declared and paid dividends of $0.015 per common share, for an aggregate total of $1.0 million declared dividends and $0.9 million paid dividends.

17. Other (Income) Expense, net

Other (income) expense, net, for the periods presented consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Unrealized currency exchange loss	$163	$406	$221	$294
Realized currency exchange (gain) loss	(76)	(69)	(191)	103
Unrealized gain from gold and silver rounds/bullion, net (1)	(716)	(307)	(1,175)	(550)
Increase in reserve for inventory	-	478	-	478
Other expense	92	92	274	193
Total	$(537)	$600	$(871)	$518
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 19.

18. Net Income per Common Share

Basic earnings per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s RSUs are considered to be dilutive in periods with net income.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.6 million and 3.9 million shares of common stock at weighted average exercise prices of $8.97 and $9.73 were outstanding at September 30, 2020 and 2019, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (in thousands)	$5,001	$2,978	$68	$5,658
Basic weighted average shares of common stock outstanding	70,641,938	65,495,958	68,896,059	63,001,178
Dilutive effect of share-based awards	402,590	300,941	393,290	334,953
Diluted weighted average common shares outstanding	71,044,528	65,796,899	69,289,349	63,336,131
Net income per share:
Basic and Diluted	$0.07	$0.05	$-	$0.09

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

	2020	2019	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$31,313	$11,076	Level 1
Gold and silver rounds/bullion	$5,241	$4,265	Level 1
Accounts receivable, net	$4,777	$8,362	Level 2
Loans payable	$1,005	$1,661	Level 2

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 4 for additional information.

Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of allowance for doubtful accounts of $1.4 million. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. At September 30, 2020 and December 31, 2019, the Company had unrealized losses of $0.1 million and unrealized gains of $0.2 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets related to mark-to-market adjustments. Please see Note 14 for additional information.

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019	Statement of Operations Classification

	(in thousands)
Realized/unrealized derivative gain, net	$550	$784	$18	$2,149	Sales, net
Realized/unrealized gold and silver rounds/bullion gain, net	$679	$306	$1,136	$545	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended September 30, 2020
Realized gain	$132	$339	$89	$16	$77	$653
Unrealized loss	(11)	(47)	(24)	(10)	(11)	(103)
Total realized/unrealized derivatives, net	$121	$292	$65	$6	$66	$550

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended September 30, 2019
Realized gain (loss)	$23	$33	$52	$(78)	$(275)	$(245)
Unrealized gain	181	378	18	200	252	1,029
Total realized/unrealized derivatives, net	$204	$411	$70	$122	$(23)	$784

	Gold	Silver	Copper	Lead	Zinc	Total
Nine months ended September 30, 2020
Realized gain (loss)	$651	$451	$20	$(143)	$(729)	$250
Unrealized (loss) gain	(209)	(290)	(9)	41	235	(232)
Total realized/unrealized derivatives, net	$442	$161	$11	$(102)	$(494)	$18

	Gold	Silver	Copper	Lead	Zinc	Total
Nine months ended September 30, 2019
Realized gain (loss)	$195	$129	$120	$(97)	$1,022	$1,369
Unrealized gain	145	318	65	123	129	780
Total realized/unrealized derivatives, net	$340	$447	$185	$26	$1,151	$2,149

20. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 consisted of the following:

	2020	2019

	(in thousands)
Unrealized gain on gold and silver rounds/bullion	$(1,175)	$(550)
Unrealized foreign currency exchange loss	221	294
Increase in inventory reserve	-	478
Other	139	92
Total other operating adjustments	$(815)	$314

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

The financial information relating to the Company’s segments is as follows (in thousands):

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended September 30, 2020
Revenue	$26,435	$15,851	$-	$42,286
Exploration expense	982	780	37	1,799
Net income (loss)	4,716	3,869	(3,584)	5,001
Capital expenditures	3,066	564	4	3,634

	Mexico	Nevada	Corporate and Other	Consolidated
Three months ended September 30, 2019
Revenue	$34,086	$5,980	$-	$40,066
Exploration expense	775	322	32	1,129
Net income (loss)	5,426	(480)	(1,968)	2,978
Capital expenditures	3,870	6,056	12	9,938

	Mexico	Nevada	Corporate and Other	Consolidated
Nine months ended September 30, 2020
Revenue	$61,105	$30,284	$-	$91,389
Exploration expense	2,077	1,373	55	3,505
Net income (loss)	2,481	2,192	(4,605)	68
Capital expenditures (1)	5,826	6,341	45	12,212

	Mexico	Nevada	Corporate and Other	Consolidated
Nine months ended September 30, 2019
Revenue	$88,498	$7,520	$-	$96,018
Exploration expense	2,370	770	70	3,210
Net income (loss)	12,785	(454)	(6,673)	5,658
Capital expenditures (2)	13,205	17,969	12	31,186

(1)	Includes a decrease in capital expenditures in accounts payable of $2,207 and non-cash additions of $1,504; consolidated capital expenditures on a cash basis were $12,915.
(2)	Includes an increase in capital expenditures in accounts payable of $158 and non-cash additions of $1,862; consolidated capital expenditures on a cash basis were $29,166.

Total asset balances, excluding intercompany balances, at September 30, 2020 and December 31, 2019 are as follows:

	2020	2019

	(in thousands)
Mexico	$91,752	$98,718
Nevada	90,494	84,669
Corporate and Other	21,217	9,625
Consolidated	$203,463	$193,012

22. COVID-19

On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new novel coronavirus (“COVID-19”) as a “pandemic”. On March 31, 2020, the Mexican government issued a national health emergency with an immediate suspension order for all “non-essential” public and private sector business (which included mining) to mitigate the spread and transmission of the COVID-19. As a result, the Company suspended its Mexico operations and production on April 1, 2020. The Mexican government designated mining as an essential business in mid-May 2020 and as a result we were given approval to restart our operations on May 27, 2020. After a ramp-up period, the Company recommenced operations with appropriate safety measures in place to guard against and mitigate the virus and its spread.

The Isabella Pearl Mine in Nevada has continued to operate at full capacity during the pandemic. Precious metal mining is considered essential to support critical infrastructure under guidelines from the U.S. Department of Homeland Security and the State of Nevada. The Company has in place safety measures to guard against and mitigate the virus and its spread.

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

23. Subsequent Event

On October 5, 2020, the Company announced its intention to spin-off its Nevada Mining Unit to shareholders as a separate publicly traded company. The separation will be completed by way of a pro rata distribution of all the outstanding shares of Fortitude Gold Corporation (“Fortitude”) common stock to the Company’s shareholders. Fortitude is a Colorado corporation formed by the Company to complete the spin-off. Following completion of the spin-off, the Company would hold all of the assets and related liabilities of the Oaxaca Mining Unit and Fortitude would hold all of the Nevada assets and related liabilities. The spin-off does not require the approval of the Company’s shareholders, which is expected to be tax-free to the shareholders.

The transaction is subject to certain conditions, including the final approval by the Company’s Board of Directors and the receipt of an effective date for the Form S-1 registration statement filed by Fortitude on October 19, 2020 with the Securities and Exchange Commission. The transaction is targeted to be completed by year-end 2020 or in the first quarter of 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2020 and compares those results to the three and nine months ended September 30, 2019. It also analyzes our financial condition at September 30, 2020 and compares it to our financial condition at December 31, 2019. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2019 contained in our annual report on Form 10-K for the year ended December 31, 2019.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Highlights

Consolidated highlights for the third quarter of 2020 are summarized below and discussed further in our Management’s Discussion and Analysis:

●	On July 1, 2020, we celebrated 10 years of production, over $1 billion in revenue and $114 million in shareholder dividends;
●	Record gold production from Isabella Pearl of 7,847 gold ounces;
●	Consolidated production of 12,575 gold ounces and 333,761 silver ounces;
●	$42.3 million consolidated net sales bringing year-to-date September 30, 2020 sales to $91.4 million;
●	Net income of $5.0 million or $0.07 per share;
●	Total Oaxaca Mining Unit cash cost after by-product credits of $589 per ounce;
●	Total Nevada Mining Unit cash cost after by-product credits of $935 per ounce;
●	$31.3 million cash balance at September 30, 2020, an increase of $20.2 million from the December 31, 2019 balance of $11.1 million;
●	Cash from operating activities of $17.7 million for the nine months ended September 30, 2020, an increase of 127% from same period in 2019;
●	Working capital at September 30, 2020 of $50.0 million, an increase of 120% from December 31, 2019;
●	$0.7 million dividend distributions, or $0.01 per share for the quarter;
●	On August 6, 2020, we announced Ms. Kim Perry would transition from the Board of Directors to fill the Chief Financial Officer role for retiring Mr. John Labate. The Board of Directors’ nominating committee is actively recruiting for the vacant Board of Director’s seat;
●	Subsequent to the quarter close, we announced on October 5, 2020, the intent to spin-off the Nevada Mining Unit to its shareholders as Fortitude Gold Corporation to further create shareholder value.

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

Spin-Off

On October 5, 2020, we announced our intention to spin-off our Nevada Mining Unit to shareholders as a separate publicly traded company. The separation will be completed by way of a pro rata distribution of all the outstanding shares of our newly created subsidiary, Fortitude Gold Corporation (“Fortitude”), to our shareholders. The spin-off does not require the approval of our shareholders, which is expected to be tax-free to the shareholders.

We believe that the separation of our Oaxaca Mining Unit and the Nevada Mining Units into two independent companies will provide the following benefits:

●	Permit each company to focus on its own unique strategic business plan;
●	Allow each company flexibility to allocate resources and deploy capital in a manner consistent with its own business strategy;
●	Unlock a value premium for the Nevada Mining Unit due to its location in one of the world’s premier mining jurisdictions;
●	Allow each company to focus on streamlining each distinct operation – underground, hard rock operations in Mexico, and open-pit heap leach operations in Nevada; and
●	Provide investors with an opportunity to reap greater value through ownership of two separate companies rather than a single combined company.

Upon the transaction completion, we expect that our common stock will continue to trade on the NYSE American. The shares of Fortitude are expected to trade over the counter and be quoted in the OTC Market. The transaction is subject to certain conditions, including and final approval by the Company’s Board of Directors and the receipt of an effective date for the Form S-1 registration statement filed by Fortitude on October 19, 2020 with the Securities and Exchange Commission. The transaction is targeted to be completed by year-end 2020 or in the first quarter of 2021.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States and Mexico, instituted restrictions on travel, public gatherings and certain business operations.

Currently the mining industry is listed as an essential business in the State of Nevada and we continue to operate our mining unit while utilizing appropriate safety measures. On March 31, 2020, the Mexican government issued a national health emergency with an immediate suspension order for all “non-essential” public and private sector business (which included mining). As a result, we suspended our Mexico operations and production on April 1, 2020. The Mexican government then designated mining as an essential business in mid-May 2020 and as a result, we were given approval to restart our operations on May 27, 2020.

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

Oaxaca Mining Unit Production and Sales

Oaxaca Mining Unit Production

Gold and silver production for the third quarter of 2020 totaled 4,728 ounces and 324,592 ounces, respectively, compared to 7,462 and 473,810 ounces over the same period in 2019. The decrease in gold and silver production was the result of lower precious metal grades as expected based on the mine plan. In addition, while our workforce has been fully reengaged after the second quarter mandatory COVID-19 shutdown, the protocols and safety measures put in place has resulted in lost workdays of our workforce, decreasing throughput, which contributed to lower production in the third quarter.

For the nine months ended September 30, 2020, we produced 13,619 and 912,464 gold and silver ounces, respectively, as compared to 21,881 and 1,304,975 gold and silver ounces, respectively, over the same period in 2019. The decrease is primarily due to the suspension of operations for COVID-19 in the second quarter of 2020 and reduced productions in the third quarter, discussed above.

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

Oaxaca Mining Unit Production and Sales

Oaxaca Mining Unit Production

The following Production Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Arista Mine
Milled
Tonnes Milled	136,618	163,259	373,394	469,167
Grade
Average Gold Grade (g/t)	1.25	1.76	1.35	1.72
Average Silver Grade (g/t)	76	85	78	84
Average Copper Grade (%)	0.40	0.39	0.39	0.38
Average Lead Grade (%)	1.93	1.92	1.95	1.91
Average Zinc Grade (%)	5.02	4.70	4.85	4.71
Aguila Open Pit Mine
Milled
Tonnes Milled	16,913	3,640	34,740	23,976
Grade
Average Gold Grade (g/t)	1.35	1.49	1.32	1.76
Average Silver Grade (g/t)	32	58	36	45
Mirador Mine
Milled
Tonnes Milled	-	11,690	7,450	22,540
Grade
Average Gold Grade (g/t)	-	0.76	0.91	0.95
Average Silver Grade (g/t)	-	197	130	203
Combined
Tonnes milled	153,531	178,589	415,584	515,683
Tonnes Milled per Day (1)	1,745	2,007	1,880	1,967
Metal production (before payable metal deductions) (2)
Gold (ozs.)	4,728	7,462	13,619	21,881
Silver (ozs.)	324,592	473,810	912,464	1,304,975
Copper (tonnes)	428	492	1,162	1,407
Lead (tonnes)	2,157	2,459	5,811	6,916
Zinc (tonnes)	5,538	6,057	14,386	17,949
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what we report as "Metal Production" and "Metal Sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes related to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

Oaxaca Mining Unit Sales

Oaxaca Mining Unit net sales of $26.4 million for the third quarter of 2020 decreased by $7.7 million, or 23%, when compared to the same period in 2019. The decrease was primarily a result of the decreased sales volumes due to decreased production explained above and higher concentrate treatment charges which were slightly offset by increased average realized prices for gold, silver, copper, and zinc. For the three months ended September 30, 2020, metal prices increased from the same period in 2019 as follows: gold by 27% to $1,887 per ounce, silver by 49% to $25.47 per ounce, copper by 19% to $6,711 per tonne, and zinc by 6% to $2,392 per tonne.

Metal sales for the nine months ended September 30, 2020 were $61.1 million as compared to $88.5 million for the same period of 2019, representing a $27.4 million decrease. The decrease is primarily attributable to lower sales volumes due to the suspension of operations for COVID-19 in the second quarter and higher concentrate treatment charges, partially offset by higher gold and silver average realized prices.

During the three months ended September 30, 2020, we sold 3,619 gold ounces and 316,993 silver ounces at a total cash cost after by-product credits per precious metal gold equivalent ounce of $589, as compared to a cash cost after by-products of $299 in the same period in 2019. The increased cost per ounce was a result of lower by-product credits from the sale of base metals and lower gold grades processed in the current period as compared to the same period in 2019. Please see Non-GAAP Measures below for additional information concerning the cash cost per ounce measures.

The following Sales Statistics table summarizes certain information about our Oaxaca Mining Unit operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Metal sold
Gold (ozs.)	3,619	6,175	11,153	17,201
Silver (ozs.)	316,993	411,088	862,087	1,096,131
Copper (tonnes)	447	451	1,090	1,220
Lead (tonnes)	1,849	2,188	4,827	5,961
Zinc (tonnes)	4,586	6,016	11,534	14,389
Average metal prices realized (1)
Gold ($ per oz.)	1,887	1,490	1,766	1,391
Silver ($ per oz.)	25.47	17.08	20.09	15.94
Copper ($ per tonne)	6,711	5,659	5,954	6,027
Lead ($ per tonne)	1,902	2,018	1,779	1,976
Zinc ($ per tonne)	2,392	2,261	2,114	2,642
Precious metal gold equivalent ounces sold
Gold Ounces	3,619	6,175	11,153	17,201
Gold Equivalent Ounces from Silver	4,279	4,712	9,807	12,561
Total Precious Metal Gold Equivalent Ounces	7,898	10,887	20,960	29,762
Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$2,803	$2,187	$2,767	$2,247
Total cash cost after by-product credits per precious metal gold equivalent ounce sold (2)	$589	$299	$884	$327
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$897	$622	$1,174	$723
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.
(2)	Total cash cost after by-product credits are significantly affected by base metals sales during the periods presented.

Nevada Mining Unit Production and Sales

Nevada Mining Unit Production

During the three months ended September 30, 2020, our Isabella Pearl Mine produced a record 7,847 gold ounces and 9,169 silver ounces as compared to 3,703 and 3,487 of gold and silver ounces, respectively, for the same period of 2019. Increased gold and silver production was expected due to the mining of higher grade ore in 2020.

During the nine months ended September 30, 2020, our Isabella Pearl Mine produced 16,747 gold ounces and 20,154 silver ounces as compared to 5,381 and 4,459 gold and silver ounces, respectively, for the same period of 2019. The increase in 2020 is largely due to realizing a full nine months of production in 2020 as the mine commenced production in May 2019 as well as higher grade ore mined in Q3 2020 as discussed above.

We continued accessing the upper portion of the higher-grade Pearl deposit in the third quarter 2020. Gold grades and production are expected to continue to increase for the remainder of 2020.

The following Production Statistics table summarizes certain information about our Isabella Pearl operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Ore mined
Ore (tonnes) (1)	188,048	82,169	490,620	770,446
Gold grade (g/t)	2.02	0.75	1.60	0.70
Low-grade stockpile (tonnes)
Ore (tonnes)	51,977	83,394	70,467	472,120
Gold grade (g/t)	0.50	0.47	0.52	0.52
Pre-strip waste (tonnes)	-	1,111,259	1,346,316	2,514,809
Waste (tonnes)	1,437,428	136,632	3,597,770	432,530
Metal production (before payable metal deductions) (2)
Gold (ozs.)	7,847	3,703	16,747	5,381
Silver (ozs.)	9,169	3,487	20,154	4,459

(1)	Nine months ended September 30, 2019 amount includes run-of-mine ore and initial over liner of the heap leach pad.
(2)	The difference between what we report as "Metal Production" and "Metal Sold" is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes related to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

Nevada Mining Unit Sales

During the three months ended September 30, 2020, we sold 8,396 and 9,616 gold and silver ounces, respectively, for net sales of $15.9 million as compared to 4,044 and 3,534 gold and silver ounces, respectively, for net sales of $6.0 million for the same period in 2019. The increase in gold and silver sales is due to the planned production ramp up as we were mining the upper portion of the higher-grade Pearl deposit in the third quarter of 2020.

During the nine months ended September 30, 2020, we sold 17,205 and 21,046 gold and silver ounces, respectively, for net sales of $30.3 million as compared to 5,175 and 4,146 gold and silver ounces, respectively, for net sales of $7.5 million for the same period in 2019. The increase in 2020 is largely due to realizing a full nine months of production in 2020 as the mine commenced production in May 2019 as well as higher grade ore mined in Q3 2020 as discussed above.

The following Sales Statistics table summarizes certain information about our Nevada Mining Unit operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Metal sold
Gold (ozs.)	8,396	4,044	17,205	5,175
Silver (ozs.)	9,616	3,534	21,046	4,146
Average metal prices realized (1)
Gold ($ per oz.)	1,901	1,481	1,773	1,455
Silver ($ per oz.)	24.02	17.56	19.86	17.19

Total cash cost before by-product credits per gold ounce sold	$963	$1,130	$1,182	$999
Total cash cost after by-product credits per gold ounce sold	$935	$1,115	$1,158	$985
Total all-in sustaining cost per gold ounce sold	$945	$1,137	$1,191	$1,002
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations

The following table summarizes our consolidated results of operations for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Sales, net	$42,286	$40,066	$91,389	$96,018
Mine gross profit	10,902	9,318	9,005	21,248
General and administrative expenses	2,665	2,194	7,136	6,913
Exploration expenses	1,799	1,129	3,505	3,210
Other (income) expense, net	(537)	600	(871)	518
Income (loss) before income taxes	6,975	5,395	(765)	10,607
Provision (benefit) for income taxes	1,974	2,417	(833)	4,949
Net income	$5,001	$2,978	$68	$5,658

Sales, net.

During the three months ended September 30, 2020, consolidated sales were $42.3 million as compared to $40.1 million for the same period in 2019. The increase is mainly attributable to Nevada Mining Unit metal sales volumes increasing as a result of the Isabella Pearl Mine’s increased production. In addition, average realized prices in the third quarter of 2020 for gold, silver, copper, and zinc increased from the same period in 2019. Offsetting these increases were increase treatment and refining costs for concentrates and decreased metal sales from the Oaxaca Mining unit as a result of decreased production as discussed above. For the three months ended September 30, 2020, consolidated sales volumes totaled 12,015 ounces and 326,609 ounces of gold and silver, respectively, as compared to 10,219 ounces and 414,622 ounces of gold and silver, respectively, for the same period in 2019.

During the nine months ended September 30, 2020, consolidated sales were $91.4 million as compared to $96.0 million for the same period in 2019. The decrease is mainly attributable to Oaxaca Mining Unit metal sales volumes decreasing during 2020 as a result of a temporary mandatory country-wide suspension of mining operations due to COVID-19 in the second quarter and decreased average realized prices from our base metals in the first two quarters in 2020. Slightly offsetting these decreases was an increase in average realized price for gold and silver and increased gold and silver sales volumes from our Nevada Mining Unit due to a full nine months’ sales activity in 2020.

Please see the Oaxaca and Nevada Mining Units’ sales discussion above for more information.

Mine gross profit. For the three months ended September 30, 2020, mine gross profit increased by $1.6 million or 17%, compared to the same period in 2019. The increase was primarily due to increased average realized prices for gold, silver, copper, and zinc. These increases were partially offset with higher base metal treatment and refining costs. For the nine months ended September 30, 2020, mine gross profit decreased by $12.2 million or 58% due to higher base metal treatment costs and the impact of the second quarter suspension of operations due to COVID-19. In addition, during the nine months ended September 30, 2020, we recorded net realizable value inventory adjustments of $3.6 million for Isabella Pearl that reduced consolidated mine gross profit. This adjustment was primarily due to low grade ore that was placed on the leach pad during the first and second quarters.

General and administrative expenses. For the three and nine months ended September 30, 2020, general and administrative expenses totaled $2.7 million and $7.1 million as compared to $2.2 million and $6.9 million for the same periods in 2019. The increase for the third quarter expense was due to increased legal and accounting fees related to strategic initiatives, including the recently announced planned spin-off of our Nevada Mining Unit.

Exploration expenses. For the three and nine months ended September 30, 2020, exploration expenses totaled $1.8 million and $3.5 million as compared to $1.1 million and $3.2 million for the same periods in 2019. The increased exploration expense for the three months ended September 30, 2020 compared to the same period in 2019 was primarily the result of increased drilling at East Camp Douglas and other costs associated with Golden Mile property in Nevada.

Other (income) expense, net. For the three and nine months ended September 30, 2020, we recorded other income of $0.5 million and $0.9 million as compared to other expense of $0.6 million and $0.5 million for the same periods in 2019. The increase in the 2020 period was partially attributable to the increased unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices from December 31, 2019. Also in 2019, we recognized an expense related to our inventory reserve, while no such expense occurred in 2020. Please see Note 17 to the Condensed Consolidated Financial Statements for additional information.

Provision (benefit) for income taxes. For the three and nine months ended September 30, 2020 we recorded income tax expense and income tax benefit of $2.0 million and $0.8 million, respectively, as compared to income tax expense of $2.4 and $4.9 million for the same periods in 2019. The change in 2020 is due to the income (loss) before income taxes. Please see Note 6 to the Condensed Consolidated Financial Statements for additional information.

Net income. For the three months and nine months ended September 30, 2020, we recorded net income of $5.0 million and $0.1 million, respectively, as compared to net income of $3.0 million and $5.7 million for the corresponding periods in 2019. The change in net income is due to the changes in our consolidated results of operations as discussed above.

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

For financial reporting purposes, we report the sale of base metals as part of our revenue. Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of calculating our total cash cost after by-product credits for our Oaxaca Mining Unit. We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after by-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead and zinc as by-product credits is appropriate because of their lower per unit economic value compared to gold and silver and due to the fact that gold and silver are the primary products we intend to produce. For our Nevada Mining Unit, silver sales are treated as a by-product.

Total cash cost, after by-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for industry comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

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

AISC includes total cash cost after by-product credits plus other costs related to sustaining production, including allocated sustaining general and administrative expenses and sustaining capital expenditures. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of Oaxaca and Nevada Mining Units’ total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Oaxaca Mining Unit
Total cash cost after by-product credits	$4,650	$3,251	$18,539	$9,735
Treatment and refining charges	(5,853)	(3,723)	(15,143)	(10,838)
By-product credits	17,488	20,556	39,458	57,154
Depreciation and amortization	4,341	4,535	13,538	11,563
Reclamation and remediation	43	18	119	49
Share-based compensation allocated to production costs	-	26	-	32
Total Oaxaca Mining Unit mine cost of sales	20,669	24,663	56,511	67,695
Nevada Mining Unit
Total cash cost after by-product credits	7,853	4,508	19,922	5,095
Treatment and refining charges	(112)	(7)	(223)	(9)
Depreciation and amortization	2,949	1,582	6,157	1,961
Reclamation and remediation	25	2	17	28
Total Nevada Mining Unit mine cost of sales	10,715	6,085	25,873	7,075

Total consolidated mine cost of sales	$31,384	$30,748	$82,384	$74,770

The following table presents a reconciliation of the non-GAAP measures of total cash cost before by-product credits, total cash cost after by-product credits and AISC for our Oaxaca Mining Unit:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$22,138	$23,807	$57,997	$66,889
By-product credits (2)	(17,488)	(20,556)	(39,458)	(57,154)
Total cash cost after by-product credits	4,650	3,251	18,539	9,735
Sustaining capital expenditures	1,635	2,690	3,688	9,298
Sustaining general and administrative expenses	798	825	2,394	2,475
Total all-in sustaining cost	$7,083	$6,766	$24,621	$21,508

Precious metal gold equivalent ounces sold (3)	7,898	10,887	20,960	29,762

Total cash cost before by-product credits per precious metal gold equivalent ounce sold	$2,803	$2,187	$2,767	$2,247
By-product credits per precious metal gold equivalent ounce sold	(2,214)	(1,888)	(1,883)	(1,920)
Total cash cost after by-product credits per precious metal gold equivalent ounce sold	589	299	884	327
Other sustaining expenditures per precious metal gold equivalent ounce sold (4)	308	323	290	396
Total all-in sustaining cost per precious metal gold equivalent ounce sold	$897	$622	$1,174	$723
(1)	Production cost less stock-based compensation allocated to production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Gold ounces sold, plus gold equivalent silver ounces sold converted to gold ounces using our realized gold price per ounce to silver price per ounce ratio.
(4)	Sustaining capital expenditures and sustaining general and administrative expenses divided by precious metal gold equivalent ounces sold.

The following tables summarize our Oaxaca Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
By-product credits by dollar value:
Copper sales	$3,000	$2,554	$6,490	$7,357
Lead sales	3,517	4,402	8,587	11,777
Zinc sales	10,971	13,600	24,381	38,020
Total sales from by-products (1)	$17,488	$20,556	$39,458	$57,154
(1)	Amounts include realized gain (loss) on embedded derivative. Please see Note 19 to the Condensed Consolidated Financial Statements for additional information.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
By-product credits per precious metal gold equivalent ounce sold:
Copper sales	$380	$235	$310	$247
Lead sales	445	404	410	396
Zinc sales	1,389	1,249	1,163	1,277
Total by-product credits per precious metal gold ounces sold	$2,214	$1,888	$1,883	$1,920

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC for our Nevada Mining Unit:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$8,084	$4,571	$20,340	$5,168
By-product credits (2)	(231)	(63)	(418)	(73)
Total cash cost after by-product credits	$7,853	$4,508	$19,922	$5,095
Sustaining capital expenditures	47	-	236	-
Sustaining exploration expenses	38	88	324	88
Total all-in sustaining cost	$7,900	$88	$20,482	$88

Gold ounces sold	8,396	4,044	17,205	5,175

Total cash cost before by-product credits per gold ounce sold	$963	$1,130	$1,182	$999
By-product credits per gold ounce sold (2)	(28)	(15)	(24)	(14)
Total cash cost after by-product credits per gold ounce sold	935	1,115	1,158	985
Other sustaining expenditures per gold ounce sold (3)	10	22	33	17
Total all-in sustaining cost per gold ounce sold	$945	$1,137	$1,191	$1,002

(1)Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our Nevada Mining Unit’s by-product revenue and by-product credit per precious metal gold equivalent ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
By-product credits by dollar value:
Silver sales	$231	$63	$418	$73
Total sales from by-products	$231	$63	$418	$73

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
By-product credits per gold ounce sold:
Silver sales	$28	$15	$24	$14
Total by-product credits per gold ounce sold	$28	$15	$24	$14

Liquidity and Capital Resources

We had a $31.3 million cash balance at September 30, 2020, an increase of $20.2 million from the December 31, 2019 balance of $11.1 million. The Oaxaca Mining Unit’s primary source of liquidity is sales of concentrates and doré. The Oaxaca Mining Unit has been self-sustaining since production commencement in 2010 and has provided excess cash for U.S. operations and projects. The Nevada Mining Unit’s primary sources of liquidity during the development, construction and ramp up stages has been through cash contributions from its parent company, Gold Resource Corporation. As production and sales from the Isabella Peal Mine continue to increase, so has the Nevada Mining Unit’s cash position.

As of September 30, 2020, we had working capital of $50.0 million, consisting of current assets of $70.5 million and current liabilities of $20.5 million. This represents an increase of 120% or $27.3 million from the working capital balance of $22.7 million at December 31, 2019. The primary factors influencing the increase in our working capital was cash provided by operating activities of $17.7 million and the 2020 year-to-date net proceeds of $18.7 million from the sale of our common stock under the ATM agreement, offset by $12.8 million of cash used in investing activities. Our September 30, 2020 and December 31, 2019 working capital was negatively affected by the current operating lease liability of $1.4 million and $7.3 million, respectively, as a result of the adoption of the new leasing standard in 2019. Please see Note 13 to the Condensed Consolidated Financial Statements for more information.

We expect our working capital to be impacted when the spin-off of our Nevada Mining Unit is completed. We plan to contribute $10 million in additional capital to Fortitude to provide sufficient operating capital upon successful completion of the spin-off, which will reduce our consolidated cash balances of $31.3 million as of September 30, 2020.

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

Cash and cash equivalents increased $20.2 million to $31.3 million during the first nine months of 2020.

Net cash provided by operating activities for the nine months ended September 30, 2020 was $17.7 million compared to $7.8 million for the same period in 2019. The change is primarily due to timing of receivables benefiting 2020 and in 2019 we were ramping up inventories related to Isabella Pearl. These increases were offset by a reduction in net income in 2020 as compared to 2019.

Net cash used in investing activities of $12.8 million for the nine months ended September 30, 2020 decreased $16.4 million from the same period in 2019 as a result of less Isabella Pearl mine development and less capital expenditures in Mexico as several projects were completed in 2019.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $15.6 million compared to $22.7 million for same period in 2019. The decrease is primarily related to selling less of our common shares under our ATM agreement as well as higher dividend payments made to our shareholders in 2020 as compared to 2019.

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

Oaxaca Mining Unit, Mexico

Aguila project: Mine activities during the third quarter included development and ore extraction from the Arista mine, while maintaining strict COVID-19 safety protocols to keep employees safe. During the quarter, underground drilling continued in the Arista mine with two underground diamond drill holes completed, totaling 410 meters. Underground drilling continues to target further expansion of veins currently in production for reserve definition, expansion and mine plan optimization. Two dedicated exploration drifts continued to advance during the quarter with the goal to be complete with the current planned drifting by year-end or early next year.

Alta Gracia project: Our Mirador mine remained closed after the mandatory shutdown and we are evaluating the best time to recommence operations given our current focus on the Arista mine. We plan to utilize this time for further exploration including analysis of the surface geochemical soil sampling program at the Aguacatillo prospect on the Alta Gracia project that was completed during the third quarter.

Nevada Mining Unit, U.S.A.

Isabella Pearl project: During the third quarter, our open pit, heap leach operation at the Isabella Pearl Mine continued operations while maintaining strict COVID-19 protocols to keep employees safe. Exploration activities mainly included geological interpretation and modeling of drill results testing the extension of the Scarlet target and a new gold-bearing zone called “Silica Knob”, both located outside the current permitted mine plan. Surface geological mapping was also undertaken in the Scarlet and Silica Knob areas.

East Camp Douglas property: During the quarter, we commenced our first surface diamond drilling program on the lithocap target area of our East Camp Douglas property. Two holes totaling 422 meters were completed during the third quarter. This initial 1,830-meter program is targeting three general areas: Discovery Breccia, Gypsum Shaft and D2 Cliffs. These potentially mineralized zones are hosted in brecciated vuggy silicified volcanic rock with a high degree of oxidation.

Golden Mile property: During the third quarter, we continued to review historical geological and exploration data along with conducting initial field investigations at our newly acquired Golden Mile property. Other activities during the quarter included 3D modeling of known mineralized areas and historic mine workings and a remote sensing study (enhanced satellite imagery) which illustrated extensive surface hydrothermal alteration across the property. We also completed an internal environmental site review and are now targeting an initial surface diamond drilling program in the potential resource area on the patented claims.

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

Changes in Internal Control Over Financial Reporting – There were no changes that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

At-The-Market Offering Agreement, dated June 3, 2020, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference from our registration statement on Form S-3 filed on November 29, 2019, Exhibit 10.1, File No. 333-235312).

10.2

Executive Employment Agreement between the Company and Kimberly Perry dated August 10, 2020 (incorporated by reference from our current report on Form 8-K filed on August 10, 2020, Exhibit 10.1, File No. 001-34857).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kimberly C. Perry.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Jason D. Reid and Kimberly C. Perry.

95	Mine safety information listed in Section 1503 of the Dodd-Frank Act.

101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended September 30, 2020, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: November 2, 2020		/s/ Jason D. Reid
	By:	Jason D. Reid,
Chief Executive Officer and President

Dated: November 2, 2020		/s/ Kimberly C. Perry
	By:	Kimberly C. Perry,
Chief Financial Officer