Form 10-K
period 2020-12-31
GOLD RESOURCE CORP
filed 2021-02-24
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34857

Gold Resource Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 South Colorado Blvd., Tower 1, Suite 10200, Denver, Colorado 80222

(Address of Principal Executive Offices) (Zip Code)

(303) 320-7708

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	GORO	NYSE American

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ◻    No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ◻    No   ⌧

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

Large accelerated filer	◻	Accelerated filer	⌧

Non-accelerated filer	◻	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ◻ No ⌧

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $278,645,173 based on the closing price of the common stock of $4.11 as reported on the NYSE American.

As of February 23, 2021, there were 74,439,205 shares of the registrant’s common stock outstanding.

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

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by words such as “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect,” “may,” “should,” “will,” “likely,” and similar expressions to future periods. Such forward-looking statements include, without limitation, statements we make regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico for infrastructure and exploration activities;
●	The expected completion date of the dry stack filtration plant at our Don David Gold Mine;
●	Our 2021 guidance for payable production, cash costs per ounce after by-product credits, and all-in sustaining costs per ounce after by-product credits;
●	Expectations regarding 2021 capital investment, including the uses and amounts of our capital expenditure budget;
●	Expectations regarding 2021 exploration spending, including the anticipated uses and amounts of our exploration budget;
●	Expectations regarding 2021 general and administrative costs;
●	Compliance with existing legal and regulatory requirements including future asset reclamation costs;
●	Estimates of proven and probable reserves and mineralized material;
●	The sufficiency of our water rights;
●	Our expectations regarding the future payment of dividends;
●	Anticipated grades from future production;
●	Expected decreases in concentrate treatment charges in 2021; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations;
●	Unexpected changes in business and economic conditions, including the rate of inflation;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;

●	Access to land and availability of materials, equipment, supplies, labor and supervision, power and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God such as floods, earthquakes and any other natural disasters;
●	The uncertainty of reserve and mineralized material estimates; and
●	Such other factors discussed below under “Risk Factors”.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.        BUSINESS

History and Organization

Gold Resource Corporation was organized under the laws of the State of Colorado on August 24, 1998. We are a producer of doré containing gold and silver and metal concentrates that contain gold, silver, copper, lead and zinc.

In this report, “Company,” “our,” “us” and “we” refer to Gold Resource Corporation together with our subsidiaries, unless the context otherwise requires. See glossary on page 33 for additional definitions.

Our operations in Oaxaca, Mexico are conducted through our Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“DDGM” and “Don David Gold Mine”). The Don David Gold Mine consists of six (6) properties which are all located in what is known as the San Jose structural corridor, which runs 70 degrees northwest. Our properties comprise

55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca; the map below shows the general location of our properties:

PUEBLA
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Santo Domingo Tomaltepec
Villa de Tamazulapan
Santiago Juxtlahuaca
OAXACA
Santa Maria Asuncion Tlaxiaco
Oaxaca
VERACRUZ
Sarabia
GUERRERO
El Rey
Las Margaritas
El Chamizo
El Aguila
Alta Gracia
El Fuego
El Barrio de la Soledad
Union Hidalgo
Juchitan de Zaragoza
San Francisco Ixhuatan
CHIAPAS
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juguila
Salina Cruz
San Pedro Mixtepec
Therra Blanca
Chacalapa
Puerto Escondido
San Pedro Pochutla
Puerto Angel
Pacific Ocean
Gulf of Tehuantepect
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State

Operating Properties:

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

The Aguila processing facility produces metal concentrates and doré from ore mined from both the Arista and Mirador Mines. The Aguila and Alta Gracia projects include a total of approximately 29,547 hectares of mining concessions, access roads from a major highway, haul roads, a processing facility, and adjoining buildings, an assay lab, an open pit and underground mines, tailings facilities and other infrastructure. Please see Item 2. Properties for additional information.

Exploration Prospects:

Within the 55-kilometer structural corridor sits a highly prospective ground package. Multiple volcanic domes of various scales, and likely non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character. We intend to unlock the value of the mine, existing infrastructure, and our large property position by continuing to invest in exploration and development and advance organic growth.

View from Alta Gracia southeast towards Aguila

Please see Item 2. Properties for additional information.

Our principal executive offices are located at 2000 South Colorado Blvd., Tower 1, Suite 10200, Denver, Colorado 80222, and our telephone number is (303) 320-7708. We maintain a website at www.goldresourcecorp.com. Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report.  The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site (www.sec.gov) at which the reports that we file with the SEC are available to review. The SEC site may also be accessed through a link in our website.

2020 Developments

For the year ended December 31, 2020, we reported net income of $4.4 million, including net loss from continuing operations of $6.3 million. The net operating loss from continuing operations includes revenue of $90.7 million and mine gross profit of $12.5 million. Despite the two-month mandatory shut-down in 2020 of the Don David Gold Mine related to the worldwide COVID-19 pandemic, we achieved solid production results totaling 20,473 gold ounces, 1,189,366 silver ounces, 1,593 copper tonnes, 7,725 lead tonnes and 19,696 zinc tonnes.

In 2020, we realized a full year of benefit from the power grid electricity provided through our power line construction completed in 2019.  The power grid provides significant cost savings for us and access for the first time to electricity to approximately 25,000 homes in the communities in which we operate.

Additionally, the paste fill plant, completed in 2019, returned 136,000 tonnes of processing waste to underground workings that would have otherwise been placed in the tailings storage facility.  The paste fill is an effective method of reducing surface tailings and provides structural ground support that allows for more complete mining of mineral reserves. Finally, construction of our dry stack tailings filtration plant progressed and we expect to complete this project by mid-2021. The dry stacked tailings will accelerate reclamation of certain areas of the open-pit mine as well as allowing for efficient storage of tailings.

Sixth consecutive ESR award

For the sixth consecutive year, the Don David Gold Mine earned the prestigious Empresa Socialmente Responsable (“ESR”) award from the Mexican Center for Philanthropy (CEMEFI). Awards are given to organizations who demonstrate a commitment to supporting social and environmental protection programs within their local communities.

We completed thirty-eight underground diamond drill holes totaling 9,471 meters and 7 surface diamond drill holes totaling 3,180 meters at the Aguila project during 2020. Our exploration activities were mainly focused on exploration drilling at the Arista and Switchback vein systems in the Arista Mine. The Switchback vein system extends for over a one kilometer strike length and remains open on both strike and vertical extent. The drill program focused on the Switchback vein system and targeted the expansion and delineation of multiple high-grade parallel veins to define additional mineral reserves and optimize the mine plan. Likewise, we continued to explore extensions of the Arista vein system currently in production. Surface geologic mapping and rock chip sampling also continued in the vicinity of the Arista Mine, the Aguila open pit and the geological targets Cerro Pilon and Cerro Colorado amongst other prospects of the Aguila project. Our exploration efforts demonstrate our commitment to long-term investment in Oaxaca, Mexico.

On December 31, 2020, we completed our previously announced spin-off of our wholly-owned subsidiary, Fortitude Gold Corporation and its subsidiaries, which included the Nevada Mining Unit, into a separate, public company (the “Fortitude Spin-Off”). The separation was completed by way of a pro rata distribution of all the outstanding shares of our newly created subsidiary, Fortitude Gold Corporation, to our shareholders on December 31, 2020.

As a result of the Fortitude Spin-Off, we added a new and highly accomplished CEO, Mr. Allen Palmiere. We have also added three new independent directors, Ms. Lila Manassa Murphy, Mr. Joe Driscoll and Mr. Ron Little, to the Board of Directors.

2021 Guidance

The Company’s focus is on unlocking the value of the mine, existing infrastructure, and large property position and therefore we plan to make significant investments in Oaxaca, Mexico for infrastructure and exploration in 2021. The majority of the exploration work is expected to be spent on drilling and exploration drifts at the Aguila project with the objective to increase our estimate of proven and probable reserves. Metal production is expected to increase slightly over 2020 as we focus on operational excellence and improved operating margins reflected in a reduced cash cost per ounce after by-product credits.

Measure	2021 Guidance
Payable Production	19,500 to 21,500 Gold Ounces 1,700,000 to 1,800,000 Silver Ounces
Cash Costs after by-product credits per gold equivalent (“AuEq”) ounce	$210 to $225
All-in Sustaining Costs after by-product credits per AuEq ounce (1) (2)	$800 to $900
Capital Investment	$22.0 million to include: - Gold Regrind $1.9 million - Dry Stack Completion $6.2 million - Underground Development $9.8 million - Other Sustaining Capital $4.1 million
Exploration Commitment	$7.2 million to include: - Surface Exploration $3.0 million - Underground Drilling $2.6 million - Exploration Development $1.6 million
G & A	$6.0 million to $6.5 million, excluding Stock-based Compensation & Restructuring

(1)	Calculations of cash cost per after by-product credits per gold equivalent ounce and all-in sustaining cost after by-product credits per gold equivalent ounce are non-GAAP financial measures. Please see the Non-GAAP Measures section of the Management's Discussion and Analysis and Results of Operations for a complete reconciliation of the non-GAAP measures.
(2)	By-product credits are based on approximately 8,000 tonnes of lead sold at an $0.80 per pound metal price, approximately 1,800 tonnes of copper sold at a $2.80 per pound metal prices and 21,000 tonnes of zinc sold at a $1.04 per pound metal price.

The table above contains forward-looking projections about our financial condition, results of operations and business. These projections are subject to numerous assumptions, risks and uncertainties that are discussed in the risk factors above, including the on-going impact of the global pandemic. Because these projections are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures” below for a discussion of the calculation of Cash Costs per Ounce and All-in Sustaining Costs per Ounce, which are Non-GAAP measures.

Dividends

During 2020, we paid dividends of $0.04 per share on an annualized basis. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information.

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

Competitive Business Conditions

The acquisition of gold and silver properties is subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. Historically, our limited capital and personnel, has put us at a competitive disadvantage compared with many other companies with regard to acquisition, development, and exploration and, if warranted, advancement of mining properties. In 2021, we expect to make a significant investment in exploration activities; however, we believe that competition for acquiring mineral prospects will continue to be intense in the future.

Government Regulations and Permits

In connection with mining, milling and exploration activities, we are subject to Mexican federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The government department responsible for environmental protection in Mexico is Secretaria de Medio Ambiente y Recursos Naturales (“SEMARNAT”). SEMARNAT has the broad authority to shut down and/or levy fines against facilities that do not comply with its environmental regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust, and noise.

For operations at our Don David Gold Mine, we have secured and continue to maintain various regulatory permits from federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. These laws and regulations are continually changing and are generally becoming more restrictive.

Our operating mines have reclamation plans in place that we believe meet all applicable legal and regulatory requirements. At December 31, 2020, $3.1 million was accrued on our consolidated balance sheet for reclamation costs relating to our operating and exploration properties in Mexico.

Customers

During the year ended December 31, 2020, two customers accounted for 91% of our revenue at DDGM. In the event that our relationship with any of the customers is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

Following the Fortitude Spin-Off and as of February 24, 2021, we have eleven full-time employees, four of which serve as our executive officers. These individuals devote all of their business time to the Corporation.

We contract for the services of approximately 570 individuals employed by third parties in Mexico and also use various independent contractors for environmental permitting, mining, surface exploration drilling and trucking.

We believe we have good moral and a dedicated workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards.

ITEM 1A.     RISK FACTORS

Our business and the sector within which we operate is influenced by significant risk and uncertainties. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading prices of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this report. This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements that may be materially affected by several risk factors, including those summarized below:

Financial Risks

Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold and silver and certain base metals and these prices can be volatile.

The profitability of our gold, silver, and base metal mining operations and the value of our mining properties are directly related to the market price of gold, silver, copper, lead, and zinc. The price of gold and silver may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, global or national political or economic conditions, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, and a number of other factors.

We derive a significant portion of our revenue from the sale of gold, silver, and zinc, and to a lesser extent copper and lead, and our results of operations will fluctuate as the prices of these metals change. A period of significant and sustained lower metal prices would materially and adversely affect our results of operations and cash flows. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate. In the event metal prices decline or remain low for prolonged periods of time, we might be unable to develop our existing operating or exploration properties, which may adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties, including a material diminution in the price of metals.

The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver and the price per tonne of base metals based on the daily London P.M. fix and London Metal Exchange:

	2016	2017	2018	2019	2020
Gold:
High	$1,366	$1,346	$1,355	$1,546	$2,067
Low	$1,077	$1,151	$1,178	$1,270	$1,474
Average	$1,251	$1,257	$1,268	$1,393	$1,770
Silver:
High	$20.71	$18.56	$17.52	$19.31	$28.89
Low	$13.58	$15.22	$13.97	$14.37	$12.01
Average	$17.14	$17.04	$15.71	$16.21	$20.55
Copper:
High	$5,936	$7,216	$7,263	$6,572	$7,964
Low	$4,311	$5,466	$5,823	$5,537	$4,618
Average	$4,863	$6,166	$6,523	$6,000	$6,181
Lead:
High	$2,466	$2,587	$2,683	$2,267	$2,118
Low	$1,597	$2,007	$1,867	$1,768	$1,577
Average	$1,872	$2,317	$2,242	$2,000	$1,826
Zinc:
High	$2,907	$3,370	$3,618	$3,018	$2,842
Low	$1,454	$2,230	$2,287	$2,211	$1,774
Average	$2,095	$2,824	$2,922	$2,546	$2,267

As of February 23, 2021, gold and silver prices were $1,807 per ounce and $27.65 per ounce, respectively. Base metal prices per tonne were for copper $9,092, for lead $2,099, and zinc $2,847 on February 23, 2021.

We may not continue to be profitable.

During the fiscal years ended December 31, 2020, 2019 and 2018, we reported net income of $4.4 million, $5.8 million, and $9.3 million, respectively. During the fiscal years ended December 31, 2020, 2019 and 2018, we reported net (loss) income from continuing operations of $(6.3) million, $5.5 million, and $11.9 million, respectively. We have accumulated retained earnings of $12.7 million as of December 31, 2020. Metal prices have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. We have recently completed a separation of our former business into two separate companies, and our remaining assets may not generate sufficient cash flow to cover our operating, development, exploration, and other costs due to certain risk factors. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and shareholders may lose all or part of their investment.

We may require significant additional capital to fund our business plans.

We may be required to expend significant funds to determine if mineralized material and proven and probable mineral reserves exist at any of our non-producing properties to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. If we receive the necessary permits and make a positive development decision, we will require significant additional capital to bring the projects into production. We have spent, and may be required to continue to expend, significant amounts of capital for drilling, geological and geochemical analysis, assaying, feasibility studies, mine development, and mining and process equipment in connection with our exploration, development, and production activities.

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

We do not hedge our exposure to fluctuations in gold and silver prices and therefore may be subject to significant reductions in commodity prices.

We do not currently use hedging transactions with respect to any of our gold and silver production and we do not expect to do so in the future. Accordingly, we are fully exposed to price fluctuations if precious and base metal prices decline. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital and human capital is intense. Numerous companies headquartered in the United States, Canada, and elsewhere throughout the world compete for properties and human capital on a global basis. We are a small participant in the mining industry due to our limited financial and human capital resources. We presently operate with a limited number of human capital and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified human capital when needed to successfully operate our mines and processing facility. We may be unable to attract the necessary investment capital or human capital to fully explore, and if warranted, develop our properties and be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

Since a significant amount of our expenses in Mexico are paid in Mexican pesos, we are subject to fluctuations in currency values that may adversely affect our results of operations.

Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance and exploration costs are denominated in Mexican pesos. Therefore, our operations have in the past and will in the future be affected by fluctuations in the value of the Mexican peso against the U.S. dollar. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. The value of cash and cash equivalents, and other monetary assets and liabilities denominated in foreign currencies also fluctuate with changes in currency exchange rates.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2020, our net deferred tax assets were $0.3 million.

Our accounting and other estimates may be imprecise.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

●	Mineral reserves, mineralized material, and other resources that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;
●	Future ore grades, throughput and recoveries;
●	Future metals prices;
●	Future capital and operating costs;
●	Environmental, reclamation and closure obligations;
●	Permitting and other regulatory considerations;
●	Asset impairments;
●	Future foreign exchange rates, inflation rates and applicable tax rates; and
●	Deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements, and the risk factors set forth contained below. “Estimates of proven and probable reserves and mineralized material are uncertain and the volume and grade of ore actually recovered may vary from our estimates,” and “Our continuing reclamation obligations at our operations could require significant additional expenditures”.

Our continuing reclamation obligations at our operations could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties and have recorded a liability on our balance sheet to cover the estimated reclamation obligation. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out. Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations and further, that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue mining and exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

Operational Risks

Our production is primarily derived from a single operating unit and any interruptions or stoppages in our mining activities at that operating unit would adversely affect our revenue.

We are largely dependent on revenues from a single operating unit to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to generate revenue following such interruption. Additionally, if we are unable to economically develop additional mines, we will eventually deplete the body of mineralized material and will no longer generate revenue sufficient to fund our operations. A decrease in, or cessation of, our mining operations at this operating unit would adversely affect our financial performance and may eventually cause us to cease operations.

Since our current property portfolio is limited to one operating unit, our ability to remain profitable over the long-term will depend on our ability to expand the known deposits like Arista and Switchback and /or identify, explore, and develop additional properties in Mexico.

Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long-term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, capital intensive, involves many risks and is frequently unproductive. Our current or future exploration programs may not result in new mineralization. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

From time to time, we may acquire mineral interests from other parties. Such acquisitions are based on an analysis of a variety of factors including historical exploration results, estimates of and assumptions regarding the extent of mineralized material, and/or reserves, the timing of production from such reserves and cash and other operating costs. In addition, we may rely on data and reports prepared by third parties (including the ability to permit and compliance with existing regulations) which may contain information or data that we are unable to independently verify or confirm. All of these factors are uncertain and may have an impact on our ability to develop the minerals interests.

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

The proven and probable reserves stated in this report represent the amount of gold, silver, copper, lead and zinc that we estimated, at December 31, 2020, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves and mineralized material are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold, silver, copper, lead and zinc as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves or mineralized material have become uneconomic, we may be forced to reduce our estimates. Actual production from proven and probable reserves may be significantly less than we expect.

Any material changes in mineral estimates and grades of mineralization may affect the economic viability of our current operations, our decision to place a new property into production and/or such property’s return on capital. There can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Extended declines in market prices for gold and/or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Additionally, the term “mineralized material” as used in this report does not indicate proven and probable reserves as defined by Industry Guide 7 (“Guide 7”) promulgated by the SEC. Estimates of mineralized material are inherently imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling that may prove to be unreliable or inaccurate. We cannot be certain that any part or parts of the mineralized material deposit will ever be confirmed or converted into Guide 7 compliant mineral reserves or that mineralized material can be economically or legally extracted.

If we are unable to achieve anticipated gold, silver, and base metal production levels, our financial condition and results of operations will be adversely affected.

We have been processing ore from the Arista and Mirador underground mines at the Aguila and Alta Gracia projects, respectively, based on estimates of mineralized material identified during exploration and in our Proven and Probable Reserve report. However, risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Sales of gold, silver, and base metals that we realize from future mining activity will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies and reports. If metal sales are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock and our shareholders may lose part or all of their investment.

Revenue from the sale of metal concentrate may be adversely affected by loss or damage during shipment and storage at our buyer’s facilities.

We rely on third-party transportation companies to transport our metal concentrate to the buyer’s facilities for processing and further refining. The terms of our sales contracts with the buyers require us to rely, in part, on assay results from samples of our metal concentrate that are obtained at the buyer’s warehouse to determine the final sales value for our metals. Once the metal concentrate leaves our processing facility, we no longer have direct custody and control of these products. Theft, loss, road accidents, improper storage, fire, natural disasters, tampering or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our metal concentrate products. Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and as a result, our operating results may be adversely affected.

A significant delay or disruption in sales of concentrates or doré as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.

We rely on third party refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré and gold, silver, copper, lead and zinc concentrate produced from our mines. Access to refiners and smelters on economic terms is critical to our ability to sell our products to buyers and generate revenues. We periodically enter into agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States, and we believe we currently have contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by operational issues, new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Any such delay or loss of access may significantly impact our ability to sell doré and concentrate products. We cannot ensure that alternative refiners or smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect results of operations.

Exploration and, if deemed feasible, development of mineral properties is inherently risky and could lead to unproductive properties and/or capital investments.

Our long-term success depends on our ability to identify additional mineral deposits on our properties and any other properties that we may acquire and to develop of those deposits into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently unproductive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment or labor. The success of exploration is determined in part by the following factors:

●	The identification of potential mineralization based on surface and drill analysis;
●	Availability of government-granted exploration and construction permits;
●	The quality of our management, geological and technical expertise; and
●	The capital available for exploration and development.

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

We may acquire additional exploration, development and operating stage properties and our business may be negatively impacted if reserves are not located on acquired properties or if we are unable to successfully execute and/or integrate the acquisitions.

We have in the past, and may in the future, acquire additional exploration, development and operating stage properties. There can be no assurance that reserves will be identified on any properties that we acquire. We may experience negative reactions from the financial markets if we successfully complete acquisitions of additional properties and reserves are not located on acquired properties.

In addition to the results of exploration, development and operating stage properties, if warranted, the success of any acquisition would depend on a number of factors, including, but not limited to:

●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities and potentially our shareholders;
●	Implementing our standards, controls, procedures, and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
●	To the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

There can be no assurance that we will be able to conclude any acquisitions successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position. These factors may adversely affect the trading price of our common stock.

We rely on contractors to conduct a significant portion of our operations and construction projects.

A significant portion of our operations and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

●	The difficulty and inherent delay in replacing a contractor and its operating equipment in the event that either party terminates the agreement;
●	Reduced control and oversight over those aspects of operations which are the responsibility of the contractor;
●	Failure of a contractor to perform under its agreement;
●	Interruption of operations and construction or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
●	Injuries or fatalities on the job as a result of the failure to implement or follow adequate safety measures;
●	Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
●	Problems of a contractor with managing its workforce, labor unrest or other related employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operations and financial position.

Increased operating and capital costs could adversely affect our results of operations.

Costs at any particular mining location are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing- related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs could have a significant effect on our results of operation and operating cash flow.

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

The exploration for minerals, mine construction and mining operations, especially in an underground environment, involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, underground fires or floods, fall-of-ground accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

Continuation of our mining operations is dependent on the availability of sufficient and affordable water supplies.

Our mining operations require significant quantities of water for mining, ore processing and related support facilities. Our properties in Mexico are in areas where water is scarce and competition among users for continuing access to water is significant. Continuous production and mine development is dependent on our ability to acquire and maintain water rights and claims and to defeat claims adverse to current water uses in legal proceedings. Although we believe that our operations currently has sufficient water rights and claims to cover its operating demands, we cannot predict the potential outcome of future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts out of our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in our inability to maintain production at current or expected levels, require us to curtail or shut down mining production and prevent us from pursuing expansion or development opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate which could also limit access to sufficient water resources, thus adversely affecting our operations.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Uneconomic mineralized material;
●	Fluctuation in production costs that make mining uneconomic;
●	Labor disputes;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards;
●	Water conditions;
●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Metallurgical and other processing problems;
●	Mechanical and equipment performance problems;
●	Failure of pit walls, dams, declines, drifts and shafts;
●	Unusual or unexpected rock formations;
●	Personal injury, fire, flooding, cave-ins and landslides; and
●	Decrease in the value of mineralized material due to lower gold, silver and metal prices.

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

We do not, or cannot, insure against all of the risks to which we may be subject in our operations and development.

While we currently maintain insurance for general commercial liability claims and the physical assets at our Aguila and Alta Gracia projects, we do not maintain insurance to cover all of the potential risks associated with our operations. We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and mine construction, for which insurance may not be available, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

Regulatory Risk Factors

Our operations are subject to ongoing permitting requirements which could result in the delay, suspension or termination of our operations.

Our operations, including our ongoing exploration drilling programs and production, require ongoing permits from governmental and local authorities. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected.

Our operating properties located in Mexico are subject to changes in political or economic conditions and regulations in that country.

The risks with respect to operating in Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, increased security risks, labor instability or militancy, mineral title irregularities and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico may adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, labor legislation, water use and mine safety. The effect of these factors cannot be accurately predicted and may adversely impact our operations.

Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.

Our ability to mine minerals is subject to maintaining satisfactory arrangements and relationships with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm. While we have successfully negotiated and signed such agreements related to the Aguila and Alta Gracia projects, our inability to maintain these agreements or consummate similar agreements for new projects could impair or impede our ability to successfully explore, develop and mine the properties, which in turn could adversely affect our future cash flow.

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

Title to mineral properties can be uncertain and in the event of a dispute regarding title to our Mexican properties, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures.

Our ability to explore and operate our properties depends on the validity of our title to that property. Our concessions in Mexico are subject to continuing government regulation and failure to adhere to such regulations will result in termination of the concession. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. There may be valid challenges to the title to our properties which, if successful, could impair development and/or operations. The resolution of disputes in foreign countries can be costly and time consuming. In a foreign country we face the additional burden of understanding unfamiliar laws and procedures. We may not be entitled to a jury trial, as we might be in the U.S. Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen costs if we are forced to resolve a dispute in Mexico or any other foreign country.

Risks Relating to the Fortitude Gold Corporation Spin-Off

The separation of our business into two separate public companies could have adverse impacts on our results of operation and future prospects.

The separation may result in various adverse impacts on our businesses and the trading price of our common stock including, without limitation, the risk that the separation does not achieve the expected benefits for the parties, changes to our senior management, reduced cash flow and the availability of capital, the risk of potential adverse tax consequences for our company and shareholders, and risks, difficulties, and uncertainties that may result from the separation of businesses that were previously co-mingled including necessary ongoing relationships.

The spin-off of Fortitude Gold Corporation could result in significant tax liability to our company and its shareholders.

While our analysis of the tax treatment of the transaction was based on certain representations as to factual matters from our company and the facts as stated in the Separation Agreement, the other ancillary agreements, the prospectus for the spin-off and a number of other documents, we did not obtain an opinion that the Fortitude Spin-Off would qualify for non-recognition of gain and loss to our company and our shareholders under any federal or state law. Our analysis is not binding on the Internal Revenue Service (IRS) or the courts, and we cannot assure shareholders that the IRS or a court will not take a contrary position. If the spin-off were determined not to qualify for non-recognition of gain and loss, U.S. holders could be subject to tax. In this case, each U.S. holder who received the Fortitude Gold Corporation stock in the spin-off would generally be treated as receiving a distribution in an amount equal to the fair market value of Fortitude Gold Corporation common stock received, which would generally result in (i) a taxable dividend to the U.S. holder to the extent of that U.S. holder’s pro rata share of the Company’s current and accumulated earnings and profits; (ii) a reduction in the U.S. holder’s basis (but not below zero) in the Company’s common stock to the extent the amount received exceeds the shareholder’s share of the Company’s earnings and profits; and (iii) a taxable gain from the exchange of the Company’s common stock to the extent the amount received exceeds the sum of the U.S. holder’s share of the Company’s earnings and profits and the U.S. holder’s basis in its common stock.

If the spin-off were determined not to qualify for non-recognition of gain and loss, then the Company would recognize a gain in an amount up to the fair market value of the Fortitude Gold Corporation stock held by the Company immediately before the spin-off.

Risks Related to Our Common Stock

Our stock price may be volatile and as a result shareholders could lose part or all of their investment.

In addition to other risk factors identified and due to volatility associated with equity securities in general, the value of a shareholder’s investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

●	Changes in the worldwide price for the metals we mine;
●	Adverse results from our exploration, development, or production efforts;
●	Producing at rates lower than those targeted;
●	Political and regulatory risks;
●	Weather conditions, including unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Economic impact from spread of disease;
●	Actions by government or central banks; and
●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, shareholders may be unable to sell their shares at a desired price.

Past payments of dividends on our common stock are not a guaranty of future payments of dividends.

In 2010, we began paying cash dividends to the holders of our common stock. However, our ability to continue to pay dividends in the future will depend on a number of factors, including, free cash flow, mine construction requirements and strategies, other acquisition and/or construction projects, spot metal prices, taxation, government-imposed royalties and general market conditions. Further, a portion of our cash flow is expected to be retained to finance our operations and explorations and development of mineral properties. Any material change in our operations may affect future dividends which may be modified or canceled at the discretion of our Board of Directors. Any decrease in our monthly dividend would likely have an adverse impact on the price of our common stock.

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

We have the authority to issue up to 100,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock, in some cases without shareholder approval. As of February 23, 2021, there were 74,439,205 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. We can issue blocks of our common stock in amounts up to 20% of the then-outstanding shares without further shareholder approval. Because we have issued less common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

General Risk Factors

We are dependent upon information technology systems, which are subject to disruption, damage, failure and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We may also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. If we are unable to successfully implement system upgrades or modifications, we may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed or tested. Various measures have been implemented to manage our risks related to the system upgrades and modifications, but system upgrades and modification failures could have a material adverse effect on our business, financial condition and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced some degree of governmental and private sector corruption, and in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Ethics and other corporate governance mandate compliance with these anti-bribery laws, which often carry substantial penalties. However, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty or other inappropriate acts committed by our affiliates, employees, contractors, or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position and results of operations or cause the market value of our common stock to decline.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.

Due to the relatively limited number of personnel that we employ, we are dependent on certain key individuals to run our business. These individuals include our executive officers and other key employees. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We have no life insurance on any individual, and we may be unable to hire a suitable replacement on favorable terms should that become necessary.

Our activities may continue to be adversely affected by unforeseeable and unquantifiable health risks, such as COVID-19, whether those effects are local, nationwide or global.

The novel coronavirus, COVID-19, has been declared a pandemic by the World Health Organization and the Centers for Disease Control and Prevention and has spread globally, including throughout the United States and Mexico. In response, many jurisdictions, including in the United States, some of its political subdivisions and Mexico have instituted restrictions on travel, public gatherings, and certain business operations. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets. Our operations at the Aguila project in Oaxaca were temporarily suspended and our cash flow suffered during 2020 as a result. The various government restrictions arising due to the virus have curtailed the travel of our executives, which might adversely affect our operations on a long-term basis. The effects of the continued outbreak of COVID-19 or other viruses and related government responses could include extended disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us, including reduced demand for our products, impairment of goodwill or long-lived assets and impairment of our ability to develop and construct new mines and operate existing projects and to access funds from financial institutions and capital markets. In particular, these effects could disrupt or delay mining at our operating projects, which in turn could have a material adverse effect on our operations, cash flow and financial condition. Due to circumstances beyond our control, including the availability and distribution of the COVID-19 vaccine, we are unable to determine the long-term impact that the COVID-19 outbreak will have on operations.

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

We currently have 100% interest in six properties, including two Operating Properties and four Exploration Properties, within our Don David Gold Mine located in Oaxaca, Mexico, along the San Jose structural corridor. We formerly had an interest in additional properties located in Nevada, U.S. We no longer have any interest in such properties as they were owned by the subsidiaries that were distributed in connection with the Fortitude Spin-Off.

Proven and Probable Reserves

The term “proven (measured) reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade, and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. The term “probable (indicated) reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

As of December 31, 2020, our estimate of Proven and Probable (“P&P”) reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Precious Metal AuEq g/t	Gold Ounces	Silver Ounces	Precious Metal AuEq Ounces	Copper %	Lead %	Zinc %
Don David Gold Mine
Arista Mine
Proven	1,775,600	2.22	116	3.68	126,700	6,648,700	205,400	0.4	1.6	4.5
Probable	490,600	1.88	138	3.61	29,600	2,177,100	55,400	0.4	1.5	3.9
Arista Mine Total	2,266,200	2.16	121	3.58	156,300	8,825,800	260,800	0.4	1.6	4.4
Mirador Mine
Proven	51,900	0.76	325	4.61	1,300	543,400	7,700
Probable	10,400	0.85	514	6.90	300	172,500	2,300
Mirador Mine Total	62,300	0.77	357	5.00	1,600	715,900	10,000
Don David Gold Mine Total	2,328,500	2.11	127	3.62	157,900	9,541,700	270,800

Notes to the 2020 P&P reserves:

1.	Metal prices used for P&P reserves were $1,477 per ounce of gold, $17.47 per ounce of silver, $2.83 per pound of copper, $0.92 per pound of lead and $1.17 per pound of zinc. These prices reflect the three-year trailing average prices.
2.	Precious metal AuEq is 84.54:1 using gold and silver only to calculate gold equivalencies.
3.	A breakeven Net Smelter Return (“NSR”) cutoff grade of $77 per tonne was used for estimations of P&P reserves at the Arista Mine. The term “cutoff grade” means the lowest NSR value considered economic to process.
4.	No appreciable amounts of base metals are present in the veins identified to-date at the Mirador Mine at the Alta Gracia project. A breakeven cutoff grade of 2.33 g/t AuEq was used for proven and probable reserves at the Mirador Mine using gold and silver only to calculate gold equivalencies.
5.	Mining, processing, energy, administrative and smelting/refining costs were based on 2020 actual costs for the Don David Gold Mine.
6.	Arista Mine metallurgical recovery assumptions used were 76% for gold, 92% for silver, 80% for copper, 79% for lead and 80% for zinc. Mirador Mine metallurgical recovery assumptions used were 85% for gold and 72% for silver. These recoveries reflect 2020 actual average recoveries for the Aguila and Alta Gracia projects.
7.	P&P reserves are diluted and factored for expected mining recovery.
8.	Minimum mining width for P&P reserves is 1.5 meters for the Arista and Mirador underground mines.
9.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

For comparison, at December 31, 2019, our estimate of P&P reserves was:

Description	Tonnes	Gold g/t	Silver g/t	Precious Metal AuEq g/t	Gold Ounces	Silver Ounces	Precious Metal AuEq Ounces	Copper %	Lead %	Zinc %
Don David Gold Mine
Arista Mine
Proven	2,591,700	2.04	112	3.43	169,600	9,295,900	285,900	0.4	1.7	4.9
Probable	163,700	1.47	172	3.62	7,800	906,400	19,000	0.3	1.3	4.0
Arista Mine Total	2,755,400	2.00	115	3.44	177,400	10,202,300	304,900	0.4	1.7	4.8
Mirador Mine
Proven	75,500	0.75	365	5.31	1,800	885,700	12,900
Probable	700	1.33	393	6.25	100	8,400	100
Mirador Mine Total	76,200	0.68	365	5.32	1,900	894,100	13,000
Don David Gold Mine Total	2,831,600	1.82	122	3.58	179,300	11,096,400	317,900

Notes to the 2019 P&P reserves:

1.	Metal prices used for P&P reserves were $1,306 per ounce of gold, $16.32 per ounce of silver, $2.83 per pound of copper, $0.99 per pound of lead and $1.27 per pound of zinc. These prices reflect the three-year trailing average prices.
2.	Precious metal AuEq is 80.03:1 using gold and silver only to calculate gold equivalencies.
3.	A breakeven Net Smelter Return (“NSR”) cutoff grade of $76 per tonne was used for estimations of P&P reserves at the Arista Mine. The term “cutoff grade” means the lowest NSR value considered economic to process.
4.	No appreciable amounts of base metals are present in the veins identified to-date at the Mirador Mine at the Alta Gracia project. A breakeven cutoff grade of 2.50 g/t AuEq was used for proven and probable reserves at the Mirador Mine using gold and silver only to calculate gold equivalencies.
5.	Mining, processing, energy, administrative and smelting/refining costs were based on 2019 actual costs for the Don David Gold Mine.
6.	Arista Mine metallurgical recovery assumptions used were 78% for gold, 91% for silver, 78% for copper, 78% for lead and 81% for zinc. Mirador Mine metallurgical recovery assumptions used were 87% for gold and 88% for silver. These recoveries reflect 2019 actual average recoveries for the Aguila and Alta Gracia projects.
7.	P&P reserves are diluted and factored for expected mining recovery.
8.	Minimum mining width for P&P reserves is 1.5 meters for the Arista and Mirador underground mines.
9.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

Mineralized Material

We use the term “mineralized material” to describe mineralization in our mineral deposits that do not constitute “reserves” under U.S. reporting requirements set forth in SEC Industry Guide 7. Mineralized material does not have demonstrated economic viability. The SEC only permits issuers to report “mineralized material” in tonnage and average grade without reference to contained ounces or quantities of other metals.

As of December 31, 2020, our estimate of mineralized material was:

Description	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Arista Mine	1,569,900	1.42	148	0.2	1.1	3.0
Alta Gracia	172,000	0.73	345
Margaritas	26,000	0.51	260
Don David Gold Mine Total	1,767,900

Notes to the 2020 mineralized material:

1.	Mineralized Material is exclusive of P&P Reserves.
2.	Metal prices used for mineralized material were $1,477 per ounce of gold, $17.47 per ounce of silver, $2.83 per pound of copper, $0.92 per pound of lead and $1.17 per pound of zinc. These prices reflect the three-year trailing average prices.
3.	A breakeven Net Smelter Return (“NSR”) cutoff grade of $77 per tonne was used for estimations of mineralized material. The term “cutoff grade” means the lowest NSR value considered economic to process.

4.	No appreciable amounts of base metals are present in the veins identified to-date at the Alta Gracia project including the Mirador Mine, and the Margaritas project. A breakeven cutoff grade of 2.33 g/t AuEq was used for mineralized material at the Alta Gracia and Margaritas projects using gold and silver only to calculate gold equivalencies at a ratio of 84.54 to 1.
5.	Arista Mine metallurgical recovery assumptions used were 76% for gold, 92% for silver, 80 for copper, 79% for lead and 80% for zinc. Alta Gracia and Margaritas projects metallurgical recovery assumptions used were 85% for gold and 72% for silver. These recoveries reflect 2020 actual average recoveries for the Aguila and Alta Gracia projects.
6.	Mineralized material is diluted and factored for expected mining recovery.
7.	Minimum mining width for mineralized material is 1.5 meters for the Arista Mine and the Alta Gracia and Margaritas projects.
8.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

For comparison, at December 31, 2019, our estimate of mineralized material was:

Description	Tonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %
Arista Mine	1,574,700	1.46	141	0.2	1.2	3.4
Alta Gracia	170,400	0.77	376
Margaritas	26,000	0.51	260
Don David Gold Mine Total	1,771,100

Notes to the 2019 mineralized material:

1.	Mineralized Material is exclusive of P&P Reserves.
2.	Metal prices used for mineralized material were $1,306 per ounce of gold, $16.32 per ounce of silver, $2.83 per pound of copper, $0.99 per pound of lead and $1.27 per pound of zinc. These prices reflect the three-year trailing average prices.
3.	A breakeven Net Smelter Return (“NSR”) cutoff grade of $76 per tonne was used for estimations of mineralized material. The term “cutoff grade” means the lowest NSR value considered economic to process.
4.	No appreciable amounts of base metals are present in the veins identified to-date at the Alta Gracia project including the Mirador Mine, and the Margaritas project. A breakeven cutoff grade of 2.50 g/t AuEq was used for mineralized material at the Alta Gracia and Margaritas projects using gold and silver only to calculate gold equivalencies at a ratio of 80.03 to 1.
5.	Arista Mine metallurgical recovery assumptions used were 78% for gold, 91% for silver, 78% for copper, 78% for lead and 81% for zinc. Alta Gracia and Margaritas projects metallurgical recovery assumptions used were 87% for gold and 80% for silver. These recoveries reflect 2019 actual average recoveries for the Aguila and Alta Gracia projects.
6.	Mineralized material is diluted and factored for expected mining recovery.
7.	Minimum mining width for mineralized material is 1.5 meters for the Arista Mine and the Alta Gracia and Margaritas projects.
8.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material to estimates.

Don David Gold Mine

All of the properties that make up our Don David Gold Mine are located in Oaxaca, Mexico in what is known as the San Jose structural corridor, which runs 70 degrees northwest. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca.

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

The table below details information related to the mining concessions that comprise our properties in Oaxaca, Mexico:

	Total Number of Concessions	Total Size	Acquisition Date Range	2020 Maintenance Fees Paid

		(in hectares) *
Operating Properties:
Aguila project	18	24,372	2002 to 2016	$360,913
Alta Gracia project	3	5,175	2008	86,252
		29,547		$447,165
Exploration Properties:
Rey	4	2,335	2002 to 2009	$38,914
Chamizo	2	19,758	2011 to 2013	200,499
Las Margaritas	1	925	2002	15,416
Fuego	1	2,554	2013	42,566
Total:		25,572		$297,395

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

In August 2003, we commenced an initial drilling and exploration program at the Aguila project. Through 2020, we have drilled a total of 1,293 core holes (both surface and underground) equaling 375,669 meters and 166 reverse circulation holes equaling 14,367 meters for a total of 1,459 holes totaling 390,036 meters.

In 2010, we acquired from a third party, at no additional cost, the El Chacal and El Pilon concessions, which are subject to a 2% royalty, but are not subject to the Aguila lease agreement. We filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from the third party. While not subject to the Aguila lease, the two concessions are considered within the Aguila project. The mineral concessions making up the Aguila project are located within the San Pedro Totolapam and San Pedro Quiatoni Ejidos.

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

Geology and Mineralization: The Aguila project is located in the San Jose de Gracia Mining District in Oaxaca. Multiple volcanic domes of various scales, and likely non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character.

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

Additional improvements at the site include electrical power lines connecting to the Mexican national power grid, installation of backup diesel generation power plants and switch gear, paving a three-kilometer section of the road from the mine to the processing facility, construction of a new surface maintenance garage and fuel station, construction of haul roads from the mine site to the processing facility, office space at the processing facility, an assay lab, an exploration office, tailings impoundment facilities and lift, a paste fill plant and other infrastructure.

Exploration Activities:

Our exploration activities during 2020 mainly focused on underground exploration drilling at the Arista and Switchback vein systems in the Arista Mine. The Switchback vein system extends for over a one kilometer strike length and remains open on both strike and vertical extent. Underground drilling during 2020 continued to explore extensions of veins currently in production in both the Switchback vein and the Arista vein systems. The Switchback drilling program continued to target these multiple high-grade parallel veins for reserve definition, expansion and mine plan optimization. Thirty-eight underground diamond drill holes totaling 9,471 meters and 7 surface diamond drill holes totaling 3,180 meters, were completed at the Aguila project during 2020. Surface geologic mapping and rock chip sampling also continued in the vicinity of the Aguila project.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning our mining operations at the Alta Gracia project.

Alta Gracia Project

Background: In August 2009, we acquired claims adjacent to the Margaritas property in the Alta Gracia Mining District by filing three mining concessions known as the David 1, the David 2 and La Herradura, totaling 5,175 hectares.

As of December 31, 2016, proven and probable reserves had been established for the Mirador Underground Mine on our Alta Gracia property. In July 2017, mine development reached the economic ore zone of the Mirador vein and mining began.

Location and Access: The Alta Gracia project is approximately 20 kilometers northeast of the village of San Pedro Totalapam, in the Municipality of San Pedro Totolapam. Access to the project is by a gravel road that departs the paved highway approximately 13 kilometers east of the village of San Pedro Totalapam. The haulage distance by road from Alta Gracia to the Aguila processing facility is approximately 32 kilometers.

Geology and Mineralization: The sedimentary and volcanic units mapped at Alta Gracia are similar to those observed at the Aguila project. The district is dominated by tertiary-age rhyolite flows and tuffs which are underlain by andesite flows and tuff. Granodiorite and felsic intrusives are observed to outcrop to north and east of the Mirador mine. Known vein occurrences at Alta Gracia are mainly hosted in andesite and rhyolite. The veins mined during 2020 at Alta Gracia are considered low sulfidation epithermal mineralization with economic values only for gold and silver.

Facilities: During 2016, we received our operating permit for the Mirador Mine.

In 2017, two mine portals were developed to provide access to the Mirador vein. Mine site offices and a mobile equipment maintenance shop were established. Additionally, a diesel power generation plant, compressed air and a mine water pumping station were developed and put into service. In 2018, old workings were improved to create a second access to the vein system called Independencia. The portal for this access is located approximately 500 meters southwest of the Mirador portal. Development is now established to the mineralization delineated within the Mirador’s Independencia vein during the 2018 and 2019 drill campaigns.

Ore from the Mirador Mine, primarily silver ore, is transported by contracted haul trucks to and processed at our agitated leach plant at the Aguila processing facility, with final product being doré.

Exploration Activities: The 2020 Alta Gracia exploration program mainly included surface geological mapping along with rock chip and grid soil sampling in the historic mining areas at Alta Gracia. The new information will be used to guide future surface drilling programs.

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession. It comprises approximately 925 hectares located along our 55-kilometer mineralized trend and adjacent to the Aguila project.

In 2020, we continued to review results from previous surface drilling, surveying, detailed geological mapping and rock chip channel sampling for the Margaritas property. We completed the work required to maintain the claims during 2020, with work focused on geological mapping and sampling of the “Chileños” workings in the Trenes area. We expect to target the same amount of work in 2021 along with identifying opportunities to strengthen our relationship in the local communities.

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

Because of the close proximity of Chamizo to Alta Gracia, exploration activity began on this property during late 2011 and to date has included geochemical sampling and drilling of eight shallow core holes for a total of 1,327 meters. We expect to target the same amount of work in 2021 along with identifying opportunities to strengthen our relationship in the local communities.

Fuego Property

In March 2013, we acquired the Fuego property from Almaden subject to a 2% net smelter return royalty. The Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and Chamizo properties. In 2013, Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling has been conducted on the Fuego property which allows us to meet the acceptable amount of work required to maintain the claims. We do not anticipate any significant exploration activities at El Fuego in 2021. However, we plan to conduct the work required to maintain the claims.

Rey Property

The Rey property consists of concessions on the far northwest end of our 55-kilometer mineralized corridor in the State of Oaxaca known as Rey, El Virrey, La Reyna and El Marquez. The Rey property consists of 2,335 hectares. We acquired the Rey concession from a third party, and it is subject to a 2% net smelter return royalty payable to them on a portion of the claims. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The Rey property is located approximately 64.4 kilometers by road from the Aguila project. There is no plant or equipment on the Rey property. If exploration is successful, any mining would probably require an underground mine where mineralized material could be trucked to the Aguila processing facility for processing. To date, we have drilled 48 core holes for a total of 5,273 meters at the Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling. We ceased work at the Rey property during 2012, following a request to obtain additional approvals from local community agencies. In 2021, we plan to continue working with the local agencies to understand and address any concerns the community may have, but we have no assurance that we will be able to resume our exploration activities in the near term. Once community support is obtained, we plan to conduct follow-up drilling and exploration based on the drilling done in 2007 and 2008. Regardless of the outcome, we plan to perform enough work to maintain the claims in 2021.

Mining Concessions and Regulations in Mexico

Mineral rights in Mexico belong to the Mexican federal government and are administered pursuant to Article 27 of the Mexican Constitution. All of our mining concessions are exploitation concessions, which may be granted or transferred to Mexican citizens and corporations. Our leases or concessions are held by our Mexican subsidiary DDGM. Exploitation concessions have a term of 50 years and can be renewed for another 50 years. Concessions grant us the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessment are set by regulation, may increase over the life of the concession and include periodic adjustments for inflation. Failure to pay the mining duties can lead to cancellation of the relevant concession.

Mexican mining law does not require payment of finder’s fees to the government, except for a discovery premium in connection with national mineral reserves, concessions and claims or allotments contracted directly from the Mexican Geological Survey. None of the claims held by DDGM are under such a discovery premium regime.

Ejido Lands and Surface Right Acquisitions in Mexico

Surface lands within DDGM are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. We have an agreement with the local San Pedro Totolapam Ejido allowing exploration and exploitation of mineralization at the Aguila project and some of our surrounding properties.

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

ITEM 3.        LEGAL PROCEEDINGS

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government through which they demanded the cancellation of several concession titles. The federal government ordered a suspension to prevent work related to excavating, drilling, opening tunnels and exploiting the mineral resources on the surface and subsoil of the concessions named in the injunction. Presently, DDGM does not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 has not progressed to a final ruling as courts have been closed for extended periods of time due to the worldwide pandemic.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange American (“NYSE American”) under the symbol “GORO”.

On February 23, 2021, there were 74,439,205 shares of Gold Resource Corporation, which were held by approximately 200 holders of record.

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

The following graph compares the performance of our common stock with the performance of the NYSE American Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices included below from December 31, 2015 to December 31, 2020. While there are multiple factors affecting the stock market and share price that are outside of our control, the recent developments, including the ramp up and recent spin-off of Fortitude Gold Corporation (formerly known as our Nevada Mining Unit) to our shareholders, may have contributed to the decline in value our stock. This decline in value from December 31, 2019 to December 31, 2020 also closely aligns to the value of the discontinued operations spun-off to our shareholders through a pro rata distribution of shares.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 8742 Lucent Boulevard, Suite 225, Highlands Ranch, Colorado 80129 and its telephone number is (303) 262-0600.

Dividend Policy

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. Since commercial production began at the Aguila project in July 2010, we have returned over $115 million to our shareholders in consecutive monthly dividends. Regular dividends should not be considered a prediction or guarantee of future dividends.

Physical Dividend Program

In 2012, we launched a physical dividend program pursuant to which our shareholders have the option to convert the cash dividends that we pay into physical gold and silver bullion. As part of our overall strategy to diversify our treasury and to facilitate this program, we may periodically purchase gold and silver bullion. In order for a shareholder to convert their cash dividend into physical gold and/or silver, the shareholder must opt-in to the physical dividend program and request the conversion of their cash dividend, or portion thereof, into physical gold and/or silver. For those shareholders who elect to convert their cash dividend into gold and/or silver bullion, the gold and silver will be delivered in the form of gold or silver Gold Resource Corporation one-ounce bullion rounds. No action is required by any shareholder who elects not to participate in the physical metals program. For those shareholders who wish to convert any portion of their cash dividend into gold and/or silver bullion, the process is summarized as follows:

●	Shareholders must register and hold their Gold Resource Corporation common shares in their name directly with our transfer agent, Computershare Investor Services, and not through a brokerage house or other intermediary held in a “street name”. This is a requirement so that we can locate and validate the shareholder’s position in our common stock.
●	Shareholders must set up an individual account with Gold Bullion International (“GBI”), 1325 Avenue of the Americas, 7th Floor, Suite 0703-2, New York, NY 10019. GBI facilitates the cash to gold and silver conversion.
●	Shareholders then direct their cash dividend check issued by Computershare to be electronically deposited to the shareholder’s GBI account for the option to have it, or any portion thereof that denominates into a one-ounce gold or silver bullion round. The election to convert all or any portion of the shareholder’s cash dividend into bullion is governed by an agreement between the shareholder and GBI.
●	Shareholders with accounts at GBI who wish to change their current gold, silver or cash allocations for their cash dividend must do so by midnight Eastern Time on the date preceding the monthly dividend record date. We issue a press release with details of each dividend declaration, and the dividend record and payment dates.
●	On the dividend record date, the number of bullion ounces to be converted and distributed to the shareholder’s individual account on the dividend payment date is calculated as the dollar value of that portion of the cash dividend the shareholder elected to convert to bullion, divided by the London Bullion Market PM gold fix plus gold bullion minting cost factors on the record date or the London Bullion Market silver fix plus silver bullion minting cost factors on the record date.

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

Not applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. See “Special Note Regarding Forward-Looking Statements” above. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including but not limited to the risks described in “Risk Factors” and elsewhere in this annual report and other reports filed by us with the SEC. This discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

We are a mining company which pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. DDGM consists of six properties and includes mineral production primarily from the Arista underground mine and to a lesser extent the Aguila open pit mine, both of which are located at the Aguila project. Metal production is also generated from the Mirador underground mine within the Alta Gracia project. All three mines supply ore to our processing facilities located at the Aguila project. During 2020, we temporarily suspended operations from April 1, 2020 to May 26, 2020 as a result of an order by the Mexican federal government in response to the worldwide pandemic (see “COVID-19 Pandemic” below). We produce gold and silver doré and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead and zinc.

The following discussion summarizes our results of operations for three fiscal years ended December 31, 2020, 2019 and 2018 and our financial condition as of December 31, 2020 and 2019, with a particular emphasis on the year ended December 31, 2020. At December 31, 2020, we spun-off our wholly-owned subsidiary, Fortitude Gold Corporation, which holds the Nevada Mining Unit. We are presenting the operating results and cash flows of the Nevada Mining Unit reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Nevada Mining Unit reporting segment are presented as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2019. See “Fortitude Spin-Off” below.

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

In our financial statements, we report the sale of precious and base metals as revenue and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the long-term primary driver of our economic decisions and believe that base metals are secondary products for non-GAAP financial measures.

Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average realized price ratio for the period.

2020 Strategic, Operational and Financial Results

Results for the year ended December 31, 2020 are summarized below and discussed further in our Management’s Discussion and Analysis:

Strategic:

●	In addition to a new and highly accomplished CEO, Mr. Allen Palmiere, we have added three new independent directors, Ms. Lila Manassa Murphy, Mr. Joe Driscoll and Mr. Ron Little, to the Board of Directors. These additions to the Company’s leadership add the expertise necessary to focus on unlocking the value of our assets while implementing best in class governance;
●	$2.8 million distributed in shareholder dividends, totaling over $115 million since 2010; and
●	Successfully spun-off our Nevada Mining Unit to our shareholders.

Operational:

●	During 2020 we celebrated milestones of 10 years of production and over $1 billion in revenue;
●	The Don David Gold Mine produced 20,473 gold ounces and 1.19 million silver ounces or a total of 30,508 gold equivalent ounces;
●	We earned the Mexican ESR award for the sixth consecutive year at our Don David Gold Mine;
●	Successfully resumed our operations at the Don David Gold Mine after a two-month government-mandated shut-down due to COVID-19;
●	Realized approximately $3.3 million in cost savings in 2020 compared to 2019 and reduced diesel fuel consumption and emissions by 69% as a result of efficient and lower cost electricity from the power grid;
●	Continued construction of the dry stack tailings filtration plant and facilities which are expected to be completed mid-2021. The dry stack facilities will accelerate reclamation of certain areas of the open pit mine as well extending the life of tailings storage facilities; and
●	On December 24, 2020, a Don David Gold Mine employee suffered a fatal injury involving a light vehicle in an inactive area of the Arista mine.

Financial:

●	Our balance sheet remains strong with a $25.4 million cash balance at December 31, 2020, an increase of $15.2 million from December 31, 2019;
●	Cash from operating activities was $21.2 million;
●	Working capital from continuing operations at December 31, 2020 of $30.8 million was a 21% increase over December 31, 2019; and
●	Don David Gold Mine total cash costs (after by-product credits) and total all-in sustaining cost per precious metal gold equivalent ounce sold were $784 and $1,365, respectively.

Fortitude Spin-Off

On December 31, 2020, we completed our previously announced spin-off of our wholly-owned subsidiary, Fortitude Gold Corporation and its subsidiaries, which included the Nevada Mining Unit, into a separate, public company. The separation was completed by way of a pro rata distribution of all the outstanding shares of our newly created subsidiary, Fortitude Gold Corporation, to our shareholders on December 31, 2020. The spin-off did not require the approval of our shareholders.

We are presenting the operating results and cash flows of the Nevada Mining Unit reportable segment within discontinued operations in the current and prior periods. The assets and liabilities of the Nevada Mining Unit reporting segment are presented as assets and liabilities of discontinued operations on the Consolidated Balance Sheet as of December 31, 2019.

See Note 2, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

In an effort to mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely using various technological tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

While it is not feasible to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and liquidity, the immediate impact on our financial results stemmed from almost two-months of mandatory operations shut-down in 2020, which resulted in loss of production and gross sales of approximately $14 million based on our actual monthly average production and sales during 2020. We do believe, however, that we have sufficient liquidity available from operating cash flow and cash on hand going forward.

Results of Operations—Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

As noted above, we have reflected the results of operations of the Nevada Mining Unit as discontinued operations and therefore not included in the below discussion.

Don David Gold Mine Production

The following Production Statistics table summarizes certain information about our Don David Gold Mine operations for the periods indicated:

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019
Arista Mine
Milled
Tonnes Milled	133,353	160,701	506,747	629,868
Grade
Average Gold Grade (g/t)	1.81	1.77	1.47	1.73
Average Silver Grade (g/t)	66	78	74	82
Average Copper Grade (%)	0.40	0.37	0.39	0.38
Average Lead Grade (%)	1.93	1.79	1.92	1.88
Average Zinc Grade (%)	4.93	4.41	4.87	4.64
Aguila Open Pit Mine
Milled
Tonnes Milled	16,409	7,367	51,149	31,343
Grade
Average Gold Grade (g/t)	1.61	1.31	1.41	1.65
Average Silver Grade (g/t)	31	77	35	53
Mirador Mine
Milled
Tonnes Milled	-	9,422	7,450	31,962
Grade
Average Gold Grade (g/t)	-	0.82	0.91	0.91
Average Silver Grade (g/t)	-	179	130	195
Combined
Tonnes milled	149,762	177,490	565,346	693,173
Tonnes Milled per Day (1)	1,702	2,017	1,829	1,980
Metal production (before payable metal deductions) (2)
Gold (ozs.)	6,854	7,554	20,473	29,435
Silver (ozs.)	276,902	417,877	1,189,366	1,722,852
Copper (tonnes)	431	452	1,593	1,859
Lead (tonnes)	1,914	2,286	7,725	9,202
Zinc (tonnes)	5,310	5,734	19,696	23,683
(3)	Based on actual days the mill operated during the period.
(4)	The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

For the year ended December 31, 2020, the Oaxaca operations produced 20,473 gold ounces and 1,189,366 silver ounces during a demanding 2020. We withdrew our 2020 production outlook in April 2020 as a result of the impacts of the global pandemic and the temporary government-mandated suspension of Mexican mining operations. These production results reflect a decrease of 30% and 31%, respectively, from the same period in 2019. For the three months ended December 31, 2020, production totaled 6,854 gold ounces and 276,902 silver ounces, representing a decrease of 9% and 34% in gold and silver production, respectively, from the same period in 2019.

Production Volumes

During the three and twelve months ended December 31, 2020, we processed ore at a rate of 1,702 and 1,829 ore tonnes per day, respectively, as compared to 2,017 and 1,980 ore tonnes per day for the same periods in 2019. Tonnes milled were 16% and 8% lower for the three and twelve months ended December 31, 2020 as compared to the same period in 2019 as a result of two-month mandatory shut-down and subsequent lost workdays from our workforce related to COVID-19 protocols and safety measures. During the year ended December 31, 2020, the Arista Mine accounted for 90% of the production tonnage followed by the Aguila open pit and Mirador Mine with 9% and 1%, respectively.

Grades & Recoveries

Gold and silver ore grades and recoveries vary depending on the areas of the Arista Mine being worked at any given time as reflected in the Proven & Probable Reserve disclosures above (see “Item 2. Properties” above). We have seen an expected decrease of precious metal grades, an increase in base metal grades and corresponding decrease in recoveries, as we have mined deeper in the deposit over the last ten years. The fluctuation in grades and recoveries with depth is a function of the metal head grades and finer materials in the epithermal vein system. Higher precious metal and lower base metal grades are present in the upper part of an epithermal system which was evident in the late 2020 drilling campaign. As mining progresses at higher levels in future years at Switchback, precious metal grades are expected to increase, and base metal grades decrease. This is not only evidenced by our drill results in the upper levels of the Switchback vein system but our experience with the gradation at the Arista vein system having generally mined it from the top down over the last nine years.

During the three and twelve months ended December 31, 2020, we processed ore with an average gold grade of 1.42 g/t and 1.13 g/t, respectively, as compared to 1.32 g/t and 1.32 g/t for the same periods in 2019. Likewise, during the three and twelve months ended December 31, 2020, we processed ore with an average silver grade of 58 g/t and 66 g/t, respectively, as compared to 73 g/t and 77 g/t for the same periods in 2019. Full-year average gold and silver grade were both approximately 14% lower than the prior year as a result of mining deeper in the Switchback vein system of the Arista Mine. Mining activities at Alta Gracia in 2019 contributed ore with higher silver grade. Additionally, overall recoveries declined in 2020 by approximately 5% as expected due to the nature of the deposit (approximately 1%) and impact of the plant being shut down due to the worldwide pandemic (approximately 4%).

Our base metals average grades during the three months ended December 31, 2020 were 0.40% for copper, 1.93% for lead, and 4.93% for zinc, compared to 0.37% for copper, 1.79% for lead, and 4.41% for zinc, for the same periods in 2019. An average grade for our base metals for twelve months ended December 31, 2020 was 0.39% for copper, 1.92% for lead, and 4.87% for zinc, compared to 0.38% for copper, 1.88% for lead, and 4.64% for zinc, for the same period in 2019. Overall base metal grades and recoveries were slightly higher during the three and twelve months ended December 31, 2020, as a result of mining deeper in the Switchback vein system of the Arista Mine with finer mineral particles in the deposit and the impact of the plant being down due to the worldwide pandemic.

Don David Gold Mine Mining Gross Profit, Sales and Operating Costs

The following Sales Statistics table summarizes certain information about our Don David Gold Mine operations for the periods indicated:

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019

Metal sold
Gold (ozs.)	6,314	6,966	17,467	24,167
Silver (ozs.)	255,945	372,729	1,118,032	1,468,860
Copper (tonnes)	398	436	1,488	1,656
Lead (tonnes)	1,755	2,073	6,582	8,034
Zinc (tonnes)	4,281	4,933	15,815	19,322
Average metal prices realized (1)
Gold ($ per oz.)	1,867	1,484	1,803	1,418
Silver ($ per oz.)	24.18	17.39	21.03	16.31
Copper ($ per tonne)	7,360	5,938	6,330	6,003
Lead ($ per tonne)	1,870	2,072	1,803	2,001
Zinc ($ per tonne)	2,650	2,382	2,259	2,576
Precious metal gold equivalent ounces sold
Gold Ounces	6,314	6,966	17,467	24,167
Gold Equivalent Ounces from Silver	3,315	4,368	13,041	16,895
Total AuEq oz	9,629	11,334	30,508	41,062

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

For the year ended December 31, 2020, mine gross profit and mine gross profit percent totaled $12.5 million and 14% as compared to $28.6 million and 24% for the same period in 2019. The decrease in mine gross profit and mine gross profit percent during 2020 primarily resulted from the higher contracted base metal treatment costs due to local smelting and refining market conditions and reduction in metal sales as a result of the worldwide pandemic.

Sales

DDGM net sales of $90.7 million for the year ended December 31, 2020 decreased by $29.6 million, or 25%, when compared to 2019. The decrease in our 2020 sales is primarily a result of the decreased sales volumes due to the suspension of operations related to the worldwide pandemic (see “COVID-19 Pandemic” above). Metal sales volume in 2020 decreased over 2019 volumes as follows: gold by 28%, silver by 24%, copper by 10%, lead by 18%, and zinc by 18%. Additionally, contributing to the lower net sales was a 34% increase in concentrate treatment charges which are net against concentrate sales. Decreased averaged realized prices for zinc and lead were slightly offset by increased average realized prices for gold, silver, and copper. For the year ended December 31, 2020, average realized prices for gold, silver, copper, lead, and zinc changed from the same period in 2019 as follows: gold, silver, and copper increased by 27%, 29% and 5%, respectively, while lead and zinc decreased by 10% and 12%, respectively.

Operating Costs

Total production costs of $60.6 million for the twelve months ended December 31, 2020 are 16% lower than the production costs of $72.1 million for the same period in 2019. The decrease is related to the decrease in sales volumes discussed above, slightly offset by the costs related to the closure of the mine for two months. Production costs per tonnes milled in 2020 of $107 reflects a 3% increase as compared to the 2019 production costs per tonnes milled of $104. This increase is related to inflation on labor rates and transportation costs.

Treatment charges for the twelve months ended December 31, 2020 were $21.1 million, or $729 per tonne of concentrate, as compared to $13.8 million, or $403 per produced concentrate tonne for the same period in 2019. The treatment charges for 2021 are expected to decrease to $525 to $550 per processed tonne, approximately 30%. This expected decrease is a result of recent negotiations and dependent on the benchmark and spot treatment market for zinc, which can be volatile.

Capital Improvements

The paste fill plant, which was completed in 2019, returned 136,000 tonnes of processing waste to depleted underground workings that would otherwise have been placed in the tailings storage facility. The paste is an effective method of reducing surface tailings and also providing ground support that allows to a more complete mining of mineral reserves.

We realized approximately $3.3 million cost saving in 2020 as compared to 2019, and 69% reduction in diesel fuel consumption and emissions as result of efficient and lower cost source of electricity from the power grid; while improving local infrastructure and allowing for first-time access to electricity for approximately 25,000 families along the electricity transmission route.

Finally, we progressed on construction of our dry stack filtration plant which is expected to be completed mid-2021. The dry stack facilities will also accelerate reclamation of certain areas of the open-pit mine as well as allowing for efficient storage of tailings.

Other Financial Measures

As noted above, we have reflected the results of operations of the Nevada Mining Unit as discontinued operations and therefore have not included such operations in the discussion below.

General and administrative expenses. For the year ended December 31, 2020, general and administrative expenses totaled $8.4 million, compared to $8.0 million for the same period of 2019. The $0.4 million increase in 2020, compared to 2019 is primarily due to increased legal, regulatory, and compensation costs.

Restructuring expenses. Restructuring expenses of $1.3 million were incurred during the year ended December 31, 2020 for legal, accounting, consulting, and employee severance compensation related to the spin-off of Fortitude Gold Corporation.

Exploration expenses. For the year ended December 31, 2020, property exploration expenses totaled $2.5 million as compared to $2.7 million for the same period of 2019. The decrease of $0.2 million was the result of the COVID-19 related suspension of activities in the second quarter of 2020.

Stock-based compensation. For the year ended December 31, 2020, stock-based compensation expense totaled $2.2 million as compared to $1.9 million for the same period of 2019. The increase of $0.3 million was the result of additional expense recognized related to the spin-off and was partially offset with fewer award grants in 2020.

Other expense, net. For the year ended December 31, 2020, we recorded other income of $1.2 million compared to other expense of $0.5 million during the same period of 2019. The $1.7 million change from 2019 was primarily due to realized gains on sales of our gold and silver bullion/rounds, and unrealized gains due to the increase in gold and silver prices in 2020 as compared to 2019 and less reserve for inventory in 2019 as compared to 2020. Please see Note 16 in Item 8. Financial Statements and Supplementary Data for additional information.

Provision for income taxes. For the year ended December 31, 2020, income tax expense decreased to $5.6 million from $10.0 million from the same period in 2019. The 2020 income tax expense is primarily driven by the tax allocations required as a result of the Fortitude Spin-Off. Please see Note 6 in Item 8. Financial Statements and Supplementary Data for additional information.

Net loss from continuing operations.  For the year ended December 31, 2020, we recorded net loss from continuing operations of $6.3 million as compared to net income from continuing operations of $5.5 million during the same period in 2019. The change was attributable to the factors noted above.

Net income from discontinued operations.  For the year ended December 31, 2020, we recorded net income from discontinued operations of $10.7 million as compared to net income of $0.3 million during the same period in 2019. The increase was a result of realizing a full year of production in 2020 as the Nevada Mining Unit commenced production in May 2019 and declared commercial production in October 2019. The Nevada Mining Unit also benefited from higher grade ore mined in 2020 and higher average realized precious metal prices.

Net income.  For the year ended December 31, 2020, we recorded net income of $4.4 million as compared to net income of $5.8 million during the same period in 2019. The change was attributable to the factors noted above.

Results of Operations—Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

As noted above, we have reflected the results of operations of the Nevada Mining Unit as discontinued operations and therefore have not included such operations in the below discussion.

Sales, net. During the year ended December 31, 2019, net sales were $120.3 million as compared to $115.3 million for the same period in 2018. The increase is attributable to an increase in gold and base metal sales volumes in 2019. Metal sales volume in 2019 increased over 2018 volumes as follows: gold by 6%, copper by 9%, lead by 19%, and zinc by 20%.

Mine gross profit. For the year ended December 31, 2019, mine gross profit totaled $28.6 million as compared to $33.7 million for the same period in 2018. The decrease in mine gross profit and mine gross profit percent during 2019 primarily resulted from higher treatment and refining costs which were slightly offset by higher sales volumes and higher precious metal prices.

General and administrative expenses. For the year ended December 31, 2019, general and administrative expenses of $8.0 million did not materially change from $7.8 million for the same period of 2018.

Exploration expenses. For the year ended December 31, 2019, property exploration expenses totaled $2.7 million as compared to $2.4 million for the same period of 2018. The increase of $0.3 million was the result of increased drilling at the Aguila project.

Stock-based compensation. For the year ended December 31, 2019, stock-based compensation expense totaled $1.9 million as compared to $1.5 million for the same period of 2018. The increase of $0.4 million was the result of additional expense related to new award grants in 2019.

Other expense, net. For the year ended December 31, 2019, we recorded other expense of $0.5 million compared to other expense of $2.9 million during the same period of 2019. The $2.4 million decrease in 2019 was due to our mark-to-market gains on our gold and silver bullion/rounds due to the increasing prices in 2019 as compared to 2018 and there was less exchange rate fluctuation between the U.S. Dollar and Mexican Peso in 2019 as compared to 2018. Additionally, in 2018 we recorded a $1.4 million allowance for doubtful accounts receivable resulting from the bankruptcy filing of one of our customers. Please see Note 17 in Item 8. Financial Statements and Supplementary Data for additional information.

Provision for income taxes. For the year ended December 31, 2019, income tax expense increased to $10.0 million from $7.2 million from the same period in 2018. The increase in tax expense is mostly due to the inclusion of the Global Intangible Low Taxed Income (“GILTI”). Please see Note 6 in Item 8. Financial Statements and Supplementary Data for additional information.

Net (loss) income from continuing operations.  For the ended December 31, 2019, we recorded net income from continuing operations of $5.5 million as compared to net income from continuing operations of $11.9 million during the same period in 2018. The change was attributable to the factors noted above.

Net income (loss) from discontinued operations.  For the year ended December 31, 2019, we recorded net income from discontinued operations of $0.3 million as compared to net loss from discontinued operations of $2.6 million during the same period in 2018. The change was due to the Isabella Pearl Mine commencing production in 2019 and generating revenue.

Net income.  For the year ended December 31, 2019, we recorded net income of $5.8 million as compared to net income of $9.3 million during the same period in 2018. The change was attributable to the factors noted above.

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

For financial reporting purposes, we report the sale of base metals as part of our revenue.  Revenue generated from the sale of base metals in our concentrates is considered a by-product of our gold and silver production for the purpose of our total cash cost after by-product credits for our Don David Gold Mine. We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider copper, lead and zinc to be by-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after by-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead and zinc as by-product credits is appropriate because of their lower individual economic value compared to gold and silver and due to the fact that gold and silver are the primary products we intend to produce.

Total cash cost, after by-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

Total cash cost before by-product credits includes all direct and indirect production costs related to our production of metals (including mining, milling and other plant facility costs, royalties, and site general and administrative costs) less stock-based compensation allocated to production costs plus treatment and refining costs.

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

Reconciliations to U.S. GAAP

The following table summarizes Don David Gold Mine’s total all-in cost after by-product credits per precious metal gold equivalent ounce sold:

	Three months ended December 31,		Year ended December 31,
	2020	2019	2020	2019
Precious metal gold equivalent ounces sold (oz)	9,629	11,334	30,508	41,062
	(in thousands, except per oz)
Total Production (1)	$17,770	$17,215	$60,626	$72,056
Treatment and refining charges (2)	5,999	3,156	21,140	13,995
By-product credits (2)	(17,540)	(18,741)	(57,850)	(74,850)
Total cash cost after by-product credits	6,229	1,630	23,916	11,201
Total cash cost after by-product credits per AuEq oz sold	647	144	784	273
Sustaining - Capital Expenditure (3)	1,306	2,823	3,731	10,617
Sustaining - Exploration Expenditure (3)	1,226	373	2,549	1,896
Sustaining - general and administrative, including stock-based compensation expenses	4,305	3,036	11,441	9,949
Total all-in sustaining cost after by-product credits	13,066	7,862	41,637	33,663
Total all-in sustaining cost after by-product credits per AuEq oz sold	1,357	694	1,365	820
Non-Sustaining cost - Capital Expenditure (3)	3,733	247	6,531	4,423
Non-Sustaining cost - Exploration Expenditure (1)	354	281	2,485	2,720
Total all-in cost after by-product credits	17,153	8,390	50,653	40,806
Total all-in cost after by-product credits per AuEq oz sold	1,781	740	1,660	994

(1)	Refer to Item 8. Financial Statements and Supplemental Data: Consolidated Statements of Operations
(2)	Refer to Item 8. Financial Statements and Supplemental Data: Foot Note 3.
(3)	Sum of, refer to Item 8. Financial Statements and Supplemental Data: Consolidated Statements of Cash Flow

Liquidity and Capital Resources

As of December 31, 2020, our working capital was $30.8 million, an increase of $5.4 million from $25.4 million at December 31, 2019, which excludes current assets and current liabilities of discontinued operations. Our working capital balance at December 31, 2020 reflects the $10 million payment made to Fortitude Gold Corporation in the fourth quarter in conjunction with the spin-off that was finalized on December 31, 2020. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes and shareholder dividends.  We believe as a result of our cash balances, the performance of our current and expected operations, current metals prices, proceeds from potential ATM sales of common stock, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Cash and cash equivalents as of December 31, 2020 increased to $25.4 million from $10.2 million as of December 31, 2019, a net increase in cash of $15.2 million. The increase is primarily due to cash from operations and cash received from our ATM program which was offset by cash spent on capital expenditures at our Aguila project.

Net cash provided by operating activities from continuing operations for the years ended December 31, 2020 and 2019 was $21.2 million and $24.1 million, respectively. The decrease is mainly attributable to the decrease in net income from continuing operations.

Net cash used in investing activities from continuing operations for the year ended December 31, 2020 was $8.0 million compared to $16.9 million during the same period in 2019. The decrease in investing activities is primarily attributable to less mine development in 2020 and the critical capital projects at our Don David Gold Mine that commenced in 2018 which were completed in 2019.

Net cash (used in) provided by financing activities for the year ended December 31, 2020 was a net outflow of ($5.2) million compared to a net inflow of $21.0 million in 2019. The decrease is due to cash contributions related to discontinued operations as a result of the Fortitude Spin-Off.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have off-balance sheet arrangements related to equipment purchase obligations of $0.4 million.

Accounting Developments

Recent accounting pronouncements issued have been evaluated and do not presently impact our financial statements and supplemental data.

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

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plant and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves. As shown above in Item 1. – Business, metals prices have historically been volatile. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Gold demand arises primarily from investment and consumer demand. Investment demand for silver and gold can be influenced by several factors, including: the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. The investments in the construction industry, rising electrical and electronics production, and demand for industrial equipment, are some of the major factors driving the demand for base metals and their prices.

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

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. Our estimates for reserves is used in determining our UOP rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods. Productive lives of the assets range from 1 to 10 years, but do not exceed the useful life of the individual asset.

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

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur approximately 40% of costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment and final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment. Please see Note 13 in Item 8. Financial Statements and Supplementary Data for additional information.

Interest Rate Risk

None.

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

To the Stockholders and Board of Directors of Gold Resource Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation (the “Company”) as of December 31, 2020 and 2019 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the COSO framework.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income taxes and Uncertain Tax Positions- Refer to Notes 1 and 6 to the financial statements.

Critical Audit Matter Description

The Company’s net deferred income tax asset was $0.3 million as of December 31, 2020 and the related total income tax expense was $5.6 million for the year ended December 31, 2020. Income taxes are provided based on the asset and liability method of accounting. The provision for income taxes is based on pretax financial income. Deferred tax assets and liabilities are recognized for the future expected tax consequences of temporary differences between income tax and financial reporting and principally relate to differences in the tax basis of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. Filing positions in all of the federal and state jurisdictions where the Company is required to file income tax returns are analyzed by the Company, as well as all open tax years in these jurisdictions, to determine whether the positions will be more likely than not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year.

We identified income taxes and uncertain tax positions as a critical audit matter due to the multiple jurisdictions in which the Company operates including foreign jurisdictions, the industry in which the Company operates in, and the complexity of tax laws and regulations. Performing audit procedures and evaluating audit evidence obtained related to these considerations required a high degree of judgement and effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over income taxes and uncertain tax positions. We tested controls over the Company’s process for identifying and evaluating tax obligations and uncertain tax positions and related significant assumptions and judgments.
●	We evaluated the completeness and accuracy of deferred income taxes and the income tax provision by agreement to material tax filings.
●	We assessed the reasonableness of the key judgements and estimates inherent in management’s assessment of their tax obligation and uncertain tax positions, including analysis over forecasts and tax elections.
●	We involved our tax specialists with our evaluation of management’s judgements that no uncertain positions exist by analyzing the related tax law, statutes, and regulations and their application to the Company’s positions.
●	We evaluated the adequacy of the Company’s disclosure in Notes 1 and 6 in relation to the income taxes.

We evaluated the assumptions and estimates used by management in the context of other audit evidence obtained during the audit.

We have served as the Company’s auditor since 2016.

/s/ Plante & Moran, PLLC

Denver, Colorado

February 24, 2021

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$25,405	$10,210
Gold and silver rounds/bullion	671	4,265
Accounts receivable, net	4,226	8,362
Inventories, net	9,995	13,507
Prepaid taxes	-	786
Prepaid expenses and other current assets	2,576	2,024
Current assets of discontinued operations	-	11,809
Total current assets	42,873	50,963
Property, plant and mine development, net	62,511	65,242
Deferred tax assets, net	309	3,900
Other non-current assets	41	45
Non-current assets of discontinued operations	-	72,862
Total assets	$105,734	$193,012
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,782	$9,050
Income taxes payable, net	73	-
Mining royalty taxes payable, net	955	1,538
Accrued expenses and other current liabilities	2,275	3,102
Current liabilities of discontinued operations	-	14,291
Total current liabilities	12,085	27,981
Reclamation and remediation liabilities	3,098	3,108
Other non-current liabilities	13	160
Long-term liabilities of discontinued operations	-	3,705
Total liabilities	15,196	34,954
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
74,376,958 and 65,691,527 shares outstanding at December 31, 2020 and December 31, 2019, respectively	75	66
Additional paid-in capital	84,865	148,171
Retained earnings	12,653	16,876
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	90,538	158,058
Total liabilities and shareholders' equity	$105,734	$193,012

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2020, 2019 and 2018

(U.S. dollars in thousands, except share and per share amounts)

	2020	2019	2018
Sales, net	$90,692	$120,301	$115,308
Mine cost of sales:
Production costs	60,626	72,056	66,672
Depreciation and amortization	17,413	19,549	14,616
Reclamation and remediation	166	64	330
Total mine cost of sales	78,205	91,669	81,618
Mine gross profit	12,487	28,632	33,690
Costs and expenses:
General and administrative expenses	8,402	8,017	7,828
Exploration expenses	2,485	2,720	2,388
Restructuring expenses	1,316	-	-
Stock-based compensation	2,230	1,932	1,497
Other (income) expense, net	(1,188)	464	2,934
Total costs and expenses	13,245	13,133	14,647
(Loss) income before income taxes	(758)	15,499	19,043
Provision for income taxes	5,573	9,967	7,169
Net (loss) income from continuing operations	(6,331)	5,532	11,874
Net income (loss) from discontinued operations, net of income taxes	10,690	300	(2,586)
Net income	$4,359	$5,832	$9,288
Net income per common share:
Basic net (loss) income per common share from continuing operations	(0.09)	0.09	0.21
Basic net income (loss) per common share from discontinued operations	0.15	-	(0.04)
Basic net income (loss) per common share	$0.06	$0.09	$0.17

Diluted net (loss) income per common share from continuing operations	(0.09)	0.09	0.20
Diluted net income (loss) per common share from discontinued operations	0.15	-	(0.04)
Diluted net income per common share	$0.06	$0.09	$0.16

Weighted average shares outstanding:
Basic	69,902,708	63,681,156	57,534,830
Diluted	70,686,243	64,032,990	58,369,666

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended December 31, 2020, 2019 and 2018

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2017	57,252,882	$57	$114,584	$4,520	$(5,884)	$(1,171)	$112,106
Stock-based compensation	-	-	1,497	-	-	-	1,497
Net stock options exercised	712,271	1	1,203	-	-	-	1,204
Common stock issued for vested restricted stock units	89,921	-	-	-	-	-	-
Dividends declared	-	-	-	(1,152)	-	-	(1,152)
Issuance of stock, net of issuance costs	1,131,755	1	4,318	-	-	-	4,319
Net income	-	-	-	9,288	-	-	9,288
Balance, December 31, 2018	59,186,829	$59	$121,602	$12,656	$(5,884)	$(1,171)	$127,262
Stock-based compensation	-	-	1,932	-	-	-	1,932
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	121,060	-	-	-	-	-	-
Dividends declared	-	-	-	(1,612)	-	-	(1,612)
Issuance of stock, net of issuance costs	6,650,588	6	24,540	-	-	-	24,546
Net income	-	-	-	5,832	-	-	5,832
Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058
Stock-based compensation	-	-	3,039	-	-	-	3,039
Common stock issued for vested restricted stock units	238,062	1	-	-	-	-	1
Dividends declared	-	-	-	(2,819)	-	-	(2,819)
Spin-off of Fortitude Gold Corporation	-	-	(92,232)	(5,763)	-	-	(97,995)
Issuance of stock, net of issuance costs	8,447,369	8	25,887	-	-	-	25,895
Net income	-	-	-	4,359	-	-	4,359
Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2020, 2019 and 2018

(U.S. dollars in thousands)

	2020	2019	2018
Cash flows from operating activities:
Net income	$4,359	$5,832	$9,288
Net income (loss) from discontinuing operations	10,690	300	(2,586)
Net (loss) income from continuing operations	$(6,331)	$5,532	$11,874
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	3,508	3,857	(596)
Depreciation and amortization	17,601	19,917	15,091
Stock-based compensation	2,230	1,932	1,497
Other operating adjustments	(404)	305	2,535
Changes in operating assets and liabilities:
Accounts receivable	4,136	(6,618)	(220)
Inventories	1,036	(1,976)	(2,099)
Prepaid expenses and other current assets	(405)	1,097	(225)
Other non-current assets	4	(3)	(1)
Accounts payable and other accrued liabilities	(588)	175	1,363
Mining royalty and income taxes payable, net	426	(106)	(3,894)
Net cash provided by operating activities from continuing operations	21,213	24,112	25,325

Cash flows from investing activities:
Capital expenditures	(12,811)	(16,936)	(24,047)
Proceeds from the sale gold and silver bullion/rounds	4,846	2	6
Net cash used in investing activities from continuing operations	(7,965)	(16,934)	(24,041)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	98	1,261
Proceeds from issuance of stock	25,795	24,449	4,319
Dividends paid	(2,790)	(1,491)	(1,149)
Cash related to the Spin-Off	(27,774)	-	-
Other financing activities	(452)	(2,019)	(909)
Net cash (used in) provided by financing activities	(5,221)	21,037	3,522
Effect of exchange rate changes on cash and cash equivalents	(528)	(455)	(266)

Cash flows from discontinued operations:
Net cash provided by (used in) operating activities	14,184	(2,705)	(3,071)
Net cash used in investing activities	(6,488)	(22,538)	(16,028)

Net increase in cash and cash equivalents	15,195	2,517	(14,559)
Cash and cash equivalents at beginning of year	10,210	7,693	22,252
Cash and cash equivalents of continuing operations at end of year	$25,405	$10,210	$7,693

Supplemental Cash Flow Information Continuing Operations
Interest expense paid	$20	$18	$10
Income and mining taxes paid	$2,734	$3,743	$7,068
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(643)	$624	$437
Change in estimate for asset retirement costs	$82	$443	$(433)

The accompanying notes are an integral part of these consolidated financial statements

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead and zinc, and doré containing gold and silver at the Aguila and Alta Gracia projects in the southern state of Oaxaca, Mexico. The Aguila project includes the Arista underground mine and processing facility, which are currently in operation. The Alta Gracia project includes the Mirador underground mine which began operations in 2017.

Spin-Off

On December 31, 2020, The Company completed the spin-off of its wholly-owned subsidiary, Fortitude Gold Corporation and its subsidiaries (“FGC” or “Nevada Mining Unit”), into a separate, public company. FGC and its subsidiaries are presented as discontinued operations in the Company’s consolidated financial statements.

The spin-off was affected by the distribution of all of the outstanding shares of FGC common stock to the Company’s shareholders (the “Distribution”). The Company’s shareholders of record as of the close of business on December 28, 2020 (the “Record Date”) received one share of FGC common stock for every 3.5 shares of the Company’s common stock held as of the Record Date. The Company issued fractional shares of FGC common stock in the Distribution except in certain instances where fractional shares were not permissible and, in such case, shareholders received cash in lieu of fractional shares. As a result, the Company ceased to have any ownership interest in FGC and its subsidiaries following the spin-off.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars and conform to United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its Mexican subsidiary, Don David Gold Mexico S.A. de C.V. (“DDGM” or “Don David Gold Mine”). Intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations

The Company presents discontinued operations when there is a disposal of a component group or a group of components that in its judgment represents a strategic shift that will have a major effect on its operations and financial results. The Company aggregates the results of operations for discontinued operations into a single line item in the Consolidated Statements of Operations for all periods presented. General corporate overhead is not allocated to discontinued operations. See Note 2 for additional information.

Segment Reporting

Prior to the Fortitude Spin-Off, the Company had organized its operations into two geographic regions. The geographic regions included Oaxaca, Mexico and Nevada, U.S.A. and represented the Company’s operating segments. Intercompany revenue and expense amounts were eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance.  The Company’s business activities that were not considered operating segments were included in Corporate and Other. For the year ended December 31, 2020, the Nevada operations are reported as Discontinued Operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation calculations; future metal prices; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpiles; estimates of fair value asset impairments; write-downs of inventory, stockpiles to net realizable value; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws; and stock-based compensation. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. The reclassifications had no material effect on the Company’s results of operations or financial condition.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and are highly liquid.

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

Accounts Receivable, net

Accounts receivable consists of trade receivables, which are recorded net of allowance for doubtful accounts, from the sale of doré and metals concentrates, as well an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note 13 and Note 18 for additional information related to the embedded derivative. As of December 31, 2020 and 2019, the allowance for doubtful accounts was nil and $1.4 million, respectively.

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead and depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale.

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

IVA Taxes Receivable and Payable

In Mexico, value added (“IVA”) taxes are assessed on purchases of materials and services and sales of products. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable.

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

Mine Development: The costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expenses. Capitalization of mine development project costs that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

Drilling costs incurred during the production phase for operational ore control are recorded as mine development and allocated to inventory costs and then included as a component of production costs. All other drilling and related costs are expensed as incurred.

Mine development costs are amortized using the UOP method based on estimated recoverable ounces in proven and probable reserves.

Property and Equipment: All items of property and equipment are carried at cost. Normal maintenance and repairs are expensed as incurred while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in other (income) expense.

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

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, gold and silver rounds/bullion, receivables from provisional concentrate sales and accounts payable approximate fair value because of the short maturity of those instruments.

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

Production Costs

Production costs include labor and benefits, royalties, concentrate and doré shipping costs, mining subcontractors, fuel and lubricants, legal and professional fees related to mine operations, stock-based compensation attributable to mine workers, materials and supplies, repairs and maintenance, explosives, site support, housing and food, insurance, reagents, travel, medical services, security equipment, office rent, tools and other costs that support mining operations.

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

Prior to 2014, the Company had been recognizing only reclamation and remediation obligations and all associated asset retirement costs were written off due to the development stage status as the Company had not been reporting its proven and probable reserves for its Don David Gold Mine. In 2014, the Company became a production stage company and therefore capitalized asset retirement costs and recorded an asset retirement obligation. Please see Note 10 for additional information.

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

Income and Mining Royalty Taxes

Income taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carry-forwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Please see Note 6 for additional information.

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

The Company’s Aguila and Alta Gracia projects, which are located in the State of Oaxaca, Mexico, accounted for 100% of the Company’s total net sales for the years ended December 31, 2020, 2019 and 2018, respectively.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of the depositing institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

2. Discontinued Operations

As described in Note 1, on December 31, 2020, the Company completed its spin-off of its wholly-owned subsidiary Fortitude Gold Corporation and its subsidiaries (“FGC” or “Nevada Mining Unit”).

FGC is presented as discontinued operations in the Company’s consolidated financial statements.

The carrying amount of assets and liabilities reflected as assets and liabilities of discontinued operations in the Company Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019 is as follows (in thousands):

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$-	$866
Inventories, net	-	10,624
Prepaid expenses and other current assets	-	319
Total current assets of discontinued operations	-	11,809
Property, plant and mine development, net	-	60,017
Operating lease assets, net	-	7,125
Deferred tax assets, net	-	735
Other non-current assets	-	4,985
Total assets of discontinued operations	$-	$84,671
LIABILITIES
Current liabilities:
Accounts payable	$-	$5,406
Loans payable, current	-	879
Finance lease liabilities, current	-	438
Operating lease liabilities, current	-	7,125
Accrued expenses and other current liabilities	-	443
Total current liabilities of discontinued operations	-	14,291
Reclamation and remediation liabilities	-	2,497
Loans payable, long-term	-	782
Finance lease liabilities, long-term	-	426
Total liabilities of discontinued operations	$-	$17,996

Results of discontinued operations for the years ended December 31, 2020, 2019, and 2018 are as follows (in thousands):

	2020	2019	2018
Sales, net	$53,967	$15,065	$-
Mine cost of sales	37,784	14,582	-
Mine gross profit	16,183	483	-
Exploration expenses	2,649	932	2,315
Other expense, net	838	168	177
Provision (benefit) for income taxes	2,006	(917)	94
Net income (loss) from discontinued operations	$10,690	$300	$(2,586)

Selected Statements of Cash Flows presenting depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of FGC were as follows:

	2020	2019	2018
Cash flows from discontinued operating activities:
Net income (loss)	$10,690	$300	$(2,586)
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(224)	(917)	94
Depreciation and amortization	10,377	4,022	78
Other operating adjustments	48	17	-
Changes in operating assets and liabilities:
Accounts receivable	(145)	-	-
Inventories	(2,300)	(6,490)	(721)
Prepaid expenses and other current assets	(1,670)	346	(192)
Other non-current assets	(2,085)	(3,600)	130
Accounts payable and other accrued liabilities	(1,707)	3,617	126
Mining royalty and income taxes payable, net	1,200	-	-
Net cash provided by (used in) discontinued operating activities	14,184	(2,705)	(3,071)

Cash flows from discontinued investing activities:
Capital expenditures	(6,488)	(22,538)	(16,028)
Net cash used in discontinued investing activities	(6,488)	(22,538)	(16,028)

Cash flows from discontinued financing activities:
Other financing activities	(452)	(2,019)	(909)
Net cash used in discontinued financing activities	(452)	(2,019)	(909)

Supplemental Cash Flow Information Discontinued Operations
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(1,544)	$(1,174)	$-
Change in estimate for asset retirement costs	$1,159	$1,726	$704

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into agreement with Fortitude Gold Corporation that govern the relationship of the parties following the Spin-Off, including the following. The Management Services Agreement provides that the Company and its subsidiaries will provide services to Fortitude Gold Corporation to assist in the transition of Fortitude Gold Corporation as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company will provide certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered are based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The Management Services Agreement will terminate on December 31, 2021, and year to year thereafter, unless cancelled upon 30 days written notice by one party to the other.

3. Revenue

The following table presents the Company’s net sales disaggregated by source:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Doré sales, net
Gold	$8,719	$6,763	$6,250
Silver	2,774	2,439	1,348
Less: Refining charges	(233)	(171)	(118)
Total doré sales, net	11,260	9,031	7,480
Concentrate sales
Gold	22,145	27,184	22,750
Silver	20,391	21,347	22,972
Copper	9,387	9,930	9,919
Lead	12,012	16,116	15,100
Zinc	36,451	48,804	46,743
Less: Treatment and refining charges	(20,907)	(13,825)	(5,447)
Total concentrate sales, net	79,479	109,556	112,037
Realized/unrealized embedded derivative, net	(47)	1,714	(4,209)
Total sales, net	$90,692	$120,301	115,308

4. Gold and Silver Rounds/Bullion

The Company holds gold and silver bullion which is used in its dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. During the year ended December 31, 2020, the Company sold 1,641 ounces of gold rounds/bullion and 67,560 ounces of silver rounds/bullion for a realized gain of $1.0 million, recorded in other income on a net basis.

At December 31, 2020 and 2019, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2020			2019
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	189	$1,888	$357	1,866	$1,515	$2,827
Silver	11,842	$26.49	314	79,662	$18.05	1,438
Total holdings			$671			$4,265

5. Inventories

At December 31, 2020 and 2019, current inventories consisted of the following:

	2020	2019

	(in thousands)
Stockpiles - underground mine	$648	$3,968
Stockpiles - open pit mine	41	97
Concentrates	1,919	1,340
Doré, net (1)	459	840
Subtotal - product inventories	3,067	6,245
Materials and supplies (2)	6,928	7,262
Total	$9,995	$13,507
(1)	Net of reserve of $368 and $478 as of December 31, 2020 and 2019, respectively.
(2)	Net of reserve for obsolescence of $209 and $1,264 as of December 31, 2020 and 2019, respectively.

6. Income Taxes

Gold Resource Corporation and its U.S. subsidiaries file a consolidated U.S. tax return and the Company’s foreign subsidiary files in Mexico. For financial reporting purposes, net income before income taxes includes the following components:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
U.S. Operations	$(7,196)	$(6,338)	$(6,886)
Foreign Operations, Mexico	6,438	21,837	25,929
Total income before income taxes	$(758)	$15,499	$19,043

The Company's income tax expense from continuing operations consists of the following:

	Years ended December 31,
	2020	2019	2018

	(in thousands)
Current taxes:
Federal	$-	$-	$-
Foreign	3,294	6,210	7,764
Total current taxes	$3,294	$6,210	$7,764

Deferred taxes:
Federal	$2,999	$1,881	$(1,787)
Foreign	(720)	1,876	1,192
Total deferred taxes	$2,279	$3,757	$(595)
Total income tax provision	$5,573	$9,967	$7,169

The provision for income taxes for the years ended December 31, 2020, 2019 and 2018, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Years Ended December 31,
	2020	2019	2018

	(in thousands)
Tax at statutory rates	$(159)	$3,255	$3,999
Foreign rate differential	558	1,969	2,303
GILTI Inclusion	(886)	2,173	-
Changes in deferred tax assets	3,919	277	-
Mexico mining tax	280	1,126	1,244
Foreign exchange	866	255	(495)
Other	995	912	118
Tax provision	$5,573	$9,967	$7,169

The following table sets forth deferred tax assets and liabilities:

	At December 31,
	2020	2019

	(in thousands)
Non-current deferred tax assets:
Tax loss carryforward - U.S.	$2,190	$2,268
Property and equipment	10,355	10,930
Share-based compensation	4,018	4,058
Foreign tax credits	4,089	4,364
Inventory	79	485
Other	1,488	1,261
Total deferred tax assets	22,219	23,366
Valuation allowance	(10,592)	(7,068)
Deferred tax assets after valuation allowance	$11,627	$16,298

Deferred tax liability – Property, plant and mine development	(11,318)	(12,398)

Net deferred tax asset	$309	$3,900

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 0.5% on gross revenue from the sale of gold, silver and platinum.  The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest.  In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets, but exploration and prospecting depreciable costs are deductible when incurred.  Both duties are tax deductible for income tax purposes. As a result, our effective tax rate applicable to the Company’s Mexican operations is substantially higher than Mexico statutory rate.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends on all post-2013 earnings.  The Company began distributing post-2013 earnings from Mexico in 2018.  According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met. The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico and as a result paid $0.2, $0.4, and $0.4 million for years ending December 31, 2020, 2019 and 2018, respectively.

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. As a result of the spin-off of Fortitude Gold Corporation and its subsidiaries, the Company determined that all of its US deferred tax assets were more likely to be unrealized, therefore a full valuation allowance of $10.6 million was recorded as of December 31, 2020. As of December 31, 2019, the Company determined that the deferred tax assets related to state net operating loss carry forwards, other state related deferred tax assets, foreign tax credits, and capital loss carryforwards were more likely to be unrealized and a full valuation allowance of $7.1 million was recorded as of December 31, 2019.

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low-taxed income, commonly referred to as GILTI tax and introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations allow income to be excluded from GILTI tax that are subject to an effective tax rate higher than 90% of the U.S. tax rate. The Company completed its assessment of the new legislation and determined that we were not subject to GILTI tax in 2019 due to this high tax exception rule, therefore the Company recorded the reversal of the prior year GILTI tax expense that resulted in $0.9 million tax benefit for the year ended December 31, 2020.

At December 31, 2020, the Company has federal loss carryforwards of $3.0 million ($0.6 million tax affected), with no expiration date, U.S. Foreign Tax Credits of $4.1 million that expire at various dates between 2023 and 2026, federal capital loss carryforwards of $1.4 million ($0.3 million tax affected) that expire at various dates between 2021 and 2024, and state of Colorado tax loss carryforwards of $34.1 million ($1.6 million tax affected), of which $30.8 million expire at various dates between 2021 and 2037 and $3.3 million that have no expiration. The Company has placed a valuation allowance against all U.S. deferred tax assets as of December 31, 2020, and a valuation allowance against U.S. Foreign Tax Credits, state of Colorado tax loss carryforwards, and federal capital loss carryforwards as of December 31, 2019.

As of both December 31, 2020 and 2019, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

7. Prepaid Expenses and Other Current Assets

At December 31, 2020 and 2019, prepaid expenses and other current assets consisted of the following:

	2020	2019

	(in thousands)
Advances to suppliers	$374	$109
Prepaid insurance	709	1,200
IVA taxes receivable, net	846	245
Prepaid royalties	-	127
Other current assets	647	343
Total	$2,576	$2,024

8. Property, Plant and Mine Development, net

At December 31, 2020 and 2019, property, plant and mine development consisted of the following:

	2020	2019

	(in thousands)
Asset retirement costs	$1,064	$982
Construction-in-progress (1)	7,158	2,421
Furniture and office equipment	1,839	1,812
Land	230	230
Light vehicles and other mobile equipment	2,192	2,120
Machinery and equipment	31,227	29,316
Mill facilities and infrastructure	24,407	23,854
Mine Development	83,859	79,041
Software and licenses	1,619	1,594
Subtotal (2)	153,595	141,370
Accumulated depreciation and amortization	(91,084)	(76,128)
Total	$62,511	$65,242
(1)	Primarily related to the dry stack filtration plant.
(2)	Includes capital expenditures in accounts payable of $1.0 million and $1.6 at December 31, 2020 and 2019, respectively.

The Company recorded depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 of $17.6 million, $19.9 million and $15.1 million, respectively.

9. Accrued Expenses and Other Current Liabilities

At December 31, 2020 and 2019, accrued expenses and other current liabilities consisted of the following:

	2020	2019

	(in thousands)
Accrued insurance	$-	$452
Accrued royalty payments	1,796	2,086
Dividends payable	247	219
Other payables	232	345
Total	$2,275	$3,102

10. Reclamation and Remediation

The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2020 and 2019:

	2020	2019

	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,003	$1,916
Foreign currency exchange (gain) loss	(113)	87
Reclamation liabilities – balance at end of period	1,890	2,003

Asset retirement obligation – balance at beginning of period	1,105	586
Changes in estimate	82	443
Accretion	79	48
Foreign currency exchange (gain) loss	(58)	28
Asset retirement obligation – balance at end of period	1,208	1,105
Total period end balance	$3,098	$3,108

The Company’s undiscounted reclamation liabilities of $1.9 million and $2.0 million as of December 31, 2020 and 2019, respectively, are related to the Aguila project in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant & Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant & Mine Development, post 2013 development stage status, which were discounted using a credit adjusted risk-free rate of 8%.  As of December 31, 2020, and 2019, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $1.2 million and $1.1 million, respectively.

11. Commitments and Contingencies

As of December 31, 2020, the Company has equipment purchase commitments aggregating approximately $0.4 million.

Other Contingencies

The Company has certain other contingencies resulting from litigation, claims, and other commitments and are subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. The Company currently has no basis to conclude that any or all of such contingencies will materially affect its financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by the Company, and there can be no assurance that their ultimate disposition will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

12. Shareholders’ Equity

The Company declared and paid dividends of $2.8 million, or $0.04 per share for the year ended December 31, 2020. The Company declared and paid dividends of $1.6 million and $1.5 million, respectively, for the year ended December 31, 2019. This equals an average of $0.03 per share for the year ended December 31, 2019. The Company declared and paid dividends of $1.2 million, or $0.02 per share for the year ended December 31, 2018.

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”), which was subsequently renewed in June 2020.   The ATM Agreement will remain in full force and effect until the earlier of (i) June 3, 2023 or (ii) the date that the ATM Agreement is terminated in accordance with its terms. An aggregate of 8,421,259 shares, 6,625,588 shares, and 1,131,755 shares of the Company’s common stock were sold through the ATM Agreement during the years ended December 31, 2020, 2019 and 2018, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $25.8 million, $24.4 million and $4.3 million, respectively.

During the year ended December 31, 2020, the Company issued 26,110 shares of its common stock at a price of $3.83 per share in connection with its purchase of the Golden Mile project.

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

The following table summarizes the Company’s unsettled sales contracts at December 31, 2020, with the quantities of metals under contract subject to final pricing occurring through February 2021:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	4,469	237,252	398	1,909	4,446
Average forward price (per ounce or tonne)	$1,872	$24.59	$7,307	$1,874	$2,634

14. Employee Benefits

Effective October 2012, the Company adopted a profit sharing plan (the “Plan”) which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 45% of their qualified wages, subject to the IRS annual maximums. Any matching contribution by the Company on behalf of the employee is immediately vested; the matching contribution expense amounted to $0.1 million for each of the years ended December 31, 2020, 2019, and 2018.

15. Stock-Based Compensation

During 2016, the Company replaced its Amended and Restated Stock Option and Stock Grant Plan (the “Prior Plan”) with the Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of up to five million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), stock grants, stock units, performance shares, performance share units and performance cash. Additionally, pursuant to the terms of the Incentive Plan, shares underlying any award outstanding under the Prior Plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

A total of 100,000 options with a term of 10 years were granted during the year ended December 31, 2020, and will vest over a three-year period. A total of 203,181 RSUs were granted during the year ended December 31, 2020, of which 33,204 vested immediately and the remainder vest over a three-year period.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2020 and 2019 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2018	5,259,835	$8.21	4.82	$1,396
Granted	470,000	3.78	-
Exercised	(274,750)	3.95	-
Expired	(780,250)	5.62	-
Forfeited	(110,100)	4.55	-
Outstanding as of December 31, 2019	4,564,735	$8.54	5.09	$4,513
Granted	100,000	3.45	-
Expired	(486,666)	13.82	-
Forfeited	(4,901)	6.57	-
Outstanding as of December 31, 2020	4,173,168	$6.83	3.58	$1,324

Vested and exercisable as of December 31, 2020	3,948,933	$7.02	3.28	$1,275

The weighted-average fair value of options per share granted during the years ended December 31, 2020, 2019, and 2018 was $2.38, $1.94 and $3.04, respectively. The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018, was nil, $0.2 million and $2.6 million, respectively. The total fair value of options vested during the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $1.6 million and $0.9 million, respectively.

In connection with the Fortitude Spin-Off, the Company reduced the exercise price for outstanding employee stock options by $1.00.

No stock options were exercised during the year ended December 31, 2020. During the year ended December 31, 2019, stock options to purchase an aggregate of 274,750 shares of the Company’s common stock were exercised at a weighted average exercise price of $3.95 per share. Of that amount, 250,000 of the options were exercised on a net exercise basis, resulting in 44,698 shares being delivered.  The remaining 24,750 options were exercised for cash.

The following table summarizes information about stock options outstanding at December 31, 2020:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$1.30 - $6.25	2,983,168	4.30	$3.37	2,758,933	$3.36
$12.50 - $18.75	1,190,000	1.76	$15.50	1,190,000	$15.50
	4,173,168	3.58	$6.83	3,948,933	$7.02

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Year ended December 31,
	2020	2019	2018
Risk-free interest rate	0.23%	2.20%	2.72%
Dividend yield	0.97%	0.53%	0.40%
Expected volatility	66.03%	62.76%	67.11%
Expected life in years	6	5	5

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2020 and 2019 is presented below:

	Shares	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Term (in years)
Nonvested as of December 31, 2018	222,754	$891	1.77
Granted	310,870		-
Vested	(121,060)		-
Expired	-		-
Forfeited	(11,329)		-
Nonvested as of December 31, 2019	401,235	$2,223	8.00
Granted	203,181		-
Vested	(238,062)		-
Expired	-		-
Forfeited	(16,489)		-
Nonvested as of December 31, 2020	349,865	$1,017	4.87

The weighted-average fair value per share of RSUs granted during the years ended December 31, 2020 and 2019, and 2018 was $3.78, $4.83 and $6.89, respectively. The total intrinsic value of RSUs vested during the years ended December 31, 2020, 2019, and 2018 was $0.8 million, $0.4 million, and $0.5 million, respectively.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options and RSUs is as follows:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Stock options	$1,956	$1,458	$993
Restricted stock units	1,058	474	504
Restricted stock award	25	-	-
Total	$3,039	$1,932	$1,497

In connection with the Fortitude Gold Spin-Off, the Company accelerated the vesting on 105,568 stock options and 127,068 RSU’s for four employees which resulted in $0.8 million of incremental stock based compensation, included in restructuring expense.  Additionally, the Company reduced the exercise price for stock options by $1 for 24 employees resulting in $0.8 million of incremental stock based compensation expense.  These incremental expenses are included in 2020 stock based compensation in the above table.

The estimated unrecognized stock-based compensation expense from unvested options and RSUs as of December 31, 2020 was approximately $0.4 million and $1.2 million, respectively, and is expected to be recognized over the remaining vesting periods of up to three years.

16. Other (Income) Expense, Net

During the years ended December 31, 2020, 2019 and 2018, other expense, net consisted of the following:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Unrealized currency exchange loss (gain)	$105	$(19)	$230
Realized currency exchange (gain) loss	(17)	252	707
Unrealized gain from gold and silver rounds/bullion, net (1)	(170)	(671)	134
Realized gain from sale of gold and silver rounds/bullion	(1,003)	-	-
Loss from sale of investments, net (2)	-	-	195
Loss on disposal of fixed assets	3	12	389
(Decrease) increase in reserve for inventory	(148)	885	114
Increase in allowance for doubtful accounts receivable	-	-	1,360
Other expense (income)	42	5	(195)
Total	$(1,188)	$464	$2,934
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.
(2)	During 2018, the Company wrote off the carrying value of an equity investment and recognized a loss of $195. For additional information regarding our fair value measurements and investments, please see Note 18.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 2.2 million, 4.2 million, and 3.6 million shares of common stock at weighted average exercise prices of $10.69, $8.95, and $10.44 were outstanding as of December 31, 2020, 2019, and 2018, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore were anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Year ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income from continuing operations	$(6,331)	$5,532	$11,874
Net income (loss) from discontinued operations	$10,690	$300	$(2,586)
Net income (in thousands)	$4,359	$5,832	$9,288

Denominator:
Basic weighted average shares of common stock outstanding	69,902,708	63,681,156	57,534,830
Dilutive effect of share-based awards	783,535	351,834	834,836
Diluted weighted average common shares outstanding	70,686,243	64,032,990	58,369,666

Basic net (loss) income per common share:
Continuing operations	(0.09)	0.09	0.21
Discontinued operations	0.15	-	(0.04)
Basic net income per common share	$0.06	$0.09	$0.17
Diluted net (loss) income per common share:
Continuing operations	(0.09)	0.09	0.20
Discontinued operations	0.15	-	(0.04)
Diluted net income per common share:	$0.06	$0.09	$0.16

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2020 and 2019:

	2020	2019	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$25,405	$10,210	Level 1
Gold and silver rounds/bullion	$671	$4,265	Level 1
Accounts receivable, net	$4,226	$8,362	Level 2

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

Trade accounts receivable include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.  At December 31, 2020 and 2019, the Company had an unrealized gain or loss of nil and an unrealized gain of $0.2 million, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments.  Please see Note 13 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statements of Operations as shown in the following:

	Year ended December 31,
	2020	2019	2018	Statement of Operations Classification

Realized/unrealized derivative (loss) gain, net	$(47)	$1,714	$(4,209)	Sales, net
Realized/unrealized gold and silver rounds/bullion gain (loss), net	$1,305	$663	$(148)	Other expense, net
Investment loss	$-	$-	$(195)	Other expense, net

Realized/Unrealized Derivatives, net

The following tables summarize the Company’s realized/unrealized derivatives, net (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2020
Realized gain (loss)	$623	$344	$35	$(143)	$(722)	$137
Unrealized (loss) gain	(237)	(244)	(15)	59	253	(184)
Total realized/unrealized derivatives, net	$386	$100	$20	$(84)	$(469)	$(47)

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2019
Realized gain (loss)	$318	$167	$17	$(44)	$965	$1,423
Unrealized gain (loss)	117	208	114	(64)	(84)	291
Total realized/unrealized derivatives, net	$435	$375	$131	$(108)	$881	$1,714

	Gold	Silver	Copper	Lead	Zinc	Total
Year ended December 31, 2018
Realized loss	$(191)	$(374)	$(268)	$(788)	$(2,081)	$(3,702)
Unrealized gain (loss)	222	272	(162)	(39)	(800)	(507)
Total realized/unrealized derivatives, net	$31	$(102)	$(430)	$(827)	$(2,881)	$(4,209)

19. Supplementary Cash Flow Information

During the years ended December 31, 2020, 2019, and 2018, other operating adjustments and write-downs within the net cash provided by operations on the Consolidated Statements of Cash Flows consisted of the following:

	2020	2019	2018

	(in thousands)
Unrealized (gain) loss on gold and silver rounds/bullion	$(170)	$(671)	$134
Realized gain on gold and silver rounds/bullion	(1,003)	-	-
Unrealized foreign currency exchange loss (gain)	105	(19)	230
Loss on sale of investments	-	-	195
Loss on disposition of fixed assets	3	12	389
(Decrease) increase in reserve for inventory	(148)	885	114
Change in allowance for doubtful accounts receivable	-	-	1,360
Stock based compensation related to restructuring	809	-	-
Other	-	98	113
Total other operating adjustments	$(404)	$305	$2,535

20. COVID-19

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

As of the date of the issuance of these audited Consolidated Financial Statements, there have been no other significant impacts, including impairments, to the Company’s operations and financial statements. However, the long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. The Company is not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when and if needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). To provide additional flexibility to respond to potential downside scenarios, the Company utilized the ATM program that was previously in place to raise approximately $11.9 million through the sale of common stock during the first and second quarters of 2020 to provide additional financial flexibility. The Company believes that current working capital balances will be sufficient for the foreseeable future, although there is no assurance that will be the case.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting as of December 31, 2020, was effective.

Plante & Moran PLLC, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of its audit, has issued an opinion on the effectiveness of our internal control over financial reporting which is included as part of Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

PART III

Item 10.        Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy Statement”), which we will file within 120 days after the end of our fiscal year ended December 31, 2020.

We have adopted a code of ethics that applies to all of our employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of our officers performing similar functions. The full text of our code of ethics can be found on the Corporate Governance page on our website. In the event our Board of Directors approves an amendment to or waiver from any provision of our code of ethics, we will disclose the required information pertaining to such amendment or waiver on our website.

Item 11.        Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2021 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2021 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2021 Proxy Statement.

Item 14.        Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2021 Proxy Statement.

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

2.1

Separation Agreement dated as of December 31, 2020, by and between Gold Resource Corporation and Fortitude Gold Corporation (incorporated by reference from our current report on Form 8-K filed on January 7, 2021, Exhibit 2.1, File No. 001-34857).

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

3.2.2

Amendment dated April 3, 2018 to the Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on April 3, 2018, Exhibit 3.2, File No. 001-34857).

4.1	Description of Capital Stock (incorporated by reference from our Form 10-K filed on March 2, 2020, Exhibit 4.1, File No. 001-34857).

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

10.4	Gold Resource Corporation 2016 Equity Incentive Plan (incorporated by reference from our registration statement on Form S-8 filed on December 7, 2016, Exhibit 4.1, File No. 333-214958).

10.5	Form of Stock Option Agreement (incorporated by reference from our Form 10-K filed on March 2, 2020, Exhibit 10.5, File No. 001-34857)

10.6	Form of RSU Agreement (incorporated by reference from our Form 10-K filed on March 2, 2020, Exhibit 10.6, File No. 001-34857).

10.7	Form of RSU Agreement (incorporated by reference from our Form 10-K filed on March 2, 2020, Exhibit 10.7, File No. 001-34857).

10.8

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference from our current report on Form 8-K filed on December 18, 2013, Exhibit 10.1, File No. 001-34857).

10.9	Policy for Recoupment of Executive Compensation (incorporated by reference from our annual report on Form 10-K filed on March 8, 2018, Exhibit 10.14, File No. 001-34857).

10.10

At-The-Market Offering Agreement, dated November 29, 2019, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference from our registration statement on Form S-3 filed on November 29, 2019, Exhibit 10.1, File No. 333-235312).

10.11	Executive Employment Agreement dated August 10, 2020 between the Company and Kimberly Perry (incorporated by reference from our current report on Form 8-K filed on August 10, 2020)
10.12	Employment Agreement dated December 31, 2020 between Gold Resource Canada Corporation and Allen Palmiere (incorporated by reference from our current report on Form 8-K filed on December 31, 2020)
10.13

Management Services Agreement dated as of December 31, 2020, by and between Gold Resource Corporation and Fortitude Gold Corporation (incorporated by reference from our current report on Form 8-K filed on January 7, 2021, Exhibit 10.1, File No. 001-34857)

21*	Subsidiaries of the Company.

23.1*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kimberly C. Perry.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere and Kimberly C. Perry.

95*	Mine Safety Disclosures.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2020 are furnished herewith, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)
*	filed herewith

ITEM 16.        10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: February 24, 2021	/s/ Allen Palmiere
By: Allen Palmiere, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Palmiere	Chief Executive Officer, President and Director	February 24, 2021
Allen Palmiere	(Principal Executive Officer)

/s/ Kimberly C. Perry	Chief Financial Officer	February 24, 2021
Kimberly C. Perry	(Principal Financial and Accounting Officer)

/s/ Alex G. Morrison	Chairman of the Board of Directors	February 24, 2021
Alex G. Morrison

/s/ Joseph Driscoll	Director	February 24, 2021
Joseph Driscoll

/s/ Ron Little	Director	February 24, 2021
Ron Little

/s/ Lila Murphy	Director	February 24, 2021
Lila Murphy