Form 10-Q
period 2021-03-31
GOLD RESOURCE CORP
filed 2021-04-29
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-34857

Gold Resource Corporation

(Exact Name of Registrant as Specified in its charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2000 South Colorado Blvd, Tower One, Suite 10200, Denver, Colorado 80222

(Address of Principal Executive Offices) (Zip Code)

(303) 320-7708

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

a
Title of each class	Trading Symbol	Name of each exchange where registered
Common Stock	GORO	NYSE American

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes⌧No◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes⌧No◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,439,205 shares of common stock outstanding as of April 27, 2021.

GOLD RESOURCE CORPORATION

FORM 10-Q

FIRST QUARTER 2021 HIGHLIGHTS

Highlights for the three months ended March 31, 2021 are summarized below and discussed further in our Management’s Discussion and Analysis:

Strategic

●	In addition to a new and highly accomplished CEO, Mr. Allen Palmiere, we have added three new independent directors, Ms. Lila Manassa Murphy, Mr. Joe Driscoll and Mr. Ron Little, to the Board of Directors. These additions to the Company’s leadership add the expertise necessary to focus on unlocking the value of our assets while implementing best in class governance.
●	A Technical Advisory Committee of qualified professionals has been established that reports to the Board of Directors with respect to various technical aspects of exploration, operations and corporate development. Messrs Dale Finn and Joe Spiteri have been retained as initial members.
●For the seventh consecutive year, the Don David Gold Mine earned the prestigious Empresa Socialmente Responsable (“ESR”) award from the Mexican Center for Philanthropy (CEMEFI). Awards are given to organizations who demonstrate a commitment to supporting social and environmental protection programs within their local communities.
●Annual Meeting of Shareholders will be held on June 4, 2021 in a hybrid (virtual and in-person) meeting format. Information regarding notice, materials and voting can be found in the 2021 Proxy Statement filed at www.SEC.gov.
●$0.7 million distributed in shareholder dividends, totaling over $117 million since 2010.

Operational

●There have been no lost time incidents at the Don David Gold Mine during Q1 2021. The Company remains committed to safety, the environment and the communities around its operations.
●The Don David Gold Mine produced 6,097 gold ounces and 307,610 silver ounces or a total of 10,750 gold equivalent ounces, of which 5,019 gold ounces and 253,061 silver ounces were payable ounces sold at an average price per ounce of $1,787 and $26.77, respectively.
●Construction of the water filtration plant and dry stack tailings facilities progressed with an expected completion in the third quarter. The dry stack facilities will conserve water, accelerate reclamation of certain areas of the open pit mine as well as extend the life of tailings storage facilities.
●A total 262 meters of exploration underground development was completed along with 14 underground diamond drill holes (totaling 4,099 meters) at our Arista and Switchback vein systems.

Financial

●Our balance sheet remains strong with $27.2 million in cash as of March 31, 2021, an increase of $1.8 million since December 31, 2020.
●Cash from operating activities is $6.8 million.
●Net income of $2.5 million or $0.03 earnings per share for the period.
●Working capital from continuing operations increased 5% to $32.5 million during the quarter.
●Total cash cost is $408 per gold ounce equivalent (after co-product credits).1
●Total all-in sustaining cost is $937 per gold ounce equivalent (after co-product credits).1

1 Total cash cost after co-product credits and all-in sustaining cost per gold equivalent ounce sold are non-GAAP financial measures. Please see the Non-GAAP Measures section of the Management's Discussion and Analysis and Results of Operations for a complete reconciliation of the non-GAAP measures.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$27,230	$25,405
Gold and silver rounds/bullion	593	671
Accounts receivable, net	3,533	4,226
Inventories, net	11,584	9,995
Prepaid expenses and other current assets	1,552	2,576
Total current assets	44,492	42,873
Property, plant and mine development, net	62,965	62,511
Deferred tax assets, net	347	309
Other non-current assets	44	41
Total assets	$107,848	$105,734
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,725	$8,782
Income taxes payable, net	1,368	73
Mining royalty taxes payable, net	853	955
Accrued expenses and other current liabilities	2,087	2,275
Total current liabilities	12,033	12,085
Reclamation and remediation liabilities	3,029	3,098
Other non-current liabilities	364	13
Total liabilities	15,426	15,196
Shareholders' equity:
Common stock - $0.001 par value, 100,000,000 shares authorized:
74,439,206 and 74,376,958 shares outstanding at March 31, 2021 and December 31, 2020, respectively	75	75
Additional paid-in capital	84,966	84,865
Retained earnings	14,436	12,653
Treasury stock at cost, 336,398 shares	(5,884)	(5,884)
Accumulated other comprehensive loss	(1,171)	(1,171)
Total shareholders' equity	92,422	90,538
Total liabilities and shareholders' equity	$107,848	$105,734

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

	Three months ended March 31,
	2021	2020
Sales, net	$27,268	$22,149
Mine cost of sales:
Production costs	15,243	15,959
Depreciation and amortization	3,399	6,013
Reclamation and remediation	51	49
Total mine cost of sales	18,693	22,021
Mine gross profit	8,575	128
Costs and expenses:
General and administrative expenses	1,581	1,805
Exploration expenses	1,207	978
Restructuring expenses	496	-
Stock-based compensation	484	470
Other (income) expense, net	(314)	1,465
Total costs and expenses	3,454	4,718
Income (loss) before income taxes	5,121	(4,590)
Provision for income taxes	2,594	(1,372)
Net income (loss) from continuing operations	2,527	(3,218)
Net income (loss) from discontinued operations, net of income taxes	-	97
Net income (loss)	$2,527	$(3,121)
Net income per common share:
Basic and diluted net income (loss) per common share from continuing operations	0.03	(0.05)

Weighted average shares outstanding:
Basic	74,405,031	66,022,202
Diluted	74,761,882	66,022,202

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31, 2021 and 2020
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058
Stock-based compensation	-	-	470	-	-	-	470
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Dividends declared	-	-	-	(665)	-	-	(665)
Issuance of stock, net of issuance costs	3,850,000	4	10,346	-	-	-	10,350
Net loss	-	-	-	(3,121)	-	-	(3,121)
Balance, March 31, 2020	69,877,925	$70	$158,987	$13,090	$(5,884)	$(1,171)	$165,092

Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538
Stock-based compensation	-	-	141	-	-	-	141
Net stock options exercised	125,000	-	165	-	-	-	165
Dividends declared	-	-	-	(744)	-	-	(744)
Common stock issued for vested restricted stock units	2,614	-	-	-	-	-	-
Surrender of stock for taxes due on vesting	(65,366)	-	(205)	-	-	-	(205)
Net income	-	-	-	2,527	-	-	2,527
Balance, March 31, 2021	74,775,604	$75	$84,966	$14,436	$(5,884)	$(1,171)	$92,422

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,527	$(3,121)
Net income from discontinuing operations	-	97
Net income (loss) from continuing operations	$2,527	$(3,218)
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	43	(3,885)
Depreciation and amortization	3,437	6,113
Stock-based compensation	484	470
Other operating adjustments	340	1,792
Changes in operating assets and liabilities:
Accounts receivable	693	4,488
Inventories	(1,063)	(1,709)
Prepaid expenses and other current assets	592	92
Other non-current assets	(4)	(10)
Accounts payable and other accrued liabilities	(1,141)	228
Mining royalty and income taxes payable, net	923	1,844
Net cash provided by operating activities from continuing operations	6,831	6,205

Cash flows from investing activities:
Capital expenditures	(4,320)	(3,482)
Proceeds from the sale of gold and silver bullion/rounds	3	1
Net cash used in investing activities from continuing operations	(4,317)	(3,481)

Cash flows from financing activities:
Proceeds from the exercise of stock options	165	-
Proceeds from issuance of stock	-	10,349
Dividends paid	(744)	(657)
Cash related to the Spin-off	-	292
Other financing activities	-	-
Net cash (used in) provided by financing activities from continuing operations	(579)	9,984
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(110)	(127)

Cash flows from discontinued operations:
Net cash used in operating activities	-	(1,229)
Net cash used in investing activities	-	(3,447)

Net increase in cash and cash equivalents	1,825	7,905
Cash and cash equivalents of continuing operations at beginning of period	25,405	10,210
Cash and cash equivalents of continuing operations at end of period	$27,230	$18,115

Supplemental Cash Flow Information Continuing Operations
Interest expense paid	$-	$18
Income and mining taxes paid	$1,328	$3,743
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(259)	$624
Change in estimate for asset retirement costs	$7	$443

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

GOLD RESOURCE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021
(Unaudited)

1. Basis of Preparation of Financial Statements

The interim Condensed Consolidated Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

Certain items in the prior period’s Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation. These reclassifications were mostly related to Discontinued Operations and separate presentation of stock-based compensation.

2. Recently Adopted Accounting Standards

Recent accounting pronouncements issued have been evaluated and do not presently impact our financial statements and supplemental data.

3. Discontinued Operations

On December 31, 2020, the Company completed its spin-off of its wholly-owned subsidiary Fortitude Gold Corporation and its subsidiaries (“FGC” or “Nevada Mining Unit”).

FGC is presented as discontinued operations in the Company’s Condensed Consolidated Financial Statements.

Results of discontinued operations for the three months ended March 31, 2020 are as follows (in thousands):

Three months ended March 31,
2020
(Unaudited)
Sales, net	$5,857
Mine cost of sales	6,300
Mine gross loss	(443)
Exploration expenses	177
Other expense, net	48
Loss before income taxes	(668)
Income tax benefit	(765)
Net income from discontinued operations	$97

Selected Statements of Cash Flows presenting depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of FGC were as follows:

Three months ended March 31,
2020
(Unaudited)
Cash flows from discontinued operating activities:
Net income	$97
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	(765)
Depreciation and amortization	1,422
Other operating adjustments	(11)
Changes in operating assets and liabilities:
Accounts receivable	(169)
Inventories	(1,786)
Prepaid expenses and other current assets	82
Other non-current assets	931
Accounts payable and other accrued liabilities	(1,030)
Net cash used in discontinued operating activities	(1,229)

Cash flows from discontinued investing activities:
Capital expenditures	(3,447)
Net cash used in discontinued investing activities	(3,447)

Cash flows from discontinued financing activities:
Cash transferred from Gold Resource Corporation prior to Spin-off	4,508
Repayment of loans payable	(216)
Repayment of finance leases	(107)
Net cash provided by discontinued financing activities	4,185

Supplemental Cash Flow Information Discontinued Operations
Non-cash investing activities:
Change in capital expenditures in accounts payable	$516
Change in estimate for asset retirement costs	$435

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into an agreement with FGC that govern the relationship of the parties following the Spin-Off. The Management Services Agreement provides that the Company and its subsidiaries will provide services to FGC to assist in the transition of FGC as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company will provide certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered are based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The Management Services Agreement will terminate on December 31, 2021, unless cancelled upon 30 days written notice by one party to the other. Due to the successful development, by FGC, of their own corporate, administrative and technical capabilities, the Company decided to terminate the Agreement and delivered a notice of termination on April 14, 2021 and therefore termination of the Agreement will be effective on May 21, 2021.

4. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	Three months ended March 31,
	2021	2020

	(in thousands)
Doré sales, net
Gold	$2,487	$1,769
Silver	377	676
Less: Refining charges	(71)	(35)
Total doré sales, net	2,793	2,410
Concentrate sales
Gold	6,524	6,216
Silver	6,313	5,215
Copper	3,386	2,361
Lead	2,405	3,479
Zinc	8,766	9,040
Less: Treatment and refining charges	(2,884)	(5,834)
Total concentrate sales, net	24,510	20,477
Realized/unrealized embedded derivative, net	(35)	(738)
Total sales, net	$27,268	$22,149

5. Gold and Silver Rounds/Bullion

The Company sponsors a dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. No purchase or sales of gold and silver occurred during the current period.

At March 31, 2021 and December 31, 2020, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	2021			2020
	(Unaudited)
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	184	$1,691	$311	189	$1,888	$357
Silver	11,750	$24.00	282	11,842	$26.49	314
Total holdings			$593			$671

6. Inventories, net

At March 31, 2021 and December 31, 2020, inventories, net consisted of the following:

	2021	2020
	(Unaudited)
	(in thousands)
Stockpiles - underground mine	$461	$648
Stockpiles - open pit mine	17	41
Concentrates	2,834	1,919
Doré, net (1)	1,107	459
Subtotal - product inventories	4,419	3,067
Materials and supplies (2)	7,165	6,928
Total	$11,584	$9,995
(1)	Net of reserve of nil and $368 at March 31, 2021 and December 31, 2020, respectively.
(2)	Net of reserve for obsolescence of $209 as of March 31, 2021 and December 31, 2020.

7. Income Taxes

The Company recorded an income tax expense of $2.6 million for the three months ended March 31, 2021. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the consolidated effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21% and a 5% withholding tax applies to dividends received from Mexico. The U.S. tax results are combined with the Company’s income in Mexico, taxed at 37.5% (30% income tax and 7.5% mining tax), and in Canada at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. Both U.S. and Canada jurisdictions do not currently generate taxable income therefore have no impact on our consolidated effective tax rate.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets. Both duties are tax deductible for income tax purposes. As a result, our effective tax rate applicable to the Company’s Mexican operations is substantially higher than the Mexico statutory rate. In addition, in Q1 2021 Mexico Tax Authorities introduced new tax regulation wherein exploration expenses that were previously 100% deductible in the year incurred are now being deducted at a rate of 10% per year for 10 years, same as for Income Tax purposes.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends to foreign parent companies unless otherwise provided per a tax treaty. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5%, if certain requirements are met. Based on the Company’s review of these requirements, it estimates it will pay a 5% withholding tax on dividends received from Mexico in 2021. The impact of the planned annual dividends for 2021 is reflected in the estimated annual effective tax rate.

As of March 31, 2021, the Company believes that it has no liability for uncertain tax positions.

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low-taxed income, commonly referred to as GILTI tax, and introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations allow income to be excluded from GILTI tax that is subject to an effective tax rate higher than 90% of the U.S. tax rate (18.9%). The

Company completed its assessment of the new legislation during the three months ended March 31, 2021 and determined that due to this high tax exception, that GILTI tax was not incurred in Q1 2021.

8. Prepaid Expenses and Other Current Assets

At March 31, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	2021	2020
	(Unaudited)
	(in thousands)
Advances to suppliers	$365	$374
Prepaid insurance	342	709
IVA taxes receivable, net	318	846
Other current assets	527	647
Total	$1,552	$2,576

9. Property, Plant and Mine Development, net

At March 31, 2021 and December 31, 2020, property, plant and mine development, net consisted of the following:

	2021	2020
	(Unaudited)
	(in thousands)
Asset retirement costs	$1,071	$1,064
Construction-in-progress(1)	9,549	7,158
Furniture and office equipment	1,877	1,839
Land	230	230
Light vehicles and other mobile equipment	2,228	2,192
Machinery and equipment	31,273	31,227
Mill facilities and infrastructure	24,407	24,407
Mine Development	85,623	83,859
Software and licenses	1,619	1,619
Subtotal (2)	157,877	153,595
Accumulated depreciation and amortization	(94,912)	(91,084)
Total	$62,965	$62,511
(1)	Includes accrued capital expenditures of $0.8 million and $1.0 million at March 31, 2021 and December 31, 2020, respectively.

The Company recorded depreciation and amortization expense of $3.4 and $6.1 million and for the three months ended March 31, 2021 and 2020, respectively. Depreciation is lower for the three months ending March 31, 2021 due to lower silver and base metal production.

10. Accrued Expenses and Other Current Liabilities

At March 31, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	2021	2020
	(Unaudited)
	(in thousands)
Accrued royalty payments	1,637	1,796
Dividends payable	248	247
Other payables	202	232
Total	$2,087	$2,275

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2021 and year ended December 31, 2020:

	2021	2020
	(Unaudited)
	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,890	$2,003
Foreign currency exchange gain	(61)	(113)
Reclamation liabilities – balance at end of period	1,829	1,890

Asset retirement obligation – balance at beginning of period	1,208	1,105
Changes in estimate	7	82
Accretion	24	79
Foreign currency exchange gain	(39)	(58)
Asset retirement obligation – balance at end of period	1,200	1,208
Total period end balance	$3,029	$3,098

The Company’s undiscounted reclamation liabilities of $1.8 million as of March 31, 2021 and $1.9 million as of December 31, 2020, respectively, are related to the Aguila project in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant & Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant & Mine Development, post 2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of March 31, 2021, and December 31, 2020, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $1.2 million.

12. Commitments and Contingencies

Commitments

As of March 31, 2021, the Company has equipment purchase commitments of approximately $0.7 million.

Other Contingencies

The Company has certain other contingencies resulting from litigation, claims, and other commitments that are subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. The Company currently has no basis to conclude that any or all of such contingencies will materially affect its financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by the Company, and there can be no assurance that their ultimate disposition will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the Company’s unsettled sales contracts as of March 31, 2021 with the quantities of metals under contract subject to final pricing occurring through April 2021:

	Gold	Silver	Copper	Lead	Zinc
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	4,531	302,534	534	1,398	4,842
Average forward price (per ounce or tonne)	$1,806	$26.13	$8,386	$2,004	$2,759

14. Stock-Based Compensation

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

Effective January 1, 2021, the Company’s Board of Directors, on the recommendation of the Compensation Committee, implemented a program to issue Deferred Stock Units (DSUs). DSUs are a qualifying instrument under the terms of the Company’s 2016 Equity Plan and therefore do not require additional shareholder approval. The vesting and settlement terms of the DSUs are determined by the Compensation Committee at the time the DSUs are awarded.

130,000 DSUs were granted to the Board of Directors during the period ended March 31, 2021 and are redeemable in cash or shares at the earlier of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. The Company recorded $0.3 million of other non-current liability and expense based on the fair value of the Company’s stock price as of March 31, 2021.

During the three months ended March 31, 2021, a total of 2,614 RSUs vested, and shares were issued with an intrinsic value and a fair value of $6,692. No RSU’s vested during the three months ended March 31, 2020.

During the three months ended March 31, 2021, stock options to purchase an aggregate of 125,000 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.32 per share. No stock options were exercised during the three months ended March 31, 2020.

Stock-based compensation expense for stock options and RSUs and DSUs for the periods presented is as follows:

	Three months ended March 31,
	2021	2020

	(in thousands)
Stock options	$227	$222
Restricted stock units	(86)	248
Deferred stock units	343	-
Total	$484	$470

The Company has a short-term incentive plan for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of March 31, 2021 and December 31, 2020, nil has been accrued related to the STIP.

15. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”), which was subsequently renewed in June 2020. The ATM Agreement will remain in full force and effect until the earlier of (i) June 3, 2023 or (ii) the date that the ATM Agreement is terminated in accordance with its terms. An aggregate of 3,850,000 shares of the Company’s common stock were sold through the ATM Agreement during the three months ended March 31, 2020 for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $10.4 million. No ATM shares were sold during the first quarter of 2021.

For both of the three months ended March 31, 2021 and 2020, the Company declared and paid dividends of $0.01 per common share, for an aggregate total of $0.7 million each three-month period.

16. Other (Income) Expense, net

Other (income) expense, net, for the periods presented consisted of the following:

	Three months ended March 31,
	2021	2020

	(in thousands)
Unrealized currency exchange loss	$241	$1,618
Realized currency exchange gain	(173)	(291)
Unrealized loss from gold and silver rounds/bullion, net (1)	66	151
Other income	(448)	(13)
Total	$(314)	$1,465
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 18.

17. Net Income per Common Share

Basic earnings per common share are calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s RSUs and DSUs are considered to be dilutive in periods with net income.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 3.9 million and 3.3 million shares of common stock at weighted average exercise prices of $7.20 and $9.48 were outstanding at March 31, 2021 and 2020, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss) from continuing operations	2,527	(3,218)
Net income from discontinued operations	-	97
Net income (loss) (in thousands)	$2,527	$(3,121)

Denominator:
Basic weighted average shares of common stock outstanding	74,405,031	66,022,202
Dilutive effect of share-based awards	356,851	-
Diluted weighted average common shares outstanding	74,761,882	66,022,202

Basic and diluted net income (loss) per common share:
Continuing operations	0.03	(0.05)
Discontinued operations	-	-
Basic and diluted net income (loss) per common share	$0.03	$(0.05)

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

	2021	2020	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$27,230	$25,405	Level 1
Gold and silver rounds/bullion	$593	$671	Level 1
Accounts receivable, net	$3,533	$4,226	Level 2

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes and in the dividend program which are valued using quoted market prices. Please see Note 5 for additional information.

Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of embedded derivatives mark-to-market value of $0.1 as of March 31, 2021, and $0.2 million as of December 31, 2020. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date and included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets related to mark-to-market adjustments. Please see Note 13 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended March 31,
	2021	2020	Statement of Operations Classification

	(in thousands)
Realized/unrealized derivative (loss) gain, net	$(35)	$(738)	Sales, net
Realized/unrealized gold and silver rounds/bullion gain (loss), net	$(66)	$(152)	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended March 31, 2021
Realized (loss) gain	$(44)	$85	$5	$44	$1	$91
Unrealized (loss) gain	(100)	(82)	39	(66)	83	(126)
Total realized/unrealized derivatives, net	$(144)	$3	$44	$(22)	$84	$(35)

	Gold	Silver	Copper	Lead	Zinc	Total
Three months ended March 31, 2020
Realized gain (loss)	$351	$160	$5	$(157)	$(817)	$(458)
Unrealized (loss) gain	(128)	(325)	(119)	50	242	(280)
Total realized/unrealized derivatives, net	$223	$(165)	$(114)	$(107)	$(575)	$(738)

19. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 consisted of the following:

	2021	2020

	(in thousands)
Unrealized loss on gold and silver rounds/bullion	$66	$151
Realized gain on gold and silver rounds/bullion	-	1
Unrealized foreign currency exchange loss	241	1,618
Other	33	22
Total other operating adjustments	$340	$1,792

20. COVID-19 Pandemic

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

21. Subsequent Events

On December 31, 2020, in connection with the spin-off by Gold Resource Corporation (the "Company" or "GRC") of its wholly-owned subsidiary, Fortitude Gold Corporation ("FGC"), into a separate, public company, the Company entered into a Management Services Agreement (the "Agreement") with FGC. Under the terms of the Agreement, GRC agreed to provide strategic, technical, management, and administrative support services to FGC. Due to the successful development, by FGC, of their own corporate, administrative and technical capabilities, the Company decided to terminate the Agreement and delivered a notice of termination on April 14, 2021. The Agreement provided that either party could terminate the Agreement upon 30 days written notice by one party to the other. Termination of the Agreement will be effective on May 21, 2021.

On Friday, April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This new decree amends the outsourcing provisions of the Federal Labor Law (FLL), the Social Security Law, the Law of the Institute of the National Housing Fund for Workers, the Federal Fiscal Code (FFC), the Income Tax Law and the Value Added Tax Law. Under this new decree, operating companies will no longer be able to source their labor resources used to carry out the core business functions from services entities or third-party providers. The Company has been monitoring the guidance provided and has initiated the efforts to comply with the newly published reform. The overall impact of the new decree and its provisions continue to be assessed.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2021 and compares those results to the three months ended March 31, 2020It also analyzes our financial condition at March 31, 2021 and compares it to our financial condition at December 31, 2020. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2020 contained in our annual report on Form 10-K for the year ended December 31, 2020.

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

Overview

We are a mining company which pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. The Don David Gold Mine consists of six projects and includes mineral production primarily from the Arista underground mine and to a lesser extent the Aguila open pit mine, both of which are located at the Aguila project. These two mines supply ore to our processing facilities also located at the Aguila project. We produce gold and silver doré and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead and zinc.

In our financial statements, we report the sale of precious and base metals as revenue, and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the long-term primary driver of our economic decisions and believe that base metals are secondary products for non-GAAP financial measures.

Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average realized price ratio for the period.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus. In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States and Mexico, instituted restrictions on travel, public gatherings, and certain business operations.

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

We are not able to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and liquidity for fiscal year 2021. However, we believe we have sufficient liquidity available from operating cash flow and cash on hand going forward.

Results of Operations

Don David Gold Mine

Mine activities during the first quarter included development and ore extraction from the Arista mine, while maintaining strict COVID-19 safety protocols to keep employees safe. The following Production Statistics table summarizes certain information about our Don David Gold Mine operations for the periods indicated:

	Three months ended March 31,
	2021	2020
Arista Mine
Milled
Tonnes Milled	127,403	158,036
Grade
Average Gold Grade (g/t)	1.68	1.54
Average Silver Grade (g/t)	78	82
Average Copper Grade (%)	0.43	0.39
Average Lead Grade (%)	1.70	1.99
Average Zinc Grade (%)	4.29	4.67
Aguila Open Pit Mine
Milled
Tonnes Milled	11,577	14,248
Grade
Average Gold Grade (g/t)	1.66	1.26
Average Silver Grade (g/t)	30	38
Mirador Mine
Milled
Tonnes Milled	-	2,204
Grade
Average Gold Grade (g/t)	-	1.86
Average Silver Grade (g/t)	-	198
Combined
Tonnes milled	138,980	174,488
Tonnes Milled per Day (1)	1,604	1,994
Metal production (before payable metal deductions) (2)
Gold (ozs.)	6,097	6,450
Silver (ozs.)	307,610	402,542
Copper (tonnes)	441	488
Lead (tonnes)	1,737	2,514
Zinc (tonnes)	4,377	5,844
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what we report as "Metal Production" and "Metal Sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes related to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

For the three months ended March 31, 2021, the Don David Gold Mine production totaled 6,097 gold ounces and 307,610 silver ounces, representing a decrease of 5% and 24% in gold and silver production, respectively, from the same period in 2020. The decrease relates in part to lower production tonnage.

Production Volumes

During the three months ended March 31, 2021, we processed ore at a rate of 1,604 ore tonnes per day, as compared to 1,994 ore tonnes per day for the same period in 2020. Tonnes milled were 20% lower for the three months ended March 31, 2021 as compared to the same period in 2020 consistent with our mine plan for the year.

The paste fill plant continues to provide substantial efficiencies by returning 197,000 tonnes of processing waste to underground workings since it started to operate in 2019. Such waste would have otherwise been placed in the tailings’ storage facility. The paste fill is an effective method of reducing surface tailings and provides structural ground support that allows for more complete mining of mineral reserves. In addition, the plant reduces overall water waste by 17% due to the rheological characteristics required in paste production.

Grades & Recoveries

During the three months ended March 31, 2021, the majority of ore processed came from the Arista underground mine with an average gold grade of 1.68 g/t and silver grade of 78 g/t, compared with 1.54 g/t and 82 g/t, respectively, for the same period in 2020. The average gold grade was 9% higher and silver grade 4% lower consistent with mine sequencing and the current year mine plan.

Our base metals average grades during the three months ended March 31, 2021 were 0.43% copper, 1.70% lead, and 4.29% zinc, compared to 0.39% copper, 1.99% lead, and 4.67% zinc, for the same period in 2020. Overall base metal grades and recoveries were slightly lower during the three months ended March 31, 2021, as compared to the same period in 2020, as a result of mining higher in the Switchback vein system of the Arista Mine.

The following Sales Statistics table summarizes certain information about our Don David Gold Mine operations for the periods indicated:

	Three months ended March 31,
	2021	2020

Metal sold
Gold (ozs.)	5,019	4,992
Silver (ozs.)	253,061	355,228
Copper (tonnes)	382	428
Lead (tonnes)	1,176	1,964
Zinc (tonnes)	3,134	4,356
Average metal prices realized (1)
Gold ($ per oz.)	1,787	1,670
Silver ($ per oz.)	26.77	17.03
Copper ($ per tonne)	8,873	5,530
Lead ($ per tonne)	2,082	1,691
Zinc ($ per tonne)	2,797	1,888
Precious metal gold equivalent ounces sold
Gold Ounces	5,019	4,992
Gold Equivalent Ounces from Silver	3,791	3,622
Total AuEq oz	8,810	8,614
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.
(2)	Total cash cost after co-product credits are significantly affected by base metals sales during the periods presented.

 For the three months ended March 31, 2021, mine gross profit increased by $8.4 million, compared with the same period in 2020. The increase was primarily due to increased average realized prices for gold, silver, copper, and zinc, as well as lower production cost and depreciation/amortization expenses.

Sales

Don David Gold Mine net sales of $27.3 million for the three months ended March 31, 2021 increased by $5.1 million, or 23%, when compared to 2020. The increase in our 2021 sales was primarily due to increased average realized prices for gold, silver, copper, and zinc (refer to Footnote 4 of the Condensed Consolidated Financial Statements). Additionally, contributing to the higher net sales was a $3 million or 50% decrease in concentrate treatment charges which are net against concentrate sales.

Operating Costs

Total production costs of $15.2 million for the three months ended March 31, 2021 are 4% lower than the production costs of $16.0 million for the same period in 2020. The decrease is related to the decrease in sales volumes discussed above.

Treatment charges for the three months ended March 31, 2021 were $2.9 million, or $618 per base metal tonne sold, compared to $5.8 million, or $860 per base metal tonne sold for the same period in 2020. This 28% decrease in the per base metal tonne sold was expected as a result of the recent negotiations of new treatment charge agreements. The decrease is dependent on the spot treatment charge market for zinc, which can be volatile.

FIRST QUARTER 2021 CAPITAL AND EXPLORATION INVESTMENT SUMMARY

(U.S dollars in thousands, except per ounce)

	March 31, 2021	2021 full year guidance
Capital Investments:
Gold Regrind	$4	$1,900
Dry Stack Completion	$1,708	$6,200
Underground Development	$1,088	$9,800
Other Sustaining Capital	$804	$4,100
Exploration Investment:
Surface Exploration Expense	$1,195	$3,000
Underground Drilling	$278	$2,600
Exploration Development	$430	$1,600

2021 Q1 Capital Updates

Mine Development: Underground mine development and construction during the quarter included ramps and accesses to different areas of the deposit. A total of 1,683 meters of underground development, at a cost of $1.1 million, was completed including access to new exploration diamond drilling platforms on level 17. For Q1 2021, this investment totaled $1.1 million, and we plan to invest a total of $9.8 million in mine development during 2021.

Gold Regrind Project: Metallurgical testing, full scale design, and engineering of a tailings regrind circuit were completed, including procuring certain components and equipment for this project. The new circuit is expected to increase gold recovery by 6% to 10% by regrinding sulfide mill tailings followed by a leaching circuit to produce doré bars. Completion and commissioning are expected by the fourth quarter. Plans are to invest $1.9 million in the project.

Dry Stack Project: Significant construction progress was made on the filtration plant and dry stack tailings project which is on track for completion in the third quarter 2021. The dry stacked tailings will accelerate reclamation of certain areas of the open pit mine, provide efficient storage of tailings and reduce water consumption as approximately 80% of the process water will be available for reuse. As of March 31, 2021, $9.0 million has been invested in this project with another $4.5 million expected prior to completion.

Dry stack tailings filtration plant

2021 Q1 Exploration Updates

We perform exploration activities at our portfolio of exploration properties in Oaxaca, Mexico. All the properties that make up our Don David Gold Mine are located along what is known as the San Jose structural corridor in the Sierra Madre Sur mountain range. Our properties comprise 55 kilometers of this structural corridor, which trends north 70 degrees west and spans three historic mining districts within Oaxaca. Exploration activity has focused on the Aguila project and continues to demonstrate our commitment to long-term investment in Oaxaca, Mexico.

Aguila project: During the quarter, underground development of 262 meters was completed on the southern dedicated exploration drift project, while drilling was undertaken from the dedicated northern exploration drift. Underground drilling for exploration of new targets and for further expansion of veins, currently in production, for reserve definition was undertaken from various locations within the Arista mine. We completed 14 underground diamond drill holes, totaling 4,099 meters of drilling. One surface diamond drill hole on the Aguila project was collared and is ongoing, totaling 1,074 meters to date. Exploration activities were focused on the Switchback vein system, which extends for over a kilometer of strike length and remains open both along strike and vertically. Exploration drilling mainly targeted expansion and delineation of multiple high grade parallel veins within the Switchback vein system, to define additional reserves and optimize the mine plan. Drilling has also targeted the Arista – Switchback extensional corridor and along strike extensions of the Arista and Switchback systems beyond current mine limits. Surface geologic mapping and rock chip sampling has continued in the vicinity of the Aguila open pit, the Arista Mine, and to the southeast of the mine along the strike continuity of the Arista vein system.

Alta Gracia project: Exploration activity focused on analysis of the Aguacatillo soil sampling program completed in 2020 and planning for an exploration program, including soil sampling, over a new prospect know as La Fundicion. No drilling is planned in this area in 2021 due to our focus on the Aguila Project.

Other Financial Measures

	Three months ended March 31,
	2021	2020

	(in thousands)
Mine gross profit	8,575	128
Costs and expenses:
General and administrative expenses	1,581	1,805
Exploration expenses	1,207	978
Restructuring expenses	496	-
Stock-based compensation	484	470
Other (income) expense, net	(314)	1,465
Total costs and expenses	3,454	4,718
Income (loss) before income taxes	5,121	(4,590)
Provision for income taxes	2,594	(1,372)
Net income (loss) from continuing operations	2,527	(3,218)
Net income (loss) from discontinued operations, net of income taxes	-	97
Net income (loss)	$2,527	$(3,121)

Mine gross profit - For the three months ended March 31, 2021, mine gross profit increased by $8.4 million compared to the same period in 2020. The increase was primarily due to increased average realized prices for gold, silver, copper, and zinc and the lower base metal treatment and refining costs.

General and administrative expenses - For the three months ended March 31, 2021, general and administrative expenses totaled $1.6 million, compared to $1.8 million for the same period of 2020. The $0.2 million decrease in 2021 is the result of restructuring related to the spin-off of FGC.

Restructuring expenses - Restructuring expenses of $0.5 million were incurred during the three months ended March 31, 2021 for legal, accounting, consulting, and employee severance compensation related to the spin-off of Fortitude Gold Corporation.

Exploration expenses - For the three months ended March 31, 2021, property exploration expenses totaled $1.2 million compared to $1.0 million for the same period in 2020. The increase of $0.2 million was the result of increasing efforts to invest in exploration activities in Oaxaca, Mexico.

Stock-based compensation - Stock compensation of $0.5 million remained unchanged for the three months ended March 31, 2021 as compared to the same period of 2020. The Q1 2021 expense includes $0.3 million related to deferred share units (DSU).

Other (income) expense, net - For the three months ended March 31, 2021, $0.3 million of Other expense was recorded compared to $1.5 million during the same period of 2020. The decrease was mainly due to a strengthened Mexico currency over the U.S. dollar during the period as compared to Q1 2020.

Provision for income taxes - For the three months ended March 31, 2021, income tax expense decreased to $2.6 million from $10.0 million from the same period in 2020. The 2021 income tax expense is primarily driven by the tax allocations required as a result of the Fortitude Spin-Off. Please see Note 7 for additional information.

Net Income (loss) from continuing operations - For the three months ended March 31, 2021, we recorded $2.5 million of net income from continuing operations compared to net loss from continuing operations of $3.2 million during the same period in 2021. The change was attributable to the factors noted above.

Net income (loss) from discontinued operations - No income (loss) was recorded for the period from discontinued operations due to the completion of the spin-off as of December 31, 2020. A net income of $0.1 million was reported for the same period in 2020.

Net income (loss) - For the three months ended March 31, 2021, $2.5 million in net income was recorded compared to a net loss of $4.7 million during the same period in 2021. The change was attributable to the factors noted above.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced certain non-GAAP performance measures which we believe will assist with understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before co-product credits per ounce, total cash cost after co-product credits per ounce, and total all-in sustaining cost per ounce (“AISC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation, or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

For financial reporting purposes, we report the sale of base metals as part of our revenue. Revenue generated from the sale of base metals in our concentrates is considered a co-product of our gold and silver production for the purpose of calculating our total cash cost after co-product credits for our Don David Gold Mine. We periodically review our revenues to ensure that our reporting of primary products and co-products is appropriate. Because we consider copper, lead and zinc to be co-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after co-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead and zinc as co-product credits is appropriate because of their lower per unit economic value compared to gold and silver and since gold and silver are the primary products we intend to produce.

Total cash cost, after co-product credits, is a measure developed by the Gold Institute to provide a uniform standard for industry comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

Total cash cost before co-product credits includes all direct and indirect production costs related to our production of metals (including mining, milling and other plant facility costs, smelter treatment and refining charges, royalties, and site general and administrative costs) less stock-based compensation allocated to production costs plus treatment and refining costs.

Total cash cost after co-product credits includes total cash cost before co-product credits less co-product credits, or revenues earned from base metals.

AISC includes total cash cost after co-product credits plus other costs related to sustaining production, including allocated sustaining general and administrative expenses, and sustaining capital expenditures. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan.

Cash cost before co-product credits per ounce, total cash cost after co-product credits per ounce and AISC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by precious metal gold equivalent ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table summarizes Don David Gold Mine’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	Three months ended March 31,
	2021	2020

	(in thousands, except per oz)
Precious metal gold equivalent ounces sold (oz)	8,810	8,614
Total Production (1)	$15,243	$15,959
Treatment and refining charges (2)	2,955	5,869
Co-product credits (2)	(14,607)	(13,911)
Total cash cost after co-product credits	3,591	7,917
Total cash cost after co-product credits per AuEq oz sold	$408	$918
Sustaining - Capital Expenditure (3)	1,892	1,880
Sustaining - Exploration Expenditure (3)	709	311
Sustaining - general and administrative, including stock-based compensation expenses	2,065	2,275
Total all-in sustaining cost after co-product credits	4,666	4,466
Total all-in sustaining cost after co-product credits per AuEq oz sold	$937	$1,229
Non-Sustaining cost- Capital Expenditure (3)	1,719	1,291
Non-Sustaining cost- Exploration Expenditure (3)	1,207	978
Total all-in cost after co-product credits	2,926	2,269
Total all-in cost after co-product credits per AuEq oz sold	$1,269	$1,571

(1)	Refer to Item 1. Financial Statements and Supplemental Data: Consolidated Statements of Operations
(2)	Refer to Item 1. Financial Statements and Supplemental Data: Foot Note 4.
(3)	Sum of, refer to Item 1. Financial Statements and Supplemental Data: Consolidated Statements of Cash Flow

Liquidity and Capital Resources

We have a disciplined cash allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our shareholders. Consistent with the strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while returning cash to shareholders through dividends.

Of the $27.2 million cash balance as at March 31, 2021, $22.3 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has provided excess cash for U.S. operations and projects, including a substantial amount of capital for the Nevada Mining Unit that was spun-off in 2020.

As of March 31, 2021, the working capital of $32.5 million, consists of current assets of $44.5 million and current liabilities of $12.0 million. This represents a 5% increase or $1.7 million from the working capital balance of $30.8 million at December 31, 2020. The primary factors influencing the increase in our working capital was cash provided by operating activities of $6.3 million, offset by $4.3 million of cash used in investing activities.

The 2021 capital investments are expected to total $21 million. As of March 31, 2021, capital investments totaled $4.3 million including $0.4 million for the gold regrind circuit, $1.7 million for the dry stack plant, $1.1 million for underground development and $0.8 million for other sustaining capital.

While COVID-19 has not had an significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time; however, we believe there is sufficient liquidity and capital resources to fund operations and corporate activities for the foreseeable future.

Cash and cash equivalents increased $1.8 million to $27.2 million during the first three months of 2021.

Net cash provided by operating activities for the three months ended March 31, 2021 was $6.8 million compared with $5.4 million for the same period in 2020. The change is primarily due to timing of receivables benefiting 2021. These increases were offset by a reduction in net income in 2021 compared to 2020.

Net cash used in investing activities of $4.3 million for the three months ended March 31, 2021 increased $0.8 million from the same period in 2020 as a result of capital expenditures in Mexico as several projects were completed in 2019.

Net cash (used in) provided by financing activities for the three months ended March 31, 2021 was a net outflow of ($0.6) million compared to a net inflow of $5.2 million for same period in 2020. The decrease is primarily related to discontinued operations cash outflows and no sales of common shares under our ATM agreement in 2020, as well as higher dividend payments made to our shareholders in 2021 as compared to 2020.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

On October 31, 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to modernize the property disclosure requirements for mining registrants, and related guidance, which are currently set forth in Item 102 of Regulation S-K, Subpart 1300 (aka S-K 1300) under the Securities Act of 1933 and the Securities Exchange Act of 1934 (“Exchange Act”) and in Industry Guide 7. The amendments replaced Guide 7 and are intended to provide investors with a more comprehensive understanding of a registrant’s mining properties, which should help them make more informed investment decisions. The amendments also will more closely align the Commission’s disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards, as embodied by the Committee for Reserves International Reporting Standards (“CRIRSCO”). Registrants must comply with the new rules for the first fiscal year beginning on or after January 1, 2021. The Company is in the process of implementing the new guidance and assessing the impact on the control environment and the financial results.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by words such as “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect,” “may,” “should,” “will,” “likely,” and similar expressions to future periods. Such forward-looking statements include, without limitation, statements we make regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico for infrastructure and exploration activities;
●	The expected completion date of the dry stack filtration plant and tailings project at our Don David Gold Mine and the expected benefits from the improved infrastructure;
●	The expected completion date of the tailings regrind circuit;
●	Expectations regarding 2021 capital investment, including the uses and amounts of our capital expenditure budget;
●	Our expectations regarding the future payment of dividends;
●	Anticipated grades from future production; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations;
●	Unexpected changes in business and economic conditions, including the rate of inflation;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God such as floods, earthquakes and any other natural disasters;
●	The uncertainty of reserve and mineralized material estimates; and
●	Such other factors discussed below in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Commodity Price Risk

The results of our operations, cash flows, and financial condition depend in large part upon the market prices of gold, silver, copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, the world supply of and demand for gold, silver and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

In addition to adversely affecting our reserve estimates, results of operations and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Our foreign operation sells its gold, silver, copper, lead and zinc production based on U.S. dollar metal prices. Fluctuations in foreign currency exchange rates do not have a material impact on our revenue since gold, silver, copper, lead and zinc are sold throughout the world in U.S. dollars.

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. Dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur some costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus adversely affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. These fluctuations do not impact our revenues since we sell our metals in U.S. Dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results. Approximately 50% and 60% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended March 31, 2021 and 2020, respectively.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment delivery to the customer. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment delivery and final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment delivery. Please see Note 13 in the Condensed Consolidated Financial Statements for additional information.

Interest Rate Risk

We consider our interest rate risk exposure to be insignificant at this time, as our interest rate is related and embedded in immaterial payments for office leases.

 Equity Price Risk

We have in the past, and may in the future, seek to acquire additional funding through sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

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

Changes in Internal Control Over Financial Reporting – There were no changes that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

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

ITEM 1A: Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2020 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our Form 10-K.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities

None

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2021, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: April 29, 2021		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: April 29, 2021		/s/ Kimberly C. Perry
	By:	Kimberly C. Perry,
Chief Financial Officer