Form 10-Q
period 2021-06-30
GOLD RESOURCE CORP
filed 2021-07-27
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,531,924 shares of common stock outstanding as of July 26, 2021.

GOLD RESOURCE CORPORATION

FORM 10-Q

SECOND QUARTER 2021 HIGHLIGHTS

Highlights for the three months ended June 30, 2021 are summarized below and discussed further in our Management’s Discussion and Analysis:

Strategic

~~●~~	The Company continues to strengthen our senior leadership team with the addition of Alberto Reyes as the new Chief Operating Officer. Mr. Reyes has more than 20 years of international mining experience. This addition adds to the expertise necessary to focus on unlocking the value of our assets while implementing best in class governance.
●	Annual Meeting of Shareholders was held on June 4, 2021. During the meeting, shareholders approved our current five Directors to serve another annual term and approved an amendment to the articles of incorporation to increase the number of authorized shares of common stock from 100 million to 200 million shares, among other items. More information can be found in the 2021 Proxy Statement posted to our website at www.goldresourcecorp.com and filed with the SEC at www.SEC.gov.
●	$1.0 million distributed in shareholder dividends this quarter, totaling $117.8 million since 2010.

Operational

●	There were two lost time incidents in 2021 at the Don David Gold Mine as of the date of this report, which were investigated, and measures were taken to reinforce adherence to safety protocols. While there were no serious injuries, the Company recognized the need to modify the safety program, and a series of programs are underway to improve the overall safety culture.
●	The Don David Gold Mine produced and sold a total of 9,685 gold equivalent ounces, comprising 5,697 gold ounces and 270,321 silver ounces sold at an average price per ounce of $1,822 and $26.88, respectively.
●	Construction of the water filtration plant and dry stack tailings facilities progressed with an expected completion in the third quarter. The dry stack facilities will conserve water, accelerate reclamation of certain areas of the open pit mine, as well as extend the life of tailings storage facilities.
●	The exploration program progressed with the development of 156 meters of development drifts and 3,421 meters of diamond drilling in 12 drill holes underground at our Arista and Switchback vein systems and 2,069 meters in two surface drill holes at the Aguila project. Additionally, there is a renewed emphasis on satellite areas, including Cerro Colorado and the area surrounding the Aguila project with drilling planned for the second half of 2021.
●	With a focus on unlocking the future value at the Don David Gold Mine, a total review of first principles commenced to review the geology, metallurgy, block models, mining methods and other key details of the mineral reserve and mineral resource models.
●	Due to the adoption of the new Mexican labor reform, effective June 2021, we onboarded all employees from the outsourced third-party provider to our wholly-owned subsidiary, Don David Gold Mexico. Recognition of Mexican statutory profit sharing had a $1.9 million total impact on income.

Financial

●	Our balance sheet remains strong with $30.5 million in cash as of June 30, 2021, an increase of $5.1 million since December 31, 2020.
●	Year to date cash inflow from operating activities was $16.1 million.
●	Net income was $1.3 million or $0.02 earnings per share for the quarter.
●	Working capital was $32.6 million at June 30, 2021.
●	Total cash cost for the quarter was $713 per gold ounce equivalent (after co-product credits).[1]
●	Total all-in sustaining cost for the quarter was $1,280 per gold ounce equivalent (after co-product credits).[1]

1 Total cash cost after co-product credits and all-in sustaining cost per gold equivalent ounce sold are non-GAAP financial measures. Please see the Non-GAAP Measures section of the Management's Discussion and Analysis and Results of Operations for a complete reconciliation of the non-GAAP measures.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		June 30,	December 31,
	Note	2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$30,535	$25,405
Gold and silver rounds/bullion	5	627	671
Accounts receivable, net		5,142	4,226
Inventories, net	6	10,485	9,995
Prepaid expenses and other current assets	8	2,916	2,576
Total current assets		49,705	42,873
Property, plant and mine development, net	9	63,868	62,511
Deferred tax assets, net		991	309
Other non-current assets		45	41
Total assets		$114,609	$105,734
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$9,529	$8,782
Income taxes payable, net		2,471	73
Mining royalty taxes payable, net		1,695	955
Accrued expenses and other current liabilities	10	3,417	2,275
Total current liabilities		17,112	12,085
Reclamation and remediation liabilities	11	3,179	3,098
Other non-current liabilities	10	1,055	13
Total liabilities		21,346	15,196
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
74,531,924 and 74,376,958 shares outstanding at June 30, 2021 and December 31, 2020, respectively		75	75
Additional paid-in capital		85,269	84,865
Retained earnings		14,974	12,653
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		93,263	90,538
Total liabilities and shareholders' equity		$114,609	$105,734

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 2

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the six months ended
		June 30,		June 30,
	Note	2021	2020	2021	2020
Sales, net	4	$30,836	$12,521	$58,104	$34,670
Mine cost of sales:
Production costs		19,523	10,611	34,766	26,570
Depreciation and amortization		4,379	3,184	7,778	9,197
Reclamation and remediation		54	26	105	75
Total mine cost of sales		23,956	13,821	42,649	35,842
Mine gross profit (loss)		6,880	(1,300)	15,455	(1,172)
Costs and expenses:
General and administrative expenses		2,134	1,796	3,715	3,601
Exploration expenses		648	135	1,855	1,113
Restructuring expenses		-	-	496	-
Stock-based compensation	14	197	400	681	870
Other expense (income), net	16	867	(1,909)	553	(444)
Total costs and expenses		3,846	422	7,300	5,140
Income (loss) before income taxes		3,034	(1,722)	8,155	(6,312)
Provision for income taxes (benefit)		1,751	(1,979)	4,345	(3,351)
Net income (loss) from continuing operations		1,283	257	3,810	(2,961)
Net loss from discontinued operations, net of income taxes	3	-	(2,069)	-	(1,972)
Net income (loss)		$1,283	$(1,812)	$3,810	$(4,933)
Net income per common share:
Basic and diluted net income (loss) per common share from continuing operations	17	0.02	-	0.05	(0.04)
Basic and diluted net loss per common share from discontinued operations	17	-	(0.03)	-	(0.03)
Basic and diluted net income (loss) per common share	17	$0.02	$(0.03)	$0.05	$(0.07)

Weighted average shares outstanding:
Basic	17	74,485,672	69,985,499	74,445,058	68,011,860
Diluted	17	74,987,559	69,985,499	74,868,187	68,011,860

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 3

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended June 30, 2021 and 2020
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, March 31, 2020	69,877,925	$70	$158,987	$13,090	$(5,884)	$(1,171)	$165,092
Stock-based compensation	-	-	400	-	-	-	400
Common stock issued for vested restricted stock units	35,072	-	-	-	-	-	-
Dividends declared	-	-	-	(708)	-	-	(708)
Issuance of stock, net of issuance costs	484,500	-	1,550	-	-	-	1,550
Net loss	-	-	-	(1,812)	-	-	(1,812)
Balance, June 30, 2020	70,397,497	$70	$160,937	$10,570	$(5,884)	$(1,171)	$164,522

Balance, March 31, 2021	74,775,604	$75	$84,966	$14,436	$(5,884)	$(1,171)	$92,422
Stock-based compensation	-	-	205	-	-	-	205
Net stock options exercised	92,718	-	98	-	-	-	98
Dividends declared	-	-	-	(745)	-	-	(745)
Net income	-	-	-	1,283	-	-	1,283
Balance, June 30, 2021	74,868,322	$75	$85,269	$14,974	$(5,884)	$(1,171)	$93,263

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited	4

	For the six months ended June 30, 2021 and 2020
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058
Stock-based compensation	-	-	870	-	-	-	870
Common stock issued for vested restricted stock units	35,072	-	-	-	-	-	-
Dividends declared	-	-	-	(1,373)	-	-	(1,373)
Issuance of stock, net of issuance costs	4,334,500	4	11,896	-	-	-	11,900
Net loss	-	-	-	(4,933)	-	-	(4,933)
Balance, June 30, 2020	70,397,497	$70	$160,937	$10,570	$(5,884)	$(1,171)	$164,522

Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538
Stock-based compensation	-	-	346	-	-	-	346
Common stock issued for vested restricted stock units	2,614	-	-	-	-	-	-
Net stock options exercised	217,718	-	263	-	-	-	263
Dividends declared	-	-	-	(1,489)	-	-	(1,489)
Surrender of stock for taxes due on vesting	(65,366)	-	(205)	-	-	-	(205)
Net income	-	-	-	3,810	-	-	3,810
Balance, June 30, 2021	74,868,322	$75	$85,269	$14,974	$(5,884)	$(1,171)	$93,263

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited	5

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,810	$(4,933)
Net loss from discontinuing operations	-	(1,972)
Net income (loss) from continuing operations	$3,810	$(2,961)
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred income taxes	(699)	(4,597)
Depreciation and amortization	7,855	9,315
Stock-based compensation	681	870
Other operating adjustments	441	(359)
Changes in operating assets and liabilities:
Accounts receivable	(916)	5,098
Inventories	(391)	542
Prepaid expenses and other current assets	(1,015)	(426)
Accounts payable and other accrued liabilities	3,254	(1,949)
Mining royalty and income taxes payable, net	3,109	159
Net cash provided by operating activities from continuing operations	16,129	5,692

Cash flows from investing activities:
Capital expenditures	(9,333)	(4,404)
Net cash used in investing activities from continuing operations	(9,333)	(4,404)

Cash flows from financing activities:
Proceeds from the exercise of stock options	263	-
Proceeds from issuance of stock	-	11,900
Dividends paid	(1,737)	(1,357)
Cash related to the Spin-off	-	(269)
Other financing activities	3	-
Net cash (used in) provided by financing activities from continuing operations	(1,471)	10,274
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(195)	(155)

Cash flows from discontinued operations:
Net cash used in operating activities	-	(2,031)
Net cash used in investing activities	-	(6,195)

Net increase in cash and cash equivalents	5,130	3,181
Cash and cash equivalents of continuing operations at beginning of period	25,405	10,210
Cash and cash equivalents of continuing operations at end of period	$30,535	$13,391

Supplemental Cash Flow Information Continuing Operations
Interest expense paid	$-	$13
Income and mining taxes paid	$2,233	$1,066
Non-cash investing activities:
Change in capital expenditures in accounts payable	$502	$(1,602)
Change in estimate for asset retirement costs	$7	$-

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 6

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIMN FINANCIAL STATEMENTS

June 30, 2021
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

Results of discontinued operations for the three and six months ended June 30, 2020, are as follows (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2020	2020
	(Unaudited)	(Unaudited)
Sales, net	$8,576	$14,433
Mine cost of sales	8,858	15,158
Mine gross loss	(282)	(725)
Exploration expenses	416	593
Other expense, net	62	110
Loss before income taxes	(760)	(1,428)
Income tax expense	1,309	544
Net loss from discontinued operations	$(2,069)	$(1,972)

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 7

Selected Statements of Cash Flows presenting depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of FGC were as follows:

	For the three months ended June 30,	For the six months ended June 30,
	2020	2020
	(Unaudited)	(Unaudited)
Cash flows from discontinued operating activities:
Net income	$(2,069)	$(1,972)
Adjustments to reconcile net income to net cash from discontinued operating activities:
Deferred income taxes	1,309	544
Depreciation and amortization	1,860	3,282
Other operating adjustments	4	(7)
Changes in operating assets and liabilities:
Accounts receivable	70	(99)
Inventories	(1,030)	(2,816)
Prepaid expenses and other current assets	(93)	(11)
Other non-current assets	(1,187)	(256)
Accounts payable and other accrued liabilities	334	(696)
Net cash used in discontinued operating activities	(802)	(2,031)

Cash flows from discontinued investing activities:
Capital expenditures	(2,748)	(6,195)
Net cash used in discontinued investing activities	(2,748)	(6,195)

Cash flows from discontinued financing activities:
Cash transferred from Gold Resource Corporation prior to Spin-off	3,984	8,492
Repayment of loans payable	(219)	(435)
Repayment of finance leases	(109)	(216)
Net cash provided by discontinued financing activities	3,656	7,841

Supplemental Cash Flow Information Discontinued Operations
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(2,034)	$(1,518)
Change in estimate for asset retirement costs	$662	$1,097

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into an agreement with FGC that governs the relationship of the parties following the Spin-Off. The Management Services Agreement provided that the Company and its subsidiaries provide services to FGC to assist in the transition of FGC as a separate company. The agreed upon charges for services rendered were based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. Due to the successful development of FGC’s own corporate, administrative, and technical capabilities, the Company terminated the Agreement effective on May 21, 2021.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 8

4. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Doré sales, net
Gold	$2,695	$1,891	$5,182	$3,660
Silver	228	678	605	1,354
Less: Refining charges	(20)	(110)	(91)	(145)
Total doré sales, net	2,903	2,459	5,696	4,869
Concentrate sales
Gold	7,671	2,467	14,195	8,683
Silver	6,951	2,566	13,264	7,781
Copper	3,714	1,198	7,100	3,559
Lead	2,595	1,750	5,000	5,229
Zinc	9,240	5,176	18,006	14,216
Less: Treatment and refining charges	(2,907)	(3,301)	(5,791)	(9,135)
Total concentrate sales, net	27,264	9,856	51,774	30,333
Realized/unrealized gain (loss) embedded derivative, net	669	206	634	(532)
Total sales, net	$30,836	$12,521	$58,104	$34,670

5. Gold and Silver Rounds/Bullion

The Company sponsored a dividend exchange program under which shareholders may exchange their cash dividends for minted gold and silver rounds. The Company determined to discontinue its dividend exchange program effective Q3 2021 due to its costly nature and limited shareholder participation. No purchases of gold and silver occurred during the current period.

At June 30, 2021 and December 31, 2020, the Company’s holdings and value of rounds/bullion, using quoted market prices, consisted of the following:

	As of June 30, 2021			As of December 31, 2020
	(Unaudited)
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	184	$1,763	$325	189	$1,888	$357
Silver	11,725	$25.77	302	11,842	$26.49	314
Total holdings			$627			$671

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 9

6. Inventories, net

At June 30, 2021 and December 31, 2020, inventories, net, consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Stockpiles - underground mine	$651	$648
Stockpiles - open pit mine	-	41
Concentrates	2,098	1,919
Doré, net (1)	344	459
Subtotal - product inventories	3,093	3,067
Materials and supplies (2)	7,392	6,928
Total	$10,485	$9,995
(1)	Net of reserve of nil and $368 at June 30, 2021 and December 31, 2020, respectively.
(2)	Net of reserve for obsolescence of $209 both as of June 30, 2021 and December 31, 2020.

7. Income Taxes

The Company recorded an income tax expense of $1.8 million and $4.3 million for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, the Company recorded an income tax benefit of $2.0 million and $3.4 million, respectively. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21% and a 5% withholding tax applies to dividends received from Mexico. The U.S. tax results are combined with the Company’s income in Mexico, taxed at 37.5% (30% income tax and 7.5% mining tax), and in Canada at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. Both the U.S. and Canada jurisdictions do not currently generate taxable income therefore there is no impact on our consolidated effective tax rate.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets. Both duties are tax deductible for income tax purposes. As a result, our effective tax rate applicable to the Company’s Mexican operations is substantially higher than the Mexico statutory rate. In addition, in Q1 2021, the Mexican Tax Authorities introduced new tax regulation wherein exploration expenses that were previously 100% deductible in the year incurred are now being deducted at a rate of 10% per year for 10 years, same as for Mexican Income Tax purposes.

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

As of June 30, 2021, the Company believes that it has no liability for uncertain tax positions.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 10

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low-taxed income, commonly referred to as GILTI tax, and introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations allow income to be excluded from GILTI tax that is subject to an effective tax rate higher than 90% of the U.S. tax rate (18.9%). The Company completed its assessment of the new legislation during the three months ended September 30, 2020. Due to the high tax exception, no GILTI tax was incurred in Q2 2021.

8. Prepaid Expenses and Other Current Assets

At June 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Advances to suppliers	$357	$374
Prepaid insurance	2,156	709
IVA taxes receivable, net	129	846
Other current assets	274	647
Total	$2,916	$2,576

9. Property, Plant and Mine Development, net

At June 30, 2021 and December 31, 2020, property, plant and mine development, net consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Asset retirement costs	$1,071	$1,064
Construction-in-progress(1)	10,494	7,158
Furniture and office equipment	1,892	1,839
Land	230	230
Light vehicles and other mobile equipment	2,104	2,192
Machinery and equipment	32,289	31,227
Mill facilities and infrastructure	24,407	24,407
Mine Development	87,842	83,859
Software and licenses	1,619	1,619
Subtotal (2)	161,948	153,595
Accumulated depreciation and amortization	(98,080)	(91,084)
Total	$63,868	$62,511
(1)	Includes accrued capital expenditures of $0.8 million and $1.0 million at June 30, 2021 and December 31, 2020, respectively.

The Company recorded depreciation and amortization expense of $4.4 million and $7.8 million for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, we recorded $3.2 million and $9.2 million depreciation and amortization expense.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 11

10. Accrued Expenses and Other Liabilities

At June 30, 2021 and December 31, 2020, accrued expenses and other liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Accrued royalty payments	1,674	1,796
Dividends payable	-	247
Employee profit sharing obligation	1,187	-
Other payables	556	232
Total accrued expenses and other current liabilities	$3,417	$2,275

Accrued non-current labor obligation	700	-
Share based compensation liability	335	-
Other long-term liabilities	20	13
Total other non-current liabilities	$1,055	$13

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This new decree amends the outsourcing provisions of the Federal Labor Law (FLL), the Social Security Law, the Law of the Institute of the National Housing Fund for Workers, the Federal Fiscal Code (FFC), the Income Tax Law and the Value Added Tax Law. Under this new decree, operating companies will no longer be able to source their labor resources used to carry out the core business functions from service entities or third-party providers.

Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees is equal to 10% of their employer’s profit subject to PTU as prescribed by Mexican law, which differs from profit determined under U.S. GAAP. In the past, the Company was not subject to PTU payments, as it had been sourcing its labor resources through a third-party service provider. The recently revised legislation required us to onboard all employees from the outsourcing provider to our wholly owned subsidiary, Don David Gold Mexico, effective June 2021.

As a result of adoption of the new legislation, during Q2 2021 we recorded an accrual of $1.2 million for PTU in current liabilities and production cost, as well as an accrual for statutory employee severance benefits of $0.7 million in other long-term liabilities and other expenses.

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2021 and the year ended December 31, 2020:

	2021	2020
	(Unaudited)
	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,890	$2,003
Foreign currency exchange loss (gain)	15	(113)
Reclamation liabilities – balance at end of period	1,905	1,890

Asset retirement obligation – balance at beginning of period	1,208	1,105
Changes in estimate	7	82
Accretion	48	79
Foreign currency exchange loss (gain)	11	(58)
Asset retirement obligation – balance at end of period	1,274	1,208
Total period end balance	$3,179	$3,098

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 12

The Company’s undiscounted reclamation liabilities of $1.9 million and $1.9 million as of June 30, 2021 and December 31, 2020, respectively, are related to the Aguila project in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant & Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant & Mine Development, post 2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of June 30, 2021 and December 31, 2020, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $1.3 million and $1.2 million, respectively.

12. Commitments and Contingencies

Commitments

As of June 30, 2021, the Company has equipment purchase commitments of approximately $0.4 million.

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

13. Derivatives

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

The following table summarizes the Company’s unsettled sales contracts at June 30, 2021 with the quantities of metals under contract subject to final pricing occurring through July 2021:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	2,800	144,611	228	851	3,021
Average forward price (per ounce or tonne)	$1,852	$27.1	$9,813	$2,176	$2,910
Unsettled sales contracts value (in thousands)	$5,186	$3,919	$2,237	$1,852	$8,791	$21,985

Other Derivatives

Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact the Company’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

As of June 30, 2020, the Company’s derivatives not designated as hedges consist of zero-cost collars used to manage its near-term exposure to cash flow variability from zinc price risks in 2021. A zero-cost collar is a combination

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 13

of two options: a sold call option and a purchased put option. The Company sold call options to establish the ceiling price of $2,992 per tonne of zinc that the Company will receive for the contracted zinc volume of 5,500 tonnes for June through December 2021. The purchased put establishes the floor price of $2,860 per tonne of zinc that we will receive for the same contracted tonnes and period of time.

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Otherwise, any fair value gains or losses are recognized in earnings in the current period. The fair value does not reflect the realized or cash value of the instrument. Mark-to-market adjustments are made until the physical commodity is delivered or the financial instrument is settled. Zinc prices remain within offsetting positions on our call and put options, which resulted in de minimis net loss associated with the zero-cost collar.

The Company manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits.

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

Effective January 1, 2021, the Company’s Board of Directors, on the recommendation of the Compensation Committee, implemented a program to issue deferred stock units (“DSUs”). DSUs are a qualifying instrument under the terms of the Company’s 2016 Equity Incentive Plan and therefore do not require additional shareholder approval. The vesting and settlement terms of the DSUs are determined by the Compensation Committee at the time the DSUs are awarded.

130,000 DSUs were granted to the Board of Directors during the period ended March 31, 2021 and are redeemable in cash or shares at the earlier of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. As of June 30, 2021, the Company recorded $0.3 million of other non-current liability and expense based on the fair value of the Company’s stock price.

During the six months ended June 30, 2021 and 2020, a total of 2,614 and 35,072 RSUs vested, respectively, and shares were issued with an intrinsic value of $6,692 and $0.1 million, respectively, and a fair value of $6,692 and $0.2 million, respectively.

During the six months ended June 30, 2021, stock options to purchase an aggregate of 217,719 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.31 per share. No stock options were exercised during the six months ended June 30, 2020.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 14

Stock-based compensation expense for stock options, RSUs, and DSUs for the periods presented is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Stock options	$135	$173	$362	$395
Restricted stock units	70	227	(16)	475
Deferred stock units	(8)	-	335	-
Total	$197	$400	$681	$870

The Company has a short-term incentive plan for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics (the “STIP”). As of June 30, 2021 and December 31, 2020, there have been no accruals related to the STIP.

15. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale of the Company’s common stock from time to time, having an aggregate gross sales price of up to $75.0 million (the “Shares”), which was subsequently renewed in June 2020. The ATM Agreement will remain in full force and effect until the earlier of (i) June 3, 2023 or (ii) the date that the ATM Agreement is terminated in accordance with its terms. An aggregate of 484,500 shares and 4,334,500 shares of the Company’s common stock were sold through the ATM Agreement during the three and six months ended June 30, 2020, respectively, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $1.6 million and $11.9 million, respectively. No ATM shares were sold during the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2021, the Company declared dividends of $0.01 per common share and $0.02 per common share, respectively, and paid an aggregate total of $1.0 million and $1.7 million, respectively. During the three and six months ended June 30, 2020, the Company declared and paid dividends of $0.01 per common share and $0.02 per common share, respectively, for an aggregate total of $0.7 million and $1.4 million, respectively.

At the Company’s annual meeting held in June 2021, shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100 million to 200 million shares.

16. Other (Income) Expense, net

Other (income) expense, net, for the periods presented consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Unrealized currency exchange loss (gain)	$75	$(1,560)	$316	$58
Realized currency exchange loss (gain)	114	176	(59)	(115)
Unrealized (gain) loss from gold and silver rounds/bullion, net (1)	(35)	(610)	31	(459)
Employee benefit obligation (2)	700	-	700	-
Other expense (income)	13	85	(435)	72
Total	$867	$(1,909)	$553	$(444)
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 18.
(2)	See Footnote 10

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 15

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 2.6 million and 3.6 million shares of common stock at weighted average exercise prices of $6.92 and $8.97 were outstanding at June 30, 2021 and 2020, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) from continuing operations	1,283	257	3,810	(2,961)
Net loss from discontinued operations	-	(2,069)	-	(1,972)
Net income (loss) (in thousands)	$1,283	$(1,812)	$3,810	$(4,933)

Denominator:
Basic weighted average shares of common stock outstanding	74,485,672	69,985,499	74,445,058	68,011,860
Dilutive effect of share-based awards	501,887	-	423,129	-
Diluted weighted average common shares outstanding	74,987,559	69,985,499	74,868,187	68,011,860

Basic and diluted net income (loss) per common share:
Continuing operations	0.02	-	0.05	(0.04)
Discontinued operations	-	(0.03)	-	(0.03)
Basic and diluted net income (loss) per common share	$0.02	$(0.03)	$0.05	$(0.07)

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

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 16

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	As of	As of
	June 30,	December 31,	Input Hierarchy Level
	2021	2020

	(in thousands)
Cash and cash equivalents	$30,535	$25,405	Level 1
Gold and silver rounds/bullion	$627	$671	Level 1
Accounts receivable, net	$5,142	$4,226	Level 2

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals which are valued using quoted market prices. Please see Note 5 for additional information.

Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of embedded derivatives mark-to-market value of $0.1 as of June 30, 2021, and $0.2 million as of December 31, 2020. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date and included in its accounts receivable on the accompanying Condensed Consolidated Balance Sheets related to mark-to-market adjustments. Please see Note 13 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020	Statement of Operations Classification

	(in thousands)
Realized/unrealized derivative (loss) gain, net	$669	$206	$634	$(532)	Sales, net
Realized/unrealized gold and silver rounds/bullion gain (loss), net	$34	$608	$(32)	$456	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended June 30, 2021
Realized gain	$21	$87	$62	$30	$159	$359
Unrealized gain (loss)	130	103	(47)	87	37	310
Total realized/unrealized derivatives, net	$151	$190	$15	$117	$196	$669

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended June 30, 2020
Realized gain (loss)	$168	$(48)	$(74)	$(2)	$11	$55
Unrealized (loss) gain	(70)	82	134	1	4	151
Total realized/unrealized derivatives, net	$98	$34	$60	$(1)	$15	$206

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 17

	Gold	Silver	Copper	Lead	Zinc	Total
For the six months ended June 30, 2021
Realized (loss) gain	$(23)	$172	$67	$74	$160	$450
Unrealized gain (loss)	30	21	(8)	21	120	184
Total realized/unrealized derivatives, net	$7	$193	$59	$95	$280	$634

	Gold	Silver	Copper	Lead	Zinc	Total
For the six months ended June 30, 2020
Realized gain (loss)	$519	$112	$(69)	$(159)	$(806)	$(403)
Unrealized (loss) gain	(198)	(243)	15	51	246	(129)
Total realized/unrealized derivatives, net	$321	$(131)	$(54)	$(108)	$(560)	$(532)

19. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Unrealized (gain) loss on gold and silver rounds/bullion	$(35)	$(610)	$31	$(459)
Realized loss on gold and silver rounds/bullion	1	2	1	3
Unrealized foreign currency exchange loss (gain)	75	(1,560)	316	58
Other	60	17	93	39
Total other operating adjustments	$101	$(2,151)	$441	$(359)

20. COVID-19 Pandemic

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus. On March 11, 2020, the WHO classified the COVID-19 outbreak as a “pandemic” based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States and Mexico, instituted restrictions on travel, public gatherings, and certain business operations.

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

To mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures, including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

As of the date of the issuance of these unaudited Condensed Consolidated Financial Statements, there have been no other significant impacts, including impairments, to the Company’s operations and financial statements. However, the long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. The Company

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 18

is not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when and if needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). The Company believes that current working capital balances will be sufficient for the foreseeable future, although there is no assurance that will be the case.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 19

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2021 and compares those results with the three and six months ended June 30, 2020. It also analyzes the Company’s financial condition at June 30, 2021 and compares it to the financial condition at December 31, 2020. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2020 contained in our annual report on Form 10-K.

The discussion also presents certain non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion under “Non-GAAP Measures”.

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Overview

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. The Don David Gold Mine currently has six projects with the primary mineral production from the Arista underground mine located at the Aguila project. This mine supplies ore to our processing facilities, also located at the Aguila project. We produce gold and silver doré and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead, and zinc.

During the first half of 2021, a completely new management team has been assembled with a directive to take a disciplined approach to unlocking the value of the Mexican assets and grow the company. While there are many initiatives underway to achieve operational excellence, the highest priority has been assigned to the safety culture and related programs, as well as the life of mine plan and related mineral reserve and mineral resource models.

Working safely continues to underpin all that we do, with our ultimate goal of bringing zero harm to our employees, environment and communities. Despite rigorous safety protocols being in place, we have had two lost time incidents this year. During the first half of the year, we initiated a Global Health and Safety Directive. This program builds on the protocols already in place and provides our operations with a common approach to achieving our safety objectives. We also recently reinforced the GRC Golden Rules, a safety handbook that outlines critical controls and mandatory actions related to higher risk activities.

With a focus on unlocking the value of the Don David Gold Mine, we are undertaking a comprehensive review of our geological data base, geological interpretation, block models and mine production models. The key objective of this initiative is to ensure reliable and accurate mine planning and forecasting. In addition, mining methods and ground control methodology are likewise being reviewed. During the first half of 2021, deliberate changes to the current mine plan were made to allow management the time necessary to evaluate and address ground support challenges in the Switchback underground mine. These efforts have resulted in changes in our mining approach to ensure stability and to reduce dilution. Mining has resumed in the Soledad vein of the Switchback which will result in improved productivity due to wider potential mining widths and higher ore grades in the second half of the year.

In our financial statements, we report the sale of precious and base metals as revenue, and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the long-term primary driver of our economic decisions and believe that base metals are secondary products for non-GAAP financial measures.

Precious metal gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold converted to precious metal gold equivalent ounces using the gold to silver average realized price ratio for the period.

COVID-19 Pandemic

On January 30, 2020, the WHO announced a global health emergency because of a new strain of coronavirus. On March 11, 2020, the WHO classified the COVID-19 outbreak as a “pandemic” based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States and Mexico, instituted restrictions on travel, public gatherings, and certain business operations.

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

To mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures, including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

While we are not able to estimate the long-term impact of COVID-19 on our business, financial condition, results of operations, and liquidity for fiscal year 2021, the year to date impact for protective equipment and absenteeism have not been significant and are considered an on-going cost of operations. We believe we have sufficient liquidity available from operating cash flow and cash on hand going forward.

Results of Operations

Don David Gold Mine

Mine activities during the first half of 2021 included development and ore extraction from the Arista mine, while maintaining strict COVID-19 safety protocols to keep employees safe. The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Arista Mine
Milled
Tonnes Milled	126,363	78,740	253,766	236,776
Grade
Average Gold Grade (g/t)	1.91	1.73	1.80	1.41
Average Silver Grade (g/t)	79	71	78	78
Average Copper Grade (%)	0.36	0.39	0.40	0.39
Average Lead Grade (%)	1.63	1.92	1.66	1.96
Average Zinc Grade (%)	3.64	4.92	3.97	4.75
Aguila Open Pit Mine
Milled
Tonnes Milled	3,227	3,579	14,804	17,827
Grade
Average Gold Grade (g/t)	2.58	1.46	1.86	1.29
Average Silver Grade (g/t)	47	50	33	41
Mirador Mine
Milled
Tonnes Milled	-	5,246	-	7,450
Grade
Average Gold Grade (g/t)	-	0.79	-	0.91
Average Silver Grade (g/t)	-	126	-	130
Combined
Tonnes milled	129,590	87,565	268,570	262,053
Tonnes Milled per Day (1)	1,506	1,943	1,555	1,976
Metal production (before payable metal deductions) (2)
Gold (ozs.)	6,555	2,441	12,652	8,891
Silver (ozs.)	295,979	185,330	603,589	587,872
Copper (tonnes)	368	246	809	734
Lead (tonnes)	1,654	1,140	3,391	3,654
Zinc (tonnes)	3,683	3,004	8,060	8,848
(1)	Based on actual days the mill operated during the period. Q2 2020 results reflect only 45 days for mill operations due to the suspension of mining operations due to the worldwide pandemic.
(2)	The difference between what we report as "Metal Production" and "Metal Sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid according to the terms of our sales contracts. Differences can also arise from inventory changes related to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

For the three months ended June 30, 2021, the Don David Gold Mine production totaled 6,555 gold ounces and 295,979 silver ounces, representing an increase of 169% and 60% in gold and silver production, respectively, from the same period in 2020. The increase is a direct result of the suspension of mining operations in Q2 2020 due to the worldwide pandemic. Gold production was also higher due to a 10% increase in gold grades at the Arista mine.

Production Volumes

During the three months ended June 30, 2021, total tonnes milled were 48% higher for the three months ended June 30, 2021, as compared to the same period in 2020, as a result of the suspension of mining operations in Q2 2020 due to the worldwide pandemic. The tonnes milled per day during the three months ended June 30, 2021 were 22% lower, consistent with the current year mine plan.

The paste fill plant continues to provide substantial efficiencies by returning processing waste to underground workings since it commenced operations in 2019. Such waste would have otherwise been placed in the tailings’ storage facility. The paste fill is an effective method of reducing surface tailings and provides structural ground support that allows for more complete mining of mineral reserves. In addition, the plant reduces overall water waste by 17% due to the rheological characteristics required in paste production.

Grades & Recoveries

During the three months ended June 30, 2021, the majority of ore processed came from the Arista underground mine with an average gold grade of 1.91 g/t and silver grade of 79 g/t, compared with 1.73 g/t and 71 g/t, respectively, for the same period in 2020. The average gold grade was 10% higher and silver grade 11% higher, consistent with mine sequencing and the current year mine plan.

Our base metals average grades during the three months ended June 30, 2021 were 0.36% copper, 1.63% lead, and 3.64% zinc, compared to 0.39% copper, 1.92% lead, and 4.92% zinc, for the same period in 2020. Overall base metal grades were lower during the three months ended June 30, 2021, as compared to the same period in 2020, as a result of mining higher in the Switchback vein system of the Arista Mine.

Sales

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Metal sold
Gold (ozs.)	5,697	2,542	10,716	7,534
Silver (ozs.)	270,321	189,866	523,382	545,094
Copper (tonnes)	365	215	747	643
Lead (tonnes)	1,214	1,014	2,390	2,978
Zinc (tonnes)	3,193	2,592	6,327	6,948
Average metal prices realized (1)
Gold ($ per oz.)	1,822	1,784	1,806	1,709
Silver ($ per oz.)	26.88	16.83	26.83	16.96
Copper ($ per tonne)	10,375	5,229	9,595	5,424
Lead ($ per tonne)	2,162	1,723	2,123	1,702
Zinc ($ per tonne)	2,945	2,001	2,871	1,930
Precious metal gold equivalent ounces sold
Gold Ounces	5,697	2,542	10,716	7,534
Gold Equivalent Ounces from Silver	3,988	1,791	7,775	5,409
Total AuEq oz	9,685	4,333	18,491	12,943
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.
(2)	Total cash cost after co-product credits are significantly affected by base metals sales during the periods presented.

For the three months ended June 30, 2021, mine gross profit increased by $8.2 million, compared with the same period in 2020. The increase was primarily due to a significant increase in average realized prices for gold, silver, copper, and zinc, as well as an increase in production in the current period compared with the interruption due to the COVID-19 shutdown last year, which in turn resulted in a proportionate increase in production costs and depreciation/amortization expenses.

Don David Gold Mine net sales of $30.8 million for the three months ended June 30, 2021 increased by $18.3 million, or 146%, when compared to the same period in 2020. The increase in our 2021 sales was primarily due to increased average realized prices for gold, silver, copper, and zinc, as well as increase in production due to the reasons outlined above. Additionally, contributing to the higher net sales was a $0.4 million or 12% decrease in concentrate treatment charges which are netted against concentrate sales (refer to Footnote 4 of the Condensed Consolidated Financial Statements).

Treatment charges for the three months ended June 30, 2021 were $2.9 million, or $609 per base metal tonne sold, compared to $3.3 million, or $864 per base metal tonne sold for the same period in 2020. This 30% decrease in the per base metal tonne sold was expected as a result of the recent negotiations of new treatment charge agreements. The decrease is largely dependent on the spot treatment charge market for zinc, which can be volatile.

Operating Costs

Total production costs of $19.5 million for the three months ended June 30, 2021 are 84% higher than the production costs of $10.6 million for the same period in 2020. The increase is partially (approximately 48%) related to the increase in production volumes. Additionally, there was a $1.2 million (approximately 11%) impact related to the Mexico Labor Reform for long-term employee obligations and profit sharing. Finally, during the three months ended June 30, 2021, we were impacted by a 13% price increase in consumable chemicals used in the processing plant and a 5% increase in the volume of diesel consumed. The increased diesel consumed relates to increased power consumption for the filtration plant and underground ventilation requirements.

2021 Capital and Exploration Investment Summary

	For the six months ended June 30,	2021 full year guidance
	(in thousands)
Capital Investments:
Gold Regrind	$45	$1,900
Dry Stack Completion	3,509	6,200
Underground Development	2,505	9,800
Other Sustaining Capital	1,707	4,100
Exploration Investment:
Surface Exploration Expense	1,837	3,000
Underground Drilling	740	2,600
Exploration Development	817	1,600
Total	$11,160	$29,200

The Company’s investment in Mexico continued in Q2 2021 with year to date investments totaling $11.2 million. One of the current initiatives taking place at DDGM is a full review and analysis of all remaining capital for 2021 to ensure the budgeted projects continue to align with the key priorities of the organization. Based on the analysis performed to date, it is unlikely that the full amount of guided underground development ($9.8 million) will be spent in 2021 as a result of the mine sequence changes made during the first half of the year.

Gold Regrind Project: Metallurgical testing, full scale design, and engineering of a tailings regrind circuit were completed, including procuring certain components and equipment for this project. The new circuit is expected to increase gold recovery by 6% to 10% by regrinding sulfide mill tailings followed by a leaching circuit to produce doré bars. Completion and commissioning are expected by the first quarter of 2022 due to the manufacturing lead time for specialized equipment, flotation cells and the regrind mill. As of June 30, 2021, $45,000 has been invested in this project with another $1.8 million expected prior to completion.

Dry Stack Project: Significant construction progress was made on the filtration plant and dry stack tailings project which is on track for completion in the third quarter of 2021. The dry stacked tailings will accelerate reclamation of certain areas of the open pit mine, extend the life of current tailings storage facility, and reduce water consumption as approximately 80% of the process water will be available for reuse. As of June 30, 2021, $9.0 million has been invested in this project, $3.5 million in 2021, with another $2.7 million expected prior to completion.

In addition, the open pit is undergoing final preparation work to receive dry stack tailings material, including completion of a new access road.

Road Access Earthworks
Diversion Channel
Open Pit
Collection Pond Earthworks
Toe Berm Earthworks
New Paved Road

Dry stack tailings filtration plant	New access road at the open pit

Underground and Exploration Development: Mine development during the quarter included ramps and accesses to different areas of the deposit and exploration development drifts. A total of 1,787 meters of underground development and exploration development, at a cost of $3.3 million, was completed during the year, including access to new exploration diamond drilling platforms on level 17. We plan to invest a total of $1.6 million in exploration development during 2021 and the total expected amount for underground mine development is currently being evaluated but expected to be less than the originally guided amount of $9.8 million as discussed above.

2021 Exploration Updates

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

Aguila project: During the quarter, 156 meters of underground development was completed on the northern and southern dedicated exploration drift projects. Underground drilling for exploration of new targets and further expansion of veins currently in production, for resource and reserve definition, was undertaken from various locations within the Arista mine. We completed 3,421 meters of diamond drilling in 12 drill holes. Surface drilling on the Aguila project is ongoing, with 2,069 meters of diamond drilling in two holes. Exploration activities were focused on the Switchback vein system, which extends for over a kilometer of strike length and remains open both along strike and vertically, and parallel structures to this system – notably the Sandy vein system located between the Switchback and Arista vein systems. Exploration drilling mainly targeted expansion and delineation of the principal Soledad vein to define additional resources and reserves and optimize the mine plan, as well as step-out drilling on the parallel Sandy system of veins for resource expansion. Drilling is also targeting strike extensions of the Arista system beyond current mine plan.

Renewed emphasis on proximal satellite area exploration with surface geologic mapping and rock chip sampling has continued in the Cerro Colorado area, notably in the vicinity of the Aguila open pit, and the surrounding Aguila area, with additional drilling planned for these areas in the second half of 2021.

Alta Gracia project: Exploration activity focused on re-analyzing existing data, with no fieldwork undertaken. Exploration on the new La Fundición prospect is pending. No drilling is planned in this area in 2021 due to our focus on the Aguila Project.

Other Financial Measures

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Mine gross profit (loss)	$6,880	$(1,300)	$15,455	$(1,172)
Costs and expenses:
General and administrative expenses	2,134	1,796	3,715	3,601
Exploration expenses	648	135	1,855	1,113
Restructuring expenses	-	-	496	-
Stock-based compensation	197	400	681	870
Other (income) expense, net	867	(1,909)	553	(444)
Total costs and expenses	3,846	422	7,300	5,140
Income (loss) before income taxes	3,034	(1,722)	8,155	(6,312)
Provision for income taxes	1,751	(1,372)	4,345	(3,351)
Net income (loss) from continuing operations	1,283	(350)	3,810	(2,961)
Net loss from discontinued operations, net of income taxes	-	(2,069)	-	(1,972)
Net income (loss)	$1,283	$(2,419)	$3,810	$(4,933)

For the three months ended June 30, 2021

Mine gross profit – For the three months ended June 30, 2021, mine gross profit increased by $8.2 million compared to the same period in 2020. The increase was primarily due to increased net sales due to higher average realized prices for gold, silver, copper, and zinc and the lower base metal treatment and refining costs, as well as an increase in production and sales compared to the same period last year, which suffered an interruption due to the COVID-19 shutdown during the period. The net sales increase was offset by increased production costs discussed above.

General and administrative expenses – For the three months ended June 30, 2021, general and administrative expenses increased to $2.1 million, compared to $1.8 million for the same period of 2020, mainly due to the engagement of the Technical Advisory Committee and other qualified professionals to work on strategic initiatives and the costs associated with the change in the COO position.

Exploration expenses – For the three months ended June 30, 2021, property exploration expenses totaled $0.6 million compared to $0.1 million for the same period in 2020. The increase of $0.5 million was the result of increasing efforts to invest in exploration activities in Oaxaca, Mexico.

Stock-based compensation – Stock compensation of $0.2 million decreased for the three months ended June 30, 2021 as compared to $0.4 million during the same period in 2020, mainly due to the spin-off of Fortitude Gold Corporation and subsequent restructuring.

Other (income) expense, net – For the three months ended June 30, 2021, $0.9 million of other expense was recorded compared to $1.9 million other income during the same period of 2020. The $2.8 million increase is primarily due to the same period in 2020 recognizing a $1.6 million in foreign currency gains with $0.1 million losses in 2021 and the long-term employee severance benefit obligation of $0.7 million recorded in Q2 2021 as a result of Mexico Labor Reform implemented during the quarter.

Provision for income taxes – For the three months ended June 30, 2021, income tax expense increased to $1.1 million from $1.4 million tax benefit from the same period in 2020. The 2021 income tax expense is primarily driven by the taxable income generated in Q2 2021. Please see Note 7 for additional information.

Net Income (loss) from continuing operations – For the three months ended June 30, 2021, we recorded $1.9 million of net income from continuing operations compared to net loss from continuing operations of $0.3 million during the same period in 2020. The change was attributable to the factors noted above.

Net loss from discontinued operations – No income or loss was recorded for the period from discontinued operations due to the completion of the spin-off as of December 31, 2020. A net loss of $2.1 million was reported for the same period in 2020.

Net income (loss) – For the three months ended June 30, 2021, $1.9 million in net income was recorded compared to a net loss of $1.8 million during the same period in 2021. The change was attributable to the discontinued operations and other factors noted above.

For the six months ended June 30, 2021

Mine gross profit – For the six months ended June 30, 2021, mine gross profit increased by $16.6 million compared to the same period in 2020. The increase was primarily due to increased net sales due to higher average realized prices for gold, silver, copper, and zinc and the lower base metal treatment and refining costs, as well as an increase in production and sales compared to the same period last year, which suffered an interruption due to the COVID-19 shutdown during the period. The net sales increase was offset by increased production costs discussed above.

General and administrative expenses – For the six months ended June 30, 2021, general and administrative expenses of $3.7 million were in line with the $3.6 million for the same period of 2020.

Restructuring expenses – Restructuring expenses of $0.5 million incurred in Q1 2021 has not changed for the six months ended June 30, 2021 and were related to legal, accounting, consulting, and employee severance compensation related to the spin-off of Fortitude Gold Corporation.

Exploration expenses – For the six months ended June 30, 2021, property exploration expenses totaled $1.9 million compared to $1.1 million for the same period in 2020. The increase of $0.8 million was the result of increasing efforts to invest in exploration activities in Oaxaca, Mexico.

Stock-based compensation – Stock compensation of $0.7 million decreased for the six months ended June 30, 2021 as compared to $0.9 million during the same period of 2020, mainly due to the spin-off of Fortitude Gold Corporation and subsequent restructuring.

Other (income) expense, net – For the six months ended June 30, 2021, $0.6 million of other expense was recorded compared to $0.5 million of other income during the same period of 2020. The $1.1 million increase is primarily due to the $0.3 million in foreign currency losses recorded in 2021 and the long-term employee severance benefit obligation of $0.7 million recorded in Q2 2021 as a result of Mexico Labor Reform implemented during the quarter.

Provision for income taxes – For the six months ended June 30, 2021, income tax expense increased to $3.7 million from $3.4 million tax benefit from the same period in 2020. The 2021 income tax expense is primarily driven by the taxable income generated in 2021. Please see Note 7 for additional information.

Net income (loss) from continuing operations – For the six months ended June 30, 2021, we recorded $4.5 million of net income from continuing operations compared to net loss from continuing operations of $3.0 million during the same period in 2021. The change was attributable to the factors noted above.

Net loss from discontinued operations – No income (or loss was recorded for the period from discontinued operations due to the completion of the spin-off as of December 31, 2020. A net loss of $2.0 million was reported for the same period in 2020.

Net income (loss) – For the six months ended June 30, 2021, $4.5 million in net income was recorded compared to a net loss of $4.9 million during the same period in 2021. The change was attributable to the discontinued operations and other factors noted above.

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

Reconciliations to U.S. GAAP

The following table summarizes Don David Gold Mine’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per oz)
Precious metal gold equivalent ounces sold (oz)	9,685	4,333	18,491	12,943
Total Production (1)	$19,523	$10,611	$34,766	$26,570
Treatment and refining charges (2)	2,927	3,421	5,882	9,290
Co-product credits (2)	(15,549)	(8,059)	(30,106)	(21,970)
Total cash cost after co-product credits	6,901	5,973	10,542	13,890
Total cash cost after co-product credits per AuEq oz sold	$713	$1,378	570	1,073
Sustaining - Capital Expenditure (3)	2,320	173	4,212	2,053
Sustaining - Exploration Expenditure (3)	848	64	1,557	375
Sustaining - general and administrative, including stock-based compensation expenses	2,331	2,196	4,396	4,471
Subtotal of sustaining costs	5,499	2,433	10,165	6,899
Total all-in sustaining cost after co-product credits	12,400	8,406	20,707	20,789
Total all-in sustaining cost after co-product credits per AuEq oz sold	$1,280	$1,940	1,120	1,606
Non-Sustaining cost- Capital Expenditure (3)	1,845	685	3,564	1,976
Non-Sustaining cost- Exploration Expenditure (1)	648	135	1,855	1,113
Subtotal of non-sustaining costs	2,493	820	5,419	3,089
Total all-in cost after co-product credits	14,893	9,226	26,126	23,878
Total all-in cost after co-product credits per AuEq oz sold	$1,538	$2,129	1,413	1,845

(1)	Refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Operations
(2)	Refer to Item 1. Financial Statements: Footnote 4.
(3)	Sum of, refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Cash Flows

Liquidity and Capital Resources

We have a disciplined cash allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our shareholders. Consistent with the strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while returning cash to shareholders through dividends.

Of the $30.5 million cash balance as at June 30, 2021, $28.7 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has provided excess cash for U.S. operations and projects, including a substantial amount of capital for the Nevada Mining Unit that was spun-off in 2020.

As of June 30, 2021, the working capital of $32.6 million, consists of current assets of $49.7 million and current liabilities of $17.1 million. This represents a 4% increase or $1.1 million from the working capital balance of $30.8 million at December 31, 2020. The primary factors influencing the increase in our working capital was cash provided by operating activities of $16.1 million, offset by $9.3 million of cash used in investing activities.

The 2021 capital investments are expected to total $22 million. As of June 30, 2021, capital investments totaled $9.3 million including $3.5 million for the dry stack plant, $4 million for underground development and $1.8 million for other sustaining capital.

While COVID-19 has not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time; however, we believe there is sufficient liquidity and capital resources to fund operations and corporate activities for the foreseeable future.

Cash and cash equivalents increased $5.1 million to $30.5 million during the six months of 2021.

Net cash provided by operating activities for the three months ended June 30, 2021 was $15.9 million compared with $5.7 million for the same period in 2020. The change is primarily due to net income generated during six months ended June 30, 2021, compared to the net loss of $3 million for the same period in 2020, as well as timing of payables benefiting 2021.

Net cash used in investing activities of $9.3 million for the six months ended June 30, 2021 increased by $4.9 million from the same period in 2020 mainly due to the refocus on Mexico operation and development, as well as prior year suspension of Mexico operation and capital projects due to COVID-19 and Discontinued Operation.

Net cash used in financing activities for the three months ended June 30, 2021 was a net outflow of $1.5 million compared to a net inflow of $10.3 million for same period in 2020. The decrease is primarily related to discontinued operations cash outflows and no sales of common shares under our ATM agreement in 2020, as well as higher dividend payments made to our shareholders in 2021 as compared to 2020.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

On October 31, 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to modernize the property disclosure requirements for mining registrants, and related guidance, which are currently set forth in Item 102 of Regulation S-K, Subpart 1300 (aka S-K 1300) under the Securities Act of 1933 and the Securities Exchange Act of 1934 (“Exchange Act”) and in Industry Guide 7. The amendments replaced Guide 7 and are intended to provide investors with a more comprehensive understanding of a registrant’s mining properties, which should help them make more informed investment decisions. The amendments also will more closely align the SEC’s disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards, as embodied by the Committee for Reserves International Reporting Standards (“CRIRSCO”). Registrants must comply with the new rules for the first fiscal year beginning on or after January 1, 2021. The Company is in the process of implementing the new guidance and assessing the impact on the control environment and the financial results.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by words such as “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect,” “may,” “should,” “will,” “likely,” and similar expressions to future periods. Such forward-looking statements include, without limitation, statements we make regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico for infrastructure and exploration activities;
●	The expected completion date and estimated cost of the dry stack filtration plant and tailings project at our Don David Gold Mine and the expected benefits from the improved infrastructure;
●	Expectations regarding drilling activities planned for the second half od 2021;
●	The expected completion date and estimated cost of the tailings regrind circuit and the anticipated improvements in gold recoveries as a result of the tailings regrind circuit;
●	Expectations regarding 2021 capital investment, including the uses and amounts of our capital expenditure budget;
●	Our expectations regarding the future payment of dividends;
●	Anticipated grades from future production; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

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

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations that could affect the mine plan and sequencing;
●	Unexpected changes in business and economic conditions, including the rate of inflation;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God such as floods, earthquakes and any other natural disasters;
●	The uncertainty of reserve and mineralized material estimates; and
●	Such other factors discussed below in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Commodity Price Risk

The results of our operations, cash flows, and financial condition depend in large part upon the market prices of gold, silver, copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, the world supply of and demand for gold, silver and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through gold and silver derivative contracts, although we have no intention of doing so in the near-term.

Generally, the Company historical practice for other commodity price risk management has been to remain exposed to the market prices. In Q2 2021, management elected to hedge 5,500 tonnes or approximately 43% of the Company’s expected 2021 zinc production from June through December 2021 to ensure cash flow stability. The Company entered into a zero-cost collar consisting of call and put options on the same volume to manage its near-term exposure to cash flow variability from zinc price risks. The call options were sold at $2,992 per tonne of zinc to enhance the upside retention and the put options were bought at $2,860 per tonne of zinc to offset the downside through December 31, 2021. In the future, management may continue to hedge some of the risk of base metal price fluctuations. Commodity price risk management activities may prevent us from fully benefiting from price increases and may expose us to regulatory, counterparty credit and other risks. The Company manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. See footnote 13 Derivatives for additional information.

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

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. Dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur some costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus adversely affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. These fluctuations do not impact our revenues since we sell our metals in U.S. Dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results. Approximately 50% and 60% of Costs applicable to sales were paid in currencies other than the U.S. dollar during the three months ended June 30, 2021 and 2020, respectively.

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

Changes in Internal Control Over Financial Reporting – There were no changes that occurred during the three and six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government through which they demanded the cancellation of several concession titles. The federal government ordered a suspension to prevent work related to excavating, drilling, opening tunnels and exploiting the mineral resources on the surface and subsoil of the concessions named in the injunction. Presently, the Don David Gold Mine does not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 has not progressed to a final ruling as courts have been closed for extended periods of time due to the worldwide pandemic.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three and six months ended June 30, 2021, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: July 27, 2021		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: July 27, 2021		/s/ Kimberly C. Perry
	By:	Kimberly C. Perry,
Chief Financial Officer