Form 10-Q
period 2021-09-30
GOLD RESOURCE CORP
filed 2021-10-27
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 74,581,679 shares of common stock outstanding as of October 26, 2021.

GOLD RESOURCE CORPORATION

FORM 10-Q

THIRD QUARTER 2021 HIGHLIGHTS

Highlights for the three months ended September 30, 2021 are summarized below and discussed further in our Management’s Discussion and Analysis:

Strategic

●	On September 7, 2021, Gold Resource Corporation (the “Company”) entered into a binding letter agreement with Aquila Resources Inc. (“Aquila”) in connection with the Company’s proposed acquisition of all the issued and outstanding common shares of Aquila.
●	Subsequent to the quarter close, the Company entered into a definitive arrangement agreement with Aquila.
●	On September 24, 2021, the Company released its 2020 Sustainability Accounting Standards Report.
●	$0.7 million distributed in shareholder dividends this quarter, totaling $118.5 million since 2010.

Operational

●	Don David Gold Mine initiated a safety program that aims to bolster the health and safety culture. Despite program progress, one lost time incident occurred during the quarter. While the incident was not categorized as serious, it was thoroughly investigated, and the appropriate actions taken.
●	The Don David Gold Mine produced and sold a total of 9,170 gold equivalent ounces, comprising 5,809 gold ounces and 255,394 silver ounces, sold at an average price per ounce of $1,762 and $23, respectively.
●	Construction of the water filtration plant and dry stack tailings facilities is 95% complete. The dry stack facilities will conserve and recirculate water, eliminate risks related to traditional tailings facilities, accelerate reclamation of certain areas of the open pit mine, and extend the life of the operations.
●	During the third quarter, we announced encouraging result regarding the potential to increase higher grade mineralized material and the down-dip extension of the Switchback vein system mineralization at depth.
●	With a focus on unlocking the future value at the Don David Gold Mine, a total review of first principles of the mineral reserve and mineral resource block models continued during the quarter, including assessments of the geology, metallurgy, ground support, mining methods and other key criteria. The full review is expected to be completed during the fourth quarter and is expected to form the basis of the December 31, 2021 SK-1300 Technical Report Summary and 2022 production guidance.
●	In August the Company experienced an increase in COVID-19 cases at the Don David Gold Mine and temporarily reduced certain activities for 12 days. The effort controlled the spread of COVID-19 and operations have steadily ramped back up under enhanced screening and safety protocols.

Financial

●	Our balance sheet remains strong with $29.5 million in cash as of September 30, 2021, an increase of $4.1 million since December 31, 2020 after investing $18.9 million in capital and exploration expenditures. Our investment in Mexico is focused on favorably impacting our environment, social and governance programs while creating operational efficiencies and longevity.
●	Year-to-date cash flow from operating activities was $21.9 million.
●	Net income was $1.5 million or $0.02 earnings per share for the quarter.
●	Working capital was $31.0 million at September 30, 2021.
●	Total cash cost for the quarter was $466 per gold equivalent (“AuEq”) ounce (after co-product credits). We currently expect to meet our full year guidance of $250 to $290 per AuEq ounce.
●	Total all-in sustaining cost for the quarter was $1,031 per AuEq ounce (after co-product credits). We currently expect to achieve full year guidance of $800 to $900 per AuEq ounce.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		September 30,	December 31,
	Note	2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$29,544	$25,405
Gold and silver rounds/bullion	5	559	671
Accounts receivable, net		4,947	4,226
Inventories, net	6	10,876	9,995
Prepaid expenses and other current assets	8	2,999	2,576
Total current assets		48,925	42,873
Property, plant and mine development, net	9	66,317	62,511
Deferred tax assets, net		434	309
Other non-current assets		505	41
Total assets		$116,181	$105,734
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$8,988	$8,782
Income taxes payable, net		3,215	73
Mining royalty taxes payable, net		1,861	955
Accrued expenses and other current liabilities	10	3,888	2,275
Total current liabilities		17,952	12,085
Reclamation and remediation liabilities	11	3,121	3,098
Other non-current liabilities	10	901	13
Total liabilities		21,974	15,196
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
74,581,679 and 74,376,958 shares outstanding at September 30, 2021 and December 31, 2020, respectively		75	75
Additional paid-in capital		85,429	84,865
Retained earnings		15,758	12,653
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		94,207	90,538
Total liabilities and shareholders' equity		$116,181	$105,734

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 2

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Note	2021	2020	2021	2020
Sales, net	4	$29,029	$26,435	$87,133	$61,105
Mine cost of sales:
Production costs		17,216	16,286	51,982	42,856
Depreciation and amortization		3,521	4,340	11,299	13,537
Reclamation and remediation		47	44	152	119
Total mine cost of sales		20,784	20,670	63,433	56,512
Mine gross profit		8,245	5,765	23,700	4,593
Costs and expenses:
General and administrative expenses		2,355	2,360	6,070	5,961
Exploration expenses		1,805	1,019	3,660	2,132
Restructuring expenses		-	-	496	-
Stock-based compensation	14	30	305	711	1,175
Other expense (income), net	16	174	(599)	727	(1,043)
Total costs and expenses		4,364	3,085	11,664	8,225
Income (loss) before income taxes		3,881	2,680	12,036	(3,632)
Provision for income taxes (benefit)		2,352	2,931	6,697	(420)
Net income (loss) from continuing operations		1,529	(251)	5,339	(3,212)
Net income from discontinued operations, net of income taxes	3	-	5,252	-	3,280
Net income		$1,529	$5,001	$5,339	$68
Net income per common share:
Basic and diluted net income (loss) per common share from continuing operations	17	0.02	0.01	0.07	(0.05)
Basic and diluted net income per common share from discontinued operations	17	-	0.06	-	0.05
Basic and diluted net income per common share	17	$0.02	$0.07	$0.07	$0.00

Weighted average shares outstanding:
Basic	17	74,552,545	70,641,938	74,481,281	68,896,059
Diluted	17	74,898,520	71,044,528	74,842,095	69,289,349

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited 3

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended September 30, 2021 and 2020
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, June 30, 2020	70,397,497	$70	$160,937	$10,570	$(5,884)	$(1,171)	$164,522
Stock-based compensation	-	-	305	-	-	-	305
Common stock issued for vested restricted stock units	58,133	-	-	-	-	-	-
Dividends declared	-	-	-	(708)	-	-	(708)
Issuance of stock, net of issuance costs	1,731,433	2	6,872	-	-	-	6,874
Net income	-	-	-	5,001	-	-	5,001
Balance, September 30, 2020	72,187,063	$72	$168,114	$14,863	$(5,884)	$(1,171)	$175,994

Balance, June 30, 2021	74,868,322	$75	$85,269	$14,974	$(5,884)	$(1,171)	$93,263
Stock-based compensation	-	-	160	-	-	-	160
Common stock issued for vested restricted stock units	50,183	-	-	-	-	-	-
Dividends declared	-	-	-	(745)	-	-	(745)
Surrender of stock for taxes due on vesting	(428)	-	-	-	-	-	-
Net income	-	-	-	1,529	-	-	1,529
Balance, September 30, 2021	74,918,077	$75	$85,429	$15,758	$(5,884)	$(1,171)	$94,207

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited	4

	For the nine months ended September 30, 2021 and 2020
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058
Stock-based compensation	-	-	1,175	-	-	-	1,175
Common stock issued for vested restricted stock units	93,205	-	-	-	-	-	-
Dividends declared	-	-	-	(2,081)	-	-	(2,081)
Issuance of stock, net of issuance costs	6,065,933	6	18,768	-	-	-	18,774
Net income	-	-	-	68	-	-	68
Balance, September 30, 2020	72,187,063	$72	$168,114	$14,863	$(5,884)	$(1,171)	$175,994

Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538
Stock-based compensation	-	-	506	-	-	-	506
Net stock options exercised	217,718	-	263	-	-	-	263
Common stock issued for vested restricted stock units	52,797	-	-	-	-	-	-
Dividends declared	-	-	-	(2,234)	-	-	(2,234)
Surrender of stock for taxes due on vesting	(65,794)	-	(205)	-	-	-	(205)
Net income	-	-	-	5,339	-	-	5,339
Balance, September 30, 2021	74,918,077	$75	$85,429	$15,758	$(5,884)	$(1,171)	$94,207

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Interim Condensed Consolidated Financial Statements and Notes—Unaudited	5

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

	For the nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$5,339	$68
Net income from discontinuing operations	-	3,280
Net income (loss) from continuing operations	$5,339	$(3,212)
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred income taxes	(74)	(4,617)
Depreciation and amortization	11,405	13,690
Stock-based compensation	711	1,175
Other operating adjustments	475	(831)
Changes in operating assets and liabilities:
Accounts receivable	(721)	5,185
Inventories	(810)	838
Prepaid expenses and other current assets	(1,038)	(178)
Accounts payable and other accrued liabilities	2,730	(897)
Mining royalty and income taxes payable, net	3,855	935
Net cash provided by operating activities from continuing operations	21,872	12,088

Cash flows from investing activities:
Capital expenditures	(15,217)	(6,546)
Proceeds from the sale of gold and silver bullion/rounds	-	133
Net cash used in investing activities from continuing operations	(15,217)	(6,413)

Cash flows from financing activities:
Proceeds from the exercise of stock options	263	-
Proceeds from issuance of stock	-	18,673
Dividends paid	(2,481)	(2,062)
Cash related to the spin-off	-	(7,616)
Other financing activities	3	(6)
Net cash (used in) provided by financing activities from continuing operations	(2,215)	8,989
Effect of exchange rate changes on cash and cash equivalents from continuing operations	(301)	(303)

Cash flows from discontinued operations:
Net cash provided by operating activities	-	5,198
Net cash used in investing activities	-	(6,368)

Net increase in cash and cash equivalents	4,139	13,191
Cash and cash equivalents of continuing operations at beginning of period	25,405	10,210
Cash and cash equivalents of continuing operations at end of period	$29,544	$23,401

Supplemental Cash Flow Information Continuing Operations
Interest expense paid	$-	$25
Income and mining taxes paid	$3,898	$1,915
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(72)	$(675)
Change in estimate for asset retirement costs	$7	$(307)

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2021
(Unaudited)

1. Basis of Preparation of Financial Statements

The Condensed Consolidated Interim Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

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

Results of discontinued operations for the three and nine months ended September 30, 2020, are as follows (in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2020	2020
	(Unaudited)	(Unaudited)
Sales, net	$15,851	$30,284
Mine cost of sales	10,714	25,872
Mine gross profit	5,137	4,412
Exploration expenses	780	1,373
Other expense, net	62	172
Profit before income taxes	4,295	2,867
Income tax benefit	(957)	(413)
Net income from discontinued operations	$5,252	$3,280

Selected Statements of Cash Flows presenting depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of FGC were as follows:

	For the three months ended September 30,	For the nine months ended September 30,
	2020	2020
	(Unaudited)	(Unaudited)
Cash flows from discontinued operating activities:
Net income	$5,252	$3,280
Adjustments to reconcile net income to net cash from discontinued operating activities:
Deferred income benefit	(957)	(413)
Depreciation and amortization	2,981	6,263
Other operating adjustments	24	17
Changes in operating assets and liabilities:
Accounts receivable	(1,500)	(1,599)
Inventories	154	(2,662)
Prepaid expenses and other current assets	(6)	(17)
Other non-current assets	(1,048)	(1,304)
Accounts payable and other accrued liabilities	1,654	958
Mining royalty and income taxes payable, net	675	675
Net cash provided by discontinued operating activities	7,229	5,198

Cash flows from discontinued investing activities:
Capital expenditures	(173)	(6,368)
Net cash used in discontinued investing activities	(173)	(6,368)

Cash flows from discontinued financing activities:
Cash transferred from Gold Resource Corporation prior to spin-off	294	8,786
Repayment of loans payable	109	(326)
Repayment of finance leases	(440)	(656)
Net cash provided (to) by discontinued financing activities	(37)	7,804

Supplemental Cash Flow Information Discontinued Operations
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(14)	$(1,532)
Change in estimate for asset retirement costs	$307	$1,404

Effective December 31, 2020, in connection with the spin-off, the Company entered into an agreement with FGC that governs the relationship of the parties following the spin-off. The Management Services Agreement provided that the Company and its subsidiaries provide services to FGC to assist in the transition of FGC as a separate company. The agreed upon charges for services rendered were based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. Due to the successful development of FGC’s corporate, administrative, and technical capabilities, the Company terminated the Agreement effective on May 21, 2021.

4. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Doré sales, net
Gold	$1,634	$1,495	$6,816	$5,155
Silver	38	878	643	2,232
Less: Refining charges	(21)	(67)	(112)	(212)
Total doré sales, net	1,651	2,306	7,347	7,175
Concentrate sales
Gold	8,709	5,211	22,904	13,894
Silver	6,179	6,857	19,443	14,638
Copper	2,447	2,911	9,547	6,470
Lead	3,641	3,501	8,641	8,730
Zinc	9,187	10,894	27,193	25,110
Less: Treatment and refining charges	(2,307)	(5,795)	(8,098)	(14,930)
Total concentrate sales, net	27,856	23,579	79,630	53,912
Realized (loss) gain embedded derivative, net	(246)	653	204	250
Unrealized (loss) gain embedded derivative, net	(232)	(103)	(48)	(232)
Total sales, net	$29,029	$26,435	$87,133	$61,105

5. Gold and Silver Rounds/Bullion

The Company sponsored a dividend exchange program under which shareholders could exchange their cash dividends for minted gold and silver rounds. The Company determined to discontinue its dividend exchange program effective Q3 2021 due to its administration costs and limited shareholder participation.

At September 30, 2021 and December 31, 2020, the Company’s holdings and value of rounds/bullion, using quoted market prices, consisted of the following:

	As of September 30, 2021			As of December 31, 2020
	(Unaudited)
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	176	$1,743	$307	189	$1,888	$357
Silver	11,715	$21.53	252	11,842	$26.49	314
Total holdings			$559			$671

6. Inventories, net

At September 30, 2021 and December 31, 2020, inventories, net, consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Stockpiles - underground mine	$796	$648
Stockpiles - open pit mine	-	41
Concentrates	1,745	1,919
Doré, net (1)	602	459
Subtotal - product inventories	3,143	3,067
Materials and supplies (2)	7,733	6,928
Total	$10,876	$9,995
(1)	Net of reserve of nil and $368 at September 30, 2021 and December 31, 2020, respectively.
(2)	Net of reserve for obsolescence of $209 both as of September 30, 2021 and December 31, 2020.

7. Income Taxes

The Company recorded an income tax expense of $2.4 million and $6.7 million for the three and nine months ended September 30, 2021. For the three and nine months ended September 30, 2020, the Company recorded an income tax expense of $2.9 million and a benefit of $0.4 million, respectively. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21% and a 5% withholding tax applies to dividends received from Mexico. The Mexico income is taxed at 37.5% (30% income tax and 7.5% mining tax) and Canada income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. jurisdiction does not currently generate taxable income.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax. The first is a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest, and it is considered an income tax for purposes of financial reporting. The second is a 0.5% mining duty over sales of gold and silver, but this duty is not considered an income tax for financial reporting purposes and reported as production cost. Both duties are tax deductible for Mexico income tax purposes. In addition, in Q1 2021, the Mexican Tax Authorities introduced new tax regulation wherein the treatment of exploration expenses for mining royalty taxes were aligned with the income tax treatment. Exploration expenses that were previously 100% deductible in the year incurred are now being deducted at a rate of 10% per year for 10 years.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends, which are subject to a 10% Mexico withholding tax, unless otherwise provided per a tax treaty. The current U.S.-Mexico tax treaty limits the dividend withholding tax between these countries to 5%, as long as certain requirements are met. Based on the understanding that it meets these requirements, the Company pays a 5% withholding tax on dividends received from Mexico in 2021. The impact of the planned annual dividends for 2021 is reflected in the estimated annual effective tax rate.

As of September 30, 2021, the Company believes that it has no liability for uncertain tax positions.

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low-taxed income, commonly referred to as GILTI tax, which was introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations allow income to be excluded from GILTI tax that is subject to an effective tax rate higher than 90% of the U.S. tax rate (18.9%). The Company completed its assessment, and due to the high tax exception, no GILTI tax was incurred for the nine months ended September 30, 2021.

8. Prepaid Expenses and Other Current Assets

At September 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Advances to suppliers	$247	$374
Prepaid insurance	1,763	709
IVA taxes receivable, net	665	846
Other current assets	324	647
Total	$2,999	$2,576

9. Property, Plant and Mine Development, net

At September 30, 2021 and December 31, 2020, property, plant and mine development, net consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Asset retirement costs	$1,071	$1,064
Construction-in-progress(1)	13,265	7,158
Furniture and office equipment	1,896	1,839
Land	230	230
Light vehicles and other mobile equipment	2,236	2,192
Machinery and equipment	33,083	31,227
Mill facilities and infrastructure	24,455	24,407
Mine Development	89,760	83,859
Software and licenses	1,636	1,619
Subtotal	167,632	153,595
Accumulated depreciation and amortization	(101,315)	(91,084)
Total	$66,317	$62,511
(1)	Includes accrued capital expenditures of $1.0 million both at September 30, 2021 and December 31, 2020.

The Company recorded depreciation and amortization expense of $3.5 million and $11.3 million for the three and nine months ended September 30, 2021, as compared with $4.3 million and $13.5 million for the same periods ended September 30, 2020.

10. Accrued Expenses and Other Liabilities

At September 30, 2021 and December 31, 2020, accrued expenses and other liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2021	2020
	(Unaudited)
	(in thousands)
Accrued royalty payments	1,401	1,796
Dividends payable	-	247
Zinc derivatives	144	-
Employee profit sharing obligation	1,569	-
Other payables	774	232
Total accrued expenses and other current liabilities	$3,888	$2,275

Accrued non-current labor obligation	682	-
Deferred stock unit ("DSU") compensation liability	204	-
Other long-term liabilities	15	13
Total other non-current liabilities	$901	$13

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This new decree amends the outsourcing provisions, whereby operating companies will no longer be able to source their labor resources used to carry out the core business functions from service entities or third-party providers.

Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. In the past, the Company was not subject to PTU payments, as it had been sourcing its labor resources through a third-party service provider.

As a result of adoption of the new legislation, in year-to-date 2021, $1.6 million for PTU was recorded in current liabilities and production cost, as well as $0.7 million for statutory employee severance benefits was recorded in other long-term liabilities and other expenses.

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	2021	2020
	(Unaudited)
	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,890	$2,003
Foreign currency exchange loss (gain)	(34)	(113)
Reclamation liabilities – balance at end of period	1,856	1,890

Asset retirement obligation – balance at beginning of period	1,208	1,105
Changes in estimate	7	82
Accretion	72	79
Foreign currency exchange loss (gain)	(22)	(58)
Asset retirement obligation – balance at end of period	1,265	1,208
Total period end balance	$3,121	$3,098

The Company’s undiscounted reclamation liabilities of $1.9 million as of September 30, 2021 and December 31, 2020, are related to the Don David Gold Mine in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant & Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant & Mine Development, post 2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of September 30, 2021 and December 31, 2020, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $1.3 million and $1.2 million, respectively.

12. Commitments and Contingencies

Commitments

Both as of September 30, 2021 and December 31, 2020, the Company has equipment purchase commitments of approximately $0.4 million.

Other Contingencies

The Company has certain other contingencies resulting from litigation, claims, and other commitments that are subject to a variety of environmental and safety laws and regulations incident related to the ordinary course of business. The Company currently has no basis to conclude that any or all of such contingencies will materially affect its financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by the Company, and there can be no assurance that their ultimate disposition will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

The following table summarizes the Company’s unsettled sales contracts at September 30, 2021 with the quantities of metals under contract subject to final pricing occurring through October 2021:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	2,579	118,576	146	740	3,148
Average forward price (per ounce or tonne)	$1,770	$23.07	$9,324	$2,261	$2,988
Unsettled sales contracts value (in thousands)	$4,565	$2,736	$1,361	$1,673	$9,406	$19,741

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

As of September 30, 2021, the Company’s derivatives not designated as hedges consist of zinc zero cost collars used to manage its near-term exposure to cash flow variability from zinc price risks in 2021. A zero cost collar is a combination of two options: a sold call option and a purchased put option. The Company sold call options to establish the ceiling price of $2,992 per tonne of zinc that the Company will receive for the contracted zinc volume of 5,500 tonnes for June through

December 2021. The purchased put establishes the floor price of $2,860 per tonne of zinc that we will receive for the same contracted tonnes and period of time.

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Otherwise, any fair value gains or losses are recognized in earnings in the current period. The fair value does not reflect the realized or cash value of the instrument. Mark-to-market adjustments are made until the physical commodity is delivered or the financial instrument is settled. The September 2021 London Metal Exchange (“LME”) average zinc price of $3,042 exceeded the call option ceiling of $2,992, resulting in a realized loss of $40 thousand. The mark-to-market adjustment on the remaining 2,550 tonnes resulted in an unrealized loss of $0.1 million, recorded in Accrued expenses and other current liabilities.

Subsequent to quarter end, on October 11, 2021, the Company executed additional derivatives of zero cost collars to manage its near-term exposure to cash flow variability from zinc price risks through March 2022. The Company sold call options to establish the ceiling price of $3,200 per tonne of zinc that the Company will receive for the contracted zinc volume of 4,000 tonnes for October 2021 through March 2022. The purchased put establishes the floor price of $2,910 per tonne of zinc that we will receive for the same contracted tonnes and period of time.

The Company manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits.

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

130,000 DSUs were granted to the Board of Directors during the period ended March 31, 2021 and are redeemable in cash or shares at the earlier of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. The Company may also issue DSUs for directors in lieu of board fees at their request. As of September 30, 2021, there were 1,960 DSUs granted in lieu of board fees that are also subject to mark-to-market adjustment. As of September 30, 2021, the Company recorded $0.2 million of other non-current liability and expense for the DSUs based on the fair value of the Company’s stock price.

During the three and nine months ended September 30, 2021, a total of 49,755 and 52,797 RSUs vested, respectively, and shares were issued with an intrinsic value of $0.1 and $0.1 million, respectively, and a fair value of $0.1 and $0.1 million, respectively. During the three and nine months ended September 30, 2020, a total of 58,133 and 93,205 RSUs vested, respectively, and shares were issued with an intrinsic value of $0.2 and $0.4 million, respectively, and a fair value of $0.3 and $0.5 million, respectively.

No stock options were exercised during the three months ended September 30, 2021. During the nine months ended September 30, 2021, stock options to purchase an aggregate of 217,718 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.31 per share. No stock options were exercised during the three and nine months ended September 30, 2020.

Stock-based compensation expense for stock options, RSUs, and DSUs for the periods presented is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Stock options	$74	$140	$436	$535
Restricted stock units	87	165	71	640
Deferred stock units	(131)	-	204	-
Total	$30	$305	$711	$1,175

The Company has a short-term incentive plan (“STIP”) for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics. As of September 30, 2021 we accrued $0.4 million related to the STIP program. As of December 31, 2020, there were no accruals related to the STIP.

15. Shareholders’ Equity

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale of the Company’s common stock from time to time, having an aggregate gross sales price of up to $75.0 million (the “Shares”), which was subsequently renewed in June 2020. The ATM Agreement will remain in full force and effect until the earlier of (i) June 3, 2023 or (ii) the date that the ATM Agreement is terminated in accordance with its terms. An aggregate of 1,705,323 shares and 6,039,823 shares of the Company’s common stock were sold through the ATM Agreement during the three and nine months ended September 30, 2020, respectively, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $6.8 million and $18.7 million, respectively. No ATM shares were sold during the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2021, the Company declared dividends of $0.01 per common share and $0.03 per common share, respectively, and paid an aggregate total of $0.7 million and $2.5 million, respectively. During the three and nine months ended September 30, 2020, the Company declared and paid dividends of $0.01 per common share and $0.03 per common share, respectively, for an aggregate total of $0.7 million and $2.1 million, respectively.

At the Company’s annual meeting held in June 2021, shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100 million to 200 million shares.

16. Other (Income) Expense, net

Other (income) expense, net, for the periods presented consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Unrealized currency exchange (gain) loss (1)	$(59)	$163	$257	$221
Realized currency exchange loss (gain)	24	(76)	(35)	(191)
Unrealized loss (gain) from gold and silver rounds/bullion, net (1)	55	(716)	86	(1,175)
Unrealized loss on zinc zero cost collar (1)	144	-	144	-
Realized loss on zinc zero cost collar	40	-	40	-
Employee benefit obligation	-	-	700	-
Other (income) expense	(30)	30	(465)	102
Total	$174	$(599)	$727	$(1,043)
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 18.

17. Net Income per Common Share

Basic net income per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All the Company’s RSUs and DSUs are considered to be dilutive in periods with net income.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 2.1 million and 3.6 million shares of common stock at weighted average exercise prices of $5.11 and $8.97 were outstanding at September 30, 2021 and 2020, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) from continuing operations	1,529	(251)	5,339	(3,212)
Net income from discontinued operations	-	5,252	-	3,280
Net income (in thousands)	$1,529	$5,001	$5,339	$68

Denominator:
Basic weighted average shares of common stock outstanding	74,552,545	70,641,938	74,481,281	68,896,059
Dilutive effect of share-based awards	345,975	402,590	360,814	393,290
Diluted weighted average common shares outstanding	74,898,520	71,044,528	74,842,095	69,289,349

Basic and diluted net income (loss) per common share:
Continuing operations	0.02	0.01	0.07	(0.05)
Discontinued operations	-	0.06	-	0.05
Basic and diluted net income per common share	$0.02	$0.07	$0.07	$0.00

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	As of	As of
	September 30,	December 31,	Input Hierarchy Level
	2021	2020

	(in thousands)
Cash and cash equivalents	$29,544	$25,405	Level 1
Gold and silver rounds/bullion	$559	$671	Level 1
Accounts receivable, net	$4,947	$4,226	Level 2
Derivative liability - zinc zero cost collar	$(144)	$-	Level 2

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals which are valued using quoted market prices. Please see Note 5 for additional information.

Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of embedded derivatives mark-to-market value of $0.1 million as of September 30, 2021, and $0.2 million as of December 31, 2020. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism and are accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date and included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments. Please see Note 13 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Interim Statements of Operations as shown in the following table:

		For the three months ended September 30,		For the nine months ended September 30,		Statement of Operations Classification
		2021	2020	2021	2020

	Note	(in thousands)
Realized and unrealized derivative (loss) gain, net	14	$(478)	$550	$156	$18	Sales, net
Unrealized gold and silver rounds/bullion (loss) gain	16	$(55)	$716	$(86)	$1,175	Other expense, net
Realized (loss) on zinc zero cost collar, net	16	$(40)	$-	$(40)	$-	Other expense, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2021
Realized (loss) gain	$(110)	$(295)	$(4)	$72	$91	$(246)
Unrealized gain (loss)	28	(11)	(16)	(84)	(149)	(232)
Total realized/unrealized derivatives, net	$(82)	$(306)	$(20)	$(12)	$(58)	$(478)

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2020
Realized gain	$132	$339	$89	$16	$77	$653
Unrealized (loss)	(11)	(47)	(24)	(10)	(11)	(103)
Total realized/unrealized derivatives, net	$121	$292	$65	$6	$66	$550

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2021
Realized (loss) gain	$(133)	$(123)	$63	$146	$251	$204
Unrealized gain (loss)	58	10	(24)	(63)	(29)	(48)
Total realized/unrealized derivatives, net	$(75)	$(113)	$39	$83	$222	$156

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2020
Realized gain (loss)	$651	$451	$20	$(143)	$(729)	$250
Unrealized (loss) gain	(209)	(290)	(9)	41	235	(232)
Total realized/unrealized derivatives, net	$442	$161	$11	$(102)	$(494)	$18

For the zinc zero cost collar, when the prior month LME average zinc price is greater than the call price, positions settling in the period are recorded as a realized gain or loss, and unsettled positions are recorded as an unrealized gain or loss.

19. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Unrealized loss (gain) on gold and silver rounds/bullion	$55	$(716)	$86	$(1,175)
Unrealized foreign currency exchange (gain) loss	(59)	163	257	221
Unrealized loss on zinc zero cost collar	144	-	144	-
Other	(106)	81	(12)	123
Total other operating adjustments	$34	$(472)	$475	$(831)

20. COVID-19 Pandemic

The Company continues to protect the health and safety of our employees, contractors, and communities, by taking precautionary measures, including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely with the benefit of technology, we are able to maintain our operations and internal controls over financial reporting and disclosures.

On August 18, 2021, we announced the temporary suspension of activities at the Don David Gold Mine in response to a spike in COVID-19 cases at our mine and surrounding communities. The suspension lasted twelve days and by September 7, 2021, we had significantly ramped back up operations under further enhanced COVID-19 protocols. The Company incurred COVID-19 specific costs of $0.1 million in 2021 for activities such as additional health and safety procedures, increased transportation and community contributions. We are working with local authorities, to improve the availability of vaccines to our employees and host communities.

As of the date of the issuance of these unaudited Condensed Consolidated Interim Financial Statements, there have been no other significant impacts, including impairments, to the Company’s operations and financial statements. However, the long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial position, and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position, and cash flows may be materially adversely affected. The Company is not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when and if needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). The Company believes that current working capital balances will be sufficient for the foreseeable future, although there is no assurance that will be the case.

21. Subsequent Events

Subsequent to quarter end, on October 6, 2021, the Company entered into a definitive arrangement agreement with Aquila Resources Inc., whereby GRC will acquire all the issued and outstanding common shares of Aquila by way of a plan of arrangement under the Business Corporations Act (Ontario). Subject to the satisfaction of customary conditions precedent, the Company expects to complete the transaction in the fourth quarter of 2021.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2021 and compares those results with the three and nine months ended September 30, 2020 It also analyzes the Company’s financial condition at September 30, 2021 and compares it to the financial condition at December 31, 2020. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2020 contained in our annual report on Form 10-K.

The discussion also presents certain non-GAAP financial measures that are important to management in its evaluation of our operating results, and which are used by management to compare our performance with what we perceive to be peer group mining companies and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion under “Non-GAAP Measures”.

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Overview

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. The Don David Gold Mine currently has six projects with the primary mineral production coming from the Arista underground mine located at the Aguila project. This mine supplies ore to our processing facilities, also located at the Aguila project. We produce gold and silver doré and copper, lead, and zinc concentrates which also contain gold and silver.

During the first half of 2021, a new management team was assembled with a directive to unlock the value of the Mexican assets and a mandate to grow the company. Year-to-date initiatives have focused on safety culture and related programs, identifying additional mineral reserves, improving mine planning and execution, identification and implementation of operational efficiencies, all while exploring organic and strategic opportunities for growth.

Working safely continues to underpin all that we do, with our goal of developing a zero-harm workplace for our employees, the environment, and our local communities. Despite rigorous safety protocols being in place, we have had three lost time incidents this year. During the first half of the year, we initiated a Global Health and Safety Directive with an objective to lower first aid, medical aid, lost time accidents, and near misses. This program builds on the protocols already in place and provides our operation’s personnel with a common approach to achieving our safety objectives. More recently, safety program objectives have been focused on identification and monitoring of leading indicators of a safe workplace such as leadership in the field, regular and consistent risk assessment, behavioral observations, training records, and department safety meetings.

The team at Gold Resource Corporation holds itself accountable to the highest environmental, social, and governance standards. Our commitment to acting responsibly and delivering excellence in sustainability allows us to deliver benefits to all our stakeholders, including our employees and local communities. In September 2021, we issued our 2020 Sustainability Disclosure Topics & Accounting Metrics report (“2020 SASB Report”), which uses the Value Reporting Foundation’s Metals & Mining Sustainability Accounting Standard of reporting to outline our progress on our sustaintability performance. As described in the 2020 SASB Report, during 2020, we achieved significant progress when compared with 2019, including the following:

1.	A 38% decline in greenhouse gas emissions (or 23% decline related to CO2 equivalent tons produced per tonne of ore processed);

2.	A 14.8% decline in the water withdrawn from the fresh water source per tonne of ore processed;
3.	A 31% decline in the fresh water consumed per tonne of ore processed; and
4.	The percentage of tailings recycled through the paste plant and deposited in underground workings rose to 26% from 5.7% in 2019.

The declines in CO2 equivalent tons are largely due to the conversion to the electrical grid from diesel generating capacity. We continue to focus on identifying opportunities to lower our power consumption and improve efficiency in this area. The declines in water consumption were due to the installation of the paste tailings plant, as water is recycled back to the processing plant from this process.

With a focus on unlocking the value of the Don David Gold Mine, we are undertaking a comprehensive review of our geological data base and interpretation of the mineralization, the block models derived from them, and ultimately the mine plan and production guidance to ensure more reliable and accurate mine planning and forecasting. In addition, metallurgy, mining methods, ground control, and other parameters are being reviewed. During the first half of 2021, changes to the mine plan were made to allow management to evaluate and put into effect ground support measures in the Switchback vein system of the underground mine. Accordingly, we changed our mining approach to ensure stability and to reduce dilution. During the third quarter, mining resumed in the Soledad vein of the Switchback vein system, which improved the mining productivity due to wider mining widths and higher grade ore.

Identification and implementation of operational efficiencies include regrinding tails from the zinc concentrate to increase gold recoveries by 6% to 10%, improving ground support designs and shotcrete application, optimizing the position of re-muck bays, and improving blasting techniques, among other initiatives.

During the third quarter, we announced encouraging results regarding the potential to increase higher grade mineralized material and the down-dip extension of the Switchback vein system mineralization at depth. The underground exploration drill program progressed with the completion of 10 drill holes totaling 3,851 meters, as well as 37 mine infill and definition drill holes totaling 3,801 meters at our Arista and Switchback vein systems. Surface drilling at the Aguila Project is ongoing, with 22 drill holes completed during the quarter totaling 3,917 meters.

After careful and lengthy evaluation of the investment opportunity of acquiring Aquila Resources Inc., whose principal asset is the Back Forty Project in the Upper Peninsula of Michigan, USA, on September 7, 2021, we announced we had entered into a binding letter agreement with Aquila, and on October 6, 2021, we announced we entered into an arrangement agreement with Aquila to purchase all of the issued and outstanding shares of Aquila by way of a plan of arrangement under the Business Corporation Act (Ontario). The acquisition, upon closing, is expected to be immediately accretive to the Company’s shareholders on a net asset value basis that includes a potential to increase the Company’s gold resources by more than 500%. Additionally, the Company combined is expected to benefit from a peer leading growth profile, a robust balance sheet with no debt and free cash flow generation from its Don David Gold Mine. The Company’s financial strength should result in an improved ability to secure a project financing facility sufficient to fund the development of the Back Forty Project. The acquisition provides shareholders the opportunity to participate in the growth of a multi-operation, diversified precious and base metal producer with a lower jurisdictional risk.

Back Forty Project, when developed, is expected to produce gold and silver doré and copper, lead and zinc concentrates bearing gold and silver. The current Aquila feasibility study is planned to be completed in the first half of 2022 with permitting and detailed engineering to continue into 2023. The Company has commenced early integration of the project team to optimize the feasibility study, related mine plan and to ensure a positive long-term impact on the environment and host communities.

Our financial statements report the sale of precious and base metals as revenue, and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the long-term primary driver of our economic decisions and believe that base metals are secondary products for non-GAAP financial measures.

Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold converted to gold equivalent ounces using the gold to silver average realized price ratio for the period.

COVID-19 Pandemic

The Company continues to protect the health and safety of our employees, contractors, and communities, by taking precautionary measures, including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely with the benefit of technology, we are able to maintain our operations and internal controls over financial reporting and disclosures.

On August 18, 2021, we announced the temporary suspension of activities at the Don David Gold Mine in response to a spike in COVID-19 cases at our mine and surrounding communities. The suspension lasted twelve days and by September 7, 2021, we had significantly ramped back up operations under further enhanced COVID-19 protocols. The Company incurred incremental COVID-19 specific costs of $0.1 million during the quarter for activities such as additional health and safety procedures, increased transportation and community contributions. We are working with local authorities, to improve the availability of vaccines to our employees and host communities.

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

Updated Guidance

Ground support challenges in the first half on 2021, coupled with the temporary ramp down of operations during late August and early September, will affect our overall production result; accordingly, we are providing an update to our 2021 annual guidance:

Measure	Original 2021 Guidance		Updated 2021 Guidance
Payable Production	19,500 to 21,500 Gold Ounces		21,000 to 23,000 Gold Ounces
	1,700,000 to 1,800,000 Silver Ounces		1,100,000 to 1,300,000 Silver Ounces
Cash Costs(1) after co-products credits(2) per gold equivalent (“AuEq”) ounce	$210 to $225		$250 to $290 Primary due to lower co-product credits due to lower base metal tonnages produced and sold.
All-in Sustaining Costs(1) after co-product credits(2) per AuEq ounce	$800 to $900		Guidance maintained Lower co-product credits largely offset by less underground development.
Capital Investment	$22.0 million to include:		$16 million
	- Gold Regrind	$1.9 million	Primary due to lower underground development than originally anticipated, noted in our 10Q for Q2
	- Dry Stack Completion	$6.2 million
	- Underground Development	$9.8 million
	- Other Sustaining	$4.1 million
Exploration Commitment	$7.2 million to include:		Guidance maintained
	- Surface Exploration	$3.0 million
	- Underground Drilling	$2.6 million
	- Exploration Development	$1.6 million
G & A(3)	$6.0 million to $6.5 million, excluding Stock-based Compensation & Restructuring		$6.5 million to $6.9 million, excluding Stock-based Compensation & Restructuring

(1)	Calculations of cash cost after co-product credits per AuEq ounce and all-in sustaining cost after co-product credits per AuEq ounce are non-GAAP financial measures. Please see the Non-GAAP Measures section of the Management's Discussion and Analysis and Results of Operations for a complete reconciliation of the non-GAAP measures.
(2)	Co-product credits are based on approximately 7,200 tonnes of lead sold at an $0.90 per pound metal price (originally 8,000 tonnes of lead sold at $0.80 per pound), approximately 1,500 tonnes of copper sold at an $4.00 per pound metal price (originally 1,800 tonnes of copper sold at $2.80 per pound), and approximately 16,000 tonnes of zinc sold at an $1.25 per pound metal price (originally 21,000 tonnes of zinc sold at $1.04 per pound).
(3)	The above revised guidance does not include any costs associated with the acquisition of Aquila Resources Inc.

Results of Operations

Don David Gold Mine

Mine activities during the nine months of 2021 included development and ore extraction from the Arista mine, while maintaining strict COVID-19 safety protocols to keep employees safe. The Company temporary suspended activities for 12 days at the Don David Gold Mine in response to a spike in COVID-19 cases at our mine and surrounding communities in late August and early September 2021. The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Arista Mine
Milled
Tonnes Milled	97,806	136,618	351,572	373,394
Grade
Average Gold Grade (g/t)	2.68	1.25	2.04	1.35
Average Silver Grade (g/t)	91	76	82	78
Average Copper Grade (%)	0.37	0.40	0.39	0.39
Average Lead Grade (%)	2.29	1.93	1.84	1.95
Average Zinc Grade (%)	4.79	5.02	4.20	4.85
Aguila Open Pit Mine
Milled
Tonnes Milled	204	16,913	15,008	34,740
Grade
Average Gold Grade (g/t)	3.33	1.35	1.88	1.32
Average Silver Grade (g/t)	14	32	33	36
Mirador Mine
Milled
Tonnes Milled	-	-	-	7,450
Grade
Average Gold Grade (g/t)	-	-	-	0.91
Average Silver Grade (g/t)	-	-	-	130
Combined
Tonnes milled	98,010	153,531	366,580	415,584
Tonnes Milled per Day (1)	1,353	1,745	1,495	1,880
Metal production (before payable metal deductions) (2)
Gold (ozs.)	6,933	4,728	19,585	13,619
Silver (ozs.)	265,829	324,592	869,418	912,464
Copper (tonnes)	284	428	1,093	1,162
Lead (tonnes)	1,808	2,157	5,199	5,811
Zinc (tonnes)	3,920	5,538	11,980	14,386
(1)	Based on actual days the mill operated during the period. Q3 2021 results reflect only 72 days for mill operations due to the suspension of mining operations due to COVID-19.
(2)	The difference between what we report as "Metal Production" and "Metal Sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals for which we are paid according to the terms of our sales contracts. Differences can also arise from inventory changes related to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

For the three months ended September 30, 2021, the Don David Gold Mine production totaled 6,933 gold ounces and 265,829 silver ounces, representing a 47% increase in gold production and a 18% decrease silver production, from the same period in 2020. The increase is a direct result of the higher grades offset by lower tonnes processed.

Production Volumes

During the three months ended September 30, 2021, total tonnes milled were 36% lower than the three months ended September 30, 2020, as a result of the suspension of mining operations in Q3 2021 for 12 days to manage the spike in COVID-19 cases and the related impact of enhanced safety and quarantine protocols.

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

Grades & Recoveries

During the three months ended September 30, 2021, the majority of ore processed came from the Arista underground mine with an average gold grade of 2.68 g/t and silver grade of 91 g/t, compared with 1.25 g/t and 76 g/t, respectively, for the same period in 2020. The average gold grade was 114% higher and silver grade 20% higher, consistent with mine sequencing and the current year mine plan.

Our base metals average grades during the three months ended September 30, 2021 were 0.37% copper, 2.29% lead, and 4.79% zinc. Overall base metal grades are consistent year over year and in line with the mine plan.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Doré and concentrate sales	$31,835	$31,747	$95,187	$76,229
Less: Treatment and refining charges	(2,328)	(5,862)	(8,210)	(15,142)
Realized/unrealized derivatives, net	(478)	550	156	18
Sales, net	29,029	26,435	87,133	61,105
Total mine cost of sales	20,784	20,670	63,433	56,512
Mine gross profit	8,245	5,765	23,700	4,593
Other costs and expenses, including tax:	6,716	6,016	18,361	7,805
Net income (loss) from continuing operations	1,529	(251)	5,339	(3,212)
Net income from discontinued operations, net of income taxes	-	5,252	-	3,280
Net income	$1,529	$5,001	$5,339	$68

Total cash cost after co-product credits per AuEq oz sold	$466	$612	$535	$844
Total all-in sustaining cost after co-product credits per AuEq oz sold	$1,031	$1,109	$1,090	$1,360
Total all-in cost after co-product credits per AuEq oz sold	$1,564	$1,350	$1,462	$1,598

Sales

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Metal sold
Gold (ozs.)	5,809	3,619	16,525	11,153
Silver (ozs.)	255,394	316,993	778,776	862,087
Copper (tonnes)	268	447	1,015	1,090
Lead (tonnes)	1,550	1,849	3,940	4,827
Zinc (tonnes)	3,059	4,586	9,386	11,534
Average metal prices realized (1)
Gold ($ per oz.)	1,762	1,887	1,790	1,766
Silver ($ per oz.)	23.19	25.47	25.63	20.09
Copper ($ per tonne)	9,092	6,711	9,466	5,954
Lead ($ per tonne)	2,397	1,902	2,231	1,779
Zinc ($ per tonne)	3,032	2,392	2,924	2,114
Precious metal gold equivalent ounces sold
Gold Ounces	5,809	3,619	16,525	11,153
Gold Equivalent Ounces from Silver	3,361	4,279	11,151	9,807
Total AuEq oz	9,170	7,898	27,676	20,960
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.

For the three months ended September 30, 2021, mine gross profit increased by $2.5 million, compared with the same period in 2020. The increase was primarily due to $2.6 million increase in revenues due to the decrease in concentrate treatment charges which are netted against concentrate sales (refer to Footnote 4 of the Condensed Consolidated Financial Statements).

Treatment charges for the three months ended September 30, 2021 were $2.3 million, or $473 per base metal tonne sold, compared with $5.9 million, or $842 per base metal tonne sold for the same period in 2020. This 44% decrease in the per base metal tonne sold was expected as a result of the negotiations of new treatment charge agreements. The decrease is largely dependent on the spot treatment charge market for zinc, which can be volatile.

Operating Costs

Total production costs of $17.2 million for the three months ended September 30, 2021 are 6% higher than the production costs of $16.3 million for the same period in 2020. The increase is partially related to a $1.7 million increase in consumable goods caused by a 13% price increase in chemicals used in the processing and a $0.3 million impact related to the Mexico Labor Reform for long-term employee obligations and profit sharing. These increases were offset by $1.1 million lower costs due to lower production volume.

Other Costs and Expenses, Including Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	2,355	2,360	6,070	5,961
Exploration expenses	1,805	1,019	3,660	2,132
Restructuring expenses	-	-	496	-
Stock-based compensation	30	305	711	1,175
Other (income) expense, net	174	(599)	727	(1,043)
Total other costs and expenses	4,364	3,085	11,664	8,225
Provision for income taxes	2,352	2,931	6,697	(420)
Total other costs, including taxes	$6,716	$6,016	$18,361	$7,805

For the three months ended September 30, 2021

General and administrative expenses – For the three months ended September 30, 2021, general and administrative expenses were $2.4 million, similar to the same period of 2020.

Exploration expenses – For the three months ended September 30, 2021, property exploration expenses totaled $1.8 million compared with $1.0 million for the same period in 2020. The increase of $0.8 million was the result of increasing efforts to invest in exploration activities in Oaxaca, Mexico.

Stock-based compensation – Stock-based compensation decreased $0.3 million for the three months ended September 30, 2021 compared with the same period in 2020, mainly due to the change in key personnel related to the Fortitude Gold Corporation spin-off and subsequent restructuring. Current management continues to work with an independent compensation consultant to design the stock-based compensation program going forward.

Other (income) expense, net – For the three months ended September 30, 2021, $0.2 million of other expense was recorded compared with $0.6 million other income during the same period of 2020. The $0.8 million increase in expense is primarily due to $0.7 million unrealized gain for the gold and silver bullions in 2020 compared with the $0.1 million loss in 2021.

Provision for income taxes – For the three months ended September 30, 2021, income tax expense decreased to $2.3 million from $2.9 million for the same period in 2020. The income tax expense for the three months ended September 30, 2021 and 2020 reflected year-to-date adjustments related to year-to-date taxable income

Net Income (loss) from continuing operations – For the three months ended September 30, 2021, we recorded $1.5 million of net income from continuing operations compared with a net loss from continuing operations of $0.3 million during the same period in 2020. The change was attributable to the factors noted above.

Net income from discontinued operations – No income or loss was recorded for the period from discontinued operations due to the completion of the spin-off as of December 31, 2020. A net income of $5.3 million was reported for the same period in 2020.

Net income – For the three months ended September 30, 2021, $1.5 million in net income was recorded compared with $5.0 million net income during the same period in 2020. The change was attributable to the discontinued operations and other factors noted above.

For the nine months ended September 30, 2021

General and administrative expenses – For the nine months ended September 30, 2021, general and administrative expenses of $6.1 million were in line with the $6.0 million for the same period of 2020.

 Restructuring expenses – Restructuring expenses of $0.5 million incurred in Q1 2021 has not changed for the nine months ended September 30, 2021 and were related to legal, accounting, consulting, and employee severance compensation related to the spin-off of Fortitude Gold Corporation.

Exploration expenses – For the nine months ended September 30, 2021, property exploration expenses totaled $3.7 million compared with $2.1 million for the same period in 2020. The increase of $1.5 million was the result of increasing efforts to invest in exploration activities in Oaxaca, Mexico.

Stock-based compensation – Stock-based compensation of $0.7 million decreased for the nine months ended September 30, 2021 compared with $1.2 million during the same period of 2020, mainly due to the change in key personnel related to the Fortitude Gold Corporation spin-off and subsequent restructuring. Current management continues to work with an independent compensation consultant to design the stock-based compensation program going forward.

Other (income) expense, net – For the nine months ended September 30, 2021, $0.7 million of other expense was recorded compared with $1.0 million of other income during the same period of 2020. The $1.8 million increase in expenses is primarily due to the $0.2 million in foreign currency losses recorded in 2021 and the long-term employee severance benefit obligation of $0.7 million recorded in 2021 as a result of Mexico Labor Reform implemented during the quarter.

Provision for income taxes – For the nine months ended September 30, 2021, income tax expense increased to $6.6 million from $0.4 million tax benefit in the same period in 2020. The 2021 income tax expense is primarily driven by the taxable income generated in 2021. Please see Note 7 for additional information.

Net income (loss) from continuing operations – For the nine months ended September 30, 2021, we recorded $5.3 million of net income from continuing operations compared with net loss from continuing operations of $3.2 million during the same period in 2020. The change was attributable to the factors noted above.

Net income from discontinued operations – No income (or loss) was recorded for the period from discontinued operations due to the completion of the spin-off as of December 31, 2020. A net income of $3.3 million was reported for the same period in 2020.

Net income – For the nine months ended September 30, 2021, $5.3 million net income was recorded, resulting in a $5.3 million increase compared with the same period in 2020. The change was attributable to the factors noted above.

2021 Capital and Exploration Investment Summary

		For the nine months ended September 30,	2021 full year guidance
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$3,498	$5,000
Infill Drilling	Capital	1,453	1,600
Other Sustaining Capital	Capital	3,617	4,100
Growth Investments:
Surface Exploration Expense	Exploration	2,757	3,000
Underground Exploration Drilling	Exploration	903	1,000
Surface Exploration & Other	Capital	1,037	1,600
Gold Regrind	Capital	507	700
Dry Stack Completion	Capital	5,105	6,200
Total		$18,877	$23,200

The Company’s investment in Mexico continued in Q3 2021 with year-to-date investments totaling $18.9 million. Capital guidance was revised to reflect a decrease in underground development and the redesign of the Gold Regrind Project. The decrease in guidance for underground development from $9.8 million to $5.0 million is related to the reallocation of resources early in the year to address ground support challenges. The reduction in the Gold Regrind Project from $1.9 million to $0.7 million is due to final engineering identifying opportunities to utilize existing equipment.

Gold Regrind Project: Metallurgical testing, full-scale design, and engineering of the zinc tailings regrind circuit was completed through Q2 2021. In Q3 2021, work began to repurpose the existing ball mill and refurbish flotation cells while new flotation cells are expected to be delivered later in Q4 2021. Regrinding of the zinc tailings is expected to increase gold recovery by 6% to 10%. The reground material will be leached to produce doré bars. Completion and commissioning are expected in the fourth quarter of 2021. As of September 30, 2021, $0.5 million has been invested in this project with another $0.2 million expected before completion.

Dry Stack Tailings Project: Significant construction progress was made on the filtration plant and dry stack tailings project which are 95% complete. Commissioning will commence in November 2021 with completion expected in December 2021. Delays were incurred due to the temporary COVID-19 shutdown in August and certain materials being delivered later than expected. The open pit preparation work to receive dry stack tailings material is complete. The dry-stacked tailings will accelerate reclamation of certain areas of the open pit mine, extend the life of the operations, and reduce water consumption as approximately 80% of the process water will be available for reuse. As of September 30, 2021, $12.4 million has been invested in this project, $5.1 million in 2021.

Dry Stack Tailings Filtration Plant and Dry Stack Area	Filtration Plant Press

Underground and Exploration Development: Mine development during the quarter included ramps and accesses to different areas of the deposit and exploration development drifts. A total of 2,501 meters of underground development and exploration development, at a cost of $4.9 million, was completed during the year, including access to new exploration drill stations on level 17. We plan to invest a total of $6.6 million in 2021 for underground development, of which $1.6 million is for access to underground exploration drill stations.

2021 Exploration Updates

Our portfolio of properties that make up our Don David Gold Mine are located along a 55 kilometer trend of the San Jose structural corridor in the Sierra Madre Sur mountain range. This structural corridor trends north 70 degrees west and spans three historic mining districts within Oaxaca. Exploration activity is performed on several properties with an emphasis on the Aguila Project, demonstrating our commitment to long-term investment in Oaxaca, Mexico. Drilling at the Aguila Project is ongoing, where 21 surface holes have been completed during the quarter (3,917 meters) mostly in the vicinity of the Aguila open pit and include some condemnation drilling of the dry-stack tailings location.

Underground exploration drilling is on-going from various locations within the Arista mine to: 1) test new targets including the Three Sisters Zone discussed below, and 2) further define and expand the reserves and resources of the current vein systems in production. We have completed 10 exploration holes (3,851 meters) and 38 infill and definition drill holes (3,801 meters) to date. Additional underground exploration activities were focused on: 1) the Switchback vein system, which extends for over a kilometer along strike and down-dip where it remains open in both directions, and 2) the Arista vein system and the Three Sisters Zone located between the Arista and Switchback systems at the northwestern limits of known mineralization. Exploration and development drilling have identified high grade gold mineralization up to 80 meters below current mine level in the Switchback system in addition to the previously identified base metal mineralization. Delineation and expansion drilling was also completed on the principal Soledad vein and the Three Sisters system in an effort to optimize the mine plan and to define potentially additional resources and reserves.

Surface exploration programs were designed to prioritize drill targets in areas close to the open pit and plant site. Mapping and rock chip sampling continued in the Cerro Colorado area, notably in the vicinity of the Aguila open pit, and the surrounding area where surface drilling is ongoing.

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

For financial reporting purposes, we report the sale of base metals as part of our revenue. Revenue generated from the sale of base metals in our concentrates is considered a co-product of our gold and silver production for the purpose of calculating our total cash cost after co-product credits for our Don David Gold Mine. We periodically review our revenues to ensure that our reporting of primary products and co-products is appropriate. Because we consider copper, lead and zinc to be co-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after co-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead and zinc as co-product credits is appropriate due to their lower per unit economic value contribution compared to the precious metals and since gold and silver are the primary products we intend to produce.

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

Reconciliations to U.S. GAAP

The following table summarizes Don David Gold Mine’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except per oz)
Precious metal gold equivalent ounces sold (oz)	9,170	7,898	27,676	20,960
Total production (1)	$17,216	$16,286	$51,982	$42,856
Treatment and refining charges (2)	2,328	5,852	8,210	15,142
Co-product credits (2)	(15,275)	(17,306)	(45,381)	(40,310)
Total cash cost after co-product credits	4,269	4,832	14,811	17,688
Total cash cost after co-product credits per AuEq oz sold	$466	$612	535	844
Sustaining - capital expenditure (3)	2,799	1,260	8,568	3,688
Sustaining - general and administrative, including stock-based compensation expenses	2,385	2,665	6,781	7,136
Subtotal of sustaining costs	5,184	3,925	15,349	10,824
Total all-in sustaining cost after co-product credits	9,453	8,757	30,160	28,512
Total all-in sustaining cost after co-product credits per AuEq oz sold	$1,031	$1,109	1,090	1,360
Non-sustaining cost- capital expenditure (3)	3,085	882	6,649	2,858
Non-sustaining cost- exploration expenditure (1)	1,805	1,019	3,660	2,132
Subtotal of non-sustaining costs	4,890	1,901	10,309	4,990
Total all-in cost after co-product credits	14,343	10,658	40,469	33,502
Total all-in cost after co-product credits per AuEq oz sold	$1,564	$1,350	1,462	1,598

(1)	Refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Operations
(2)	Refer to Item 1. Financial Statements: Footnote 4.
(3)	Sum of, refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Cash Flows

Trending Highlights

	2020		2021
	Q3	Q4	Q1	Q2	Q3	YTD
Operating Data
Total tonnes milled	153,531	149,762	138,980	129,590	98,010	366,580
Average Grade
Gold (g/t)	1.26	1.79	1.68	1.93	2.68	2.03
Silver (g/t)	68	59	72	77	91	79
Copper (%)	0.40	0.40	0.43	0.36	0.37	0.39
Lead (%)	1.93	1.93	1.70	1.63	2.29	1.84
Zinc (%)	5.02	4.93	4.29	3.64	4.79	4.20
Metal production (before payable metal deductions)
Gold (ozs.)	4,728	6,854	6,097	6,555	6,933	19,585
Silver (ozs.)	324,592	276,902	307,610	295,979	265,829	869,418
Copper (tonnes)	428	431	441	368	284	1,093
Lead (tonnes)	2,157	1,914	1,737	1,654	1,808	5,199
Zinc (tonnes)	5,538	5,310	4,377	3,683	3,920	11,980
Metal produced and sold
Gold (ozs.)	3,619	6,314	5,019	5,697	5,809	16,525
Silver (ozs.)	316,993	255,945	253,061	270,321	255,394	778,776
Copper (tonnes)	447	398	382	365	268	1,015
Lead (tonnes)	1,849	1,755	1,176	1,214	1,550	3,940
Zinc (tonnes)	4,586	4,281	3,134	3,193	3,059	9,386
Average metal prices realized
Gold ($ per oz.)	1,887	1,867	1,787	1,822	1,762	1,790
Silver ($ per oz.)	25.47	24.18	26.77	26.88	23.19	25.63
Copper ($ per tonne)	6,711	7,360	8,873	10,375	9,092	9,466
Lead ($ per tonne)	1,902	1,870	2,082	2,162	2,397	2,231
Zinc ($ per tonne)	2,392	2,650	2,797	2,945	3,032	2,924
Precious metal gold equivalent ounces sold
Gold Ounces	3,619	6,314	5,019	5,697	5,809	16,525
Gold Equivalent Ounces from Silver	4,279	3,315	3,791	3,999	3,361	11,151
Total AuEq oz	7,898	9,629	8,810	9,696	9,170	27,676
Financial Data ($'s in thousands except for per ounce)
Total sales, net	$ 26,435	$ 29,587	$ 27,268	$ 30,836	$ 29,029	$ 87,133
Earnings from mining operations before depreciation and amortization	10,105	11,770	11,974	11,259	11,766	34,999
Total cash cost after co-product credits per AuEq oz sold	612	647	408	713	466	535
Total all-in sustaining cost after co-product credits per AuEq oz sold	1,109	1,357	937	1,280	1,031	1,090
Production Costs	16,286	17,770	15,243	19,523	17,216	51,982
Production Costs/Tonnes Milled	106	119	110	151	176	142
Earnings before interest, taxes, depreciation and amortization (from continuing operations)	7,020	6,750	8,520	7,413	7,402	23,335
Operating Cash Flows	6,396	9,125	6,831	9,298	5,743	21,872
Net income (loss)	(251)	(3,119)	2,527	1,283	1,529	5,339
Earnings per share - basic (from continuing operations)	($ 0.00)	($ 0.04)	$ 0.03	$ 0.02	$ 0.02	$ 0.07

Liquidity and Capital Resources

We have a disciplined cash allocation strategy of maintaining financial flexibility to execute our capital priorities and generate long-term value for our shareholders. Consistent with the strategy, we aim to self-fund development projects and make strategic partnerships focused on profitable growth, while returning cash to shareholders through dividends.

Of the $29.5 million cash balance as of September 30, 2021, $24.8 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. The

Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has provided excess cash for U.S. operations and projects, including a substantial amount of capital for the Nevada Mining Unit that was spun-off in 2020.

As of September 30, 2021, the working capital of $31.0 million, consists of current assets of $48.9 million and current liabilities of $18.0 million. This represents a 0.6% or $0.2 million increase from the working capital balance of $30.8 million at December 31, 2020. The primary factors influencing the increase in our working capital was cash provided by operating activities of $21.9 million, offset by $15.2 million of cash used in investing activities.

The 2021 capital investments are expected to total $16.0 million. As of September 30, 2021, capital investments totaled $15.2 million including $5.1 million for the dry stack plant, $3.5 million for underground development, and $3.6 million for other sustaining capital.

While COVID-19 has not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time; however, we believe there is sufficient liquidity and capital resources to fund operations and corporate activities for the foreseeable future.

Cash and cash equivalents increased $4.1 million to $29.5 million during the nine months of 2021.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $21.9 million compared with $12.1 million for the same period in 2020. The change is primarily due to the $5.6 million increase in net income for the nine months ended September 30, 2021 compared with the same period in 2020, as well as timing of payables benefiting 2021.

Net cash used in investing activities of $15.2 million for the nine months ended September 30, 2021 increased by $8.8 million from the same period in 2020 mainly due to the refocus on Mexico operation and development, as well as prior year suspension of Mexico operation and capital projects due to COVID-19 and discontinued operation.

Net cash used in financing activities for the nine months ended September 30, 2021 was a net outflow of $2.2 million compared with a net inflow of $9.0 million for same period in 2020. The change is primarily related to discontinued operations cash outflows and no sales of common shares under our ATM agreement in 2020, as well as higher dividend payments made to our shareholders in 2021 compared with 2020.

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

On October 31, 2018, the Securities and Exchange Commission adopted amendments to modernize the property disclosure requirements for mining registrants, and related guidance, which are currently set forth in Item 102 of Regulation S-K, Subpart 1300 (aka S-K 1300) under the Securities Act of 1933 and the Securities Exchange Act of 1934 (“Exchange Act”) and in Industry Guide 7. The amendments replaced Guide 7 and are intended to provide investors with a more comprehensive understanding of a registrant’s mining properties, which should help them make more informed investment decisions. The amendments also will more closely align the SEC’s disclosure requirements and policies for mining properties with current industry and global regulatory practices and standards, as embodied by the Committee for Reserves International Reporting Standards (“CRIRSCO”). Registrants must comply with the new rules for the first fiscal year beginning on or after January 1, 2021. The Company is in the process of implementing the new guidance and assessing the impact on the control environment and the financial results.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by words such as “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect,” “may,” “should,” “will,” “likely,” and similar expressions to future periods. Such forward-looking statements include, without limitation, statements we make regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico for infrastructure and exploration activities;
●	Our expectations regarding the benefits of the transaction to acquire Aquila;
●	Our expectations regarding the combined company, including its growth profile and resource profile, the debt financing and development of the Back Forty Project, and cash flow generation from the Don David Gold Mine;
●	The timing of key milestones in closing the acquisition of Aquila and the ability of the Company and Aquila to satisfy the conditions to and to complete the acquisition of Aquila;
●	Expectations regarding the impact of the acquisition of Aquila on the Company including in respect of anticipated financial and operating results, strategy and business, and on stakeholders in general;
●	The expected completion date and estimated cost of the dry stack filtration plant and tailings project at our Don David Gold Mine and the expected benefits from the improved infrastructure;
●	Guidance for 2021 with regard to payable production, total cash costs per gold equivalent ounce, all-in sustaining costs and G&A expenses;
●	Expectations regarding drilling activities planned for the balance of 2021;
●	The expected completion date and estimated cost of the tailings regrind circuit and the anticipated improvements in gold recoveries as a result of the tailings regrind circuit;
●	Expectations regarding 2021 capital investment, including the uses and amounts of our capital expenditure budget;
●	Our expectations regarding the future payment of dividends;
●	Anticipated grades from future production; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation or other unanticipated geological situations that could affect the mine plan and sequencing;
●	Unexpected changes in business and economic conditions, including the rate of inflation;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Force majeure events, such as floods, earthquakes and any other natural disasters;
●	The uncertainty of reserve and mineralized material estimates; and

●	Such other factors discussed below in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Commodity Price Risk

The results of our operations, cash flows, and financial condition depend in large part upon the market prices of gold, silver, copper, lead and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, the world supply of and demand for gold, silver, and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems, and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through gold and silver derivative contracts, although we have no intention of doing so in the near-term.

Generally, the Company historical practice for other commodity price risk management has been to remain exposed to the market prices. In Q2 2021, management elected to hedge 5,500 tonnes or approximately 43% of the Company’s expected 2021 zinc production from June through December 2021 to ensure cash flow stability. The Company entered into a zero cost collar consisting of call and put options on the same volume to manage its near-term exposure to cash flow variability from zinc price risks. The call options were sold at $2,992 per tonne of zinc to enhance the upside retention and the put options were bought at $2,860 per tonne of zinc to offset the downside through December 31, 2021. As of September 30, 2021, 2,550 tonnes remained open from the zinc hedge. In the future, management may continue to hedge some of the risk of base metal price fluctuations. Commodity price risk management activities may prevent us from fully benefiting from price increases and may expose us to regulatory, counterparty credit and other risks. The Company manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits and monitors credit exposures against those assigned limits. Please see Note 13 in the Interim Condensed Consolidated Financial Statements for additional information.

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

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. Dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur some costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus adversely affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. These fluctuations do not impact our revenues since we sell our metals in U.S. Dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results. Approximately 50% to 60% of expenses are paid in currencies other than the U.S. dollar.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment delivery to the customer. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment delivery and final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment delivery. Please see Note 13 in the Interim Condensed Consolidated Financial Statements for additional information.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures - During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting – There were no changes that occurred during the three and nine months ended September 30, 2021 and 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government through which they demanded the cancellation of several concession titles. The federal government ordered a suspension to prevent work related to excavating, drilling, opening tunnels and exploiting the mineral resources on the surface and subsoil of the concessions named in the injunction. Presently, the Don David Gold Mine does not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 has not progressed to a final ruling as courts have been closed for extended periods of time due to COVID-19.

ITEM 1A: Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2020 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our Form 10-K.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities

None

ITEM 4: Mine Safety Disclosures

Not applicable because the Company does not have mining operations in the U.S.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three and nine months ended September 30, 2021, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: October 27, 2021		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: October 27, 2021		/s/ Kimberly C. Perry
	By:	Kimberly C. Perry,
Chief Financial Officer