Form 10-K
period 2021-12-31
GOLD RESOURCE CORP
filed 2022-03-10
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-34857

Gold Resource Corporation

(Exact name of registrant as specified in its charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7900 E. Union Ave, Suite 320, Denver, Colorado 80237

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻ No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $192,056,111 based on the closing price of the common stock of $2.58 as reported on the NYSE American.

As of March 9, 2022, there were 88,338,774 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2022 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

2021 HIGHLIGHTS

Highlights for the full year ended December 31, 2021 are summarized below and discussed further in our Management’s Discussion and Analysis:

Strategic:

●	In 2021, Gold Resource Corporation (the “Company” or “GRC”) was focusing on strengthening the senior leadership team. After adding a highly accomplished CEO, Mr. Allen Palmiere, the Company added three independent directors, Ms. Lila Manassa Murphy, Mr. Joe Driscoll, and Mr. Ron Little, to the Board of Directors. In May, Alberto Reyes, with more than 20 years of international mining experience, was added as the new Chief Operating Officer. These additions to the Company’s leadership add the expertise necessary to focus on unlocking the value of our assets while implementing best in class governance.
●	In December, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc. (“Aquila”), the owner of the Back Forty Project. The Back Forty Project is an advanced exploration stage property in Michigan, USA, for which the Company is currently preparing a definitive feasibility study.
●	$3.4 million was distributed in shareholder dividends, totaling over $119 million since 2010.

Operational:

●	Don David Gold Mine (“DDGM”) initiated a safety program that aims to bolster the health and safety culture. Despite program progress, four lost time incidents occurred during 2021, with one occurring in the fourth quarter. All incidents are thoroughly investigated, and the appropriate actions are taken.
●	DDGM received the Mexican ESR award for the seventh consecutive year in 2021 at our Don David Gold Mine. Additionally, in September, the Company released its 2020 Sustainability Accounting Standards Report.
●	The Don David Gold Mine produced and sold a total of 37,526 gold equivalent ounces, comprising 22,644 gold ounces and 1,066,581 silver ounces, sold at an average price per ounce of $1,796 and $25, respectively.
●	Construction of the water filtration plant and dry stack tailings facilities is complete. The dry stack facilities will conserve and recirculate water, eliminate risks related to traditional tailings facilities, accelerate reclamation of certain areas of the open pit mine, and extend the life of the operations.
●	During the year, the Company announced encouraging result from our DDGM exploration program. Vein structures were confirmed up to 250 meters above the current production area and drilling confirmed the potential for the down-dip extension of the Switchback vein system.
●	In August the Company experienced an increase in COVID-19 cases at the Don David Gold Mine and temporarily suspended operations for 12 days. The effort controlled the spread of COVID-19 and operations have steadily ramped back up under enhanced screening and safety protocols.

Financial:

●	Our balance sheet remains strong with a $33.7 million cash balance as at December 31, 2021, an increase of $8.3 million from December 31, 2020.
●	Cash from operating activities for 2021 was $34.8 million, a 64% increase over the prior year cash from operating activities of $21.2 million.
●	Working capital as at December 31, 2021 was $29.3 million, a 5% decrease over December 31, 2020 working capital of $30.8 million.
●	Don David Gold Mine total cash costs (after co-product credits) and total all-in sustaining cost per precious metal gold equivalent ounce sold were $414 and $922, respectively.

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico and in Michigan, USA for development and exploration activities;
●	The expected completion dates for the Back Forty definitive feasibility study and permitting;
●	Our 2022 guidance for payable production, cash costs per ounce after co-product credits, and all-in sustaining costs per ounce after co-product credits;
●	Expectations regarding 2022 capital investment;
●	Expectations regarding 2022 exploration spending;
●	Expectations regarding 2022 general and administrative costs;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources (“Mineral Resources”) and Mineral Reserves (“Mineral Reserves”);
●	The sufficiency of our water rights;
●	Our expectations regarding the future payment of dividends;
●	Anticipated grades from future production;
●	Our ability to locate another customer to purchase our products if the relationship with our existing customers is interrupted; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including the rate of inflation;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;

●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as floods, earthquakes, and any other natural disasters;
●	The uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under “Risk Factors”.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this annual report on Form 10-K. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this annual report on Form 10-K.

PART I

ITEM 1.	BUSINESS

History and Organization

Gold Resource Corporation was organized under the laws of Colorado, USA on August 24, 1998. Since 2010, GRC has produced gold and silver doré and copper, lead, and zinc concentrates in Oaxaca, Mexico at our subsidiary, Don David Gold Mexico S.A. de C.V. (“Don David Gold Mine” or “DDGM”). The Don David Gold Mine holds six (6) properties which are all located in what is known as the San Jose structural corridor. Our properties span 55 continuous kilometers of this structural corridor which include three historic mining districts in Oaxaca.

On December 10, 2021, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc (the “Aquila Transaction”). Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership and leases with the State of Michigan. The Company is currently advancing a definitive feasibility study and preparing permit applications.

In this report, “Company,” “our,” “us” and “we” refer to Gold Resource Corporation together with our subsidiaries, unless the context otherwise requires. See the glossary for additional definitions.

Mexico Production Stage Properties:

The primary production stage properties at DDGM commenced operations in 2010. The operation included the Arista open pit and underground mine and the DDGM processing facility. The underground mine was expanded in 2016 with the development of the Switchback vein system. The Arista underground mine is located approximately two kilometers from the processing facility. Additionally, underground mining at the Alta Gracia mine was conducted from 2017 to 2019. Alta Gracia is approximately 32 kilometers from the processing facilities.

The DDGM processing facility produces doré and metal concentrates from ore mined from both the Arista and Alta Gracia Mines. The Arista and Alta Gracia mines include a total of approximately 30,000 hectares of mining concessions, access roads from a major highway, haul roads, a processing facility and adjoining buildings, an assay lab, a now depleted open pit, underground mines, tailings facilities, and other infrastructure. Please see Item 2. Properties for additional information.

Mexico Exploration Prospects:

Within the 55-kilometer-long San Jose structural corridor, in Oaxaca, Mexico, sits a highly prospective ground package. Multiple volcanic domes of various scales, and likely non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver, as well as base metal mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character. The Company intends to advance organic growth and to unlock the value of the mine, existing infrastructure, and our large property position by continuing to invest in exploration and development. Please see Item 2. Properties for additional information.

View from Alta Gracia southeast towards Arista

Back Forty Project:

There is a long history of exploration and studies being performed at the Back Forty Project. In 2014, a Preliminary Feasibility Study prepared under Canadian National Instrument 43-101 (“NI 43-101”) was completed which contemplated an open pit mine and processing operation. In October 2019, Aquila filed a NI 43-101 Feasibility Study which estimated the open pit project would produce 1.1 million gold equivalent ounces over a seven-year mine life. Over the next couple of years, the necessary permits were obtained. In August 2020, a Preliminary Economic Assessment was published. In January 2021, the water permit was revoked due to a technicality related to a contingent condition established in the permit. In 2021, a Definitive Feasibility Study was initiated to address the mine’s footprint, potential for an underground mine, wetland mitigation, and other key construction and design decisions. Please see Item 2. Properties for additional information.

Administrative Offices:

Our principal executive offices are located at 7900 E. Union Ave, Suite 320, Denver, Colorado 80237, and our telephone number is (303) 320-7708. The Company maintains a website at www.goldresourcecorp.com. Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report. The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site (www.sec.gov) on which the reports that we file with the SEC are available to review. The SEC site may also be accessed through a link in our website.

Before the acquisition of Aquila Resources Inc., Aquila’s common shares were traded on the Toronto Stock Exchange (“TSX”) under the ticker symbol AQA. Effective December 10, 2021, Aquila ceased to be a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and Nova Scotia. At the same time, GRC has become a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and Nova Scotia by virtue of the completion of the acquisition. As a Canadian Issuer, GRC is now required to file reports on the System for Electronic Document Analysis and Retrieval (“SEDAR”) in Canada. All financial statements filed on SEDAR will conform to United States Generally Accepted Accounting Principles (“U.S. GAAP”).

2021 Developments

For the year ended December 31, 2021, the Company reported net income of $8.0 million. Financial results for 2021 include revenue of $125.2 million and mine gross profit of $36.7 million. Although DDGM experienced some ground support challenges early in the year and voluntarily ramped down operations in mid-August and early September 2021 at the Don David Gold Mine due to a spike in COVID-19 cases, the Company achieved solid production results totaling 26,438 gold ounces, 1,200,291 silver ounces, 1,506 copper tonnes, 7,544 lead tonnes and 17,329 zinc tonnes.

Seventh consecutive ESR award

For the seventh consecutive year, the Don David Gold Mine received the prestigious Empresa Socialmente Responsable (“ESR”) award from the Mexican Center for Philanthropy (CEMEFI). Awards are given to organizations that demonstrate a commitment to supporting social and environmental protection programs within their local communities.

The Company finalized the construction of the water filtration and dry stack facilities in 2021. The dry stacked tailings will accelerate reclamation of certain areas of the open pit mine, as well as allowing for the extension of life of the current tailings facility.

We completed 112 underground diamond drill holes totaling 25,104 meters and 30 surface diamond drill holes totaling 9,930 meters at the Arista mine during 2021. Our exploration activities were mainly focused on exploration drilling at the Arista and Switchback vein systems in the Arista Mine. The Switchback drill program targeted the expansion and delineation of multiple high-grade parallel veins to define additional Mineral Reserves and optimize the mine plan. Likewise, we continued to explore for extensions of the Arista vein system currently in production. Surface geologic mapping and rock chip sampling also continued in the vicinity of the Arista Mine, the DDGM open pit, and the geological targets Cerro Pilon and Cerro Colorado among other prospects. Our exploration efforts demonstrate our commitment to long-term investment in Oaxaca, Mexico.

On December 10, 2021, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc. Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (zinc, gold, copper, silver, and lead)

Volcanogenic Massive Sulfide deposit. The company is in the process of preparing a definitive feasibility study for the Back Forty Project.

The SEC adopted amendments to modernize the property disclosure requirements for mining registrants and related guidance as described in subpart 1300 of Regulation S-K (“S-K 1300”). Registrants engaged in mining operations must comply with the final rule amendments for the annual report for the first fiscal year beginning on or after January 1, 2021. Relevant information disclosed in this annual report on Form 10-K has been prepared in accordance with S-K 1300.

2022 Guidance

The Company’s focus continues to be on unlocking the value of the Arista mine, existing infrastructure, and large property position in Oaxaca, Mexico. Therefore, we plan to make significant investments for infrastructure and exploration in 2022. Additionally, significant capital will be invested in the delivery of the definitive feasibility study for the Back Forty Project, permitting applications, and exploration in the immediate vicinity of the proposed project.

Measure	2022 Guidance
Payable Production	24,000 to 26,000 Gold Ounces 900,000 to 1,000,000 Silver Ounces
Cash Costs after co-product credits per gold equivalent (“AuEq”) ounce (1)	$425 to $475
All-in Sustaining Costs after co-product credits per AuEq ounce (1) (2)	$950 to $1,050 (DDGM) $1,200 to $1,300 (Consolidated)
Capital Investment	$13 to $14 million DDGM Sustaining $8 to $9 million Back Forty Growth
Exploration Commitment	$7 to $8 million Sustaining $5 to $6 million Growth
G & A	$8.5 million to $9.0 million, excluding Stock-based Compensation & Restructuring

(1)	Calculations of cash cost after co-product credits per gold equivalent ounce and all-in sustaining cost after co-product credits per gold equivalent ounce are non-GAAP financial measures. Please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures” below for a complete reconciliation of the non-GAAP measures to U.S. GAAP.
(2)	Co-product credits directly impact the Cash Costs and AISC per AuEq ounce calculation. Guidance is based on approximately 7,000 tonnes of lead sold at an $0.94 per pound metal price, approximately 1,675 tonnes of copper sold at a $4.00 per pound metal prices, and 20,000 tonnes of zinc sold at a $1.25 per pound metal price.

The table above contains forward-looking projections about our financial condition, results of operations, and business. These projections are subject to numerous assumptions, risks, and uncertainties that are discussed in the risk factors, including the on-going impact of the global pandemic. Because these projections are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures” below for a discussion of the calculation of Cash Costs per Ounce and All-in Sustaining Costs per Ounce, which are non-GAAP measures.

Dividends

During 2021, we paid dividends of $0.0433 per share. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information.

Insurance

Our business is capital intensive and requires ongoing investment for the replacement, modernization or expansion of equipment and facilities. For more information, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, below. We maintain insurance policies against property loss and business interruption and insure against most risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability, and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Please see Item 1A. Risk Factors, below for additional information.

Competitive Business Conditions

The acquisition of gold and silver properties is subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. In 2021, we were successful in acquiring the Back Forty Project as discussed above. In 2022, we expect to continue our significant investment in exploration and growth activities; however, we believe that competition for acquiring mineral prospects will continue to be intense in the future.

Government Regulations and Permits

In connection with mining, milling and exploration activities in Mexico, we are subject to Mexican federal, state, and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The government department responsible for environmental protection in Mexico is Secretaria de Medio Ambiente y Recursos Naturales (“SEMARNAT”). SEMARNAT has broad authority over environmental regulations and standards. Potential areas of environmental consideration for mining companies, such as ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust, and noise.

For operations at our Don David Gold Mine, we have secured and continue to maintain various regulatory permits from federal, state, and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. These laws and regulations are continually changing and are generally becoming more restrictive.

Our production stage mines in Mexico have reclamation plans in place that we believe meet all applicable legal and regulatory requirements. As of December 31, 2021, $3.1 million has been accrued on our Consolidated Balance Sheets for reclamation costs relating to our production and exploration stage properties in Mexico.

The State of Michigan has been delegated authority under federal environmental law to issue all necessary environmental permits required for the Back Forty project. The State of Michigan’s “Natural Resource Environmental Protection Act” provides rules and regulations for the State Department of Environment, Great Lakes and Energy (EGLE) to issue permits for mining, treated wastewater discharge, air emissions and related environmental permits necessary for the project. Pending positive results from the definitive feasibility study, the company plans to submit all necessary permit applications in 2022.

Customers

During the year ended December 31, 2021, two customers accounted for 94% of our revenue from DDGM. In the event that our relationship with any of the customers is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products in a timely manner on substantially similar terms. However, any interruption could temporarily disrupt the sale of our principal products and materially adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This new decree stipulated that operating companies will no longer be able to source the labor resources used to carry out their core business functions from service entities or third-party providers. Following this transition, DDGM employed approximately 530 employees during 2021. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. PTU payments will total $1.9 million for 2021.

On December 10, 2021, we acquired six full-time employees through the Aquila Transaction. As of February 24, 2022, GRC has ten full-time employees, and three of them serve as our executive officers. These individuals devote all of their business time to GRC.

We value excellence and recognize that embracing the diverse backgrounds, skills, and perspectives of the workforce will lead to a competitive advantage. We are committed to leading by example and to maintaining a fair and inclusive work environment that is built on mutual respect and integrity. Diversity means understanding, accepting, respecting, and valuing differences among people regardless of their age, gender, race, ethnicity, culture, religion or spiritual practices, disabilities, sexual orientation, gender identity, family status, or veteran status.

We believe we have good morale and a dedicated workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing employees and new hires. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees and directors through the granting of stock-based compensation awards that align employee compensation with shareholder returns.

ITEM 1A.RISK FACTORS

Our business and the mining industry in general are influenced by significant risk and uncertainties. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition, and results of operations could be materially adversely affected by any of these risks, and the trading price of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this annual report on Form 10-K.

Financial Risks

Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold, silver and certain base metals, and these prices can be volatile.

The profitability of our mining operations and the value of our mining properties are directly related to the market price of gold, silver, copper, lead, and zinc. The price of gold and silver may also have a significant influence on the market price of our common stock. The market price of these metals historically has fluctuated significantly and are affected by numerous factors beyond our control, including (i) global or regional consumption patterns; (ii) supply of and demand for silver and gold on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals, and (vii) general economic conditions worldwide. Over the last five years, gold prices (as reported on the London Metal Exchange) have fluctuated from a low of $1,151 per ounce to a high of $2,067 per ounce, and silver prices have fluctuated from a low of $12.01 per ounce to a high of $29.59 per ounce. On March 9, 2022, gold and silver prices were $1,989 per ounce and $26.18 per ounce, respectively.

We do not currently use hedging transactions with respect to any of our gold and silver production, and we do not expect to do so in the future. Accordingly, we are fully exposed to price fluctuations in precious metals. Effective May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that govern non-exchange traded, over-the-counter, spot, forward, and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Subsequently the Company entered into zinc zero cost collars. These derivatives are not designated as hedges. The zero cost collars are used to manage the Company’s near-term exposure to cash flow variability from zinc price risks. We do not currently use financial instruments with respect to any of the other base metal production.

In the event metal prices decline or remain low for prolonged periods of time, we might be unable to develop our exploration properties, which may materially adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our mining operations or the market value of our non-producing properties, including a material diminution in the price of metals.

We may not continue to be profitable.

Our single producing asset may not generate sufficient cash flow to cover our operating, development, exploration, and other costs due to certain risk factors. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from extraction may not be sufficient to fund continuing operations, including exploration and mine development costs. Our failure to generate future profits may materially adversely affect the price of our common stock, and stockholders may lose all or part of their investment. Metal prices have a significant impact on our profit margin, and there is no assurance that we will be profitable in the future. See “Risk Factors – Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold, silver and certain base metals and these prices can be volatile.”

We may not have access to sufficient future capital.

We may be required to expend significant funds to determine if Mineral Reserves exist at any of our non-producing properties, continue exploration, and if warranted, develop our existing properties and identify and acquire additional properties to diversify our property portfolio.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and prospective results of operations, the status of the national and worldwide economy, the price of gold, silver, and other metals, the condition of the debt and equity markets, and the costs associated with extracting minerals. We may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. We also may not be able to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price.

We cannot assure you that we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all. Failure to obtain financing could result in delay or indefinite postponement of further mining operations, exploration, and construction, as well as the possible partial or total loss of our interest in our properties.

Our ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to realize the future tax benefits represented by our deferred tax assets.

Our accounting and other estimates may be imprecise.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue, and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

●	Mineral Resources and other resources that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;
●	Future ore grades, throughput, and recoveries;
●	Future metals prices;
●	Future capital and operating costs;
●	Environmental, reclamation, and closure obligations;
●	Gold and Silver Stream Agreements;
●	Permitting and other regulatory considerations;
●	Asset impairments;
●	Asset acquisition accounting, including the valuation of the transaction and related instruments;
●	Future foreign exchange rates, inflation rates, and applicable tax rates; and
●	Deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may be required to repay a significant amount if we default under certain gold and silver stream agreements.

With the successful acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities related to the gold and silver stream agreements with Osisko Bermuda Limited (“Osisko”). Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including achieving commercial production at an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If the Company fails to do so, Osisko may be entitled to enforce their remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Operational Risks

Our production is primarily derived from a single operating unit and any interruptions or stoppages in our mining activities at that operating unit would materially adversely affect our revenue.

We are largely dependent on revenues from a single operating unit to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to generate revenue following such interruption. Additionally, if we are unable to economically develop additional mines, we will eventually deplete the body of mineralized material and will no longer generate cash flow sufficient to fund our operations. A decrease in, or cessation of, our mining operations at this operating unit would materially adversely affect our financial performance and may eventually cause us to cease operations.

Since our current property portfolio is limited to one operating unit, our ability to remain profitable over the long-term will depend on our ability to 1) expand the known Arista and Switchback vein systems and /or identify, explore, and develop additional properties in Mexico, and 2) successfully develop the Back Forty Project in Michigan, USA.

Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long-term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, capital intensive, involves many risks, and frequently unproductive. Our current or future exploration programs may not result in new mineralization. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

From time to time, we may acquire mineral interests from other parties. Such acquisitions are based on an analysis of a variety of factors including historical exploration results, estimates of and assumptions regarding the extent of mineralized material, and/or reserves, the timing of production from such reserves and cash and other operating costs. In addition, we may rely on data and reports prepared by third parties which may contain information or data that we are unable to independently verify or confirm. All of these factors are uncertain and may have an impact on our ability to develop the minerals interests.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations, and financial position.

Increased operating and capital costs could materially adversely affect our results of operations.

Costs at our mining properties are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing-related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete, and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make mineral extraction less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs could have a significant effect on our results of operations and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects in challenging jurisdictions and in the sustaining and/or expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control, such as inflation. Increased capital expenditures may have an adverse effect on the results of operations and cash flow generated from existing operations, as well as the economic returns anticipated from new projects, or may make the development of future projects uneconomic.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital, and human capital is intense. Numerous companies headquartered in the United States, Canada, and elsewhere throughout the world compete for properties and human capital on a global basis. We are a small participant in the mining industry due to our limited financial and human capital resources. We presently operate with a limited number of people, and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified employees and consultants when needed to successfully operate our mines and to advance our exploration properties. We may be unable to attract the necessary human capital to fully explore, and if warranted, develop our properties and be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

Estimates of proven and probable Mineral Reserves and measured and indicated Mineral Resources are uncertain, and the volume and grade of ore actually recovered may vary from our estimates.

The proven and probable Mineral Reserves stated in this report represent the amount of gold, silver, copper, lead, and zinc that we estimated at December 31, 2021, could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves and measured and indicated Mineral Resources are subject to considerable uncertainty. Such estimates are, to a large extent, based on the prices of gold, silver, copper, lead, and zinc, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated Mineral Reserves or Mineral Resources have become uneconomic, we may be forced to reduce our estimates. Actual production from proven and probable reserves may be significantly less than we expect. There can be no assurance that estimates of Mineral Resources will be upgraded to Mineral Reserves or may ultimately be extracted.

Any material changes in Mineral Reserve or Mineral Resource estimates and grades of mineralization may affect the economic viability of our current operations, our decision to place a new property into production, and/or such property’s return on capital. There can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Declines in market prices for contained metals may render portions of our Mineral Reserve or Mineral Resource estimates uneconomic and result in reduced reported mineralization or materially adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Products processed from our operating mines or other mines in the future could contain higher than expected contaminants, thereby negatively impacting our financial condition.

Contracts for treatment charges paid to smelters and refineries include penalties for certain deleterious elements that exceed contract limits. If the material mined from our operating mines includes higher than expected contaminants, this would result in higher treatment expenses and penalty charges that could increase our costs and negatively impact our business, financial condition and results of operations. This could occur due to unexpected variations in the occurrence of these elements in the material mined, problems that occur during blending of material from various locations in the mine prior to processing and other unanticipated events.

Continuation of our mining and processing activities is dependent on the availability of sufficient water supplies to support our mining activities.

Water is critical to our business, and the increasing pressure on water resources requires us to consider both current and future conditions in our management approach. Across the globe, water is a shared and regulated resource. Mining operations require significant quantities of water for mining, ore processing and related support facilities. Many of our properties in Mexico are in areas where water is scarce, and competition among users for continuing access to water is significant. Continuous production and mine development are dependent on our ability to acquire and maintain water rights and to defeat claims adverse to current water uses in legal proceedings. Although we believe that our operations currently have sufficient water rights and claims to cover operating demands, we cannot predict the potential outcome of future legal proceedings relating to water rights, claims and uses. Water shortages may also result from weather or environmental and climate impacts beyond our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in our inability to maintain mineral extraction at current or expected levels, require us to curtail or shut down mining operations, and prevent us from pursuing expansion or any development opportunities. Laws and regulations may be introduced in some jurisdictions in which we operate, which could also limit access to sufficient water resources, thus materially adversely affecting our operations

The nature of mineral exploration, mining, and processing activities involves significant hazards, a high degree of risk, and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Fluctuation in production costs that make mining uneconomic;
●	Labor disputes;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards, noxious fumes, and gases;
●	Water conditions;
●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Metallurgical and other processing problems;
●	Mechanical and equipment performance problems;
●	Failure of pit walls, dams, declines, drifts, and shafts;
●	Unusual or unexpected rock formations;
●	Personal injury, fire, flooding, cave-ins, seismic activity, and landslides; and
●	Decrease in the value of mineralized material due to lower gold, silver, and metal prices.

These occurrences could result in damage to, or destruction of, mineral properties or processing facilities, equipment, personal injury or death, environmental damage, reduced extraction and processing and delays in mining, asset write-downs, monetary losses, and possible legal liability. Although we maintain insurance for general commercial liability claims and the physical assets at our Arista and Alta Gracia mines and against risks inherent in the conduct of our business in amounts that we consider reasonable, this insurance contains exclusions and limitations on coverage and will not cover all potential risks associated with mining and exploration activities, and related liabilities might exceed policy limits. As a result of any or all of the forgoing, we could incur significant liabilities and costs that may exceed the limits of our insurance coverage or that we may elect not to insure against because of premium costs or other reasons, which could materially adversely affect our results of operations and financial condition. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

Revenue from the sale of metal concentrate may be materially adversely affected by loss or damage during shipment and storage at our buyer’s facilities.

We rely on third-party transportation companies to transport our metal concentrate to the buyer’s facilities for processing and further refining. The terms of our sales contracts with the buyers require us to rely, in part, on assay results from samples of our metal concentrate that are obtained at the buyer’s warehouse to determine the final sales value for our metals. Once the metal concentrate leaves our processing facility, we no longer have direct custody and control of these products. Theft, loss, road accidents, improper storage, fire, natural disasters, tampering or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our metal concentrate products. Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and as a result, our operating results may be materially adversely affected.

A significant delay or disruption in sales of doré or concentrates as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.

We rely on third party smelters and refiners to refine and process and, in some cases, purchase, the gold and silver doré and copper, lead, and zinc concentrate produced from our mines. Access to smelters and refiners on economic terms is critical to our ability to sell our products to buyers and generate revenues. We periodically enter into agreements with smelters and refiners, some of which operate their smelting or refining facilities outside the United States, and we believe we currently have contractual arrangements with a sufficient number of smelters and refiners so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by operational issues, new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more smelters, or refiners or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical, or no access to smelting or refining services for short or long periods of time. Any such delay or loss of access may significantly impact our ability to sell doré and concentrate products. We cannot ensure that alternative smelters or refiners would be available or offer comparable terms if the need for them were to arise or that we would not experience delays or disruptions in sales that would materially and materially adversely affect results of operations.

We rely on contractors to conduct a significant portion of our development construction projects.

A significant portion of our development and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

●	The difficulty and inherent delay in replacing a contractor and its equipment in the event that either party terminates the agreement;
●	Reduced control and oversight over those aspects of the work which are the responsibility of the contractor;
●	Failure of a contractor to perform under its agreement;
●	Interruption of development and construction or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
●	Injuries or fatalities on the job as a result of the failure to implement or follow adequate safety measures;

●	Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
●	Problems of a contractor with managing its workforce, labor unrest or other related employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could materially adversely affect our results of operations and financial position.

Risks Related to our Exploration Activities

The exploration of our mineral properties is highly speculative in nature, involves substantial expenditures, and is frequently non-productive.

1
Mineral exploration is highly speculative in nature and frequently results in no or very little return on amounts invested to evaluate a particular property. The probability of an individual prospect ever having a “reserve” that meets the requirements of Regulation S-K 1300 is low. Even if we do eventually discover a mineral reserve on our exploration properties, there can be no assurance that we can develop a mine and extract those minerals. Substantial expenditures are required to (i) establish the existence of a potential ore body through drilling and metallurgical and other testing techniques; (ii) determine metal content and metallurgical recovery processes to process metal from the ore; (iii) determine the feasibility of mine development and production; and (iv) construct, renovate or expand mining and processing facilities. If we discover a deposit or ore at a property, it usually takes several years from the initial phases of exploration until mineral extraction is possible, if at all. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, our exploration programs may not result in the identification of proven and probable Mineral Reserves in sufficient quantities to justify developing a particular property.
We have and may acquire additional mining properties and our business may be negatively impacted if reserves are not located on acquired properties or if we are unable to successfully execute and/or integrate the acquisitions.
We have in the past, and may in the future, acquire additional mining properties. There can be no assurance that reserves will be identified on any properties that we acquire. We may experience negative impacts on the trading price of our common stock or on our ability to access capital if we successfully complete acquisitions of additional properties and reserves are not located on these properties.
In December 2021, we acquired the Back Forty Project when we purchased Aquila Resources Inc. The acquisition may result in various material adverse impacts on our business and the trading price of our common stock. Adverse impacts may include, without limitation, the risk that the acquisition does not achieve the expected benefits, increased cash outflows, the availability of capital, the risk of potential material adverse tax consequences for our company and shareholders. Additional risks, difficulties, and uncertainties may result from the separation of businesses that were previously co-mingled, including necessary ongoing relationships. We are conducting a definitive feasibility study to establish Mineral Reserves on the property. While we have invested significant time, money, and equity into the acquisition of the Back Forty Project, there can be no assurance that the Back Forty Project will be permitted or will ultimately be productive.
The success of any future acquisition would depend on a number of factors, including, but not limited to:
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
There can be no assurance that we will be able to successfully conclude any acquisitions, or that any acquisition will achieve the anticipated synergies or other anticipated positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position. These factors may materially adversely affect the trading price of our common stock.

Regulatory Risks

Our operations are subject to ongoing permitting requirements which could result in the delay, suspension, or termination of our operations.

Our operations, including our ongoing exploration drilling programs and mining, require ongoing permits from governmental and local authorities. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be materially adversely affected.

Our operating properties located in Mexico are subject to changes in political or economic conditions and regulations in that country.

The risks with respect to operating in Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, increased security risks, labor instability or militancy, mineral title irregularities, and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitude in Mexico may materially adversely affect our business. We may be affected in varying degrees by government regulation with respect to restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, labor legislation, water use, and mine safety. The effect of these factors cannot be accurately predicted and may adversely impact our operations.

Most of our properties are subject to extensive environmental laws and regulations which could materially adversely affect our business.

Our exploration and mining operations are subject to extensive laws and regulations governing land use and the protection of the environment, which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and the authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

Environmental legislation in Mexico and in many other countries is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. Future changes in environmental regulation in the jurisdictions where our properties are located may materially adversely affect our business, make our business prohibitively expensive, or prohibit it altogether. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate or otherwise change our intended activities with respect to one or more projects, or (iii) materially adversely affect our future exploration activities.

Climate change and climate change legislation or regulations could impact our business.

We are subject to physical risks associated with climate change, which could seriously harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions, including increased temperatures and droughts, fires, longer wet or dry seasons, increased precipitation, floods, hail, snow, or more severe storms may have a potentially devastating impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, washed-out roads to our properties, and alter the supply of water and electricity to our projects. Increased temperatures may also decrease worker productivity at our projects and raise ventilation and cooling costs. Should the impacts of climate change be material in nature or occur for lengthy periods of time in the areas in which we operate, our financial condition or results of operations could be materially adversely affected.

Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water storage and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions and land erosion and slope stability in case of prolonged wet conditions. Increased precipitation, extreme rainfall events may potentially impact tailings storage facilities through flooding of the water management infrastructure, exceeding surface water runoff network capacity, overtopping the facility, or undermining the slope stability of the structure. Further, increased amounts of water may result in extended periods of flooding to the mine pits and site infrastructure; or may exceed current water treatment facility capacity to store and treat water physical conditions resulting in an unintended overflow either on or off of the mine site property.

U.S. and international legislative and regulatory action intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Transitioning our business to meet regulatory, societal and investor expectations may cause us to incur higher costs and lower economic returns than originally estimated for new exploration projects and development plans of existing operations.

Our continuing reclamation obligations at our operations could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties and have recorded a liability on our Consolidated Balance Sheets to cover the estimated reclamation obligation. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out. Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations and further, that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue mining and exploration activities, which may materially adversely affect our results of operations, financial performance, and cash flows.

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

In most of the countries in which we operate, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction, or imposition of partners could have a material adverse effect on our financial condition, results of operations, and prospects.

Under the laws of Mexico, mineral resources belong to the state, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. Our concessions in Mexico are subject to continuing government regulation, and failure to adhere to such regulations will result in termination of the concession. A title defect could result in losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

Additionally, in 2014, new mining concessions became subject to additional review and approval by the Mexico Ministry of Energy, and in recent years, the federal government has been reluctant to issue new mining concessions at all.

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican ejido system, requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. See “Risk Factors- Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.”

Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.

Our ability to mine minerals is subject to maintaining satisfactory arrangements and relationships with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm. While we have successfully negotiated and signed such agreements related to the Arista and Alta Gracia mines, our inability to maintain these agreements or consummate similar agreements for new projects could impair or impede our ability to successfully explore, develop, and mine the properties, which in turn could materially adversely affect our future cash flow.

A significant amount of our mining properties are subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Mexican peso.

Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance, and exploration costs are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors, and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be materially adversely affected. The annual average inflation rate in Mexico was approximately 5.53% in 2021, 3.40% in 2020, and 3.64% in 2019. At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportionate to the inflation rate in the future. The value of the peso decreased by 3.08% in 2021, decreased by 5.53% in 2020, and increased by 4.45% in 2019. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings, and cash flows.

Lack of infrastructure could forestall or prevent further exploration and advancement.

Exploration activities, as well as any advancement activities, depend on adequate infrastructure. Reliable roads, bridges, power sources, and water supply are important factors that affect capital and operating costs and the feasibility and economic viability of a project. Unanticipated or higher than expected costs and unusual or infrequent weather phenomena, or government or other interference in the maintenance or provision of such infrastructure, could materially adversely affect our business, financial condition, and results of operations.

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

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may materially adversely affect the market price of our common stock. As a result, shareholders may be unable to sell their shares at a desired price.

Past payments of dividends on our common stock are not a guaranty of future payments of dividends.

In 2010, we began paying cash dividends to the holders of our common stock. However, our ability to continue to pay dividends in the future will depend on a number of factors, including, free cash flow, mine construction requirements and strategies, other acquisition and/or construction projects, spot metal prices, taxation, government-imposed royalties, and general market conditions. Further, a portion of our cash flow is expected to be retained to finance our operations and explorations and development of mineral properties. Any material change in our operations may affect future dividends which may be modified or canceled at the discretion of our Board of Directors. Any decrease in our dividend would likely have an adverse impact on the price of our common stock.

Issuances of our stock in the future could dilute existing shareholders and materially adversely affect the market price of our common stock.

We have the authority to issue up to 200,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock, in some cases without shareholder approval. As of March 9, 2022, there were 88,338,774 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. We can issue significant blocks of our common stock without further shareholder approval. Because we have issued less common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

Failure to meet the maintenance criteria of the NYSE American may result in the delisting of our common stock, which could result in lower trading volumes and liquidity, lower prices of our common shares, and make it more difficult for us to raise capital.

Our common stock is currently listed on the NYSE American. In order to maintain that listing, we must meet certain requirements, including maintaining a minimum amount of shareholders’ equity and a minimum number of public shareholders. In addition to objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If we are unable to remain in compliance with the NYSE American continued listing requirements, our common stock may be suspended from trading on and/or delisted from the NYSE American. Although we have not been notified of any delisting proceedings, there is no assurance that we will not receive such notice in the future or that we will be able to then comply with NYSE American listing standards. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, decreased analyst coverage of our securities, and an inability for us to obtain additional financing to fund our operations.

General Risks

Our operations may be further disrupted, and our financial results may be materially adversely affected by the novel coronavirus (COVID-19) pandemic.

The novel strain of coronavirus known as COVID-19, which was declared a pandemic by the World Health Organization in March 2020, poses a risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration activities and/or development projects which may impact liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets. Our operations at the Arista mine in Oaxaca were temporarily suspended, and our cash flows were negatively impacted during 2020 and 2021 as a result. The various government restrictions arising due to the virus have curtailed the travel of our executives, which might materially adversely affect our operations on a long-term basis. The effects of the continued outbreak of COVID-19 and related government responses have caused and could continue to cause disruptions to supply chains and capital markets, reduced labor availability and productivity and a prolonged reduction in economic activity. These effects could have a variety of adverse impacts on us, including reduced demand for our products; impairment of goodwill or long-lived assets; impairment of our ability to develop and construct new mines, to operate existing projects, and to access funds from financial institutions and capital markets. In particular, these effects could disrupt or delay mining at our operating projects, which in turn could have a material adverse effect on our operations, cash flow and financial condition. Due to circumstances beyond our control, including the availability and distribution of the COVID-19 vaccine, we are unable to determine the long-term impact that the COVID-19 outbreak will have on operations.

To the extent the COVID-19 pandemic materially adversely affects our business and financial results as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our operation and indebtedness and financing. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of the pandemic on our business. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

We may not be able to operate successfully if we are unable to recruit, hire, retain, and develop key personnel and a qualified and diverse workforce. In addition, we are dependent upon our employees being able to safely perform their jobs, including the potential for physical injuries or illness.

We depend upon the services of a number of key executives and management personnel. These individuals include our executive officers and other key employees. If any of these individuals were to die, become disabled, or leave our company, we would be forced to identify and retain individuals to replace them. We may be unable to hire a suitable replacement on favorable terms should that become necessary.

Our success is also dependent on the contributions of our highly skilled and experienced workforce. Our ability to achieve our operating goals depend upon our ability to recruit, hire, retain, and develop qualified and diverse personnel to execute on our strategy. There continues to be competition over highly skilled personnel in our industry. If we lose key personnel or one or more members of our senior management team; or if we fail to develop adequate succession plans; or if we fail to hire, retain, and develop qualified and diverse employees; our business, financial condition, results of operations, and cash flows could be harmed. COVID-19 vaccine mandates and other COVID-19 related laws and policies could make hiring and retaining highly skilled key employees more difficult in the future.

Our business is dependent upon our workforce being able to safely perform their jobs, including the potential for physical injuries or illness. If we experience periods where our employees are unable to perform their jobs for any reason, including as a result of illness (such as COVID-19), our business, financial condition, results of operations, and cash flows could be materially adversely affected. As a result of the COVID-19 pandemic, we have experienced temporary workforce disruptions and periods where we temporarily placed our Mexican operations in care and maintenance. These events, or if similar events occur in the future, could have a material adverse impact on the business in the future.

We are dependent on information technology systems, which are subject to certain risks, including cybersecurity risks, data leakage risks, and risks associated with implementation and integration.

We are dependent upon information technology systems in the conduct of our business. Any significant breakdown, invasion, virus, cyberattack, security breach, destruction, or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact our business. To the extent any invasion, cyberattack, or security breach results in disruption to our business; such as loss or disclosure of, or damage to our data or confidential information; our reputation, business, results of operations, and financial condition could be materially adversely affected. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature, and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems, and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition, or results of operations. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyberattacks, we may suffer such losses in the future. We may be required to expend significant additional resources to continue to modify or enhance our protective measures. We also may be subject to significant litigation, regulatory investigation, and remediation costs associated with any information security vulnerabilities, cyberattacks or security breaches.

We may also be materially adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly, or not properly integrated into our operations. If we are unable to successfully implement system upgrades or modifications, we may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed, or tested. Various measures have been implemented to manage our risks related to the system upgrades and modifications, but system upgrades and modification failures could have a material adverse effect on our business, financial condition and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced some degree of governmental and private sector corruption, and in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our Code of Ethics and other corporate governance mandate compliance with these anti-bribery laws, which often carry substantial penalties. However, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty, or other inappropriate acts committed by our affiliates, employees, contractors, or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position, and results of operations, or cause the market value of our common stock to decline.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We classify our mineral properties into three categories: “Production Stage Properties”, “Development Stage Properties”, and “Exploration Stage Properties”. Production Properties are properties for which we operate a producing mine.

At our Don David Gold Mine, we currently have 100% interest in six properties, including two Production Stage Properties and four Exploration Stage Properties, located in Oaxaca, Mexico, along the San Jose structural corridor. Because of their proximity and relatively integrated operations, we collectively refer to the six properties as the Don David Gold Mine. The two Production Stage Properties are the only two of the six properties that make up the Don David Gold Mine that we consider to be independently material at this time. The Company also has 100% interest in the Back Forty Project, an advanced Exploration Stage Property, located in Menominee County, Michigan, USA.

Mineral Resources

Under SEC S-K 1300, a Mineral Resource is defined as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.” A Mineral Resource is a “reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.” More information supporting assumptions, methodologies, and procedures can be found in the Technical Report Summary filed as Exhibit 96.1 to this Form 10-K.

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources
at December 31, 2021(1)(2)(3)(4)

Description	KTonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %	Cut-off grade	Metallurgical Recovery (%)
Arista							$/Tonne	Au	Ag	Cu	Pb	Zn
Measured Mineral Resources	352	2.18	171.69	0.38	1.57	4.79	88	81	92	80	80	82
Indicated Mineral Resources	1,208	1.46	120.06	0.31	1.21	3.49	88	81	92	80	80	82
Measured + Indicated	1,560	1.62	131.72	0.33	1.29	3.79	88	81	92	80	80	82
Inferred Mineral Resources	1,766	0.90	94.16	0.27	1.18	3.19	88	81	92	80	80	82
Alta Gracia							AuEq/tonne
Measured Mineral Resources	24	0.81	367.95	-	-	-	2.36	85	72	-	-	-
Indicated Mineral Resources	90	0.61	327.18	-	-	-	2.36	85	72	-	-	-
Measured + Indicated	114	0.65	335.82	-	-	-	2.36	85	72	-	-	-
Inferred Mineral Resources	148	0.62	295.61	-	-	-	2.36	85	72	-	-	-

Notes on Mineral Resources:

1.

Mineral Resource estimated at December 31, 2021 are based on $1,744/oz for Gold, $23.70/oz for Silver, $3.59/pound Copper, $0.97/pound Lead and $1.15/pound Zinc. These prices reflect the August 2021 average five-year street consensus as provided by the Bank of Montreal.

2.	The definitions for Mineral Resources in S-K 1300 were followed which are consistent with CIM (2014) definitions and are exclusive of Mineral Reserves.
3.	Mineral Resources that are not Mineral Reserves are materials of economic interest with reasonable prospects for economic extraction.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

For comparison, as at December 31, 2020, DDGM’s estimates of Mineral Resources, exclusive of Mineral Reserves, are provided in the below table.

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources

at December 31, 2020(1)(2)(3)(4)

Description	KTonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %	Cut-off grade	Metallurgical Recovery (%)
Arista							$/Tonne	Au	Ag	Cu	Pb	Zn
Measured Mineral Resources	576	1.56	114.28	0.28	1.02	3.08	77	76	92	80	79	80
Indicated Mineral Resources	1,704	1.43	154.25	0.22	1.25	3.54	77	76	92	80	79	80
Measured + Indicated	2,280	1.47	143.87	0.24	1.19	3.42	77	76	92	80	79	80
Inferred Mineral Resources	642	0.91	74.36	0.35	1.17	3.86	77	76	92	80	79	80
Alta Gracia							AuEq/tonne
Measured Mineral Resources	37	0.61	273.00	-	-	-	2.33	85	72	-	-	-
Indicated Mineral Resources	132	0.85	405.00	-	-	-	2.33	85	72	-	-	-
Measured + Indicated	169	0.80	376.00	-	-	-	2.33	85	72	-	-	-
Inferred Mineral Resources	53	0.74	368.00	-	-	-	2.33	85	72	-	-	-

Notes on Mineral Resources:

1.

Mineral Resource estimated at December 31, 2020 were based on $1,477/oz for Gold, $17.47/oz for Silver, $2.83/pound Copper, $0.92/pound Lead and $1.17/pound Zinc. These prices reflect the three-year trailing average price.

2.	The definitions for Mineral Resources in S-K 1300 were followed which are consistent with CIM (2014) definitions and are exclusive of Mineral Reserves.
3.	Mineral Resources that are not Mineral Reserves are materials of economic interest with reasonable prospects for economic extraction.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

During 2021, we performed a comprehensive review of our geological database and interpretation of the mineralization, the block models derived from them and ultimately the mine plan to ensure more reliable and accurate mine planning and forecasting. In addition, metallurgy, mining methods, ground control and other parameters were reviewed. As a result of this review, Measured and Indicated Mineral Resources decreased from 2.4 million tonnes at December 31, 2020 to 1.7 million tonnes at December 31, 2021. The largest contributing factor to this decrease was the reclassification of mineralization from Measured and Indicated Mineral Resource to Inferred Mineral Resource. Inferred Mineral Resources increased from 0.7 million tonnes as at December 31, 2020 to 1.9 million tonnes at December 31, 2021.

Mineral Reserves

Under S-K 1300, a Mineral Reserve is defined as “an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project.” More information supporting assumptions, methodologies, and procedures can be found in the Technical Report Summary filed as Exhibit 96.1 to this Form 10-K.

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2021 (1) (4)

								Recovery
Description	Tonnes	Gold g/t	Silver g/t	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade	% Au	% Ag	% Cu	% Pb	% Zn
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	353,500	2.63	93	0.4	1.9	4.9	88	80.7	92.4	80.0	79.9	81.5
Probable Mineral Reserves	1,131,200	1.22	61	0.2	1.0	2.8	88	80.7	92.4	80.0	79.9	81.5
Arista Mine Total	1,484,700	1.55	69	0.3	1.2	3.3
Alta Gracia Mine (3)							AuEq/tonne
Proven Mineral Reserves	3,000	0.85	392	0.0	0.1	0.3	2.33	85.0	72.0
Probable Mineral Reserves	50,800	0.27	169	0.0	0.0	0.0	2.33	85.0	72.0
Alta Gracia Mine Total	53,800	0.30	181	0.0	0.0	0.0
Don David Gold Mine Total	1,538,500	1.51	73

Notes on Mineral Reserves:

1.	Mineral Reserves estimated at December 31, 2021 are based on $1,744/oz for Gold, $23.70/oz for Silver, $3.59/pound Copper, $0.97/pound Lead, and $1.15/pound Zinc. These prices reflect the August 2021 average five-year street consensus as provided by the Bank of Montreal.
2.	The Arista Mine cut-off grades for Mineral Reserves are $88/tonne NSR.
3.	No appreciable amounts of base metals are present in the Alta Gracia veins identified to-date. A breakeven cut-off grade of 2.33 g/t AuEq was used for Mineral Reserves using gold and silver only to calculate gold equivalencies.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

For comparison, as at December 31, 2020, DDGM’s estimates of Mineral Reserves are presented in the table below.

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2020 (1) (4)

								Recovery
Description	Tonnes	Gold g/t	Silver g/t	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade	% Au	% Ag	% Cu	% Pb	% Zn
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	1,775,600	2.22	116	0.4	1.6	4.5	77	76.0	92.0	80.0	79.0	80.0
Probable Mineral Reserves	490,600	1.88	138	0.4	1.5	3.9	77	76.0	92.0	80.0	79.0	80.0
Arista Mine Total	2,266,200	2.16	121	0.4	1.5	4.0
Alta Gracia Mine (3)							AuEq/tonne
Proven Mineral Reserves	51,900	0.76	325	0.0	0.0	0.0	2.33	85.0	72
Probable Mineral Reserves	10,400	0.85	514	0.0	0.0	0.0	2.33	85.0	72
Alta Gracia Mine Total	62,300	0.77	357	0.0	0.0	0.0
Don David Gold Mine Total	2,328,500	2.11	127

Notes on Mineral Reserves:

1.	Mineral Reserves estimated at December 31, 2020 were based on $1,477/oz for Gold, $17.47/oz for Silver, $2.83/pound Copper, $0.92/pound Lead, and $1.17/pound Zinc. These prices reflect the three-year trailing average prices.
2.	The Arista Mine cut-off grades for Mineral Reserves are $77/tonne NSR. The term “cutoff grade” means the lowest NSR value considered economic to process.
3.	No appreciable amounts of base metals are present in the Alta Gracia veins identified to-date. A breakeven cut-off grade of 2.33 g/t AuEq was used for Mineral Reserves using gold and silver only to calculate gold equivalencies.

4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Proven and Probable Mineral Reserves decreased from 2.3 million tonnes at December 31, 2020 to 1.5 million tonnes at December 31, 2021. The largest contributing factor was the depletion of the reserves by 0.5 million tonnes related to mining activities and another 0.3 million tonnes were reclassified as Measured and Indicated Mineral Resources.

Don David Gold Mine

All of the properties that make up our Don David Gold Mine are located in Oaxaca, Mexico in what is known as the San Jose structural corridor, which runs 70 degrees northwest. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca; the map below shows the general location of our properties:

98°0'0"W
96°0'0"W
94°0'0"W
18°0'0"N
16°0'0"N
PUEBLA
OAXACA
VERACRUZ
GUERRERO
CHIAPAS
N
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huajuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Oaxaca
Sarabia
Las Margaritas
El Rey
El Chamizo
El Aguila
Alta Gracia
El Fuego
El Barrio de la Soledad
Union Hidalgo
Juchitan de Zaragoza
San Francisco Ixhuatan
Salina Cruz
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juguila
San Pedro Mixtepec
Therra Blanca
Chacalapa
San Pedro Pochutla
Puerto Angel
Puerto Escondido
0 20 40 80
km
Pacific Ocean
Gulf of Tehuantepect

The Company was granted concessions from the Mexican federal government to explore and mine our properties in Mexico. Please see below Mining Concessions and Regulations in Mexico for additional information. We hold certain properties as the concession holder and lease other properties from a third party. We are required to pay concession fees to the Mexican government to maintain our interest in these concessions, and we pay concession fees for all of our mineral properties, including those which are subject to the third-party lease.

The table below details information related to the mining concessions that comprise our properties in Oaxaca, Mexico:

	Total Number of Concessions	Total Size	Acquisition Date Range	2021 Maintenance Fees Paid

		(in hectares)
Production Stage Properties:
Arista	18	24,372	2002 to 2016	$405,057
Alta Gracia	3	5,175	2008	91,760
Total Production Stage Properties:		29,547		$496,817
Exploration Stage Properties:
Rey	4	2,335	2002 to 2009	$41,399
Chamizo	2	19,758	2011 to 2013	350,319
Margaritas	1	925	2002	16,401
Fuego	1	2,554	2013	45,284
Total Exploration Stage Properties:		25,572		$453,403

Total:	29	55,119		$950,220

Production Stage Properties

Arista & Alta Gracia Mines

History: The Arista and Alta Gracia mines are in the regional Tlacolula mining district within Oaxaca State, in the southwestern part of Mexico. According to the Mexican Geological Survey, the Servicio Geologico Mexicano (“SGM”) mining activity was initiated in the early 1880s in the Tlacolula mining district, producing some 300,000 ounces of gold and silver from an ore shoot of the La Leona mine. However, no separate amounts of production were reported for each metal. According to the SGM, in 1892 two smelters were built and operated (Magdalena Teitipac and O'Kelly) near the village of Tlacolula for processing ores from the Alta Gracia La Soledad, San Ignacio y Anexas, La Leona, La Victoria, and San Rafael silver mines. Subsequently, in 1911, Mr. Sken Sanders investigated the Totolapam mining region with a particular interest in the Margaritas mine. Most of these historical mines are within DDGM's mining concessions.

While the DDGM Arista Mine and Alta Gracia Mine are in the smaller mining subdistricts of San Jose de Gracia and Alta Gracia, respectively, only small-scale artisanal mining was historically conducted in these areas’ subdistricts. No reliable production records exist for the historic production performed in the Arista and Alta Gracia Project areas.

In 1998 and 1999, some concessions now held by DDGM were leased to Apex Silver Corporation (“Apex”). Apex carried out an exploration program involving geologic mapping, surface sampling, and an eleven (11) hole reverse circulation drilling program (1,242 m) into the Arista flat-lying vein (manto-style) deposit.

Arista Mine

Background: The Arista Mine currently holds 18 mining concessions aggregating 24,372 hectares.

In 2002, we leased the Aguila, El Aire, and La Tehuana concessions from a third party. The Aguila and El Aire concessions are part of the Arista Mine and the La Tehuana concession comprises the Margaritas property. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver doré and 5% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor, and the lessor may terminate it if we fail to fulfill any of our obligations, which primarily consist of paying the appropriate royalty to the lessor.

In August 2003, we commenced an initial drilling and exploration program at the Arista mine. Through 2020, we have drilled a total of 1,293 core holes (both surface and underground) equaling 375,669 meters and 166 reverse circulation holes equaling 14,367 meters for a total of 1,459 holes totaling 390,036 meters.

In 2010, we acquired from a third party additional concessions, at no additional cost, which are subject to a 2% royalty, but are not subject to the Aguila lease agreement. We filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from the third party. While not subject to the Aguila lease, the two concessions are considered within the Arista mine.

Location and Access: The Arista mine is located in the Sierra Madre del Sur Mountains of southern Mexico in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers southeast of Oaxaca City, the state’s capital city. The property is approximately four kilometers northwest from the village of San Jose de Gracia. We have constructed gravel and paved roads from the village to the mine and processing facility which provides adequate access to the property.

The climate of the Arista mine area is dry and warm to very warm with most rainfall occurring in June through September, and annual precipitation averaging 423.7 mm. The average yearly temperature is 26.6 degrees centigrade. The area is very rocky with arid vegetation. Subsistence farming occurs, and the main agricultural crop is agave cactus that is cultivated for the production of mescal.

Geology and Mineralization: The Arista mine is located in the San Jose de Gracia Mining District in Oaxaca. Multiple volcanic domes of various scales, and likely non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character.

Historically, we have produced ore from two locations on the Arista mine, the open pit mine and the underground mine. The open pit mineralization is considered low sulfidation, epithermal mineralization primarily of gold with some silver and no base metals. In 2021, mining activities were completed in the open pit, and it will now become the site for filtered dry stack tailings deposition. The Arista underground mine is considered intermediate epithermal mineralization of gold, silver, copper, lead, and zinc. The host rock in the Arista vein system is primarily andesite.

Facilities: We constructed a processing facility and other infrastructure at the Arista mine for approximately $35 million in 2009, and expanded the processing facility in 2012 and 2013, spending an additional $23 million. The flotation mill expansion, completed at the end of 2013, increased the number of flotation cells, added a second ball mill to allow for additional processing capacity, and added a Knelson gravity concentrator. In 2014 we completed a doré processing facility. In 2019, an increase in pumping capacity to the cyclones in the plant resulted in plant capacity increasing to nominal 2,000 tpd. The DDGM processing facility is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic ore and producing up to three separate concentrate products for sale. The facility also has an agitated leach circuit capable of producing gold and silver doré for sale.

We obtained water rights from the Mexican government for an amount of water that we believe is sufficient to meet our operating requirements and pump it approximately five kilometers to the site from a permitted well located near the Totolapam River.

Additional improvements at the site include electrical power lines connecting to the Mexican national power grid, installation of backup diesel generation power plants and switch gear, paving a three-kilometer section of the road from the mine to the processing facility, construction of a new surface maintenance garage and fuel station, construction of haul roads from the mine site to the processing facility, office space at the processing facility, an assay lab, an exploration office, tailings impoundment facilities and lift, a paste fill plant, mine camp facilities, and other infrastructure.

Exploration Activities:

We completed 112 underground diamond drill holes totaling 25,104 meters and 30 surface diamond drill holes totaling 9,929 meters at the Arista mine during 2021. The underground drilling included significant infill drilling, particularly on the Switchback system, in order to convert Inferred Mineral Resources to Mineral Reserves and to optimize the mine plan. A total of 68 underground infill drill holes were completed totaling 9,687 meters. The drilling, in conjunction with expansion drilling, identified a number of high-grade zones in the southeastern part of the Soledad vein, within and peripheral to existing Mineral Resources. The underground expansion drilling activities were mainly focused on the Switchback and, the newly defined, Three Sisters vein system in the Arista Mine; 44 drill holes were completed totaling 15,418 meters. The Switchback vein system extends for over a one-kilometer strike length and remains open on both strike and vertical extent, with 2021 drilling targeting the expansion and delineation of the multiple sub-parallel veins. The Three Sisters vein system lies at the northern limit of known mine working and between the Switchback and Arista vein systems; Three Sisters drilling focused on the Sandy vein which is open to the northwest and up- and down-dip.

Surface drilling continued to explore for potentially economic mineralization in zones close to the Arista Mine; along strike drilling from the Arista vein system confirmed the presence of felsic dykes which are often intimately associated with mineralization within the Arista mine and confirm the need to continue exploring along strike to the southeast. An infill program from surface targeted the along strike extension of the Santiago vein confirming the presence of mineralization. A condemnation drilling program below the open pit was also undertaken. Surface geologic mapping and rock chip sampling continued in the vicinity of the Arista mine, the open pit and the geological targets Cerro Pilon and Cerro Colorado amongst other prospects. Our exploration efforts demonstrate our commitment to long-term investment in Oaxaca, Mexico.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning our mining operations at the Alta Gracia project.

Alta Gracia Mine

Background: In 2008, we were granted claims adjacent to the Margaritas property in the Alta Gracia Mining District by filing three mining concessions known as the David Fracción I, the David Fracción II, and La Herradura, totaling 5,175 hectares.

As of December 31, 2016, proven and probable reserves had been established for the Mirador Underground Mine on our Alta Gracia property. In July 2017, mine development reached the economic ore zone of the Mirador vein, and mining began.

Location and Access: The Alta Gracia project is approximately 20 kilometers northeast of the village of San Pedro Totalapam, in the Municipality of San Pedro Totolapam. Access to the project is by a gravel road that departs the paved highway approximately 13 kilometers east of the village of San Pedro Totalapam. The haulage distance by road from Alta Gracia to the DDGM processing facility is approximately 32 kilometers.

Geology and Mineralization: The sedimentary and volcanic units mapped at Alta Gracia are similar to those observed at the Arista mine. The district is dominated by tertiary-age rhyolite flows and tuffs which are underlain by andesite flows and tuff. Granodiorite and felsic intrusives are observed to crop out to the north and east of the Mirador mine. Known vein occurrences at Alta Gracia are mainly hosted in andesite and rhyolite. The veins at Alta Gracia are considered low sulfidation epithermal mineralization with economic values only for gold and silver.

Facilities: During 2016, we received our operating permit for the Mirador Mine.

In 2017, two mine portals were developed to provide access to the Mirador vein. Mine site offices and a mobile equipment maintenance shop were established. Additionally, a diesel power generation plant, a compressed air and a mine water pumping station were developed and put into service. In 2018, old workings were improved to create a second access to the vein system called Independencia. The portal for this access is located approximately 500 meters southwest of the Mirador portal. Development is now established to access the mineralization, delineated by drill campaigns during 2018 and 2019, within the Mirador’s Independencia vein.

Ore from the Mirador Mine, primarily silver ore, is transported by contracted haul trucks to and processed at our agitated leach plant at the DDGM processing facility, with final product being doré.

Exploration Activities: The 2021 Alta Gracia exploration program mainly included surface geological mapping along with rock chip sampling in the historic mining areas at Alta Gracia. The new information will be used to guide future surface drilling programs.

Open Pit and Dry Stack Facility

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession, which is approximately 925 hectares, located along our 55-kilometer mineralized trend, and adjacent to the Arista mine.

In 2021, we continued to review results from previous surface drilling, surveying, detailed geological mapping, and rock chip channel sampling for the Margaritas property. We completed the work required to maintain the claims during 2021, with work focused on re-interpretation of geochemical data and additional data compilation to identify new targets of interest, as well as continued surface mapping. We expect to target the same amount of work in 2022, along with identifying opportunities to strengthen our relationship in the local communities.

Chamizo Property

In June 2011, we acquired an exploration concession from the Mexican government of approximately 17,898 hectares referred to as Chamizo. In March 2013, we acquired a property known as Cerro Colorado from Almaden Minerals, Ltd. (“Almaden”) consisting of approximately 1,860 hectares. The Cerro Colorado property is surrounded by our Chamizo concession, and we include it as part of the Chamizo property. The Chamizo Property is adjacent to the Alta Gracia Property. Any future production from the Cerro Colorado concession is subject to a 2% net smelter return royalty in favor of Almaden.

Due to the distance of Chamizo from the Arista mine, exploration activity undertaken in 2021 was limited to data compilation. We do not anticipate any significant work in 2022, although we will be looking to identify opportunities to strengthen our relationship in the local communities to facilitate future work.

Fuego Property

In March 2013, we acquired the Fuego property from Almaden subject to a 2% net smelter return royalty. The Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and Chamizo properties. In 2013, Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling have been conducted on the Fuego property, which allows us to meet the acceptable amount of work required to maintain the claims. We do not anticipate any significant exploration activities at Fuego in 2022. However, we plan to conduct the work required to maintain the claims.

Rey Property

The Rey property consists of concessions on the far northwest end of our 55-kilometer mineralized corridor in the State of Oaxaca known as Rey, El Virrey, La Reyna, and El Marquez. The Rey property consists of 2,335 hectares. We acquired the El Virrey concession from a third party, and it is subject to a 2% net smelter return royalty. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The Rey property is located approximately 64.4 kilometers by road from the Arista mine. There is no plant or equipment on the Rey property. If exploration is successful, any mining would probably require an underground mine where ore could be trucked to the DDGM processing facility for processing. To date, we have drilled 48 core holes for a total of 5,273 meters at the Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling. We ceased work at the Rey property during 2012, following a request to obtain additional approvals from local community agencies. In 2022, we plan to continue working with the local agencies to understand and address any concerns the community may have, but we have no assurance that we will be able to resume our exploration activities in the near term. Once community support is obtained, we plan to conduct follow-up drilling and exploration based on the drilling done in 2007 and 2008. Regardless of the outcome, we plan to perform enough work to maintain the claims in 2022.

Mining Concessions and Regulations in Mexico

Mineral rights in Mexico belong to the Mexican federal government and are administered pursuant to Article 27 of the Mexican Constitution. All of our mining concessions are exploitation concessions, which may be granted or transferred to Mexican citizens and corporations. Our leases or concessions are held by our Mexican subsidiary DDGM. Exploitation concessions have a term of 50 years and can be renewed for another 50 years. Concessions grant us the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessment are set by regulation, may increase over the life of the concession, and include periodic adjustments for inflation. Failure to pay the mining duties can lead to cancellation of the relevant concession.

Mexican mining law does not require payment of finder’s fees to the government, except for a discovery premium in connection with national Mineral Reserves, concessions and claims, or allotments contracted directly from the Mexican Geological Survey. None of the claims held by DDGM are under such a discovery premium regime.

Ejido Lands and Surface Right Acquisitions in Mexico

Surface lands within DDGM are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. We have an agreement with the local San Pedro Totolapam Ejido allowing exploration and exploitation of mineralization at the Arista mine and some of our surrounding properties.

Mexican law recognizes mining as a land use generally superior to agriculture. However, the law also recognizes the rights of the Ejidos to compensation in the event mining activity interrupts or discontinues their use of the agricultural lands. Compensation is typically made in the form of a cash payment to the holder of the agricultural rights. The amount of such compensation is generally related to the perceived value of the agricultural rights as negotiated in the first instance between the Ejidos and the owner of the mineral rights. If the parties are unable to reach an agreement on the amount of the compensation, the decision can be referred to the government.

We have established surface rights agreements with the San Pedro Totolapam Ejido and the individuals impacted by our proposed operations which allow disturbance of the surface where necessary for our exploration activities and mining operations.

Office Facilities

We constructed an administrative office building adjacent to the DDGM processing facility and a mine office adjacent to the Arista Mine portal. We also lease approximately 3,000 square feet of office space in Oaxaca City, Oaxaca. The lease commenced in 2012 and was renewed in December 2021 for two years.

Back Forty

The Back Forty Project is an advanced Exploration Stage Property located in Menominee County, Michigan, USA in the mineral-rich Penokean Volcanic Belt. Because the property does not currently have a Mineral Reserve estimate, we do not consider the property to be independently material at this time. Our property is made up of approximately 1,304 hectares (3,222 acres) of private and public (State of Michigan) mineral lands. The project is centered at latitude 46 degrees 27 North and longitude 87 degrees and 51 West.

Location of Back Forty Project Offices and Facilities
Field Office and Project Site
Main Offices
Core Warehouse
Nadeau
Gourley
Carney
Nathan
Banat
MENOMINEE
Swanson
Daggett
Stephenson
Cedar River
Koss
Ingalls
Wallace
McAllister
Walsh
Menominee
Marinette
Arthur Bay
Wisconsin
Green Bay
Milwaukee
Chicago
Toronto
Detroit
Duluth

Background: On December 10, 2021, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc. Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership, leases with the State of Michigan, and royalties with private parties. We are currently advancing a definitive feasibility study and preparing permit applications.

Permitting: The State of Michigan governs and regulates the permitting process as it relates to the Back Forty Project. Upon completion of the definitive feasibility study, we plan to submit an omnibus application for required permits.

Community: Tribal engagement has been very important to the Project, especially considering the cultural resources near the site. Outreach to local Tribes, including the Menominee Indian Tribe of Wisconsin, began as early as June of 2010. Aquila conducted extensive archeological studies throughout the effected and unaffected areas. As agreed with the authorities, Aquila identified areas for permanent protection and established appropriate buffers. We plan to continue working with the Tribes to better understand their concerns and to find opportunities to work together on issues that are important to both parties, such as preservation of cultural sites and historical artifacts, impact to the Menominee river, and wetland mitigation.

Office Facilities: In Michigan, we own and operate an administrative office building in Stephenson, MI and another field office close to the location of the potential future mine facilities.

Glossary

The following terms used in this report shall have the following meanings:

Andesite:	An extrusive igneous, volcanic rock, of intermediate composition, with aphanitic to porphyritic texture characteristic of subduction zones, such as the western margin of South America.

Concentrate:	A product from a mineral processing facility, such as gravity separation or flotation, in which the valuable constituents have been upgraded and unwanted gangue materials rejected as waste.

Doré:	Composite gold and silver bullion, usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Drift:	A horizontal tunnel generally driven within or alongside an ore body and aligned parallel to the long dimension of the ore.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration:	Prospecting, sampling, mapping, diamond-drilling, and other work involved in locating the presence of economic deposits and establishing their nature, shape, and grade.

Grade:	The concentration of an element of interest expressed as relative mass units (percentage, ounces per ton, grams per tonne (“g/t”), etc.).

Hectare:	A metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

Long-hole Stoping:

Mining method which uses holes drilled by a production drill to a predetermined pattern by a mining engineer. Long-hole stoping is a highly selective and productive method of mining and can cater for varying ore thicknesses and dips (0 - 90 degree). Blasted rock is designed to fall into a supported drawpoint or removed with remote control LHD (load, haul, dump machine).

Net Smelter Return (“NSR”):

The net revenue that the owner of a mining property receives from the sale of the mine's metal products, less transportation and refining costs. As a royalty, it refers to the fraction of net smelter return that a mine operator is obligated to pay the owner of the royalty agreement.

Mineral Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Tonne:	A metric ton. One tonne equals 1000 kg. It is equal to approximately 2,204.62 pounds.

Volcanogenic:	Of volcanic origin.

Volcanic domes:

These are mounds that form when viscous lava is erupted slowly and piles up over the vent, rather than moving away as lava flow. The sides of most domes are very steep and typically are mantled with unstable rock debris formed during or shortly after dome emplacement. Most domes are composed of silica-rich lava, which may contain enough pressurized gas to cause explosions during dome extrusion.

ITEM 3.LEGAL PROCEEDINGS

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government through which they demanded the cancellation of several concession titles, including concessions currently granted to DDGM. The federal government ordered a suspension to prevent work related to excavating, drilling, opening tunnels, and exploiting the mineral resources on the surface and subsoil of the concessions named in the injunction in the lands of the indigenous community. Presently, DDGM does not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 remains under review by the courts.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange American (“NYSE American”) under the symbol “GORO”.

On March 9, 2022, there were 88,338,774 shares of Gold Resource Corporation, which were held by approximately 200 holders of record.

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

The following graph compares the performance of our common stock with the performance of the NYSE American Composite Index and the S&P TSX Global Gold Fund, assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation and each of the indices included below from December 31, 2016 to December 31, 2021. The spin-off of Fortitude Gold Corporation to our shareholders at December 31, 2020 is reflected as a special dividend in 2021, as the shares started trading on the OTQB in February 2021.

* for $100 invested on 12/31/16 in stock or index, including reinvestment of dividends

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 6200 S. Quebec St., Greenwood Village, CO 80111, and its telephone number is (303) 262-0600.

Dividend Policy

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. Since commercial production began at the DDGM in July 2010, we have returned over $119 million to our shareholders in dividends. Regular dividends should not be considered a prediction or guarantee of future dividends.

ITEM 6.RESERVED

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. See “Forward-Looking Statements” above. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including but not limited to the risks described in “Risk Factors” and elsewhere in this annual report and other reports filed by us with the SEC. This discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

We are a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. DDGM holds six properties and includes mineral production primarily from the Arista underground mine. During 2021, we temporarily suspended operations voluntarily in late August in response to a spike in COVID-19. We produce gold and silver doré and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead, and zinc. We are also currently preparing a definitive feasibility study at our Back Forty Project with the goal of commencing commercial production in 2025.

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2021 and 2020 and our financial condition as of December 31, 2021 and 2020, with a particular emphasis on the year ended December 31, 2021. For discussion regarding the results of operations for the years ended December 31, 2020 and 2019, as well as discussion regarding the financial condition as of December 31, 2020 compared to 2019, please refer to the audited consolidated financial statements for the year ended December 31, 2020 included in the our annual report on Form 10-K filed with the SEC on February 24, 2021. On December 31, 2020, we spun-off our wholly-owned subsidiary, Fortitude Gold Corporation, which held a Nevada Mining Unit. We presented the operating results and cash flows of the Nevada Mining Unit reportable segment within discontinued operations in the prior periods. See Note 21, Discontinued Operations, in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

Precious metal gold equivalent is determined by taking gold ounces produced or sold, plus silver ounces produced or sold, converted to precious metal gold equivalent ounces using the gold to silver average realized price ratio for the period.

COVID-19 Pandemic

We continue to protect the health and safety of our employees, contractors, and communities, by taking precautionary measures, including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely with the benefit of technology, we are able to maintain our operations and internal controls over financial reporting and disclosures.

On August 18, 2021, we announced the temporary suspension of activities at the Don David Gold Mine in response to a spike in COVID-19 cases at our mine and surrounding communities. The suspension lasted twelve days and by September 7, 2021, we had significantly ramped back up operations under further enhanced COVID-19 protocols. We incurred incremental COVID-19 specific costs of $0.2 million during 2021 for activities such as additional health and safety procedures, increased transportation, and community contributions. We are working with local authorities to improve the availability of vaccines to our employees and host communities.

As of the date of the issuance of these audited Consolidated Financial Statements, there have been no other significant impacts, including impairments, to our operations and financial statements. However, the long-term impact of the COVID-19 outbreak on our results of operations, financial position, and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position, and cash flows may be materially adversely affected. We are not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when and if needed on acceptable terms, if at all. As the situation continues to evolve, we will continue to closely monitor market conditions and respond accordingly. We have completed various scenario planning analyses to consider the potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions, and curtailments of operating activities (voluntary or involuntary). We believe that current working capital balances will be sufficient for the foreseeable future, although there is no assurance that will be the case.

Results of Operations

Don David Gold Mine

Mine activities during 2021 included development and ore extraction from the Arista mine. The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended December 31,		For the year ended December 31,
	2021	2020	2021	2020
Arista Mine
Milled
Tonnes Milled	135,398	133,353	486,970	506,747
Grade
Average Gold Grade (g/t)	1.93	1.81	2.01	1.47
Average Silver Grade (g/t)	82	66	82	74
Average Copper Grade (%)	0.38	0.40	0.39	0.39
Average Lead Grade (%)	2.17	1.93	1.93	1.92
Average Zinc Grade (%)	4.77	4.93	4.36	4.87
Open Pit Mine
Milled
Tonnes Milled	-	16,409	15,008	51,149
Grade
Average Gold Grade (g/t)	-	1.61	1.88	1.41
Average Silver Grade (g/t)	-	31	33	35
Alta Gracia Mine
Milled
Tonnes Milled	-	-	-	7,450
Grade
Average Gold Grade (g/t)	-	-	-	0.91
Average Silver Grade (g/t)	-	-	-	130
Combined
Tonnes Milled	135,398	149,762	501,978	565,346
Tonnes Milled per Day (1)	1,559	1,702	1,512	1,829
Metal production (before payable metal deductions) (2)
Gold (ozs.)	6,853	6,854	26,438	20,473
Silver (ozs.)	330,873	276,902	1,200,291	1,189,366
Copper (tonnes)	413	431	1,506	1,593
Lead (tonnes)	2,345	1,914	7,544	7,725
Zinc (tonnes)	5,349	5,310	17,329	19,696

(1)	Based on actual days the mill operated during the period.
(2)	The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

2021 compared to 2020

For the year ended December 31, 2021, the Oaxaca operations produced 26,438 gold ounces and 1,200,291 silver ounces. These production results reflect an increase of 29% and 1%, respectively, from the same period in 2020. For the three months ended December 31, 2021, production totaled 6,853 gold ounces and 330,873 silver ounces. While gold production was the same period over period, silver production increased by 19% from the same period in 2020. Production increases are directly related to the increase in gold and silver grades in 2021.

Production Volumes

During the three and twelve months ended December 31, 2021, we processed ore at a rate of 1,559 and 1,512 ore tonnes per day, respectively, as compared to 1,702 and 1,829 ore tonnes per day for the same periods in 2020. Tonnes milled were 10% and 11% lower for the three and twelve months ended December 31, 2021, respectively, as compared to the same periods in 2020. The lower production rates were a result of ground support challenges throughout the year and a twelve-day voluntary suspension of the operations in the third quarter of 2021 due to a spike in COVID-19 cases. The operations team has responded to ground support challenges through mine sequencing and taken measures to ensure the safety of our employees.

Grades & Recoveries

During the three and twelve months ended December 31, 2021, we processed ore with an average gold grade of 1.93 g/t and 2.01 g/t, respectively, as compared to 1.81 g/t and 1.47 g/t for the same periods in 2020. Likewise, during both the three and twelve months ended December 31, 2021, we processed ore with an average silver grade of 82 g/t, as compared to 66 g/t and 74 g/t, respectively, for the same periods in 2020. Full-year average gold grade was approximately 37% higher than the prior year, and the full-year average silver grade was 11% higher than the prior year, as a result of mining more ore from the Arista high-grade narrow veins. Additionally, overall recoveries for gold in 2021 improved by 5% due to process improvement initiatives.

Our base metals average grades during the three months ended December 31, 2021 were 0.38% for copper, 2.17% for lead, and 4.77% for zinc, compared to 0.40% for copper, 1.93% for lead, and 4.93% for zinc, for the same period in 2020. The average grades for our base metals for the twelve months ended December 31, 2021 were 0.39% for copper, 1.93% for lead, and 4.36% for zinc, compared to 0.39% for copper, 1.92% for lead, and 4.87% for zinc in 2020. Overall copper and lead grades and recoveries during the three and twelve months ended December 31, 2021, were in line with the same period in 2021. While zinc grades were 3% and 10% lower during the three and twelve months ended December 31, 2021, the zinc recoveries were slightly higher (approximately 2%) than the same period in 2021.

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended December 31,		For the year ended December 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Doré and concentrate sales	$40,492	$35,650	$135,679	$111,879
Less: Treatment and refining charges	(3,275)	(5,998)	(11,485)	(21,140)
Realized/unrealized derivatives, net	846	(65)	1,002	(47)
Sales, net	38,063	29,587	125,196	90,692
Total mine cost of sales	25,016	21,693	88,449	78,205
Mine gross profit	13,047	7,894	36,747	12,487
Other costs and expenses, including tax:	10,358	11,013	28,719	18,818
Net income (loss) from continuing operations	2,689	(3,119)	8,028	(6,331)
Net income from discontinued operations, net of income taxes	-	7,410	-	10,690
Net income	$2,689	$4,291	$8,028	$4,359

Total cash cost after co-product credits per AuEq oz sold	$73	$647	$414	$784
Total all-in sustaining cost after co-product credits per AuEq oz sold	$451	$1,357	$922	$1,338
Total all-in cost after co-product credits per AuEq oz sold	$845	$1,781	$1,300	$1,634

Sales

DDGM net sales of $125.2 million for the year ended December 31, 2021 increased by $34.5 million, or 38%, when compared to 2020. The increase in 2021 sales is the result of increased gold sales volumes, higher silver and base metal prices, and lower treatment charges. Gold ounces sold in 2021 increased over 2020 by 5,177 ounces or 30%. Silver and base metal volumes decreased as follows: silver by 5%, copper by 5%, lead by 9%, and zinc by 14%. These decreases were offset by higher average realized prices as follows: silver 19%, copper 51%, lead 26%, and zinc 37%. Concentrate treatment charges, which are net against concentrate sales, deceased by 46%.

Treatment Charges

Treatment charges for the twelve months ended December 31, 2021 were $11.5 million, or $548 per tonne of base metal produced and sold, as compared to $21.1 million, or $885 per produced and sold base metal tonne for the same period in 2020. This 38% decrease in the per base metal tonne sold was expected as a result of the negotiations of new treatment charge agreements for 2021. The decrease is largely dependent on the spot treatment charge market for zinc, which can be volatile.

Operating Costs

Total Mine Cost of Sales of $88.4 million increased $10.2 million or 13%, compared to 2020. The primary driver is related to the $11.6 million, or 19%, increase in production costs from $60.6 million in 2020 to $72.2 million in 2021, offset by a $1.4 million, or 8%, decrease in depreciation expense. The increase in production costs is mostly related to a $8.7 million increase in consumable goods caused by a 14% price increase in materials used in the operations, a $2.9 million increase in energy costs due to higher consumption, a $2.8 million increased spend on contractors, a $2.8 million impact related to the Mexico Labor Reform for long-term employee obligations ($0.9 million) and profit sharing ($1.9 million), offset by a $6.3 million decrease due to lower tonnes processed through the mill.

Mine Gross Profit

For the year ended December 31, 2021, mine gross profit and mine gross profit percent totaled $36.7 million and 29%, as compared to $12.5 million and 14% for the same period in 2020. The increase in mine gross profit and mine gross profit percent during 2021 primarily resulted from higher sales, offset by higher operating costs discussed above.

Net income (loss) from continuing operations.

For the year ended December 31, 2021, we recorded net income from continuing operations of $8.0 million, as compared to a net loss from continuing operations of $6.3 million during the same period in 2020. The change was attributable to the factors noted above.

Net income from discontinued operations.

For the year ended December 31, 2021, net income from discontinued operations was nil. We recorded net income from discontinued operations of $10.7 million during the same period in 2020.

Net income.

For the year ended December 31, 2021, we recorded net income of $8.0 million, as compared to net income of $4.4 million during the same period in 2020. The change was attributable to the factors noted above.

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended December 31,		For the year ended December 31,
	2021	2020	2021	2020
Metal sold
Gold (ozs.)	6,119	6,314	22,644	17,467
Silver (ozs.)	287,805	255,945	1,066,581	1,118,032
Copper (tonnes)	405	398	1,420	1,488
Lead (tonnes)	2,059	1,755	5,999	6,582
Zinc (tonnes)	4,167	4,281	13,553	15,815
Average metal prices realized (1)
Gold ($ per oz.)	1,811	1,867	1,796	1,803
Silver ($ per oz.)	23.51	24.18	25.06	21.03
Copper ($ per tonne)	9,768	7,360	9,553	6,330
Lead ($ per tonne)	2,339	1,870	2,268	1,803
Zinc ($ per tonne)	3,466	2,650	3,091	2,259
Precious metal gold equivalent ounces sold
Gold Ounces	6,119	6,314	22,644	17,467
Gold Equivalent Ounces from Silver	3,736	3,315	14,882	13,041
Total AuEq oz	9,855	9,629	37,526	30,508

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Other Costs and Expenses, Including Taxes

	For the three months ended December 31,		For the year ended December 31,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	830	2,441	6,900	8,402
Exploration expenses	1,226	353	4,886	2,485
Restructuring expenses	1,927	1,316	2,423	1,316
Stock-based compensation	164	1,055	875	2,230
Realized and unrealized loss on zinc zero cost collar	2,816	-	3,000	-
Other (income) expense, net	477	(145)	1,020	(1,188)
Total other costs and expenses	7,440	5,020	19,104	13,245
Provision for income taxes	2,918	5,993	9,615	5,573
Total other costs, including taxes	$10,358	$11,013	$28,719	$18,818

As noted above, we have reflected the results of operations of the Nevada Mining Unit as discontinued operations for the three and twelve months ended December 31, 2020, and therefore, have not included such operations in the discussion below.

General and administrative expenses. For the year ended December 31, 2021, general and administrative expenses totaled $6.9 million compared to $8.4 million for the same period of 2020. The $1.5 million decrease in 2021, compared to 2020 is directly related to the lower administrative costs as a result of the spin-off of Fortitude Gold Corporation.

Exploration expenses. For the year ended December 31, 2021, property exploration expenses totaled $4.9 million as compared to $2.5 million for the same period of 2020, which demonstrated GRC’s commitment to expand the DDGM operations and invest in Mexico.

Restructuring expenses. Restructuring expenses of $2.4 million were incurred during the year ended December 31, 2021 for employee severance compensation related to the spin-off of Fortitude Gold Corporation in the first quarter of 2021, and change of control payments related to the Aquila Transaction in December 2021.

Stock-based compensation. For the year ended December 31, 2021, stock-based compensation expense totaled $0.9 as compared to $2.2 million for the same period of 2020. The higher 2020 costs are the result of additional expense recognized related to the spin-off of Fortitude Gold Corporation.

Other expense, net. For the year ended December 31, 2021, we recorded other expense of $4.0 million compared to other income of $1.2 million during the same period of 2020. The $5.2 million change from 2020 was due to the $3.0 million realized and unrealized losses on the zinc zero cost collars, $0.9 million related to long-term employee obligations as a result of the Mexico Employment Reform, and $0.4 million foreign currency losses due to volatility in the Mexican Peso. Please see Note 17 in Item 8. Financial Statements and Supplementary Data for additional information.

Provision for income taxes. For the year ended December 31, 2021, income tax expense increased to $9.4 million from $5.6 million from the same period in 2020. The 2021 income tax expense is primarily driven by the increase in net income at DDGM. Please see Note 6 in Item 8. Financial Statements and Supplementary Data for additional information.

2021 Capital and Exploration Investment Summary

		For the year ended December 31, 2021	2021 full year guidance
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$4,935	$5,000
Infill Drilling	Capital	1,959	1,600
Other Sustaining Capital	Capital	4,413	4,100
Growth Investments:
Surface Exploration Expense	Exploration	3,983	3,000
Underground Exploration Drilling	Exploration	903	1,000
Surface Exploration & Other	Capital	1,931	1,600
Gold Regrind	Capital	1,025	700
Dry Stack Completion	Capital	6,347	6,200
Total		$25,496	$23,200

Gold Regrind Project: Metallurgical testing, full-scale design, and engineering of the zinc tailings regrind circuit was completed through the second quarter of 2021. In the third quarter of 2021, work began to repurpose the existing ball mill and refurbish flotation cells. New flotation cells are expected to be delivered later in the first quarter of 2022. Regrinding of the zinc tailings has already resulted in an increase in gold recoveries in the fourth quarter of 2021 and is expected to increase gold recovery by 6% to 10% overall. The reground material will be leached to produce doré bars. Completion and commissioning are expected in the first quarter of 2022. As of December 31, 2021, $1.0 million has been invested in this project with another $1.2 million expected before completion.

Dry Stack Tailings Project: Construction and commissioning of the filtration plant and dry stack tailings project is complete. The dry stacked tailings will accelerate reclamation of certain areas of the open pit mine, extend the life of the existing tailings and storage facilities, and significantly reduce water consumption as approximately 80% of the process water will be available for reuse. As of December 31, 2021, $14 million has been invested in this project.

Dry Stack Tailings Filtration Plant and Dry Stack Area

Underground and Exploration Development: Mine development during the quarter included ramps and accesses to various areas of the Arista and Switchback vein systems and exploration development drifts. A total of 2,501 meters of underground development and exploration development, at a cost of $4.9 million, was completed during the year, including access to new exploration drill stations on level 17.

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

For financial reporting purposes, we report the sale of base metals as part of our revenue. Revenue generated from the sale of base metals in our concentrates is considered a co-product of our gold and silver production for the purpose of our total cash cost after co-product credits for our Don David Gold Mine. We periodically review our revenues to ensure that our reporting of primary products and co-products remains appropriate. Because we consider copper, lead, and zinc to be co-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after co-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead, and zinc as co-product credits is appropriate because of their lower individual economic value compared to gold and silver and due to the fact that gold and silver are the primary products we intend to produce.

Total cash cost, after co-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

Total cash cost before co-product credits includes all direct and indirect production costs related to our production of metals (including mining, milling and other plant facility costs, royalties, and site general and administrative costs) less stock-based compensation allocated to production costs plus treatment and refining costs.

Total cash cost after co-product credits includes total cash cost before co-product credits, less co-product credits (revenues earned from base metals).

 AISC includes total cash cost after co-product credits plus other costs related to sustaining production, including sustaining allocated general and administrative expenses and sustaining capital expenditures. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan.

Cash cost before co-product credits per ounce, total cash cost after co-product credits per ounce, and AISC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by precious metal gold equivalent ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table summarizes Don David Gold Mine’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	For the three months ended December 31,		For the year ended December 31,
	2021	2020	2021	2020

	(in thousands, except per oz)
Precious metal gold equivalent ounces sold (oz)	9,855	9,629	37,526	30,508
Total production (1)	$20,252	$17,770	$72,234	$60,626
Treatment and refining charges (2)	3,275	5,999	11,485	21,140
Co-product credits (2)	(22,812)	(17,540)	(68,193)	(57,850)
Total cash cost after co-product credits	715	6,229	15,526	23,916
Total cash cost after co-product credits per AuEq oz sold	$73	$647	414	784
Sustaining - capital expenditure (3)	2,739	3,341	11,307	6,280
Sustaining - general and administrative, including stock-based compensation expenses	994	3,496	7,775	10,632
Subtotal of sustaining costs	3,733	6,837	19,082	16,912
Total all-in sustaining cost after co-product credits	4,448	13,066	34,608	40,828
Total all-in sustaining cost after co-product credits per AuEq oz sold	$451	$1,357	922	1,338
Non-sustaining cost- capital expenditure (3)	2,654	3,733	9,303	6,531
Non-sustaining cost- exploration expenditure (1)	1,226	354	4,886	2,485
Subtotal of non-sustaining costs	3,880	4,087	14,189	9,016
Total all-in cost after co-product credits	8,328	17,153	48,797	49,844
Total all-in cost after co-product credits per AuEq oz sold	$845	$1,781	1,300	1,634

(1)	Refer to Item 8. Financial Statements and Supplemental Data: Consolidated Statements of Operations
(2)	Refer to Item 8. Financial Statements and Supplemental Data: Note 3.
(3)	Sum of, refer to Item 8. Financial Statements and Supplemental Data: Consolidated Statements of Cash Flow

Trending Highlights

	2020		2021
	Q3	Q4	Q1	Q2	Q3	Q4	Full Year
Operating Data
Total tonnes milled	153,531	149,762	138,980	129,590	98,010	135,398	501,978
Average Grade
Gold (g/t)	1.26	1.79	1.68	1.93	2.68	1.93	2.01
Silver (g/t)	68	59	72	77	91	82	80
Copper (%)	0.40	0.40	0.43	0.36	0.37	0.38	0.39
Lead (%)	1.93	1.93	1.70	1.63	2.29	2.17	1.93
Zinc (%)	5.02	4.93	4.29	3.64	4.79	4.77	4.36
Metal production (before payable metal deductions)
Gold (ozs.)	4,728	6,854	6,097	6,555	6,933	6,853	26,438
Silver (ozs.)	324,592	276,902	307,610	295,979	265,829	330,873	1,200,291
Copper (tonnes)	428	431	441	368	284	413	1,506
Lead (tonnes)	2,157	1,914	1,737	1,654	1,808	2,345	7,544
Zinc (tonnes)	5,538	5,310	4,377	3,683	3,920	5,349	17,329
Metal produced and sold
Gold (ozs.)	3,619	6,314	5,019	5,697	5,809	6,119	22,644
Silver (ozs.)	316,993	255,945	253,061	270,321	255,394	287,805	1,066,581
Copper (tonnes)	447	398	382	365	268	405	1,420
Lead (tonnes)	1,849	1,755	1,176	1,214	1,550	2,059	5,999
Zinc (tonnes)	4,586	4,281	3,134	3,193	3,059	4,167	13,553
Average metal prices realized
Gold ($ per oz.)	1,887	1,867	1,787	1,822	1,762	1,811	1,796
Silver ($ per oz.)	25.47	24.18	26.77	26.88	23.19	23.51	25.06
Copper ($ per tonne)	6,711	7,360	8,873	10,375	9,092	9,768	9,553
Lead ($ per tonne)	1,902	1,870	2,082	2,162	2,397	2,339	2,268
Zinc ($ per tonne)	2,392	2,650	2,797	2,945	3,032	3,466	3,091
Precious metal gold equivalent ounces sold
Gold Ounces	3,619	6,314	5,019	5,697	5,809	6,119	22,644
Gold Equivalent Ounces from Silver	4,279	3,315	3,791	3,999	3,356	3,736	14,882
Total AuEq oz	7,898	9,629	8,810	9,696	9,165	9,855	37,526
Financial Data ($'s in thousands except for per ounce)
Total sales, net	$ 26,435	$ 29,587	$ 27,268	$ 30,836	$ 29,029	$ 38,063	$ 125,196
Earnings from mining operations before depreciation and amortization	10,105	11,770	11,974	11,259	11,766	17,744	52,743
Total cash cost after co-product credits per AuEq oz sold	612	647	408	713	466	73	414
Total all-in sustaining cost after co-product credits per AuEq oz sold	1,109	1,357	937	1,280	1,031	451	922
Production Costs	16,286	17,770	15,243	19,523	17,216	20,252	72,234
Production Costs/Tonnes Milled	106	119	110	151	176	150	144
Earnings before interest, taxes, depreciation and amortization (from continuing operations)	7,020	6,750	8,520	7,413	7,402	10,304	33,639
Operating Cash Flows	6,396	9,125	6,831	9,298	5,743	12,911	34,783
Net income (loss)	(251)	(3,119)	2,527	1,283	1,529	2,689	8,028
Earnings per share - basic (from continuing operations)	($ 0.00)	($ 0.04)	$ 0.03	$ 0.02	$ 0.02	$ 0.03	$ 0.11

Liquidity and Capital Resources

As of December 31, 2021, our working capital was $29.3 million, a decrease of $1.5 million from $30.8 million at December 31, 2020. Our working capital balance at December 31, 2021 reflects an increase in cash, offset by liabilities related to the zinc zero cost collar, Mexico employee profit sharing. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes, and shareholder dividends. We believe that as a result of our cash balances, the performance of our current and expected operations, and current metals prices, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the Back Forty Project securing project financing and achieving commercial production. We are currently preparing a definitive feasibility study at our Back Forty Project with the goal of commencing commercial production in 2025. Depending on the capital requirements, project financing is currently expected for 2023 or 2024.

Cash and cash equivalents as of December 31, 2021 increased to $33.7 million from $25.4 million as of December 31, 2020, a net increase in cash of $8.3 million. The increase is primarily due to cash from operations which was offset by cash spent on capital and exploration expenditures at DDGM.

Net cash provided by operating activities from continuing operations for the years ended December 31, 2021 and 2020 was $34.8 million and $21.2 million, respectively. The increase is mainly attributable to the increase in net income from continuing operations.

Net cash used in investing activities from continuing operations for the year ended December 31, 2021 was $23.0 million compared to $8.0 million during the same period in 2020. The increase in investing activities is primarily attributable to more mine development in 2021 at our Don David Gold Mine and the investment in Aquila acquisition.

Net cash used in financing activities from continuing operations for the year ended December 31, 2021 was a net outflow of $3.1 million compared to a net outflow of $5.2 million in 2020.

Off-Balance Sheet Arrangements

As of December 31, 2021, we have off-balance sheet arrangements related to equipment purchase obligations of $0.4 million.

Accounting Developments

Recent accounting pronouncements issued have been evaluated and do not presently impact our financial statements and supplemental data.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, and contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. The following discussion pertains to accounting estimates management believes are most critical to the presentation of our financial position and results of operations that require management’s most difficult, subjective, or complex judgments.

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of our significant assets and liabilities, including properties, plant and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves. As shown above in Item 1. – Business, metals prices have historically been volatile. Gold demand arises primarily from investment and consumer demand. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Investment demand for gold and silver can be influenced by several factors, including: the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. The investments in the construction industry, rising electrical and electronics production, and demand for industrial equipment are some of the major factors driving the demand for base metals and their prices.

Mineral Resources and Mineral Reserves

Critical estimates are inherent in the process of determining our Mineral Resources and Mineral Reserves. Our Mineral Resources and Mineral Reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, and production cost. Metals prices are estimated based on a five-year street consensus as provided by the Bank of Montreal. Our assessment of Mineral Resources and Mineral Reserves occurs at least annually. Mineral Reserves are a key component in the valuation of our property, equipment and mine development and related depreciation rates.

Mineral Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Mineral Resources and Mineral Reserves are also key components in forecasts of estimated future cash flows, which we compare to current asset values in an effort to ensure that carrying values are reported appropriately, as well as assessment of the recoverability of deferred tax assets related to expectations of future taxable income. Mineral Resources and Mineral Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

Revenue

Concentrate sales are initially recorded based on 100% of the provisional sales prices, net of treatment and refining charges, at the time of delivery to the customer, at which point the performance obligations are satisfied and control of the product is transferred to the customer. Adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metals until final settlement occurs. The changes in price between the provisional sales price and final sales price are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate. Sales are recorded net of charges for treatment, refining, smelting losses, and other charges negotiated with the buyer. These charges are estimated upon delivery of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from the Company’s initial estimates.

Doré sales are recognized upon the satisfaction of performance obligations, which occurs when price and quantity are agreed upon with the customer. Doré sales are recorded using quoted metal prices, net of refining charges.

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. The Company’s estimates for Mineral Reserves is used in determining our UOP rates. The Company’s estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion, and amortization rates in future reporting periods. Productive lives of the assets range from 1 to 10 years, but do not exceed the useful life of the individual asset.

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

Other assumptions include future operating and capital costs, metal recoveries, production levels, commodity prices, Mineral Resource and Mineral Reserve quantities, engineering data, and other factors unique to each operation based on the life of mine plans. If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on stockpiles. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment and commodity prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in our Consolidated Statements of Operations based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated Mineral Resources and Mineral Reserves, commodity prices

(considering current and historical prices, price trends, and related factors), production quantities, production costs, and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs, and capital are each subject to significant risks and uncertainties.

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

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock units (“RSUs”), and deferred share units (“DSUs”) to be measured based on the grant date fair value of the awards. The resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

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

Income Taxes

In preparing our consolidated financial statements, we estimate the actual amount of taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities generally have a direct impact on earnings in the period of the changes. Mining taxes represent federal and state taxes levied on mining operations. As the mining taxes are calculated as a percentage of mining profits, we classify them as income taxes. Where applicable tax laws and regulations are either unclear or subject to varying interpretations, it is possible that changes in these estimates could occur that materially affect the amounts of deferred income tax assets and liabilities recorded in the consolidated financial statements.

Each period, we evaluate the likelihood of whether some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. When evaluating our valuation allowance, we consider historic and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, market gold and silver prices, production costs, quantities of Mineral Resource and Mineral Reserves, interest rates, federal and local legislation, and foreign currency exchange rates. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be recorded with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

In addition, the calculation of income tax expense involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in each of the jurisdictions in which we operate and makes estimates of the expected timing of the reversal of future tax assets and liabilities. We also make assumptions about future earnings, tax planning strategies, and the extent to which potential future tax benefits will be used. We are also subject to assessments by various taxation authorities which may interpret tax legislation differently, which could affect the final amount or the timing of tax payments.

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

Commodity Price Risk

The results of our operations depend in large part upon the market prices of gold, silver, and base metal prices of copper, lead, and zinc. Gold and silver prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, the state of the global or national economies, the stability of exchange rates, the world supply of and demand for gold, silver, and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems, and political developments. The price of gold and silver has fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We have not entered into derivative contracts to protect the selling price for gold or silver. We may in the future more actively manage our exposure through derivative contracts or other commodity price risk management programs, although we have no intention of doing so in the near-term.

Effective May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that govern non-exchange traded, over-the-counter, spot, forward, and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Subsequently the Company entered into zinc zero cost collars. These derivatives are not designated as hedges. The zero cost collars are used to manage the Company’s near-term exposure to cash flow variability from zinc price risks. We do not currently use financial instruments with respect to any of the other base metal production.

In addition to materially adversely affecting our reserve estimates, results of operations and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur approximately 60% of costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

As of December 31, 2021, we held 4.9 million Mexican Pesos ($0.2 million) and 0.2 million Canadian Dollars ($0.1 million). We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gold Resource Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”) and our report dated March 10, 2022 expressed an adverse opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.

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

Accounting for and Valuation of Asset Acquisition

Critical Audit Matter Description

On December 10, 2021, the Company completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc. The Company determined that the acquisition should be accounted for as an asset acquisition. Refer to notes 1, 2, 6, 10, and 12 of the consolidated financial statements.

We identified the asset acquisition as a critical audit matter due to the significant judgment and estimation required in management’s determination of the accounting and the related valuation for the gold and silver stream agreements and value ascribed to the acquired land. Additionally, there is significant judgement required from management related to the tax basis of the acquired assets and the related valuation of the deferred tax liability.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the acquisition
●	We evaluated the Company’s analysis of the accounting for the gold and silver stream agreements
●	We evaluated the Company’s use of valuation methodologies and compared significant assumptions to other sources of evidence
●	We involved our valuation specialists to assist in evaluating the appropriateness of the valuation methodology and testing the significant assumptions used to value the gold and silver stream agreements
●	We involved our real estate valuation specialist to assist in testing the significant assumptions used to value the acquired land
●	We performed sensitivity analysis around the significant assumptions used in the valuation of the gold and silver stream agreements to evaluate the potential change in value ascribed to the gold and silver stream agreements
●	We involved our tax specialists to assist in auditing the historical tax basis of the properties acquired as well as testing the key assumptions used in the valuation of the deferred tax liability

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2016.

Denver, Colorado

March 10, 2022

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

		As of	As of
		December 31,	December 31,
	Note	2021	2020
ASSETS
Current assets:
Cash and cash equivalents		$33,712	$25,405
Gold and silver rounds	4	589	671
Accounts receivable, net		8,672	4,226
Inventories, net	5	10,361	9,995
Promissory Note	20	3,885	-
Prepaid expenses and other current assets	7	1,696	2,576
Total current assets		58,915	42,873
Property, plant and mine development, net	8	156,771	62,511
Deferred tax assets, net	6	-	309
Other non-current assets		76	41
Total assets		$215,762	$105,734
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$13,308	$8,782
Income taxes payable, net		6,801	73
Mining royalty taxes payable, net		2,975	955
Accrued expenses and other current liabilities	9	6,575	2,275
Total current liabilities		29,659	12,085
Reclamation and remediation liabilities	11	3,112	3,098
Gold and silver stream agreements	10	42,560	-
Deferred tax liabilities, net	6	13,126	-
Contingent consideration	12	4,603
Other non-current liabilities	9	1,952	13
Total liabilities		95,012	15,196
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,338,774 and 74,376,958 shares outstanding at December 31, 2021 and December 31, 2020, respectively		89	75
Additional paid-in capital		110,153	84,865
Retained earnings		17,563	12,653
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		120,750	90,538
Total liabilities and shareholders' equity		$215,762	$105,734

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2021, 2020 and 2019

(U.S. dollars in thousands, except share and per share amounts)

		For the year ended
		December 31,
	Note	2021	2020	2019
Sales, net	3	$125,196	$90,692	$120,301
Mine cost of sales:
Production costs		72,234	60,626	72,056
Depreciation and amortization		15,996	17,413	19,549
Reclamation and remediation		219	166	64
Total mine cost of sales		88,449	78,205	91,669
Mine gross profit		36,747	12,487	28,632
Costs and expenses:
General and administrative expenses		6,900	8,402	8,017
Exploration expenses		4,886	2,485	2,720
Restructuring expenses		2,423	1,316	-
Stock-based compensation	16	875	2,230	1,932
Realized and unrealized loss on zinc zero cost collar	17	3,000	-	-
Other expense (income), net	18	1,020	(1,188)	464
Total costs and expenses		19,104	13,245	13,133
Income (loss) before income taxes		17,643	(758)	15,499
Provision for income taxes		9,615	5,573	9,967
Net income (loss) from continuing operations		8,028	(6,331)	5,532
Net income from discontinued operations, net of income taxes	21	-	10,690	300
Net income		$8,028	$4,359	$5,832
Net income per common share:
Basic and diluted net income (loss) per common share from continuing operations	19	0.11	(0.09)	0.09
Basic and diluted net income per common share from discontinued operations	19	-	0.15	-
Basic and diluted net income per common share	19	$0.11	$0.06	$0.09

Weighted average shares outstanding:
Basic	19	75,301,253	69,902,708	63,681,156
Diluted	19	75,608,627	70,686,243	64,032,990

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended December 31, 2021, 2020 and 2019

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2018	59,186,829	$59	$121,602	$12,656	$(5,884)	$(1,171)	$127,262
Stock-based compensation	-	-	1,932	-	-	-	1,932
Net stock options exercised	69,448	1	97	-	-	-	98
Common stock issued for vested restricted stock units	121,060	-	-	-	-	-	-
Dividends declared	-	-	-	(1,612)	-	-	(1,612)
Issuance of stock, net of issuance costs	6,650,588	6	24,540	-	-	-	24,546
Net income	-	-	-	5,832	-	-	5,832
Balance, December 31, 2019	66,027,925	$66	$148,171	$16,876	$(5,884)	$(1,171)	$158,058
Stock-based compensation	-	-	3,039	-	-	-	3,039
Common stock issued for vested restricted stock units	238,062	1	-	-	-	-	1
Dividends declared	-	-	-	(2,819)	-	-	(2,819)
Spin-off of Fortitude Gold Corporation	-	-	(92,232)	(5,763)	-	-	(97,995)
Issuance of stock, net of issuance costs	8,447,369	8	25,887	-	-	-	25,895
Net income	-	-	-	4,359	-	-	4,359
Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538
Stock-based compensation	-	-	671	-	-	-	671
Net stock options exercised	237,719	-	288	-	-	-	288
Common stock issued for vested restricted stock units	75,262	-	-	-	-	-	-
Dividends declared	-	-	-	(3,118)	-	-	(3,118)
Issuance of stock, net of issuance costs	13,714,630	14	24,536	-	-	-	24,550
Surrender of stock for taxes due on vesting	(65,795)	-	(207)	-	-	-	(207)
Net income	-	-	-	8,028	-	-	8,028
Balance, December 31, 2021	88,675,172	$89	$110,153	$17,563	$(5,884)	$(1,171)	$120,750

The accompanying notes are an integral part of these consolidated financial statements.

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2021, 2020 and 2019

(U.S. dollars in thousands)

		For the year ended December 31,
	Note	2021	2020	2019
Cash flows from operating activities:
Net income		$8,028	$4,359	$5,832
Net income from discontinued operations		-	10,690	300
Net income (loss) from continuing operations		$8,028	$(6,331)	$5,532
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Deferred income tax (benefit) expense		(2,216)	3,508	3,857
Depreciation and amortization		16,147	17,601	19,917
Stock-based compensation		877	2,230	1,932
Other operating adjustments	22	2,709	(404)	305
Changes in operating assets and liabilities:
Accounts receivable		(4,446)	4,136	(6,618)
Inventories		(708)	1,036	(1,976)
Prepaid expenses and other current assets		(267)	(405)	1,097
Other noncurrent assets		(8)	4	(3)
Accounts payable and other accrued liabilities		5,930	(588)	175
Mining royalty and income taxes payable, net		8,737	426	(106)
Net cash provided by operating activities from continuing operations		34,783	21,213	24,112

Cash flows from investing activities:
Capital expenditures		(20,610)	(12,811)	(16,936)
Cash acquisition costs, net of cash acquired		(2,363)	-	-
Proceeds from the sale of gold and silver rounds		-	4,846	2
Net cash used in investing activities from continuing operations		(22,973)	(7,965)	(16,934)

Cash flows from financing activities:
Proceeds from the exercise of stock options		300	-	98
Proceeds from issuance of stock		-	25,795	24,449
Dividends paid		(3,366)	(2,790)	(1,491)
Cash related to the spin-off		-	(27,774)	-
Other financing activities		3	-	-
Other financing activities from discontinued operations		-	(452)	(2,019)
Net cash (used in) provided by financing activities		(3,063)	(5,221)	21,037
Effect of exchange rate changes on cash and cash equivalents		(440)	(528)	(455)

Cash flows from discontinued operations:
Net cash provided by operating activities		-	14,184	(2,705)
Net cash used in investing activities		-	(6,488)	(22,538)

Net increase in cash and cash equivalents		8,307	15,195	2,517
Cash and cash equivalents of continuing operations at beginning of period		25,405	10,210	7,693
Cash and cash equivalents of continuing operations at end of period		$33,712	$25,405	$10,210

Supplemental Cash Flow Information Continuing Operations
Interest expense paid		$-	$20	$18
Income and mining taxes paid		$4,939	$2,734	$3,743
Non-cash investing activities:
Change in capital expenditures in accounts payable		$684	$(643)	$624
Change in estimate for asset retirement costs		$7	$82	$443

The accompanying notes are an integral part of these consolidated financial statements

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of doré containing gold and silver and metal concentrates that contain gold, silver, copper, lead, and zinc in Oaxaca, Mexico.

Acquisition

On December 10, 2021, the Company completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc. Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, silver, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership, leases with the State of Michigan, and royalties with private parties. The Company considered the appropriate accounting treatment with regards to the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805 Business Combinations and determined it was appropriate to account for this transaction as an asset acquisition. Please see Note 2 for additional information.

Spin-Off

On December 31, 2020, The Company completed the spin-off of its wholly-owned subsidiary, Fortitude Gold Corporation and its subsidiaries (“FGC” or “Nevada Mining Unit”), into a separate, public company. FGC and its subsidiaries are presented as discontinued operations in the Company’s consolidated financial statements. Please see Note 21 for additional information.

The spin-off was affected by the distribution of all of the outstanding shares of FGC common stock to the Company’s shareholders (the “Distribution”). The Company’s shareholders of record as of the close of business on December 28, 2020 (the “Record Date”) received one share of FGC common stock for every 3.5 shares of the Company’s common stock held as of the Record Date. The Company issued fractional shares of FGC common stock in the Distribution, except in certain instances where fractional shares were not permissible and, in such case, shareholders received cash in lieu of fractional shares. As a result, the Company ceased to have any ownership interest in FGC and its subsidiaries following the spin-off.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars and conform to U.S. GAAP. The consolidated financial statements include the accounts of the Company, its Mexican subsidiary, Don David Gold Mexico S.A. de C.V., and its newly acquired Aquila subsidiaries (See Exhibit 21.1 for material subsidiaries). Intercompany accounts and transactions have been eliminated in consolidation.

Asset Acquisition

The Company considered the appropriate accounting treatment with regards to the Financial Accounting Standards Board’s ASC 805 Business Combinations for all material merger and acquisition transactions as they occur. The facts and circumstances of each transaction are evaluated to determine the appropriate accounting. Please see Note 2 for additional information regarding the accounting for the Aquila Transaction.

Discontinued Operations

The Company presents discontinued operations when there is a disposal of a component group or a group of components that in its judgment represents a strategic shift that will have a major effect on its operations and financial results. The Company aggregates the results of operations for discontinued operations into a single line item in the Consolidated Statements of Operations for all periods presented. General corporate overhead is not allocated to discontinued operations. See Note 20 for additional information.

Segment Reporting

The Company has organized its operations into three geographic regions. The geographic regions include Oaxaca, Mexico, Michigan, U.S.A. and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant areas requiring the use of management estimates and assumptions relate to Mineral Resources and Mineral Reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation calculations; asset and liability valuation related to acquisitions; accounting for asset acquisitions; future metal prices, especially as it relates to zinc zero cost collar; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpiles; write-downs of inventory, stockpiles to net realizable value; valuation allowances for deferred tax assets and liabilities; valuation of contingent considerations and gold and silver stream agreements, provisional amounts related to income tax effects of newly enacted tax laws; and stock-based compensation. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. Starting 2020, the Company showed Stock-based compensation as a separate line item in the Consolidated Statements of Operations. In 2019, Stock-based compensation was included with General and administrative expenses. The reclassifications had no material effect on the Company’s results of operations or financial condition.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and are highly liquid. Cash held in Mexican Pesos or Canadian Dollars is converted to U.S. Dollars at the closing exchange rate on December 31, 2021.

Gold and Silver Rounds

The Company sponsored a physical dividend program which was concluded in 2021. Historically, the Company purchased gold and silver rounds on the open market in order to diversify its treasury and provide an option for shareholders to convert their dividends into rounds. At December 31, 2021, the Company held gold and silver rounds carried at quoted market value prices based on the daily London P.M. fix as of the balance sheet date. The Company considers rounds a highly liquid investment.

Accounts Receivable, net

Accounts receivable consists of trade receivables, which are recorded net of allowance for doubtful accounts, from the sale of doré and metals concentrates, as well an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note 14 and Note 19 for additional information related to the embedded derivative. As of both December 31, 2021 and 2020, the allowance for doubtful accounts was nil.

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

Concentrate Inventories: Concentrate inventories include metal concentrates located either at the Company’s facilities or in transit to its customer’s port. Inventories consist of copper, lead, and zinc metal concentrates, which also contain gold and silver mineralization. Concentrate inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

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

Write-downs of inventory are charged to production costs on the Consolidated Statements of Operations.

Promissory Note

The promissory note was acquired in the Aquila Transaction. In October 2021, Aquila sold its Wisconsin assets to Green Light Metals in return for a C$4.9 million ($3.9 million) promissory note. Under the promissory note, Green Light Metals is to pay C$0.9 million cash and deliver C$4.0 million in Green Light Metal shares once Green Light Metals goes public. The cash and shares will be delivered upon completion of Green Light Metals listing on the TSX and the shares are expected to represent approximately 18% of the total outstanding shares of Green Light Metals. Upon maturity on December 31, 2022, the shares of Green Light Metals will be recorded at fair value as available-for-sale securities. Due to the short maturity of the promissory note, the carrying amount approximates the fair value, and likewise, no interest and collateral is required.

Property, Plant and Mine Development

Land and Mineral Interests: The costs of acquiring land, mineral rights, and mineral interests are considered tangible assets. Administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable mineral deposit is discovered, such capitalized costs are amortized when production begins using the units of production (“UOP”) method. If no mineable mineral deposit is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Mine Development: The costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the building of access ways, shafts, lateral access, drifts, ramps, and other infrastructure. Costs incurred before mineralization is classified as Mineral Reserves are expensed and classified as exploration expenses. Capitalization of mine development project costs that meet the definition of an asset begins once mineralization is classified as proven and probable reserves.

Drilling costs incurred during the production phase for operational ore control are recorded as mine development and amortized using UOP. All other drilling and related costs are expensed as incurred.

Mine development costs are amortized using the UOP method based on estimated recoverable ounces in Mineral Reserves.

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

Depreciation and Amortization: Capitalized costs are depreciated or amortized using the straight-line or UOP method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. The estimates for Mineral Reserves are a key component in determining the UOP depreciation rates. The estimates of Mineral Reserves may change, possibly in the near term, resulting in changes to depreciation and amortization rates in future reporting periods. The following are the estimated economic lives of depreciable assets:

Range of Lives
Asset retirement costs	UOP
Furniture, computer and office equipment	3 to 10 years
Light vehicles and other mobile equipment	4 years
Machinery and equipment	UOP to 4 years
Mill facilities and related infrastructure	UOP
Mine development and mineral interests	UOP

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If an impairment is indicated, a determination is made whether an impairment has occurred. Impairment losses are measured either 1) as the excess of carrying value over the total discounted estimated future cash flows, or 2) by applying an expected fair value technique in the absence of an observable market price; losses are charged to expense on the Company’s Consolidated Statements of Operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Existing Mineral Resources and Mineral Reserves are included when estimating the fair value in determining whether the assets are impaired. The Company’s estimates of future cash flows are based on numerous assumptions including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different from the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs, and capital requirements are each subject to significant risks and uncertainties.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, gold and silver rounds, receivables from provisional concentrate sales and accounts payable approximate fair value because of the short maturity of those instruments. The recorded amounts for the zinc zero cost collar are based on the London Metal Exchange forward underlying price over a period from the trade date to the payment date.

Treasury Stock

Treasury stock represents shares of the Company’s common stock which have been repurchased on the open market at the prevailing market price at the time of purchase and have not been cancelled. Treasury stock is shown at cost as a separate component of equity.

Revenue Recognition

The Company recognizes revenue from doré and concentrate sales.

Doré sales: Doré sales are recognized upon the satisfaction of performance obligations, which occurs upon delivery of doré and when the price and quantity are agreed with the customer. Doré sales are recorded using quoted metal prices, net of refining charges.

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

Production Costs

Production costs include labor and benefits, royalties, concentrate and doré shipping costs, mining costs, fuel and lubricants, legal and professional fees related to mine operations, stock-based compensation attributable to mine workers, materials and supplies, repairs and maintenance, explosives, site support, housing and food, insurance, reagents, travel, medical services, security equipment, office rent, tools and other costs that support mining operations.

Exploration Costs

Exploration costs are charged to expense as incurred. Costs to identify new Mineral Resources and to evaluate potential Mineral Resources are considered exploration costs. Exploration activities conducted within the defined Mineral Resources are capitalized.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition and measurement provisions of U.S. GAAP. Those provisions require all stock-based payments, including grants of stock options, RSUs, and DSUs to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis in the Consolidated Statements of Operations over the period during which services are performed in exchange for the award. The majority of the awards are earned over a service period of three years. DSUs are earned immediately at grant and expected to be paid out in cash in the future. DSUs are considered liability instruments and marked-to-market each reporting period. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, and estimates of forfeitures.

Reclamation and Remediation Costs

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Reclamation obligations are based in part on when the spending for an existing environmental disturbance will occur. The Company reviews, at least on an annual basis, the reclamation obligation.

Prior to 2014, the Company had been recognizing only reclamation and remediation obligations and all associated asset retirement costs were written off as the Company had not been reporting its proven and probable Mineral Reserves for its Don David Gold Mine. In 2014, the Company became a production stage company and therefore capitalized asset retirement costs along with the asset retirement obligation. Please see Note 11 for additional information.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is presented in the consolidated statements of changes in shareholders’ equity. Accumulated other comprehensive loss is composed of foreign currency translation adjustment effects related to the historical adjustment when the functional currency was the Mexican peso for our Mexico subsidiary. This loss will remain on our Consolidated Balance Sheets until the sale or dissolution of our Mexico subsidiary.

Income and Mining Royalty Taxes

Income and Mining Royalty Taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carryforwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Please see Note 6 for additional information.

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

Concentration of Credit Risk

The Company has considered and assessed the credit risk resulting from its concentrate sales and doré sales arrangements with its customers. In the event that the Company’s relationships with its customers are interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its metals concentrates and doré bars; however, any interruption could temporarily disrupt the Company’s sale of its products and materially adversely affect operating results.

The Company’s Arista and Alta Gracia mines, which are located in the State of Oaxaca, Mexico, accounted for 100%of the Company’s total net sales from continuing operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of the depositing institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

2. Aquila Acquisition

On December 10, 2021, the Company completed the Definitive Arrangement Agreement pursuant to which GRC acquired all of the issued and outstanding common shares of Aquila Resources Inc. (the "Acquisition").

Under the terms of the Acquisition, each holder of Aquila common shares (a “Shareholder”) received 0.0399 of GRC common share per Aquila share. Aquila had 343,725,063 issued and outstanding common shares immediately prior to consummation of the Acquisition. GRC issued 13,714,630 shares for a total value of $24.5 million. The value of GRC stock issued as consideration was based upon the closing share price of $1.79 per share on December 10, 2021. The total purchase price consideration of $29.1 million was comprised of the common stock issued at a value of $24.5 million and cash paid for certain transactions costs totaling $4.6 million.

The Company considered the appropriate accounting treatment with regards to ASC 805 Business Combinations and determined it was appropriate to account for this transaction as an asset acquisition. This determination was made as the Back Forty Project, as a single asset, made up more than 90% of the acquired assets and there were no significant outputs or substantive processes. The following table summarizes the allocation of purchase price to the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

AQUILA ACQUISITION	As of December 10, 2021
Consideration:
Cash Consideration, including transaction costs	$4,571
Stock Consideration (13,714,630 shares at $1.79 per share)	24,549
Total Consideration:	$29,120

Value of net assets acquired:
Assets:
Cash and cash equivalents	$2,208
Accounts receivable	142
Promissory Note	3,885
Prepaid expenses	29
Security deposits	27
Property, plant and mine development	89,579
Total Assets	95,870
Liabilities:
Accounts payable and accrued liabilities	3,314
Leases payable - current	127
Exploration reclamation liability	611
Gold and silver stream agreements	42,421
Contingent consideration	4,603
Leases payable - long term	205
Deferred tax liability	15,469
Total Liabilities	66,750
Total net assets:	$29,120

The deferred tax liability assumes an Internal Revenue Code Section 338(g) election (“338(g) election”) will not be made to step up the tax basis of the Back Forty Project to the book basis. The Company is currently evaluating certain elections, including the 338(g) election, and post-transaction structuring strategies to optimize the tax impacts of the acquisition. The final determination to implement these elections or strategies may impact the Consolidated Statements of Operations in a future period.

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales disaggregated by source:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Doré sales, net
Gold	$8,120	$8,719	$6,763
Silver	678	2,774	2,439
Less: Refining charges	(136)	(233)	(171)
Total doré sales, net	8,662	11,260	9,031
Concentrate sales
Gold	32,593	22,145	27,184
Silver	26,095	20,391	21,347
Copper	13,495	9,387	9,930
Lead	13,442	12,012	16,116
Zinc	41,256	36,451	48,804
Less: Treatment and refining charges	(11,349)	(20,907)	(13,825)
Total concentrate sales, net	115,532	79,479	109,556
Realized gain embedded derivative, net	777	138	1,423
Unrealized gain (loss) - embedded derivative, net	225	(185)	291
Total sales, net	$125,196	$90,692	$120,301

4. Gold and Silver Rounds

The Company holds gold and silver rounds which were formerly used in its dividend exchange program which was discontinued in 2021. The Company plans to sell the gold and silver rounds on the open market in 2022. During the year ended December 31, 2021, the Company distributed one (1) ounce of gold and thirty-nine (39) ounces of silver for a realized gain of $2 thousand in the dividend exchange program. Additionally, the Company used twelve (12) ounces of gold for employee recognition and one hundred forty-eight (148) ounces of silver rounds for marketing purposes. The realized gain is recorded in other income on a net basis. During the year ended December 31, 2020, the Company sold 1,641 ounces of gold rounds and 67,560 ounces of silver rounds for a realized gain of $1.0 million.

At December 31, 2021 and 2020, the Company’s holdings of rounds, using quoted market prices, consisted of the following:

	As of December 31, 2021			As of December 31, 2020
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	176	$1,820	$320	189	$1,888	$357
Silver	11,655	$23.09	269	11,842	$26.49	314
Total holdings			$589			$671

5. Inventories

At December 31, 2021 and 2020, current inventories consisted of the following:

	As of	As of
	December 31,	December 31,
	2021	2020

	(in thousands)
Stockpiles - underground mine	$-	$648
Stockpiles - open pit mine	-	41
Concentrates	2,048	1,919
Doré, net (1)	452	459
Subtotal - product inventories	2,500	3,067
Materials and supplies (2)	7,861	6,928
Total	$10,361	$9,995

(1)	Net of reserve of nil and $368 as of December 31, 2021 and 2020, respectively.
(2)	Net of reserve for obsolescence of $384 and $209 as of December 31, 2021 and 2020, respectively.

6. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740") on a tax jurisdictional basis. The Company and its U.S. subsidiaries file U.S. tax returns and the Company’s foreign subsidiaries file tax returns in Mexico and in Canada. For financial reporting purposes, net income before income taxes includes the following components:

	Years Ended December 31,
	2021	2020	2019

	(in thousands)
U.S. Operations	$(6,369)	$(7,196)	$(6,338)
Foreign Operations	24,012	6,438	21,837
Total income before income taxes	$17,643	$(758)	$15,499

The Company's income tax expense from continuing operations consists of the following:

	Years ended December 31,
	2021	2020	2019

	(in thousands)
Current taxes:
U.S. Federal	$-	$-	$-
U.S. State	305	-	-
Foreign	11,426	3,294	6,210
Total current taxes	$11,731	$3,294	$6,210

Deferred taxes:
U.S. Federal	$-	$2,999	$1,881
U.S. State	-	-	-
Foreign	(2,116)	(720)	1,876
Total deferred taxes	$(2,116)	$2,279	$3,757
Total income tax provision	$9,615	$5,573	$9,967

The provision for income taxes for the years ended December 31, 2021, 2020 and 2019, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Tax at statutory rates	$3,705	$(159)	$3,255
Foreign rate differential	2,095	558	1,969
GILTI Inclusion	-	(886)	2,173
Changes in deferred tax assets	(1,189)	3,919	277
Mexico mining tax	1,590	280	1,126
Foreign exchange	535	866	255
Stock option expiration	2,471	449	361
Mexico withholding tax	679	192	374
Deduction for inflation in Mexico	(981)	(550)	(338)
U.S. State income tax	585	127	139
Other	125	777	376
Tax provision	$9,615	$5,573	$9,967

The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2021	2020

	(in thousands)
Non-current deferred tax assets:
Tax loss carryforward	$29,496	$2,190
Property and equipment	12,092	10,355
Share-based compensation	1,068	4,018
Foreign tax credits	4,089	4,089
Inventory	142	79
Foreign mining tax	793	199
Accounts payable	2,708	912
Employee profit sharing obligation	566	-
Zinc derivatives	608	-
Other	362	377
Total deferred tax assets	51,924	22,219
Valuation allowance	(36,933)	(10,592)
Deferred tax assets after valuation allowance	$14,991	$11,627
Deferred tax liability – Property, plant and mine development	(28,117)	(11,318)
Net deferred tax (liability) asset	$(13,126)	$309

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on a tax jurisdictional basis on its Consolidated Balance Sheets. The net deferred tax liability of $13.1 million as of December 31, 2021 is primarily related to the Aquila acquisition. The Company is currently evaluating certain elections and post-transaction structuring strategies to optimize the tax impacts of the acquisition. The final determination to implement these elections or strategies may impact the Consolidated Statements of Operations in a future period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on deferred tax assets. As of December 31, 2021, the Company determined that a valuation allowance of $36.9 million was necessary due to the uncertain utilization of specific deferred tax assets, primarily net operating loss carryforwards, in both U.S. and Canada. $27.5 million of the valuation allowance related to the Aquila acquisition. As of December 31, 2020, the Company determined that a full valuation allowance on the US deferred tax assets was necessary as a result of the spin-off of Fortitude Gold Corporation and its subsidiaries.

At December 31, 2021, the Company has U.S. federal loss carryforwards of $80.7 million, of which $33.9 million have no expiration date, and $46.8 million that expire at various dates between 2027 and 2037; U.S. Foreign Tax Credits of $4.1 million that expire at various dates between 2023 and 2026; federal capital loss carryforwards of $0.4 million that expire at various dates between 2022 and 2024; state of Colorado tax loss carryforwards of $40.5 million, of which $30.8 million expire at various dates between 2022 and 2037 and $9.8 million that have no expiration; state of Michigan tax loss carryforwards of $51.6 million, of which $24.4 million have no expiration and $27.2 million expire at various dates between 2022 and 2027; and Canadian tax loss carryforwards of $30.8 million that expire between 2026 and 2041.

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

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends on all post-2013 earnings. The Company began distributing post-2013 earnings from Mexico in 2018. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met. The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico, and as a result, paid $0.5 million, $0.2 million, and $0.4 million for years ending December 31, 2021, 2020 and 2019, respectively.

Other Tax Disclosures

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low-taxed income, commonly referred to as GILTI tax and introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations allow income to be excluded from GILTI tax that are subject to an effective tax rate higher than 90% of the U.S. tax rate. The Company determined that it was not subject to GILTI tax in 2019 due to this high tax exception rule, therefore the Company recorded the reversal of the prior year GILTI tax expense that resulted in $0.9 million tax benefit for the year ended December 31, 2020.

As of both December 31, 2021 and 2020, the Company believes that it has no unrecognized tax benefits. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax expense.

7. Prepaid Expenses and Other Current Assets

At December 31, 2021 and 2020, prepaid expenses and other current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2021	2020

	(in thousands)
Advances to suppliers	$188	$374
Prepaid insurance	1,222	709
IVA taxes receivable, net	20	846
Other current assets	266	647
Total	$1,696	$2,576

IVA taxes receivable, net is a value added (“IVA”) tax in Mexico assessed on purchases of materials and services and sales of products. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax receivable or payable, since there is a legal right of offset of IVA taxes.

8. Property, Plant and Mine Development, net

At December 31, 2021 and 2020, property, plant and mine development consisted of the following:

	As of	As of
	December 31,	December 31,
	2021	2020

	(in thousands)
Asset retirement costs	$1,065	$1,064
Construction-in-progress (1)	15,854	7,158
Furniture and office equipment	1,685	1,839
Land	9,230	230
Mineral interest	79,964	-
Light vehicles and other mobile equipment	2,224	2,192
Machinery and equipment	33,213	31,227
Mill facilities and infrastructure	24,973	24,407
Mine Development	92,138	83,859
Software and licenses	1,592	1,619
Subtotal (2)	261,938	153,595
Accumulated depreciation and amortization	(105,167)	(91,084)
Total	$156,771	$62,511

(1)	Primarily related to the dry stack filtration plant.
(2)	Includes capital expenditures in accounts payable and accruals of $1.7 million and $1.0 at December 31, 2021 and 2020, respectively.

The Company recorded depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 of $16.1 million, $17.6 million, and $19.9 million, respectively.

9. Accrued Expenses and Other Liabilities

At December 31, 2021 and 2020, accrued expenses and other current and non-current liabilities consisted of the following:

	As of	As of
	December 31,	December 31,
	2021	2020

	(in thousands)
Accrued royalty payments	1,743	1,796
Dividends payable	-	247
Zinc derivatives	1,844	-
Employee profit sharing obligation	1,888	-
Other payables	1,100	232
Total accrued expenses and other current liabilities	$6,575	$2,275

Accrued non-current labor obligation	920	-
Deferred stock unit compensation liability	206	-
Other long-term liabilities	826	13
Total other non-current liabilities	$1,952	$13

In 2021, the Company entered into zinc zero cost collars consisting of call and put options on the same volume to manage its near-term exposure to cash flow variability from zinc price risks. As of December 31, 2021, the Company had $1.8 million liability related to the program.

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

As a result of adopting the new legislation in 2021, $1.9 million for PTU was recorded in current liabilities and production cost, as well as $0.9 million for statutory employee severance benefits recorded in other long-term liabilities and other expenses.

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Gold and Silver Stream Agreements as of December 31, 2021 and 2020:

	As of	As of
	December 31,	December 31,
	2021	2019

	(in thousands)
Liability related to the Gold Stream Agreement	$20,364	$-
Liability related to the Silver Stream Agreement	22,196	-
Total liability	$42,560	$-

Periodic interest expense will be incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and an 8% discount rate. Interest expense will be recorded to the Consolidated Statements of Operations and the gold and silver stream agreement liability on the Consolidated Balance Sheet.

Gold Streaming Agreement

In November 2017, Aquila completed a financing transaction with Osisko Bermuda Limited (“OBL”), a wholly-owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with Osisko, reducing the total committed amount to $50 million as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project which consists of the subsidiaries of Gold Resource Acquisition CO, a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2021.

The $20 million received from OBL through December 31, 2021 is shown as a long-term liability on the Consolidated Balance Sheet along with an implied interest rate. The implied interest rate is applied on OBL advance payments and calculated on the total expected life-of-mine production to be deliverable (as supported in the Back Forty Project Preliminary Economic Assessment) at the five-year average street consensus metal prices (based on the median) evaluated at December 31, 2021 and is discounted at 8.0%. As the remaining $30 million deposit is subject to the completion of certain milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheet.

Per the terms of the gold stream agreement, OBL will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 ounces of gold (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, OBL will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko. (See Note 12 Commitments and Contingencies.)

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as at December 31, 2021. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2021.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through December 31, 2021 is shown as a long-term liability on the Consolidated Balance Sheet and includes an implied interest rate. (See Note 12 Commitments and Contingencies.)

11. Reclamation and Remediation

The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2021 and 2020:

	2021	2020

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,890	$2,003
Foreign currency exchange gain	(57)	(113)
Reclamation liabilities – balance at end of period	1,833	1,890

Asset retirement obligation – balance at beginning of period	1,208	1,105
Changes in estimate	-	82
Accretion	109	79
Foreign currency exchange gain	(38)	(58)
Asset retirement obligation – balance at end of period	1,279	1,208
Total period end balance	$3,112	$3,098

The Company’s undiscounted reclamation liabilities of $1.8 million and $1.9 million as of December 31, 2021 and 2020, respectively, are related to DDGM in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable Mineral Reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our property, plant and mine development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in property, plant & mine development, post 2013 development stage status, which were discounted using a credit adjusted risk-free rate of 8%. As of December 31, 2021, and 2020, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $1.3 million and $1.2 million, respectively.

The Company has recoded $0.6 million in reclamation liabilities to remediate exploration drill holes at the Back Forty Project in Michigan, USA. The amount is recorded in other non-current liabilities. Upon completion of the definitive feasibility study and the related mine closure plan, an asset for asset retirement obligation and corresponding liability for reclamation and remediation will be recorded.

12. Commitments and Contingencies

As of December 31, 2021 and 2020, the Company had equipment purchase commitments aggregating approximately $0.4 million.

Contingent Consideration

With the Aquila acquisition, the Company assumed contingent consideration. On December 30, 2013, Aquila’s shareholders approved the acquisition of 100% of the shares of HudBay Michigan Inc. (“HMI”), a subsidiary of HudBay Minerals Inc. (“HudBay”), effectively giving Aquila 100% ownership in the Back Forty Project (the “HMI Acquisition”). Pursuant to the HMI Acquisition, HudBay’s 51% interest in the Back Forty Project was acquired in consideration for the issuance of common shares of Aquila, future milestone payments tied to the development of the Back Forty Project and a 1% net smelter return royalty on production from certain land parcels in the project. The issuance of shares and 1% net smelter obligations were settled before the Company acquired Aquila.

The contingent consideration is composed of the following:

The value of future installments is based on C$9 million tied to development of the Back Forty project as follows:

a.	C$3 million payable on completion of any form of financing for purposes including the commencement of construction of Back Forty, up to 50% of the C$3 million can be paid, at the Company’s option in Gold Resource Corporation shares with the balance payable in cash (if as of November 2023 this milestone has not been achieved, HMI has the right to repurchase a 51% ownership in the Back Forty Project);
b.	C$2 million payable in cash 90 days after the commencement of commercial production;
c.	C$2 million payable in cash 270 days after the commencement of commercial production, and;
d.	C$2 million payable in cash 450 days after the commencement of commercial production.

The value of the contingent consideration at December 31, 2021 was $4.6 million. The contingent consideration will be adjusted for the time value of money and the likelihood of the milestone payments. Any future changes in the value of the contingent consideration will be recognized in the Consolidated Statements of Operations.

Other Contingencies

The Company has certain other contingencies resulting from litigation, claims, and other commitments and is subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. The Company currently has no basis to conclude that any or all of such contingencies will materially affect its financial position, results of operations or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by the Company, and there can be no assurance that their ultimate disposition will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

With the successful acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the gold and silver stream agreements with Osisko Bermuda Limited. Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including achieving commercial production at an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If it fails to do so, Osisko may be entitled to enforce their remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

13. Shareholders’ Equity

In the year ended December 31, 2021, the Company declared dividends of $3.1 million and paid dividends of $3.4 million, or $0.0433 per share. The Company declared and paid dividends of $2.8 million, or $0.04 million per share for the year ended December 31, 2020.

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”) pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”), which was subsequently renewed in June 2020. The ATM Agreement will remain in effect until the earlier of (i) June 3, 2023 or (ii) the date that the ATM Agreement is terminated in accordance with its terms. An aggregate of nil, 8,421,259 shares, and 6,625,588 shares of the Company’s common stock were sold through the ATM Agreement during the years ended December 31, 2021, 2020 and 2019, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $0.0 million, $25.8 million, and $24.4 million, respectively.

During the year ended December 31, 2021, the Company issued 13,714,630 shares of common stock in connection with the Aquila acquisition at a price of $1.79 per share in exchange for 100% of Aquila’s common shares. During the year ended December 31, 2020, the Company issued 26,110 shares of its common stock at a price of $3.83 per share in connection with its purchase of the Golden Mile project (a Nevada Mining Unit Asset). During the year ended December 31, 2019, the Company issued 25,000 shares of its common stock at a value of $3.88 per share as payment for a one-year investor relations agreement with a third-party.

14. Derivatives

Embedded Derivatives

Concentrate Sales

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note 20 for additional information.

The following table summarizes the Company’s unsettled sales contracts at December 31, 2021, with the quantities of metals under contract subject to final pricing occurring through February 2022:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	3,014	215,786	275	1,503	4,180
Average forward price (per ounce or tonne)	$1,803	$23.18	$9,598	$2,311	$3,356
Unsettled sales contracts value (in thousands)	$5,434	$5,002	$2,639	$3,473	$14,028	$30,576

Other Derivatives

Zinc zero cost collar

Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact the Company’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

Effective May 18, 2021, GRC entered into Trading Agreement with Auramet International LLC that govern nonexchange traded, over-the-counter, spot, forward and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. In 2021, the Company had a realized loss of $1.2 million and an unrealized loss of $1.8 million related to the program. The agreement allows for the trader to require cash collateral should market value of contracts be above uncommitted trading line. As of December 31, 2021, our remaining hedge program was in an acceptable position to the trading line, thus there was no collateral required.

As of December 31, 2021, the Company’s derivatives not designated as hedges consist of zinc zero cost collars used to manage its near-term exposure to cash flow variability from zinc price risks. A zero cost collar is a combination of two options: a sold call option and a purchased put option. As of December 31, 2021, the Company maintained an outstanding derivative position of 5,700 tonnes for January 2022 through December 2022 with an average ceiling price of $3,342 per tonne of zinc and a floor price of $3,047 per tonne of zinc.

Derivatives are carried at fair value and on a net basis as a legal right of offset exists with the same counterparty. Otherwise, any fair value gains or losses are recognized in earnings in the current period. The fair value does not reflect the realized or cash value of the instrument. Mark-to-market adjustments are made until the physical commodity is delivered or the financial instrument is settled. The December 2021 London Metal Exchange (“LME”) average zinc price of $3,408 exceeded the call option ceiling of $3,066, resulting in a realized loss of $478 thousand. The mark-to-market adjustment on the remaining 5,700 tonnes resulted in an unrealized loss of $1.8 million recorded in the Consolidates Statements of Operations and in Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Subsequent to year end, on January 4, 2022, the Company executed additional derivatives of zero cost collars to manage its near-term exposure to cash flow variability from zinc price risks through December 2022. The Company sold call options to establish the ceiling price of $3,500 per tonne of zinc that the Company will receive for the contracted zinc volume of 3,150 tonnes for April 2022 through December 2022. The purchased put establishes the floor price of $3,200 per tonne of zinc that we will receive for the same contracted tonnes and period of time.

The Company manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits.

15. Employee Benefits

Effective October 2012, the Company adopted a profit sharing plan (the “Plan”) which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan also provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 50% of their qualified wages, subject to the IRS annual maximums.

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This new decree amends the outsourcing provisions, whereby operating companies will no longer be able to source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Note 9 for additional information.

16. Stock-Based Compensation

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

Effective January 1, 2021, the Company’s Board of Directors, on the recommendation of the Compensation Committee, implemented a program to issue deferred stock units. DSUs are a qualifying instrument under the terms of the Company’s Incentive Plan and therefore do not require additional shareholder approval. The vesting and settlement terms of the DSUs are determined by the Compensation Committee at the time the DSUs are awarded.

130,000 DSUs were granted to the Board of Directors during the period ended March 31, 2021 and are redeemable in cash or shares at the earlier of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. The Company may also issue DSUs for directors in lieu of board fees at their request. As of December 31, 2021, there were 1,960 DSUs granted in lieu of board fees that are also subject to mark-to-market adjustment. As of December 31, 2021, the Company recorded $0.2 million of other non-current liability and expense for the DSUs based on the fair value of the Company’s stock price.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options, RSUs, and DSUs is as follows:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Stock options	$549	$1,956	$1,458
Restricted stock units	120	1,083	474
Deferred stock units	206	-	-
Total	$875	$3,039	$1,932

In 2020, in connection with the Fortitude Gold Spin-Off, the Company accelerated the vesting on 105,568 stock options and 127,068 RSU’s for four employees which resulted in $0.8 million of incremental stock-based compensation, included in restructuring expense.

The estimated unrecognized stock-based compensation expense from unvested options and RSUs as of December 31, 2021 was approximately $0.7 million and $0.3 million, respectively, and is expected to be recognized over the remaining vesting periods of up to three years.

The Company has a short-term incentive plan (“STIP”) for its executive officers that provides for the grant of either cash or stock-based bonus awards payable upon achievement of specified performance metrics. As of December 31, 2021 we accrued $0.7 million related to the STIP program. As of December 31, 2020, there were no accruals related to the STIP.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2021 and 2020 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2019	4,564,735	$8.54	5.09	$4,513
Granted	100,000	3.45	-
Exercised	-	-	-
Expired	(486,666)	13.82	-
Forfeited	(4,901)	6.57	-
Outstanding as of December 31, 2020	4,173,168	$6.83	3.58	$1,324
Granted	600,000	3.22	-
Exercised	(253,335)	1.31	-
Expired	(2,035,966)	9.14	-
Forfeited	(29,167)	5.89	-
Outstanding as of December 31, 2021	2,454,700	$4.62	4.58	$109

Vested and exercisable as of December 31, 2021	1,848,033	$5.06	3.17	$109

The weighted-average fair value of options per share granted during the years ended December 31, 2021, 2020, and 2019 was $1.65, $2.38 and $1.94, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021, 2020, and 2019, was $0.1million, nil, and $0.2 million, respectively. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $0.3 million, $1.0 million and $1.6 million, respectively.

253,335 options were exercised during the year ended December 31, 2021, at a weighted average exercise price of $1.31 per share. For these exercises, 237,719 shares of the Company’s common stock were issued. For the remaining 15,616 options, no common shares were issued because the same number of common shares were surrendered due to exercise by attestation. No stock options were exercised during the year ended December 31, 2020.

The following table summarizes information about stock options outstanding at December 31, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.00 - $6.25	2,154,700	5.12	$3.04	1,548,033	$2.96
$6.25 -$12.50	-	-	$-	-	$-
$12.50 - $18.75	300,000	0.64	$15.92	300,000	$15.92
	2,454,700	4.58	$4.62	1,848,033	$5.06

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	For the year ended December 31,
	2021	2020	2019
Risk-free interest rate	0.55%	0.23%	2.20%
Dividend yield	0.26%	0.97%	0.53%
Expected volatility	64.71%	66.03%	62.76%
Expected life in years	6	6	5

Restricted and Deferred Stock Units

A summary of RSU and DSU activity under the Incentive Plan for the years ended December 31, 2021 and 2020 is presented below:

	Shares	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Term (in years)
Nonvested as of December 31, 2019	401,235	$2,223	8.00
Granted	203,181		-
Vested	(238,062)		-
Expired	-		-
Forfeited	(16,489)		-
Nonvested as of December 31, 2020	349,865	$1,017	4.87
Granted	134,574		-
Vested	(207,222)		-
Expired	-		-
Forfeited	(171,418)		-
Nonvested as of December 31, 2021	105,799	$165	2.69

2,614 RSUs and 131,960 DSUs were granted during the year ended December 31, 2021. The weighted-average fair value per share of RSUs granted during the years ended December 31, 2021, 2020, and 2019 was, $2.56, $3.78 and $4.83, respectively. The weighted-average fair value per share of DSUs granted during the years ended December 31, 2021 was $1.63. The total intrinsic value of RSUs vested during the years ended December 31, 2021, 2020, and 2019 was $0.1 million, $0.8 million, and $0.4 million, respectively. No DSUs were converted to common shares.

17. Zinc Zero Cost Collar

During the years ended December 31, 2021, 2020 and 2019, the realized and unrealized losses related to the Company’s Zinc Zero Cost Collar are the following:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Unrealized loss on zinc zero cost collar (1)	1,844	-	-
Realized loss on zinc zero cost collar (1)	1,156	-	-
Total	$3,000	$-	$-

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.

Effective May 18, 2021, GRC entered into Trading Agreement with Auramet International LLC that govern nonexchange traded, over-the-counter, spot, forward and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. In 2021, the Company had a realized loss of $1.2 million and an unrealized loss of $1.8 million related to the program. Please see Note 14 for additional information

18. Other (Income) Expense, Net

During the years ended December 31, 2021, 2020 and 2019, other expense, net consisted of the following:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Unrealized currency exchange (gain) loss (1)	$493	$105	$(19)
Realized currency exchange loss (gain)	(111)	(17)	252
Realized and unrealized loss (gain) from gold and silver rounds, net (1)	55	(1,173)	(671)
Loss on disposal of fixed assets	26	3	12
(Decrease) increase in reserve for inventory	-	(148)	885
Employee benefit obligation	947	-	-
Other (income) expense	(390)	42	5
Total	$1,020	$(1,188)	$464

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.

19. Net Income per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 2.2 million, 4.2 million, and 3.6 million shares of common stock at weighted average exercise prices of $10.69, $8.95, and $10.44 were outstanding as of December 31, 2021, 2020, and 2019, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore were anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	For the year ended
	December 31,
	2021	2020	2019
Numerator:
Net income (loss) from continuing operations	8,028	(6,331)	5,532
Net income from discontinued operations	-	10,690	300
Net income (in thousands)	$8,028	$4,359	$5,832

Denominator:
Basic weighted average shares of common stock outstanding	75,301,253	69,902,708	63,681,156
Dilutive effect of share-based awards	307,374	783,535	351,834
Diluted weighted average common shares outstanding	75,608,627	70,686,243	64,032,990

Basic and diluted net income (loss) per common share:
Continuing operations	0.11	(0.09)	0.09
Discontinued operations	-	0.15	-
Basic and diluted net income per common share	$0.11	$0.06	$0.09

20. Fair Value Measurement

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2021 and 2020:

	As of	As of
	December 31,	December 31,	Input Hierarchy Level
	2021	2020

	(in thousands)
Cash and cash equivalents	$33,712	$25,405	Level 1
Gold and silver rounds	$589	$671	Level 1
Accounts receivable, net	$8,672	$4,226	Level 2
Derivative liability - zinc zero cost collar	$(1,844)	$-	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents & Gold and silver rounds: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Gold and silver rounds consist of precious metals used for investment purposes and in the now discontinued physical dividend program and are valued using quoted market prices.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. At December 31, 2021 and 2020, the Company had an unrealized gain or loss of nil and an unrealized gain of $0.2 million, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments. Please see Note 14 for additional information.

Derivative liability - zinc zero cost collar: Derivatives are carried at fair value and on a net basis as a legal right of offset exists with the same counterparty. The valuation is using the Black Scholes model as applied to zinc call options and considers interest rate forecast, market volatility, and the zinc forward price curve for each respective hedge period. Any fair value gains or losses are recognized in earnings in the current period. The fair value does not reflect the realized or cash value of the instrument. Mark-to-market adjustments are made until the physical commodity is delivered or the financial instrument is settled. At each reporting period Management evaluates the unrealized gain (loss) on the derivatives instruments based on average London Metal Exchange forward underlying price over a period from the trade date to the payment date.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statements of Operations as shown in the following:

		For the year ended December 31,			Statements of Operations Classification
		2021	2020	2019
	Note
Realized and unrealized derivative gain (loss), net	16	$1,002	$(47)	$1,714	Sales, net
Realized and unrealized gold and silver rounds (loss) gain	18	$(55)	$1,173	$663	Other expense, net
Realized loss on zinc zero cost collar	18	$(1,156)	$-	$-	Realized and unrealized loss on zinc zero cost collar
Unrealized loss on zinc zero cost collar	18	$(1,844)	$-	$-	Realized and unrealized loss on zinc zero cost collar

Realized/Unrealized Derivatives, net

The following tables summarize the Company’s realized/unrealized derivatives, net (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2021
Realized (loss) gain	$(47)	$(44)	$73	$163	$632	$777
Unrealized (loss) gain	-	(159)	6	(2)	380	225
Total realized/unrealized derivatives, net	$(47)	$(203)	$79	$161	$1,012	$1,002

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2020
Realized gain (loss)	$623	$344	$35	$(143)	$(722)	$137
Unrealized (loss) gain	(237)	(244)	(15)	59	253	(184)
Total realized/unrealized derivatives, net	$386	$100	$20	$(84)	$(469)	$(47)

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2019
Realized gain (loss)	$318	$167	$17	$(44)	$965	$1,423
Unrealized gain (loss)	117	208	114	(64)	(84)	291
Total realized/unrealized derivatives, net	$435	$375	$131	$(108)	$881	$1,714

For the zinc zero cost collar, when the prior month LME average zinc price is greater than the call price, positions settling in the period are recorded as a realized gain or loss, and unsettled positions are recorded as an unrealized gain or loss.

21. Discontinued Operations

As described in Note 1, on December 31, 2020, the Company completed its spin-off of its wholly-owned subsidiary Fortitude Gold Corporation and its subsidiaries (“FGC” or “Nevada Mining Unit”). FGC is presented as discontinued operations in the Company’s consolidated financial statements.

Results of discontinued operations for the years ended December 31, 2021, 2020, and 2019 are as follows (in thousands):

	For the year ended December 31,
	2021	2020	2019

Sales, net	$-	$53,967	$15,065
Mine cost of sales	-	37,784	14,582
Mine gross profit	-	16,183	483
Exploration expenses	-	2,649	932
Other expense, net	-	838	168
Profit (loss) before income taxes	-	12,696	(617)
Income tax expense (benefit)	-	2,006	(917)
Net income from discontinued operations	$-	$10,690	$300

Selected Statements of Cash Flows presenting depreciation and amortization, capital expenditures, sale proceeds and significant operating noncash items of FGC were as follows:

	For the year ended December 31,
	2021	2020	2019

Cash flows from discontinued operating activities:
Net income	$-	$10,690	$300
Adjustments to reconcile net income to net cash from discontinued operating activities:
Deferred income benefit	-	(224)	(917)
Depreciation and amortization	-	10,377	4,022
Other operating adjustments	-	48	17
Changes in operating assets and liabilities:
Accounts receivable	-	(145)	-
Inventories	-	(2,300)	(6,490)
Prepaid expenses and other current assets	-	(1,670)	346
Other non-current assets	-	(2,085)	(3,600)
Accounts payable and other accrued liabilities	-	(1,707)	3,617
Mining royalty and income taxes payable, net	-	1,200	-
Net cash provided by (used in) discontinued operating activities	-	14,184	(2,705)

Cash flows from discontinued investing activities:
Capital expenditures	-	(6,488)	(22,538)
Net cash used in discontinued investing activities	-	(6,488)	(22,538)

Cash flows from discontinued financing activities:
Other financing activities	-	(452)	(2,019)
Net cash provided used in discontinued financing activities	-	(452)	(2,019)

Supplemental Cash Flow Information Discontinued Operations
Non-cash investing activities:
Change in capital expenditures in accounts payable	$-	$(1,544)	$(1,174)
Change in estimate for asset retirement costs	$-	$1,159	$1,726

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

22. Supplementary Cash Flow Information

During the years ended December 31, 2021, 2020, and 2019, other operating adjustments and write-downs within the net cash provided by operations on the Consolidated Statements of Cash Flows consisted of the following:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Unrealized loss (gain) on gold and silver rounds	$53	$(170)	$(671)
Realized loss (gain) on gold and silver rounds	2	(1,003)	-
Unrealized foreign currency exchange loss (gain)	493	105	(19)
Loss on disposition of fixed assets	37	3	12
Increase (decrease) in reserve for inventory	175	(148)	885
Stock-based compensation related to restructuring	-	809	-
Unrealized loss on zinc zero cost collar	1,844	-	-
Other	105	-	98
Total other operating adjustments	$2,709	$(404)	$305

23. Segment Reporting

As of December 31, 2021, the Company has organized its operations into three geographic regions. The geographic regions include Oaxaca, Mexico, Michigan, U.S.A. and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Consolidated Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA (1)	Corporate and Other	Consolidated
As of December 31, 2021
Total current assets	$50,057	$5,528	$3,330	$58,915
Total non-current assets	66,756	90,018	73	156,847
Total assets	$116,813	$95,546	$3,404	$215,762
Total current liabilities	25,833	2,459	1,367	29,659
Total non-current liabilities	1,436	63,438	479	65,353
Total shareholders' equity	89,544	29,649	1,557	120,750
Total liabilities and shareholders' equity	$116,813	$95,546	$3,403	$215,762

As of December 31, 2020
Total current assets	$34,744	$-	$8,129	$42,873
Total non-current assets	62,695	-	166	62,861
Total assets	$97,439	$-	$8,295	$105,734
Total current liabilities	11,007	-	1,078	12,085
Total non-current liabilities	3,098	-	13	3,111
Total shareholders' equity	83,334	-	7,204	90,538
Total liabilities and shareholders' equity	$97,439	$-	$8,295	$105,734

(1)	Michigan, USA was acquired on December 10, 2021 and therefore there are no December 31, 2020 balances.

The following table shows selected information from the Consolidated Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA (1)	Corporate and Other	Consolidated
For the year ended December 31, 2021
Sales, net	$125,196	$-	$-	$125,196
Total mine cost of sales	88,449	-	-	88,449
Exploration expense	4,813	55	18	4,886
Total other costs and expenses (without exploration)	3,995	1,167	9,056	14,218
Provision for income taxes (benefit)	8,518	305	792	9,615
Net income (loss) from continuing operations	$19,421	$(1,527)	$(9,866)	$8,028

For the year ended December 31, 2020
Sales, net	$90,692	$-	$-	$90,692
Total mine cost of sales	78,205	-	-	78,205
Exploration expense	2,418	-	67	2,485
Total other costs and expenses (without exploration)	48	-	10,712	10,760
Provision for income taxes (benefit)	2,331	-	3,242	5,573
Net income (loss) from continuing operations	$7,690	$-	$(14,021)	$(6,331)

For the year ended December 31, 2019
Sales, net	$120,301	$-	$-	$120,301
Total mine cost of sales	91,669	-	-	91,669
Exploration expense	2,614	-	106	2,720
Total other costs and expenses (without exploration)	1,101	-	9,312	10,413
Provision for income taxes (benefit)	7,612	-	2,355	9,967
Net income (loss) from continuing operations	$17,305	$-	$(11,773)	$5,532

(1)	Michigan, USA was acquired on December 10, 2021 and therefore there is no information for the years ended December 31, 2020 and 2019.

24. COVID-19

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

On August 18, 2021, we announced the temporary suspension of activities at the Don David Gold Mine in response to a spike in COVID-19 cases at our mine and surrounding communities. The suspension lasted twelve days and by September 7, 2021, we had significantly ramped back up operations under further enhanced COVID-19 protocols. The Company incurred COVID-19 specific costs of $0.2 million in 2021 for activities such as additional health and safety procedures, increased transportation, and community contributions. We are working with local authorities, to improve the availability of vaccines to our employees and host communities.

As of the date of the issuance of these Consolidated Financial Statements, there have been no other significant impacts, including impairments, to the Company’s operations and financial statements. However, the long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial position, and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position, and cash flows may be materially adversely affected. The Company is not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when and if needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). The Company believes that current working capital balances will be sufficient for the foreseeable future, although there is no assurance that will be the case.

25. Subsequent Events

None.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Due to the Aquila acquisition at December 10, 2021, management performed review and approval controls related to the balances consolidated into the statement of financial position and statement of operations at December 31, 2021. The Aquila acquisition consisted of multiple complex valuations including the gold and silver stream agreements, the deferred tax liability and land. While multiple layers of approval and reasonableness tests were conducted, management prepared insufficient documentation related to the performance of these review controls to allow the auditor to reperform the controls. Additionally, due to the timing of the acquisition, it was necessary to perform these review controls in a compressed timeframe, which resulted in an adjustment identified by the independent registered public accounting firm between balance sheet accounts.

Due to the complexity of the acquisition, limited timing from the close of the transaction and the inherent limitation of internal controls over financial reporting, management concluded that our internal control over financial reporting as of December 31, 2021, had a material weakness related to the operating effectiveness of review controls over the accounting for and valuation of acquired assets and liabilities in the application of the acquisition method of accounting for asset acquisitions. All other internal controls over financial reporting as of December 31, 2021 remain effective. Due to this assessment, the December 31, 2021 filing was deferred from February 24, 2022 to March 10, 2022. Management will continue to evaluate if any additional action is required to further resolve the material weakness.

The Company’s independent registered public accounting firm has issued its report on the effectiveness of Gold Resource Corporation’s internal control over financial reporting and similarly identified the existence of a material weakness in internal controls over financial reporting. That report follows under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

The Company evaluates the adequacy of its internal control over financial reporting quarterly. In addition, the Company enhances its internal controls in response to internal control evaluations, internal and external audits and regulations, when appropriate. There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2021, other than the Aquila acquisition, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For the Aquila acquisition, additional controls were implemented to ensure the proper reporting of the newly acquired asset.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2022 Annual Meeting of Shareholders (“2022 Proxy Statement”), which we will file within 120 days after the end of our fiscal year ended December 31, 2021.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2022 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2022 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2022 Proxy Statement.

Item 14.Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2022 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

2.1

Separation Agreement dated as of December 31, 2020, by and between Gold Resource Corporation and Fortitude Gold Corporation (incorporated by reference from our current report on Form 8-K filed on January 7, 2021, Exhibit 2.1).

3.1

Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1).

3.1.1

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 3.1.1).

3.1.2

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on November 8, 2010 (incorporated by reference from our quarterly report on Form 10-Q filed on November 10, 2010, Exhibit 3.1).

3.2	Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on August 12, 2010, Exhibit 3.2).

3.2.1	Amendment dated March 25, 2013 to Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on March 27, 2013, Exhibit 3.2).

3.2.2

Amendment dated April 3, 2018 to the Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from our current report on Form 8-K filed on April 3, 2018, Exhibit 3.2).

4.1*	Description of Capital Stock.

10.1

Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from our registration statement on Form SB-2 filed on October 28, 2005, Exhibit 10.1).

10.2

Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 21, 2002 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.15).

10.3

Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012 (incorporated by reference from our quarterly report on Form 10-Q filed on August 9, 2012, Exhibit 10.17).

10.4	Gold Resource Corporation 2016 Equity Incentive Plan (incorporated by reference from our registration statement on Form S-8 filed on December 7, 2016, Exhibit 4.1).

10.5	Form of Stock Option Agreement (incorporated by reference from our Form 10-K filed on March 2, 2020, Exhibit 10.5)

10.6	Form of RSU Agreement (incorporated by reference from our Form 10-K filed on March 2, 2020, Exhibit 10.6).

10.7	Form of RSU Agreement (incorporated by reference from our Form 10-K filed on March 2, 2020, Exhibit 10.7).

10.8	Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference from our current report on Form 8-K filed on December 18, 2013, Exhibit 10.1).

10.9	Policy for Recoupment of Executive Compensation (incorporated by reference from our annual report on Form 10-K filed on March 8, 2018, Exhibit 10.14).

10.10

At-The-Market Offering Agreement, dated November 29, 2019, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference from our registration statement on Form S-3 filed on November 29, 2019, Exhibit 1.1).

10.11	Executive Employment Agreement dated August 10, 2020 between the Company and Kimberly Perry (incorporated by reference from our current report on Form 8-K filed on August 10, 2020, Exhibit 10.1)

10.12

Employment Agreement dated December 31, 2020 between Gold Resource Canada Corporation and Allen Palmiere (incorporated by reference from our current report on Form 8-K filed on December 31, 2020, Exhibit 10.1)

10.13	Employment Agreement dated May 12, 2021 between Gold Resource Canada Corporation and Alberto Reyes (incorporated by reference from our current report on Form 8-K filed on May 18, 2021, Exhibit 10.1)

10.14

Arrangement Agreement by and among Gold Resource Corporation, Gold Resource Acquisition Sub, Inc. and Aquila Resources Inc., dated October 5, 2021 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2021, Exhibit 2.1).

10.15*	Aquila and Osisko - Amended and Restated Gold Purchase Agreement

10.16*	Aquila and Osisko - Amended and Restated Silver Purchase Agreement

21*	Subsidiaries of the Company.

23.1*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm.

23.2*	Consent of Qualified Person

23.3*	Consent of Qualified Person

23.4*	Consent of Qualified Person

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kimberly C. Perry.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere and Kimberly C. Perry.

96.1*	Technical Report Summary for the Don David Gold Mine dated December 31. 2021.

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2021 are furnished herewith, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)
*	filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: March 10, 2022	/s/ Allen Palmiere
By: Allen Palmiere, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Palmiere	Chief Executive Officer, President and Director	March 10, 2022
Allen Palmiere	(Principal Executive Officer)

/s/ Kimberly C. Perry	Chief Financial Officer	March 10, 2022
Kimberly C. Perry	(Principal Financial and Accounting Officer)

/s/ Alex G. Morrison	Chairman of the Board of Directors	March 10, 2022
Alex G. Morrison

/s/ Joseph Driscoll	Director	March 10, 2022
Joseph Driscoll

/s/ Ron Little	Director	March 10, 2022
Ron Little

/s/ Lila Murphy	Director	March 10, 2022
Lila Murphy