Form 10-K/A
period 2021-12-31
GOLD RESOURCE CORP
filed 2022-03-11
CIK 1160791

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A amends our Annual Report on Form 10-K filed on March 10, 2022 (the “Original Filing”). The Original Filing inadvertently omitted the opinion of Plante & Moran, PLLC with regard to the Company’s internal control over financial reporting as of December 31, 2021 (the “ICFR Opinion”). With the exception of the inclusion of the ICFR Opinion, this Amendment No. 1 is identical to the Original Filing.

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

Denver, Colorado

March 10, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gold Resource Corporation

Opinion on the Internal Control over Financial Reporting

We have audited Gold Resource Corporation’s (the Company’s) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the operating effectiveness of review controls over the accounting for and valuation of acquired assets and liabilities in the application of the acquisition method of accounting for asset acquisitions.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We considered the material weakness described above in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”) and our report dated March 10, 2022 expressed an unqualified opinion.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Plante & Moran, PLLC

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