Form 10-Q
period 2022-03-31
GOLD RESOURCE CORP
filed 2022-05-09
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes◻No⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes⌧No◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,338,774 shares of common stock outstanding as of May 6, 2022.

GOLD RESOURCE CORPORATION

FORM 10-Q

FIRST QUARTER 2022 HIGHLIGHTS

Highlights for the three months ended March 31, 2022 are summarized below and discussed further in our Management’s Discussion and Analysis:

Strategic

●	For the eighth consecutive year, the Don David Gold Mine earned the prestigious Empresa Socialmente Responsable (“ESR”) award from the Mexican Center for Philanthropy (CEMEFI). Awards are given to organizations who demonstrate a commitment to supporting social and environmental protection programs within their local communities.
●	During the quarter, the Company purchased and processed a thousand tonnes of tailings material from a nearby community in an effort to ensure the proper environmental treatment and storage of the material.
●	Patrick Frenette was hired as Vice President, Technical Services and Steve Donohue was seconded as Vice President, Environmental and Regulatory Affairs (Michigan) to further derisk the successful delivery of the optimized feasibility study and permit applications for the Back Forty Project.
●	In April 2022, the Audit Committee approved the appointment of BDO USA, LLP as our independent public accountant for the fiscal year ended December 31, 2022.
●	The Company’s Annual Meeting of Shareholders will be held in person on May 19, 2022. Information regarding notice, materials, and voting can be found in the 2022 Proxy Statement filed with the SEC and available at www.sec.gov/edgar.shtml.
●	$0.9 million was distributed in shareholder dividends this quarter, totaling $120.3 million since 2010.

Operational

●	Two lost time incidents occurred during the quarter. Both incidents were thoroughly investigated, and the appropriate actions were taken.
●	The Don David Gold Mine produced and sold a total of 11,729 gold equivalent ounces, comprising 8,381 gold ounces and 265,407 silver ounces, sold at an average price per ounce of $1,898 and $24, respectively.
●	Exploration focused on infill drilling with encouraging results from the Arista vein system. Step-out resource expansion drilling is ongoing.
●	The feasibility study for the Back Forty Project in Michigan, USA progressed during Q1 2022 with the feasibility study expected in the second half of this year followed by permit applications being submitted with state agencies in Michigan.

Financial

●	Our balance sheet remains strong with $31.2 million in cash as of March 31, 2022, a decrease of $2.5 million since December 31, 2021 after investing $8.2 million in capital and exploration expenditures. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2022 Capital and Exploration Investment Summary below for details.)
●	Year-to-date cash flow from operating activities was $4.2 million.
●	Net income was $4.0 million or $0.05 earnings per share for the quarter.
●	Working capital was $32.4 million at March 31, 2022, $3.1 million higher than at December 31, 2021. The increase is primarily due to an increase in accounts receivables as a result of higher base metal prices and timing of shipments in March.
●	Total cash cost for the quarter was $ (121) per gold equivalent (“AuEq”) ounce (after co-product credits) and total all-in sustaining cost for the quarter was $499 per AuEq ounce (after co-product credits). Both non-GAAP measures were favorably impacted by co-product credits for base metals. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures.)

Gold Resource Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		March 31,	December 31,
	Note	2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$31,175	$33,712
Accounts receivable, net		11,647	8,672
Inventories, net	4	12,783	10,361
Promissory note	6	3,921	3,885
Prepaid expenses and other current assets	7	1,157	2,285
Total current assets		60,683	58,915
Property, plant and mine development, net	8	155,535	156,771
Other non-current assets		365	76
Total assets		$216,583	$215,762
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$10,558	$13,308
Income taxes payable, net		4,141	6,801
Mining royalty taxes payable, net		1,804	2,975
Zinc zero cost collar	17	4,353	1,844
Accrued expenses and other current liabilities	9	7,463	4,731
Total current liabilities		28,319	29,659
Reclamation and remediation liabilities	11	3,230	3,112
Gold and silver stream agreements	10	42,774	42,560
Deferred tax liabilities, net	5	12,104	13,126
Contingent consideration	12	4,427	4,603
Other non-current liabilities	9	2,014	1,952
Total liabilities		92,868	95,012
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,338,774 shares outstanding at March 31, 2022 and December 31, 2021		89	89
Additional paid-in capital		109,982	110,153
Retained earnings		20,699	17,563
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		123,715	120,750
Total liabilities and shareholders' equity		$216,583	$215,762

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended
		March 31,
	Note	2022	2021

Sales, net	3	$45,417	$27,268
Cost of sales:
Production costs		20,074	15,243
Depreciation and amortization		5,958	3,399
Reclamation and remediation		62	51
Total cost of sales		26,094	18,693
Mine gross profit		19,323	8,575
Costs and expenses:
General and administrative expenses		1,899	1,581
Exploration expenses		2,305	1,207
Restructuring expenses		-	496
Stock-based compensation	16	774	484
Realized and unrealized loss on zinc zero cost collar	17	4,137	-
Other expense (income), net	18	838	(314)
Total costs and expenses		9,953	3,454
Income before income taxes		9,370	5,121
Provision for income taxes	5	5,351	2,594
Net income		$4,019	$2,527
Net income per common share:
Basic and diluted net income per common share	19	$0.05	$0.03

Weighted average shares outstanding:
Basic	19	88,338,774	74,405,031
Diluted	19	88,616,868	74,761,882

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended March 31, 2022 and 2021
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538
Stock-based compensation	-	-	141	-	-	-	141
Net stock options exercised	125,000	-	165	-	-	-	165
Common stock issued for vested restricted stock units	2,614	-	-	-	-	-	-
Dividends declared	-	-	-	(744)	-	-	(744)
Surrender of stock for taxes due on vesting	(65,366)	-	(205)	-	-	-	(205)
Net income	-	-	-	2,527	-	-	2,527
Balance, March 31, 2021	74,775,604	$75	$84,966	$14,436	$(5,884)	$(1,171)	$92,422

Balance, December 31, 2021	88,675,172	$89	$110,153	$17,563	$(5,884)	$(1,171)	$120,750
Stock-based compensation	-	-	160	-	-	-	160
Stock options exercised - settled in cash	-	-	(331)	-	-	-	(331)
Dividends declared	-	-	-	(883)	-	-	(883)
Net income	-	-	-	4,019	-	-	4,019
Balance, March 31, 2022	88,675,172	$89	$109,982	$20,699	$(5,884)	$(1,171)	$123,715

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the three months ended March 31,
	Note	2022	2021
Cash flows from operating activities:
Net income		$4,019	$2,527
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax (benefit) expense		(827)	43
Depreciation and amortization		6,003	3,437
Stock-based compensation		774	484
Other operating adjustments	21	2,551	340
Changes in operating assets and liabilities:
Accounts receivable		(2,975)	693
Inventories		(2,013)	(1,063)
Prepaid expenses and other current assets		1,179	592
Other noncurrent assets		340	(4)
Accounts payable and other accrued liabilities		(920)	(1,141)
Mining royalty and income taxes payable, net		(3,901)	923
Net cash provided by operating activities		4,230	6,831

Cash flows from investing activities:
Capital expenditures		(5,949)	(4,320)
Proceeds from the sale of gold and silver rounds		533	3
Net cash used in investing activities		(5,416)	(4,317)

Cash flows from financing activities:
Proceeds (for) from the exercise of stock options		(246)	165
Dividends paid		(883)	(744)
Net cash used in financing activities		(1,129)	(579)
Effect of exchange rate changes on cash and cash equivalents		(222)	(110)

Net (decrease) increase in cash and cash equivalents		(2,537)	1,825
Cash and cash equivalents at beginning of period		33,712	25,405
Cash and cash equivalents at end of period		$31,175	$27,230

Supplemental Cash Flow Information
Interest expense paid		$-	$-
Income and mining taxes paid		$13,857	$1,328
Non-cash investing activities:
Change in capital expenditures in accounts payable		$(927)	$(259)
Change in estimate for asset retirement costs		$-	$7

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2022
(Unaudited)

1. Basis of Preparation of Financial Statements

The Condensed Consolidated Interim Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

Certain items in the prior period’s consolidated financial statements and notes have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported results of operations.

2. Recently Adopted Accounting Standards

Recent accounting pronouncements issued have been evaluated and do not presently impact our financial statements and supplemental data.

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Doré sales, net
Gold	$1,244	$2,487
Silver	20	377
Less: Refining charges	(7)	(71)
Total doré sales, net	1,257	2,793
Concentrate sales
Gold	14,541	6,524
Silver	6,085	6,313
Copper	4,097	3,386
Lead	3,827	2,405
Zinc	16,317	8,766
Less: Treatment and refining charges	(2,741)	(2,884)
Total concentrate sales, net	42,126	24,510
Realized gain embedded derivative, net	866	91
Unrealized gain (loss) - embedded derivative, net	1,168	(126)
Total sales, net	$45,417	$27,268

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

4. Inventories, net

At March 31, 2022 and December 31, 2021, inventories, net, consisted of the following:

	As of	As of
	March 31,	December 31,
	2022	2021

	(in thousands)
Stockpiles - underground mine	$204	$-
Concentrates	3,426	2,048
Doré, net	827	452
Subtotal - product inventories	4,457	2,500
Materials and supplies (1)	8,326	7,861
Total	$12,783	$10,361
(1)	Net of reserve for obsolescence of $384 as of March 31, 2022 and December 31, 2021.

5. Income Taxes

The Company recorded an income tax expense of $5.4 million for the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company recorded an income tax expense of $2.6 million. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21% and a 5% withholding tax applies to dividends received from Mexico. The Mexico income is taxed at 37.5% (30% income tax and 7.5% mining tax) and Canada income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. jurisdiction does not currently generate taxable income.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties in addition to the 30% Mexico corporate income tax. The first is a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest, and it is considered an income tax for purposes of financial reporting. The second is a 0.5% mining duty over sales of gold and silver, but this duty is not considered an income tax for financial reporting purposes and reported as production cost. Both duties are tax deductible for Mexico income tax purposes.

On January 1, 2022, the 2022 Tax Reform became effective in Mexico, which included several amendments to the Income Tax Law relevant to tax provisions. For 2022, a depreciation rate of 5% per year was established for constructions of facilities, additions, repairs, improvements, adaptations, as well as any other construction performed in a mining lot in accordance with Article 12 of the Mining Law. This amendment is intended to prevent taxpayers from deducting works performed in mining lots as expenses for the year.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends, which are subject to a 10% Mexico withholding tax, unless otherwise provided per a tax treaty. The current U.S.-Mexico tax treaty limits the dividend withholding tax between these countries to 5%, as long as certain requirements are met. Based on the Company’s understanding that it meets these requirements, the Company pays a 5% withholding tax on dividends paid from Mexico. The impact of the planned annual dividends for 2022 is reflected in the estimated annual effective tax rate.

As of March 31, 2022, the Company believes that it has no liability for uncertain tax positions.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

6. Promissory Note

The promissory note was acquired in the Aquila Resources, Inc. (“Aquila”) acquisition. In October 2021, Aquila sold its Wisconsin assets to Green Light Metals in return for a Canadian dollar (“C$”) 4.9 million ($3.9 million) promissory note. Under the promissory note, Green Light Metals is to pay C$0.9 million cash and deliver C$4.0 million in Green Light Metal shares once Green Light Metals goes public. The cash and shares will be delivered upon completion of Green Light Metals listing on the TSX and the shares are expected to represent approximately 18% of the total outstanding shares of Green Light Metals. Due to the short maturity of the promissory note, the carrying amount approximates the fair value, and likewise, no interest and collateral is required. Until maturity, the Company will record unrealized foreign currency gain or loss on the promissory note.

7. Prepaid Expenses and Other Current Assets

At March 31, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2022	2021

	(in thousands)
Advances to suppliers	$177	$188
Prepaid insurance	532	1,222
Other current assets	448	875
Total	$1,157	$2,285

8. Property, Plant and Mine Development, net

At March 31, 2022 and December 31, 2021, property, plant and mine development, net consisted of the following:

	As of	As of
	March 31,	December 31,
	2022	2021

	(in thousands)
Asset retirement costs	$1,065	$1,065
Construction-in-progress (1)	3,290	15,854
Furniture and office equipment	1,717	1,685
Land	9,230	9,230
Mineral interest	79,543	79,964
Light vehicles and other mobile equipment	2,316	2,224
Machinery and equipment	38,821	33,213
Mill facilities and infrastructure	34,503	24,973
Mine Development	95,259	92,138
Software and licenses	1,592	1,592
Subtotal	267,336	261,938
Accumulated depreciation and amortization	(111,801)	(105,167)
Total	$155,535	$156,771
(1)	Includes accrued capital expenditures of $0.2 million and $1.7 million at March 31, 2022 and December 31, 2021, respectively.

The Company recorded depreciation and amortization expense of $6.0 million for the three months ended March 31, 2022 as compared to $3.4 million for the same periods ended March 31, 2021.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

9. Accrued Expenses and Other Liabilities

At March 31, 2022 and December 31, 2021, accrued expenses and other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2022	2021

	(in thousands)
Accrued royalty payments	$2,521	$1,743
IVA taxes payable, net	1,082	-
Employee profit sharing obligation	3,035	1,888
Other payables	825	1,100
Total accrued expenses and other current liabilities	$7,463	$4,731

Accrued non-current labor obligation	$1,026	$920
Deferred stock unit ("DSU") compensation liability	783	206
Other long-term liabilities	205	826
Total other non-current liabilities	$2,014	$1,952

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This new decree amends the outsourcing provisions, whereby operating companies will no longer be able to source their labor resources used to carry out the core business functions from service entities or third-party providers.

Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Prior to 2021, the Company was not subject to PTU payments, as it had been sourcing its labor resources through a third-party service provider.

As a result of adoption of the new legislation, at March 31, 2022, $3.0 million was recorded for PTU current liabilities for 2021 PTU payable and year-to-date 2022 PTU incurred. Additionally, $1.0 million is recorded for statutory employee severance benefits in other long-term liabilities.

IVA taxes payable, net is a value added (“IVA”) tax in Mexico assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of March 31, 2022, this resulted in a liability balance. In prior periods, the IVA receivable balance was reported under Other current assets.

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Gold and Silver Stream Agreements as of March 31, 2022 and December 31, 2021:

	As of	As of
	March 31,	December 31,
	2022	2021

	(in thousands)
Liability related to the Gold Stream Agreement	$20,412	$20,364
Liability related to the Silver Stream Agreement	22,362	22,196
Total liability	$42,774	$42,560

Periodic interest expense will be incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and an 8% discount rate. Interest expense will be recorded to the

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Consolidated Statements of Operations and the gold and silver stream agreement liability on the Consolidated Balance Sheet.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko Bermuda Limited (“OBL”), a wholly-owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with Osisko, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project which consists of the subsidiaries of Gold Resource Acquisition CO, a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2022.

The $20 million received from OBL through March 31, 2022 is shown as a long-term liability on the Consolidated Balance Sheet along with an implied interest. The implied interest rate is applied on OBL advance payments and calculated on the total expected life-of-mine production to be deliverable (as supported in the Back Forty Project Preliminary Economic Assessment) at the five-year average street consensus metal prices (based on the median) evaluated at December 31, 2021 and is discounted at 8.0%. As the remaining $30 million deposit is subject to the completion of certain milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheet.

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

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as at March 31, 2022. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2022.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through March 31, 2022 is shown as a long-term liability on the Consolidated Balance Sheet along with an implied interest.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2022 and the year ended December 31, 2021:

	2022	2021

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,833	$1,890
Foreign currency exchange loss (gain)	54	(57)
Reclamation liabilities – balance at end of period	1,887	1,833

Asset retirement obligation – balance at beginning of period	1,279	1,208
Accretion	25	109
Foreign currency exchange loss (gain)	39	(38)
Asset retirement obligation – balance at end of period	1,343	1,279
Total period end balance	$3,230	$3,112

The Company’s undiscounted reclamation liabilities of $1.9 million and $1.8 million as of March 31, 2022 and December 31, 2021, respectively, are related to the Don David Gold Mine in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant & Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant & Mine Development, post 2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of March 31, 2022 and December 31, 2021, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $1.3 million.

12. Commitments and Contingencies

Commitments

As of March 31, 2022 and December 31, 2021, the Company has equipment purchase commitments of approximately $0.9 million and $0.4, respectively.

Contingent Consideration

With the Aquila acquisition, the Company assumed a contingent consideration related to the December 30, 2013, Aquila acquisition of 100% of the shares of HudBay Michigan Inc. (“HMI”), a subsidiary of HudBay Minerals Inc. (“HudBay”), effectively giving Aquila 100% ownership in the Back Forty Project (the “HMI Acquisition”). Pursuant to the HMI Acquisition, HudBay’s 51% interest in the Back Forty Project was acquired in consideration for the issuance of common shares of Aquila, future milestone payments tied to the development of the Back Forty Project, and a 1% net smelter return royalty on production from certain land parcels in the project. The issuance of shares and 1% net smelter obligations were settled before the Company acquired Aquila.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

The contingent consideration is composed of the following in Canadian dollars:

The value of future installments is based on C$9 million tied to development of the Back Forty project as follows:

a.	C$3 million payable on completion of any form of financing for purposes including the commencement of construction of Back Forty, up to 50% of the C$3 million can be paid, at the Company’s option in Gold Resource Corporation shares with the balance payable in cash (if as of November 2023 this milestone has not been achieved or payment made, HMI has the right to repurchase a 51% ownership in the Back Forty Project);
b.	C$2 million payable in cash 90 days after the commencement of commercial production;
c.	C$2 million payable in cash 270 days after the commencement of commercial production, and;
d.	C$2 million payable in cash 450 days after the commencement of commercial production.

The value of the contingent consideration at March 31, 2022 was $4.4 million. The contingent consideration will be adjusted for the foreign currency translation, time value of money, and the likelihood of the milestone payments. Any future changes in the value of the contingent consideration will be recognized in the Consolidated Statements of Operations.

Other Contingencies

The Company has certain other contingencies resulting from litigation, claims, and other commitments that are subject to a variety of environmental and safety laws and regulations incident related to the ordinary course of business. The Company currently has no basis to conclude that any or all of such contingencies will materially affect its financial position, results of operations, or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by the Company, and there can be no assurance that their ultimate disposition will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

With the successful acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the gold and silver stream agreements with Osisko Bermuda Limited (see Note 10 - Gold and Silver Stream Agreements). Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including achieving commercial production at an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If it fails to do so, Osisko may be entitled to enforce their remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

13. Shareholders’ Equity

During the three months ended March 31, 2022, the Company declared and paid dividends of $0.01 per common share for an aggregate total of $0.9 million. During the three months ended March 31, 2021, the Company declared and paid dividends of $0.01 per common share for an aggregate total of $0.7 million.

At the Company’s annual meeting held in June 2021, shareholders approved an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 100 million to 200 million shares. As of March 31, 2022, there are 88,338,774 issued and outstanding shares of common stock.

14. Derivatives

Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled shipments. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note - 20 Fair Value Measurement for additional information on the realized and unrealized gain (loss) recorded to adjust accounts receivable and revenue.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

The following table summarizes the Company’s unsettled sales contracts at March 31, 2022 with the quantities of metals under contract subject to final pricing occurring through May 2022:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	6,191	206,642	286	1,714	4,329
Average forward price (per ounce or tonne)	$1,909	$24.4	$10,145	$2,332	$3,745
Unsettled sales contracts value (in thousands)	$11,819	$5,042	$2,901	$3,997	$16,212	$39,971

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

As of March 31, 2022, the Company’s derivatives not designated as hedges consist of zinc zero cost collars used to manage its near-term exposure to cash flow variability from zinc price risks. A zero cost collar is a combination of two options: a sold call option and a purchased put option. The Company sold call options to establish the ceiling price of $3,500 per tonne of zinc that the Company will receive for the contracted zinc volume of 5,850 tonnes for April through December 2022. The purchased put establishes the floor price of $3,500 per tonne of zinc that we will receive for the same contracted tonnes and period of time.

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Otherwise, any fair value gains or losses are recognized in earnings in the current period. The March 2022 London Metal Exchange (“LME”) average zinc price of $3,974 exceeded the call option ceiling of $3,200, resulting in a realized loss of $1.6 million. The mark-to-market adjustment on the remaining 5,850 tonnes resulted in an unrealized loss of $2.5 million, recorded in current liability.

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

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This new decree amends the outsourcing provisions, whereby operating companies will no longer be able to source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Note 9 - Accrued Expenses and Other Liabilities for additional information.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

16. Stock-Based Compensation

The Company’s compensation program comprises three main elements: base salary, an annual short-term incentive plan (“STIP”) cash award, and long-term equity-based incentive compensation (“LTIP”) in the form of performance share units (“PSUs”), restricted stock units (“RSUs”), stock options, and deferred stock units (“DSUs”).

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

Effective January 1, 2021, the Company’s Board of Directors, on the recommendation of the Compensation Committee, implemented a program to issue DSUs. DSUs are qualifying instruments under the terms of the Company’s Incentive Plan and therefore do not require additional shareholder approval. The vesting and settlement terms of the DSUs are determined by the Compensation Committee at the time the DSUs are awarded.

DSUs of 214,357 and 130,000 were granted to the Board of Directors during the three months period ended March 31, 2022 and 2021, respectively, and they are redeemable in cash or shares at the earlier of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. The Company may also issue DSUs for directors in lieu of board fees at their request. As of March 31, 2022 and 2021, respectively, there were 3,356 and nil DSUs granted in lieu of board fees that are also subject to mark-to-market adjustment. During the three-month period ending March 31, 2022, the Company recorded $0.6 million of stock-based compensation expense increasing the other non-current liability for the DSUs to $0.8 million based on the fair value of the Company’s stock price on March 31, 2022.

RSUs of 234,605 and nil were granted during the period ended March 31, 2022 and 2021, respectively. No RSU’s vested during the three months ended March 31, 2022. During the three months ended March 31, 2021, a total of 2,614 RSUs vested, and shares were issued with an intrinsic value and a fair value of $6,692.

Stock options of 320,816 and 600,000 were granted during the period ended March 31, 2022 and 2021, respectively. Stock options of 265,000 were exercised during the three months ended March 31, 2022. The exercises were settled in cash. During the three months ended March 31, 2021, stock options to purchase an aggregate of 125,000 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.32 per share.

PSUs of 294,147 and nil were granted during the period ended March 31, 2022 and 2021, respectively. PSUs cliff vest in three years based on the relative total shareholder return of a predetermined peer group.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Stock options	$149	$227
Restricted stock units	48	(86)
Deferred stock units	577	343
Total	$774	$484

The Company has a short-term incentive plan (“STIP”) for its management team that provides annual cash payable upon achievement of specified performance metrics. As of March 31, 2022, we accrued $0.2 million payable in cash related to the 2022 STIP program.

17. Zinc Zero Cost Collar

During the three months ended March 31, 2022 and 2021, the realized and unrealized losses related to the Company’s Zinc Zero Cost Collar are the following:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Realized loss on zinc zero cost collar (1)	1,628	-
Unrealized loss on zinc zero cost collar (1)	2,509	-
Total	$4,137	$-

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.

Effective May 18, 2021, GRC entered into Trading Agreement with Auramet International LLC that govern nonexchange traded, over-the-counter, spot, forward and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Please see Note 14 - Derivatives for additional information.

18. Other (Income) Expense, net

Other (income) expense, net, for the periods presented consisted of the following:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Unrealized currency exchange loss (1)	$445	$241
Realized currency exchange loss (gain)	129	(173)
Realized and unrealized (gain) loss from gold and silver rounds, net	(36)	66
Interest on streaming liabilities	176	-
Other expense (income)	124	(448)
Total	$838	$(314)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 20 - Fair Value Measurement.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

19. Net Income per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 2.7 million and 3.9 million shares of common stock at weighted average exercise prices of $4.08 and $7.20 were outstanding at March 31, 2022 and 2021, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended
	March 31,
	2022	2021
Numerator:
Net income (in thousands)	$4,019	$2,527

Denominator:
Basic weighted average shares of common stock outstanding	88,338,774	74,405,031
Dilutive effect of share-based awards	278,094	356,851
Diluted weighted average common shares outstanding	88,616,868	74,761,882

Basic and diluted net income per common share	$0.05	$0.03

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

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	As of	As of
	March 31,	December 31,	Input Hierarchy Level
	2022	2021

	(in thousands)
Cash and cash equivalents	$31,175	$33,712	Level 1
Accounts receivable, net	$11,647	$8,672	Level 2
Derivative liability - zinc zero cost collar	$(4,353)	$(1,844)	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers, net of embedded derivatives mark-to-market value of $1.4 million as of March 31, 2022, and nil as of December 31, 2021. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism and are accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date and included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments. Please see Note 14 - Derivatives for additional information.

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

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Interim Statements of Operations as shown in the following table:

		For the three months ended March 31,		Statements of Operations Classification
		2022	2021
	Note
Realized and unrealized derivative gain (loss), net	14	$2,034	$(35)	Sales, net
Realized loss on zinc zero cost collar	17	$(1,628)	$-	Realized and unrealized loss on zinc zero cost collar
Unrealized loss on zinc zero cost collar	17	$(2,509)	$-	Realized and unrealized loss on zinc zero cost collar

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2022
Realized gain	$126	$249	$43	$19	$429	$866
Unrealized gain	242	275	16	47	588	1,168
Total realized/unrealized derivatives, net	$368	$524	$59	$66	$1,017	$2,034

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2021
Realized (loss) gain	$(44)	$85	$5	$44	$1	$91
Unrealized (loss) gain	(100)	(82)	39	(66)	83	(126)
Total realized/unrealized derivatives, net	$(144)	$3	$44	$(22)	$84	$(35)

21. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 consisted of the following:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Unrealized (gain) loss on gold and silver rounds	$(70)	$66
Realized loss on gold and silver rounds	34	-
Unrealized foreign currency exchange loss	445	241
Unrealized loss on zinc zero cost collar	2,509	-
Other	(367)	33
Total other operating adjustments	$2,551	$340

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

22. Segment Reporting

As of March 31, 2022, the Company has organized its operations into three geographic regions: Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Consolidated Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of March 31, 2022
Total current assets	$51,918	$4,978	$3,787	$60,683
Total non-current assets	66,007	89,607	286	155,900
Total assets	$117,925	$94,585	$4,073	$216,583
Total current liabilities	25,972	1,566	781	28,319
Total non-current liabilities	900	62,689	960	64,549
Total shareholders' equity	91,053	30,330	2,332	123,715
Total liabilities and shareholders' equity	$117,925	$94,585	$4,073	$216,583

As of December 31, 2021
Total current assets	$50,057	$5,528	$3,330	$58,915
Total non-current assets	66,756	90,018	73	156,847
Total assets	$116,813	$95,546	$3,403	$215,762
Total current liabilities	25,833	2,459	1,367	29,659
Total non-current liabilities	1,436	63,438	479	65,353
Total shareholders' equity	89,544	29,649	1,557	120,750
Total liabilities and shareholders' equity	$116,813	$95,546	$3,403	$215,762

The following table shows selected information from the Consolidated Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA (1)	Corporate and Other	Consolidated

For the three months ended March 31, 2022
Sales, net	$45,417	$-	$-	$45,417
Total mine cost of sales	26,094	-	-	26,094
Exploration expense	1,237	1,068	-	2,305
Total other costs and expenses	4,692	317	2,639	7,648
Provision for income taxes (benefit)	5,351	-	-	5,351
Net income (loss)	$8,043	$(1,385)	$(2,639)	$4,019

For the three months ended March 31, 2021
Sales, net	$27,268	$-	$-	$27,268
Total mine cost of sales	18,693	-	-	18,693
Exploration expense	1,197	-	10	1,207
Total other costs and expenses	(378)	-	2,625	2,247
Provision for income taxes (benefit)	2,594	-	-	2,594
Net income (loss)	$5,162	$-	$(2,635)	$2,527

(1)	Michigan, USA was acquired on December 10, 2021, and therefore, there is no information for the three months ended March 31, 2021.

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

23. COVID-19 Pandemic

The Company continues to protect the health and safety of our employees, contractors, and communities by taking precautionary measures, including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely with the benefit of technology, we are able to maintain our operations and internal controls over financial reporting and disclosures.

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

Gold Resource Corporation— Condensed Consolidated Interim Financial Statements and Notes—Unaudited

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2022 and compares those results with the three months ended March 31, 2021 It also analyzes the Company’s financial condition at March 31, 2022 and compares it to the financial condition at December 31, 2021. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2021 contained in our annual report on Form 10-K.

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

Overview

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. The Don David Gold Mine currently has six projects with the primary mineral production coming from the Arista underground mine. This mine supplies ore to our processing facilities to produce gold and silver doré and copper, lead, and zinc concentrates which also contain gold and silver. The Back Forty Project, when developed, is expected to produce gold and silver doré and copper, lead, and zinc concentrates bearing gold and silver. The current feasibility study is planned to be completed in the second half of 2022 with permitting and detailed engineering to continue into 2023. The Company has formed an integrated project team to optimize the feasibility study, related mine plan, and to ensure a positive long-term impact on the environment and host communities.

Working safely continues to underpin all that we do, with our goal of developing a zero-harm workplace for our employees, the environment, and our local communities. Despite rigorous safety protocols being in place, we had two lost time incidents during the first quarter of 2022. In 2021, we initiated a Global Health and Safety Directive with an objective to lower first aid, medical aid, lost time accidents, and near misses.

This program builds on the protocols already in place and provides our operation’s personnel with a common approach to achieving our safety objectives. Current safety program objectives are focused on identification and monitoring of leading indicators of a safe workplace such as leadership in the field, regular and consistent risk assessment, behavioral observations, training records, and department safety meetings.

The team at Gold Resource Corporation holds itself accountable to the highest environmental, social, and governance standards. Our commitment to acting responsibly and delivering excellence in sustainability allows us to deliver benefits to all our stakeholders, including our employees and local communities.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19 Pandemic

The Company continues to protect the health and safety of our employees, contractors, and communities by taking precautionary measures, including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely with the benefit of technology, we are able to maintain our operations and internal controls over financial reporting and disclosures. Please see Note 23 – COVID-19 in this Condensed Consolidated Interim Financial Statements and Notes for additional information.

Results of Operations

Don David Gold Mine

Mine activities during the first three months of 2022 included development and ore extraction from the Arista mine. The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended March 31,
	2022	2021
Arista Mine
Milled
Tonnes Milled	135,801	127,403
Grade
Average Gold Grade (g/t)	3.00	1.68
Average Silver Grade (g/t)	81	78
Average Copper Grade (%)	0.41	0.43
Average Lead Grade (%)	1.97	1.70
Average Zinc Grade (%)	4.89	4.29
Combined
Tonnes Milled (1)	136,844	138,980
Tonnes Milled per Day (2)	1,590	1,604
Metal production (before payable metal deductions) (3)
Gold (ozs.)	11,187	6,097
Silver (ozs.)	332,292	307,610
Copper (tonnes)	431	441
Lead (tonnes)	2,073	1,737
Zinc (tonnes)	5,562	4,377
(1)	Combined tonnes milled in Q1 2021 included 11,577 tonnes from the Open Pit Mine. The Open Pit Mine is no longer in production. Additionally, Q1 2022 combined tonnes milled includes 1,043 purchased tonnes related to an environmental initiative with a local community.
(2)	Based on actual days the mill operated during the period.
(3)	The difference between what we report as "Metal Production" and "Metal Sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals for which we are paid according to the terms of our sales contracts. Differences can also arise from inventory changes related to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

Q1 2022 compared to Q1 2021

For the three months ended March 31, 2022, the Don David Gold Mine production totaled 11,187 gold ounces and 332,292 silver ounces, representing a 83% increase in gold production and a 8% increase silver production, from the same period in 2021. The increase is a direct result of the higher grades processed.

Production Volumes

During the three months ended March 31, 2022, total tonnes milled were in line with the three months ended March 31, 2021.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Construction of the tailings filtration plant and dry stack facility were completed in 2021. The dry stack facilities will conserve and recirculate water, eliminate risks related to traditional tailings facilities, accelerate reclamation of certain areas of the open pit mine, and extend the life of the operations. Through March 2022, 15,499 tonnes of tailings were processed through the plant.

Grades & Recoveries

During the three months ended March 31, 2022, the majority of ore processed came from the Arista underground mine with an average gold grade of 3.00 g/t and silver grade of 81 g/t, compared to 1.68 g/t and 78 g/t, respectively, for the same period in 2021. The average gold grade was 79% higher and silver grade 4% higher, consistent with the current year mine plan.

Our base metals average grades during the three months ended March 31, 2022 were 0.41% copper, 1.97% lead, and 4.89% zinc. Lead and zinc grades were 16% and 14% higher than the same period in 2021, consistent with the current year mine plan.

Gold recoveries for the three months ended March 31, 2022 were 84.3% reflecting a 3.1% increase over the same period in 2021. Gold recoveries are expected to continue to increase as the gold regrind circuit is completed. Silver, lead, and copper recoveries for the three months ended March 31, 2022 decreased 2.2%, 3.1%, and 2.7%, respectively, compared to the same period in 2021 due to adjustments that were being made in the process plant to identify optimal levels of water and reagents. Zinc recoveries for the three months ended March 31, 2022 were 83.8%, reflecting a 3.7% increase over the same period in 2021.

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended March 31,
	2022	2021

	(in thousands)
Doré and concentrate sales	$46,131	$30,258
Less: Treatment and refining charges	(2,748)	(2,955)
Realized/unrealized derivatives, net	2,034	(35)
Sales, net	45,417	27,268
Total cost of sales	26,094	18,693
Mine gross profit	19,323	8,575
Other costs and expenses, including tax:	15,304	6,048
Net income	$4,019	$2,527

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$(121)	$413
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$499	$943
Total all-in cost after co-product credits per AuEq oz sold (1)	$811	$1,275

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion under “Non-GAAP Measures”.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales, net

DDGM net sales of $45.4 million for the three months ended March 31, 2022 increased by $18.1 million, or 67%, when compared to 2021. The increase in 2022 sales is the result of increased sales volumes and higher realized metal prices outlined in the table below. Gold ounces sold increased significantly in the first quarter 2022 over 2021 by 3,362 ounces, or 67%.

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended March 31,
	2022	2021
Metal sold
Gold (ozs.)	8,381	5,019
Silver (ozs.)	265,407	253,061
Copper (tonnes)	408	382
Lead (tonnes)	1,639	1,176
Zinc (tonnes)	4,359	3,134
Average metal prices realized (1)
Gold ($ per oz.)	$1,898	$1,787
Silver ($ per oz.)	$23.94	$26.77
Copper ($ per tonne)	$10,144	$8,873
Lead ($ per tonne)	$2,347	$2,082
Zinc ($ per tonne)	$3,842	$2,797
Precious metal gold equivalent ounces sold
Gold Ounces	8,381	5,019
Gold Equivalent Ounces from Silver	3,348	3,791
Total AuEq oz	11,729	8,810
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.

Treatment Charges

Treatment charges for the three months ended March 31, 2022 were $2.7 million, or $429 per base metal tonne sold, compared to $3.0 million, or $630 per base metal tonne sold for the same period in 2021. This 32% decrease in the per base metal tonne sold was expected as a result of the negotiations of new treatment charge agreements. Zinc treatment charges are largely dependent on the benchmark and spot treatment charge market for zinc, which is expected to increase in 2022.

Total cost of sales

Total cost of sales increased to $26.1 million at March 31, 2022 from $18.7 million for the same period in 2021. The $7.4 million increase was primarily related to a $2.6 million increase in depreciation expense and a $4.8 million increase in production costs. Depreciation expense was higher as a result of the reserve base being lower in the units of production calculation, resulting in higher depreciation cost per tonne of ore processed. Production costs of $20.1 million for the three months ended March 31, 2022 are 32% higher than the production costs of $15.2 million for the same period in 2021. The increase is partially related to $1.9 million increase in consumable goods caused by a 13% price increase in chemicals used in the processing, $0.8 million increase in royalties expense due to higher sales, $1.5 million impact related to the Mexico Labor Reform for long-term employee obligations and profit sharing, and $1.0 million increase in transportation costs due to higher volume of concentrates and a 9% price increase in transportation cost.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mine Gross Profit

For the three months ended March 31, 2022, mine gross profit increased by 125%, or $10.7 million, compared to the same period in 2021. The increase was primarily due to a 67% increase, or $18.1 million, in net sales offset by a 40% increase, or $7.4 million, in cost of sales.

Net Income

For the three months ended March 31, 2022, we recorded net income of $4.0 million, as compared to net income of $2.5 million during the same period in 2021. The 59% increase is attributable to the higher mine gross profit discussed above offset by higher other costs and expenses, including taxes discussed below.

Other Costs and Expenses, Including Taxes

	For the three months ended March 31,
	2022	2021

	(in thousands)
Other costs and expenses:
General and administrative expenses	$1,899	$1,581
Exploration expenses	2,305	1,207
Restructuring expenses	-	496
Stock-based compensation	774	484
Realized and unrealized loss on zinc zero cost collar	4,137	-
Other expense (income), net	838	(314)
Total other costs and expenses	9,953	3,454
Provision for income taxes	5,351	2,594
Total other costs, including taxes	$15,304	$6,048

For the three months ended March 31, 2022

General and administrative expenses – For the three months ended March 31, 2022, general and administrative expenses were $1.9 million, 20% higher than in the same period of 2021 primarily due to the impact of increased audit fees and consulting services related to finalizing the Aquila acquisition and 2021 fiscal year end audit.

Exploration expenses – For the three months ended March 31, 2022, property exploration expenses totaled $2.3 million compared to $1.2 million for the same period in 2021. The increase of $1.1 million reflects the addition of the feasibility and permitting costs for the Back Forty advanced exploration project. Exploration activities in Oaxaca, Mexico remained unchanged compared to the same period in 2021.

Stock-based compensation – Stock-based compensation increased $0.3 million for the three months ended March 31, 2022 compared to the same period in 2021. This increase is mainly due to the equity awarded to Senior Management related to 2021 performance and DSUs awarded to the Board of Directors related to their 2022 compensation structure. Management continues to work with an independent compensation consultant to evaluate the stock-based compensation program.

Realized and unrealized loss on zinc zero cost collar – For the three months ended March 31, 2022, $4.1 million of loss was recorded related to the zinc zero cost collar. Of this loss, $2.5 million is unrealized and relates to zero cost collars that will mature April through December 2022

Other (income) expense, net – For the three months ended March 31, 2022, $0.8 million of other expense was recorded compared to $0.3 million other income during the same period of 2021. The $1.2 million increase in expense is primarily due to a $0.5 million increase in realized and unrealized foreign exchange loss and $0.2 million in interest expense related to the gold and silver stream liabilities assumed with the Aquila acquisition. See Note 18 - Other (income) expense, net for a detailed breakdown.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for income taxes – For the three months ended March 31, 2022, income tax expense increased to $5.4 million from $2.6 million from the same period in 2021. The 2022 income tax expense is driven by the increase in net income at DDGM.

Other Non-GAAP Financial Measures

Total cash cost after co-product credits per AuEq oz sold – For the three months ended March 31, 2022, the total cash cost after co-product credits per AuEq oz sold is $ (121) compared to $413 for the three months ended March 31, 2021. In 2022, we have a negative cash cost per ounce due to the higher amount of co-product credits we received related to the higher base metal prices realized and the 33% increase in total number of gold equivalent ounces sold.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold – For the three months ended March 31, 2022, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $499 compared to $943 for the same period in 2022. The decrease is directly related to the lower cash costs per ounce discussed above offset by higher sustaining capital expenditures, general and administrative expense, and stock-based compensation.

Total all-in cost after co-product credits per AuEq oz sold – For the three months ended March 31, 2022, the total all-in cost after co-product credits per AuEq oz sold was $811 compared to $1,275 for the same period in 2022. The decrease is due to the lower all-in sustaining costs discussed above offset by higher exploration expense related to advancing the Back Forty feasibility and permitting activities.

2022 Capital and Exploration Investment Summary

		For the three months ended March 31, 2022	2022 full year guidance
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$1,582	$8.5 - 9.5 million
Infill Drilling and Exploration Development	Capital	2,155	7.0 - 7.5 million
Other Sustaining Capital	Capital	859	4.0 - 4.5 million
Subtotal of Sustaining Investments:		4,596
Growth Investments:
DDGM growth:
Gold Regrind	Capital	571	-
Dry Stack Completion	Capital	782	-
Surface Exploration / Other	Exploration	730	2.5 - 3.0 million
Underground Exploration Drilling	Exploration	507	3.0 - 3.5 million
Back Forty growth:
Back Forty Feasibility Study & Permits	Exploration	1,068	8.0-9.0 million
Subtotal of Growth Investments:		3,658
Total Capital and Exploration:		$8,254	$33.0 - 37.0 million

The Company’s investment in Mexico continued in Q1 2022 totaling $7.1 million. Our investment in Mexico is focused on favorably impacting our environment, social and governance programs while creating operational efficiencies and longevity. Year-to-date at the Back Forty Project, $1.1 million has been invested in feasibility and permitting initiatives.

Gold Regrind Project: Regrinding of the zinc tailings is expected to increase gold recovery by 6% to 10%. The reground material will be leached to produce doré bars. Completion and commissioning are expected in Q2 2022. As of March 31, 2022, a total of $1.6 million has been invested in this project, $1.1 million in 2021. Another $0.2 million is expected to be spent before completion.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dry Stack Tailings Project: Construction of the tailings filtration plant and dry stack facility were completed in 2021. During Q1 2022, work continued to optimize the operations of the filtration plant. Through March 2022, 15,499 tons of tailings were processed through the plant. The dry stack facilities will conserve and recirculate water, eliminate risks related to traditional tailings facilities, accelerate reclamation of certain areas of the open pit mine, and extend the life of the operations. The dry-stacked tailings will accelerate reclamation of certain areas of the open pit mine, extend the life of the operations, and reduce water consumption as approximately 80% of the process water will be available for reuse. As of March 31, 2022, a total of $14.8 million has been invested in this project, $14.0 million through 2021.

Dry Stack Tailings Filtration Plant and Dry Stack Area	Filtration Plant Press

Underground and Exploration Development: Mine development during the quarter included ramps and accesses to different areas of the deposit and exploration development drifts. A total of 1,094 meters of development, at a cost of $2.4 million, was completed during the quarter. Underground mine development was $1.6 million and exploration development was $0.8 million (included in Infill Drilling and Exploration Development in the table above). We plan to invest a total of $8.5 million to $9.5 million in underground development and an additional $4.0 million to $4.5 million in exploration development in 2022.

Back Forty Feasibility and Permitting: Work on the optimized feasibility study progressed during Q1 2022. Current initiatives are focused on mine planning and process plant design. Environmental considerations are a key factor in the overall site layout and infrastructure decisions being made. The feasibility study is expected to be released the second half of 2022 followed by permit applications being submitted with state agencies in Michigan.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 DDGM Exploration Updates

Our portfolio of properties that make up our Don David Gold Mine are located along a 55 kilometer trend of the San Jose structural corridor in the Sierra Madre Sur mountain range. This structural corridor trends north 70 degrees west and spans three historic mining districts within Oaxaca. Exploration activity is performed on several properties, demonstrating our commitment to long-term investment in Oaxaca, Mexico. Activity in the first quarter of 2022 has focused on drilling at the Arista mine.

Underground exploration drilling is ongoing from various locations within the Arista mine: 1) to continue testing of the Three Sisters Zone, as well as other new vein targets and 2) to further define and expand the reserves and resources of the current vein systems in production. During the quarter, we have completed 6 exploration drill holes (2,734 meters) and 45 infill drill holes (5,774 meters).

●	Infill drilling focused on the Arista vein system up- and down-dip of existing workings. Infill drilling has confirmed zones of high grade mineralization within the Resource model. Drill results have also identified new zones of precious and base metal mineralization.
●	Exploration drilling continued to test expansion of the Switchback system which extends for over a kilometer along strike and remains open in both directions as well as up- and down-dip.
●	Exploration drilling focused in the northwestern extension of Switchback, where drilling of the Three Sisters system, which is located between the Switchback and Arista vein systems, was also undertaken.

During the first quarter of 2022, significant advancements were made on underground exploration development headings which will enable further expansion and infill drilling to be undertaken in the following quarters on both the Switchback and Arista vein systems.

Surface exploration programs were designed to prioritize drill targets in areas close to the open pit and plant site. Mapping and rock chip sampling continued in the Cerro Colorado area, notably in the vicinity of the DDGM operations, and the surrounding area where surface drilling is ongoing.

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

For financial reporting purposes, we report the sale of base metals as part of our revenue. Revenue generated from the sale of base metals in our concentrates is considered a co-product of our gold and silver production for the purpose of calculating our total cash cost after co-product credits for our Don David Gold Mine. We periodically review our revenues to ensure that our reporting of primary products and co-products is appropriate. Because we consider copper, lead and zinc to be co-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after co-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of copper, lead, and zinc as co-product credits is appropriate due to their lower per unit economic value contribution compared to the precious metals and since gold and silver are the primary products we intend to produce.

Total cash cost, after co-product credits, is a measure developed by the Gold Institute to provide a uniform standard for industry comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Reconciliations to U.S. GAAP

The following table summarizes the Company’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	For the three months ended March 31,
	2022	2021

Precious metal gold equivalent ounces sold (oz)	11,729	8,810
Total production (1)	$20,074	$15,243
Treatment and refining charges (2)	2,748	2,955
Co-product credits (2)	(24,241)	(14,557)
Total cash cost after co-product credits	(1,419)	3,641
Total cash cost after co-product credits per AuEq oz sold	$(121)	$413
Sustaining - capitalized expenditure (3)	4,596	2,601
Subtotal of DDGM sustaining costs	4,596	2,601
DDGM all-in sustaining cost after co-product credits per AuEq oz sold	$271	$709
Sustaining - general and administrative, including stock-based compensation expenses	2,673	2,065
Consolidated all-in sustaining cost after co-product credits	5,850	8,307
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	$499	$943
Non-sustaining cost- capital expenditure (3)	1,353	1,719
Non-sustaining cost- exploration expenditure (1)	2,305	1,207
Subtotal of non-sustaining costs	3,658	2,926
Total all-in cost after co-product credits	9,508	11,233
Total all-in cost after co-product credits per AuEq oz sold	$811	$1,275

(1)	Refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Operations
(2)	Refer to Item 1. Financial Statements: Note 3 - Revenue.
(3)	Sum of, refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Cash Flows

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2021				2022
	Q1	Q2	Q3	Q4	Q1
Operating Data
Total tonnes milled	138,980	129,590	98,010	135,398	136,844
Average Grade
Gold (g/t)	1.68	1.93	2.68	1.93	3.00
Silver (g/t)	72	77	91	82	81
Copper (%)	0.43	0.36	0.37	0.38	0.41
Lead (%)	1.70	1.63	2.29	2.17	1.97
Zinc (%)	4.29	3.64	4.79	4.77	4.89
Metal production (before payable metal deductions)
Gold (ozs.)	6,097	6,555	6,933	6,853	11,187
Silver (ozs.)	307,610	295,979	265,829	330,873	332,292
Copper (tonnes)	441	368	284	413	431
Lead (tonnes)	1,737	1,654	1,808	2,345	2,073
Zinc (tonnes)	4,377	3,683	3,920	5,349	5,562
Metal produced and sold
Gold (ozs.)	5,019	5,697	5,809	6,119	8,381
Silver (ozs.)	253,061	270,321	255,394	287,805	265,407
Copper (tonnes)	382	365	268	405	408
Lead (tonnes)	1,176	1,214	1,550	2,059	1,639
Zinc (tonnes)	3,134	3,193	3,059	4,167	4,359
Average metal prices realized
Gold ($ per oz.)	$ 1,787	$ 1,822	$ 1,762	$ 1,811	$ 1,898
Silver ($ per oz.)	$ 26.77	$ 26.88	$ 23.19	$ 23.51	$ 23.94
Copper ($ per tonne)	$ 8,873	$ 10,375	$ 9,092	$ 9,768	$ 10,144
Lead ($ per tonne)	$ 2,082	$ 2,162	$ 2,397	$ 2,339	$ 2,347
Zinc ($ per tonne)	$ 2,797	$ 2,945	$ 3,032	$ 3,466	$ 3,842
Precious metal gold equivalent ounces sold
Gold Ounces	5,019	5,697	5,809	6,119	8,381
Gold Equivalent Ounces from Silver	3,791	3,999	3,356	3,736	3,348
Total AuEq oz	8,810	9,696	9,165	9,855	11,729
Financial Data ($'s in thousands except for per ounce)
Total sales, net	$ 27,268	$ 30,836	$ 29,029	$ 38,063	$ 45,417
Earnings from mining operations before depreciation and amortization	11,974	11,259	11,766	17,744	25,281
Total cash cost after co-product credits per AuEq oz sold	408	713	466	73	(121)
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	937	1,280	1,031	451	499
Production Costs	15,243	19,523	17,216	20,252	20,074
Production Costs/Tonnes Milled	110	151	176	150	147
Earnings before interest, taxes, depreciation and amortization	8,520	7,413	7,402	10,304	15,328
Operating Cash Flows	6,831	9,298	5,743	12,911	4,230
Net income	2,527	1,283	1,529	2,689	4,019
Earnings per share - basic	$ 0.03	$ 0.02	$ 0.02	$ 0.03	$ 0.05

Liquidity and Capital Resources

As of March 31, 2022, the working capital of $32.4 million, consists of current assets of $60.7 million and current liabilities of $28.3 million. This represents a 10% or $3.0 million increase from the working capital balance of $29.3 million at December 31, 2021. The primary factors influencing the increase in our working capital was cash provided by operating activities of $4.2 million, offset by $5.4 million of cash used in investing activities and liabilities related to the zinc zero cost collar. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes, and shareholder dividends. We believe that as a result of our cash

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

balances, the performance of our current and expected operations, and current metals prices, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the Back Forty Project securing project financing and achieving commercial production. We are currently preparing a feasibility study at our Back Forty Project with the goal of commencing commercial production in 2025. Depending on the capital requirements, project financing is currently expected for 2023 or 2024.

Cash and cash equivalents as of March 31, 2022 decreased to $31.2 million from $33.7 million as of December 31, 2021, a net decrease in cash of $2.5 million. The decrease is primarily due to cash from operations which was offset by cash spent on capital and exploration expenditures at DDGM and at the Back Forty Project.

Of the $31.2 million cash balance as of March 31, 2022, $26.7 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has provided excess cash for U.S. operations and projects.

Net cash provided by operating activities for the three months ended March 31, 2022 was $4.2 million compared to $6.8 million for the same period in 2021. The decrease is primarily due to change in working capital.

Net cash used in investing activities of $5.4 million for the three months ended March 31, 2022 increased by $0.5 million from the same period in 2021. The increase is mainly attributable to continued reinvestment in DDGM.

Net cash used in financing activities for the three months ended March 31, 2022 was a net outflow of $1.1 million compared to a net outflow of $0.6 million for same period in 2021. The change is primarily related to higher dividend payment and option exercise settled in cash in Q1 2022.

While COVID-19 has not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time. However, we believe there is sufficient liquidity and capital resources to fund operations and corporate activities for the foreseeable future.

In May 2020, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $200,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “Shelf Registration Statement”). We also entered into an At the Market Offering Agreement with H.C. Wainwright & Co., LLC pursuant to which we may sell shares of our common stock under the Shelf Registration Statement at market prices from time to time. However, pursuant to General Instruction I.A.3 of Form S-3, we are not eligible to use the Shelf Registration Statement at this time due to the late filing of a Form 8-K including the historical financial statements related to our acquisition of Aquila Resources. Based on our current cash balances and the anticipated performance of our current and expected operations, we do not currently expect that the unavailability of our Shelf Registration Statement or our inability to utilize the ATM Agreement will have a material impact on our liquidity

Accounting Developments

For a discussion of Recently Adopted and Recently Issued Accounting Pronouncements, please see Note - 2 Recently Adopted Accounting Standards in this Condensed Consolidated Interim Financial Statements and Notes.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico and in Michigan, USA for development and exploration activities;
●	The anticipated beneficial impacts of the recently constructed dry stack tailings facility;
●	The expected completion dates for the Back Forty feasibility study, permitting, and detailed engineering;
●	Our estimated timing for completion of project financing and commencement of production at the Back Forty Project;
●	Expectations regarding gold recoveries upon completion of the DDGM gold regrind circuit;
●	Our 2022 guidance for payable production, cash costs per ounce after co-product credits, and all-in sustaining costs per ounce after co-product credits;
●	Expectations regarding 2022 capital investment, exploration spending and general and administrative costs;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources (“Mineral Resources”) and Mineral Reserves (“Mineral Reserves”);
●	The sufficiency of our water rights;
●	Our expectations regarding the future payment of dividends;
●	Anticipated grades from future production;
●	Our ability to locate another customer to purchase our products if the relationship with our existing customers is interrupted; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

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

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as floods, earthquakes, and any other natural disasters;
●	The uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under “Risk Factors”.

Many of these factors are beyond our ability to control or predict. Although we believe that the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of our forward-looking statements. These statements speak only as of the date of this quarterly report on Form 10-Q. Except as required by law, we are not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to us and persons acting on our behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Form 10-Q.

Gold Resource Corporation— Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Commodity Price Risk

The results of our operations, cash flows, and financial condition depend in large part upon the market prices of gold, silver, copper, lead and zinc. Metal prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, the world supply of and demand for gold, silver, and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems, and political developments. The metal price markets have fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We entered into a zinc zero cost collar to protect the selling price for zinc but have not entered into derivative contracts to protect the selling price for gold, silver, copper or lead. We may in the future more actively manage our exposure through additional derivative contracts, although we have no intention of doing so in the near-term.

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

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent we pay costs in currencies other than the U.S. Dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur some costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus materially adversely affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. These fluctuations do not impact our revenues since we sell our metals in U.S. Dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results. Approximately 50% to 60% of expenses are paid in currencies other than the U.S. dollar.

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Gold Resource Corporation

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment delivery to the customer. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment delivery and final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment delivery. Please see Note 14 - Derivatives in this Condensed Consolidated Interim Financial Statements and Notes for additional information.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of March 31, 2022. This evaluation included consideration of the material weakness in internal controls over financial reporting that was identified and disclosed in our annual report on Form 10-K for the year ended December 31, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022. Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this quarterly report, in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Due to the Aquila acquisition at December 10, 2021, management performed review and approval controls related to the balances consolidated into the statement of financial position and statement of operations at December 31, 2021. The Aquila acquisition consisted of multiple complex valuations including the gold and silver stream agreements, the deferred tax liability and land. While multiple layers of approval and reasonableness tests were conducted, management prepared insufficient documentation related to the performance of these review controls to allow the independent registered public

Gold Resource Corporation

accounting firm to reperform the controls. Additionally, due to the timing of the acquisition, it was necessary to perform these review controls in a compressed timeframe, which resulted in an adjustment identified by the independent registered public accounting firm between balance sheet accounts.

Due to the complexity of the acquisition, limited timing from the close of the transaction and the inherent limitation of internal controls over financial reporting, management concluded that our internal control over financial reporting as of December 31, 2021, had a material weakness related to the operating effectiveness of review controls over the accounting for and valuation of acquired assets and liabilities in the application of the acquisition method of accounting for asset acquisitions. All other internal controls over financial reporting as of December 31, 2021 and March 31, 2022 remained effective. Management will continue to evaluate if any additional action is required to further resolve the material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended March 31, 2022, other than those enhancements to documentation discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government through which they demanded the cancellation of several concession titles. The federal government ordered a suspension to prevent work related to excavating, drilling, opening tunnels and exploiting the mineral resources on the surface and subsoil of the concessions named in the injunction. Presently, the Don David Gold Mine does not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 has not progressed to a final ruling.

ITEM 1A: Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2021 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our Form 10-K.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3: Defaults upon Senior Securities

None

ITEM 4: Mine Safety Disclosures

While the Company owns an advanced exploration project in Michigan, USA, the project is not yet subject to the Mine Safety and Health Administration (“MSHA”) jurisdiction and therefore, the mine safety disclosure requirements are not applicable.

ITEM 5: Other Information

None

Gold Resource Corporation

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three months ended March 31, 2022, formatted in inline XBRL: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

Gold Resource Corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: May 9, 2022		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: May 9, 2022		/s/ Kimberly C. Perry
	By:	Kimberly C. Perry,
Chief Financial Officer

Gold Resource Corporation