Form 10-Q
period 2022-06-30
GOLD RESOURCE CORP
filed 2022-07-28
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,372,692 shares of common stock outstanding as of July 26, 2022.

GOLD RESOURCE CORPORATION

FORM 10-Q

SECOND QUARTER 2022 HIGHLIGHTS

Highlights for the three months ended June 30, 2022 are summarized below and discussed further in our Management’s Discussion and Analysis:

Strategic

●	For the eighth consecutive year, the Don David Gold Mine (“DDGM”) earned the prestigious Empresa Socialmente Responsable (“ESR”) award from the Mexican Center for Philanthropy (CEMEFI). Awards are given to organizations who demonstrate a commitment to supporting social and environmental protection programs within their local communities.
●	During the quarter, the Company continued to process tailings material from a nearby community in an effort to ensure the proper environmental treatment and storage of the material.
●	In a continuous effort to strengthen the senior leadership team, Patrick Frenette was hired as Vice President, Technical Services and Steve Donohue was seconded as Vice President, Environmental and Regulatory Affairs (Michigan) to further derisk the delivery of the optimized feasibility study and permit applications for the Back Forty Project.
●	The Company’s Annual Meeting of Shareholders was held in person on May 19, 2022. During the meeting, shareholders approved the current five Directors to serve another annual term and ratified the appointment of BDO USA, LLP as the independent auditor for the fiscal year ending December 31, 2022.
●	$0.9 million was distributed in shareholder dividends this quarter, totaling over $121 million since 2010.

Operational

●	Three lost time incidents occurred during the quarter. The incidents were thoroughly investigated, and the appropriate actions were taken.
●	The Don David Gold Mine produced and sold a total of 11,475 gold equivalent ounces, comprising 8,746 gold ounces and 231,622 silver ounces at an average price per ounce of $1,874 and $22, respectively.
●	Exploration continued to focus on infill drilling with encouraging results from the Arista vein system. The step-out resource expansion drilling is ongoing. Sampling programs at the Alta Gracia and Chamizo projects have begun.
●	The feasibility study work for the Back Forty Project in Michigan, USA progressed during Q2 2022 with completion expected in the second half of this year, followed by permit applications being submitted with state agencies in Michigan.

Financial

●	Our balance sheet remains strong with $33.3 million in cash as of June 30, 2022, a decrease of $0.4 million since December 31, 2021, after investing $15.7 million in capital and exploration expenditures. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2022 Capital and Exploration Investment Summary below for details.)
●	Year-to-date cash flow from operating activities was $12.2 million.
●	Net income was $2.7 million or $0.03 earnings per share for the quarter.
●	Working capital was $37.1 million as of June 30, 2022, $7.8 million higher than as of December 31, 2021. The increase is primarily due to a decrease in the liability related to the zinc zero cost collar.
●	Total cash cost for the quarter was $247 per gold equivalent (“AuEq”) ounce (after co-product credits) and total all-in sustaining cost for the quarter was $799 per AuEq ounce (after co-product credits). Both non-GAAP measures were favorably impacted by higher co-product credits for base metals sold. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures.)

Gold Resource Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		June 30,	December 31,
	Note	2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$33,335	$33,712
Accounts receivable, net		6,277	8,672
Inventories, net	4	12,506	10,361
Promissory note	6	4,041	3,885
Prepaid expenses and other current assets	7	3,992	2,285
Zinc zero cost collar	17	275	-
Total current assets		60,426	58,915
Property, plant and mine development, net	8	152,777	156,771
Other non-current assets		403	76
Total assets		$213,606	$215,762
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$11,742	$13,308
Income taxes payable, net		3,021	6,801
Mining royalty taxes payable, net		3,021	2,975
Zinc zero cost collar	17	-	1,844
Accrued expenses and other current liabilities	9	5,589	4,731
Total current liabilities		23,373	29,659
Reclamation and remediation liabilities	11	3,258	3,112
Gold and silver stream agreements	10	42,987	42,560
Deferred tax liabilities, net	5	11,757	13,126
Contingent consideration	12	4,293	4,603
Other non-current liabilities	9	1,936	1,952
Total liabilities		87,604	95,012
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,372,692 and 88,338,774 shares outstanding at June 30, 2022 and December 31, 2021, respectively		89	89
Additional paid-in capital		110,480	110,153
Retained earnings		22,488	17,563
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		126,002	120,750
Total liabilities and shareholders' equity		$213,606	$215,762

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the six months ended
		June 30,		June 30,
	Note	2022	2021	2022	2021

Sales, net	3	$37,064	$30,836	$82,481	$58,104
Cost of sales:
Production costs		21,722	19,523	41,796	34,766
Depreciation and amortization		7,262	4,379	13,220	7,778
Reclamation and remediation		61	54	123	105
Total cost of sales		29,045	23,956	55,139	42,649
Mine gross profit		8,019	6,880	27,342	15,455
Costs and expenses:
General and administrative expenses		1,920	2,134	3,819	3,715
Exploration expenses		2,837	648	5,142	1,855
Restructuring expenses		-	-	-	496
Stock-based compensation	16	393	197	1,167	681
Realized and unrealized (gain) loss on zinc zero cost collar	17	(3,799)	-	338	-
Other expense, net	18	214	867	1,052	553
Total costs and expenses		1,565	3,846	11,518	7,300
Income before income taxes		6,454	3,034	15,824	8,155
Provision for income taxes	5	3,781	1,751	9,132	4,345
Net income		$2,673	$1,283	$6,692	$3,810
Net income per common share:
Basic and diluted net income per common share	19	$0.03	$0.02	$0.08	$0.05

Weighted average shares outstanding:
Basic	19	88,343,992	74,485,672	88,341,398	74,445,058
Diluted	19	88,791,552	74,987,559	88,646,849	74,868,187

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended June 30, 2022 and 2021
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, March 31, 2021	74,775,604	$75	$84,966	$14,436	$(5,884)	$(1,171)	$92,422
Stock-based compensation	-	-	205	-	-	-	205
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Dividends declared	-	-	-	(745)	-	-	(745)
Spin-off of Fortitude Gold Corporation	-	-	-	-	-	-	-
Issuance of stock, net of issuance costs	-	-	-	-	-	-	-
Net income	-	-	-	1,283	-	-	1,283
Balance, June 30, 2021	74,868,322	$75	$85,269	$14,974	$(5,884)	$(1,171)	$93,263

Balance, March 31, 2022	88,675,172	$89	$109,982	$20,699	$(5,884)	$(1,171)	$123,715
Stock-based compensation	-	-	507	-	-	-	507
Net stock options exercised	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	38,503	-	-	-	-	-	-
Dividends declared	-	-	-	(884)	-	-	(884)
Issuance of stock, net of issuance costs	-	-	-	-	-	-	-
Surrender of stock for taxes due on vesting	(4,585)	-	(9)	-	-	-	(9)
Net income	-	-	-	2,673	-	-	2,673
Balance, June 30, 2022	88,709,090	$89	$110,480	$22,488	$(5,884)	$(1,171)	$126,002

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the six months ended June 30, 2022 and 2021
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538
Stock-based compensation	-	-	346	-	-	-	346
Net stock options exercised	217,718	-	263	-	-	-	263
Common stock issued for vested restricted stock units	2,614	-	-	-	-	-	-
Dividends declared	-	-	-	(1,489)	-	-	(1,489)
Surrender of stock for taxes due on vesting	(65,366)	-	(205)	-	-	-	(205)
Net income	-	-	-	3,810	-	-	3,810
Balance, June 30, 2021	74,868,322	$75	$85,269	$14,974	$(5,884)	$(1,171)	$93,263

Balance, December 31, 2021	88,675,172	$89	$110,153	$17,563	$(5,884)	$(1,171)	$120,750
Stock-based compensation	-	-	667	-	-	-	667
Stock options exercised - settled in cash	-	-	(331)	-	-	-	(331)
Common stock issued for vested restricted stock units	38,503	-	-	-	-	-	-
Dividends declared	-	-	-	(1,767)	-	-	(1,767)
Surrender of stock for taxes due on vesting	(4,585)	-	(9)	-	-	-	(9)
Net income	-	-	-	6,692	-	-	6,692
Balance, June 30, 2022	88,709,090	$89	$110,480	$22,488	$(5,884)	$(1,171)	$126,002

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the six months ended June 30,
	Note	2022	2021
Cash flows from operating activities:
Net income		$6,692	$3,810
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax benefit		(1,198)	(699)
Depreciation and amortization, including amortization in reclamation		13,294	7,855
Stock-based compensation		1,167	681
Other operating adjustments	21	(1,827)	441
Changes in operating assets and liabilities:
Accounts receivable		2,395	(916)
Inventories		(1,688)	(391)
Prepaid expenses and other current assets		(1,829)	(1,015)
Accounts payable and other accrued liabilities		(943)	3,254
Mining royalty and income taxes payable, net		(3,857)	3,109
Net cash provided by operating activities		12,206	16,129

Cash flows from investing activities:
Capital expenditures		(10,518)	(9,333)
Proceeds from the sale of gold and silver rounds		533	-
Net cash used in investing activities		(9,985)	(9,333)

Cash flows from financing activities:
Proceeds (for) from the exercise of stock options		(376)	263
Dividends paid		(1,767)	(1,737)
Other financing activities		-	3
Net cash used in financing activities		(2,143)	(1,471)
Effect of exchange rate changes on cash and cash equivalents		(455)	(195)

Net (decrease) increase in cash and cash equivalents		(377)	5,130
Cash and cash equivalents at beginning of period		33,712	25,405
Cash and cash equivalents at end of period		$33,335	$30,535

Supplemental Cash Flow Information
Interest expense paid		$-	$-
Income and mining taxes paid		$15,972	$2,233
Non-cash investing activities:
Change in capital expenditures in accounts payable		$(1,094)	$502
Change in estimate for asset retirement costs		$-	$7

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2022
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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Doré sales, net
Gold	$2,484	$2,695	$3,728	$5,182
Silver	57	228	77	605
Less: Refining charges	(10)	(20)	(17)	(91)
Total doré sales, net	2,531	2,903	3,788	5,696
Concentrate sales
Gold	13,850	7,671	28,391	14,195
Silver	5,146	6,951	11,231	13,264
Copper	2,708	3,714	6,805	7,100
Lead	3,768	2,595	7,595	5,000
Zinc	14,352	9,240	30,669	18,006
Less: Treatment and refining charges	(3,127)	(2,907)	(5,868)	(5,791)
Total concentrate sales, net	36,697	27,264	78,823	51,774
Realized gain - embedded derivative, net(1)	1,160	359	2,026	450
Unrealized gain (loss) - embedded derivative, net	(3,324)	310	(2,156)	184
Total sales, net	$37,064	$30,836	$82,481	$58,104

(1)	Copper, lead, and zinc are co-products. In the Realized gain - embedded derivative, net, there are $1.2 million and $1.7 million gain, respectively, related to these co-products for the three and six months ended June 30, 2022. There is $0.3 million in the Realized gain - embedded derivative, net, related to the co-products for both the three and six months ended June 30, 2021.

4. Inventories, net

At June 30, 2022 and December 31, 2021, inventories, net, consisted of the following:

	As of	As of
	June 30,	December 31,
	2022	2021

	(in thousands)
Stockpiles - underground mine	$61	$-
Concentrates	2,986	2,048
Doré, net	800	452
Subtotal - product inventories	3,847	2,500
Materials and supplies (1)	8,659	7,861
Total	$12,506	$10,361
(1)	Net of reserve for obsolescence of $384 as of June 30, 2022 and December 31, 2021.

5. Income Taxes

The Company recorded an income tax expense of $3.8 million and $9.1 million, respectively, for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the Company recorded an income tax expense of $1.8 million and $4.3 million, respectively. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

federal level, the Company’s income in the U.S. is taxed at 21%, and a 5% withholding tax applies to dividends received from Mexico. The Mexico income is taxed at 37.5% (30% income tax and 7.5% mining tax), and Canada income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. jurisdiction does not currently generate taxable income.

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

On January 1, 2022, the 2022 Tax Reform became effective in Mexico, which included several amendments to the Income Tax Law relevant to tax deductions. For 2022, a depreciation rate of 5% per year was established for construction of facilities, additions, repairs, improvements, adaptations, as well as any other construction performed in a mining lot, in accordance with Article 12 of the Mining Law.

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

As of June 30, 2022, the Company believes that it has no liability for uncertain tax positions.

6. Promissory Note

A promissory note was acquired in the Aquila Resources, Inc. (“Aquila”) acquisition. In October 2021, Aquila sold its Wisconsin assets to Green Light Metals in return for a Canadian dollar (“C$”) 4.9 million ($3.9 million) promissory note. In June, an amended agreement was executed. Under the amended promissory note, Green Light Metals is to deliver C$4.9 million in Green Light Metal common shares once Green Light Metals goes public, or private shares of Green Light Metals at the maturity date of December 31, 2022, whichever occurs first. The shares are expected to represent approximately 20% to 28% of the total outstanding shares of Green Light Metals. Due to the short maturity of the promissory note, the carrying amount approximates the fair value, and likewise, no interest and collateral is required. Until maturity, the Company will record unrealized foreign currency gain or loss on the promissory note.

7. Prepaid Expenses and Other Current Assets

At June 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	As of	As of
	June 30,	December 31,
	2022	2021

	(in thousands)
Advances to suppliers	$1,149	$188
Prepaid insurance	2,414	1,222
Other current assets	429	875
Total	$3,992	$2,285

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

In Mexico value added (“IVA”) tax assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of June 30, 2022, this resulted in a small asset balance ($0.03 million), which is included in Other current assets above.

8. Property, Plant and Mine Development, net

At June 30, 2022 and December 31, 2021, property, plant and mine development, net consisted of the following:

	As of	As of
	June 30,	December 31,
	2022	2021

	(in thousands)
Asset retirement costs	$1,065	$1,065
Construction-in-progress (1)	2,729	15,854
Furniture and office equipment	1,703	1,685
Land	9,230	9,230
Mineral interest	79,543	79,964
Light vehicles and other mobile equipment	2,376	2,224
Machinery and equipment	39,288	33,213
Mill facilities and infrastructure	35,200	24,973
Mine Development	98,900	92,138
Software and licenses	1,631	1,592
Subtotal	271,665	261,938
Accumulated depreciation and amortization	(118,888)	(105,167)
Total	$152,777	$156,771
(1)	Includes accrued capital expenditures of $0.1 million and $1.7 million at June 30, 2022 and December 31, 2021, respectively.

The Company recorded depreciation and amortization expense of $7.3 million and $13.2 million, respectively, for the three and six months ended June 30, 2022 as compared to $4.4 million and $7.8 million, respectively, for the same periods ended June 30, 2021.

9. Accrued Expenses and Other Liabilities

At June 30, 2022 and December 31, 2021, accrued expenses and other liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2022	2021

	(in thousands)
Accrued royalty payments	$2,145	$1,743
Employee profit sharing obligation	2,113	1,888
Other payables	1,331	1,100
Total accrued expenses and other current liabilities	$5,589	$4,731

Accrued non-current labor obligation	$1,105	$920
Deferred stock unit ("DSU") compensation liability	671	206
Other long-term liabilities	160	826
Total other non-current liabilities	$1,936	$1,952

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies are no longer able to source their labor resources used to carry out the core business functions from service entities or third-party providers.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

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

As a result of the legislation, as of June 30, 2022, $2.1 million was recorded for PTU current liabilities. Additionally, $1.1 million is recorded for statutory employee severance benefits in other long-term liabilities.

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Gold and Silver Stream Agreements as of June 30, 2022 and December 31, 2021:

	As of	As of
	June 30,	December 31,
	2022	2021

	(in thousands)
Liability related to the Gold Stream Agreement	$20,459	$20,364
Liability related to the Silver Stream Agreement	22,528	22,196
Total liability	$42,987	$42,560

Periodic interest expense will be incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and an 8% discount rate. Interest expense is recorded to the Consolidated Statements of Operations and the gold and silver stream agreement liability on the Consolidated Balance Sheet.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko Bermuda Limited (“OBL”), a wholly-owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with Osisko, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project which consists of the subsidiaries of Gold Resource Acquisition Sub, Inc., a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of June 30, 2022.

The $20 million received from OBL through June 30, 2022 is shown as a long-term liability on the Consolidated Balance Sheet along with an implied interest. The implied interest rate is applied on OBL advance payments and calculated on the total expected life-of-mine production to be deliverable (as supported in the Back Forty Project Preliminary Economic Assessment) at the five-year average street consensus metal prices (based on the median) evaluated as of December 31, 2021 and is discounted at 8.0%. As the remaining $30 million deposit is subject to the completion of certain milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheet.

Per the terms of the gold stream agreement, OBL will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 ounces of gold (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, OBL will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase silver produced at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as of June 30, 2022. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of June 30, 2022.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through June 30, 2022 is shown as a long-term liability on the Consolidated Balance Sheet along with an implied interest.

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2022 and the year ended December 31, 2021:

	2022	2021

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,833	$1,890
Foreign currency exchange loss (gain)	55	(57)
Reclamation liabilities – balance at end of period	1,888	1,833

Asset retirement obligation – balance at beginning of period	1,279	1,208
Accretion	51	109
Foreign currency exchange loss (gain)	40	(38)
Asset retirement obligation – balance at end of period	1,370	1,279
Total period end balance	$3,258	$3,112

The Company’s undiscounted reclamation liabilities of $1.9 million and $1.8 million as of June 30, 2022 and December 31, 2021, respectively, are related to the Don David Gold Mine in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant & Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant & Mine Development, post 2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of June 30, 2022 and December 31, 2021, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $1.4 million and $1.3 million, respectively.

12. Commitments and Contingencies

Commitments

As of June 30, 2022 and December 31, 2021, the Company has equipment purchase commitments of approximately $0.8 million and $0.4 million, respectively.

Contingent Consideration

With the Aquila acquisition, the Company assumed a contingent consideration related to the December 30, 2013, Aquila acquisition of 100% of the shares of HudBay Michigan Inc. (“HMI”), a subsidiary of HudBay Minerals Inc. (“HudBay”), effectively giving Aquila 100% ownership in the Back Forty Project (the “HMI Acquisition”). Pursuant to the

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

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

The contingent consideration is composed of the following in Canadian dollars:

The value of future installments is based on C$9 million tied to development of the Back Forty project as follows:

a.	C$3 million payable on completion of any form of financing for purposes including the commencement of construction of Back Forty. Up to 50% of the C$3 million can be paid, at the Company’s option, in Gold Resource Corporation shares with the balance payable in cash (if as of November 2023 this milestone has not been achieved or payment made, HMI has the right to repurchase a 51% ownership in the Back Forty Project);
b.	C$2 million payable in cash 90 days after the commencement of commercial production;
c.	C$2 million payable in cash 270 days after the commencement of commercial production, and;
d.	C$2 million payable in cash 450 days after the commencement of commercial production.

The value of the contingent consideration as of June 30, 2022 was $4.3 million. The contingent consideration will be adjusted for the foreign currency translation, time value of money, and the likelihood of the milestone payments. Any future changes in the value of the contingent consideration will be recognized in the Consolidated Statements of Operations.

Other Contingencies

The Company has certain other contingencies resulting from litigation, claims, and other commitments that are subject to a variety of environmental and safety laws and regulations incidents related to the ordinary course of business. The Company currently has no basis to conclude that any or all such contingencies will materially affect its financial position, results of operations, or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by the Company, and there can be no assurance that their ultimate disposition will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

With the successful acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the gold and silver stream agreements with Osisko Bermuda Limited (see Note 10 - Gold and Silver Stream Agreements). Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including by failing to achieve commercial production at an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If it fails to do so, Osisko may be entitled to enforce their remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

13. Shareholders’ Equity

During the three and six months ended June 30, 2022, the Company declared and paid dividends of $0.01 per common share and $0.02 per common share for an aggregate total of $0.9 million and $1.8 million, respectively. During the three and six months ended June 30, 2021, the Company declared dividends of $0.01 per common share and $0.02 per common share, respectively, and paid an aggregate total of $1.0 million and $1.7 million, respectively. As of June 30, 2022, there are 88,372,692 issued and outstanding shares of common stock.

14. Derivatives

Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled shipments. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note - 20 Fair Value Measurement for additional information on the realized and unrealized gain (loss) recorded to adjust accounts receivable and revenue.

The following table summarizes the Company’s unsettled sales contracts at June 30, 2022 with the quantities of metals under contract subject to final pricing occurring through May 2022:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	5,029	158,039	163	1,711	3,553
Average forward price (per ounce or tonne)	$1,845	$21.87	$9,092	$2,157	$3,984
Unsettled sales contracts value (in thousands)	$9,279	$3,456	$1,482	$3,691	$14,155	$32,063

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

As of June 30, 2022, the Company’s derivatives not designated as hedges consist of zinc zero cost collars used to manage its near-term exposure to cash flow variability from zinc price risks. A zero cost collar is a combination of two options: a sold call option and a purchased put option. The Company sold call options to establish the ceiling price of $3,500 per tonne of zinc that the Company will receive for the contracted zinc volume of 3,900 tonnes for July through December 2022. The purchased put establishes the floor price of $3,200 per tonne of zinc that the Company will receive for the same contracted tonnes and period of time.

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Otherwise, any fair value gains or losses are recognized in earnings in the current period. The London Metal Exchange (“LME”) average zinc price during the first half of 2022 exceeded the call option ceiling of $3,318, resulting in a realized loss of $2.5 million for the six months ended June 30, 2022. The zinc price forward curve as of June 30, 2022 is below the call option ceiling, resulting in a $0.3 million asset on the remaining 3,900 tonnes. The asset recognized resulted in an unrealized gain of $2.1 million for the six months ended June 30, 2022 due to the reversal of the prior period liability.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

16. Stock-Based Compensation

The Company’s compensation program comprises three main elements: base salary, an annual short-term incentive plan (“STIP”) cash award, and long-term equity-based incentive compensation (“LTIP”) in the form of performance share units (“PSUs”), restricted stock units (“RSUs”), stock options, and deferred stock units (“DSUs”).

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, performance share units, and performance cash. Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the prior plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

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

DSUs of nil and 214,357 were granted to the Board of Directors during the three and six months ended June 30, 2022, respectively. DSUs of nil and 130,000 were granted to the Board of Directors during the three and six months ended June 30, 2021, respectively. DSUs are redeemable in cash or shares at the earlier of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. The Company may also issue DSUs for directors in lieu of board fees at their request. During the three and six months ended June 30, 2022, respectively, there were 3,352 and 6,708 DSUs granted in lieu of board fees that are also subject to mark-to-market adjustment. Both during the three and six months ended June 30, 2021, respectively, there were 1,960 DSUs granted in lieu of board fees that are also subject to mark-to-market adjustment. As of June 30, 2022 and 2021, the liability balance related to DSUs was $0.6 million and $0.3 million, respectively.

RSUs of 377,076 and 611,681 were granted during the three and six months ended June 30, 2022, respectively. No RSUs were granted during the three and six months ended June 30, 2021. Both during the three and six months ended June 30, 2022, a total of 77,801 RSUs vested, and 33,918 common shares were issued with an intrinsic value and a fair value of $63,935. Both during the three and six months ended June 30, 2021, a total of 2,614 RSUs vested, and 2,614 common shares were issued with an intrinsic value and a fair value of $6,692.

Stock options of nil and 320,816 were granted during the three and six months ended June 30, 2022, respectively. Stock options of nil and 600,000 were granted during the three and six months ended June 30, 2021, respectively. Stock options of nil and 355,000, respectively, were exercised during the three and six months ended June 30, 2022. These exercises were settled in cash. During the three and six months ended June 30, 2021, respectively, stock options to purchase an aggregate of 92,719 and 217,719 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.30 and $1.31 per share.

PSUs of 400,894 and 695,041 were granted during the three and six months ended June 30, 2022, respectively. No PSUs were granted during the three and six months ended June 30, 2021. PSUs cliff vest usually in three years based on the relative total shareholder return of a predetermined peer group and are expected to be settled in cash.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Stock options	$250	$135	$399	$362
Restricted stock units	256	70	304	(16)
Performance stock units	94	-	94	-
Deferred stock units	(207)	(8)	370	335
Total	$393	$197	$1,167	$681

The Company has a short-term incentive plan (“STIP”) for its management team that provides annual cash payable upon achievement of specified performance metrics. As of June 30, 2022 we accrued $0.4 million payable in cash related to the 2022 STIP program.

17. Zinc Zero Cost Collar

During the three and six months ended June 30, 2022 and 2021, the realized and unrealized losses related to the Company’s Zinc Zero Cost Collar are the following:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Realized loss on zinc zero cost collar	$829	$-	$2,457	$-
Unrealized gain on zinc zero cost collar (1)	(4,628)	-	(2,119)	-
Total	$(3,799)	$-	$338	$-

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.

On May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that governs nonexchange traded, over-the-counter, spot, forward and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Please see Note 14 - Derivatives and Note 17 - Zinc Zero Cost Collar for additional information. As of June 30, 2022, the zinc zero cost collar was in an asset position ($0.3 million), while in prior periods we had a liability related to the program.

18. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Unrealized currency exchange loss (1)	$77	$75	$522	$316
Realized currency exchange loss (gain)	30	114	159	(59)
Realized and unrealized loss (gain) from gold and silver rounds, net	8	(34)	(28)	32
Employee benefit obligation (2)	-	700	-	700
Interest on streaming liabilities	134	-	310	-
Other (income) expense	(35)	12	89	(436)
Total	$214	$867	$1,052	$553

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 20 - Fair Value Measurement.
(2)	In year-to-date 2022, Employee benefit obligation of $0.1 million is recorded in production cost rather than in other expense, net. In 2021, the initial Employee benefit obligation due to the Mexico Labor Reform was recorded as other expense.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 2.3 million and 2.6 million shares of common stock at weighted average exercise prices of $4.49 and $6.92 were outstanding as of June 30, 2022 and 2021, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income (in thousands)	$2,673	$1,283	$6,692	$3,810

Denominator:
Basic weighted average shares of common stock outstanding	88,343,992	74,485,672	88,341,398	74,445,058
Dilutive effect of share-based awards	447,560	501,887	305,451	423,129
Diluted weighted average common shares outstanding	88,791,552	74,987,559	88,646,849	74,868,187

Basic and diluted net income per common share	$0.03	$0.02	$0.08	$0.05

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	As of	As of
	June 30,	December 31,	Input Hierarchy Level
	2022	2021

	(in thousands)
Cash and cash equivalents	$33,335	$33,712	Level 1
Accounts receivable, net	$6,277	$8,672	Level 2
Derivative asset - zinc zero cost collar	$275	$-	Level 2
Derivative liability - zinc zero cost collar	$-	$(1,844)	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net includes amounts due to the Company for deliveries of concentrates and doré sold to customers, net of embedded derivatives mark-to-market value of $1.9 million as of June 30, 2022, and nil as of December 31, 2021. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism and are accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date and included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments. Please see Note 14 - Derivatives for additional information.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Interim Statements of Operations as shown in the following table:

		For the three months ended June 30,		For the six months ended June 30,		Statements of Operations Classification
		2022	2021	2022	2021

	Note	(in thousands)
Realized and unrealized derivative gain (loss), net	14	$(2,164)	$669	$(130)	$634	Sales, net
Realized loss on zinc zero cost collar	17	$(829)	$-	$(2,457)	$-	Realized and unrealized loss on zinc zero cost collar
Unrealized loss on zinc zero cost collar	17	$4,628	$-	$2,119	$-	Realized and unrealized loss on zinc zero cost collar

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended June 30, 2022
Realized gain (loss)	$56	$(95)	$(58)	$37	$1,220	$1,160
Unrealized loss	(243)	(164)	(121)	(246)	(2,550)	(3,324)
Total realized/unrealized derivatives, net	$(187)	$(259)	$(179)	$(209)	$(1,330)	$(2,164)

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended June 30, 2021
Realized gain	$21	$87	$62	$30	$159	$359
Unrealized gain (loss)	130	103	(47)	87	37	310
Total realized/unrealized derivatives, net	$151	$190	$15	$117	$196	$669

	Gold	Silver	Copper	Lead	Zinc	Total
For the six months ended June 30, 2022
Realized gain	$182	$154	$(15)	$56	$1,649	$2,026
Unrealized gain	(1)	111	(105)	(199)	(1,962)	(2,156)
Total realized/unrealized derivatives, net	$181	$265	$(120)	$(143)	$(313)	$(130)

	Gold	Silver	Copper	Lead	Zinc	Total
For the six months ended June 30, 2021
Realized (loss) gain	$(23)	$172	$67	$74	$160	$450
Unrealized gain (loss)	30	21	(8)	21	120	184
Total realized/unrealized derivatives, net	$7	$193	$59	$95	$280	$634

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

21. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2022 and 2021 consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Unrealized (gain) loss on gold and silver rounds	$8	$(35)	$(62)	$31
Realized loss on gold and silver rounds	-	1	34	1
Unrealized foreign currency exchange loss	77	75	522	316
Unrealized loss on zinc zero cost collar	(4,628)	-	(2,119)	-
Other	165	60	(202)	93
Total other operating adjustments	$(4,378)	$101	$(1,827)	$441

22. Segment Reporting

As of June 30, 2022, the Company has organized its operations into three geographic regions: Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Consolidated Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of June 30, 2022
Total current assets	$50,771	$4,586	$5,069	$60,426
Total non-current assets	63,224	89,578	378	153,180
Total assets	$113,995	$94,164	$5,447	$213,606
Total current liabilities	20,289	1,738	1,346	23,373
Total non-current liabilities	655	62,758	818	64,231
Total shareholders' equity	93,051	29,668	3,283	126,002
Total liabilities and shareholders' equity	$113,995	$94,164	$5,447	$213,606

As of December 31, 2021
Total current assets	$50,057	$5,528	$3,330	$58,915
Total non-current assets	66,756	90,018	73	156,847
Total assets	$116,813	$95,546	$3,403	$215,762
Total current liabilities	25,833	2,459	1,367	29,659
Total non-current liabilities	1,436	63,438	479	65,353
Total shareholders' equity	89,544	29,649	1,557	120,750
Total liabilities and shareholders' equity	$116,813	$95,546	$3,403	$215,762

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

The following table shows selected information from the Consolidated Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA (1)	Corporate and Other	Consolidated
For the three months ended 2022
Sales, net	$37,064	$-	$-	$37,064
Total mine cost of sales, including depreciation	28,995	33	17	29,045
Exploration expense	810	2,027	-	2,837
Total other costs and expenses, including G&A	(3,568)	121	2,175	(1,272)
Provision for income taxes (benefit)	3,518	-	263	3,781
Net income (loss)	$7,309	$(2,181)	$(2,455)	$2,673

For the three months ended 2021
Sales, net	$30,836	$-	$-	$30,836
Total mine cost of sales, including depreciation	23,956	-	-	23,956
Exploration expense	643	-	5	648
Total other costs and expenses, including G&A	911	-	2,287	3,198
Provision for income taxes (benefit)	1,751	-	-	1,751
Net income (loss)	$3,575	$-	$(2,292)	$1,283

(1)	Michigan, USA was acquired on December 10, 2021, and therefore, there is no information for the three months ended June 30, 2021.

	Oaxaca, Mexico	Michigan, USA (1)	Corporate and Other	Consolidated

For the six months ended June 30, 2022
Sales, net	$82,481	$-	$-	$82,481
Total mine cost of sales, including depreciation	55,089	33	17	55,139
Exploration expense	2,047	3,095	-	5,142
Total other costs and expenses, including G&A	1,124	438	4,814	6,376
Provision for income taxes (benefit)	8,869	-	263	9,132
Net income (loss)	$15,352	$(3,566)	$(5,094)	$6,692

For the six months ended June 30, 2021
Sales, net	$58,104	$-	$-	$58,104
Total mine cost of sales, including depreciation	42,649	-	-	42,649
Exploration expense	1,840	-	15	1,855
Total other costs and expenses, including G&A	533	-	4,912	5,445
Provision for income taxes (benefit)	4,345	-	-	4,345
Net income (loss)	$8,737	$-	$(4,927)	$3,810

(1)	Michigan, USA was acquired on December 10, 2021, and therefore, there is no information for the six months ended June 30, 2021.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and six months ended June 30, 2022 and compares those results with the three and six months ended June 30, 2021. It also analyzes the Company’s financial condition as of June 30, 2022 and compares it to the financial condition as of December 31, 2021. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2021 contained in our annual report on Form 10-K.

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

Overview

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. The Don David Gold Mine currently has six projects with the primary mineral production coming from the Arista underground mine. This mine supplies ore to our processing facilities to produce gold and silver doré and copper, lead, and zinc concentrates which also contain gold and silver. The Back Forty Project, when developed, is expected to produce gold and silver doré and copper and zinc concentrates bearing gold and silver. The current feasibility study work is planned to be completed in the second half of 2022 with permitting to continue into 2023. The Company has formed an integrated project team to optimize the feasibility study, related mine plan, and to ensure a positive long-term impact on the environment and host communities.

Working safely continues to underpin all that we do, with our goal of developing a zero-harm workplace for our employees, the environment, and our local communities. Despite rigorous safety protocols being in place, we had five lost time incidents during the first half of 2022. In 2021, we initiated a Global Health and Safety Directive with an objective to lower first aid, medical aid, lost time accidents, and near misses.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Mine activities during the first half of 2022 included development and ore extraction from the Arista mine. The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Arista Mine
Milled
Tonnes Milled	128,884	126,363	264,685	253,766
Grade
Average Gold Grade (g/t)	2.63	1.91	2.82	1.80
Average Silver Grade (g/t)	64	79	73	78
Average Copper Grade (%)	0.32	0.36	0.37	0.40
Average Lead Grade (%)	1.99	1.63	1.98	1.66
Average Zinc Grade (%)	4.00	3.64	4.46	3.97
Combined
Tonnes Milled (1)	129,099	129,590	265,943	268,570
Tonnes Milled per Day (2)	1,516	1,506	1,553	1,555
Metal production (before payable metal deductions) (3)
Gold (ozs.)	9,317	6,555	20,504	12,652
Silver (ozs.)	249,088	295,979	581,380	603,589
Copper (tonnes)	303	368	734	809
Lead (tonnes)	2,020	1,654	4,093	3,391
Zinc (tonnes)	4,282	3,683	9,844	8,060
(1)	Combined tonnes milled in Q1 and Q2 2021 included 11,577 and 3,227 tonnes from the Open Pit Mine, respectively. The Open Pit Mine is no longer in production. Additionally, Q1 and Q2 2022 combined tonnes milled includes 1,043 and 215 purchased tonnes, respectively, related to an environmental initiative with a local community.
(2)	Based on actual days the mill operated during the period.
(3)	The difference between what we report as “Metal Production” and “Metal Sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals for which we are paid according to the terms of our sales contracts. Differences can also arise from inventory changes related to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in concentrates produced and sold.

Second quarter 2022 compared to second quarter 2021

For the three months ended June 30, 2022, the Don David Gold Mine production totaled 9,317 gold ounces and 249,088 silver ounces, representing a 42% increase in gold production and a 16% decrease in silver production, from the same period in 2021. The change is a direct result of the higher gold grades and lower silver grades processed.

Production Volumes

During the three months ended June 30, 2022, total tonnes milled of 129,099 were in line with the three months ended June 30, 2021.

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

Construction of the tailings filtration plant and dry stack facility were completed in 2021. The dry stack facilities will conserve and recirculate water, eliminate risks related to traditional tailings facilities, accelerate reclamation of certain areas

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

of the open pit mine, and extend the life of the operations. Currently 85% of the tails are sent to the dry stack facility, and the remaining 15% is sent to the underground operations in the form of paste fill for ground support.

Grades & Recoveries

During the three months ended June 30, 2022, the majority of ore processed came from the Arista underground mine with an average gold grade of 2.63 g/t and silver grade of 64 g/t, compared to 1.91 g/t and 79 g/t, respectively, for the same period in 2021. The average gold grade was 38% higher and silver grade 19% lower, consistent with the current year mine plan.

Our base metals average grades during the three months ended June 30, 2022 were 0.32% copper, 1.99% lead, and 4.00% zinc. Lead and zinc grades were 22% and 10% higher, respectively, and copper was 11% lower than the same period in 2021, consistent with the current year mine plan.

Gold and silver recoveries for the three months ended June 30, 2022 were 85.1% and 93.2%, respectively, reflecting a 5.1% and 2.0% increase over the same period in 2021. Gold recoveries have reached design objectives after the installation of the regrind circuit. Copper and lead recoveries for the three months ended June 30, 2022 decreased 9.1% and 2.4%, respectively, compared to the same period in 2021. The decrease in copper recoveries is primarily due to an isolated section of the mine containing high grade gold, which was reporting to the lead concentrate and impacting the overall metallurgy of both the copper and lead concentrates. Zinc recoveries for the three months ended June 30, 2022 were 83.1%, reflecting a 3.7% increase over the same period in 2021.

Year-to-date 2022 compared to year-to-date 2021

For the six months ended June 30, 2022, the Don David Gold Mine production totaled 20,504 gold ounces and 581,380 silver ounces, representing a 62% increase in gold production and a 4% decrease silver production, from the same period in 2021. The change is a direct result of higher gold grades, partially offset by lower silver grades.

Production Volumes

During the six months ended June 30, 2022, total tonnes milled of 265,943 were in line with the six months ended June 30, 2021.

Grades & Recoveries

During the six months ended June 30, 2022, the majority of ore processed came from the Arista underground mine with an average gold grade of 2.82 g/t and silver grade of 73 g/t, compared to 1.80 g/t and 78 g/t, respectively, for the same period in 2021. The average gold grade was 57% higher and silver grade was 6% lower than in the same period in 2021, consistent with the current year mine plan.

Our base metals average grades during six months ended June 30, 2022 were 0.37% copper, 1.98% lead, and 4.46% zinc. Lead and zinc grades were 19% and 12% higher, while copper was 8% lower than the same period in 2021, consistent with the current year mine plan.

Gold and silver recoveries for the six months ended June 30, 2022 were 84.7% and 93.3%, respectively, reflecting a 4.9% and 1.2% increase over the same period in 2021. Gold recoveries have reached design objectives after the installation of the regrind circuit. Copper and lead recoveries for the six months ended June 30, 2022 decreased 5.9% and 2.7%, respectively, compared to the same period in 2021. The decrease in copper recoveries is primarily due to an isolated section of the mine containing high grade gold which was reporting to the lead concentrate and impacting the overall metallurgy of both the copper and lead concentrates. Zinc recoveries for the six months ended June 30, 2022 were 83.5%, reflecting a 4.2% increase over the same period in 2021.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Metal sold
Gold (ozs.)	8,746	5,697	17,127	10,716
Silver (ozs.)	231,622	270,321	497,029	523,382
Copper (tonnes)	286	365	694	747
Lead (tonnes)	1,755	1,214	3,394	2,390
Zinc (tonnes)	3,590	3,193	7,949	6,327
Average metal prices realized (1)
Gold ($ per oz.)	$1,874	$1,822	$1,886	$1,806
Silver ($ per oz.)	$22.05	$26.88	$23.06	$26.83
Copper ($ per tonne)	$9,275	$10,375	$9,786	$9,595
Lead ($ per tonne)	$2,168	$2,162	$2,254	$2,123
Zinc ($ per tonne)	$4,338	$2,945	$4,066	$2,871
Precious metal gold equivalent ounces sold
Gold Ounces	8,746	5,697	17,127	10,716
Gold Equivalent Ounces from Silver	2,729	3,988	6,077	7,775
Total AuEq oz	11,475	9,685	23,204	18,491
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.

Second quarter 2022 compared to second quarter 2021

Metal Sold

During the three months ended June 30, 2022, gold sales of 8,746 ounces, lead sales of 1,755 tonnes, and zinc sales of 3,590 tonnes increased by 54%, 45%, and 12%, respectively, as compared to the same period in 2021. Silver and copper sales decreased by 14% and 22%, respectively, during the three months ended June 30, 2022 compared to the same period in 2021.

Average metal prices realized

During the three months ended June 30, 2022, the average metal prices were $1,874 per ounce for gold, $22.05 per ounce for silver, $9,275 per tonne for copper, $2,168 per tonne for lead, and $4,338 per tonne for zinc. Compared to the same period in 2021, the average metal price for zinc increased by 47%, while the average metal price for silver and copper decreased by 18% and 11%, respectively. The average metal price for gold and lead was in line with the average prices in the same period in 2021.

Year-to-date 2022 compared to year-to-date 2021

Metal Sold

During the six months ended June 30, 2022, gold sales of 17,127 ounces, lead sales of 3,394 tonnes, and zinc sales of 7,949 tonnes increased by 60%, 42%, and 26%, respectively, as compared to the same period in 2021. Silver and copper sales decreased by 5% and 7%, respectively, during the six months ended June 30, 2022 compare to the same period in 2021.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Average metal prices realized

During the six months ended June 30, 2022, the average metal prices were $1,886 per ounce for gold, $23.06 per ounce for silver, $9,786 per tonne for copper, $2,254 per tonne for lead, and $4,066 per tonne for zinc. Compared to the same period in 2021, the average metal price for zinc increased by 42%, while the average metal price for silver decreased by 14%. The average metal prices for gold, lead, and copper were similar to the average prices in the same period in 2021.

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Doré and concentrate sales	$42,365	$33,094	$88,496	$63,352
Less: Treatment and refining charges	(3,137)	(2,927)	(5,885)	(5,882)
Realized/unrealized derivatives, net	(2,164)	669	(130)	634
Sales, net	37,064	30,836	82,481	58,104
Total cost of sales	29,045	23,956	55,139	42,649
Mine gross profit	8,019	6,880	27,342	15,455
Other costs and expenses, including tax:	5,346	5,597	20,650	11,645
Net income	$2,673	$1,283	$6,692	$3,810

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$247	$687	$40	$554
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$799	$1,254	$626	$1,104
Total all-in cost after co-product credits per AuEq oz sold (1)	$1,094	$1,512	$929	$1,397

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures”.

Second quarter 2022 compared to second quarter 2021

Sales, net

DDGM net sales of $37.1 million for the three months ended June 30, 2022 increased by $6.2 million, or 20%, when compared to 2021. The increase in 2022 sales is the result of increased sales volumes and higher realized metal prices outlined in the table above. Gold ounces sold increased significantly in the second quarter of 2022 over 2021 by 3,049 ounces, or 54%.

Total cost of sales

Total cost of sales increased to $29.0 million for the three months ended June 30, 2022 from $24.0 million for the same period in 2021. The $5.0 million increase was primarily related to a $2.9 million increase in depreciation expense and a $2.2 million increase in production costs. Depreciation expense was higher as a result of the reserve base being lower in the units of production calculation, resulting in higher depreciation cost per tonne of ore processed. Production costs of $21.7 million for the three months ended June 30, 2022 are 11% higher than the production costs of $19.5 million for the same period in 2021. The increase is related to $0.5 million increase in consumable goods driven by price increases, $0.5 million increase in royalties expense due to higher sales, $0.9 million increase related to spare parts for heavy equipment repairs, and $0.5 million increase in transportation costs due to a 9% price increase in negotiated transportation cost.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mine Gross Profit

For the three months ended June 30, 2022, mine gross profit increased by 17%, or $1.1 million, compared to the same period in 2021. The increase was primarily due to a 20%, or $6.2 million increase in net sales offset by a 21%, or $5.1 million increase in cost of sales.

Net Income

For the three months ended June 30, 2022, we recorded net income of $2.7 million, as compared to net income of $1.3 million during the same period in 2021. The 108% increase is attributable to the higher mine gross profit discussed above offset by higher other costs and expenses, including taxes discussed below.

Year-to-date 2022 compared to year-to-date 2021

Sales, net

DDGM net sales of $82.5 million for the six months ended June 30, 2022 increased by $24.4 million, or 42%, when compared to the same period in 2021. The increase in 2022 sales is the result of increased sales volumes and higher realized metal prices outlined in the Sales Statistics table above. Gold ounces sold increased significantly in the first half of 2022 over 2021 by 6,411 ounces, or 60%.

Total cost of sales

Total cost of sales increased to $55.1 million for the six months ended June 30, 2022 from $42.6 million for the same period in 2021. The $12.5 million increase was primarily related to a $5.4 million increase in depreciation expense and a $7.0 million increase in production costs. Depreciation expense was higher as a result of the reserve base being lower in the units of production calculation, resulting in higher depreciation cost per tonne of ore processed. Production costs of $41.8 million for the six months ended June 30, 2022 are 20% higher than the production costs of $34.8 million for the same period in 2021. The increase is related to $2.7 million increase in consumable goods driven by price increases, $1.3 million increase in royalties expense due to higher sales, $1.0 million impact related to the Mexico Labor Reform for long-term employee obligations and profit sharing, and $1.6 million increase in transportation costs due to a 9% price increase in negotiated transportation cost.

Mine Gross Profit

For the six months ended June 30, 2022, mine gross profit increased by 77%, or $11.9 million, compared to the same period in 2021. The increase was primarily due to a 42%, or $24.4 million increase in net sales offset by a 29%, or $12.5 million increase in cost of sales.

Net Income

For the six months ended June 30, 2022, we recorded net income of $6.7 million, as compared to net income of $3.8 million during the same period in 2021. The 76% increase is attributable to the higher mine gross profit discussed above offset by higher other costs and expenses, including taxes discussed below.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Costs and Expenses, Including Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	$1,920	$2,134	$3,819	$3,715
DDGM Exploration expenses (1)	810	648	2,047	1,855
Back Forty Project expenses (1)	2,027	-	3,095	-
Restructuring expenses	-	-	-	496
Stock-based compensation	393	197	1,167	681
Realized and unrealized (gain) loss on zinc zero cost collar	(3,799)	-	338	-
Other expense, net	214	867	1,052	553
Total other costs and expenses	1,565	3,846	11,518	7,300
Provision for income taxes	3,781	1,751	9,132	4,345
Total other costs, including taxes	$5,346	$5,597	$20,650	$11,645

(1)	Exploration expenses reported in the Condensed Consolidated Interim Statements of Operations is the sum of the DDGM exploration expenses and the Back Forty Project expenses in this table.

General and administrative expenses – For the three and six months ended June 30, 2022, general and administrative expenses were $1.9 million and $3.8 million, respectively, representing a slight quarterly decrease and a year-to-date increase from the same period of 2021 primarily due to the impact of increased audit fees and consulting services related to finalizing the Aquila acquisition and 2021 fiscal year end audit.

DDGM Exploration expenses – For the three and six months ended June 30, 2022, exploration expenses in DDGM totaled $0.8 million and $2.0 million, respectively, compared to $0.6 million and $1.9 million for the same period in 2021. Exploration activities in Oaxaca, Mexico remained in line with the same period in 2021.

Back Forty Project expenses – For the three and six months ended June 30, 2022, feasibility study and permitting costs, totaled $2.0 million and $3.1 million, respectively. There were no expenses for the Back Forty Project for the same period in 2021. Until a Mineral Reserve and Mineral Resource is defined by Gold Resource Corporation, Back Forty expenditures will continue to be reported as advanced exploration expense.

Stock-based compensation – Stock-based compensation increased by $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2022 compared to the same period in 2021. This increase is mainly due to the equity awarded in March 2022 to Senior Management related to 2021 performance, equity awarded in June 2022 related to Senior Management’s 2022 compensation structure, and DSUs granted in March 2022 to the Board of Directors related to their 2022 compensation structure. Management continues to work with an independent compensation consultant to evaluate the stock-based compensation program.

Realized and unrealized loss on zinc zero cost collar – For the three and six months ended June 30, 2022, respectively, a $3.8 million gain and a $0.3 million loss was recorded related to the zinc zero cost collar. The zinc forward price decreased from $4,244 per tonne as of March 31, 2022 to $3,130 per tonne as of June 30, 2022. This decrease resulted in the $4.4 million liability as of March 31, 2022 turning into a $0.3 million asset as of June 30, 2022. The year-to-date loss of $0.3 million is the result of the year-to-date realized loss of $2.4 million offset by the $2.1 million unrealized gain related to the zero cost collars that will mature July through December 2022.

Other expense, net – For the three and six months ended June 30, 2022, respectively, $0.2 million and $1.1 million of other expense was recorded compared to $0.9 million and $0.6 million other expense during the same period of 2021. The $0.5 million increase in the year-to-date expense is primarily due to a $0.2 million increase in realized and unrealized foreign exchange loss and $0.3 million in interest expense related to the gold and silver stream liabilities assumed with the Aquila acquisition. See Note 18 - Other expense, net for a detailed breakdown.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for income taxes – For the three and six months ended June 30, 2022, respectively, income tax expense increased to $3.8 million and $9.1 million from $1.8 million and $4.3 million from the same period in 2021. The 2022 income tax expense is driven by 108% increase in the three-month and 76% increase in the six-month net income.

Other Non-GAAP Financial Measures

Total cash cost after co-product credits per AuEq oz sold – For the three months ended June 30, 2022, the total cash cost after co-product credits per AuEq oz sold is $247 compared to $687 for the three months ended June 30, 2021. In 2022, total cash cost per ounce is lower due to the higher amount of co-product credits we received related to the higher base metal prices realized and the 18% increase in total number of gold equivalent ounces sold in the quarter.

For the six months ended June 30, 2022, the total cash cost after co-product credits per AuEq oz sold is $40 compared to $554 for the same period in 2021. In 2022, total cash cost per ounce is lower due to the higher amount of co-product credits we received related to the higher base metal prices realized and the 25% increase in total number of gold equivalent ounces sold in the quarter.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold – For the three months ended June 30, 2022, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $799 compared to $1,254 for the same period in 2021. The decrease is directly related to the lower cash costs per ounce discussed above offset by higher sustaining capital expenditures and stock-based compensation.

For the six months ended June 30, 2022, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $626 compared to $1,104 for the same period in 2021. The decrease is directly related to the lower cash costs per ounce discussed above offset by higher sustaining capital expenditures and stock-based compensation.

Total all-in cost after co-product credits per AuEq oz sold – For the three months ended June 30, 2022, the total all-in cost after co-product credits per AuEq oz sold was $1,094 compared to $1,512 for the same period in 2021. The decrease is due to the lower all-in sustaining costs discussed above offset by higher exploration expense related to advancing the Back Forty feasibility study work and permitting activities.

For the six months ended June 30, 2022, the total all-in cost after co-product credits per AuEq oz sold was $929 compared to $1,397 for the same period in 2021. The decrease is due to the lower all-in sustaining costs discussed above offset by higher exploration expense related to advancing the Back Forty feasibility study work and permitting activities.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures.”

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 Capital and Exploration Investment Summary

		For the six months ended June 30, 2022	2022 full year guidance
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$3,168	$8.5 - 9.5 million
Infill Drilling and Exploration Development	Capital	4,040	7.0 - 7.5 million
Other Sustaining Capital	Capital	1,416	4.0 - 4.5 million
Subtotal of Sustaining Investments:		8,624
Growth Investments:
DDGM growth:
Gold Regrind	Capital	745	-
Dry Stack Completion	Capital	1,149	-
Surface Exploration / Other	Exploration	935	2.5 - 3.0 million
Underground Exploration Drilling	Exploration	1,112	3.0 - 3.5 million
Back Forty growth:
Back Forty Feasibility Study & Permits	Exploration	3,095	8.0-9.0 million
Subtotal of Growth Investments:		7,036
Total Capital and Exploration:		$15,660	$33.0 - 37.0 million

The Company’s investment in Mexico continued in Q2 2022 totaling $12.6 million year-to-date. Our investment in Mexico is focused on favorably impacting our environment, social and governance programs while creating operational efficiencies and longevity. Year-to-date at the Back Forty Project, $3.1 million has been invested in feasibility and permitting initiatives.

Gold Regrind Project: Zinc tailings are being reground and leached to produce doré bars. Gold recovery is expected to continue to increase, and we have seen an approximate 5% increase in the gold recovery since the same period in 2021. Completion and commissioning were finalized in Q2 2022. A total of $1.8 million was invested in this project, $1.1 million in 2021.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dry Stack Tailings Project: Construction of the tailings filtration plant and dry stack facility were completed in 2021. During the first half of 2022, work continued to optimize the operations of the filtration plant. Currently 85% of the tails are sent to the dry stack facility, and the remaining 15% is sent to the underground operations in the form of paste fill for ground support. The dry stack facilities will conserve and recirculate water, eliminate risks related to traditional tailings facilities, accelerate reclamation of certain areas of the open pit mine, and extend the life of the operations. As of June 30, 2022, a total of $15.1 million has been invested in this project, $14.0 million through 2021.

Dry Stack Area

Underground and Exploration Development: Mine development during the quarter included ramps and accesses to different areas of the deposit, vertical shafts, and exploration development drifts. A total of 2,346 meters of development, at a cost of $5.3 million (1,252 meters at a cost of $2.9 million in Q2), was completed during the first half of 2022. For the first half of 2022, underground mine development was $3.2 million and exploration development was $2.1 million (included in Infill Drilling and Exploration Development in the table above). We plan to invest a total of $8.5 million to $9.5 million in underground development and an additional $4.0 million to $4.5 million in exploration development in 2022.

Back Forty Feasibility and Permitting: Work on the optimized feasibility study progressed during Q2 2022. Current initiatives are focused on mine planning and process plant design. Environmental considerations are a key factor in the overall site layout and infrastructure decisions being made. The feasibility study work for the Back Forty Project in Michigan, USA progressed during Q2 2022 with completion expected in the second half of this year, followed by permit applications being submitted with state agencies in Michigan.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 DDGM Exploration Updates

Our portfolio of properties that make up our Don David Gold Mine are located along a 55 kilometer trend of the San Jose structural corridor in the Sierra Madre Sur mountain range. This structural corridor trends north 70 degrees west and spans three historic mining districts within Oaxaca. Exploration activity continues on several properties with a goal to define priority drill targets, demonstrating our commitment to long-term investment in Oaxaca, Mexico. Exploration drilling during the first half of 2022 focused on priority targets at the Arista mine that could add to future Mineral Reserves and Mineral Resource.

Underground exploration drilling is ongoing from various locations within the Arista mine: 1) to continue testing of the Three Sisters Zone, as well as other new vein targets and 2) to further define and expand the reserves and resources of the current vein systems in production. During the quarter, we completed 5 exploration drill holes (2,890 meters) and 34 infill drill holes (4,404 meters).

●	Infill drilling continued to focus on the Arista vein system up- and down-dip of existing workings. Additional drilling in the Switchback system was initiated. Infill drilling continues to confirm zones of high grade mineralization within the resource model as well as additional mineralized structures outside existing models.
●	Exploration drilling continued to test expansion of the Switchback system which extends for over a kilometer along strike and remains open in both directions as well as up- and down-dip.
●	Exploration drilling was focused on the southeastern extension of Switchback, with some drilling in the zone between the Arista and Switchback systems and to the south of the Three Sisters system.

During the second quarter of 2022, advances on underground exploration development headings continued. These will enable further expansion and infill drilling to be undertaken in the second half of the year at both the Switchback and Arista vein systems.

Surface exploration programs targeted two areas in the Alta Gracia mining district, including a soil sampling program on the Fundición prospect within the Alta Gracia project. Mapping and rock chip sampling was initiated in the Chamizo project area to the northwest of the Alta Gracia mine.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Reconciliations to U.S. GAAP

The following table summarizes the Company’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except per oz)
Precious metal gold equivalent ounces sold (oz)	11,475	9,685	23,204	18,491
Total production (1)	$21,722	$19,523	$41,796	$34,766
Treatment and refining charges (2)	3,137	2,927	5,885	5,882
Co-product credits (2)	(22,027)	(15,800)	(46,759)	(30,407)
Total cash cost after co-product credits	2,832	6,650	922	10,241
Total cash cost after co-product credits per AuEq oz sold	$247	$687	$40	$554
Sustaining - capitalized expenditure (3)	4,028	1,611	8,624	4,212
Sustaining - Exploration Expenditure (3)	-	1,557	-	1,557
Subtotal of DDGM sustaining costs	4,028	3,168	8,624	5,769
DDGM all-in sustaining cost after co-product credits per AuEq oz sold	598	1,014	$411	$866
Sustaining - general and administrative, including stock-based compensation expenses	2,313	2,331	4,986	4,396
Consolidated all-in sustaining cost after co-product credits	9,173	12,149	14,532	20,406
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	$799	$1,254	$626	$1,104
Non-sustaining cost- capital expenditure (3)	541	1,845	1,894	3,564
Non-sustaining cost- exploration expenditure (1)	2,837	648	5,142	1,855
Subtotal of non-sustaining costs	3,378	2,493	7,036	5,419
Total all-in cost after co-product credits	12,551	14,642	21,568	25,825
Total all-in cost after co-product credits per AuEq oz sold	$1,094	$1,512	$929	$1,397

(1)	Refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Operations
(2)	Refer to Item 1. Financial Statements: Note 3 - Revenue. The prior year (2021) Co-product credits were adjusted to include realized embedded derivatives.
(3)	Sum of, refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Cash Flows

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2021				2022
	Q1	Q2	Q3	Q4	Q1	Q2
Operating Data
Total tonnes milled	138,980	129,590	98,010	135,398	136,844	129,099
Average Grade
Gold (g/t)	1.68	1.93	2.68	1.93	3.00	2.63
Silver (g/t)	72	77	91	82	81	64
Copper (%)	0.43	0.36	0.37	0.38	0.41	0.32
Lead (%)	1.70	1.63	2.29	2.17	1.97	1.99
Zinc (%)	4.29	3.64	4.79	4.77	4.89	4.00
Metal production (before payable metal deductions)
Gold (ozs.)	6,097	6,555	6,933	6,853	11,187	9,317
Silver (ozs.)	307,610	295,979	265,829	330,873	332,292	249,088
Copper (tonnes)	441	368	284	413	431	303
Lead (tonnes)	1,737	1,654	1,808	2,345	2,073	2,020
Zinc (tonnes)	4,377	3,683	3,920	5,349	5,562	4,282
Metal produced and sold
Gold (ozs.)	5,019	5,697	5,809	6,119	8,381	8,746
Silver (ozs.)	253,061	270,321	255,394	287,805	265,407	231,622
Copper (tonnes)	382	365	268	405	408	286
Lead (tonnes)	1,176	1,214	1,550	2,059	1,639	1,755
Zinc (tonnes)	3,134	3,193	3,059	4,167	4,359	3,590
Average metal prices realized
Gold ($ per oz.)	$ 1,787	$ 1,822	$ 1,762	$ 1,811	$ 1,898	$ 1,874
Silver ($ per oz.)	$ 26.77	$ 26.88	$ 23.19	$ 23.51	$ 23.94	$ 22.05
Copper ($ per tonne)	$ 8,873	$ 10,375	$ 9,092	$ 9,768	$ 10,144	$ 9,275
Lead ($ per tonne)	$ 2,082	$ 2,162	$ 2,397	$ 2,339	$ 2,347	$ 2,168
Zinc ($ per tonne)	$ 2,797	$ 2,945	$ 3,032	$ 3,466	$ 3,842	$ 4,338
Precious metal gold equivalent ounces sold
Gold Ounces	5,019	5,697	5,809	6,119	8,381	8,746
Gold Equivalent Ounces from Silver	3,791	3,999	3,356	3,736	3,348	2,729
Total AuEq oz	8,810	9,696	9,165	9,855	11,729	11,475
Financial Data ($'s in thousands except for per ounce)
Total sales, net	$ 27,268	$ 30,836	$ 29,029	$ 38,063	$ 45,417	$ 37,064
Earnings from mining operations before depreciation and amortization	11,974	11,259	11,766	17,744	25,281	15,281
Total cash cost after co-product credits per AuEq oz sold	408	713	466	73	(121)	247
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	937	1,280	1,031	451	499	799
Production Costs	15,243	19,523	17,216	20,252	20,074	21,722
Production Costs/Tonnes Milled	110	151	176	150	147	168
Earnings before interest, taxes, depreciation and amortization	8,520	7,413	7,402	10,304	15,328	13,716
Operating Cash Flows	6,831	9,298	5,743	12,911	4,230	7,976
Net income	2,527	1,283	1,529	2,689	4,019	2,673
Earnings per share - basic	$ 0.03	$ 0.02	$ 0.02	$ 0.03	$ 0.05	$ 0.03

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2022, the working capital of $37.1 million, consists of current assets of $60.4 million and current liabilities of $23.4 million. This represents a 27% or $7.8 million increase from the working capital balance of $29.3 million as of December 31, 2021. The primary factors influencing the increase in our working capital was a decrease in the liability related to the zinc zero cost collar, as well as the cash provided by operating activities of $12.2 million, offset by $10.0 million of cash used in investing activities as reported in the Condensed Consolidated Interim Statements of Cash Flows. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes, and shareholder dividends. We believe that as a result of our cash balances, the performance of our current and expected operations, and current metals prices, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the approval of the Back Forty Project by the Board of Directors and securing project financing. Project financing would be required no earlier than 2024.

Cash and cash equivalents as of June 30, 2022 decreased to $33.3 million from $33.7 million as of December 31, 2021, a net decrease in cash of $0.4 million. The decrease is primarily due to cash from operations which was offset by cash spent on capital and exploration expenditures at DDGM and at the Back Forty Project.

Of the $33.3 million cash balance as of June 30, 2022, $28.4 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has provided excess cash for U.S. operations and projects.

Net cash provided by operating activities for the six months ended June 30, 2022 was $12.2 million compared to $16.1 million for the same period in 2021. The decrease is primarily due to change in working capital.

Net cash used in investing activities of $10.0 million for the six months ended June 30, 2022 increased by $0.7 million from the same period in 2021. The increase is mainly attributable to continued reinvestment in DDGM, offset by $0.5 million cash received for the sale of gold rounds related to the discontinued physical dividend program.

Net cash used in financing activities for six months ended June 30, 2022 was a net outflow of $2.1 million compared to a net outflow of $1.5 million for same period in 2021. The change is primarily related to higher dividend payment and option exercise settled in cash in Q1 2022.

While COVID-19 has not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time. However, we believe there is sufficient liquidity and capital resources to fund operations and corporate activities for the foreseeable future.

In May 2020, we filed a universal shelf registration statement with the SEC on Form S-3 for the proposed offering from time to time of up to $200,000,000 of our securities, including common stock, preferred stock, and/or warrants (the “Shelf Registration Statement”). We also entered into an At the Market Offering Agreement with H.C. Wainwright & Co., LLC pursuant to which we may sell shares of our common stock under the Shelf Registration Statement at market prices from time to time. However, pursuant to General Instruction I.A.3 of Form S-3, we are not eligible to use the Shelf Registration Statement until the 2022 Form 10-K is filed in 2023 due to the late filing of a Form 8-K including the historical financial statements related to our acquisition of Aquila Resources. Based on our current cash balances and the anticipated performance of our current and expected operations, we do not currently expect that the unavailability of our Shelf Registration Statement or our inability to utilize the ATM Agreement will have a material impact on our liquidity.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico and in Michigan, USA for development and exploration activities;
●	The anticipated beneficial impacts of the recently constructed dry stack tailings facility;
●	The expected completion dates for the Back Forty feasibility study, permitting, detailed engineering, and project financing;
●	Our estimated timing for completion of project financing and commencement of production at the Back Forty Project;
●	Expectations regarding gold recoveries upon completion of the DDGM gold regrind circuit;
●	Expectations regarding 2022 capital investment, exploration spending and general and administrative costs;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources (“Mineral Resources”) and Mineral Reserves (“Mineral Reserves”);
●	Our expectations regarding the future payment of dividends;
●	Anticipated grades from future production; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including the rate of inflation and the impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as floods, earthquakes, and any other natural disasters;
●	The inherent uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under “Risk Factors”.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Commodity Price Risk

The results of our operations, cash flows, and financial condition depend in large part upon the market prices of gold, silver, copper, lead, and zinc. Metal prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, the world supply of and demand for gold, silver, and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems, and political developments. The metal price markets have fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We entered into a zinc zero cost collar to protect the selling price for zinc but have not entered into derivative contracts to protect the selling price for gold, silver, copper or lead. We may in the future more actively manage our exposure through additional derivative contracts, although we have no intention of doing so in the near-term.

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

Foreign Currency Risk

Our foreign operation sells its gold, silver, copper, lead, and zinc production based on U.S. dollar metal prices. Fluctuations in foreign currency exchange rates do not have a material impact on our revenue since gold, silver, copper, lead, and zinc are sold throughout the world in U.S. dollars.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of June 30, 2022. This evaluation included consideration of the material weakness in internal controls over financial reporting that was identified and disclosed in our annual report on Form 10-K for the year ended December 31, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022 as the material weakness has not yet been fully remediated. Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations, and our cash flows for the periods presented in this quarterly report, in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Due to the Aquila acquisition on December 10, 2021, management performed review and approval controls related to the balances consolidated into the statement of financial position and statement of operations at December 31, 2021. The Aquila acquisition consisted of multiple complex valuations including the gold and silver stream agreements, the deferred tax liability and land. While multiple layers of approval and reasonableness tests were conducted, management prepared insufficient documentation related to the performance of these review controls to allow the independent registered public

Gold Resource Corporation

accounting firm to reperform the controls. Additionally, due to the timing of the acquisition, it was necessary to perform these review controls in a compressed timeframe, which resulted in an adjustment identified by the independent registered public accounting firm between balance sheet accounts.

Due to the complexity of the acquisition, limited timing from the close of the transaction and the inherent limitation of internal controls over financial reporting, management concluded that our internal control over financial reporting as of December 31, 2021, had a material weakness related to the operating effectiveness of review controls over the accounting for and valuation of acquired assets and liabilities in the application of the acquisition method of accounting for asset acquisitions. All other internal controls over financial reporting as of December 31, 2021 and June 30, 2022 remained effective. Management continues to enhance documentation and evaluate if any additional action is required to further resolve and fully remediate the material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three and six months ended June 30, 2022, other than those enhancements to documentation discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gold Resource Corporation

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three and six months ended June 30, 2022, formatted in inline XBRL: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: July 27, 2022		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: July 27, 2022		/s/ Kimberly C. Perry
	By:	Kimberly C. Perry,
Chief Financial Officer

Gold Resource Corporation