Form 10-Q
period 2022-09-30
GOLD RESOURCE CORP
filed 2022-11-01
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,398,109 shares of common stock outstanding as of October 28, 2022.

GOLD RESOURCE CORPORATION

FORM 10-Q

		Page
	Third Quarter 2022 Highlights	2

	Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	➢ Condensed Consolidated Interim Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3
	➢ Condensed Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	4
	➢ Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (unaudited)	5
	➢ Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	7
	➢ Notes to the Condensed Consolidated Interim Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	48

	Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	50
Item 6.	Exhibits	50
Signatures		51

Opening ceremony for the new San Jose de Gracia city archway

Gold Resource Corporation

THIRD QUARTER 2022 HIGHLIGHTS

Highlights for the three months ended September 30, 2022 are summarized below and discussed further in our Management’s Discussion and Analysis:

Financial

●	Our balance sheet remains strong, with $22.5 million in cash as of September 30, 2022. The decrease of $11.2 million since December 31, 2021, is after:
o	year-to-date cash inflow of $7.9 million from operating activities, net of $16.2 million in income tax payments for tax years 2021 and 2022 and $6.9 million investment in the Back Forty Project feasibility study and permitting work;
o	investing Canadian dollar (“C$”) 2.4 million (or U.S. dollar $1.7 million) in Maritime Resources Corp., ticker symbol “MAE.V” on the Toronto Stock Exchange—Venture Exchange (“TSX-V”), in exchange for 9.9% of the company’s shares in a private placement;
o	investing $14.1 million in capital expenditures; and
o	distributing to shareholders $2.7 million in dividends ($0.9 million this quarter, totaling over $122 million since 2010).
●	Net loss was $9.7 million or $0.11 loss per share for the quarter. The third quarter net loss is mainly driven by:
o	lower commodity prices in the third quarter relative to the prior quarter and the same period in 2021;
o	higher depreciation and amortization due to capital additions and a year-over-year lower Mineral Reserve base; and
o	higher exploration expense due to the investment in the Back Forty Project feasibility study and permitting.
●	Working capital was $28.9 million as of September 30, 2022, $0.4 million lower than as of December 31, 2021. The decrease is primarily due to a decrease in cash as discussed above.
●	Total cash cost for the quarter was $1,103 per gold equivalent (“AuEq”) ounce (after co-product credits) and total all-in sustaining cost for the quarter was $1,831 per AuEq ounce (after co-product credits). Both non-GAAP measures were higher in the quarter due to the impact of lower co-product credits as a result of lower base metal prices (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures).

Don David Gold Mine

●	The Don David Gold Mine (“DDGM”) safety program aims to bolster the overall health and safety culture of our employees.
o	There were no lost time incidents during the third quarter of 2022.
o	The year-to-date lost time injury frequency rate per million hours of 2.76 is substantially below the Camimex (Mexican Chamber of Mines) benchmark of 5.7[1].
o	During the third quarter of 2022, production, mine development, and exploration were deliberately but temporarily slowed to improve safety specific to ground support and ventilation.
●	In the third quarter of 2022, the Don David Gold Mine produced and sold a total of 8,042 gold equivalent ounces, comprising 5,478 gold ounces and 225,012 silver ounces at an average sales price per ounce of $1,627 and $19, respectively.
●	While exploration was temporarily slowed to address safety improvement opportunities, work continued to focus on infill drilling with encouraging results from the Arista and Switchback vein systems. The step-out resource expansion drilling is ongoing, and surface sampling programs at the Alta Gracia project continue.

Back Forty Project

●	The feasibility study work for the Back Forty Project in Michigan, USA progressed during the third quarter of 2022. Work related to metallurgy and the economic model is expected to continue into 2023. Permit applications will not be submitted with state agencies in Michigan until the completion of the feasibility study.
●	On August 5, 2022, the Company was invited by Michigan’s Department of Environment, Great Lakes and Energy (“EGLE”) to participate in a voluntary Scoping Environmental Impact Assessment (“SEIA”) meeting to present to local community leaders the initial site plan and other key improvements being incorporated into the Back Forty Project’s optimized feasibility study.

1 Further information regarding the Mexican Chamber of Mines benchmark can be found at https://www.camimex.org.mx/index.php/estadisticas/Seguridad

Gold Resource Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		September 30,	December 31,
	Note	2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$22,531	$33,712
Accounts receivable, net		3,741	8,672
Inventories, net	4	13,593	10,361
Promissory note	6	3,575	3,885
Prepaid expenses and other current assets	7	4,457	2,285
Zinc zero cost collar	17	432	-
Total current assets		48,329	58,915
Property, plant and mine development, net	8	149,232	156,771
Other non-current assets		1,977	76
Total assets		$199,538	$215,762
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$11,267	$13,308
Income taxes payable, net		567	6,801
Mining royalty taxes payable, net		3,156	2,975
Zinc zero cost collar	17	-	1,844
Accrued expenses and other current liabilities	9	4,476	4,731
Total current liabilities		19,466	29,659
Reclamation and remediation liabilities	11	3,232	3,112
Gold and silver stream agreements	10	43,201	42,560
Deferred tax liabilities, net	5	11,826	13,126
Contingent consideration	12	4,036	4,603
Other non-current liabilities	9	2,133	1,952
Total liabilities		83,894	95,012
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,398,109 and 88,338,774 shares outstanding at September 30, 2022 and December 31, 2021, respectively		89	89
Additional paid-in capital		110,736	110,153
Retained earnings		11,874	17,563
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		115,644	120,750
Total liabilities and shareholders' equity		$199,538	$215,762

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Note	2022	2021	2022	2021

Sales, net	3	$23,869	$29,029	$106,350	$87,133
Cost of sales:
Production costs		19,380	17,216	61,176	51,982
Depreciation and amortization		6,609	3,521	19,829	11,299
Reclamation and remediation		58	47	181	152
Total cost of sales		26,047	20,784	81,186	63,433
Mine gross (loss) profit		(2,178)	8,245	25,164	23,700
Costs and expenses:
General and administrative expenses		1,799	2,355	5,618	6,070
DDGM exploration expenses		1,143	1,805	3,190	3,660
Back Forty Project expenses		3,830	-	6,925	-
Restructuring expenses		-	-	-	496
Stock-based compensation	16	450	30	1,617	711
Realized and unrealized (gain) loss on zinc zero cost collar	17	(218)	184	120	184
Other expense (income), net	18	765	(10)	1,817	543
Total costs and expenses		7,769	4,364	19,287	11,664
(Loss) income before income taxes		(9,947)	3,881	5,877	12,036
Provision for income taxes	5	(217)	2,352	8,915	6,697
Net (loss) income		$(9,730)	$1,529	$(3,038)	$5,339
Net (loss) income per common share:
Basic and diluted net (loss) income per common share	19	$(0.11)	$0.02	$(0.03)	$0.07

Weighted average shares outstanding:
Basic	19	88,391,220	74,552,545	88,358,188	74,481,281
Diluted	19	88,391,220	74,898,520	88,358,188	74,842,095

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended September 30, 2022 and 2021
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, June 30, 2021	74,868,322	$75	$85,269	$14,974	$(5,884)	$(1,171)	$93,263
Stock-based compensation	-	-	160	-	-	-	160
Common stock issued for vested restricted stock units	50,183	-	-	-	-	-	-
Dividends declared	-	-	-	(745)	-	-	(745)
Surrender of stock for taxes due on vesting	(428)	-	-	-	-	-	-
Net income	-	-	-	1,529	-	-	1,529
Balance, September 30, 2021	74,918,077	$75	$85,429	$15,758	$(5,884)	$(1,171)	$94,207

Balance, June 30, 2022	88,709,090	$89	$110,480	$22,488	$(5,884)	$(1,171)	$126,002
Stock-based compensation	-	-	285	-	-	-	285
Common stock issued for vested restricted stock units	41,666	-	-	-	-	-	-
Dividends declared	-	-	-	(884)	-	-	(884)
Unclaimed shares related to the Aquila acquisition	(16,249)	-	(29)	-	-	-	(29)
Net income	-	-	-	(9,730)	-	-	(9,730)
Balance, September 30, 2022	88,734,507	$89	$110,736	$11,874	$(5,884)	$(1,171)	$115,644

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the nine months ended September 30, 2022 and 2021
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538
Stock-based compensation	-	-	506	-	-	-	506
Net stock options exercised	217,718	-	263	-	-	-	263
Common stock issued for vested restricted stock units	52,797	-	-	-	-	-	-
Dividends declared	-	-	-	(2,234)	-	-	(2,234)
Surrender of stock for taxes due on vesting	(65,794)	-	(205)	-	-	-	(205)
Net income	-	-	-	5,339	-	-	5,339
Balance, September 30, 2021	74,918,077	$75	$85,429	$15,758	$(5,884)	$(1,171)	$94,207

Balance, December 31, 2021	88,675,172	$89	$110,153	$17,563	$(5,884)	$(1,171)	$120,750
Stock-based compensation	-	-	952	-	-	-	952
Stock options exercised - settled in cash	-	-	(331)	-	-	-	(331)
Common stock issued for vested restricted stock units	80,169	-	-	-	-	-	-
Dividends declared	-	-	-	(2,651)	-	-	(2,651)
Unclaimed shares related to the Aquila acquisition	(16,249)	-	(29)	-	-	-	(29)
Surrender of stock for taxes due on vesting	(4,585)	-	(9)	-	-	-	(9)
Net income	-	-	-	(3,038)	-	-	(3,038)
Balance, September 30, 2022	88,734,507	$89	$110,736	$11,874	$(5,884)	$(1,171)	$115,644

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the nine months ended September 30,
	Note	2022	2021
Cash flows from operating activities:
Net income		$(3,038)	$5,339
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax benefit		(1,101)	(74)
Depreciation and amortization, including amortization in reclamation		19,936	11,405
Stock-based compensation		1,617	711
Other operating adjustments	21	(1,294)	475
Changes in operating assets and liabilities:
Accounts receivable		4,931	(721)
Inventories		(2,339)	(810)
Prepaid expenses and other current assets		(1,404)	(1,038)
Accounts payable and other accrued liabilities		(3,032)	2,730
Mining royalty and income taxes payable, net		(6,362)	3,855
Net cash provided by operating activities		7,914	21,872

Cash flows from investing activities:
Capital expenditures		(14,123)	(15,217)
Equity investment		(1,743)	-
Proceeds from the sale of gold and silver rounds		533	-
Net cash used in investing activities		(15,333)	(15,217)

Cash flows from financing activities:
Proceeds (for) from the exercise of stock options		(376)	263
Dividends paid		(2,651)	(2,481)
Other financing activities		-	3
Net cash used in financing activities		(3,027)	(2,215)
Effect of exchange rate changes on cash and cash equivalents		(735)	(301)

Net (decrease) increase in cash and cash equivalents		(11,181)	4,139
Cash and cash equivalents at beginning of period		33,712	25,405
Cash and cash equivalents at end of period		$22,531	$29,544

Supplemental Cash Flow Information
Interest expense paid		$-	$-
Income and mining taxes paid		$16,411	$2,772
Non-cash investing activities:
Change in capital expenditures in accounts payable		$(836)	$(72)
Change in estimate for asset retirement costs		$-	$7

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2022
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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Doré sales, net
Gold	$1,517	$1,634	$5,245	$6,816
Silver	46	38	123	643
Less: Refining charges	(18)	(21)	(35)	(112)
Total doré sales, net	1,545	1,651	5,333	7,347
Concentrate sales
Gold	7,592	8,709	35,983	22,904
Silver	4,266	6,179	15,497	19,443
Copper	2,164	2,447	8,969	9,547
Lead	2,075	3,641	9,670	8,641
Zinc	10,003	9,187	40,672	27,193
Less: Treatment and refining charges	(2,842)	(2,307)	(8,710)	(8,098)
Total concentrate sales, net	23,258	27,856	102,081	79,630
Realized (loss) gain - embedded derivative, net (1)	(1,212)	(246)	814	204
Unrealized gain (loss) - embedded derivative, net	278	(232)	(1,878)	(48)
Total sales, net	$23,869	$29,029	$106,350	$87,133
(1)	Copper, lead, and zinc are co-products. In the Realized gain - embedded derivative, net, there are $0.9 million loss and $0.8 million gain, respectively, related to these co-products for the three and nine months ended September 30, 2022. There are $0.2 and $0.5 million, respectively, in the Realized gain - embedded derivative, net, related to the co-products for the three and nine months ended September 30, 2021.

4. Inventories, net

At September 30, 2022 and December 31, 2021, inventories, net, consisted of the following:

	As of	As of
	September 30,	December 31,
	2022	2021

	(in thousands)
Stockpiles - underground mine	$655	$-
Concentrates	3,574	2,048
Doré, net	641	452
Subtotal - product inventories	4,870	2,500
Materials and supplies (1)	8,723	7,861
Total	$13,593	$10,361
(1)	Net of reserve for obsolescence of $384 as of September 30, 2022 and December 31, 2021.

5. Income Taxes

The Company recorded an income tax benefit of $0.2 million and income tax expense $8.9 million, respectively, for the three and nine months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recorded an income tax expense of $2.4 million and $6.7 million, respectively. In accordance with applicable

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%, and a 5% withholding tax applies to dividends received from Mexico. The Mexico income is taxed at 37.5% (30% income tax and 7.5% mining tax), and Canada income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. and Canadian jurisdictions do not currently generate taxable income.

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

On January 1, 2022, the 2022 Tax Reform became effective in Mexico, which included several amendments to the Income Tax Law relevant to tax deductions. For 2022, a depreciation rate of 5% per year was established for construction of facilities, additions, repairs, improvements, adaptations, as well as any other construction performed in a mining lot, in accordance with Article 12 of the Mexican Mining Law.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends, which are subject to a 10% Mexico withholding tax, unless otherwise provided per a tax treaty. The current U.S.-Mexico tax treaty limits the dividend withholding tax between these countries to 5%, as long as certain requirements are met. Based on the Company’s understanding that it meets these requirements, the Company pays a 5% withholding tax on dividends paid from Mexico. The impact of the planned annual dividends for 2022 is reflected in the estimated annual effective tax rate. As of September 30, 2022, the Company recorded $0.8 million deferred tax liability related to the 5% withholding tax on funds available for transfer to the U.S. as dividends in the future and no longer deemed to be permanently reinvested in Mexico. If these funds are distributed to the U.S. from Mexico in the future, at that time they will be subject to the 5% dividend withholding tax payment upon distribution.

As of September 30, 2022, the Company believes that it has no liability for uncertain tax positions.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

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

7. Prepaid Expenses and Other Current Assets

At September 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2022	2021

	(in thousands)
Advances to suppliers	$1,019	$188
Prepaid insurance	2,019	1,222
Other current assets	1,419	875
Total	$4,457	$2,285

In Mexico value added (“IVA”) tax is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of September 30, 2022, this resulted in a small asset balance ($0.6 million), which is included in Other current assets above.

8. Property, Plant and Mine Development, net

At September 30, 2022 and December 31, 2021, property, plant and mine development, net consisted of the following:

	As of	As of
	September 30,	December 31,
	2022	2021

	(in thousands)
Asset retirement costs	$1,065	$1,065
Construction-in-progress (1)	300	15,854
Furniture and office equipment	1,719	1,685
Land	9,033	9,230
Mineral interest	79,543	79,964
Light vehicles and other mobile equipment	2,328	2,224
Machinery and equipment	40,119	33,213
Mill facilities and infrastructure	35,917	24,973
Mine Development	102,457	92,138
Software and licenses	1,552	1,592
Subtotal	274,033	261,938
Accumulated depreciation and amortization	(124,801)	(105,167)
Total	$149,232	$156,771
(1)	Includes accrued capital expenditures of $0.2 million and $1.7 million at September 30, 2022 and December 31, 2021, respectively.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

The Company recorded depreciation and amortization expense of $6.6 million and $19.8 million, respectively, for the three and nine months ended September 30, 2022 as compared to $3.5 million and $11.3 million, respectively, for the same periods ended September 30, 2021.

9. Accrued Expenses and Other Liabilities

At September 30, 2022 and December 31, 2021, accrued expenses and other liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2022	2021

	(in thousands)
Accrued royalty payments	$1,769	$1,743
Employee profit sharing obligation	2,028	1,888
Other payables	679	1,100
Total accrued expenses and other current liabilities	$4,476	$4,731

Accrued non-current labor obligation	$1,166	$920
Share-based compensation liability	835	206
Other long-term liabilities	132	826
Total other non-current liabilities	$2,133	$1,952

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Gold and Silver Stream Agreements as of September 30, 2022 and December 31, 2021:

	As of	As of
	September 30,	December 31,
	2022	2021

	(in thousands)
Liability related to the Gold Stream Agreement	$20,506	$20,364
Liability related to the Silver Stream Agreement	22,695	22,196
Total liability	$43,201	$42,560

Periodic interest expense will be incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and an 8% discount rate. Interest expense is recorded to the Consolidated Statements of Operations and the gold and silver stream agreement liability on the Consolidated Balance Sheet.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko Bermuda Limited (“OBL”), a wholly-owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with Osisko, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project which consists of the subsidiaries of Gold Resource Acquisition Sub, Inc., a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of September 30, 2022.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

The $20 million received from OBL through September 30, 2022 is shown as a long-term liability on the Consolidated Balance Sheet along with implied interest. The implied interest rate is applied on OBL advance payments and calculated on the total expected life-of-mine production to be deliverable (as supported in the Back Forty Project Preliminary Economic Assessment) at the five-year average street consensus metal prices (based on the median) evaluated as of December 31, 2021 and is discounted at 8.0%. As the remaining $30 million deposit is subject to the completion of certain milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheet.

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

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase silver produced at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as of September 30, 2022. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of September 30, 2022.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through September 30, 2022 is shown as a long-term liability on the Consolidated Balance Sheet along with an implied interest.

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	2022	2021

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,833	$1,890
Foreign currency exchange loss (gain)	25	(57)
Reclamation liabilities – balance at end of period	1,858	1,833

Asset retirement obligation – balance at beginning of period	1,279	1,208
Accretion	77	109
Foreign currency exchange loss (gain)	18	(38)
Asset retirement obligation – balance at end of period	1,374	1,279
Total period end balance	$3,232	$3,112

The Company’s undiscounted reclamation liabilities of $1.9 million and $1.8 million as of September 30, 2022 and December 31, 2021, respectively, are related to the Don David Gold Mine in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant & Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant & Mine Development, post 2013 development stage status, which are discounted using a credit adjusted

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

risk-free rate of 8%. As of September 30, 2022 and December 31, 2021, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $1.4 million and $1.3 million, respectively.

12. Commitments and Contingencies

Commitments

As of September 30, 2022 and December 31, 2021, the Company has equipment purchase commitments of approximately $1.2 million and $0.4 million, respectively.

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
c.	C$2 million payable in cash 270 days after the commencement of commercial production; and
d.	C$2 million payable in cash 450 days after the commencement of commercial production.

The value of the contingent consideration as of September 30, 2022 was $4.0 million. The contingent consideration will be adjusted for the foreign currency translation, time value of money, and the likelihood of the milestone payments. Any future changes in the value of the contingent consideration will be recognized in the Consolidated Statements of Operations.

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

With the successful acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the gold and silver stream agreements with Osisko Bermuda Limited (see Note 10 - Gold and Silver Stream Agreements). Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including by failing to achieve commercial production by an agreed upon date, it may be required to repay the deposit plus accumulated interest

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

at a rate agreed with Osisko. If it fails to do so, Osisko may be entitled to enforce their remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

13. Shareholders’ Equity

During the three and nine months ended September 30, 2022, the Company declared and paid dividends of $0.01 per common share and $0.03 per common share for an aggregate total of $0.9 million and $2.7 million, respectively. During the three and nine months ended September 30, 2021, the Company declared dividends of $0.01 per common share and $0.03 per common share, respectively, and paid an aggregate total of $0.7 million and $2.5 million, respectively. As of September 30, 2022, there are 88,398,109 issued and outstanding shares of common stock.

14. Derivatives

Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled shipments. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note—20 Fair Value Measurement for additional information on the realized and unrealized gain (loss) recorded to adjust accounts receivable and revenue.

The following table summarizes the Company’s unsettled sales contracts at September 30, 2022 with the quantities of metals under contract subject to final pricing occurring through November 2022:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	4,784	253,342	282	1,647	3,373
Average forward price (per ounce or tonne)	$1,741	$19.52	$7,738	$2,011	$3,474
Unsettled sales contracts value (in thousands)	$8,329	$4,945	$2,182	$3,312	$11,718	$30,486

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

As of September 30, 2022, the Company’s derivatives not designated as hedges consist of zinc zero cost collars used to manage its near-term exposure to cash flow variability from zinc price risks. A zero cost collar is a combination of two options: a sold call option and a purchased put option. The Company sold call options to establish the ceiling price of $3,500 per tonne of zinc that the Company will receive for the contracted zinc volume of 1,950 tonnes for October through December 2022. The purchased put establishes the floor price of $3,200 per tonne of zinc that the Company will receive for the same contracted tonnes and period of time.

Derivatives are carried at fair value and on a net basis when a legal right of offset exists with the same counterparty. Otherwise, any fair value gains or losses are recognized in earnings in the current period. The London Metal Exchange (“LME”) average zinc price of $3,660 per tonne during the nine months ended September 30, 2022 exceeded the call option ceiling of $3,313 per tonne, resulting in a realized loss of $2.4 million. The zinc price forward curve as of September 30, 2022 is below the put option ceiling, resulting in a $0.4 million asset on the remaining 1,950 tonnes. The asset recognized resulted in an unrealized gain of $2.3 million for the nine months ended September 30, 2022.

The Company manages credit risk by selecting counterparties believed to be financially strong, by entering into netting arrangements with counterparties and by requiring other credit risk mitigants, as appropriate. The Company actively

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits.

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

Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payment. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Note 9—Accrued Expenses and Other Liabilities for additional information.

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

DSUs of nil and 214,357 were granted to the Board of Directors during the three and nine months ended September 30, 2022, respectively. DSUs of nil and 130,000 were granted to the Board of Directors during the three and nine months ended September 30, 2021, respectively. DSUs are redeemable in cash or shares at the earlier of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. The Company may also issue DSUs for directors in lieu of board fees at their request. During the three and nine months ended September 30, 2022, respectively, there were 3,746 and 10,454 DSUs granted in lieu of board fees that are also subject to mark-to-market adjustment. Both during the three and nine months ended September 30, 2021, respectively, there were 1,960 DSUs granted in lieu of board fees that are also subject to mark-to-market adjustment. As of September 30, 2022 and 2021, the liability balance related to DSUs was $0.6 million and $0.2 million, respectively.

RSUs of nil and 611,681 were granted during the three and nine months ended September 30, 2022, respectively. No RSUs were granted during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2022, a total of 41,666 and 119,467 RSUs vested, respectively, from which 41,666 and 80,169 RSUs were redeemed, respectively, issuing 41,666 and 75,584 common shares with an intrinsic value and a fair value of $74,165 and $138,101, respectively. During the three and nine months ended September 30, 2021, respectively, a total of 50,183 and 52,797 RSUs vested and redeemed, and 49,755 and 52,369 common shares were issued with an intrinsic value and a fair value of $0.1 million and $0.1 million, respectively.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Stock options of nil and 320,816 were granted during the three and nine months ended September 30, 2022, respectively. Stock options of nil and 600,000 were granted during the three and nine months ended September 30, 2021, respectively. Stock options of nil and 355,000, respectively, were exercised during the three and nine months ended September 30, 2022. These exercises were settled in cash. No stock options were exercised during the three months ended September 30, 2021. During the nine months ended September 30, 2021, stock options to purchase an aggregate of 217,718 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.31 per share.

PSUs of nil and 695,041 were granted during the three and nine months ended September 30, 2022, respectively. No PSUs were granted during the three and nine months ended September 30, 2021. PSUs cliff vest usually in three years based on the relative total shareholder return of a predetermined peer group and are expected to be settled in cash.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Stock options	$124	$74	$523	$436
Restricted stock units	161	87	465	71
Performance stock units	152	-	246	-
Deferred stock units	13	(131)	383	204
Total	$450	$30	$1,617	$711

The Company has a short-term incentive plan (“STIP”) for its management team that provides annual cash payable upon achievement of specified performance metrics. As of September 30, 2022, we accrued $0.7 million payable in cash related to the 2022 STIP program.

17. Zinc Zero Cost Collar

During the three and nine months ended September 30, 2022 and 2021, the realized and unrealized (gains) losses related to the Company’s Zinc Zero Cost Collar are the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Realized (gain) loss on zinc zero cost collar	$(61)	$40	$2,396	$40
Unrealized (gain) loss on zinc zero cost collar	(157)	144	(2,276)	144
Total	$(218)	$184	$120	$184

On May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that governs nonexchange traded, over-the-counter, spot, forward and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. Please see Note 14—Derivatives for additional information. As of September 30, 2022, the zinc zero cost collar was in an asset position ($0.4 million), while in prior periods we had a liability related to the program.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

18. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Unrealized currency exchange loss (gain) (1)	$678	$(59)	$1,200	$257
Realized currency exchange (gain) loss	(34)	24	125	(35)
Realized and unrealized loss (gain) from gold and silver rounds, net	9	54	(19)	86
Employee benefit obligation (2)	-	-	-	700
Interest on streaming liabilities	257	-	567	-
Other (income) expense	(145)	(29)	(56)	(465)
Total	$765	$(10)	$1,817	$543

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 20—Fair Value Measurement.
(2)	In year-to-date 2022, Employee benefit obligation of $0.2 million is recorded in production cost rather than in other expense, net. In 2021, the initial Employee benefit obligation due to the Mexico Labor Reform was recorded as other expense.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 2.1 million shares of common stock at weighted average exercise prices of $3.52 and 2.1 million shares of common stock at weighted average exercise prices of and $5.11 were outstanding as of September 30, 2022 and 2021, respectively, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income (in thousands)	$(9,730)	$1,529	$(3,038)	$5,339

Denominator:
Basic weighted average shares of common stock outstanding	88,391,220	74,552,545	88,358,188	74,481,281
Dilutive effect of share-based awards	-	345,975	-	360,814
Diluted weighted average common shares outstanding	88,391,220	74,898,520	88,358,188	74,842,095

Basic and diluted net (loss) income per common share	$(0.11)	$0.02	$(0.03)	$0.07

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth certain of the Company’s assets measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	As of	As of
	September 30,	December 31,	Input Hierarchy Level
	2022	2021

	(in thousands)
Cash and cash equivalents	$22,531	$33,712	Level 1
Accounts receivable, net	$3,741	$8,672	Level 2
Investment in equity securities	$1,716	$-	Level 1
Derivative asset - zinc zero cost collar	$432	$-	Level 2
Derivative liability - zinc zero cost collar	$-	$(1,844)	Level 2
Contingent consideration	$(4,036)	$(4,603)	Level 3
Gold and silver stream agreements	$(43,201)	$(42,560)	Level 3

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net includes amounts due to the Company for deliveries of concentrates and doré sold to customers, net of embedded derivatives mark-to-market value of $1.7 million as of September 30, 2022, and nil as of December 31, 2021. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism and are accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date and included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments. Please see Note 14—Derivatives for additional information.

Investment in equity securities: On September 22, 2022, Gold Resource Corporation invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. (“Maritime”), ticker symbol MAE.V on TSX-V, in a private placement. The 47 million shares purchased represent less than 10% of the issued and outstanding shares of Maritime. As of September 30, 2022, the share price of Maritime was the same as at the time of purchase; and therefore, no unrealized gain or loss was recorded.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

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

Contingent consideration: For September 30, 2022, a time value of money calculation was utilized to value the contingent consideration. Each milestone payment was assessed separately. Key risks including permitting, feasibility study, commercial production, and timing were each assigned a probability weighting based on the likelihood of occurrence, and a 60.75% overall probability was used. The change in the fair value since December 31, 2021 is contributable to unrealized foreign currency exchange adjustment. Please see Note 12— Commitments and Contingencies for additional information.

Gold and silver stream agreements: The gold and silver stream liabilities are carried at fair value. The discounted cash flow model that was used to determine the fair value utilizes significant unobservable inputs, such as the probability and timing of permitting, feasibility study, and commercial production. Also, a periodic interest expense is recorded based on an implied interest rate. The implied interest rate is determined based on a 67.5% probability of future production and an 8% discount rate. The change in the fair value since December 31, 2021 is contributable to the implied interest. Please see Note 10—Gold and Silver Stream Agreements for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Interim Statements of Operations as shown in the following table:

		For the three months ended September 30,		For the nine months ended September 30,		Statements of Operations Classification
		2022	2021	2022	2021

	Note	(in thousands)
Realized and unrealized derivative (loss) gain, net	14	$(934)	$(478)	$(1,064)	$156	Sales, net
Realized gain (loss) on zinc zero cost collar	17	$61	$(40)	$(2,396)	$(40)	Realized and unrealized loss on zinc zero cost collar
Unrealized gain (loss) on zinc zero cost collar	17	$157	$(144)	$2,276	$(144)	Realized and unrealized loss on zinc zero cost collar

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2022
Realized loss	$(198)	$(141)	$(158)	$(88)	$(627)	$(1,212)
Unrealized (loss) gain	(95)	(81)	108	96	250	278
Total realized/unrealized derivatives, net	$(293)	$(222)	$(50)	$8	$(377)	$(934)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2021
Realized (loss) gain	$(110)	$(295)	$(4)	$72	$91	$(246)
Unrealized gain (loss)	28	(11)	(16)	(84)	(149)	(232)
Total realized/unrealized derivatives, net	$(82)	$(306)	$(20)	$(12)	$(58)	$(478)

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2022
Realized (loss) gain	$(16)	$13	$(173)	$(32)	$1,022	$814
Unrealized (loss) gain	(96)	30	3	(103)	(1,712)	(1,878)
Total realized/unrealized derivatives, net	$(112)	$43	$(170)	$(135)	$(690)	$(1,064)

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2021
Realized (loss) gain	$(133)	$(123)	$63	$146	$251	$204
Unrealized gain (loss)	58	10	(24)	(63)	(29)	(48)
Total realized/unrealized derivatives, net	$(75)	$(113)	$39	$83	$222	$156

21. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2022 and 2021 consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Unrealized loss (gain) on gold and silver rounds	$8	$55	$(54)	$86
Unrealized foreign currency exchange loss (gain)	678	(59)	1,200	257
Unrealized (gain) loss on zinc zero cost collar	(157)	144	(2,276)	144
Other	4	(106)	(164)	(12)
Total other operating adjustments	$533	$34	$(1,294)	$475

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

22. Segment Reporting

As of September 30, 2022, the Company has organized its operations into three geographic regions: Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Consolidated Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of September 30, 2022
Total current assets	$41,848	$3,911	$2,570	$48,329
Total non-current assets	59,908	89,347	1,954	151,209
Total assets	$101,756	$93,258	$4,524	$199,538
Total current liabilities	15,893	2,636	937	19,466
Total non-current liabilities	2	62,706	1,720	64,428
Total shareholders' equity	85,861	27,916	1,867	115,644
Total liabilities and shareholders' equity	$101,756	$93,258	$4,524	$199,538

As of December 31, 2021
Total current assets	$50,057	$5,528	$3,330	$58,915
Total non-current assets	66,756	90,018	73	156,847
Total assets	$116,813	$95,546	$3,403	$215,762
Total current liabilities	25,833	2,459	1,367	29,659
Total non-current liabilities	1,436	63,438	479	65,353
Total shareholders' equity	89,544	29,649	1,557	120,750
Total liabilities and shareholders' equity	$116,813	$95,546	$3,403	$215,762

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

The following table shows selected information from the Consolidated Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA (1)	Corporate and Other	Consolidated
For the three months ended September 30, 2022
Sales, net	$23,869	$-	$-	$23,869
Total mine cost of sales, including depreciation	26,016	21	10	26,047
Exploration expense	1,143	3,830	-	4,973
Total other costs and expenses, including G&A	(105)	349	2,552	2,796
Provision for income taxes	(1,235)	-	1,018	(217)
Net loss	$(1,950)	$(4,200)	$(3,580)	$(9,730)

For the three months ended September 30, 2021
Sales, net	$29,029	$-	$-	$29,029
Total mine cost of sales, including depreciation	20,784	-	-	20,784
Exploration expense	1,802	-	3	1,805
Total other costs and expenses, including G&A	122	-	2,437	2,559
Provision for income taxes	2,089	-	263	2,352
Net income (loss)	$4,232	$-	$(2,703)	$1,529

(1)	Michigan, USA was acquired on December 10, 2021, and therefore, there is no information for the three months ended September 30, 2021.

	Oaxaca, Mexico	Michigan, USA (1)	Corporate and Other	Consolidated

For the nine months ended September 30, 2022
Sales, net	$106,350	$-	$-	$106,350
Total mine cost of sales, including depreciation	81,105	54	27	81,186
Exploration expense	3,190	6,925	-	10,115
Total other costs and expenses, including G&A	1,019	787	7,366	9,172
Provision for income taxes	7,634	-	1,281	8,915
Net income (loss)	$13,402	$(7,766)	$(8,674)	$(3,038)

For the nine months ended September 30, 2021
Sales, net	$87,133	$-	$-	$87,133
Total mine cost of sales, including depreciation	63,433	-	-	63,433
Exploration expense	3,642	-	18	3,660
Total other costs and expenses, including G&A	655	-	7,349	8,004
Provision for income taxes	6,434	-	263	6,697
Net income (loss)	$12,969	$-	$(7,630)	$5,339

(1)	Michigan, USA was acquired on December 10, 2021, and therefore, there is no information for the nine months ended September 30, 2021.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three and nine months ended September 30, 2022 and compares those results with the three and nine months ended September 30, 2021. It also analyzes the Company’s financial condition as of September 30, 2022 and compares it to the financial condition as of December 31, 2021. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2021 contained in our annual report on Form 10-K.

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

OAXACA
MEXICO
GRC Properties
Other Properties
PUEBLA
VERACRUZ
GUERRERO
CHIAPAS
98° W
96° W
94° W
18° N
16° N
N
Mexico City
Oaxaca State
Gulf of Mexico
Pacific Ocean
Tezonapa
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huejuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Natividad
Oaxaca
Cobre Grande
Alta Gracia
Rey
Margaritas
Arista
San Jose
Chamizo
Fuego
Sarabia
El Barrio de la Soledad
Union Hidalgo
San Francisco Ixhuatan
Juchitan de Zaragoza
Salina Cruz
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juquila
San Pedro Mixtepec
Puerto Escondido
Chacapalapa
Tierra Blanca
San Pedro Pochutla
Puerto Angel
Pacific Ocean
Gulf of Tehuatepec
0
50
100 Km

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Back Forty Project, when developed, is expected to produce gold and silver doré and copper and zinc concentrates bearing gold and silver. The feasibility study work progressed during the third quarter of 2022. Work related to metallurgy and the economic model is expected to continue into 2023. Permit applications will not be submitted with state agencies in Michigan until the completion of the feasibility study. The Company has formed an integrated project team to optimize the feasibility study, related mine plan, and to ensure a positive long-term impact on the environment and host communities.

Field safety inspection underground

Focusing on a zero-harm workplace for our employees, the environment, and our local communities has resulted in a deliberate but temporary slowdown of the Company’s underground development, exploration drilling, and production rate of tonnes processed by the mill.

Safety audits and minor ground failures identified additional training, and a renewed focus on safety was required related to ground support and ventilation. Additionally, the safety audits identified that the ground water conditions were starting to corrode some of the ground support, so an effort was initiated to replace the bolts to further improve the safety of the mine.

This deliberate and disciplined approach to safety has also helped to identify opportunities to deploy new ground support and mining methods. The slowdown of mine development and exploration is expected to initially impact the timing of the Mineral Resources and Mineral Reserves update which is now expected in the first half of 2023.

The team at Gold Resource Corporation holds itself accountable to the highest environmental, social, and governance standards. Our commitment to acting responsibly and delivering excellence in sustainability allows us to deliver benefits to all our stakeholders, including our employees and local communities.

COVID-19 Pandemic

The Company continues to protect the health and safety of our employees, contractors, and communities by taking precautionary measures, including specialized training, social distancing, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. Since our non-mining workforce is able to work remotely with the benefit of technology, we are able to maintain our operations and internal controls over financial reporting and disclosures.

As of the date of the issuance of these unaudited Condensed Consolidated Interim Financial Statements, there have been no other significant impacts, including impairments, to the Company’s operations and financial statements. However, the long-term impact of the COVID-19 outbreak on the Company’s results of operations, financial position, and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position, and cash flows may be materially adversely affected. The Company is not able to estimate the duration of the pandemic and potential impact on its business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to the business, including a decreased ability to raise additional capital when and if needed on acceptable terms, if at all. As the situation continues to evolve, the Company will continue to monitor market conditions closely and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID-19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

(voluntary or involuntary). The Company believes that current working capital balances will be sufficient for the foreseeable future, although there is no assurance that will be the case.

Results of Operations

Don David Gold Mine

Mine activities during the first three quarters of 2022 included development and ore extraction from the Arista mine. The below map is the site layout of the Arista mine and plant site.

Arista Project
Arista Plant Site
Arista Mine Site
OAXACA
Waste Segregation Center
Comiunity Relations Office
Tres Palmas Camp
San Jose de Gracia
Legend
Towns
Mines
Electricity Line
Buildings
Tailings Dam
Open Pit
Roads
Side Roads
Mine Access
Highway 190
0 0.5 1 Miles
0 0.375 0.75 1.5 Km
806000
808000
810000
1846000
1844000
N
Ventilation shaft "Santiago"
Auxiliary Ramp Portal
Ventilation shafts
Underground Mine Facilities
To Process Plant
Pump Station
Waste dumps
Ventilation shaft
Mine warehouse
Cement Plant
Diesel supply station
Surface maintenance workshop
Power generators
Security check point
To San Jose de Gracia
Dangerous waste storage
General Waste Storage
Water impoundment pond
North tailings embankment
Administration Offices
Main Warehouse
Tailings Dam Impoundment - phase 1 & 2
East tailings embankment
Tailings Dam Impoundment - phase 3
Process Plant
Crushing Plant
Ore patio
Filtration Plant
South tailings embankment
Fuel services station
Exploration Offices
Aguila Open Pit/Drystack
Water impoundment pond
Core warehouses
To Mine
0 50 100 200 meters

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Arista Mine
Milled
Tonnes Milled	110,682	97,806	375,367	351,572
Grade
Average Gold Grade (g/t)	1.98	2.68	2.57	2.04
Average Silver Grade (g/t)	80	91	75	82
Average Copper Grade (%)	0.37	0.37	0.37	0.39
Average Lead Grade (%)	1.59	2.29	1.86	1.84
Average Zinc Grade (%)	4.21	4.79	4.38	4.20
Recoveries
Average Gold Recovery (%)	82.9	82.0	84.3	81.2
Average Silver Recovery (%)	91.3	93.0	92.7	92.4
Average Copper Recovery (%)	72.8	68.4	75.0	74.7
Average Lead Recovery (%)	71.0	71.4	76.3	75.4
Average Zinc Recovery (%)	83.7	73.9	83.5	76.1
Combined
Tonnes Milled (1)	110,682	98,010	376,625	366,580
Tonnes Milled per Day (2)	1,361	1,353	1,492	1,495
Metal production (3)
Gold (ozs.)	5,851	6,933	26,355	19,585
Silver (ozs.)	261,256	265,829	842,636	869,418
Copper (tonnes)	296	284	1,030	1,093
Lead (tonnes)	1,249	1,808	5,342	5,199
Zinc (tonnes)	3,901	3,920	13,745	11,980
Metal produced and sold (3)
Gold (ozs.)	5,478	5,809	22,605	16,525
Silver (ozs.)	225,012	255,394	722,041	778,776
Copper (tonnes)	282	268	976	1,015
Lead (tonnes)	1,056	1,550	4,450	3,940
Zinc (tonnes)	2,943	3,059	10,892	9,386
Percentage payable metal (3)
Gold (%)	94	84	86	84
Silver (%)	86	96	86	90
Copper (%)	95	94	95	93
Lead (%)	85	86	83	76
Zinc (%)	75	78	79	78
(1)	Combined tonnes milled in the first, second, and third quarter of 2021 included 11,577 tonnes, 3,227 tonnes, and 204 tonnes from the Open Pit Mine, respectively. The Open Pit Mine is no longer in production. Additionally, Q1 and Q2 2022 combined tonnes milled includes 1,043 and 215 purchased tonnes, respectively, related to an environmental initiative with a local community. There were no purchased tonnes processed in the third quarter of 2022.
(2)	Based on actual days the mill operated during the period.
(3)	The difference between what we report as “Metal production” and “Metal produced and sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals for which we are paid, net of metal deductions, according to the terms of our sales contracts. The terms of our smelting and trading sales contracts reflect customary commercial terms in the mining industry, with withheld metals ranging from less than 1% up to 30% depending on the product sold (doré, copper concentrate, lead concentrate, or zinc concentrate) and the volume of metals contained within that product. The “Percentage payable metals” is the ratio of Metals production divided by metal produced and sold. Differences can also arise from inventory changes related to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third quarter 2022 compared to third quarter 2021

For the three months ended September 30, 2022, the Don David Gold Mine production totaled 5,851 gold ounces and 261,256 silver ounces, representing a 16% decrease in gold production and a 2% decrease in silver production, from the same period in 2021. The change is a direct result of the lower gold and silver grades processed.

Production Volumes

During the three months ended September 30, 2022, total tonnes milled of 110,682 were 13% higher than in the three months ended September 30, 2021. Metal production for gold, silver, lead, and zinc decreased during the three months ended September 30, 2022 as compared to the same period last year. While metal production generally increased year over year, production in the three months ended September 30, 2022, was lower than metal production in the same period in 2021 due to the Company’s deliberate but temporary slowdown of production to improve safety specific to ground support and ventilation, as well as a more prolonged rainy season in 2022 compared to the same period in 2021.

The paste fill plant continues to provide substantial efficiencies since it commenced operations in 2019 by returning processing waste to underground workings. The paste fill is an effective method of reducing surface tailings and provides structural ground support that allows for more complete mining of mineral reserves. Additionally, the tailings filtration plant and dry stack facility completed in 2021 conserve and recirculate water, eliminate risks related to traditional tailings facilities, accelerate reclamation of certain areas of the open pit mine, and extend the life of the operations. Currently 60% of the tails are sent to the dry stack facility, and the remaining 40% are sent to the underground operations in the form of paste fill for ground support. While the original tailings storage facility is available should the need arises, at this time, there is no plan to deposit tailings in this facility.

Grades & Recoveries

During the three months ended September 30, 2022, the majority of ore processed came from the Arista underground mine with an average gold grade of 1.98 g/t and silver grade of 80 g/t, compared to 2.68 g/t and 91 g/t, respectively, for the same period in 2021. The average gold grade was 26% lower and silver grade 12% lower.

Our base metals average grades during the three months ended September 30, 2022 were 0.37% copper, 1.59% lead, and 4.21% zinc. Copper grades were similar as in the same period in 2021. Lead and zinc grades were 31% and 12% lower, respectively, than in the same period in 2021.

Gold and silver recoveries for the three months ended September 30, 2022 were 82.9% and 91.3%, respectively, reflecting a 1.1% increase for gold and a 1.8% decrease for silver over the same period in 2021. Copper and zinc recoveries for the three months ended September 30, 2022 increased 6.4% and 13.2%, respectively, compared to the same period in 2021. Lead recoveries for the three months ended September 30, 2022 were 71.0%, reflecting a 0.6% decrease over the same period in 2021. Gold recoveries year-to-date have reached design objectives after the installation of the regrind circuit; however, during the third quarter, recoveries for all metals, with the exception of zinc, decreased as a result of a change in the mineralization of the ore processed. The mineralization is being evaluated to identify improvement opportunities that will benefit future recovery rates.

Year-to-date 2022 compared to year-to-date 2021

For the nine months ended September 30, 2022, the Don David Gold Mine production totaled 26,355 gold ounces and 842,636 silver ounces, representing a 35% increase in gold production and a 3% decrease silver production, from the same period in 2021. The change directly results from higher gold grades and lower silver grades.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Production Volumes

During the nine months ended September 30, 2022, total tonnes milled of 376,625 were in line with the same period in 2021. Metal production for gold, lead, and zinc increased during the nine months ended September 30, 2022 as compared to the same period last year, primarily due to increases in grades and recoveries.

Grades & Recoveries

During the nine months ended September 30, 2022, the majority of ore processed came from the Arista underground mine with an average gold grade of 2.57 g/t and silver grade of 75 g/t, compared to 2.04 g/t and 82 g/t, respectively, for the same period in 2021. The average gold grade was 26% higher and silver grade was 8% lower than in the same period in 2021, consistent with the current year mine plan.

Our base metals average grades during the nine months ended September 30, 2022 were 0.37% copper, 1.86% lead, and 4.38% zinc. Lead and zinc grades were 1% and 4% higher, while copper was 6% lower than the same period in 2021, consistent with the current year mine plan. Metal grades are contingent on the location of the ore mined within the deposit and will trend to the average grades reported in the Mineral Reserves and Mineral Resource tables contained in our annual report on Form 10-K for the year ended December 31, 2021.

Gold and silver recoveries for the nine months ended September 30, 2022 were 84.3% and 92.7%, respectively, reflecting a 3.8% and 0.3% increase over the same period in 2021. Gold recoveries have reached design objectives after the installation of the regrind circuit. Copper, lead, and zinc recoveries for the nine months ended September 30, 2022 increased by 0.3%, 1.3%, and 9.8%, respectively, compared to the same period in 2021.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net sales
Gold	$9,109	$10,343	$41,228	$29,720
Silver	4,312	6,217	15,620	20,086
Copper	2,164	2,447	8,969	9,547
Lead	2,075	3,641	9,670	8,641
Zinc	10,003	9,187	40,672	27,193
Less: Treatment and refining charges	(2,860)	(2,328)	(8,745)	(8,210)
Realized and unrealized (loss) gain - embedded derivative, net	(934)	(478)	(1,064)	156
Total sales, net	$23,869	$29,029	$106,350	$87,133
Metal sold
Gold (ozs.)	5,478	5,809	22,605	16,525
Silver (ozs.)	225,012	255,394	722,041	778,776
Copper (tonnes)	282	268	976	1,015
Lead (tonnes)	1,056	1,550	4,450	3,940
Zinc (tonnes)	2,943	3,059	10,892	9,386
Average metal prices realized (1)
Gold ($ per oz.)	$1,627	$1,762	$1,823	$1,790
Silver ($ per oz.)	$18.54	$23.19	$21.65	$25.63
Copper ($ per tonne)	$7,115	$9,092	$9,015	$9,466
Lead ($ per tonne)	$1,882	$2,397	$2,166	$2,231
Zinc ($ per tonne)	$3,186	$3,032	$3,828	$2,924
Precious metal gold equivalent ounces sold
Gold Ounces	5,478	5,809	22,605	16,525
Gold Equivalent Ounces from Silver	2,564	3,361	8,575	11,151
Total AuEq oz	8,042	9,170	31,180	27,676
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.

Third quarter 2022 compared to third quarter 2021

Metal Sold

During the three months ended September 30, 2022, gold sales of 5,478 ounces, silver sales of 225,012 ounces, lead sales of 1,056 tonnes, and zinc sales of 2,943 tonnes decreased by 6%, 12%, 32%, and 4%, respectively, as compared to the same period in 2021. Copper sales increased by 5% during the three months ended September 30, 2022 compared to the same period in 2021.

Average metal prices realized

During the three months ended September 30, 2022, the average metal prices were $1,627 per ounce for gold, $18.54 per ounce for silver, $7,115 per tonne for copper, $1,882 per tonne for lead, and $3,186 per tonne for zinc. Compared to the same period in 2021, the average metal price for zinc increased by 5%, while the average metal price for gold, silver, copper, and lead decreased by 8%, 20%, 22%, and 22%, respectively.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year-to-date 2022 compared to year-to-date 2021

Metal Sold

During the nine months ended September 30, 2022, gold sales of 22,605 ounces, lead sales of 4,450 tonnes, and zinc sales of 10,892 tonnes increased by 37%, 13%, and 16%, respectively, as compared to the same period in 2021. Silver and copper sales decreased by 7% and 4%, respectively, during the nine months ended September 30, 2022 compared to the same period in 2021.

Average metal prices realized

During the nine months ended September 30, 2022, the average metal prices were $1,823 per ounce for gold, $21.65 per ounce for silver, $9,015 per tonne for copper, $2,166 per tonne for lead, and $3,828 per tonne for zinc. Compared to the same period in 2021, the average metal price for gold and zinc increased by 2% and 31%, respectively, while the average metal price for silver, copper, and lead decreased by 16%, 5%, and 3%, respectively.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Doré and concentrate sales	$27,663	$31,835	$116,159	$95,187
Less: Treatment and refining charges	(2,860)	(2,328)	(8,745)	(8,210)
Realized/unrealized derivatives, net	(934)	(478)	(1,064)	156
Sales, net	23,869	29,029	106,350	87,133
Total cost of sales	26,047	20,784	81,186	63,433
Mine gross (loss) profit	(2,178)	8,245	25,164	23,700
Other costs and expenses, including tax:	7,552	6,716	28,202	18,361
Net (loss) income	$(9,730)	$1,529	$(3,038)	$5,339

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$1,103	$448	$314	$519
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$1,831	$1,753	$938	$1,318
Total all-in cost after co-product credits per AuEq oz sold (1)	$2,449	$2,286	$1,323	$1,691

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures”.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third quarter 2022 compared to third quarter 2021

Sales, net

DDGM net sales of $23.9 million for the three months ended September 30, 2022 decreased by $5.2 million, or 18%, when compared to 2021. The decrease in 2022 sales is the result of decreased sales volumes and lower realized metal prices outlined in the sales statistics table above. Additionally, treatment and refining charges during the three months ended September 30, 2022 increased by 23% as a result of an increase in the zinc treatment charge benchmark and spot price.

Total cost of sales

Total cost of sales increased to $26.0 million for the three months ended September 30, 2022 from $20.8 million for the same period in 2021. The $5.2 million increase was primarily related to a $3.1 million increase in depreciation expense and a $2.1 million increase in production costs. Depreciation expense was higher as a result of the addition of $16.9 million capital related to the dry stack and filtration plant and the gold regrind project that were placed in service in 2022, and the Mineral Reserve base being lower in the units of production calculation, resulting in higher depreciation cost per tonne of ore processed. Production costs of $19.4 million for the three months ended September 30, 2022 are 13% higher than the production costs of $17.2 million for the same period in 2021. The increase is directly related to a 13% increase in ore tonnes processed.

Mine gross (loss) profit

For the three months ended September 30, 2022, mine gross profit decreased by 126%, or $10.4 million, compared to the same period in 2021. The decrease was primarily due to a 18%, or $5.2 million decrease in net sales and a 25%, or $5.2 million increase in cost of sales as described above.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors –the grade of ore processed, metal commodity prices, and operating cost unit prices—tend to have a greater impact on the relationship to mine gross profit. For example, in the third quarter of 2022, the volume of ore processed increased 13% compared to the third quarter of 2021; however, sales decreased by 18% and total cost of sales increased by 25%. The decrease in sales is explained by the decrease in grade and metal prices during the third quarter of 2022, and the increase in operating costs is explained by the increase in depreciation in addition to the impact from higher variable costs due to the higher ore tonnes processed.

We expect grades to vary from period to period based on the annual mine plan. The gold and silver grades are expected to trend downwards over time toward the average grade of 1.51 g/t and 77 g/t, respectively (and exclusive of copper, lead, and zinc contained grades), reflected in our Mineral Reserve estimate. However, as capital intensive mine development progresses and infill drilling occurs, opportunities to refine mining methods and eliminate dilution may have a favorable impact on future mined grades.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net (loss) income

For the three months ended September 30, 2022, we recorded net loss of $9.7 million, as compared to net income of $1.5 million during the same period in 2021. The 747% decrease in net income is attributable to the lower mine gross profit discussed above and higher other costs and expenses discussed below, including $3.8 million expenses related to the Back Forty Project.

Year-to-date 2022 compared to year-to-date 2021

Sales, net

DDGM net sales of $106.4 million for the nine months ended September 30, 2022 increased by $19.2 million, or 22%, when compared to the same period in 2021. The increase in 2022 sales is the result of increased sales volumes in gold, lead, and zinc, and higher realized metal prices for gold and zinc outlined in the Sales Statistics table above. Gold ounces sold for the nine months ended September 30, 2022 increased by 6,080 ounces, or 37% over the same period in 2021. Additionally, treatment and refining charges during the nine months ended September 30, 2022 increased by 7% as a result of an increase in the zinc treatment charge benchmark and spot price.

Total cost of sales

Total cost of sales increased to $81.2 million for the nine months ended September 30, 2022 from $63.4 million for the same period in 2021. The $17.8 million increase was primarily related to a $8.5 million increase in depreciation expense and a $9.2 million increase in production costs. Depreciation expense was higher as a result of the addition of $16.9 million capital related to the dry stack and filtration plant and the gold regrind project that were placed in service in 2022, and the Mineral Reserve base being lower in the units of production calculation, resulting in higher depreciation cost per tonne of ore processed. Production costs of $61.2 million for the nine months ended September 30, 2022 are 18% higher than the production costs of $52.0 million for the same period in 2021. The increase is primarily related to a $2.4 million increase in consumable goods driven by price increases, a $1.8 million increase in spare parts utilized for equipment maintenance, a $2.1 million impact related to an increase in headcount and employee wages, and a $1.6 million increase in transportation costs due to a 9% price increase in negotiated transportation cost.

Mine gross (loss) profit

For the nine months ended September 30, 2022, mine gross profit increased by 6%, or $1.5 million, compared to the same period in 2021. The increase was primarily due to a 22%, or $19.2 million increase in net sales offset by a 28%, or $17.8 million increase in cost of sales as described above.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors –the grade of ore processed, metal commodity prices and operating cost unit prices—tend to have a greater impact on the relationship to mine gross profit. For example, in 2022, the volume of ore processed increased 3% compared to 2021; however, sales increased by 22% and total cost of sales increased by 28%. The increase in sales is explained by the increase in gold and zinc grade and metal prices during 2022, and the increase in operating costs is explained by the increase in depreciation in addition to the impact from higher costs related to price increases and increased wages as discussed above.

We expect grades to vary from period to period based on the annual mine plan. The gold and silver grades are expected to trend downwards over time toward the average grade of 1.51 g/t and 77 g/t, respectively (and exclusive of copper, lead and zinc contained grades), reflected in our Mineral Reserve estimate. However, as capital intensive mine development progresses and infill drilling occurs, opportunities to refine mining methods and eliminate dilution may have a favorable impact on future mined grades.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net (loss) income

For the nine months ended September 30, 2022, we recorded net loss of $3.0 million, as compared to net income of $5.3 million during the same period in 2021. The 157% decrease in net income is attributable to the higher mine gross profit discussed above, offset by higher other costs and expenses discussed below, including $6.5 million or 177% higher exploration costs.

Other Costs and Expenses, Including Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	$1,799	$2,355	$5,618	$6,070
DDGM exploration expenses	1,143	1,805	3,190	3,660
Back Forty Project expenses	3,830	-	6,925	-
Restructuring expenses	-	-	-	496
Stock-based compensation	450	30	1,617	711
Realized and unrealized (gain) loss on zinc zero cost collar	(218)	184	120	184
Other expense, net	765	(10)	1,817	543
Total other costs and expenses	7,769	4,364	19,287	11,664
Provision for income taxes	(217)	2,352	8,915	6,697
Total other costs, including taxes	$7,552	$6,716	$28,202	$18,361

General and administrative expenses – For the three and nine months ended September 30, 2022, general and administrative expenses were $1.8 million and $5.6 million, respectively, representing a 24% and 7% decrease from the same period of 2021 primarily due to costs in 2021 related to employee and management changes.

DDGM Exploration expenses – For the three and nine months ended September 30, 2022, exploration expenses in DDGM totaled $1.1 million and $3.2 million, respectively, compared to $1.8 million and $3.7 million for the same period in 2021. Exploration activities in Oaxaca, Mexico decreased compared to the same period in 2021 due to the work being conducted to enhance community relationships.

Back Forty Project expenses – For the three and nine months ended September 30, 2022, feasibility study and permitting costs, totaled $3.8 million and $6.9 million, respectively. There were no expenses for the Back Forty Project for the same period in 2021 as the project was not acquired until December 2021. Until a Mineral Reserve and Mineral Resource is defined by Gold Resource Corporation, Back Forty expenditures will continue to be reported as advanced exploration expense.

Stock-based compensation – Stock-based compensation increased by $0.4 million and $0.9 million, respectively, for the three and nine months ended September 30, 2022 compared to the same period in 2021. This increase is mainly due to the equity awarded in March 2022 to Senior Management related to 2021 performance, equity awarded in June 2022 related to Senior Management’s 2022 compensation structure, and DSUs granted in March 2022 to the Board of Directors related to their 2022 compensation structure. Equity awards were not issued to Senior Management during 2021. Management continues to work with an independent compensation consultant to evaluate the stock-based compensation program.

Realized and unrealized loss on zinc zero cost collar – For the three and nine months ended September 30, 2022, respectively, a $0.2 million gain and a $0.1 million loss was recorded related to the zinc zero cost collar. The zinc forward price decreased from $3,666 per tonne as of December 31, 2021 to $2,978 per tonne as of September 30, 2022. This decrease resulted in the $1.8 million liability as of December 31, 2021 turning into a $0.4 million asset as of September 30, 2022. The year-to-date loss of $0.1 million is the result of the year-to-date realized loss of $2.4 million offset by the $2.3 million unrealized gain related to the zero cost collars that will mature October through December 2022.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other expense, net – For the three and nine months ended September 30, 2022, respectively, $0.8 million and $1.8 million of other expense was recorded compared to $0.0 million income and $0.5 million other expense during the same period of 2021. The $1.2 million increase in the year-to-date expense is primarily due to a $1.1 million increase in realized and unrealized foreign exchange loss and $0.6 million in interest expense related to the gold and silver stream liabilities assumed with the Aquila acquisition, offset by lower employee benefit obligations as the initial balance as a result of the Mexico Labor Reform was recorded as other expense in 2021 and going forward, they will be included in production costs. See Note 18 - Other expense, net for a detailed breakdown.

Provision for income taxes – For the three and nine months ended September 30, 2022, respectively, income tax benefit was $0.2 million and income tax expense was $8.9 million, a 109% decrease and a 33% increase from $2.4 million and $6.7 million expense for the same period in 2021. The decrease in income tax expense for the three months ended September 30, 2022 is driven by the 356% decrease in the three-month net income before income taxes. The increase in the income tax expense for the nine months ended September 30, 2022 is primarily due to a higher effective tax rate driven by the 2022 Tax Reform that decreased allowable deductions and a $0.8 million deferred tax liability recorded related to the 5% withholding tax on funds available for transfer to the U.S. as dividends in the future.

Other Non-GAAP Financial Measures

Total cash cost after co-product credits per AuEq oz sold – For the three months ended September 30, 2022, the total cash cost after co-product credits per AuEq oz sold is $1,103 compared to $448 for the three months ended September 30, 2021. During the third quarter of 2022, total cash cost per ounce is higher due to the lower amount of co-product credits we received related to the lower base metal prices realized, the 12% decrease in total number of gold equivalent ounces sold in the quarter, and higher production costs discussed above.

For the nine months ended September 30, 2022, the total cash cost after co-product credits per AuEq oz sold is $314 compared to $519 for the same period in 2021. Year-to-date 2022, total cash cost per ounce is lower due to the higher amount of co-product credits we received during the first half of the year and the 13% increase in total number of gold equivalent ounces sold. These favorable impacts to total cash cost after co-product credits were offset by higher production costs discussed above.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold – For the three months ended September 30, 2022, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $1,831 compared to $1,753 for the same period in 2021. The increase is directly related to the higher cash costs per ounce discussed above offset by lower sustaining capital expenditures.

For the nine months ended September 30, 2022, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $938 compared to $1,318 for the same period in 2021. The decrease is directly related to the lower cash costs per ounce discussed above offset by higher sustaining capital expenditures and stock-based compensation.

Total all-in cost after co-product credits per AuEq oz sold – For the three months ended September 30, 2022, the total all-in cost after co-product credits per AuEq oz sold was $2,449 compared to $2,286 for the same period in 2021. The increase is due to the higher all-in sustaining costs discussed above and higher exploration expense related to advancing the Back Forty feasibility study work and permitting activities.

For the nine months ended September 30, 2022, the total all-in cost after co-product credits per AuEq oz sold was $1,323 compared to $1,691 for the same period in 2021. The decrease is due to the lower all-in sustaining costs discussed above offset by higher exploration expense related to advancing the Back Forty feasibility study work and permitting activities.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures.”

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 Capital and Exploration Investment Summary

		For the nine months ended September 30, 2022	2022 full year projection
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$5,251	$7.0 - 8.0 million
Infill Drilling and Exploration Development	Capital	5,056	7.0 - 7.5 million
Other Sustaining Capital	Capital	1,922	2.0 - 2.5 million
Subtotal of Sustaining Investments:		12,229
Growth Investments:
DDGM growth:
Gold Regrind	Capital	745	-
Dry Stack Completion	Capital	1,149	-
Surface Exploration / Other	Exploration	1,641	2.0 - 2.5 million
Underground Exploration Drilling	Exploration	1,549	2.0 - 2.5 million
Back Forty growth:
Back Forty Feasibility Study & Permits	Exploration	6,925	9.0-9.5 million
Subtotal of Growth Investments:		12,009
Total Capital and Exploration:		$24,238	$29.0 - 32.5 million

The Company’s investment in Mexico continued in the third quarter of 2022 totaling $17.3 million year-to-date. Our investment in Mexico is focused on favorably impacting our environment, social and governance programs while creating operational efficiencies and longevity. At the Back Forty Project, $6.9 million has been invested in feasibility and permitting initiatives year-to-date.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underground and Exploration Development:

Mine development during the quarter included ramps and access to different areas of the deposit, ventilation shafts, and exploration development drifts. A total of 3,210 meters of development, at a cost of $7.5 million (864 meters at a cost of $2.2 million in the third quarter), was completed during the year through September 30, 2022. Through September 30, 2022, underground mine development was $5.3 million and exploration development was $2.2 million (included in Infill Drilling and Exploration Development in the table above). As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine, which deliberately but temporarily slowed underground and exploration development. We plan to invest a total of $7.0 million to $8.0 million in underground development and an additional $3.5 million to $4.0 million in exploration development in 2022.

Underground safety inspection and ventilation survey

Back Forty Feasibility and Permitting:

Work on the optimized feasibility study progressed during the third quarter of 2022. Mine planning, process plant design and site layout and infrastructure were significantly completed during the quarter. Current initiatives are focused on finalizing the financial models with operating and capital costs, which may be subject to some volatility due to the inflationary market conditions. Environmental and cultural resource considerations have been a key factor in the overall project design. On August 5, 2022, the Company was invited by Michigan’s Department of Environment, Great Lakes and Energy to participate in a Scoping Environmental Impact Assessment Meeting to present the initial site plan and other key improvements being incorporated into the Back Forty Project’s optimized feasibility study. This was an opportunity to meet with tribal representatives to promote the Back Forty Project, which is focused on favorably impacting our environment, social and governance programs, while identifying economic and operational efficiencies. The feasibility study work for the Back Forty Project progressed during the third quarter of 2022. Work related to metallurgy and the economic model is expected to continue into 2023. Permit applications will not be submitted with state agencies in Michigan until the completion of the feasibility study.

2022 DDGM Exploration Updates

Our portfolio of properties that make up our Don David Gold Mine are located along a 55 kilometer trend of the San Jose structural corridor in the Sierra Madre Sur mountain range. This structural corridor trends north 70 degrees west and

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

spans three historic mining districts within Oaxaca. Surface exploration activity continues on several properties with a goal to define priority drill targets, demonstrating our commitment to a long-term investment in Oaxaca, Mexico.

Underground exploration drilling is ongoing, when access is available, from various locations within the Arista mine: 1) to continue testing of the Three Sisters Zone, as well as other new vein targets and 2) to further define and expand the Mineral Reserves and Mineral Resource of the current vein systems in production. The previously discussed temporary slowdown of mine development and exploration during the third quarter impacted the timing of the definition and expansion of Mineral Resources and Mineral Reserves. Work on exploration development headings will resume in the fourth quarter, which will enable further expansion and infill drilling to advance in 2023 on both the Arista and Switchback vein systems.

During the quarter, we completed 4 exploration drill holes (2,409 meters) and 48 infill drill holes (8,590 meters). Year-to-date, we have completed 16 exploration drill holes (8,003 meters) and 127 infill drill holes (18,641 meters).

●	Infill drilling continued to focus on the Arista vein system up- and down-dip of existing workings. Additional drilling in the Switchback system continued in the third quarter. Infill drilling continues to confirm zones of high-grade mineralization within the resource model as well as additional mineralized structures outside existing models, in the third quarter, for instance, in the Marena zone (Arista), and Sarabi and Susana N veins (Switchback).
●	Exploration drilling continued to test expansion of the Switchback system to the southeast at depth and along strike and we have confirmed the continuation of the system. During Q4 we plan to continue exploration in the Three Sisters and northwestern part of the Switchback system. The Switchback system extends for over a kilometer along a NW-SE strike and remains open in both directions as well up- and down-dip.

Susana N vein, from Switchback drilling 2022

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Surface exploration programs continued to be performed in the Alta Gracia mining district and focused on soil sampling in the Fundicion zone. Below is a map of the Alta Gracia Project.

Alta Gracia Project
OAXACA
Alta Gracia
N
Mirador Portal
Independencia Portal
To Oaxaca
To Arista Mine
Fundición prospect
San Pedro Totolapan
San Juan Guegoyache
786000
788000
790000
792000
794000
796000
798000
1850000
1848000
1846000
1844000
0 0.3750.75 1.5
Km
0 0.25 0.5 1
Miles
Legend
Towns
Mines
Electricity Line
Roads
Side Roads
Mine Access
Highway 190

PROJECT LOCATION MAP			
PROJECT	ALTAGRACIA	DATE:	SEPTEMBER 2022
LOCATION	SAN JUAN GUEGOYACHI, TOTOLAPAM, OAXACA	DATUM	UTM WGS 84 ZONE 14N

Don David Gold México

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The following table summarizes the Company’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except per oz)
Precious metal gold equivalent ounces sold (oz)	8,042	9,170	31,180	27,676
Total production (1)	$19,380	$17,216	$61,176	$51,982
Treatment and refining charges (2)	2,860	2,328	8,745	8,210
Co-product credits (2)	(13,369)	(15,434)	(60,128)	(45,841)
Total cash cost after co-product credits	8,871	4,110	9,793	14,351
Total cash cost after co-product credits per AuEq oz sold	$1,103	$448	$314	$519
Sustaining - capitalized expenditure (3)	3,605	4,356	12,229	8,568
Sustaining - Exploration Expenditure (3)	-	5,224	-	6,781
Subtotal of DDGM sustaining costs	3,605	9,580	12,229	15,349
DDGM all-in sustaining cost after co-product credits per AuEq oz sold	1,551	1,493	$706	$1,073
Sustaining - general and administrative, including stock-based compensation expenses	2,249	2,385	7,235	6,781
Consolidated all-in sustaining cost after co-product credits	14,725	16,075	29,257	36,481
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	$1,831	$1,753	$938	$1,318
Non-sustaining cost- capital expenditure (3)	-	3,085	1,894	6,649
Non-sustaining cost- exploration expenditure (1)	4,973	1,805	10,115	3,660
Subtotal of non-sustaining costs	4,973	4,890	12,009	10,309
Total all-in cost after co-product credits	19,698	20,965	41,266	46,790
Total all-in cost after co-product credits per AuEq oz sold	$2,449	$2,286	$1,323	$1,691

(1)	Refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Operations
(2)	Refer to Item 1. Financial Statements: Note 3 - Revenue. The prior year (2021) Co-product credits were adjusted to include realized embedded derivatives.
(3)	Sum of, refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Cash Flows

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2021				2022
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Operating Data
Total tonnes milled	138,980	129,590	98,010	135,398	136,844	129,099	110,682
Average Grade
Gold (g/t)	1.68	1.93	2.68	1.93	3.00	2.63	1.98
Silver (g/t)	72	77	91	82	81	64	80
Copper (%)	0.43	0.36	0.37	0.38	0.41	0.32	0.37
Lead (%)	1.70	1.63	2.29	2.17	1.97	1.99	1.59
Zinc (%)	4.29	3.64	4.79	4.77	4.89	4.00	4.21
Metal production (before payable metal deductions)
Gold (ozs.)	6,097	6,555	6,933	6,853	11,187	9,317	5,851
Silver (ozs.)	307,610	295,979	265,829	330,873	332,292	249,088	261,256
Copper (tonnes)	441	368	284	413	431	303	296
Lead (tonnes)	1,737	1,654	1,808	2,345	2,073	2,020	1,249
Zinc (tonnes)	4,377	3,683	3,920	5,349	5,562	4,282	3,901
Metal produced and sold
Gold (ozs.)	5,019	5,697	5,809	6,119	8,381	8,746	5,478
Silver (ozs.)	253,061	270,321	255,394	287,805	265,407	231,622	225,012
Copper (tonnes)	382	365	268	405	408	286	282
Lead (tonnes)	1,176	1,214	1,550	2,059	1,639	1,755	1,056
Zinc (tonnes)	3,134	3,193	3,059	4,167	4,359	3,590	2,943
Average metal prices realized
Gold ($ per oz.)	$ 1,787	$ 1,822	$ 1,762	$ 1,811	$ 1,898	$ 1,874	$ 1,627
Silver ($ per oz.)	$ 26.77	$ 26.88	$ 23.19	$ 23.51	$ 23.94	$ 22.05	$ 18.54
Copper ($ per tonne)	$ 8,873	$ 10,375	$ 9,092	$ 9,768	$ 10,144	$ 9,275	$ 7,115
Lead ($ per tonne)	$ 2,082	$ 2,162	$ 2,397	$ 2,339	$ 2,347	$ 2,168	$ 1,882
Zinc ($ per tonne)	$ 2,797	$ 2,945	$ 3,032	$ 3,466	$ 3,842	$ 4,338	$ 3,186
Precious metal gold equivalent ounces sold
Gold Ounces	5,019	5,697	5,809	6,119	8,381	8,746	5,478
Gold Equivalent Ounces from Silver	3,791	3,999	3,356	3,736	3,348	2,729	2,564
Total AuEq oz	8,810	9,696	9,165	9,855	11,729	11,475	8,042
Financial Data ($'s in thousands except for per ounce)
Total sales, net	$ 27,268	$ 30,836	$ 29,029	$ 38,063	$ 45,417	$ 37,064	$ 23,869
Earnings from mining operations before depreciation and amortization	11,974	11,259	11,766	17,744	25,281	15,281	4,431
Total cash cost after co-product credits per AuEq oz sold	408	713	466	73	(121)	247	1,103
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	937	1,280	1,031	451	499	799	1,831
Production Costs	15,243	19,523	17,216	20,252	20,074	21,722	19,380
Production Costs/Tonnes Milled	110	151	176	150	147	168	175
Earnings before interest, taxes, depreciation and amortization	8,520	7,413	7,402	10,304	15,328	13,716	(3,338)
Operating Cash Flows	6,831	9,298	5,743	12,911	4,230	7,976	(4,292)
Net income	2,527	1,283	1,529	2,689	4,019	2,673	(9,730)
Earnings per share - basic	$ 0.03	$ 0.02	$ 0.02	$ 0.03	$ 0.05	$ 0.03	($ 0.11)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2022, the working capital of $28.9 million, consists of current assets of $48.3 million and current liabilities of $19.5 million. This represents a 1% or $0.4 million decrease from the working capital balance of $29.3 million as of December 31, 2021. The primary factors influencing the decrease in our working capital was a decrease in the liability related to the zinc zero cost collar, as well as the cash provided by operating activities of $7.9 million, offset by $15.3 million of cash used in investing activities as reported in the Condensed Consolidated Interim Statements of Cash Flows. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, income taxes, and shareholder dividends. We believe that as a result of our cash balances, the performance of our current and expected operations, and the current metals prices, we will be able to meet our obligations and other potential cash requirements for at least the next 12 months from the date of this report.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the approval of the Back Forty Project by the Company’s Board of Directors and securing project financing. Project financing is not expected to be required any earlier than 2024.

Cash and cash equivalents as of September 30, 2022 decreased to $22.5 million from $33.7 million as of December 31, 2021, a net decrease in cash of $11.2 million. The decrease is primarily due to cash spent on capital and exploration expenditures at DDGM and at the Back Forty Project, equity investment in Maritime, and tax payments for the 2021 and 2022 tax years, offset by cash inflow from operations.

Of the $22.5 million cash balance as of September 30, 2022, $20.3 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has provided excess cash for U.S. operations and projects.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $7.9 million compared to $21.9 million for the same period in 2021. Investing activities are mainly attributable to continued reinvestment in DDGM.

Net cash used in investing activities of $15.3 million for the nine months ended September 30, 2022 was in line with the $15.2 million from the same period in 2021.

Net cash used in financing activities for nine months ended September 30, 2022 was a net outflow of $3.0 million compared to a net outflow of $2.2 million for same period in 2021. The change is primarily related to option exercises settled in cash in 2022.

While current macro risk factors, such as economic uncertainties, supply chain interruptions, and COVID-19 have not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time. However, we believe there is sufficient liquidity and capital resources to fund operations and corporate activities for the foreseeable future.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico and in Michigan, USA for development and exploration activities;
●	The anticipated beneficial impacts of the recently constructed dry stack tailings facility;
●	The expected timing for the Back Forty feasibility study, permitting, detailed engineering, and project financing;
●	Our expectations regarding future grades from mining at DDGM;
●	Expectations regarding 2022 capital investment, exploration spending, and general and administrative costs;
●	Future exploration plans at DDGM;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources (“Mineral Resources”) and Mineral Reserves (“Mineral Reserves”);
●	Our expectations regarding the future payment of dividends; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as floods, earthquakes, and any other natural disasters;
●	The inherent uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under “Risk Factors”.

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

Gold Resource Corporation

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment delivery to the customer. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment delivery and final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment delivery. Please see Note 14—Derivatives in this Condensed Consolidated Interim Financial Statements and Notes for additional information.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of September 30, 2022. This evaluation included consideration of the material weakness in internal controls over financial reporting that was identified and disclosed in our annual report on Form 10-K for the year ended December 31, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 as the material weakness has not yet been fully remediated. Notwithstanding such material weakness in internal control over financial reporting, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations, and our cash flows for the periods presented in this quarterly report, in conformity with U.S. GAAP.

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

Due to the complexity of the acquisition, limited timing from the close of the transaction and the inherent limitation of internal controls over financial reporting, management concluded that our internal control over financial reporting as of December 31, 2021, had a material weakness related to the operating effectiveness of review controls over the accounting for and valuation of acquired assets and liabilities in the application of the acquisition method of accounting for asset acquisitions. All other internal controls over financial reporting as of December 31, 2021 and September 30, 2022 remained effective. Management continues to enhance documentation for significant (e.g., implementation of the PSU program) and /or unique (e.g., Maritime investment) transactions and evaluate if any additional action is required to further resolve and fully remediate the material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three and nine months ended September 30, 2022, other than those enhancements to documentation discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation for the three and nine months ended September 30, 2022, formatted in inline XBRL: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: October 31, 2022		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: October 31, 2022		/s/ Kimberly C. Perry
	By:	Kimberly C. Perry,
Chief Financial Officer

Gold Resource Corporation