Form 10-K
period 2022-12-31
GOLD RESOURCE CORP
filed 2023-03-13
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

Large accelerated filer	◻	Accelerated filer	⌧

Non-accelerated filer	◻	Smaller reporting company	⌧

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $143,742,704 based on the closing price of the common stock of $1.63 as reported on the NYSE American.

As of March 9, 2023, there were 88,398,109 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2023 annual meeting of shareholders will be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2022, and are incorporated by reference into Part III of this Form 10-K.

Gold Resource Corporation

2022 HIGHLIGHTS

Highlights for the full year ended December 31, 2022 are summarized below and discussed further in our Management’s Discussion and Analysis:

Strategic:

●	Our balance sheet remains strong with a $23.7 million cash balance as at December 31, 2022. The decrease of $10.0 million from December 31, 2021 is after:
o	cash inflow of $14.2 million from operating activities for 2022, which included $18.6 million of income tax payments for tax years 2021 and 2022 and $8.8 million investment in the Back Forty Project feasibility study and permitting work;
o	distributing to shareholders $3.5 million in shareholder dividends ($0.9 million in the fourth quarter of 2022, totaling approximately $123 million since 2010); and
o	investing Canadian dollar (“C$”) 2.4 million (approximately U.S. dollar $1.7 million) in Maritime Resources Corp. (TSX-V: MAE.V) (“Maritime”) in exchange for 9.9% of Maritime’s shares in a private placement.
●	Working capital at December 31, 2022 was $21.4 million, a 27% decrease over December 31, 2021 working capital of $29.3 million; the decrease is primarily driven by the decline in cash balance discussed above.
●	Don David Gold Mine (“DDGM”) total cash costs (after co-product credits) and total all-in sustaining cost per gold equivalent (“AuEq”)[1] ounce sold were $458 and $788, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures.
●	The Company published its 2022 inaugural Environmental, Social, and Governance (“ESG”) Report on March 8, 2023.
●	On February 13, 2023, the Company announced the suspension of future quarterly dividends to protect our balance sheet and to focus capital resources on exploration and growth opportunities.

Don David Gold Mine:

●	The DDGM safety program aims to bolster the overall health and safety culture of our employees.
o	There were six lost time incidents during 2022. The incidents were thoroughly investigated, and the appropriate actions were taken.
o	The full year lost time injury frequency rate per million hours of 2.5 which is substantially below the 5.7 Camimex (Mexican Chamber of Mines) benchmark[2].
●	DDGM received the Mexican Empresa Socialmente Responsable (“ESR”) award in 2022 for the eighth consecutive year.
●	The Don David Gold Mine produced and sold a total of 42,757 gold equivalent ounces, comprising of 30,119 gold ounces and 1,057,209 silver ounces, sold at an average price per ounce of $1,801 and $21.53, respectively.
●	During the year, exploration continued to focus on infill drilling with encouraging results from the Arista, Three Sisters, and Switchback vein systems. However, we faced several technical challenges that slowed drift extensions to multiple underground drill stations. Those technical challenges have been addressed, and we are well positioned to conduct step-out drilling in multiple highly prospective areas.
●	In 2022, the Company purchased over two thousand tonnes of tailings material for $0.3 million from a third-party artisanal mining operation as a collaborative initiative with the local community. DDGM then processed the material to ensure the proper environmental treatment and storage of the material.

Back Forty Project:

●	The feasibility study work for the Back Forty Project in Michigan, USA progressed during 2022. Work related to metallurgy and the economic model will continue with a deliberate and measured approach and is expected to be completed in the first half of 2023.
●	Once the feasibility study is completed, the Company’s Board of Directors will evaluate the current economic climate and make a decision on how to move forward with the permitting and construction of the Back Forty Mine.
●	The Company continues to meet with the community and government agencies to demonstrate the value of this project.

1 Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold, converted to gold equivalent ounces using the gold to silver average realized price ratio for the period.

2 Further information regarding the Mexican Chamber of Mines benchmark can be found at https://www.camimex.org.mx/index.php/estadisticas/Seguridad. Information contained therein is not a part of this report and is not incorporated by reference herein.

Gold Resource Corporation

FORWARD LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico and in Michigan, USA for development and exploration activities;
●	The anticipated beneficial impacts of the recently constructed dry stack tailings facility;
●	The expected timing for the Back Forty feasibility study, permitting, detailed engineering, and project financing;
●	Our 2023 guidance for payable production, cash costs per ounce after co-product credits, and all-in sustaining costs per ounce after co-product credits;
●	Expectations regarding 2023 DDGM and Back Forty investment;
●	Expectations regarding 2023 general and administrative costs;
●	Expectations regarding sources and uses of cash during the twelve months ending December 31, 2023;
●	Future exploration plans at DDGM;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources (“Mineral Resources”) and Mineral Reserves (“Mineral Reserves”);
●	The sufficiency of our water rights;
●	Our expectations regarding the future payment of dividends;
●	Anticipated grades from future production;
●	Our ability to locate another customer to purchase our products if the relationship with our existing customers is interrupted; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of any pandemic, including the duration, spread, severity, and any repeated resurgence of a pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of a pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;

Gold Resource Corporation

●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as floods, earthquakes, and any other natural disasters;
●	The uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under “Risk Factors”.

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

Gold Resource Corporation

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

On December 10, 2021, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc (the “Aquila Transaction”). Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership and leases with the State of Michigan. The company is currently advancing work on an optimized feasibility study, followed by permit applications.

In this report, “Company,” “GRC,” “our,” “us,” and “we” refer to Gold Resource Corporation together with its subsidiaries, unless the context otherwise requires. See the glossary for additional definitions.

Gold Resource Corporation

Mexico Production Stage Properties:

The primary production stage properties at DDGM commenced operations in 2010. The current operations include the Arista underground mine and the DDGM processing facility. The DDGM processing facility currently produces doré and metal concentrates from ore mined at the Arista Mine. The Arista Mine was expanded in 2016 with the development of the Switchback vein system. The Arista Mine portal is located approximately two kilometers from the processing facility. Additionally, underground mining at the Alta Gracia mine was conducted from 2017 to 2019. Alta Gracia is approximately 32 kilometers from the processing facilities.

The Arista and Alta Gracia mines include a total of approximately 30,000 hectares of mining concessions, access roads from a major highway, haul roads, a processing facility and adjoining buildings, an assay lab, a now depleted open pit, underground mines, tailings facilities, and other infrastructure. Please see Item 2. Properties for additional information.

View of the Depleted Open Pit and Dry Stack Facility

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

Gold Resource Corporation

existing infrastructure, and our large property position by continuing to invest in exploration and development. Please see Item 2. Properties for additional information.

Back Forty Project:

There is a long history of exploration, and studies being performed at the Back Forty Project. In 2014, a Preliminary Feasibility Study prepared under Canadian National Instrument 43-101 (“NI 43-101”) was completed which contemplated an open pit mine and processing operation. In October 2019, Aquila filed a NI 43-101 Feasibility Study which estimated the open pit project would produce 1.1 million gold equivalent ounces over a seven-year mine life. Over the next couple of years, the necessary permits were obtained. In August 2020, a Preliminary Economic Assessment was published. In January 2021, the water permit was revoked due to a technicality related to a contingent condition established in the permit. In 2021, an optimized feasibility study was initiated to address the mine’s footprint, potential for an underground mine, wetland mitigation, and other key construction and design decisions. The feasibility study is ongoing with permitting planned to follow. Please see Item 2. Properties for additional information.

Administrative Offices:

Our principal executive offices are located at 7900 E. Union Ave, Suite 320, Denver, Colorado 80237, and our telephone number is (303) 320-7708. The Company maintains a website at www.goldresourcecorp.com. Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report. The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site (www.sec.gov) on which the reports that we file with the SEC are available to review. The SEC filings can also be accessed through our website.

Before the Aquila Transaction, Aquila’s common shares were traded on the Toronto Stock Exchange (“TSX”) under the ticker symbol AQA. Effective December 10, 2021, Aquila ceased to be a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and Nova Scotia. At the same time, GRC became a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and Nova Scotia by virtue of the completion of the acquisition. As a Canadian Issuer, GRC is now required to file reports on the System for Electronic Document Analysis and Retrieval (“SEDAR”) in Canada. All financial statements filed on SEDAR will conform to United States Generally Accepted Accounting Principles (“U.S. GAAP”).

Gold Resource Corporation

2022 Developments

For the year ended December 31, 2022, the Company reported a net loss of $6.3 million. The loss is mainly a result of the Company’s investment in the Back Forty Project and higher depreciation, depletion, and amortization at DDGM. Financial results for 2022 include revenue of $138.7 million and mine gross profit of $29.7 million. The Company achieved solid production results for the year totaling 34,122 gold ounces, 1,213,404 silver ounces, 1,436 copper tonnes, 6,665 lead tonnes, and 17,943 zinc tonnes despite DDGM experiencing some ground support challenges. Production, mine development, and exploration at the mine were temporarily slowed in the third and fourth quarters of 2022 to improve safety specific to ground support and ventilation.

Eighth consecutive ESR award

The Company published its 2022 inaugural Environmental, Social, and Governance (“ESG”) Report on March 8, 2023. For the eighth consecutive year, the Don David Gold Mine received the prestigious ESR award from the Mexican Center for Philanthropy (“CEMEFI”). Awards are given to organizations that demonstrate a commitment to supporting social and environmental protection programs within their local communities.

Our 2022 exploration activities were focused on drilling at the Arista and Switchback vein systems in the Arista Mine. We completed 182 underground diamond drill holes totaling 34,829 meters, including 24 expansion drill holes totaling 11,969 meters and 158 infill drill holes totaling 22,860 meters inside the Arista mine during 2022. During 2022, we completed 1,001 meters of drift development to position us for a successful 2023 drilling program.

The Arista system drill program targeted the delineation of multiple high-grade narrow veins up- and down-dip of existing workings to define additional Mineral Reserves. The Switchback drill program, including the Three Sisters vein system, targeted the expansion and delineation of multiple high-grade parallel veins to define additional Mineral Reserves and Mineral Resources. Surface exploration activity focused on the Alta Gracia property with surface mapping and a soil geochemistry sampling program undertaken in an area to the south and southeast of the historical Independencia mine operations. This work identified several targets for follow-up exploration activity. Our exploration efforts demonstrate our commitment to long-term investment in Oaxaca, Mexico.

For the Back Forty Project, work continued throughout 2022 on an optimized feasibility study. The engineering team continues to evaluate and improve all aspects of the project design and the basis of estimates. Trade-off studies, improved estimates, and improved metallurgical recovery work are ongoing and expected to be completed in the first half of 2023. Pending favorable results, the Company will apply for all necessary permits. The Company continues to monitor a Petition by the Menominee Indian Tribe of Wisconsin (MITW) to have an area along the Menominee River, which includes a portion of the mine area, registered as a cultural landscape with the Keeper of the National Register of Historic Places. We are also monitoring the U.S. Army Corps of Engineers’ review of a petition by the MITW to have the Menominee River designated as Navigable under Section 10 of the Rivers and Harbor Act.

Gold Resource Corporation

2023 Guidance

The Company’s focus continues to be on unlocking the value of the Arista mine, existing infrastructure, and large property position in Oaxaca, Mexico. Therefore, we plan to make significant investments for infrastructure and exploration in 2023. Additionally, we will continue to work toward the delivery of the optimized feasibility study for the Back Forty Project and preparatory work for future submission of permit applications.

Measure	2023 Guidance
Payable Production	17,000 to 19,000 Gold Ounces 900,000 to 1,000,000 Silver Ounces 30,000 to 31,000 Gold Equivalent Ounces
Cash Costs after co-product credits per gold equivalent AuEq ounce (1)	$1,000 to $1,050
All-in Sustaining Costs after co-product credits per AuEq ounce (1) (2)	DDGM: $1,250 to $1,350 Consolidated: $1,650 to $1,750
Capital Investment	$6 to $7 million
Exploration Commitment	$3 to $4 million Sustaining Exploration $6 to $7 million Growth Exploration
General and Administrative Costs (“G & A”)	$8.5 to $9.5 million, excluding Stock-based Compensation
(1)	Calculations of cash cost after co-product credits per gold equivalent ounce and all-in sustaining cost after co-product credits per gold equivalent ounce are non-GAAP financial measures. Please see the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures” below for a complete reconciliation of the non-GAAP measures to U.S. GAAP.
(2)	Co-product credits directly impact the Cash Costs and AISC per AuEq ounce calculation. Guidance is based on approximately 4,200 tonnes of lead sold at an $0.91 per pound metal price, approximately 1,200 tonnes of copper sold at a $3.80 per pound metal prices, and 11,200 tonnes of zinc sold at a $1.40 per pound metal price.

The table above contains forward-looking projections about our financial condition, results of operations, and business. These projections are subject to numerous assumptions, risks, and uncertainties, which are discussed in Item 1A. Risk Factors. Because these projections are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures below for a discussion of the calculation of Cash Costs per Ounce and All-in Sustaining Costs per Ounce, which are non-GAAP measures.

Dividends

During 2022, we paid dividends of $0.04 per share. In February 2023, we announced the suspension of our quarterly dividend until such time that it may become practicable to reinstate. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information regarding our Dividend Policy.

Insurance

Our business is capital intensive and requires ongoing investment for the replacement, modernization, or expansion of equipment and facilities. For more information, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, below. We maintain insurance policies against

Gold Resource Corporation

property loss and business interruption and insure against most risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability, and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Please see Item 1A. Risk Factors, below for additional information.

Competitive Business Conditions

The acquisition of gold and silver properties is subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. In 2021, we successfully acquired the Back Forty Project as discussed above. We expect to continue our significant investment in exploration and growth activities in the future; however, competition for acquiring mineral prospects will continue to be intense.

Government Regulations and Permits

In connection with mining, milling, and exploration activities in Mexico, we are subject to Mexican federal, state, and local laws and regulations governing the protection of the environment, including laws and regulations relating to the protection of air and water quality, hazardous waste management, mine reclamation, as well as the protection of endangered or threatened species. The government department responsible for environmental protection in Mexico is Secretaria de Medio Ambiente y Recursos Naturales (“SEMARNAT”). SEMARNAT has broad authority over environmental regulations and standards. Potential areas of environmental consideration for mining companies, such as ours, include but are not limited to acid rock drainage, cyanide containment and handling, contamination of water sources, dust, and noise.

For operations at our Don David Gold Mine, we have secured and continue to maintain various regulatory permits from federal, state, and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality, water issues, hazardous and waste management, and the plans and obligations for reclamation of the properties at the conclusion of operations. These laws and regulations are continually changing and are generally becoming more restrictive.

Our production stage mines in Mexico have reclamation plans in place that we believe meet all applicable legal and regulatory requirements. As of December 31, 2022, $10.4 million has been accrued on our Consolidated Balance Sheets for reclamation costs relating to our production and exploration stage properties in Mexico.

The State of Michigan has been delegated authority under federal environmental law to issue all necessary environmental permits required for the Back Forty project. The State of Michigan’s “Natural Resource Environmental Protection Act” provides rules and regulations for the State Department of Environment, Great Lakes and Energy (EGLE) to issue permits for mining, treated wastewater discharge, air emissions, and related environmental permits necessary for the project.

Customers

During the year ended December 31, 2022, two customers accounted for 84% of our revenue from DDGM. In the event that our relationship with any of the customers is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products in a timely manner on substantially similar terms. However, any interruption could temporarily disrupt the sale of our principal products and materially adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

We value excellence and recognize that embracing the diverse backgrounds, skills, and perspectives of the workforce will lead to a competitive advantage. We are committed to leading by example and maintaining a fair and

Gold Resource Corporation

inclusive work environment built on mutual respect and integrity. Diversity means understanding, accepting, respecting, and valuing differences among people regardless of age, gender, race, ethnicity, culture, religion or spiritual practices, disabilities, sexual orientation, gender identity, family status, or veteran status.

We believe we have good morale and a dedicated workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing employees and new hires. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees and directors by granting stock-based compensation awards that align employee compensation with shareholder returns.

DDGM Employees

As of December 31, 2022, the Company had 16 full-time corporate employees, and three of them serve as executive officers. Additionally, we had six full-time employees in Michigan who are fully dedicated to progressing the Back Forty Project.

On April 23, 2021, the Federation’s Official Gazette published a decree that reformed labor outsourcing in Mexico. Operating companies can no longer source labor resources used to carry out their core business functions from service entities or third-party providers. As a result of this transition, DDGM employed approximately 530 employees at the end of 2021 and 565 employees at the end of 2022. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. PTU payments for 2022 are expected to be approximately $2.2 million and be paid in the first half of 2023.

Gold Resource Corporation

ITEM 1A.RISK FACTORS

Our business, and the mining industry in general, is influenced by significant risks and uncertainties. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our business, financial condition, and results of operations could be materially adversely affected by any of these risks, and the trading price of our common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this annual report on Form 10-K.

Financial Risks

Our results of operations, cash flows, and the value of our properties are highly dependent on the market prices of gold, silver, and certain base metals, and these prices can be volatile.

The profitability of our mining operations and the value of our mining properties are directly related to the market price of gold, silver, copper, lead, and zinc. The price of gold and silver may also significantly influence the market price of our common stock. The market prices of these metals historically have fluctuated significantly and are affected by numerous factors beyond our control, including (i) global or regional consumption patterns; (ii) supply of and demand for silver and gold on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals, and (vii) general economic conditions worldwide. Over the last five years, gold prices (as reported on the London Metal Exchange) have fluctuated from a low of $1,178 per ounce to a high of $2,067 per ounce, and silver prices have fluctuated from a low of $12.01 per ounce to a high of $29.59 per ounce. On March 9, 2023, gold and silver prices were $1,831 per ounce and $20.12 per ounce, respectively.

We do not currently use hedging transactions with respect to any of our gold and silver production, and we do not plan to do so. Accordingly, we are fully exposed to price fluctuations in precious metals. Effective May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that govern non-exchange traded, over-the-counter, spot, forward, and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Subsequently, the Company entered into zinc zero cost collars, but as of the end of 2022, the current program concluded. Management may restart the program in the future depending on the market. These derivatives were not designated as hedges. The zero cost collars were used to manage the Company’s near-term exposure to cash flow variability from zinc price risks. We do not currently use financial instruments with respect to any of the other base metal production.

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

We may not achieve profitability.

Our DDGM property is the only property we own that produces revenue, and it may not generate sufficient cash flow to cover our operating, development, exploration, general and administrative, and other costs due to certain risk factors. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from extraction may not be sufficient to fund continuing operations, including exploration and mine development costs. Our failure to generate future profits may materially adversely affect the price of our common stock, and stockholders may lose all or part of their investment. Metal prices have a significant impact on our profit margin, and there is no assurance that we will be profitable in the future. See “Risk Factors – Our results of operations, cash flows, and the value of our properties are highly dependent on the market prices of gold, silver, and certain base metals and these prices can be volatile.”

Gold Resource Corporation

We may not have access to sufficient future capital.

We may be required to expend significant funds to determine if Mineral Reserves exist at any of our non-producing properties, continue exploration, and if warranted, develop our existing properties and identify and acquire additional properties to diversify our property portfolio.

Our ability to obtain necessary funding for these purposes, in turn, depends upon several factors, including our historical and prospective results of operations, the status of the national and worldwide economy, the price of gold, silver, and other metals, the condition of the debt and equity markets, the costs associated with extracting and acquiring minerals, and the market value for our common stock. We may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us and our shareholders. We also may be unable to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price.

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

We recognize deferred tax assets when the tax benefit is more likely than not to be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to realize the future tax benefits represented by our deferred tax assets.

Our accounting and other estimates may be imprecise.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue, and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

●	Mineral Resources that are the basis for future income and cash flow estimates; and Mineral Reserves that are the basis for units-of-production depreciation, depletion, and amortization calculations;
●	Future ore grades, throughput, and recoveries;
●	Future metals prices;
●	Future capital and operating costs;
●	Environmental, reclamation, and closure obligations;
●	Gold and Silver Stream Agreements;
●	Contingent Consideration Liabilities;
●	Permitting and other regulatory considerations;
●	Asset impairments;
●	The valuation of our investments in equity securities;
●	Asset acquisition accounting, including the valuation of the transaction and related instruments;
●	Future foreign exchange rates, inflation rates, and applicable tax rates; and
●	Deferred tax asset valuation allowance.

Gold Resource Corporation

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may be required to repay a significant amount if we default under certain gold and silver stream agreements.

In connection with the Aquila Transaction, the Company assumed substantial liabilities related to the gold and silver stream agreements with Osisko Bermuda Limited (“Osisko”). Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including by failing to achieve commercial production by an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If the Company fails to do so, Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Operational Risks

Our production is derived from a single operating unit and any interruptions or stoppages in our mining activities at that operating unit would materially adversely affect our revenue.

We are dependent on revenues from a single operating unit to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to generate revenue following such interruption. Additionally, if we are unable to develop additional mines economically, we will eventually deplete the body of mineralized material and will no longer generate cash flow sufficient to fund our operations. A decrease in, or cessation of, our mining operations at this operating unit would materially adversely affect our financial performance and may eventually cause us to cease operations.

Since our current property portfolio is limited to one operating unit, our ability to be profitable over the long-term will depend on our ability to (1) expand the known Arista and Switchback vein systems and /or identify, explore, and develop additional properties in Mexico, (2) successfully develop the Back Forty Project in Michigan, USA, or (3) acquire and develop an alternative project.

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

From time to time, we may acquire mineral interests from other parties. Such acquisitions are based on an analysis of a variety of factors, including historical exploration results, estimates and assumptions regarding the extent of mineralized material and/or reserves, the timing of production from such reserves, and cash and other operating costs. In addition, we may rely on data and reports prepared by third parties, which may contain information or data that we are unable to independently verify or confirm. All of these factors are uncertain and may impact our ability to develop the mineral interests.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, prospects, results of operations, and financial position.

Gold Resource Corporation

Increased operating and capital costs could materially adversely affect our results of operations.

Costs at our mining properties are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing-related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete, and mining and processing related equipment and facilities. Commodity costs are often subject to volatile price movements, including increases that could make mineral extraction less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs could significantly affect our results of operations and operating cash flow.

We could have significant increases in capital and operating costs over the next several years in connection with developing new projects in challenging jurisdictions and sustaining and/or expanding existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control, such as inflation. Increased capital expenditures may have an adverse effect on the results of operations and cash flow generated from existing operations, as well as the economic returns anticipated from new projects, or may make the development of future projects uneconomic.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

In the mining industry, competition for desirable properties, investment capital, and human capital is intense. Numerous companies headquartered in the United States, Canada, and worldwide compete for properties and human capital on a global basis. We are a small participant in the mining industry due to our limited financial and human capital resources. We presently operate with a limited number of people, and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified employees and consultants when needed to operate our mines successfully and to advance our exploration properties. We may be unable to attract the necessary human capital to fully explore, and if warranted, develop our properties and be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

Estimates of proven and probable Mineral Reserves and measured and indicated Mineral Resources are uncertain, and the volume and grade of ore actually recovered may vary from our estimates.

The proven and probable Mineral Reserves stated in this report represent the amount of gold, silver, copper, lead, and zinc that we estimated at December 31, 2022, that could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves and measured and indicated Mineral Resources are subject to considerable uncertainty. Such estimates are largely based on the prices of gold, silver, copper, lead, and zinc, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated Mineral Reserves or Mineral Resources have become uneconomic, we may be forced to reduce our estimates. Actual production from proven and probable reserves may be significantly less than we expect. There can be no assurance that estimates of Mineral Resources will be upgraded to Mineral Reserves or may ultimately be extracted.

Any material changes in Mineral Reserve or Mineral Resource estimates and grades of mineralization may affect the economic viability of our current operations, our decision to place a new property into production, and/or such property’s return on capital. There can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Declines in market prices for contained metals may render portions of our Mineral Reserve or Mineral Resource estimates uneconomic and result in reduced reported mineralization or materially adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations or financial condition.

Gold Resource Corporation

Products processed from our operating mines or other mines in the future could contain higher than expected contaminants, thereby negatively impacting our financial condition.

Contracts for treatment charges paid to smelters and refineries include penalties for certain deleterious elements that exceed contract limits. If the material mined from our operating mines includes higher than expected contaminants, this will result in higher treatment expenses and penalty charges that could increase our costs and negatively impact our business, financial condition, and results of operations. This could occur due to unexpected variations in the occurrence of these elements in the material mined, problems that occur during blending of material from various locations in the mine prior to processing and other unanticipated events.

Continuation of our mining and processing activities is dependent on the availability of sufficient water supplies to support our mining activities.

Water is critical to our business, and the increasing pressure on water resources requires us to consider both current and future conditions in our management approach. Across the globe, water is a shared and regulated resource. Mining operations require significant quantities of water for mining, ore processing, and related support facilities. Many of our properties in Mexico are in areas where water is scarce, and competition among users for continuing access to water is significant. Continuous production and mine development depend on our ability to acquire and maintain water rights and defeat claims adverse to current water use in legal proceedings. Although we believe that our operations currently have sufficient water rights and claims to cover operating demands, we cannot predict the potential outcome of future legal proceedings relating to water rights, claims, and uses. Water shortages may also result from weather or environmental and climate impacts beyond our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, in whole or in part, or ongoing shortages of water to which we have rights or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in our inability to maintain mineral extraction at current or expected levels, require us to curtail or shut down mining operations, and prevent us from pursuing expansion or any development opportunities. Laws and regulations may be introduced in some jurisdictions where we operate, which could also limit access to sufficient water resources, thus materially adversely affecting our operations.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Fluctuation in production costs that make mining uneconomic;
●	Fluctuation in commodity prices;
●	Social, community or labor force disputes resulting in work stoppages or delays, or related loss of social acceptance of community support;
●	Changes to legal and regulatory requirements;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards, noxious fumes, and gases;
●	Ground and water conditions;
●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Security incidents;
●	Failure of unproven or evolving technologies or loss of information integrity or data;
●	Metallurgical and other processing problems;

Gold Resource Corporation

●	Mechanical and equipment performance problems;
●	Failure of pit walls, dams, declines, drifts, and shafts;
●	Unusual or unexpected rock formations;
●	Personal injury;
●	Pandemics;
●	Fire, flooding, cave-ins, seismic activity, landslides, or other inclement weather conditions, including those impacting operations or the ability to access and supply sites; and
●	Decrease in the value of mineralized material due to lower gold, silver, and metal prices.

These occurrences could result in damage to—or destruction of—mineral properties, processing facilities, and equipment; personal injury or death; environmental damage; reduced extraction and processing; delays in mining; asset write-downs; monetary losses; and possible legal liability. Although we maintain insurance in amounts that we consider reasonable for general commercial liability claims, physical assets at our Arista and Alta Gracia mines, and risks inherent in the conduct of our business, this insurance contains exclusions and limitations on coverage and will not cover all potential risks associated with mining and exploration activities. As such, the related liabilities might exceed policy limits. As a result of any or all of the foregoing, we could incur significant liabilities and costs that may exceed the limits of our insurance coverage or that we may elect not to insure against because of premium costs or other reasons, which could materially adversely affect our results of operations and financial condition. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

Revenue from the sale of metal concentrate may be materially adversely affected by loss or damage during shipment and storage at our buyer’s facilities.

We rely on third-party transportation companies to transport our metal concentrate to the buyer’s facilities for processing and further refining. The terms of our sales contracts with the buyers require us to rely, in part, on assay results from samples of our metal concentrate that are obtained at the buyer’s warehouse to determine the final sales value for our metals. Once the metal concentrate leaves our processing facility, we no longer have direct custody and control of these products. Theft, loss, road accidents, improper storage, fire, natural disasters, tampering, or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our metal concentrate products. Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and as a result, our operating results may be materially adversely affected.

A significant delay or disruption in sales of doré or concentrates as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.

We rely on third-party smelters and refiners to refine and process and, in some cases, purchase, the gold and silver doré and copper, lead, and zinc concentrate produced from our mines. Access to smelters and refiners on economic terms is critical to our ability to sell our products to buyers and generate revenues. We periodically enter into agreements with smelters and refiners, some of which operate their smelting or refining facilities outside the United States, and we believe we currently have contractual arrangements with a sufficient number of smelters and refiners so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by operational issues, new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more smelters, or refiners or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical, or no access to smelting or refining services for short or long periods of time. Any such delay or loss of access may significantly impact our ability to sell doré and concentrate products. We cannot ensure that alternative smelters or refiners would be available or offer comparable terms if the need for them arose or that we would not experience delays or disruptions in sales that would materially adversely affect the results of operations.

Gold Resource Corporation

We rely on contractors to conduct a significant portion of our development construction projects.

A significant portion of our development and construction projects are currently conducted in whole or in part by contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

●	Negotiating agreements with contractors on acceptable terms;
●	New foreign or domestic legislation limiting or altering the ability to utilize contractors or outsourced resources;
●	The difficulty and inherent delay in replacing a contractor and its equipment in the event that either party terminates the agreement;
●	Reduced control and oversight over those aspects of the work which are the responsibility of the contractor;
●	Failure of a contractor to perform under its agreement;
●	Interruption of development and construction or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
●	Injuries or fatalities on the job as a result of the failure to implement or follow adequate safety measures;
●	Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
●	Problems of a contractor managing its workforce, labor unrest, or other related employment issues.

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

Mineral exploration is highly speculative in nature and frequently results in no or very little return on amounts invested in evaluating a particular property. The probability of an individual prospect ever having a “reserve” that meets the requirements of subpart 1300 of Regulation S-K (“S-K 1300”) is low. Even if we do eventually discover a mineral reserve or mineral resource on our exploration properties, there can be no assurance that we can develop a mine and extract those minerals. Substantial expenditures are required to (i) establish the existence of a potential ore body through drilling and metallurgical and other testing techniques; (ii) determine metal content and metallurgical recovery processes to process metal from the ore; (iii) determine the feasibility of mine development and production; and (iv) construct, renovate or expand mining and processing facilities. If we discover a deposit or ore at a property, it usually takes several years from the initial phases of exploration until mineral extraction is possible, if at all. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices or other factors. As a result of these uncertainties, our exploration programs may not result in the identification of proven and probable Mineral Reserves in sufficient quantities to justify developing a particular property.
We have and may in the future acquire additional mining properties; and our business may be negatively impacted if mineral reserves are not located on acquired properties or if we are unable to successfully execute and/or integrate the acquisitions.
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
In December 2021, we acquired the Back Forty Project when we purchased Aquila Resources Inc. The acquisition may result in various material adverse impacts on our business and the trading price of our common stock. Adverse impacts may include, without limitation, and the risk that the acquisition does not achieve the expected benefits, increased cash outflows, the availability of capital, the risk of potential material adverse tax consequences for our company and

Gold Resource Corporation

shareholders. Additional risks, difficulties, and uncertainties may result from the separation of previously co-mingled businesses, including necessary ongoing relationships. We are working toward the completion of an optimized feasibility study on the property. While we have invested significant time, money, and equity in acquiring the Back Forty Project, there can be no assurance that the Back Forty Project will be permitted or will ultimately be productive.
The success of any future acquisition would depend on a number of factors, including, but not limited to:
●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities and potentially our shareholders;
●	Implementing our standards, controls, procedures, and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
●	To the extent the acquired operations are in a country where we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

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

The risks with respect to operating in Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, increased security risks, labor instability or militancy, mineral title irregularities, and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitudes in Mexico may materially adversely affect our business. We may be affected in varying degrees by government regulation concerning restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, labor legislation, water use, and mine safety. The effect of these factors cannot be accurately predicted and may adversely impact our operations.

Most of our properties are subject to extensive environmental laws and regulations, which could materially adversely affect our business.

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

Gold Resource Corporation

not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

Environmental legislation in Mexico and in many other countries is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. Future changes in environmental regulation in the jurisdictions where our properties are located may materially adversely affect our business, make our business prohibitively expensive, or prohibit it altogether. We cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies or regulatory agencies or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause us to delay, terminate, or otherwise change our intended activities with respect to one or more projects, or (iii) materially adversely affect our future exploration activities.

Climate change and climate change legislation or regulations could impact our business.

We are subject to physical risks associated with climate change, which could seriously harm our results of operations and increase our costs and expenses. The occurrence of severe adverse weather conditions, including increased temperatures and droughts, fires, longer wet or dry seasons, increased precipitation, floods, hail, snow, or more severe storms may have a potentially devastating impact on our operations. Adverse weather may result in physical damage to our operations, instability of our infrastructure and equipment, washed-out roads to our properties, and altered water and electricity supply to our projects. Increased temperatures may also decrease worker productivity at our projects and raise ventilation and cooling costs. Should the impacts of climate change be material in nature or occur for lengthy periods of time in the areas in which we operate, our financial condition or results of operations could be materially adversely affected.

Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water storage and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions and land erosion and slope stability in case of prolonged wet conditions. Increased precipitation and extreme rainfall events may potentially impact tailings storage facilities by flooding the water management infrastructure, exceeding surface water runoff network capacity, overtopping the facility, or undermining the slope stability of the structure. Further, increased amounts of water may result in extended periods of flooding to the mine pits and site infrastructure or may exceed the current water treatment facility capacity to store and treat water physical conditions, resulting in an unintended overflow either on or off the mine site property.

U.S. and international legislative and regulatory actions intended to ensure the protection of the environment are constantly changing and evolving in a manner expected to result in stricter standards and enforcement, larger fines and liability, and potentially increased capital expenditures and operating costs. Transitioning our business to meet regulatory, societal, and investor expectations may cause us to incur higher costs and lower economic returns than originally estimated for new exploration projects and development plans of existing operations.

Our continuing reclamation obligations at our operations could require significant additional expenditures.

We are responsible for the reclamation obligations related to disturbances located on all of our properties and have recorded a liability on our Consolidated Balance Sheets to cover the estimated reclamation obligation. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out. Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations and that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue mining and exploration activities, which may materially adversely affect our results of operations, financial performance, and cash flows.

Gold Resource Corporation

Title to mineral properties can be uncertain, and in the event of a dispute regarding the title to our Mexican properties, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures.

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

In most of the countries where we operate, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction, or imposition of partners could have a material adverse effect on our financial condition, results of operations, and prospects.

Under the laws of Mexico, mineral resources belong to the United States of Mexico, and government concessions are required to explore for or exploit mineral reserves. Mineral rights derive from concessions granted, on a discretionary basis, by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. Our concessions in Mexico are subject to continuing government regulation, and failure to adhere to such regulations will result in the termination of the concession. A title defect could result in losing all or a portion of our right, title, and interest in and to the properties to which the title defect relates.

Additionally, in 2014, new mining concessions became subject to additional review and approval by the Mexico Ministry of Energy, and in recent years, the federal government has been reluctant to issue new mining concessions.

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

Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives), who use or own the surface for agricultural purposes.

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

 Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance, and exploration costs are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors, and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results and cash flows. Conversely, the depreciation of the Mexican peso decreases operating costs and capital asset purchases in

Gold Resource Corporation

U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations and cash flows could be materially adversely affected. The annual average inflation rate in Mexico was approximately 7.89% in 2022 and 5.53% in 2021. Current and future inflationary effects may be driven by, among other things, supply chain disruptions and governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflict between the Ukraine and Russia. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations and cash flows.

At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportional to the inflation rate in the future. The value of the peso increased by 6.3% in 2022 and decreased by 3.08% in 2021. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation, and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings, and cash flows.

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

In addition to other risk factors identified in this annual report on Form 10-K and due to volatility associated with equity securities in general, the value of a shareholder’s investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

●	Changes in the worldwide price for the metals we mine;
●	Adverse results from our exploration, development, or production efforts;
●	Changes to the dividend program, including suspensions;
●	Producing at rates lower than those targeted;
●	Political and regulatory risks and social unrest, including the conflict between Ukraine and Russia;
●	Weather conditions and extreme weather events, including unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in global financial markets and global economies and general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Economic impact from the spread of disease, including from the COVID-19 pandemic;
●	Our ability to integrate and operate the companies and the businesses that we acquire;
●	Actions by government or central banks; and
●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may

Gold Resource Corporation

materially adversely affect the market price of our common stock. As a result, shareholders may be unable to sell their shares at a desired price.

Past payments of dividends on our common stock are not a guaranty of future payments of dividends.

In 2010, we began paying cash dividends to the holders of our common stock. However, our ability to pay dividends in the future will depend on a number of factors, including free cash flow, expected operational performance, mine construction requirements and strategies, other acquisition and/or construction projects, spot metal prices, taxation, government-imposed royalties, and general market conditions. Further, a portion of our cash flow is expected to be retained to finance our operations, explorations, and development of mineral properties. In February 2023, we announced the suspension of our quarterly dividend. There is no assurance that the Board will elect to re-institute a dividend payment in the near-term or at all.

Issuances of our stock in the future could dilute existing shareholders and materially adversely affect the market price of our common stock.

We have the authority to issue up to 200,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock, in some cases without shareholder approval. As of March 9, 2023, there were 88,398,109 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. We can issue significant blocks of our common stock without further shareholder approval. Because we have issued less common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

General Risks

Our operations may be disrupted, and our financial results may be materially adversely affected by the coronavirus (“COVID-19”) pandemic or any future pandemic.

 Any pandemic, including the COVID-19 pandemic, may pose a risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration activities and/or development projects which may impact liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets. Our operations at the Arista mine in Oaxaca were temporarily suspended, and our cash flows were negatively impacted during 2021 as a result.

To the extent any pandemic, including the COVID-19 pandemic, materially adversely affects our business and financial results, as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our operation and indebtedness and financing. We are unable to predict the ultimate adverse impact of any pandemic, including the COVID-19 pandemic, on our business, which will depend on numerous evolving factors and future developments, including the pandemic’s ongoing effect on the demand for silver and gold and the response of the overall economy and the financial markets after the pandemic and response measures come to an end, the timing of which remains highly uncertain.

The conflict in Ukraine and related price volatility and geopolitical instability could negatively impact our business.

In late February 2022, Russia launched significant military action against Ukraine. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine, and Russian or Ukrainian companies, and may spill over to and negatively impact other regional and global economic markets (including Europe and the United States), companies

Gold Resource Corporation

in other countries (particularly those that have done business with Russia and Ukraine) and on various sectors, industries and markets for securities and commodities globally. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

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

Gold Resource Corporation

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits and reputational harm.

We operate in certain jurisdictions that have experienced some degree of governmental and private sector corruption, and in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantages. Our Code of Ethics and other corporate governance mandate compliance with these anti-bribery laws, which often carry substantial penalties. However, there can be no assurance that our internal control policies and procedures will always protect us from recklessness, fraudulent behavior, dishonesty, or other inappropriate acts committed by our affiliates, employees, contractors, or agents. As such, our corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, loss of operating licenses or permits, and may damage our reputation, which could have a material adverse effect on our business, financial position, and results of operations, or cause the market value of our common stock to decline.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We classify our mineral properties into three categories: “Production Stage Properties”, “Development Stage Properties”, and “Exploration Stage Properties.” Production Properties are properties for which we operate a producing mine.

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

Mineral Resources

Under S-K 1300, a Mineral Resource is defined as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.” A Mineral Resource is a “reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.” More information supporting assumptions, methodologies, and procedures can be found in the Technical Report Summary filed as Exhibit 96.1 to this Form 10-K.

Gold Resource Corporation

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources
at December 31, 2022 (1)(2)(3)(4)

Description	KTonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %	Cut-off grade	Metallurgical Recovery (%)
Arista							$/Tonne	Au	Ag	Cu	Pb	Zn
Measured Mineral Resources	259	1.70	152.58	0.38	1.36	3.95	80	82	91	71	70	84
Indicated Mineral Resources	1,240	1.19	120.74	0.29	1.14	3.17	80	82	91	71	70	84
Measured + Indicated	1,499	1.27	126.26	0.31	1.18	3.30	80	82	91	71	70	84
Inferred Mineral Resources	1,916	0.80	110.98	0.25	1.18	3.03	80	82	91	71	70	84
Alta Gracia							AuEq/tonne
Measured Mineral Resources	24	0.81	367.95	-	-	-	2.35	85	72	-	-	-
Indicated Mineral Resources	90	0.61	327.18	-	-	-	2.35	85	72	-	-	-
Measured + Indicated	114	0.65	335.82	-	-	-	2.35	85	72	-	-	-
Inferred Mineral Resources	148	0.62	295.61	-	-	-	2.35	85	72	-	-	-

Notes on Mineral Resources:

1.

Mineral Resources estimated at December 31, 2022 are based on $1,650/oz for Gold, $20.00/oz for Silver, $3.40/pound Copper, $0.90/pound Lead and $1.35/pound Zinc. As a result of market volatility in 2022, these prices are based on conservative estimates which closely approximate the 12-month low for Gold ($1,620/oz), Silver ($18/oz), Copper ($3.35/pound), Lead ($0.80/pound), and Zinc ($1.25/pound).

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

For comparison, as at December 31, 2021, DDGM’s estimates of Mineral Resources, exclusive of Mineral Reserves, are provided in the below table.

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources

at December 31, 2021 (1)(2)(3)(4)

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

Notes on Mineral Resources:

1.

Mineral Resources estimated at December 31, 2021 are based on $1,744/oz for Gold, $23.70/oz for Silver, $3.59/pound for Copper, $0.97/pound for Lead, and $1.15/pound for Zinc. These prices reflect the average five-yearly median price estimates for each of the years from 2022 through 2026, based on the estimates of numerous financial institutions (40 for gold and silver, 39 for copper, 32 for lead and 37 for zinc), as presented in the August 2021 report provided by the Bank of Montreal.

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

During 2022, we performed a comprehensive review of our geological database and interpretation of the mineralization, the block models derived from them, and ultimately the mine plan to ensure more reliable and accurate mine planning and forecasting. In addition, metallurgy, mining methods, ground control, and other parameters were reviewed. As a result of this review, Measured and Indicated Mineral Resources decreased from approximately 1.7 million tonnes at December 31, 2021 to approximately 1.6 million tonnes at December 31, 2022. The largest contributing factor

Gold Resource Corporation

to this decrease was the reclassification of Measured and Indicated Mineral Resource to Proven and Probable Reserves offset by additions related to performing infill drilling. Inferred Mineral Resources increased from 1.9 million tonnes at December 31, 2021 to 2.1 million tonnes at December 31, 2022. The increase in Inferred Mineral Resources was primarily due to infill drilling and optimized mine planning.

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

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2022 (1) (4)

								Recovery
Description	Tonnes	Gold g/t	Silver g/t	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade	% Au	% Ag	% Cu	% Pb	% Zn
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	236,800	2.34	146	0.37	1.60	4.12	80	81.6	90.8	71.2	70.4	84.2
Probable Mineral Reserves	1,120,300	0.92	83	0.24	0.84	2.75	80	81.6	90.8	71.2	70.4	84.2
Arista Mine Total	1,357,100	1.17	94	0.26	0.97	2.99
Alta Gracia Mine (3)							AuEq/tonne
Proven Mineral Reserves	3,000	0.85	392	0.01	0.12	0.25	2.35	85.0	72.0
Probable Mineral Reserves	50,800	0.27	169	0.00	0.03	0.05	2.35	85.0	72.0
Alta Gracia Mine Total	53,800	0.30	181	0.00	0.04	0.06
Don David Gold Mine Total	1,410,900	1.14	97

Notes on Mineral Reserves:

1.	Mineral Reserves estimated at December 31, 2022 are based on $1,650/oz for Gold, $20.00/oz for Silver, $3.40/pound Copper, $0.90/pound Lead and $1.35/pound Zinc. As a result of market volatility in 2022, these prices are based on conservative estimates which closely approximate the 12-month low for Gold ($1,620/oz), Silver ($18/oz), Copper ($3.35/pound), Lead ($0.80/pound), and Zinc ($1.25/pound).
2.	The Arista Mine cut-off grades for Mineral Reserves are $80/tonne NSR.
3.	No appreciable amounts of base metals are present in the Alta Gracia veins identified to-date. A breakeven cut-off grade of 2.35 g/t AuEq was used for Mineral Reserves using gold and silver only to calculate gold equivalencies.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Gold Resource Corporation

For comparison, as at December 31, 2021, DDGM’s estimates of Mineral Reserves are presented in the table below.

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2021 (1) (4)

								Recovery
Description	Tonnes	Gold g/t	Silver g/t	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade	% Au	% Ag	% Cu	% Pb	% Zn
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	353,500	2.63	93	0.40	1.93	4.86	88	80.7	92.4	80.0	79.9	81.5
Probable Mineral Reserves	1,131,200	1.22	61	0.25	1.00	2.83	88	80.7	92.4	80.0	79.9	81.5
Arista Mine Total	1,484,700	1.55	69	0.29	1.22	3.31
Alta Gracia Mine (3)							AuEq/tonne
Proven Mineral Reserves	3,000	0.85	392	0.01	0.12	0.25	2.33	85.0	72.0
Probable Mineral Reserves	50,800	0.27	169	0.00	0.03	0.05	2.33	85.0	72.0
Alta Gracia Mine Total	53,800	0.30	181	0.00	0.04	0.06
Don David Gold Mine Total	1,538,500	1.51	73

Notes on Mineral Reserves:

1.	Mineral Reserves estimated at December 31, 2021 are based on $1,744/oz for Gold, $23.70/oz for Silver, $3.59/pound for Copper, $0.97/pound for Lead, and $1.15/pound for Zinc. These prices reflect the average five-yearly median price estimates for each of the years from 2022 through 2026, based on the estimates of numerous financial institutions (40 for gold and silver, 39 for copper, 32 for lead and 37 for zinc), as presented in the August 2021 report provided by the Bank of Montreal.
2.	The Arista Mine cut-off grades for Mineral Reserves are $88/tonne NSR.
3.	No appreciable amounts of base metals are present in the Alta Gracia veins identified to-date. A breakeven cut-off grade of 2.33 g/t AuEq was used for Mineral Reserves using gold and silver only to calculate gold equivalencies.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Proven and Probable Mineral Reserves decreased from 1.5 million tonnes at December 31, 2021 to 1.4 million tonnes at December 31, 2022. The largest contributing factor was the depletion of the reserves by 0.5 million tonnes related to 2022 mining activities offset by additions due to the reclassification of Measured and Indicated Mineral Resource to Proven and Probable Reserves as a result of detailed engineering.

Gold Resource Corporation

Don David Gold Mine

All of the properties that make up our Don David Gold Mine are located in Oaxaca, Mexico, in what is known as the San Jose structural corridor, which runs 70 degrees northwest. Our properties comprise 55 continuous kilometers of this structural corridor which spans three historic mining districts in Oaxaca; the map below shows the general location of our properties:

98° W
96° W
94° W
N
PUEBLA
Tezonapa
GRC Properties
Other Properties
MEXICO
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State
18° N
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huejuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
OAXACA
VERACRUZ
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Natividad
Oaxaca
Sarabia
GUERRERO
Cobre Grande
Alta Gracia
Rey
Margaritas
San Jose
Arista
El Barrio de la Soledad
CHIAPAS
Fuego
Chamizo
Juchitan de Zaragoza
Union Hidalgo
San Francisco Ixhuatan
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juquila
Salina Cruz
San Pedro Mixtepec
16° N
Gulf of Tehuatepec
Puerto Escondido
Chacapalapa
Tierra Blanca
Pacific Ocean
San Pedro Pochutla
Puerto Angel
0
50
100 Km

The Company was granted concessions from the Mexican federal government to explore and mine our properties in Mexico. Please see below Mining Concessions and Regulations in Mexico for additional information. We hold certain properties as the concession holder and lease other properties from a third-party. We are required to pay concession fees to the Mexican government to maintain our interest in these concessions, and we pay concession fees for all of our mineral properties, including those which are subject to the third-party lease.

Gold Resource Corporation

The table below details information related to the mining concessions that comprise our properties in Oaxaca, Mexico:

	Total Number of Concessions	Total Size	Acquisition Date Range	2022 Maintenance Fees Paid

		(in hectares)
Production Stage Properties:
Arista	18	24,372	2002 to 2016	$421,953
Alta Gracia	3	5,175	2008	95,587
Total Production Stage Properties:		29,547		$517,540
Exploration Stage Properties:
Rey	4	2,335	2002 to 2009	$43,126
Chamizo	2	19,758	2011 to 2013	364,928
Margaritas	1	925	2002	17,085
Fuego	1	2,554	2013	47,173
Total Exploration Stage Properties:		25,572		$472,312

Total:	29	55,119		$989,852

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

In 2002, we leased our initial three concessions from a third-party. Two of the concessions are part of the Arista Mine and the third concession comprises the Margaritas property. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver doré and 5% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor, and the lessor may terminate it if we fail to fulfill any of our obligations, which primarily consist of paying the appropriate royalty to the lessor.

Gold Resource Corporation

In August 2003, we commenced an initial drilling and exploration program at the Arista mine. Through the end of 2022, we have drilled a total of 1,626 core holes (both surface and underground) equaling 445,921 meters and 166 reverse circulation holes equaling 14,367 meters, for a total of 1,792 holes totaling 460,288 meters.

A Mural of the Entrance of the Arista Mine

In 2010, we acquired from a third-party additional concessions at no additional cost, which are subject to a 2% royalty. We filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from the third-party. Two concessions are considered within the Arista mine.

Location and Access: The Arista mine is located in the Sierra Madre del Sur Mountains of southern Mexico in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers southeast of Oaxaca City, the state’s capital city. The property is approximately four kilometers northwest from the village of San Jose de Gracia. We have constructed gravel and paved roads from the village to the mine and processing facility, which provide adequate access to the property.

The climate of the Arista mine area is dry and warm to very warm with most rainfall occurring in June through September, and annual precipitation averaging 423.7 mm. The average yearly temperature is 26.6 degrees centigrade. The area is very rocky with arid vegetation. Subsistence farming occurs, and the main agricultural crop is agave cactus that is cultivated for the production of mescal.

Gold Resource Corporation

Arista Project
N
Arista Plant Site
Arista Mine Site
OAXACA
MEXICO
Waste Segregation Center
Comiunity Relations Office
Tres Palmas Camp
San Jose de Gracia
Legend
Towns
Mines
Electricity Line
Buildings
Tailings Dam
Open Pit
Roads
Side Roads
Mine Access
Highway 190
0 0.5 1 Miles
0 0.375 0.75 1.5 Km
806000
808000
810000
1846000
1844000
Administration Offices
Process Plant
Tailings Dam Impoundment – phase 1 & 2
Tailings Dam Impoundment – phase 3
Water impoundment pond
South tailings embankment
Aguila Open Pit/Drydock
Core warehouses
Crushing Plant
Fuel service station
Exploration Offices
Dangerous waste storage
General Waste Storage
North tailings embankment
0 50 100 200 meters
Ventilation shaft "Santiago"
Auxiliary Ramp Portal
Ventilation shafts
Mine Portal
Underground Mine Facilities
Pump Station
Waste dumps
Ventilation shaft
Mine warehouse
Cement Plant
Diesel supply station
Surface maintenance workshop
Power generators
Security check point
To San Jose de Gracia
To Process Plant

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

Historically, we have produced ore from two locations on the Arista mine, the open pit mine and the underground mine. The open pit mineralization is considered low sulfidation, epithermal mineralization primarily of gold with some silver and no base metals. In 2021, mining activities were completed in the open pit, and it is now being backfilled and reclaimed by filtered dry stack tailings deposition. The Arista underground mine is considered intermediate epithermal mineralization of gold, silver, copper, lead, and zinc. The host rock in the Arista vein system is primarily andesite.

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

Gold Resource Corporation

Additional improvements at the site include electrical power lines connecting to the Mexican national power grid, installation of backup diesel generation power plants and switch gear, paving a three-kilometer section of the road from the mine to the processing facility, construction of a new surface maintenance garage and fuel station, construction of haul roads from the mine site to the processing facility, office space at the processing facility, an assay lab, an exploration office, tailings impoundment facilities and lift, a paste fill plant, mine camp facilities, the filtration plant, the dry stack facility, and other infrastructure.

Exploration Activities:

We completed 182 underground diamond drill holes totaling 34,829 meters inside the Arista mine during 2022. This underground drilling included significant infill drilling, particularly on the Switchback system, in order to convert Inferred Mineral Resources to Mineral Reserves and to optimize the mine plan. A total of 158 underground infill drill holes were completed, totaling 22,860 meters. The drilling identified a number of high-grade zones up- and down-dip of existing workings within and peripheral to existing Mineral Resources, principally in the Arista vein system. The underground expansion drilling activities were mainly focused on the Switchback and the Three Sisters vein systems in the Arista Mine; 24 drill holes were completed totaling 11,969 meters. The Switchback vein system extends for over a 1.5 kilometers strike length and remains open on both strike and vertical extent, with 2022 drilling targeting the expansion and delineation of the multiple sub-parallel veins. The Three Sisters vein system lies at the northern limit of known mine working and between the Switchback and Arista vein systems; Three Sisters drilling focused on the Sandy veins, which are open to the northwest and up- and down-dip. Surface exploration activity was focused on the Alta Gracia property area. On the Arista property, we continued detailed mapping and rock chip sampling in areas close to the mine, notably in the Zapote area. Our exploration efforts on the Arista and other properties demonstrate our commitment to long-term investment and the potential to extend our operations into the future in Oaxaca, Mexico.

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

Gold Resource Corporation

Alta Gracia Project
N
Mirador Portal
Independencia Portal
To Oaxaca
To Arista Mine
San Pedro Totolapan
San Juan Guegoyache
OAXACA
Alta Gracia
MEXICO
0 0.375 0.75 1.5
Km
0 0.25 0.5 1
Miles
Legend
Towns
Mines
Electricity Line
Roads
Side Roads
Mine Access
Highway 190
786000
788000
790000
792000
794000
796000
798000
1850000
1848000
1846000
1844000

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

Facilities: During 2016, we received our operating permit for the Mirador Mine. In 2017, two mine portals were developed to provide access to the Mirador vein. Mine site offices and a mobile equipment maintenance shop were established. Additionally, a diesel power generation plant, a compressed air system, and a mine water pumping station were developed and put into service. In 2018, old workings were improved to create a second access to the vein system called Independencia. The portal for this access is located approximately 500 meters southwest of the Mirador portal. Development is now established to access the mineralization, delineated by drill campaigns during 2018 and 2019, within the Mirador’s Independencia vein.

Ore from the Mirador Mine, primarily silver ore, is transported by contracted haul trucks to and processed at our agitated leach plant at the DDGM processing facility, with the final product being doré.

Exploration Activities: In 2022, surface exploration activity was focused on the Alta Gracia property area, with surface mapping and a soil geochemical program carried out over an area from the Fundicion to Chamizo-Navaja Prospects to the south and southeast of the Independencia mine. This work identified several anomalous zones, which will be used to target follow-up detailed mapping to identify additional targets for future surface drilling.

Gold Resource Corporation

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession, which is approximately 925 hectares, located along our 55-kilometer mineralized trend and adjacent to the Arista mine.

In 2022, we continued to review results from previous surface drilling, surveying, detailed geological mapping, and rock chip channel sampling for the Margaritas property. We completed the work required to maintain the claims during 2022, with work focused on analysis of spectral and geophysical information to identify new targets of interest. We expect to target a similar amount of work in 2023, along with identifying opportunities to strengthen our relationship in the local communities.

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

During 2022, surface mapping and geochemical sampling were begun in the Jabali prospect area. We plan to continue this work in 2023, while also looking to identify opportunities to strengthen our relationship in the local communities to facilitate future work.

Fuego Property

In March 2013, we acquired the Fuego property from Almaden subject to a 2% net smelter return royalty. The Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and Chamizo properties. In 2013, Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling have been conducted on the Fuego property, which allows us to meet the acceptable amount of work required to maintain the claims. We do not anticipate any significant exploration activities at Fuego in 2023. However, we plan to conduct the work required to maintain the claims.

Rey Property

The Rey property consists of concessions on the far northwest end of our 55-kilometer mineralized corridor in the State of Oaxaca known as Rey, El Virrey, La Reyna, and El Marquez. The Rey property consists of 2,335 hectares. We acquired the El Virrey concession from a third-party, and it is subject to a 2% net smelter return royalty. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The Rey property is located approximately 64.4 kilometers by road from the Arista mine. There is no plant or equipment on the Rey property. If exploration is successful, any mining would probably require an underground mine where ore could be trucked to the DDGM processing facility for processing. To date, we have drilled 48 core holes for a total of 5,273 meters at the Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling. We ceased work at the Rey property during 2012, following a request to obtain additional approvals from local community agencies. In 2023, we plan to continue working with the local agencies to understand and address any concerns the community may have, but we have no assurance that we will be able to resume our exploration activities in the near term. Once community support is obtained, we plan to conduct follow-up drilling and exploration based on the drilling done in 2007 and 2008. While negotiations continue, we will complete enough work to maintain the claims in good standing.

Gold Resource Corporation

Mining Concessions and Regulations in Mexico

Mineral rights in Mexico belong to the Mexican federal government and are administered pursuant to Article 27 of the Mexican Constitution. All of our mining concessions are exploitation concessions, which may be granted or transferred to Mexican citizens and corporations. Our leases or concessions are held by our Mexican subsidiary DDGM. Exploitation concessions have a term of 50 years and can be renewed for another 50 years. Concessions grant us the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessments are set by regulation, may increase over the life of the concession, and include periodic adjustments for inflation. Failure to pay the mining duties can lead to the cancelation of the relevant concession.

Mexican mining law does not require payment of finder’s fees to the government, except for a discovery premium in connection with national Mineral Reserves, concessions and claims, or allotments contracted directly from the Mexican Geological Survey. None of the claims held by DDGM are under such a discovery premium regime.

Ejido Lands and Surface Right Acquisitions in Mexico

Surface lands within DDGM are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. We have an agreement with the local San Pedro Totolapam Ejido, allowing exploration and exploitation of mineralization at the Arista mine and some of our surrounding properties.

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

Gold Resource Corporation

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

N
Location of Back Forty Project Offices and Facilities
Nadeau
Gourley
Carney
Nathan
Banat
MENOMINEE
Swanson
Daggett
Stephenson
Cedar River
Koss
Ingalls
Wallace
McAllister
Walsh
Menominee
Marinette
Field Office and Project Site
Main Offices
Core Warehouse
Wisconsin
Green Bay
Milwaukee
Chicago
Toronto
Detroit
Cleveland
Duluth
Eau Claire
Madison
Hamilton
Buffalo

Background: On December 10, 2021, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc. Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership, leases with the State of Michigan, and royalties with private parties. The company is currently advancing work on an optimized feasibility study. Once the feasibility study is completed, the Company’s Board of Directors will evaluate the current economic climate and make a decision on how to move forward with the permitting and construction of the Back Forty Mine.

Permitting: The State of Michigan governs and regulates the permitting process as it relates to the Back Forty Project. Upon completion of the optimized feasibility study, we plan to submit all necessary permit applications.

Community: Tribal engagement has been very important to the Project, especially considering the cultural resources near the site. Outreach to local Tribes, including the Menominee Indian Tribe of Wisconsin, began as early as June of 2010. Aquila conducted extensive archeological studies throughout the affected and unaffected areas. As agreed with the authorities, Aquila identified areas for permanent protection and established appropriate buffers.

On August 5, 2022, the Company was invited by Michigan’s Department of Environment, Great Lakes and Energy (“EGLE”) to participate in a voluntary Scoping Environmental Impact Assessment (“SEIA”) meeting to present to agency staff and tribal representatives the initial site plan and other key improvements being incorporated into the Back Forty Project’s optimized feasibility study. We plan to continue working with the Tribes to better understand their concerns and

Gold Resource Corporation

to find opportunities to work together on issues that are important to both parties, such as the preservation of cultural sites and historical artifacts, impact to the Menominee river, and wetland mitigation. The Company continues to monitor a Petition by the MITW to have an area along the Menominee River, that includes a portion of the mine area, registered as a cultural landscape with the Keeper of the National Register of Historic Places. We are also monitoring the U.S. Army Corps of Engineers’ review of a petition by the MITW to have the Menominee River designated as Navigable under Section 10 of the Rivers and Harbor Act.

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

Long-hole Stoping:

Mining method which uses holes drilled by a production drill to a predetermined pattern by a mining engineer. Long-hole stoping is a highly selective and productive method of mining and can cater for varying ore thicknesses and dips (0 - 90 degree). Blasted rock is designed to fall into a supported drawpoint or be removed with remote control LHD (load, haul, dump machine).

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

Gold Resource Corporation

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

ITEM 3.LEGAL PROCEEDINGS

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government through which they demanded the cancelation of several concession titles, including concessions currently granted to DDGM. The federal government ordered a suspension to prevent work related to excavating, drilling, opening tunnels, and exploiting the mineral resources on the surface and subsoil of the concessions named in the injunction in the lands of the indigenous community. Presently, DDGM does not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 at the First District Courthouse in the state of Oaxaca remains under review by the courts.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange American (“NYSE American”) under the symbol “GORO”.

On March 9, 2023, there were 88,398,109 shares of Gold Resource Corporation, which were held by approximately 200 holders of record.

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

The following graph compares the performance of our common stock with the performance of the NYSE American Composite Index, the S&P TSX Global Gold Fund, the VanEck Gold Miners ETF (“GDX”), and the VanEck Junior Gold Miners ETF (“GDXJ”), assuming reinvestment of dividends on December 31 of each year indicated. The graph assumes $100 invested at the per share closing price in Gold Resource Corporation, and each of the indices included below from December 31, 2017 to December 31, 2022. The spin-off of Fortitude Gold Corporation to our shareholders at December 31, 2020 is reflected as a special dividend in 2021, as the shares started trading on the OTQB in February 2021.

Gold Resource Corporation

* for $100 invested on 12/31/17 in stock or index, including reinvestment of dividends

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 6200 S. Quebec St., Greenwood Village, CO 80111, and its telephone number is (303) 262-0600. Correspondence should be mailed to P.O. Box 43078, Providence, RI 02940-3078 or couriered to 150 Royall St., Suite 101, Canton, MA 0202.

Dividend Policy

Approximately $123 million in dividends have been returned to our shareholders since commercial production began at DDGM in July 2010. As of February 13, 2023, to protect our balance sheet and to focus our capital resources on exploration and growth opportunities, thus to maximize shareholder value, the company suspended the quarterly dividend payments until such time that it may become practicable to reinstate.

ITEM 6.RESERVED

Gold Resource Corporation

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

Introduction

We are a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. DDGM holds six properties and includes mineral production primarily from the Arista underground mine. We produce gold and silver doré and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead, and zinc. We are also currently preparing an optimized feasibility study at our Back Forty Project.

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2022 and 2021 and our financial condition as of December 31, 2022 and 2021, with a particular emphasis on the year ended December 31, 2022.

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

In our financial statements, we report the sale of all precious and base metals as revenue, and we periodically review our revenue streams to ensure that this treatment remains appropriate. We consider precious metals to be the long-term primary driver of our economic decisions and believe that base metals are secondary products for non-GAAP financial measures.

Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold, converted to gold equivalent ounces using the gold to silver average realized price ratio for the period.

COVID-19 Pandemic

The health and safety of our employees, contractors, and communities are our priorities. We continued maintaining strict safety and hygiene protocols to prevent the spread of COVID-19 and to lower the threat to our employees and our operations. On August 18, 2021, we announced the temporary suspension of activities at the Don David Gold Mine in response to a spike in COVID-19 cases at our mine and surrounding communities. The suspension lasted twelve days and by September 7, 2021, we had significantly ramped back up operations under further enhanced COVID-19 protocols. Since our non-mining workforce is able to work remotely with the benefit of technology, we were able to maintain our operations and internal controls over financial reporting and disclosures. We did not have to suspend any activities in 2022 due to COVID-19. We incurred incremental COVID-19 specific costs of $0.2 million and $0.1 million, respectively, during 2021 and 2022 for activities such as additional health and safety procedures, increased transportation, and community contributions. As of the date of the issuance of these audited Consolidated Financial Statements, there have been no other significant impacts, including impairments, to our operations and financial statements.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Mine activities during 2022 included development and ore extraction from the Arista mine. The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended December 31,		For the year ended December 31,
	2022	2021	2022	2021
Arista Mine
Milled
Tonnes Milled	116,616	135,398	491,983	486,970
Grade
Average Gold Grade (g/t)	2.51	1.93	2.56	2.01
Average Silver Grade (g/t)	109	82	83	82
Average Copper Grade (%)	0.45	0.38	0.39	0.39
Average Lead Grade (%)	1.58	2.17	1.80	1.93
Average Zinc Grade (%)	4.27	4.77	4.36	4.36
Recoveries
Average Gold Recovery (%)	82.4	81.6	83.9	81.3
Average Silver Recovery (%)	90.6	92.6	92.0	92.5
Average Copper Recovery (%)	77.3	80.1	75.6	79.9
Average Lead Recovery (%)	71.6	79.9	75.4	80.3
Average Zinc Recovery (%)	84.2	82.8	83.7	81.7
Combined
Tonnes Milled (1)	116,616	135,398	493,241	501,978
Tonnes Milled per Day (2)	1,389	1,559	1,466	1,512
Metal production (3)
Gold (ozs.)	7,767	6,853	34,122	26,438
Silver (ozs.)	370,768	330,873	1,213,404	1,200,291
Copper (tonnes)	406	413	1,436	1,506
Lead (tonnes)	1,323	2,345	6,665	7,544
Zinc (tonnes)	4,198	5,349	17,943	17,329
Metal produced and sold (3)
Gold (ozs.)	7,514	6,119	30,119	22,644
Silver (ozs.)	335,168	287,805	1,057,209	1,066,581
Copper (tonnes)	372	405	1,348	1,420
Lead (tonnes)	941	2,059	5,391	5,999
Zinc (tonnes)	3,265	4,167	14,157	13,553
Percentage payable metal (3)
Gold (%)	97	89	88	86
Silver (%)	90	87	87	89
Copper (%)	92	98	94	94
Lead (%)	71	88	81	80
Zinc (%)	78	78	79	78

(1)	Combined tonnes milled in the first, second, and third quarter of 2021 included 11,577 tonnes, 3,227 tonnes, and 204 tonnes from the Open Pit Mine, respectively. The Open Pit Mine is no longer in production. Additionally, in the first and second quarter in 2022, combined tonnes milled includes 1,043 and 215 purchased tonnes, respectively, related to an environmental initiative with a local community. There were no purchased tonnes processed in the third and fourth quarters of 2022.
(2)	Based on actual days the mill operated during the period.
(3)	The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2022 compared to 2021

For the year ended December 31, 2022, the Oaxaca operations produced 34,122 gold ounces and 1,213,404 silver ounces. These production results reflect an increase of 29% and 1%, respectively, from the same period in 2021. The production increase for gold is directly related to the increase in gold grade and recovery in 2022 as compared to the same periods in 2021. For the three months ended December 31, 2022, production totaled 7,767 gold ounces and 370,768 silver ounces. Gold production increased by 13% and silver production increased by 12% from the same period in 2021. Production increases are directly related to the increase in gold and silver grades in the fourth quarter of 2022 compared to the same periods in 2021.

Metals produced and sold is less than the amount of metals we produce because a portion of the metals present in the materials we ship is withheld by the purchaser of our doré and concentrates under the terms of the Company’s sales contracts. Revenue from the sale of doré and concentrate are reported net of these metals withheld; and therefore, the amount of the metals withheld are not shown as treatment charges. The terms of our smelting and trading sales contracts reflect customary commercial terms in the mining industry with the portion of the contained metals that are withheld (i.e. not paid for by the purchaser) ranging from less than 1% to up to 30% depending on the product sold (doré, copper concentrate, lead concentrate or zinc concentrate) and the volume of metals contained within that product. For example, in 2021, the amount of silver sold was 89% of the amount of silver produced, and in 2022, the amount of silver sold was 87% of the amount of silver produced. This decrease was due to the presence of more silver in the zinc concentrate in 2022 (which resulted in a higher portion of silver withheld by the purchaser), while in 2021 more silver was present in doré (which resulted in a lower portion of silver withheld by the purchaser). In the fourth quarter of 2022, the gold percentage payable was higher as the ounces produced and paid included approximately 900 ounces from the cleanup of various forms of Knelson concentrate in finished goods. In the fourth quarter of 2022, lead tonnages and recovery were both significantly lower as the minerology of the material mined resulted in more lead reporting into copper and zinc concentrates. Lead is not a payable metal in copper and zinc concentrates and results in penalties being charged.

Production Volumes

During the three and twelve months ended December 31, 2022, we processed ore at a rate of 1,389 and 1,466 ore tonnes per day, respectively, as compared to 1,559 and 1,512 ore tonnes per day for the same periods in 2021. Tonnes milled were 14% and 2% lower, respectively, for the three and twelve months ended December 31, 2022, as compared to the same periods in 2021. The lower production rates for the year and for the quarter were a result of ground support and ventilation challenges during the third and fourth quarters, including a deliberate but temporary slowdown of operations to improve safety conditions.

Grades & Recoveries

During the three and twelve months ended December 31, 2022, we processed ore with an average gold grade of 2.51 g/t and 2.56 g/t, respectively, as compared to 1.93 g/t and 2.01 g/t for the same periods in 2021. Full-year average gold grade was approximately 27% higher than the prior year, as a result of mining more ore from the Arista high-grade narrow veins. Likewise, during the three and twelve months ended December 31, 2022, we processed ore with an average silver grade of 109 g/t and 83 g/t, respectively, in line with 82 g/t for both the three and twelve months ended December 31, 2021. Additionally, overall recoveries for gold in 2022 improved by slightly less than 3% due to process improvement initiatives. As shown in the Technical Report Summary filed as Exhibit 96.1 to this Form 10-K, grades are expected to decline in 2023 in line with the life of mine average shown in the Mineral Reserve and Mineral Resource tables. As grades decline, recoveries are expected to decline as well.

Our base metals average grades during the three months ended December 31, 2022 were 0.45% for copper, 1.58% for lead, and 4.27% for zinc, compared to 0.38% for copper, 2.17% for lead, and 4.77% for zinc, for the same period in 2021. The average grades for our base metals for the twelve months ended December 31, 2022 were 0.39% for copper, 1.80% for lead, and 4.36% for zinc, compared to 0.39% for copper, 1.93% for lead, and 4.36% for zinc in 2021. While copper and zinc grades during the twelve months ended December 31, 2022, were in line with the same period in 2021, during the three months ended December 31, 2022, copper grades increased by 18%, and zinc grades decreased by 10%.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lead grades were 27% and 7% lower during the three and twelve months ended December 31, 2022. During the three and twelve months ended December 31, 2022, respectively, recoveries for copper were 4% and 5% lower, and recoveries for lead were 10% and 6% lower than in the same period in 2022. The recoveries for copper and lead were lower in 2022 due to grinding size not being optimal and has been remediated. Recoveries for zinc were 2% higher both during the three and twelve months ended December 31, 2022, as compared to the same periods in 2021. As shown in the Technical Report Summary filed as Exhibit 96.1 to this Form 10-K, future recoveries and grades are expected to be in line with the life of mine average shown in the Mineral Reserve and Mineral Resource tables.

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended December 31,		For the year ended December 31,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Doré and concentrate sales	$35,000	$40,492	$151,159	$135,679
Less: Treatment and refining charges	(3,327)	(3,275)	(12,072)	(11,485)
Realized/unrealized derivatives, net	701	846	(363)	1,002
Sales, net	32,374	38,063	138,724	125,196
Total cost of sales	27,790	25,016	108,976	88,449
Mine gross profit	4,584	13,047	29,748	36,747
Other costs and expenses, including tax:	7,867	10,358	36,069	28,719
Net (loss) income	$(3,283)	$2,689	$(6,321)	$8,028

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$842	$31	$458	$391
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$1,226	$417	$1,022	$905
Total all-in cost after co-product credits per AuEq oz sold (1)	$1,479	$810	$1,371	$1,283

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures”.

Sales

DDGM net sales of $138.7 million for the year ended December 31, 2022 increased by $13.5 million, or 11%, when compared to 2021. The increase in 2022 sales is the result of increased gold and zinc sales volumes, as well as higher gold and zinc realized prices. Gold ounces produced and sold in 2022 increased over 2021 by 7,475 ounces or 33%. The volume of zinc produced and sold increased by 4%. Silver, copper, and lead volumes decreased as follows: silver by 1%, copper by 5%, and lead by 10%. The average realized prices for silver, copper, and lead decreased as follows: silver 14%, copper 8%, and lead 6%. Concentrate treatment charges, which are net against concentrate sales, increased by 5%.

For the three months ended December 31, 2022, net sales of $32.4 million decreased by $5.7 million, or 15%, when compared to the same period in 2021. The decrease is mainly due to a reduction of zinc sales volume combined with lower realized zinc prices. The sales volume of zinc for the three months ended December 31, 2022 decreased by $4.3 million, or 30%, over the same period in 2021, and the realized price was 26% lower. Gold and Silver sales volumes for the three months ended December 31, 2022 increased over the same period in 2021 by 19% and 7%, respectively, while copper and lead decreased by 24% and 59%, respectively. The realized prices of gold, silver, copper, and lead for the three months ended December 31, 2022, compared to the same period in 2021, also decreased by 4%, 10%, 16%, and 16%, respectively.

Treatment Charges

Treatment charges for the twelve months ended December 31, 2022 were $12.1 million, or $578 per tonne of base metal produced and sold, as compared to $11.5 million, or $548 per produced and sold base metal tonne for the same period in 2021. This 5% increase in the per base metal tonne sold was largely driven by the benchmark and spot treatment

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

charge market for zinc, which can be volatile.

Treatment charges for the three months ended December 31, 2022 were $3.3 million, or $727 per tonne of base metal produced and sold, as compared to $3.3 million, or $494 per produced and sold base metal tonne for the same period in 2021. This increase in the per base metal tonne sold was largely driven by the benchmark and spot treatment charge market for zinc, which can be volatile.

Operating Costs

Total Cost of Sales of $109.0 million in 2022 increased by $20.6 million or 23%, compared to 2021. The primary driver is related to the $8.8 million, or 12%, increase in production costs from $72.2 million in 2021 to $81.0 million in 2022, and an $11.2 million, or 70%, increase in depreciation expense. The increase in production costs is related to $2.1 million higher labor costs; a $2.1 million increase in consumable goods caused by a 14% price increase in materials used in the operations; a $1.7 million increase in mine production cost due to increase in ground support and safety standards; a $1.2 million increase in transportation cost due to rate increases; a $1.0 million increase in utilities cost due to higher energy consumption related to the commissioning of the filtration plant and mill regrind improvements; and a $0.7 million increase in insurance costs.

Total Cost of Sales of $27.8 million for the three months ended December 31, 2022 increased by $2.8 million, or 11%, compared to the same period in 2021. The primary driver is related to the $2.7 million, or 57% increase in depreciation expense.

Mine Gross Profit

For the year ended December 31, 2022, mine gross profit and mine gross profit percent totaled $29.7 million and 21%, respectively, as compared to $36.7 million and 29% for the same period in 2021. The decrease in mine gross profit and mine gross profit percent during 2022 primarily resulted from 23% higher operating costs, offset by 11% higher net sales discussed above.

For the three months ended December 31, 2022, mine gross profit and mine gross profit percent totaled $4.5 million and 14%, respectively, as compared to $13.0 million and 34%, respectively, for the same period in 2021. The $8.5 million and 20% decrease in mine gross profit and mine gross profit percent, respectively, for 2022 compared to 2021 primarily resulted from $5.7 million (or 15%) in lower net sales and $2.8 million (or 11%) in higher operating costs.

The relationship between sales and operating costs, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and operating costs are impacted by the tonnes of ore processed, other

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

factors—the grade of ore processed, metal commodity prices, and operating cost unit prices—tend to have a greater impact on the relationship to mine gross profit. For example, in 2022, the volume of ore processed decreased 2% compared to 2021; however, sales increased by 11% and operating costs increased by 23%. The increase in sales is explained by the increase in gold grade and prices during 2022, and the increase in operating costs is explained by the increase in unit costs as a result of industry-wide inflationary pressure on various inputs, increased labor costs, and higher energy costs. Operating costs are not generally impacted by mineral content or grade of the ore processed. Occasionally, metal content or grade may impact the reagents consumed during processing, however, this has historically been immaterial.

We expect grades to vary from year to year based on the annual mine plan. The gold and silver grades are expected to trend downwards over time toward the average grade of 1.14 g/t and 97 g/t, respectively (and exclusive of copper, lead, and zinc contained grades), reflected in our Mineral Reserve estimate. However, as capital intensive mine development progresses and infill drilling occurs, opportunities to refine mining methods and eliminate dilution may have a favorable impact on future mineral grades.

One component of gross profit is concentrate treatment charges, which are netted against concentrate sales. These treatment charge agreements are negotiated on an annual basis with the spot rate adjusted quarterly on zinc. The increase in treatment charges in 2022 compared to 2021 was the result of the higher benchmark and spot rates for zinc treatment charges. In early 2022, the zinc treatment charge increased approximately by 55%, in line with the benchmark and spot rates for the zinc market.

Net income (loss)

For the year ended December 31, 2022, we recorded a net loss from operations of $6.3 million, as compared to $8.0 million net income during the same period in 2021. The change was attributable to the factors noted above.

For three months ended December 31, 2022, we recorded a net loss from operations of $3.3 million, as compared to $2.7 million net income during the same period in 2021. The change was attributable to the factors noted above.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended December 31,		For the year ended December 31,
	2022	2021	2022	2021
Net sales
Gold	$13,091	$10,993	$54,319	$40,713
Silver	7,137	6,687	22,757	26,773
Copper	3,018	3,948	11,987	13,495
Lead	1,956	4,801	11,626	13,442
Zinc	9,798	14,063	50,470	41,256
Less: Treatment and refining charges	(3,327)	(3,275)	(12,072)	(11,485)
Realized and unrealized (loss) gain - embedded derivative, net	701	846	(363)	1,002
Total sales, net	$32,374	$38,063	$138,724	$125,196
Metal produced and sold
Gold (ozs.)	7,514	6,119	30,119	22,644
Silver (ozs.)	335,168	287,805	1,057,209	1,066,581
Copper (tonnes)	372	405	1,348	1,420
Lead (tonnes)	941	2,059	5,391	5,999
Zinc (tonnes)	3,265	4,167	14,157	13,553
Average metal prices realized (1)
Gold ($ per oz.)	$1,734	$1,811	$1,801	$1,796
Silver ($ per oz.)	$21.25	$23.51	$21.53	$25.06
Copper ($ per tonne)	$8,221	$9,768	$8,795	$9,553
Lead ($ per tonne)	$1,954	$2,339	$2,129	$2,268
Zinc ($ per tonne)	$2,577	$3,466	$3,539	$3,091
Gold equivalent ounces sold
Gold Ounces	7,514	6,119	30,119	22,644
Gold Equivalent Ounces from Silver	4,107	3,736	12,638	14,882
Total AuEq oz	11,621	9,855	42,757	37,526

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Costs and Expenses, Including Taxes

	For the three months ended December 31,		For the year ended December 31,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	$2,430	$830	$8,048	$6,900
DDGM exploration expenses	1,054	1,171	4,244	4,831
Back Forty Project expenses	1,880	55	8,805	55
Restructuring expenses	-	1,927	-	2,423
Stock-based compensation	338	164	1,955	875
Realized and unrealized (gain) loss on zinc zero cost collar	50	2,816	170	3,000
Other expense, net	2,471	477	4,288	1,020
Total other costs and expenses	8,223	7,440	27,510	19,104
Provision for income taxes	(356)	2,918	8,559	9,615
Total other costs, including taxes	$7,867	$10,358	$36,069	$28,719

General and administrative expenses. For the year ended December 31, 2022, general and administrative expenses totaled $8.0 million compared to $6.9 million for the same period of 2021. The $1.1 million increase in 2022, compared to 2021 is primarily related to higher audit fees and tax services related to the acquisition of Aquila in late 2021. Additionally, personnel with strong technical and operating skills were added to the corporate team in 2022 to support our disciplined growth strategy.

For the three months ended December 31, 2022, general and administrative expenses totaled $2.4 million compared to $0.8 million for the same period of 2021. This increase is due to higher internal and external audit fees and hiring of in-house technical personnel, as well as using consulting services, to improve processing.

DDGM Exploration expenses. For the year ended December 31, 2022, DDGM exploration expenses totaled $4.2 million as compared to $4.8 million for the same period of 2021. Exploration expenses for DDGM in Mexico were 12% lower for the twelve months ended December 31, 2022, compared to the same period in 2021 as a result of the exploration work being temporarily slowed due to ground support and ventilation challenges during the third and fourth quarters.

For the three months ended December 31, 2022, DDGM exploration expenses totaled $1.1 million in line with $1.2 million for the same period of 2021.

Back Forty Project expenses. For the year ended December 31, 2022, the Back Forty Project expenses totaled $8.8 million as compared to $0.1 million for the same period of 2021. There is only one month of activity reflected for 2021 due to the timing of the acquisition in December 2021 while there are twelve months of activities in 2022 related to the optimized feasibility study and permit application work.

Restructuring expenses. Restructuring expenses of $2.4 million were incurred during the year ended December 31, 2021 for employee severance compensation related to the spin-off of Fortitude Gold Corporation in the first quarter of 2021 and change of control payments related to the Aquila Transaction in December 2021. No restructuring occurred in 2022.

Stock-based compensation. For the year ended December 31, 2022, stock-based compensation expense totaled $2.0 million as compared to $0.9 million for the same period of 2021. The higher 2022 costs are the result of additional grants in 2022 related to both the 2021 and 2022 compensation programs.

For the three months ended December 31, 2022, stock-based compensation expense totaled $0.3 million in line with $0.2 million for the same period of 2021.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other expense, net. For the year ended December 31, 2022, we recorded other expense of $4.3 million compared to $1.0 million during the same period of 2021. The $3.3 million increase from 2021 was due to higher unrealized foreign exchange loss as the Mexican Peso slightly strengthened in 2022, the fair value adjustment on the Contingent Consideration, and the interest on the streaming liabilities. Please see Note 18—Other (Income) Expense, Net in Item 8—Financial Statements and Supplementary Data for additional information.

For the three months ended December 31, 2022, we recorded other expense of $2.5 million compared to $0.5 million during the same period of 2021. This $2.0 million increase in 2022 is predominantly related to $0.7 million in severance at DDGM, $0.9 million in interest expense on the streaming liabilities, and the $0.4 million fair value adjustment on the Contingent Consideration.

Provision for income taxes. For the year ended December 31, 2022, income tax expense decreased to $8.6 million from $9.6 million for the same period in 2021. The 2022 income tax expense is primarily driven by the decrease in net income at DDGM, offset by less deductions allowed in 2022 due to the 2021 Mexican Tax Reform that took effect in 2022. Please see Note 5—Income Taxes in Item 8—Financial Statements and Supplementary Data for additional information.

For the three months ended December 31, 2022, income tax expense decreased by $3.3 million from $2.9 million tax expense in the fourth quarter of 2021 to $0.4 million tax benefit in the fourth quarter of 2022. In the three months ended December 31, 2022, the Company had a $6.0 million decline in net income before income tax resulting in a net loss as compared to net income in the same period in 2021.

2022 Capital and Exploration Investment Summary

		For the year ended December 31, 2022
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$6,619
Underground Exploration Development	Capital	3,034
Infill Drilling	Capital	3,459
Other Sustaining Capital	Capital	3,227
Subtotal of Sustaining Investments:		16,339
Growth Investments:
DDGM growth:
Gold Regrind	Capital	745
Dry Stack Completion	Capital	1,149
Surface Exploration / Other	Exploration	1,929
Underground Exploration Drilling	Exploration	2,315
Back Forty growth:
Back Forty Feasibility Study & Permits	Exploration	8,805
Subtotal of Growth Investments:		14,943
Total Capital and Exploration:		$31,282

The Company’s investment in Mexico totaled $22.5 million in 2022. Our investment in Mexico is focused on favorably impacting our environment, social and governance programs while creating operational efficiencies and longevity. At the Back Forty Project, $8.8 million was invested in feasibility and permitting initiatives in 2022.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dry Stack Tailings Filtration Plant and Dry Stack Area

Underground and Exploration Development: Mine development during the quarter included ramps and accesses to different areas of the deposit, vertical shafts, and exploration development drifts. A total of 4,051 meters of underground development and exploration development, at a cost of $9.7 million, was completed during the year, including access to new exploration drill stations for both infill and expansion programs.

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

For financial reporting purposes, we report the sale of base metals as part of our revenue. Revenue generated from the sale of base metals in our concentrates is considered a co-product of our gold and silver production for the purpose of our total cash cost after co-product credits for our Don David Gold Mine. We periodically review our revenues to ensure that our reporting of primary products and co-products remains appropriate. Because we consider copper, lead, and zinc to be co-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after co-product credits per gold equivalent ounce sold. Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold, converted to gold equivalent ounces using the gold to silver average realized price ratio for the period. We believe the identification of copper, lead, and zinc as co-product credits is appropriate because of their lower individual economic value compared to gold and silver and due to the fact that gold and silver are the primary products we intend to produce.

Total cash cost, after co-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

 Total cash cost before co-product credits includes all direct and indirect production costs related to our production of metals (including mining, milling, and other plant facility costs, royalties, and site general and administrative costs) less stock-based compensation allocated to production costs plus treatment and refining costs.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The following table summarizes Don David Gold Mine’s total all-in cost after co-product credits per gold equivalent ounce sold:

	For the three months ended December 31,		For the year ended December 31,
	2022	2021	2022	2021

	(in thousands, except per oz)
Gold equivalent ounces sold (oz)	11,621	9,855	42,757	37,526
Total production (1)	$19,773	$20,252	$80,949	$72,234
Treatment and refining charges (2)	3,327	3,275	12,072	11,485
Co-product credits (2)	(13,314)	(23,220)	(73,442)	(69,061)
Total cash cost after co-product credits	9,786	307	19,579	14,658
Total cash cost after co-product credits per AuEq oz sold	$842	$31	$458	$391
Sustaining - capitalized expenditure (3)	1,076	2,739	13,305	11,307
Reclamation and remediation	620	67	801	219
Subtotal of DDGM sustaining costs	1,696	2,806	14,106	11,526
DDGM all-in sustaining cost after co-product credits per AuEq oz sold	988	316	$788	$698
Sustaining - general and administrative, including stock-based compensation expenses	2,768	994	10,003	7,775
Consolidated all-in sustaining cost after co-product credits	14,250	4,107	43,688	33,959
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	$1,226	$417	$1,022	$905
Non-sustaining cost- capital expenditure (3)	-	2,654	1,894	9,303
Non-sustaining cost- exploration expenditure (1)	2,934	1,226	13,049	4,886
Subtotal of non-sustaining costs	2,934	3,880	14,943	14,189
Total all-in cost after co-product credits	17,184	7,987	58,631	48,148
Total all-in cost after co-product credits per AuEq oz sold	$1,479	$810	$1,371	$1,283

(1)	Refer to Item 8. Financial Statements and Supplemental Data: Consolidated Statements of Operations
(2)	Refer to Item 8. Financial Statements and Supplemental Data: Note 3.
(3)	Sum of, refer to Item 8. Financial Statements and Supplemental Data: Consolidated Statements of Cash Flow

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2021		2022
	Q3	Q4	Q1	Q2	Q3	Q4	Full Year
Operating Data
Total tonnes milled	98,010	135,398	136,844	129,099	110,682	116,616	493,241
Average Grade
Gold (g/t)	2.68	1.93	3.00	2.63	1.98	2.51	2.56
Silver (g/t)	91	82	81	64	80	109	83
Copper (%)	0.37	0.38	0.41	0.32	0.37	0.45	0.39
Lead (%)	2.29	2.17	1.97	1.99	1.59	1.58	1.80
Zinc (%)	4.79	4.77	4.89	4.00	4.21	4.27	4.36
Metal production (before payable metal deductions)
Gold (ozs.)	6,933	6,853	11,187	9,317	5,851	7,767	34,122
Silver (ozs.)	265,829	330,873	332,292	249,088	261,256	370,768	1,213,404
Copper (tonnes)	284	413	431	303	296	406	1,436
Lead (tonnes)	1,808	2,345	2,073	2,020	1,249	1,323	6,665
Zinc (tonnes)	3,920	5,349	5,562	4,282	3,901	4,198	17,943
Metal produced and sold
Gold (ozs.)	5,809	6,119	8,381	8,746	5,478	7,514	30,119
Silver (ozs.)	255,394	287,805	265,407	231,622	225,012	335,168	1,057,209
Copper (tonnes)	268	405	408	286	282	372	1,348
Lead (tonnes)	1,550	2,059	1,639	1,755	1,056	941	5,391
Zinc (tonnes)	3,059	4,167	4,359	3,590	2,943	3,265	14,157
Average metal prices realized
Gold ($ per oz.)	$ 1,762	$ 1,811	$ 1,898	$ 1,874	$ 1,627	$ 1,734	$ 1,801
Silver ($ per oz.)	$ 23.19	$ 23.51	$ 23.94	$ 22.05	$ 18.54	$ 21.25	$ 21.53
Copper ($ per tonne)	$ 9,092	$ 9,768	$ 10,144	$ 9,275	$ 7,115	$ 8,221	$ 8,795
Lead ($ per tonne)	$ 2,397	$ 2,339	$ 2,347	$ 2,168	$ 1,882	$ 1,954	$ 2,129
Zinc ($ per tonne)	$ 3,032	$ 3,466	$ 3,842	$ 4,338	$ 3,186	$ 2,577	$ 3,539
Gold equivalent ounces sold
Gold Ounces	5,809	6,119	8,381	8,746	5,478	7,514	30,119
Gold Equivalent Ounces from Silver	3,356	3,736	3,348	2,729	2,564	4,107	12,638
Total AuEq oz	9,165	9,855	11,729	11,475	8,042	11,621	42,757
Financial Data ($'s in thousands except for per ounce)
Total sales, net	$ 29,029	$ 38,063	$ 45,417	$ 37,064	$ 23,869	$ 32,374	$ 138,724
Earnings from mining operations before depreciation and amortization	11,766	17,744	25,281	15,281	4,431	11,981	56,974
Total cash cost after co-product credits per AuEq oz sold	466	73	(121)	247	1,103	842	458
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	1,031	451	499	799	1,831	1,226	1,022
Production Costs	17,216	20,252	20,074	21,722	19,380	19,773	80,949
Production Costs/Tonnes Milled	176	150	147	168	175	170	164
Earnings before interest, taxes, depreciation, depletion, and amortization	7,402	10,304	15,328	13,716	(3,338)	3,758	29,464
Operating Cash Flows	5,743	12,911	4,230	7,976	(4,292)	6,243	14,157
Net income	1,529	2,689	4,019	2,673	(9,730)	(3,283)	(6,321)
Earnings per share - basic	$ 0.02	$ 0.03	$ 0.05	$ 0.03	($ 0.11)	($ 0.04)	($ 0.07)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2022, our working capital was $21.4 million, a decrease of $7.9 million from $29.3 million at December 31, 2021. Our working capital balance at December 31, 2022 reflects a decrease in cash, offset by a decrease in liabilities related for income tax payable and the zinc zero cost collar. Our working capital balance fluctuates as we use cash to fund our operations, financing, and investing activities, including exploration, mine development, income taxes, and shareholder dividends. We believe that as a result of our cash balances, the performance of our current and expected operations, and current metals prices, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Our forecasted sources of cash for the twelve months ending December 31, 2023, are approximately $119 to $124 million, which include the following:

●	$23.7 million cash balance at December 31, 2022; and
●	Approximately $95 million to $100 million in net sales.

Our forecasted expenditures during the twelve months ending December 31, 2023, are approximately $103 to $110 million which include the following:

●	Cost of metals sold of approximately $70 to $73 million;
●	Capital expenditures of approximately $9 to $10 million;
●	DDGM exploration costs of approximately $6 to $7 million;
●	Back Forty exploration costs of approximately $1.5 to $2 million;
●	General and administrative costs of approximately $8.5 to $9.5 million; and
●	Payment for the Contingent Consideration of approximately $2.2 million.
●	Tax payments of approximately $6.0 million

The actual amount of cash receipts that we receive during the period from operations may vary significantly from the amounts specified above due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, (v) increases in operating costs above those used in calculating the estimates shown above, (vi) possible strategic transactions, or (vii) interruptions in mining at DDGM. The actual amount of cash expenditures that we incur during the twelve-month period ending December 31, 2023 may vary significantly from the amounts specified above and will depend on a number of factors, including unexpected challenges in operations or exploration and continued inflationary pressure. Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to adjust our spending over the next twelve months. We also may utilize the At-The-Market Offering Agreement (“ATM”) program, if needed. Please see Note 13— Shareholders’ Equity in Item 8—Financial Statements and Supplementary Data for additional information about the ATM.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the Back Forty Project securing project financing and achieving commercial production. We are currently preparing an optimized feasibility study at our Back Forty Project. Project financing requirements will not be determined until the feasibility study is complete and the permitting timeline established.

Cash and cash equivalents as of December 31, 2022 decreased to $23.7 million from $33.7 million as of December 31, 2021, a net decrease in cash of $10.0 million. The decrease is primarily due to lower cash inflows from operations, offset by $3.6 million less cash spent on investing activities, including capital expenditures.

Net cash provided by operating activities for the years ended December 31, 2022 and 2021 was $14.2 million and $34.8 million, respectively. The decrease is mainly attributable to the increase in costs due to the feasibility study work for the Back Forty Project.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in investing activities for the year ended December 31, 2022 was $19.4 million compared to $23.0 million during the same period in 2021. The decrease in investing activities is primarily attributable to the completion of the water filtration plant and dry stack tailings facilities at the end of 2021 and commissioning in early 2022 at our Don David Gold Mine.

Net cash used in financing activities for the year ended December 31, 2022 was a net outflow of $3.9 million compared to a net outflow of $3.1 million in 2021.

Off-Balance Sheet Arrangements

As of December 31, 2022, we have off-balance sheet arrangements related to equipment purchase obligations of $1.2 million.

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

Mineral Resources and Mineral Reserves

Critical estimates are inherent in the process of determining our Mineral Resources and Mineral Reserves. Our Mineral Resources and Mineral Reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, and production cost. Metal prices are estimated based on conservative estimates which closely approximate the 12-month low for the metal price as per published exchanges (Comex for precious metals and London Metal Exchange (“LME”) for base metals). The prices were subsequently compared to the actual 2022 closing spot price as per published exchange to ensure the prices used for the Mineral Resources & Mineral Reserves were still considered to be reasonably conservative estimates. Our assessment of Mineral Resources and Mineral Reserves occurs at least annually. Mineral Reserves are a key component in the valuation of our property, equipment and mine development and related depletion and depreciation rates.

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

Please see Note 1—Nature of Operations and Summary of Significant Accounting Policies in Item 8—Financial Statements and Supplementary Data for depreciation rates of major asset categories.

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

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment and commodity prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group are less than its carrying value. In that event, a loss will be recorded in our Consolidated Statements of Operations based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated Mineral Resources and Mineral Reserves, commodity prices (considering current and historical prices, price trends, and related factors), production quantities, production costs, and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs, and capital are each subject to significant risks and uncertainties.

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

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and deferred share units (“DSUs”) to be measured based on the grant date fair value of the awards. The resulting expense is generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

Stock-based compensation expense is recorded net of estimated forfeitures in our Consolidated Statements of Operations, and it is recorded for only those stock-based awards that we expect to vest. We estimate the forfeiture rate

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

based on historical forfeitures of equity awards and adjust the rate to reflect changes in facts and circumstances, if any. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.

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

Each period, we evaluate the likelihood of whether some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. When evaluating our valuation allowance, we consider historical and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, market gold and silver prices, production costs, quantities of Mineral Resources and Mineral Reserves, interest rates, federal and local legislation, and foreign currency exchange rates. If we determine that all or a portion of the deferred tax assets will not be realized, a valuation allowance will be recorded with a charge to income tax expense. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

In addition, the calculation of income tax expense involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in each of the jurisdictions in which we operate and makes estimates of the expected timing of the reversal of future tax assets and liabilities. We also make assumptions about future earnings, tax planning strategies, and the extent to which potential future tax benefits will be used. We are also subject to assessments by various taxation authorities, which may interpret tax legislation differently, which could affect the final amount or the timing of tax payments.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that govern non-exchange traded, over-the-counter, spot, forward, and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Subsequently, the Company entered into zinc zero cost collars. These derivatives are not designated as hedges. The zero cost collars are used to manage the Company’s near-term exposure to cash flow variability from zinc price risks. We do not currently use financial instruments with respect to any of the other base metal production.

In addition to materially adversely affecting our reserve estimates, results of operations and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent that we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur approximately 56% of costs in peso in Mexico. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

As of December 31, 2022, we held 3.9 million Mexican Pesos ($0.2 million) and 0.1 million Canadian Dollars ($0.1 million). We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment and the final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment. Please see Note 14— Derivatives in Item 8—Financial Statements and Supplementary Data for additional information.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Gold Resource Corporation
Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Asset Retirement Obligation

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company recorded $8.4 million in asset retirement obligation as of December 31, 2022, with a $6.4 million change in estimate during 2022. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs.

We identified the estimation of the asset retirement obligation as a critical audit matter, specifically the assumptions used in the change in estimate for 2022. These assumptions included (i) future reclamation and remediation costs expected to be incurred, (ii) discount rate, and (iii) estimated inflation. Auditing these assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding of management’s process to develop their asset retirement obligation estimate.
●	Testing management’s assumption for future reclamation and remediation costs expected to be incurred by agreeing the amounts to the Company’s asset retirement obligation cost analysis and evaluating management’s experts.
●	Performing sensitivity analyses around the discount rate and estimation for inflation, including evaluating contradictory evidence.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2022.

Spokane, Washington
March 13, 2023

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gold Resource Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Gold Resource Corporation (the “Company”) as of December 31, 2021 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor from 2016 to 2022.

Denver, Colorado

March 10, 2022

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

		As of	As of
		December 31,	December 31,
	Note	2022	2021
ASSETS
Current assets:
Cash and cash equivalents		$23,675	$33,712
Accounts receivable, net		5,085	8,672
Inventories, net	4	13,500	10,361
Promissory note	3	-	3,885
Prepaid expenses and other current assets	6	3,839	2,285
Total current assets		46,099	58,915
Property, plant and mine development, net	7	152,563	156,771
Other non-current assets	8	5,509	76
Total assets		$204,171	$215,762
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$13,329	$13,308
Income taxes payable, net		-	6,801
Mining royalty taxes payable, net		3,945	2,975
Zinc zero cost collar	17	-	1,844
Contingent consideration	12	2,211	-
Accrued expenses and other current liabilities	9	5,197	4,731
Total current liabilities		24,682	29,659
Reclamation and remediation liabilities	11	10,366	3,112
Gold and silver stream agreements liability	10	43,466	42,560
Deferred tax liabilities, net	5	9,224	13,126
Contingent consideration	12	2,179	4,603
Other non-current liabilities	9	2,490	1,952
Total liabilities		92,407	95,012
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,398,109 and 88,338,774 shares outstanding at December 31, 2022 and December 31, 2021, respectively		89	89
Additional paid-in capital		111,024	110,153
Retained earnings		7,706	17,563
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		111,764	120,750
Total liabilities and shareholders' equity		$204,171	$215,762

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2022 and 2021

(U.S. dollars in thousands, except share and per share amounts)

		For the year ended
		December 31,
	Note	2022	2021

Sales, net	2	$138,724	$125,196
Cost of sales:
Production costs		80,949	72,234
Depreciation and amortization		27,226	15,996
Reclamation and remediation		801	219
Total cost of sales		108,976	88,449
Mine gross profit		29,748	36,747
Costs and expenses:
General and administrative expenses		8,048	6,900
Mexico exploration expenses		4,244	4,831
Michigan Back Forty Project expenses		8,805	55
Restructuring expenses		-	2,423
Stock-based compensation	16	1,955	875
Realized and unrealized loss on zinc zero cost collar	17	170	3,000
Other expense, net	18	4,288	1,020
Total costs and expenses		27,510	19,104
Income before income taxes		2,238	17,643
Provision for income taxes	5	8,559	9,615
Net (loss) income		$(6,321)	$8,028
Net (loss) income per common share:
Basic and diluted net (loss) income per common share	19	$(0.07)	$0.11

Weighted average shares outstanding:
Basic	19	88,368,250	75,301,253
Diluted	19	88,368,250	75,608,627

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended December 31, 2022 and 2021

(U.S. dollars in thousands, except share and per share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2020	74,713,356	$75	$84,865	$12,653	$(5,884)	$(1,171)	$90,538
Stock-based compensation	-	-	671	-	-	-	671
Net stock options exercised	237,719	-	288	-	-	-	288
Common stock issued for vested restricted stock units	75,262	-	-	-	-	-	-
Dividends declared (1)	-	-	-	(3,118)	-	-	(3,118)
Issuance of stock, net of issuance costs	13,714,630	14	24,536	-	-	-	24,550
Surrender of stock for taxes due on vesting	(65,795)	-	(207)	-	-	-	(207)
Net income	-	-	-	8,028	-	-	8,028
Balance, December 31, 2021	88,675,172	$89	$110,153	$17,563	$(5,884)	$(1,171)	$120,750
Stock-based compensation	-	-	1,240	-	-	-	1,240
Stock options exercised - settled in cash	-	-	(331)	-	-	-	(331)
Common stock issued for vested restricted stock units	80,169	-	-	-	-	-	-
Dividends declared (1)	-	-	-	(3,536)	-	-	(3,536)
Cancellation of shares related to the Aquila acquisition (2)	(16,249)	-	(29)	-	-	-	(29)
Surrender of stock for taxes due on vesting	(4,585)	-	(9)	-	-	-	(9)
Net loss	-	-	-	(6,321)	-	-	(6,321)
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764

(1)	Cash dividends declared per share was $0.04 for both 2022 and 2021. Cash dividends paid per share was $0.04 and $0.0433 for 2022 and 2021, respectively. Dividends declared and dividends paid to stockholders differed in 2021 due to timing of payments of some dividends declared in 2020. In December 2020, a $0.0033 per share dividend was declared, which was paid to shareholders only in 2021.
(2)	Aquila formerly issued shares related to RebGold/BacTech Mining Arrangement Agreement that expired in 2020. As these shares were not redeemed prior to expiration, the shares should have been struck by Aquila’s transfer agent prior to issuing GRC shares on December 10, 2021 in connection with the acquisition by GRC.

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2022 and 2021

(U.S. dollars in thousands)

		For the year ended December 31,
	Note	2022	2021
Cash flows from operating activities:
Net (loss) income		$(6,321)	$8,028
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit		(3,545)	(2,216)
Depreciation and amortization, including amortization in reclamation		27,364	16,147
Stock-based compensation		1,955	875
Other operating adjustments	21	44	2,707
Changes in operating assets and liabilities:
Accounts receivable		3,587	(4,446)
Inventories		(2,550)	(708)
Prepaid expenses and other current assets		(724)	(263)
Other noncurrent assets		249	(8)
Accounts payable and other accrued liabilities		284	5,930
Mining royalty and income taxes payable, net		(6,186)	8,737
Net cash provided by operating activities		14,157	34,783

Cash flows from investing activities:
Capital expenditures		(18,233)	(20,610)
Equity investment		(1,743)	-
Cash acquisition costs, net of cash acquired		-	(2,363)
Proceeds from the sale of gold and silver rounds		533	-
Net cash used in investing activities		(19,443)	(22,973)

Cash flows from financing activities:
(Cash settlement of) proceeds from stock options exercise		(376)	300
Dividends paid		(3,536)	(3,366)
Other financing activities		-	3
Net cash used in financing activities		(3,912)	(3,063)
Effect of exchange rate changes on cash and cash equivalents		(839)	(440)

Net (decrease) increase in cash and cash equivalents		(10,037)	8,307
Cash and cash equivalents at beginning of period		33,712	25,405
Cash and cash equivalents at end of period		$23,675	$33,712

Supplemental Cash Flow Information
Interest expense paid		$-	$-
Income and mining taxes paid		$18,594	$4,939
Non-cash investing activities and financing:
Change in capital expenditures in accounts payable		$(410)	$684
Change in estimate for asset retirement costs		$6,384	$7
Green Light Metals shares received for promissory note		$3,611	$-
Issuance (cancellation) of shares related to the Aquila acquisition		$(29)	$24,550

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Acquisition

On December 10, 2021, the Company completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc. Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, silver, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership, leases with the State of Michigan, and royalties with private parties. The Company considered the appropriate accounting treatment with regards to the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805 Business Combinations and determined it was appropriate to account for this transaction as an asset acquisition. Please see Note 23—Aquila Acquisition in Item 8—Financial Statements and Supplementary Data for additional information.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its Mexican subsidiary, Don David Gold Mexico S.A. de C.V., and Aquila and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Asset Acquisition

The Company considers the appropriate accounting treatment with regards to the Financial Accounting Standards Board’s ASC 805 Business Combinations for all material merger and acquisition transactions as they occur. The facts and circumstances of each transaction are evaluated to determine the appropriate accounting. Please see Note 23—Aquila Acquisition in Item 8—Financial Statements and Supplementary Data for additional information regarding the accounting for the Aquila Transaction that closed on December 10, 2021.

Segment Reporting

The Company has organized its operations into three geographic regions. The geographic regions include Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

Gold Resource Corporation

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

Reclassifications

Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. Starting in 2022, the Company stopped presenting Gold and Silver Rounds as a separate line item in the Consolidated Balance Sheets. Gold and Silver Rounds are now included within prepaid expenses and other current assets. In 2021, accrued expenses and other current liabilities included the liability for the zinc zero cost collar, which is presented in a separate line on the Consolidated Balance Sheets in 2022. In 2021, exploration expenses included both the Don David Gold Mine (“DDGM”) exploration expenses and the Back Forty Project expenses. In 2022, these are presented on separate lines in the Consolidated Statements of Operations. The reclassifications had no effect on the Company’s results of operations or financial condition.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased. Cash held in Mexican Pesos or Canadian Dollars is converted to U.S. Dollars at the closing exchange rate at year end.

Accounts Receivable, net

Accounts receivable consists of trade receivables, which are recorded net of allowance for doubtful accounts from the sale of doré and metals concentrates, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note 14—Derivatives and Note 20—Fair Value Measurement in Item 8—Financial Statements and Supplementary Data for additional information related to the embedded derivative. As of both December 31, 2022 and 2021, the allowance for doubtful accounts was nil.

Gold Resource Corporation

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data), and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead and depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and to bring the product to sale.

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

Materials and Supplies Inventories: Materials and supplies inventories consist of chemical reagents, parts, fuels, and other materials and supplies. Cost includes applicable taxes and freight. Materials and supplies inventory is carried at the lower of average cost or net realizable value.

Write-downs of inventory are charged to production costs on the Consolidated Statements of Operations.

Promissory Note

A promissory note was acquired in the Aquila Transaction. In October 2021, Aquila sold its Wisconsin assets to Green Light Metals in return for a C$4.9 million ($3.9 million) promissory note. Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note. The shares received represent 28.5% ownership in Green Light Metals. As of December 31, 2022, the balance of the promissory note receivable was zero. Management chose to account for this investment in Green Light Metals using the fair value option. Please see Note 3—Promissory Note and Note 8—Other Non-current Assets in Item 8—Financial Statements and Supplementary Data for additional information related to investment in Green Light Metals.

Property, Plant, and Mine Development

Land and Mineral Interests: The costs of acquiring land, mineral rights, and mineral interests are considered tangible assets. Administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable mineral deposit is discovered, such capitalized costs are amortized when production begins using the units of production (“UOP”) method. If no mineable mineral deposit is discovered, or such rights are otherwise determined to have diminished value, costs are expensed in the period in which this determination is made.

Mine Development: This includes the cost of engineering and metallurgical studies; drilling and other related costs to delineate an ore body; and the cost of building access ways, shafts, lateral access, drifts, ramps, and other infrastructure. Costs incurred before mineralization is classified as Mineral Resources are expensed and classified as exploration expenses. Capitalization of mine development project costs that meet the definition of an asset begins once mineralization is classified as Mineral Resources.

Drilling costs incurred during the production phase for operational ore control are recorded as mine development and amortized using UOP. All other drilling and related costs are expensed as incurred.

Gold Resource Corporation

Mine development costs are amortized using the UOP method based on estimated recoverable ounces in Mineral Reserves.

Property and Equipment: All items of property and equipment are carried at cost. Normal maintenance and repairs are expensed as incurred, while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in other (income) expense.

Construction in Progress: Expenditures for new facilities or equipment are capitalized and recorded at cost. Once completed and ready for its intended use, the asset is transferred to property and equipment to be depreciated or amortized.

Depreciation and Amortization: Capitalized costs are depreciated or amortized using the straight-line or UOP method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. The estimates for Mineral Reserves are a key component in determining the UOP depreciation rates. The estimates of Mineral Reserves may change, possibly in the near term, resulting in significant changes to depreciation and amortization rates in future reporting periods. The following are the estimated economic lives of depreciable assets:

Range of Lives
Asset retirement costs	UOP
Furniture, computer and office equipment	3 to 10 years
Light vehicles and other mobile equipment	4 years
Machinery and equipment	UOP to 8 years
Mill facilities and related infrastructure	UOP
Mine development and mineral interests	UOP
Buildings and infrastructure	UOP to 4 years

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If an impairment is indicated, a determination is made whether an impairment has occurred. Impairment losses are measured either 1) as the excess of carrying value over the total discounted estimated future cash flows, or 2) as the excess of carrying value over the fair value, using the expected fair value technique in the absence of an observable market price. Losses are charged to expense on the Company’s Consolidated Statements of Operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Existing Mineral Resources and Mineral Reserves are included when estimating the fair value in determining whether the assets are impaired. The Company’s estimates of future cash flows are based on numerous assumptions, including expected gold and other commodity prices, production levels and costs, processing recoveries, capital requirements, and estimated salvage values. It is possible that actual future cash flows will be significantly different from the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs, and capital requirements are each subject to significant risks and uncertainties.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, receivables from provisional concentrate sales, and accounts payable approximate fair value because of the short maturity of those instruments. The recorded amounts for the zinc zero cost collar are based on the London Metal Exchange forward underlying price over a period from the trade date to the payment date. The recorded amount for the equity investment in the common shares of Maritime is based on the closing share price of MAE.V on TSX-V. The company elected the fair value measurement option as the measurement basis for the equity investment in the common shares of Green Light Metals.

Gold Resource Corporation

Treasury Stock

Treasury stock represents shares of the Company’s common stock which have been repurchased on the open market at the prevailing market price at the time of purchase and have not been canceled. Treasury stock is shown at cost as a separate component of equity.

Revenue Recognition

The Company recognizes revenue from doré and concentrate sales.

Doré sales: Doré sales are recognized upon the satisfaction of performance obligations, which occurs upon delivery of doré and when the price and quantity are agreed with the customer. Doré sales are recorded using quoted metal prices, net of refining charges.

Concentrate sales: Concentrate sales are initially recorded based on 100% of the provisional sales prices, net of treatment and refining charges, at the time of delivery to the customer, at which point the performance obligations are satisfied and control of the product is transferred to the customer. Adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metals until final settlement occurs. The changes in price between the provisional sales price and final sales price are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate. Sales are recorded net of charges for treatment, refining, smelting losses, and other charges negotiated with the buyer. These charges are estimated upon delivery of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement, which normally occurs within two months. Historically, actual charges have not varied materially from the Company’s initial estimates.

Production Costs

Production costs include labor and benefits, royalties, concentrate and doré shipping costs, mining costs, fuel and lubricants, legal and professional fees related to mine operations, stock-based compensation attributable to mine workers, materials and supplies, repairs and maintenance, explosives, site support, housing and food, insurance, reagents, travel, medical services, security equipment, office rent, tools, and other costs that support mining operations.

Exploration Costs

Exploration costs are charged to expense as incurred. Costs to identify new Mineral Resources and to evaluate potential Mineral Resources are considered exploration costs. Exploration activities conducted within the defined Mineral Resources are capitalized.

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition and measurement provisions of U.S. GAAP. Those provisions require all stock-based payments, including grants of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and deferred share units (“DSUs”) to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis in the Consolidated Statements of Operations over the period during which services are performed in exchange for the award. The majority of the awards are earned over a service period of three years. DSUs are earned immediately at grant and are expected to be paid out in cash in the future. PSUs and DSUs are considered liability instruments and marked-to-market each reporting period. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, and estimates of forfeitures.

Gold Resource Corporation

Reclamation and Remediation Costs

Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Reclamation obligations are based in part on when the spending for an existing environmental disturbance will occur. The Company reviews the reclamation obligation at least on an annual basis.

In 2014, the Company became a production stage company and therefore, started capitalizing asset retirement costs along with the asset retirement obligation. Please see Note 11—Reclamation and Remediation in Item 8—Financial Statements and Supplementary Data for additional information.

Accounting for reclamation and remediation obligations requires management to make estimates unique to each mining operation of the future costs expected to be incurred to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from the amounts estimated. Additionally, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to operations for reclamation and remediation.

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

Income and Mining Royalty Taxes

Income and Mining Royalty Taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carryforwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Please see Note 5—Income Taxes in Item 8—Financial Statements and Supplementary Data for additional information.

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

Gold Resource Corporation

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

The Company’s Arista and Alta Gracia mines, which are located in the State of Oaxaca, Mexico, accounted for 100% of the Company’s total net sales from operations for the years ended December 31, 2022 and 2021.

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of the depositing institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Streaming Liabilities

The Company presents the gold and silver streaming liabilities initially at fair value and subsequently accreted using a discount rate and risk factor probabilities. The discount rate is the Company’s estimated borrowing rate, and the probabilities consider the completion of the feasibility study, obtaining necessary permits, and the completion of the mine facilities. The adjustment in the value is the accretion of interest, which is booked as other expense.

2. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales disaggregated by source:

	For the year ended December 31,
	2022	2021

	(in thousands)
Doré sales, net
Gold	$7,997	$8,120
Silver	230	678
Less: Refining charges	(59)	(136)
Total doré sales, net	8,168	8,662
Concentrate sales
Gold	46,322	32,593
Silver	22,527	26,095
Copper	11,987	13,495
Lead	11,626	13,442
Zinc	50,470	41,256
Less: Treatment and refining charges	(12,013)	(11,349)
Total concentrate sales, net	130,919	115,532
Realized (loss) gain - embedded derivative, net (1)	(720)	777
Unrealized gain - embedded derivative, net	357	225
Total sales, net	$138,724	$125,196

(1)	Copper, lead, and zinc are co-products. In the realized (loss) gain - embedded derivative, net, there are $0.7 million loss and $0.8 million gain, respectively, related to these co-products for the twelve months ended December 31, 2022 and 2021.

Gold Resource Corporation

3. Promissory Note

A promissory note was acquired in the Aquila acquisition in December 2021. In October 2021, Aquila sold its Wisconsin assets to Green Light Metals in return for a C$4.9 million ($3.9 million) promissory note. In June 2022, an amended agreement was executed. Under the amended promissory note, Green Light Metals was to deliver C$4.9 million in Green Light Metal common shares once Green Light Metals went public, or private shares of Green Light Metals at the maturity date of December 31, 2022, whichever occurred first.

In December 2022, a second amended agreement was executed (1) amending the maturity date to December 28, 2022, (2) clarifying the definition of “qualified financing” which set the value to C$0.40 per share for the common shares that were to be issued at maturity; and (3) adding a top-up provision that would result in additional common shares being issued to the Company if any Green Light Metals financing was raised at less than C$0.40 per share before March 31, 2023, essentially preventing dilution and ensuring that the total value of the Green Light Metals shares held by the Company at March 31, 2023 remains C$4.9 million.

Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note. Consequently, as of December 31, 2022, the balance of the promissory note receivable is zero.

4. Inventories

At December 31, 2022 and 2021, current inventories consisted of the following:

	As of	As of
	December 31,	December 31,
	2022	2021

	(in thousands)
Stockpiles - underground mine	$597	$-
Concentrates	3,271	2,048
Doré, net	653	452
Subtotal - product inventories	4,521	2,500
Materials and supplies (1)	8,979	7,861
Total	$13,500	$10,361
(1)	Net of reserve for obsolescence of $0.1 million and $0.4 million as of December 31, 2022 and 2021, respectively.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740") on a tax jurisdictional basis. The Company and its U.S. subsidiaries file U.S. tax returns and the Company’s foreign subsidiaries file tax returns in Mexico and in Canada. For financial reporting purposes, net income before income taxes includes the following components:

	Years Ended December 31,
	2022	2021

	(in thousands)
U.S. Operations	$(18,317)	$(6,369)
Foreign Operations (1)	20,555	24,012
Total income before income taxes	$2,238	$17,643

(1)	Foreign operations are predominantly in Mexico, as activities in Canada are minimal.

Gold Resource Corporation

The Company's income tax expense consists of the following:

	Years ended December 31,
	2022	2021

	(in thousands)
Current taxes:
State	$(254)	$305
Foreign	12,358	11,426
Total current taxes	$12,104	$11,731

Deferred taxes:
Federal	$(895)	$-
State	25	-
Foreign	(2,675)	(2,116)
Total deferred taxes	$(3,545)	$(2,116)
Total income tax provision	$8,559	$9,615

The provision for income taxes for the years ended December 31, 2022 and 2021, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	For the year ended December 31,
	2022	2021

	(in thousands)
Tax at statutory rates	$470	$3,705
Foreign rate differential	1,867	2,095
Changes in valuation allowance	(5,115)	(975)
Tax losses subject to limitation	8,306	-
Mexico mining tax	2,168	1,590
Foreign exchange	311	535
Stock option expiration	519	2,471
Mexico withholding tax	1,328	679
Deduction for inflation in Mexico	(1,083)	(981)
U.S. state income tax	(786)	514
Other	574	(18)
Tax provision	$8,559	$9,615

The Company has completed an estimate of Internal Revenue Code section 382 (“382”) net operating loss limitations related to ownership changes in connection with shares issued for the Back Forty Project acquisition and has written-off net operating losses of $24.8 million of federal and $35.6 million of Michigan, that would never become available due to the 382 loss limitations and the expiring loss carryforward periods. Approximately $51.1 million federal, and $16.6 million of Michigan net operating losses are subject to a 382 limitation, and the annual limitation going forward is approximately $1.3 million.

The following table sets forth deferred tax assets and liabilities:

Gold Resource Corporation

	As of December 31,
	2022	2021

	(in thousands)
Non-current deferred tax assets:
Tax loss carryforward	$25,626	$29,496
Property, plant, and mine development	1,429	572
Share-based compensation	511	1,068
Foreign tax credits	4,089	4,089
Inventory	45	142
Foreign Mining Tax	1,106	793
Accrued Expenses	5,606	3,363
Gold and silver stream agreements liability	2,144	1,681
Employee profit sharing obligation	663	566
Zinc Derivatives	-	608
Other	1,344	472
Total deferred tax assets	$42,563	$42,850
Valuation allowance	(31,818)	(36,933)
Deferred tax assets after valuation allowance	$10,745	$5,917
Deferred tax liability – Property, plant and mine development	(17,724)	(16,722)
Deferred tax liability – Other	(2,245)	(2,321)
Total deferred tax liabilities	$(19,969)	$(19,043)
Net deferred tax liability	$(9,224)	$(13,126)

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on its Consolidated Balance Sheets. The net deferred tax liability of $9.2 million as of December 31, 2022 is primarily related to $14.6 million deferred tax liability related to Aquila, offset by $5.9 million deferred tax asset related to DDGM.

The Company evaluates the evidence available to determine whether a valuation allowance is required on deferred tax assets. As of December 31, 2022, the Company determined that a valuation allowance of $31.8 million was necessary due to the uncertain utilization of specific deferred tax assets, primarily net operating loss carryforwards, in both U.S. and Canada; $21.8 million of the valuation allowance is related to Aquila. As of December 31, 2021, the Company determined that a valuation allowance of $36.9 million was necessary due to the uncertain utilization of specific deferred tax assets, primarily net operating loss carryforwards, in both U.S. and Canada; $27.5 million of the valuation allowance is related to Aquila. The net change in the Company’s valuation allowance was a decrease of $5.1 million for the year ended December 31, 2022. The decrease in the valuation allowance is primarily due to the tax effected write-off related to the 382 limitation discussed above.

At December 31, 2022, the Company has U.S. federal loss carryforwards of $73.8 million, of which $47.2 million have no expiration date, and $26.6 million that expire at various dates between 2027 and 2037; U.S. Foreign Tax Credits of $4.1 million that expire at various dates between 2023 and 2026; federal capital loss carryforwards of $0.2 million that expire at various dates between 2023 and 2027; state of Colorado tax loss carryforwards of $47.3 million, of which $30.3 million expire at various dates between 2023 and 2037 and $17.0 million that have no expiration; state of Michigan tax loss carryforwards of $22.3 million expiring at various dates between 2023 and 2032; and Canadian tax loss carryforwards of $37.9 million that expire between 2026 and 2042.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 0.5% on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets, but prospecting and exploration expenses are

Gold Resource Corporation

amortized at 10% rate in a 10 year straight line. Both duties are tax deductible for income tax purposes. As a result, our effective tax rate applicable to the Company’s Mexican operations is substantially higher than Mexico’s statutory rate.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends on all post-2013 earnings. The Company began distributing post-2013 earnings from Mexico in 2018. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is limited to 5% if certain requirements are met. The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico, and as a result, paid $1.3 million and $0.5 million for years ending December 31, 2022 and 2021, respectively.

Other Tax Disclosures

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low-taxed income, commonly referred to as GILTI tax, which was introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations allow income to be excluded from GILTI tax that are subject to an effective tax rate higher than 90% of the U.S. tax rate. The Company determined that it is not subject to GILTI tax due to this high tax exception rule.

As of both December 31, 2022 and 2021, the Company believes that it has no uncertain tax positions that result in unrecognized tax benefits. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax expense.

6. Prepaid Expenses and Other Current Assets

At December 31, 2022 and 2021, prepaid expenses and other current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2022	2021

	(in thousands)
Advances to suppliers	$867	$188
Prepaid insurance	1,298	1,222
Prepaid income tax	432	-
Other current assets	1,242	875
Total	$3,839	$2,285

IVA taxes receivable, net is a value added (“IVA”) tax in Mexico assessed on purchases of materials and services and sales of products. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax receivable or payable, since there is a legal right of offset of IVA taxes. As of December 31, 2022, this resulted in an asset balance of $0.8 million, which is included in other current assets above.

In the past, the Company sponsored a physical dividend program which was concluded in 2021, and most of the gold and silver rounds the Company held were sold in the first quarter of 2022. The remaining gold and silver rounds are carried at quoted market prices based on the daily London P.M. fix as of the balance sheet date and are included in other current assets above.

Gold Resource Corporation

7. Property, Plant and Mine Development, net

At December 31, 2022 and 2021, property, plant and mine development consisted of the following:

	As of	As of
	December 31,	December 31,
	2022	2021

	(in thousands)
Asset retirement costs	$7,449	$1,065
Construction-in-progress	351	15,854
Furniture and office equipment	1,732	1,685
Land	9,033	9,230
Mineral interest	79,543	79,964
Light vehicles and other mobile equipment	2,327	2,224
Machinery and equipment	41,343	33,213
Mill facilities and infrastructure	35,917	24,973
Mine Development	105,263	92,138
Software and licenses	1,552	1,592
Subtotal (1)	284,510	261,938
Accumulated depreciation and amortization	(131,947)	(105,167)
Total	$152,563	$156,771

(1)	Includes capital expenditures in accounts payable and accruals of $1.3 million and $1.7 million at December 31, 2022 and 2021, respectively.

Asset retirement costs of $6.4 million were recognized on December 31, 2022 due to changes in estimates in the reclamation model, also increasing the asset retirement obligations. Please see Note 11—Reclamation and Remediation in Item 8—Financial Statements and Supplementary Data for additional information.

In the first quarter of 2022, the gold regrind and dry stack tailings projects were completed and transferred out from construction-in-progress to mill facilities and infrastructure. We also added various machinery and equipment to the process plant and the underground mine (including filter press trays, mine equipment, low profile concrete mixer, etc.). The Company recorded depreciation and amortization expense for the years ended December 31, 2022 and 2021 of $28.0 million and $16.1 million, respectively.

8. Other Non-current Assets

At December 31, 2022 and 2021, other non-current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2022	2021

	(in thousands)
Equity Investment in Maritime	$1,559	$-
Equity Investment in Green Light Metals	3,611	-
Other non-current assets	339	76
Total	$5,509	$76

Gold Resource Corporation

On September 22, 2022, the Company invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. The 47 million shares purchased represent 9.9% of the issued and outstanding shares of Maritime. As of December 31, 2022, the value of the investment was $1.6 million.

On December 28, 2022, Gold Resource Corporation received 12.25 million common shares of Green Light Metals as a settlement for the promissory note receivable. This represents approximately 28.5% ownership in Green Light Metals. As of December 31, 2022, the value of this equity investment was $3.6 million. The contract includes a top-up provision that would result in additional common shares being issued to the Company if any Green Light Metals financing was raised at less than C$0.40 per share before March 31, 2023.

9. Accrued Expenses and Other Liabilities

At December 31, 2022 and 2021, accrued expenses and other current and non-current liabilities consisted of the following:

	As of	As of
	December 31,	December 31,
	2022	2021

	(in thousands)
Accrued royalty payments	$1,787	$1,743
Employee profit sharing obligation	2,206	1,888
Other payables	1,204	1,100
Total accrued expenses and other current liabilities	$5,197	$4,731

Accrued non-current labor obligation	$1,050	$920
Share-based compensation liability	884	206
Other long-term liabilities	556	826
Total other non-current liabilities	$2,490	$1,952

On April 23, 2021, the Mexican Federation's Official Gazette published a decree that reforms labor outsourcing in Mexico. This new decree amends the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. In the past, the Company was not subject to PTU payments, as it had been sourcing its labor resources through a third-party service provider.

As a result of adopting the new legislation in 2021, $1.9 million for PTU was recorded in current liabilities and production cost, as well as $0.9 million for statutory employee severance benefits recorded in other long-term liabilities and other expenses. In 2022, $2.2 million for PTU was recorded in current liabilities and production costs, as well as $1.1 million for statutory employee severance benefits recorded in other long-term liabilities and other expenses.

PSU and DSU awards contain a cash settlement feature and are therefore classified as liability instruments and are marked to fair value each reporting period. Please see Note 16— Stock-Based Compensation in Item 8—Financial Statements and Supplementary Data for additional information.

As of December 31, 2022, and 2021, the Company has recorded in other non-current liabilities $0.4 million and $0.6 million, respectively, in liabilities to remediate exploration drill holes at the Back Forty Project in Michigan, USA. Upon completion of the optimized feasibility study and the related mine closure plan, an asset for asset retirement obligation and corresponding liability for reclamation and remediation will be recorded.

Gold Resource Corporation

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Gold and Silver Stream Agreements as of December 31, 2022 and 2021:

	As of	As of
	December 31,	December 31,
	2022	2021

	(in thousands)
Liability related to the Gold Stream Agreement	$20,881	$20,364
Liability related to the Silver Stream Agreement	22,585	22,196
Total liability	$43,466	$42,560

Periodic interest expense incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and an 8% discount rate. Interest expense is recorded to the Consolidated Statements of Operations and the gold and silver stream agreement liability on the Consolidated Balance Sheet.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko Bermuda Limited (“OBL”), a wholly-owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with Osisko, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2022.

The $20 million received from OBL through December 31, 2022 is shown as a long-term liability on the Consolidated Balance Sheet, along with an implied interest. The implied interest rate is applied on OBL advance payments and calculated on the total expected life-of-mine production to be deliverable (as supported in the Back Forty Project Preliminary Economic Assessment) at December 31, 2022 closing gold and silver metal price and is discounted at 8.0%. As the remaining $30 million deposit is subject to the completion of certain milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheet.

Per the terms of the gold stream agreement, OBL will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 ounces of gold (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, OBL will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko. (See Note 12—Commitments and Contingencies in Item 8—Financial Statements and Supplementary Data for additional information.)

Gold Resource Corporation

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as at December 31, 2022. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2022.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through December 31, 2022 is shown as a long-term liability on the Consolidated Balance Sheet and includes an implied interest rate. (See Note 12—Commitments and Contingencies in Item 8—Financial Statements and Supplementary Data for additional information.)

11. Reclamation and Remediation

The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2022 and 2021:

	2022	2021

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,833	$1,890
Foreign currency exchange loss (gain)	116	(57)
Reclamation liabilities – balance at end of period	1,949	1,833

Asset retirement obligation – balance at beginning of period	1,279	1,208
Changes in estimate	6,384	-
Accretion	668	109
Foreign currency exchange loss (gain)	86	(38)
Asset retirement obligation – balance at end of period	8,417	1,279
Total period end balance	$10,366	$3,112

The Company’s undiscounted reclamation liabilities of $1.9 million and $1.8 million as of December 31, 2022 and 2021, respectively, are related to DDGM in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable Mineral Reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our property, plant, and mine development. In 2022, the Company updated its closure plan study, which resulted in a $6.4 million increase in the estimated liability. This increase is a result of formalizing a tailings storage facility closure plan, the addition of the dry stack facility and the filtration plant, and the increase of inflation in Mexico.

 The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in property, plant & mine development, post 2013 development stage status, which were discounted using a credit adjusted risk-free rate of 8%. As of December 31, 2022, and 2021, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $8.4 million and $1.3 million, respectively.

Gold Resource Corporation

12. Commitments and Contingencies

As of December 31, 2022 and 2021, the Company had equipment purchase commitments aggregating approximately $1.2 million and $0.4 million, respectively.

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

The contingent consideration is composed of the following:

The value of future installments is based on C$9 million tied to the development of the Back Forty project as follows:

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

The total value of the contingent consideration at December 31, 2022 was $4.4 million. It is more likely than not that management will pay C$3 million ($2.2 million) of the liability in 2023 in order to prevent the repurchase of 51% ownership by HMI. Therefore, this portion was moved to current liability, with $2.2 million remaining in long-term liability. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future changes in the value of the contingent consideration will be recognized in the Consolidated Statements of Operations.

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

With the acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the gold and silver stream agreements with Osisko Bermuda Limited. Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including failing to achieve commercial production at a future date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If it fails to do so, Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Resource Corporation

13. Shareholders’ Equity

In the year ended December 31, 2022, the Company declared and paid dividends of $3.5 million, or $0.04 per share. The Company declared dividends of $3.1 million and paid dividends of $3.4 million, or $0.0433 per share for the year ended December 31, 2021. On February 13, 2023, the Company announced the suspension of future quarterly dividends to protect our balance sheet and to focus capital resources on exploration and growth opportunities.

On April 3, 2018, the Company entered into an At-The-Market Offering Agreement (the “ATM Agreement”) with an investment banking firm (“Agent”), pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “Shares”), which was subsequently renewed in June 2020. The ATM Agreement will remain in effect until the earlier of (i) June 3, 2023 or (ii) the date that the ATM Agreement is terminated in accordance with its terms. No shares of the Company’s common stock were sold through the ATM Agreement during the years ended December 31, 2022 and 2021.

During the year ended December 31, 2021, the Company issued 13,714,630 shares of common stock in connection with the Aquila acquisition at a price of $1.79 per share in exchange for 100% of Aquila’s common shares.

14. Derivatives

Embedded Derivatives

Concentrate Sales

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note 20—Fair Value Measurement in Item 8—Financial Statements and Supplementary Data for additional information.

The following table summarizes the Company’s unsettled sales contracts at December 31, 2022, with the quantities of metals under contract subject to final pricing occurring through February 2023:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	4,118	279,537	231	1,386	3,268
Average forward price (per ounce or tonne)	$1,752	$21.45	$8,294	$2,018	$3,001
Unsettled sales contracts value (in thousands)	$7,215	$5,996	$1,916	$2,797	$9,807	$27,731

Other Derivatives

Zinc zero cost collar

Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value impact the Company’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument.

Effective May 18, 2021, GRC entered into Trading Agreement with Auramet International LLC that governs nonexchange traded, over-the-counter, spot, forward, and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies, and these contracts are not designated as hedging instruments. In 2022, the Company had a realized loss of $2.0 million and an unrealized gain of $1.8 million related to the program, compared to a

Gold Resource Corporation

realized loss of $1.2 million and an unrealized loss of $1.8 million in 2021. As of December 31, 2022, the current hedge program concluded, but the Company may utilize similar programs in the future to manage near-term exposure to cash flow variability from metal prices.

Derivatives are carried at fair value and on a net basis as a legal right of offset exists with the same counterparty. Otherwise, any fair value gains or losses are recognized in earnings in the current period. The fair value does not reflect the realized or cash value of the instrument. Mark-to-market adjustments are made until the physical commodity is delivered or the financial instrument is settled. For the full year 2022, the LME average zinc price of $3,516 per tonne exceeded the average call option ceiling of $3,288 per tonne, resulting in a realized loss of $2.0 million.

The Company manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties, and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits.

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

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Note 9—Accrued Expenses and Other Liabilities in Item 8—Financial Statements and Supplementary Data for additional information.

16. Stock-Based Compensation

The Company’s compensation program comprises three main elements: base salary, an annual short-term incentive plan (“STIP”) cash award, and long-term equity-based incentive compensation (“LTIP”) in the form of PSUs, RSUs, stock options, and DSUs.

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, PSUs, and performance cash. Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the prior plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

The Company’s STIP provides for annual cash payable upon achievement of specified performance metrics for its management team. As of December 31, 2022, we accrued $1.0 million payable in cash related to the STIP program. As of December 31, 2021, we accrued $0.7 million related to the program.

Gold Resource Corporation

Stock-Based Compensation Expense

Stock-based compensation expense for stock options, RSUs, PSUs, and DSUs is as follows:

	For the year ended December 31,
	2022	2021

	(in thousands)
Stock options	$646	$549
Restricted stock units	631	120
Performance stock units	332	-
Deferred stock units	346	206
Total	$1,955	$875

The estimated unrecognized stock-based compensation expense from unvested options and RSUs, as of December 31, 2022, was approximately $0.5 million and $0.9 million, respectively, and is expected to be recognized over the remaining vesting periods of up to three years. As DSUs are vested immediately at grant, the full amount of fair value is recognized as expense at the time of grant. In addition, a mark-to-market adjustment due to fluctuation of share price is recognized at the end of each period related to the DSUs. The fair value of the PSUs is recognized over their vesting period of three years, and similarly to the DSUs, a mark-to-market adjustment due to fluctuation of the share price, as well as due to changes in the performance, is recognized at the end of each period related to the proportionate number of units based on passage of time.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2022 and 2021 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2020	4,173,168	$6.83	3.58	$1,324
Granted	600,000	3.22	-
Exercised	(253,335)	1.31	-
Expired	(2,035,966)	9.14	-
Forfeited	(29,167)	5.89	-
Outstanding as of December 31, 2021	2,454,700	$4.62	4.58	$109
Granted	320,816	2.41	-
Exercised	(355,000)	1.31	-
Expired	(945,200)	7.78	-
Forfeited	-		-
Outstanding as of December 31, 2022	1,475,316	$2.90	7.38	$18

Vested and exercisable as of December 31, 2022	894,769	$2.85	6.70	$18

During the years ended December 31, 2022 and 2021, stock options of 320,816 and 600,000, respectively, were granted. The weighted-average fair value of options per share granted during the years ended December 31, 2022 and 2021 was $1.06 and $1.65, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021, was $0.1 million and $0.1 million, respectively. The total fair value of options vested during the years ended December 31, 2022 and 2021 was $1.0 million and $0.3 million, respectively.

Stock options of 355,000 were exercised during the year ended December 31, 2022. These exercises were settled in cash. 253,335 options were exercised during the year ended December 31, 2021, at a weighted average exercise price of $1.31 per share. For these exercises, 237,719 shares of the Company’s common stock were issued. For the remaining 15,616 options, no common shares were issued because of cashless exercise.

Gold Resource Corporation

The following table summarizes information about stock options outstanding at December 31, 2022:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.00 - $2.50	540,816	7.51	$2.19	326,937	$2.05
$2.51 -$5.00	898,000	7.54	$3.20	531,332	$3.11
$5.01 - $7.50	36,500	1.57	$6.18	36,500	$6.18
	1,475,316	7.38	$2.90	894,769	$2.85

The assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	For the year ended December 31,
	2022	2021
Risk-free interest rate	2.13%	0.55%
Dividend yield	1.66%	0.26%
Expected volatility	56.39%	64.71%
Expected life in years	5	6

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2022 and 2021 is presented below:

	Shares	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Term (in years)
Nonvested as of December 31, 2020	349,865	$1,017	4.87
Granted	2,614		-
Vested	(75,262)		-
Forfeited	(171,418)		-
Nonvested as of December 31, 2021	105,799	$165	1.07
Granted	611,681		-
Vested and redeemed	(80,169)		-
Vested but not redeemed (deferred)	(39,298)
Forfeited	(22,465)		-
Nonvested as of December 31, 2022	575,548	$881	1.04

RSUs of 611,681 and 2,614, respectively, were granted during the years ended December 31, 2022 and 2021. The weighted-average fair value per share of RSUs granted during the years ended December 31, 2022 and 2021 was $1.97 and $2.56, respectively. The grant date fair value of RSUs is determined by the 20-day volume weighted average price of the Company’s common shares at grant date. The total intrinsic value of RSUs vested during the years ended December 31, 2022 and 2021 was $0.3 million and $0.1 million, respectively.

Performance Stock Units

Starting in 2022, the Company’s Board of Directors approved granting performance share units to the Company’s management team. PSUs cliff vest in three years based on the relative total shareholder return of a predetermined peer group and are expected to be settled in cash. These awards contain a cash settlement feature and are therefore classified as

Gold Resource Corporation

liability and are marked to fair value each reporting period. As of December 31, 2022, the non-current liability balance related to PSUs was $0.3 million.

PSUs of 695,041 were granted during the year ended December 31, 2022, with weighted-average fair value of $1.99 per unit. The grant date fair value of PSUs is determined by the 20-day volume weighted average price of the Company’s common shares at grant date. No PSUs were granted before 2022, and no PSUs were vested, redeemed, or forfeited during the year.

Deferred Stock Units

Effective January 1, 2021, the Company’s Board of Directors, on the recommendation of the Compensation Committee, implemented a program to issue deferred stock units to members of the Company’s Board of Directors. Additionally, members of the Board may elect, at the beginning of each year, that portion of their board fees be paid in DSUs rather than in cash. DSUs are qualifying instruments under the terms of the Company’s Incentive Plan, and therefore, do not require additional shareholder approval. The vesting and settlement terms of the DSUs are determined by the Compensation Committee at the time the DSUs are awarded.

DSUs are vested immediately at grant and are redeemable in cash or shares—at the discretion of the Company—at the earlier of 10 years or upon the eligible directors’ termination and expected to be paid in cash. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. As of December 31, 2022 and 2021, respectively, the Company has $0.6 million and $0.2 million of other non-current liability related to the DSUs, based on the fair value of the Company’s stock price.

DSUs of 214,357 and 130,000 were granted to the Board of Directors during the years ended December 31, 2022 and 2021, respectively. Additionally, DSUs of 14,382 and 1,960 were granted to the Board of Directors in lieu of board fees at their request during the years ended December 31, 2022 and 2021, respectively. The weighted-average grant date fair value per share of DSUs granted during the years ended December 31, 2022 and 2021 was $2.93 and $3.21, respectively. The grant date fair value of DSUs is determined by the 20-day volume weighted average price of the Company’s common shares at grant date. No DSUs were granted before 2021, and no DSUs were redeemed or forfeited during the year.

17. Zinc Zero Cost Collar

During the years ended December 31, 2022 and 2021, the realized and unrealized losses related to the Company’s Zinc Zero Cost Collar are the following:

	For the year ended December 31,
	2022	2021

	(in thousands)
Realized loss on zinc zero cost collar	$2,014	$1,156
Unrealized (gain) loss on zinc zero cost collar (1)	(1,844)	1,844
Total	$170	$3,000

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.

Effective May 18, 2021, GRC entered into Trading Agreement with Auramet International LLC that govern nonexchange traded, over-the-counter, spot, forward and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. In 2022, the Company had a realized loss of $2.0 million and an unrealized gain of $1.8 million related to the program. In 2021, the Company had a realized loss of $1.2 million and an unrealized loss of $1.8 million related to the program. Please see Note 14—Derivatives in Item 8—Financial Statements and

Gold Resource Corporation

Supplementary Data for additional information. As of December 31, 2022, the current program concluded, but the Company may enter into similar zinc zero cost collar call and put options in the future.

18. Other (Income) Expense, Net

During the years ended December 31, 2022 and 2021, other expense, net consisted of the following:

	For the year ended December 31,
	2022	2021

	(in thousands)
Unrealized currency exchange loss (1)	$1,286	$493
Realized currency exchange loss (gain)	121	(111)
Realized and unrealized (gain) loss from gold and silver rounds, net	(28)	53
Loss on disposal of fixed assets	330	26
Employee benefit obligation (2)	-	947
Interest on streaming liabilities	906	-
Severance (3)	688	-
Other expense (income)	985	(388)
Total	$4,288	$1,020

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.
(2)	In 2022, Employee benefit obligation of $0.1 million is recorded in production cost rather than in other expense, net. In 2021, the initial Employee benefit obligation due to the Mexico Labor Reform was recorded as other expense.
(3)	This is due to reduction of workforce in DDGM.

19. Net Income per Common Share

Basic income per common share is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted income per common share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common stock during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s restricted stock units are considered to be dilutive.

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 1.5 million shares of common stock at weighted average exercise prices of $2.90 were outstanding as of December 31, 2022 but had no dilutive effect due to the net loss. Options to purchase 2.2 million shares of common stock at weighted average exercise prices of $10.69 were outstanding as of December 31, 2021 but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore were anti-dilutive.

Gold Resource Corporation

Basic and diluted net income per common share is calculated as follows:

	For the year ended
	December 31,
	2022	2021
Numerator:
Net (loss) income (in thousands)	$(6,321)	$8,028

Denominator:
Basic weighted average shares of common stock outstanding	88,368,250	75,301,253
Dilutive effect of share-based awards	-	307,374
Diluted weighted average common shares outstanding	88,368,250	75,608,627

Basic and diluted net (loss) income per common share	$(0.07)	$0.11

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2022 and 2021:

	As of	As of
	December 31,	December 31,	Input Hierarchy Level
	2022	2021

	(in thousands)
Cash and cash equivalents	$23,675	$33,712	Level 1
Accounts receivable, net	$5,085	$8,672	Level 2
Investment in equity securities-Maritime	$1,559	$-	Level 1
Investment in equity securities-Green Light Metals	$3,611	$-	Level 3
Derivative liability - zinc zero cost collar	$-	$(1,844)	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated

Gold Resource Corporation

and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. At December 31, 2022 and 2021, the Company had an unrealized gain of $0.6 million and $0.2 million, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments. Please see Note 14—Derivatives in Item 8—Financial Statements and Supplementary Data for additional information.

Investment in equity securities—Maritime: On September 22, 2022, Gold Resource Corporation invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp., ticker symbol MAE.V on TSX-V, in a private placement. The 47 million shares purchased represent less than 10% of the issued and outstanding shares of Maritime. As of December 31, 2022, the share price of Maritime was C$0.045; and therefore, $0.2 million was recorded as an unrealized loss.

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note receivable from Green Light Metals. The shares received represent approximately 28.5% ownership. Management chose to account for this investment using the fair value option; therefore, these securities are carried at fair value. As of December 31, 2022, the value of this equity investment was C$4.9 million ($3.6 million). The value of the issued shares was determined to be C$0.40 per share, which was based on the significant unobservable input of recent Green Light Metals recent equity transactions. Through December 31, 2022, there have been no gains or losses on the value of the shares the Company received.

Derivative liability - zinc zero cost collar: Derivatives are carried at fair value and on a net basis as a legal right of offset exists with the same counterparty. The valuation is using the Black Scholes model as applied to zinc call options and considers interest rate forecast, market volatility, and the zinc forward price curve for each respective hedge period. Any fair value gains or losses are recognized in earnings in the current period. The fair value does not reflect the realized or cash value of the instrument. Mark-to-market adjustments are made until the physical commodity is delivered or the financial instrument is settled. At each reporting period Management evaluates the unrealized gain (loss) on the derivatives instruments based on the average London Metal Exchange forward underlying price over a period from the trade date to the payment date.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statements of Operations as shown in the following:

		For the year ended December 31,		Statements of Operations Classification
		2022	2021
	Note
Realized and unrealized derivative (loss) gain, net	14	$(363)	$1,002	Sales, net
Realized loss on zinc zero cost collar	17	$(2,014)	$(1,156)	Realized and unrealized loss on zinc zero cost collar
Unrealized gain (loss) on zinc zero cost collar	17	$1,844	$(1,844)	Realized and unrealized loss on zinc zero cost collar

Gold Resource Corporation

Realized/Unrealized Derivatives, net

The following tables summarize the Company’s realized/unrealized derivatives, net (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2022
Realized loss	$(79)	$-	$(127)	$(150)	$(364)	$(720)
Unrealized gain (loss)	136	433	7	153	(372)	357
Total realized/unrealized derivatives, net	$57	$433	$(120)	$3	$(736)	$(363)

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2021
Realized (loss) gain	$(47)	$(44)	$73	$163	$632	$777
Unrealized (loss) gain	-	(159)	6	(2)	380	225
Total realized/unrealized derivatives, net	$(47)	$(203)	$79	$161	$1,012	$1,002

For the zinc zero cost collar, when the prior month LME average zinc price is greater than the call price, positions settling in the period are recorded as a realized gain or loss, and unsettled positions are recorded as an unrealized gain or loss.

21. Supplementary Cash Flow Information

During the years ended December 31, 2022 and 2021, other operating adjustments and write-downs within the net cash provided by operations on the Consolidated Statements of Cash Flows consisted of the following:

	For the year ended December 31,
	2022	2021

	(in thousands)
Unrealized (gain) loss on gold and silver rounds	$(63)	$53
Unrealized foreign currency exchange loss	1,286	493
Loss on disposition of fixed assets	408	37
Increase (decrease) in reserve for inventory	(264)	175
Unrealized (gain) loss on zinc zero cost collar	(1,844)	1,844
Other	521	105
Total other operating adjustments	$44	$2,707

Gold Resource Corporation

22. Segment Reporting

As of December 31, 2022, the Company has organized its operations into three geographic regions. The geographic regions include Oaxaca, Mexico, Michigan, U.S.A. and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Consolidated Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of December 31, 2022
Total current assets	$38,032	$272	$7,795	$46,099
Total non-current assets	63,342	92,927	1,803	158,072
Total assets	$101,374	$93,199	$9,598	$204,171
Total current liabilities	$20,035	$3,352	$1,295	$24,682
Total non-current liabilities	5,533	60,648	1,544	67,725
Total shareholders' equity	75,806	29,199	6,759	111,764
Total liabilities and shareholders' equity	$101,374	$93,199	$9,598	$204,171

As of December 31, 2021
Total current assets	$50,057	$5,528	$3,330	$58,915
Total non-current assets	66,756	90,018	73	156,847
Total assets	$116,813	$95,546	$3,403	$215,762
Total current liabilities	$25,833	$2,459	$1,367	$29,659
Total non-current liabilities	1,436	63,438	479	65,353
Total shareholders' equity	89,544	29,649	1,557	120,750
Total liabilities and shareholders' equity	$116,813	$95,546	$3,403	$215,762

The following table shows selected information from the Consolidated Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA (1)	Corporate and Other	Consolidated
For the year ended December 31, 2022
Sales, net	$138,724	$-	$-	$138,724
Total mine cost of sales, including depreciation	108,863	75	38	108,976
Exploration expense	4,244	8,805	-	13,049
Total other costs and expenses, including G&A	2,741	1,415	10,305	14,461
Provision for income taxes	8,061	(1,123)	1,621	8,559
Net income (loss)	$14,815	$(9,172)	$(11,964)	$(6,321)

For the year ended December 31, 2021
Sales, net	$125,196	$-	$-	$125,196
Total mine cost of sales, including depreciation	88,449	-	-	88,449
Exploration expense	4,813	55	18	4,886
Total other costs and expenses, including G&A	3,995	1,167	9,056	14,218
Provision for income taxes	8,518	305	792	9,615
Net income (loss)	$19,421	$(1,527)	$(9,866)	$8,028

(1)	Michigan, USA was acquired on December 10, 2021.

Gold Resource Corporation

23. Aquila Acquisition

On December 10, 2021, the Company completed the Definitive Arrangement Agreement, pursuant to which GRC acquired all of the issued and outstanding common shares of Aquila Resources Inc. (the "Acquisition").

Under the terms of the Acquisition, each holder of Aquila common shares (a “Shareholder”) received 0.0399 of GRC common share per Aquila share. Aquila had 343,725,063 issued and outstanding common shares immediately prior to the consummation of the Acquisition. GRC issued 13,714,630 shares for a total value of $24.5 million. The value of GRC stock issued as consideration was based upon the closing share price of $1.79 per share on December 10, 2021. The total purchase price consideration of $29.1 million was comprised of the common stock issued at a value of $24.5 million and cash paid for certain transactions costs totaling $4.6 million.

The Company considered the appropriate accounting treatment with regards to ASC 805 Business Combinations and determined it was appropriate to account for this transaction as an asset acquisition. This determination was made as the Back Forty Project, as a single asset, made up more than 90% of the acquired assets, and there were no significant outputs or substantive processes. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as of the date of acquisition (in thousands):

AQUILA ACQUISITION	As of December 10, 2021
Consideration:
Cash Consideration, including transaction costs	$4,571
Stock Consideration (13,714,630 shares at $1.79 per share)	24,549
Total Consideration:	$29,120

Value of net assets acquired:
Assets:
Cash and cash equivalents	$2,208
Accounts receivable	142
Promissory Note	3,885
Prepaid expenses	29
Security deposits	27
Property, plant and mine development	89,579
Total Assets	$95,870
Liabilities:
Accounts payable and accrued liabilities	$3,314
Leases payable - current	127
Exploration reclamation liability	611
Gold and silver stream agreements	42,421
Contingent consideration	4,603
Leases payable - long term	205
Deferred tax liability	15,469
Total Liabilities	$66,750
Total net assets:	$29,120

The deferred tax liability assumed that an Internal Revenue Code Section 338(g) election (“338(g) election”) would not be made to step up the tax basis of the Back Forty Project to the book basis. After further evaluation, in September 2022, management did not make the 338(g) election.

Gold Resource Corporation

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and concluded that the Company has maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

In 2021, it was determined that the Company had a material weakness relating to the operating effectiveness of review controls over the accounting for and valuation of acquired assets and liabilities related to the Aquila acquisition. The material weakness stemmed from the ineffectiveness of review controls over the determination of the fair value of the gold and silver stream agreements, and land and mineral rights, and the computation of the related deferred tax liability. To ensure the effectiveness of review controls in 2022, the Company made enhancements, including hiring additional qualified personnel and increasing precision in the operation of the control and related documentation. To demonstrate the remediation of this weakness in 2022, the Company identified multiple significant transactions with unique accounting and valuation features that occurred during the year, and these transactions were assessed to ensure that the review procedures performed operated effectively and were sufficiently documented. Management has concluded that the material weakness has been remediated as of December 31, 2022.

Our internal control over financial reporting as of December 31, 2022 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in the attestation report which is included herein.

Changes in Internal Control over Financial Reporting

Other than the remediation of material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the fourth quarter of our year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Gold Resource Corporation

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Gold Resource Corporation
Denver, Colorado

Opinion on Internal Control over Financial Reporting

We have audited Gold Resource Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes and our report dated March 13, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Gold Resource Corporation

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Spokane, Washington
March 13, 2023

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”), which we will file within 120 days after the end of our fiscal year ended December 31, 2022.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2023 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2023 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2023 Proxy Statement.

Gold Resource Corporation

Item 14.Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2023 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

3.1

Articles of Incorporation of the Company as filed with the Colorado Secretary of State on August 24, 1998 (incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on October 28, 2005).

3.1.1

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on September 16, 2005 (incorporated by reference from Exhibit 3.1.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on October 28, 2005).

3.1.2

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on November 8, 2010 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 10, 2010).

3.1.3*	Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on June 4, 2021.

3.2	Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2010).

3.2.1

Amendment dated March 25, 2013 to Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2013).

3.2.2

Amendment dated April 3, 2018 to the Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2018).

4.1	Description of Capital Stock (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-K filed with the SEC on March 10, 2022).

10.1

Exploitation and Exploration Agreement between the Company and Jose Perez Reynoso dated October 14, 2002 (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on October 28, 2005).

10.2

Mining Exploration and Exploitation Agreement between Don David Gold, S.A. de C.V. and Jose Perez Reynoso effective November 21, 2002 (incorporated by reference from Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

Gold Resource Corporation

10.3

Amendment to Mining Exploration and Exploitation Agreement between Don David Gold Mexico, S.A. de C.V. and Jose Perez Reynoso effective August 3, 2012 (incorporated by reference Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012).

10.4	Gold Resource Corporation 2016 Equity Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2016).

10.5	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.6	Form of RSU Agreement (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.7	Form of RSU Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.8

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2013).

10.9	Policy for Recoupment of Executive Compensation (incorporated by reference from Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2018).

10.10

At-The-Market Offering Agreement, dated November 29, 2019, between the Company and H.C. Wainwright & Co., LLC (incorporated by reference from Exhibit 1.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on November 29, 2019).

10.11

Executive Employment Agreement dated August 10, 2020 between the Company and Kimberly Perry (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2020).

10.12

Employment Agreement dated December 31, 2020 between Gold Resource Canada Corporation and Allen Palmiere (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2020).

10.13

Employment Agreement dated May 12, 2021 between Gold Resource Canada Corporation and Alberto Reyes (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.14

Arrangement Agreement by and among Gold Resource Corporation, Gold Resource Acquisition Sub, Inc. and Aquila Resources Inc., dated October 5, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

10.15	Aquila and Osisko - Amended and Restated Gold Purchase Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

10.16	Aquila and Osisko - Amended and Restated Silver Purchase Agreement (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

21*	Subsidiaries of the Company.

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm.

Gold Resource Corporation

23.3*	Consent of Qualified Person.

23.4*	Consent of Qualified Person.

23.5*	Consent of Qualified Person.

23.6*	Consent of Qualified Person.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

96.1

Technical Report Summary for the Don David Gold Mine dated December 31, 2022 (incorporated by reference from Exhibit 96.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2023).

101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2022 are furnished herewith, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document).
*	filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: March 13, 2023	/s/ Allen Palmiere
By: Allen Palmiere, Chief Executive Officer, President and Director

Gold Resource Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Palmiere	Chief Executive Officer, President and Director	March 13, 2023
Allen Palmiere	(Principal Executive Officer)

/s/ Kimberly C. Perry	Chief Financial Officer	March 13, 2023
Kimberly C. Perry	(Principal Financial and Accounting Officer)

/s/ Alex G. Morrison	Chairman of the Board of Directors	March 13, 2023
Alex G. Morrison

/s/ Joseph Driscoll	Director	March 13, 2023
Joseph Driscoll

/s/ Ron Little	Director	March 13, 2023
Ron Little

/s/ Lila Murphy	Director	March 13, 2023
Lila Murphy

Gold Resource Corporation