Form 10-Q
period 2023-03-31
GOLD RESOURCE CORP
filed 2023-04-25
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,468,542 shares of common stock outstanding as of April 23, 2023.

GOLD RESOURCE CORPORATION

FORM 10-Q

San Jose de Gracia, Oaxaca

Gold Resource Corporation

FIRST QUARTER 2023 HIGHLIGHTS

Highlights for the three months ended March 31, 2023 are summarized below and discussed further in our Management’s Discussion and Analysis:

Financial

●	We have $21.4 million in cash as of March 31, 2023, representing a decrease of $2.3 million since December 31, 2022.
●	Net loss was $1.0 million or $0.01 per share for the quarter.
●	Working capital was $24.1 million as of March 31, 2023, $2.7 million higher than as of December 31, 2022. The increase is primarily due to a decrease in mining royalty taxes payable as discussed above partially offset by a decrease in cash.
●	Total cash cost for the quarter was $711 per gold equivalent (“AuEq”) ounce (after co-product credits) and total all-in sustaining cost for the quarter was $1,221 per AuEq ounce (after co-product credits). Both non-GAAP measures were higher in the quarter compared to the same period in 2022 due to the impact of higher unit production costs and lower co-product credits in the current year (see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures).
●	The Company’s Annual Meeting of Shareholders will be held in person on June 15, 2023. Information regarding notice, materials, and voting can be found in the 2023 Proxy Statement that will be filed with the SEC on April 28, 2023 and available at https://www.sec.gov/edgar.

Don David Gold Mine

●	The Don David Gold Mine (“DDGM”) safety program aims to bolster the overall health and safety culture of our employees.
o	There was one lost time incident during the first quarter of 2023. This incident was fully investigated, and corrective action was taken.
o	The year-to-date lost time injury frequency rate per million hours of 1.96 is substantially below the Camimex (Mexican Chamber of Mines) industry average of 4.52.
●	For the ninth consecutive year, the Don David Gold Mine earned the prestigious Empresa Socialmente Responsable (“ESR”) award from the Mexican Center for Philanthropy (“CEMEFI”). Awards are given to organizations who demonstrate a commitment to supporting social and environmental protection programs within their local communities.
●	In the first quarter of 2023, the Don David Gold Mine produced and sold a total of 10,055 gold equivalent (“AuEq”) ounces, comprised of 6,508 gold ounces and 294,815 silver ounces at an average sales price per ounce of $1,915 and $23, respectively.
●	Exploration has progressed as planned during the first quarter with work continuing to focus on infill drilling with encouraging results. Our 2023 exploration objectives are to identify and define additional mineral resources from the Three Sisters, South Soledad, Sagrario, and Marena vein systems.

Back Forty Project

●	The feasibility study work for the Back Forty Project in Michigan, USA progressed during the first quarter of 2023. Work related to metallurgy and the economic model will continue with a deliberate and measured approach.
●	Once the feasibility study work is completed, the Company’s Board of Directors will evaluate the current economic climate and make a decision on how to proceed with the Back Forty Mine.

Gold Resource Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		March 31,	December 31,
	Note	2023	2022
ASSETS
Current assets:
Cash and cash equivalents		$21,420	$23,675
Accounts receivable, net		5,134	5,085
Inventories, net	4	11,179	13,500
Prepaid expenses and other current assets	6	2,983	3,839
Total current assets		40,716	46,099
Property, plant and mine development, net	7	148,997	152,563
Other non-current assets	8	5,488	5,509
Total assets		$195,201	$204,171
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$8,616	$13,329
Mining royalty taxes payable, net		744	3,945
Contingent consideration	12	2,215	2,211
Accrued expenses and other current liabilities	9	5,058	5,197
Total current liabilities		16,633	24,682
Reclamation and remediation liabilities	11	11,669	10,366
Gold and silver stream agreements liability	10	43,740	43,466
Deferred tax liabilities, net	5	7,719	9,224
Contingent consideration	12	2,144	2,179
Other non-current liabilities	9	2,305	2,490
Total liabilities		84,210	92,407
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,468,542 and 88,398,109 shares outstanding at March 31, 2023 and December 31, 2022, respectively		89	89
Additional paid-in capital		111,286	111,024
Retained earnings		6,671	7,706
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		110,991	111,764
Total liabilities and shareholders' equity		$195,201	$204,171

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended
		March 31,
	Note	2023	2022

Sales, net	3	$31,228	$45,417
Cost of sales:
Production costs		19,850	20,074
Depreciation and amortization		7,254	5,958
Reclamation and remediation		195	62
Total cost of sales		27,299	26,094
Mine gross profit		3,929	19,323
Costs and expenses:
General and administrative expenses		1,193	1,899
Mexico exploration expenses		1,389	1,237
Michigan Back Forty Project expenses		450	1,068
Stock-based compensation	16	597	774
Realized and unrealized loss on zinc zero cost collar	17	-	4,137
Other expense, net	18	1,469	838
Total costs and expenses		5,098	9,953
(Loss) income before income taxes		(1,169)	9,370
(Benefit) provision for income taxes	5	(134)	5,351
Net (loss) income		$(1,035)	$4,019
Net (loss) income per common share:
Basic and diluted net (loss) income per common share	19	$(0.01)	$0.05

Weighted average shares outstanding:
Basic	19	88,405,935	88,338,774
Diluted	19	88,405,935	88,616,868

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended March 31, 2023 and 2022
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2021	88,675,172	$89	$110,153	$17,563	$(5,884)	$(1,171)	$120,750
Stock-based compensation	-	-	160	-	-	-	160
Net stock options exercised	-	-	(331)	-	-	-	(331)
Dividends declared (1)	-	-	-	(883)	-	-	(883)
Net income	-	-	-	4,019	-	-	4,019
Balance, March 31, 2022	88,675,172	$89	$109,982	$20,699	$(5,884)	$(1,171)	$123,715

Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	273	-	-	-	273
Common stock issued for vested restricted stock units	88,570	-	-	-	-	-	-
Surrender of stock for taxes due on vesting	(18,137)	-	(11)	-	-	-	(11)
Net loss		-	-	(1,035)	-	-	(1,035)
Balance, March 31, 2023	88,804,940	$89	$111,286	$6,671	$(5,884)	$(1,171)	$110,991

(1)	Cash dividends declared and paid per share was $0.01 in the first quarter of 2022. On February 13, 2023, the Company announced the suspension of future quarterly dividends to protect our balance sheet and to focus capital resources on exploration and growth opportunities.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the three months ended March 31,
	Note	2023	2022
Cash flows from operating activities:
Net (loss) income		$(1,035)	$4,019
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income tax benefit		(715)	(827)
Depreciation and amortization, including amortization in reclamation		7,276	6,003
Stock-based compensation		597	774
Other operating adjustments	21	631	2,551
Changes in operating assets and liabilities:
Accounts receivable		(49)	(2,975)
Inventories		1,741	(2,013)
Prepaid expenses and other current assets		1,390	1,179
Other noncurrent assets		(42)	340
Accounts payable and other accrued liabilities		(4,514)	(920)
Mining royalty and income taxes payable, net		(4,256)	(3,901)
Net cash provided by operating activities		1,024	4,230

Cash flows from investing activities:
Capital expenditures		(3,136)	(5,949)
Proceeds from the sale of gold and silver rounds		-	533
Net cash used in investing activities		(3,136)	(5,416)

Cash flows from financing activities:
Cash settlement of options exercise		-	(246)
Dividends paid		-	(883)
Other financing activities		(16)	-
Net cash used in financing activities		(16)	(1,129)
Effect of exchange rate changes on cash and cash equivalents		(127)	(222)

Net decrease in cash and cash equivalents		(2,255)	(2,537)
Cash and cash equivalents at beginning of period		23,675	33,712
Cash and cash equivalents at end of period		$21,420	$31,175

Supplemental Cash Flow Information
Income and mining taxes paid		$4,501	$13,857
Non-cash investing or financing activities :
Change in capital expenditures in accounts payable		$(983)	$(927)

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2023
(Unaudited)

1. Basis of Preparation of Financial Statements

The Condensed Consolidated Interim Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

Certain items in the prior period’s consolidated financial statements and notes have been reclassified to conform to the current presentation. In the first quarter of 2022, exploration expenses included both the Don David Gold Mine (“DDGM”) exploration expenses and the Back Forty Project expenses. In 2023, these are presented on separate lines in the Consolidated Statements of Operations to align with the current presentation. These reclassifications had no effect on the reported results of operations.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Doré sales, net
Gold	$1,725	$1,244
Silver	69	20
Less: Refining charges	(25)	(7)
Total doré sales, net	1,769	1,257
Concentrate sales
Gold	10,622	14,541
Silver	6,573	6,085
Copper	2,994	4,097
Lead	2,965	3,827
Zinc	9,551	16,317
Less: Treatment and refining charges	(3,159)	(2,741)
Total concentrate sales, net	29,546	42,126
Realized gain - embedded derivative, net (1)	634	866
Unrealized (loss) gain - embedded derivative, net	(721)	1,168
Total sales, net	$31,228	$45,417
(1)	Copper, lead, and zinc are co-products. In the Realized gain - embedded derivative, net, there is $0.4 million gain related to these co-products for the three months ended March 31, 2023. There is $0.5 million gain in the Realized gain - embedded derivative, net, related to the co-products for the three months ended March 31, 2022.

4. Inventories, net

At March 31, 2023 and December 31, 2022, inventories, net, consisted of the following:

	As of	As of
	March 31,	December 31,
	2023	2022

	(in thousands)
Stockpiles - underground mine	$171	$597
Concentrates	2,035	3,271
Doré, net	382	653
Subtotal - product inventories	2,588	4,521
Materials and supplies (1)	8,591	8,979
Total	$11,179	$13,500
(1)	Net of reserve for obsolescence of $0.1 million as of March 31, 2023 and December 31, 2022.

5. Income Taxes

The Company recorded an income tax benefit of $0.1 million for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recorded an income tax expense of $5.4 million. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%, and a

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

5% withholding tax applies to dividends received from Mexico. The Mexico income is taxed at 37.5% (30% income tax and 7.5% mining tax), and Canada income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. and Canadian jurisdictions do not currently generate taxable income.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 0.5% on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no Gold Resource Corporation deductions related to depreciable costs from operational fixed assets, but prospecting and exploration expenses are amortized using a 10% rate in a 10 year straight line. Both duties are tax deductible for income tax purposes. As a result, our effective tax rate applicable to the Company’s Mexican operations is higher than Mexico’s statutory rate.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends, which are subject to a 10% Mexico withholding tax, unless otherwise provided per a tax treaty. The current U.S.-Mexico tax treaty limits the dividend withholding tax between these countries to 5%, as long as certain requirements are met. Based on the Company’s understanding that it meets these requirements, the Company pays a 5% withholding tax on dividends paid from Mexico. The impact of the planned annual dividends for 2023 is reflected in the estimated annual effective tax rate. As of March 31, 2023, the Company recorded $0.6 million deferred tax liability related to the 5% withholding tax on funds available for transfer to the U.S. as dividends in the future are no longer deemed to be permanently reinvested in Mexico. If these funds are distributed to the U.S. from Mexico in the future, at that time, they will be subject to the 5% dividend withholding tax payment upon distribution.

As of March 31, 2023, the Company believes that it has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At March 31, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2023	2022

	(in thousands)
Advances to suppliers	$711	$867
Prepaid insurance	538	1,298
Prepaid income tax	1,256	432
Other current assets	478	1,242
Total	$2,983	$3,839

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

7. Property, Plant and Mine Development, net

At March 31, 2023 and December 31, 2022, property, plant and mine development, net consisted of the following:

	As of	As of
	March 31,	December 31,
	2023	2022

	(in thousands)
Asset retirement costs	$7,449	$7,449
Construction-in-progress	250	351
Furniture and office equipment	1,776	1,732
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,144	2,327
Machinery and equipment	41,729	41,343
Mill facilities and infrastructure	35,924	35,917
Mine Development	107,916	105,263
Software and licenses	1,554	1,552
Subtotal (1)	287,318	284,510
Accumulated depreciation and amortization	(138,321)	(131,947)
Total	$148,997	$152,563

(1)	Includes accrued capital expenditures of $0.3 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively.

The Company recorded depreciation and amortization expense of $7.3 million for the three months ended March 31, 2023 as compared to $6.0 million for the same period ended March 31, 2022.

8. Other Non-current Assets

At March 31, 2023 and December 31, 2022, other non-current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2023	2022

	(in thousands)
Investment in Maritime	$1,561	$1,559
Investment in Green Light Metals	3,617	3,611
Other non-current assets	310	339
Total	$5,488	$5,509

Investment in Maritime

On September 22, 2022, the Company invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. The 47 million shares purchased represent 9.9% of the issued and outstanding shares of Maritime. Both as of March 31, 2023 and as of December 31, 2022, the value of the investment was $1.6 million.

Investment in Green Light Metals

A promissory note was acquired in the Aquila Resources Inc. (“Aquila”) acquisition. In October 2021, Aquila sold its Wisconsin assets to Green Light Metals in return for a C$4.9 million ($3.9 million) promissory note. In December 2022, an amended agreement was executed (1) amending the maturity date to December 28, 2022, (2) clarifying the definition of “qualified financing” which set the value to C$0.40 per share for the common shares that were to be issued at maturity; and (3) adding a top-up provision that would result in additional common shares being issued to the Company if any Green

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Light Metals financing was raised at less than C$0.40 per share before March 31, 2023, essentially preventing dilution and ensuring that the total value of the Green Light Metals shares held by the Company at March 31, 2023 remains at C$4.9 million.

Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note. The shares received represented 28.5% ownership in Green Light Metals at the time. After this settlement and before March 31, 2023, additional financing was raised by Green Light Metals at C$0.40 per share. Therefore, the top-up provision was not triggered and no additional shares were received. The Company’s ownership in Green Light Metals as of March 31, 2023 is approximately 28%. Both as of March 31, 2023 and as of December 31, 2022, the value of this equity investment was $3.6 million.

9. Accrued Expenses and Other Liabilities

At March 31, 2023 and December 31, 2022, accrued expenses and other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2023	2022

	(in thousands)
Accrued royalty payments	$1,402	$1,787
IVA taxes payable, net	274	-
Share-based compensation liability	168	-
Liability for Aquila drillhole capping (1)	110	-
Employee profit sharing obligation	2,350	2,206
Other payables	754	1,204
Total accrued expenses and other current liabilities	$5,058	$5,197

Accrued non-current labor obligation	$1,145	$1,050
Share-based compensation liability	1,040	884
Other long-term liabilities	120	556
Total other non-current liabilities	$2,305	$2,490

(1)	This is the current portion of the Company’s reclamation and remediation liabilities. Please see Note 11— Reclamation and Remediation in this Condensed Consolidated Interim Financial Statements and Notes for additional information.

A value added (“IVA”) tax in Mexico is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of March 31, 2023, this resulted in a liability balance.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Gold and Silver Stream Agreements as of March 31, 2023 and December 31, 2022:

	As of	As of
	March 31,	December 31,
	2023	2022

	(in thousands)
Liability related to the Gold Stream Agreement	$20,938	$20,881
Liability related to the Silver Stream Agreement	22,802	22,585
Total liability	$43,740	$43,466

Periodic interest expense will be incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and an 8% discount rate. Interest expense is recorded to the Consolidated Statements of Operations and the gold and silver stream agreement liability on the Consolidated Balance Sheet.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko Bermuda Limited (“OBL”), a wholly owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with Osisko, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2023.

The $20 million received from OBL through March 31, 2023 is shown as a long-term liability on the Consolidated Balance Sheet, along with an implied interest. The implied interest rate is applied on OBL advance payments and calculated on the total expected life-of-mine production to be deliverable (as supported in the Back Forty Project Preliminary Economic Assessment) at December 31, 2022 closing gold and silver metal price and is discounted at 8.0%. As the remaining $30 million deposit is subject to the completion of certain milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheet.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement of March 31, 2023. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2023.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through March 31, 2023 is shown as a long-term liability on the Consolidated Balance Sheet along with an implied interest. (See Note 12—Commitments and Contingencies in Item 8—Financial Statements and Supplementary Data for additional information.)

11. Reclamation and Remediation

The following table presents the reclamation and remediation obligations as of March 31, 2023 and December 31, 2022:

	As of	As of
	March 31,	December 31,
	2023	2022

	(in thousands)
Current reclamation and remediation liabilities (1)	$110	$-
Non-current reclamation and remediation liabilities	11,669	10,366
Total	$11,779	$10,366

(1)	The current portion of reclamation and remediation liabilities are included in Accrued expenses and other current liabilities. Please see Note 9— Accrued Expenses and Other Liabilities in this Condensed Consolidated Interim Financial Statements and Notes for additional information.

The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2023 and the year ended December 31, 2022:

	2023	2022

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,949	$1,833
Foreign currency exchange loss	135	116
Reclamation liabilities – balance at end of period	2,084	1,949

Asset retirement obligation – balance at beginning of period (1)	8,417	1,279
Changes in estimate (1)	-	6,384
Liability for Aquila drillhole capping (2)	514	-
Accretion	173	668
Foreign currency exchange loss	591	86
Asset retirement obligation – balance at end of period	9,695	8,417
Total period end balance	$11,779	$10,366

(1)	In 2022, the Company updated its closure plan study, which resulted in a $6.4 million increase in the estimated liability and asset retirement costs. This increase is a result of formalizing a tailings storage facility closure plan, the addition of the dry stack facility and the filtration plant, and the increase of inflation in Mexico.
(2)	As of December 31, 2022, the Company reported the liability to remediate exploration drill holes at the Back Forty Project in Michigan, USA in other non-current liabilities. As of March 31, 2023, this liability was reclassified to non-current reclamation and remediation liabilities. Upon completion of the optimized feasibility study and the related mine closure plan, an asset for asset retirement obligation and corresponding liability for reclamation and remediation will be recorded.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

The Company’s undiscounted reclamation liabilities of $2.1 million and $1.9 million as of March 31, 2023 and December 31, 2022, respectively, are related to the Don David Gold Mine in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant & Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant & Mine Development, post 2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of March 31, 2023 and December 31, 2022, the Company’s asset retirement obligation related to was $9.7 million and $8.4 million, respectively, and was mostly related to the Don David Gold Mine in Mexico.

12. Commitments and Contingencies

Commitments

As of March 31, 2023 and December 31, 2022, the Company has equipment purchase commitments of approximately $1.0 million and $1.2 million, respectively.

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

The contingent consideration is composed of the following in Canadian dollars:

The value of future installments is based on C$9 million tied to development of the Back Forty project as follows:

a.	C$3 million payable on completion of any form of financing for purposes including the commencement of construction of Back Forty. Up to 50% of the C$3 million can be paid, at the Company’s option, in Gold Resource Corporation shares with the balance payable in cash. (If, as of November 2023, this milestone has not been achieved or payment made, HMI has the right to repurchase a 51% ownership in the Back Forty Project);
b.	C$2 million payable in cash 90 days after the commencement of commercial production;
c.	C$2 million payable in cash 270 days after the commencement of commercial production; and
d.	C$2 million payable in cash 450 days after the commencement of commercial production.

The value of the contingent consideration as of March 31, 2023 was $4.4 million, including $2.2 million in current liabilities and $2.2 million in non-current liabilities. It is more likely than not that management will pay C$3 million ($2.2 million) of the liability in 2023 in order to prevent the repurchase of 51% ownership by HMI. Therefore, this portion is presented as current liability, with $2.2 million remaining in long-term liability. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future changes in the value of the contingent consideration will be recognized in the Consolidated Statements of Operations.

Other Contingencies

The Company has certain other contingencies resulting from litigation, claims, and other commitments and is subject to a variety of environmental and safety laws and regulations incident to the ordinary course of business. The Company currently has no basis to conclude that any or all of such contingencies will materially affect its financial position, results

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

of operations, or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by the Company, and there can be no assurance that their ultimate disposition will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

13. Shareholders’ Equity

No dividends were declared and paid in 2023. During the three months ended March 31, 2022, the Company declared and paid dividends of $0.01 per common share, paying an aggregate total of $0.9 million.

14. Derivatives

Embedded Derivatives

Concentrate Sales

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for unsettled shipments. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note—20 Fair Value Measurement in this Condensed Consolidated Interim Financial Statements and Notes for additional information on the realized and unrealized gain (loss) recorded to adjust accounts receivable and revenue.

The following table summarizes the Company’s unsettled sales contracts at March 31, 2023 with the quantities of metals under contract subject to final pricing expected to occur through May 2023:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	4,390	256,430	207	1,720	2,183
Average forward price (per ounce or tonne)	$1,885	$22.08	$8,880	$2,092	$3,078
Unsettled sales contracts value (in thousands)	$8,275	$5,662	$1,838	$3,598	$6,719	$26,092

Other Derivatives

Zinc zero cost collar

Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value will impact the Company’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. The fair value does not reflect the realized or cash value of the instrument. As of December 31, 2022, the Company’s hedge program concluded, but the Company may utilize similar programs in the future to manage near-term exposure to cash flow variability from metal prices.

The Company manages credit risk by selecting counterparties believed to be financially strong, by entering into netting arrangements with counterparties and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

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

Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payment. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Note 9—Accrued Expenses and Other Liabilities in this Condensed Consolidated Interim Financial Statements and Notes for additional information.

16. Stock-Based Compensation

The Company’s compensation program comprises three main elements: base salary, an annual short-term incentive plan (“STIP”) cash award, and long-term equity-based incentive compensation (“LTIP”) in the form of deferred stock units (“DSUs”), restricted stock units (“RSUs”), stock options, and performance share units (“PSUs”).

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

DSUs of 278,663 and 214,357 were granted to the Board of Directors during the three months ended March 31, 2023 and 2022, respectively. DSUs are vested immediately and redeemable in cash or shares at the earlier of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of: (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to market each reporting period.

The Company may also issue DSUs for directors in lieu of board fees at their request. During the three months ended March 31, 2023 and 2022, respectively, there were 13,649 and 3,356 DSUs granted in lieu of board fees that are also subject to mark-to-market adjustment. Additionally, during the three months ended March 31, 2023, executives were granted 212,407 DSUs in lieu of half of their STIP cash bonus for 2022. As of March 31, 2023 and 2022, the non-current liability balances related to DSUs were $0.9 million and $0.8 million, respectively. For the three months ended March 31, 2023 and 2022, respectively, the changes in liabilities related to DSUs resulted in $0.4 million and $0.6 million stock-based compensation expense.

RSUs of 612,059 and 234,605 were granted during the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, respectively, a total of 195,525 and nil RSUs vested. For the RSUs vesting in 2023, 70,433 common shares were issued with an intrinsic value and a fair value of $61,981, RSUs of 18,137 were withheld for taxes due to net settlement, and 106,955 RSUs were deferred.

Stock options of nil and 320,816 were granted during the three months ended March 31, 2023 and 2022, respectively. Stock options of nil and 355,000, respectively, were exercised during the three months ended March 31, 2023 and 2022. The exercises in 2022 were settled in cash.

PSUs of 534,890 and 294,147 were granted during the three months ended March 31, 2023 and 2022, respectively. PSUs cliff vest usually in three years based on the relative and absolute total shareholder return of a predetermined peer group and are expected to be settled in cash. As of March 31, 2023 and 2022, the current liability balances related to PSUs

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

were $0.2 million and nil, respectively, and the non-current liability balances related to PSUs were $0.1 million and nil, respectively.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Deferred stock units	357	577
Restricted stock units	153	48
Stock options	$120	$149
Performance stock units	(33)	-
Total	$597	$774

The Company’s STIP for its management team provides annual cash payable upon achievement of specified performance metrics. As of March 31, 2023, the Company accrued $0.4 million payable in cash related to the 2023 STIP program.

17. Zinc Zero Cost Collar

During the three months ended March 31, 2023 and 2022, the realized and unrealized (gains) losses related to the Company’s Zinc Zero Cost Collar are the following:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Realized loss on zinc zero cost collar	$-	$1,628
Unrealized loss on zinc zero cost collar (1)	-	2,509
Total	$-	$4,137

On May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that governs nonexchange traded, over-the-counter, spot, forward and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. Please see Note 14—Derivatives in this Condensed Consolidated Interim Financial Statements and Notes for additional information. As of December 31, 2022, the Company’s hedge program concluded, but the Company may utilize similar programs in the future to manage near-term exposure to cash flow variability from metal prices.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

18. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Unrealized currency exchange loss (1)	$453	$445
Realized currency exchange loss	176	129
Realized and unrealized gain from gold and silver rounds, net	(9)	(36)
Interest on streaming liabilities	274	176
Severance (2)	610	-
Other (income) expense	(35)	124
Total	$1,469	$838

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 20—Fair Value Measurement in this Condensed Consolidated Interim Financial Statements and Notes for additional information.
(2)	This is due to an organized reduction of workforce and leadership change at DDGM in Mexico.

19. Net Income per Common Share

Basic net income per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All the Company’s RSUs are considered to be dilutive in periods with net income.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 1.5 million shares of common stock at weighted average exercise prices of $2.90 were outstanding as of March 31, 2023 but had no dilutive effect due to the net loss. Options to purchase 2.7 million shares of common stock at a weighted average exercise prices of $4.08 were outstanding as of March 31, 2022 but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during the reporting period, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended
	March 31,
	2023	2022
Numerator:
Net (loss) income (in thousands)	$(1,035)	$4,019

Denominator:
Basic weighted average shares of common stock outstanding	88,405,935	88,338,774
Dilutive effect of share-based awards	-	278,094
Diluted weighted average common shares outstanding	88,405,935	88,616,868

Basic and diluted net (loss) income per common share	$(0.01)	$0.05

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	As of	As of
	March 31,	December 31,	Input Hierarchy Level
	2023	2022

	(in thousands)
Cash and cash equivalents	$21,420	$23,675	Level 1
Accounts receivable, net	$5,134	$5,085	Level 2
Investment in equity securities-Maritime	$1,561	$1,559	Level 1
Investment in equity securities-Green Light Metals	$3,617	$3,611	Level 3

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated Gold Resource Corporation 92 and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.

At March 31, 2023 and December 31, 2022, the Company had an unrealized loss of $0.1 million and an unrealized gain of $0.6 million, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments. Please see Note 14—Derivatives in this Condensed Consolidated Interim Financial Statements and Notes for additional information.

Investment in equity securities—Maritime: On September 22, 2022, Gold Resource Corporation invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. (“Maritime”), ticker symbol MAE.V on TSX-V, in a private placement. The 47 million shares purchased represent less than 10% of the issued and outstanding shares of Maritime. As of March 31, 2023, the share price of Maritime was C$0.045, the same as at December 31, 2022; and therefore, no unrealized gain or loss was recorded, other than some foreign exchange gain.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note receivable from Green Light Metals. The shares received represented approximately 28.5% ownership at the time. Management chose to account for this investment using the fair value option; therefore, these securities are carried at fair value. As of March 31, 2023, the value of this equity investment was C$4.9 million ($3.6 million). The value of the issued shares was determined to be C$0.40 per share, which was based on the significant unobservable input of recent Green Light Metals recent equity transactions. For the three months ended March 31, 2023, there have been no gains or losses on the value of the shares the Company received, other than some foreign exchange gain.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Interim Statements of Operations as shown in the following table:

		For the three months ended March 31,		Statements of Operations Classification
		2023	2022
	Note
Realized and unrealized derivative (loss) gain, net	14	$(87)	$2,034	Sales, net
Realized loss on zinc zero cost collar	17	$-	$(1,628)	Realized and unrealized loss on zinc zero cost collar
Unrealized loss on zinc zero cost collar	17	$-	$(2,509)	Realized and unrealized loss on zinc zero cost collar

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2023
Realized gain	$114	$149	$54	$94	$223	$634
Unrealized loss	(37)	(271)	(10)	(103)	(300)	(721)
Total realized/unrealized derivatives, net	$77	$(122)	$44	$(9)	$(77)	$(87)

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2022
Realized gain	$126	$249	$43	$19	$429	$866
Unrealized gain	242	275	16	47	588	1,168
Total realized/unrealized derivatives, net	$368	$524	$59	$66	$1,017	$2,034

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

21. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 consisted of the following:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Unrealized (gain) loss on gold and silver rounds	$(9)	$(70)
Unrealized foreign currency exchange loss	453	445
Unrealized (gain) loss on zinc zero cost collar	-	2,509
Other	187	(333)
Total other operating adjustments	$631	$2,551

22. Segment Reporting

As of March 31, 2023, the Company has organized its operations into three geographic regions: Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. Intercompany revenue and expense amounts have been eliminated within each segment in order to report on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Consolidated Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of March 31, 2023
Total current assets	$35,626	$144	$4,946	$40,716
Total non-current assets	59,759	92,908	1,818	154,485
Total assets	$95,385	$93,052	$6,764	$195,201
Total current liabilities	$12,904	2,649	1,080	$16,633
Total non-current liabilities	5,142	60,717	1,718	67,577
Total shareholders' equity	77,339	29,686	3,966	110,991
Total liabilities and shareholders' equity	$95,385	$93,052	$6,764	$195,201

As of December 31, 2022
Total current assets	$38,032	$272	$7,795	$46,099
Total non-current assets	63,342	92,927	1,803	158,072
Total assets	$101,374	$93,199	$9,598	$204,171
Total current liabilities	$20,035	$3,352	$1,295	$24,682
Total non-current liabilities	5,533	60,648	1,544	67,725
Total shareholders' equity	75,806	29,199	6,759	111,764
Total liabilities and shareholders' equity	$101,374	$93,199	$9,598	$204,171

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

The following table shows selected information from the Consolidated Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the three months ended March 31, 2023
Sales, net	$31,228	$-	$-	$31,228
Total mine cost of sales, including depreciation	26,660	14	625	27,299
Exploration expense	1,389	450	-	1,839
Total other costs and expenses, including G&A	631	244	2,384	3,259
Provision for income taxes	50	(222)	38	(134)
Net income (loss)	$2,498	$(486)	$(3,047)	$(1,035)

For the three months ended March 31, 2022
Sales, net	$45,417	$-	$-	$45,417
Total mine cost of sales, including depreciation	26,094	-	-	26,094
Exploration expense	1,237	1,068	-	2,305
Total other costs and expenses, including G&A	4,692	317	2,639	7,648
Provision for income taxes	5,351	-	-	5,351
Net income (loss)	$8,043	$(1,385)	$(2,639)	$4,019

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes—Unaudited

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we”, “our”, or “us”) for the three months ended March 31, 2023 and compares those results with the three months ended March 31, 2022. It also analyzes the Company’s financial condition as of March 31, 2023 and compares it to the financial condition as of December 31, 2022. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2022 contained in our annual report on Form 10-K.

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

Overview

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. The Don David Gold Mine is our cornerstone asset comprised of six properties. The Company’s focus is to unlock the significant upside potential of this asset through optimization of the current operations, growing the existing resource, and identifying new opportunities near existing infrastructure. The primary mineral production is coming from the Arista underground mine. This mine supplies ore to our processing facilities to produce gold and silver doré and copper, lead, and zinc concentrates which also contain gold and silver.

The Back Forty Project, when developed, is expected to produce gold and silver doré and copper and zinc concentrates bearing gold and silver. We have formed an integrated project team to optimize the feasibility study, related mine plan, and to ensure a positive long-term impact on the environment and host communities. The feasibility study work related to metallurgy and the economic models progressed during the first quarter of 2023. Once the feasibility study work is completed, the Company’s Board of Directors will evaluate the current economic climate and make a decision on how to proceed the Back Forty Mine.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Field safety inspection underground

Under the direction of a new Mexican leadership team, several improvements have been implemented. For example, new mining techniques are being deployed, which optimize drilling accuracy, ensure well controlled blasting, and increase ground stability. Ground stability has further been improved by utilizing galvanized steel split sets. Maintenance improvements have been made to the roads, and the underground maintenance shop was moved from level eleven to level 18. While deploying new and safer techniques is a lengthy process, we are committed to ensuring constant supervision until these protocols are embedded in our practices.

Our operations are also focused on developing a mature safety culture. We have bolstered our training department by bringing in external experts in underground mining activities. We have executed on leading indicators and raised awareness on hazard recognition. These efforts are aimed at increasing safety awareness and preventing accidents.

We initiated internal and external safety audits which have identified several areas of opportunity. Our multidisciplined safety committee is focused on monitoring action plans. A recent accomplishment is that the Company increased training and awareness of potentially risky situations and is now reporting leading indicators, such as near misses. This is a significant milestone that shows we are moving in the right direction in terms of improving our safety culture.

Finally, at Gold Resource Corporation, we hold ourselves accountable to the highest environmental, social, and governance standards. Our commitment to acting responsibly and delivering excellence in sustainability allows us to deliver benefits to all our stakeholders, including our employees and local communities. The new Mexico leadership team is already realizing improvements to maximize efficiencies and safety protocols.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Mine activities during the first quarter of 2023 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended March 31,
	2023	2022
Arista Mine
Milled
Tonnes Milled	116,721	135,801
Grade
Average Gold Grade (g/t)	2.33	3.00
Average Silver Grade (g/t)	94	81
Average Copper Grade (%)	0.37	0.41
Average Lead Grade (%)	1.73	1.97
Average Zinc Grade (%)	3.88	4.89
Combined
Tonnes Milled (1)	117,781	136,844
Tonnes Milled per Day (2)	1,420	1,590
Metal production (3)
Gold (ozs.)	7,171	11,187
Silver (ozs.)	322,676	332,292
Copper (tonnes)	336	431
Lead (tonnes)	1,559	2,073
Zinc (tonnes)	3,837	5,562
Metal produced and sold (3)
Gold (ozs.)	6,508	8,381
Silver (ozs.)	294,815	265,407
Copper (tonnes)	332	408
Lead (tonnes)	1,417	1,639
Zinc (tonnes)	3,060	4,359
Percentage payable metal (3)
Gold (%)	91	75
Silver (%)	91	80
Copper (%)	99	95
Lead (%)	91	79
Zinc (%)	80	78
(1)	During the three months period ended March 31, 2023 and 2022, tonnes milled includes 1,060 and 1,043 purchased tonnes, respectively, related to a collaborative initiative with a local community to ensure the proper environmental treatment and storage of the material.
(2)	Based on actual days the mill operated during the period.
(3)	The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

First quarter 2023 compared to first quarter 2022

For the three months ended March 31, 2023, the Don David Gold Mine production totaled 7,171 gold ounces and 322,676 silver ounces, representing a 36% decrease in gold production and a 3% decrease in silver production, from the same period in 2022. The unfavorable variance for gold is directly related to the 14% lower volume of ore tonnes and the 22% lower gold grades processed as expected and in line with the current 2023 mine plan.

Production Volumes

During the three months ended March 31, 2023, total tonnes milled of 117,781 were 14% lower than the same period in 2022. Metal production for gold, copper, lead, and zinc decreased during the three months ended March 31, 2023 as compared to the same period last year. Metal production in the three months ended March 31, 2023, was lower than metal production in the same period in 2022 due to the lower volume of tonnes milled and lower metal grades as expected and in line with the current 2023 mine plan.

Grades & Recoveries

During the three months ended March 31, 2023, the majority of ore processed came from the Arista underground mine with an average gold grade of 2.33 g/t and silver grade of 94 g/t, compared to 3.00 g/t and 81 g/t, respectively, for the same period in 2022. The average gold grade was 22% lower and silver grade 16% higher. As shown in the Technical Report Summary incorporated by reference in the Form 10-K for 2022, grades are expected to decline in 2023 in line with the life of mine average shown in the Mineral Reserve and Mineral Resource tables. As grades decline, recoveries are expected to decline as well.

Our base metals average grades during the three months ended March 31, 2023 were 0.37% copper, 1.73% lead, and 3.88% zinc. Copper, lead, and zinc grades were 8%, 12%, and 21% lower, respectively, than in the same period in 2022.

Gold and silver recoveries for the three months ended March 31, 2023 were 80.9% and 91.2%, respectively, reflecting a 3.4% decrease for gold and a 2.2% decrease for silver over the same period in 2022. We have encountered different mineralization, containing not only high grade metals, but a portion of the production areas are in zones of high quartz mineralization. Quartz has an adverse effect on the floatation while encapsulating some of the gold. Copper, lead, and zinc recoveries for the three months ended March 31, 2023 were 77.1%, 77.0%, and 84.7%, respectively. The recoveries for copper, lead, and zinc for the three months ended March 31, 2023 were in line with the same period in 2022. As shown in the Technical Report Summary incorporated by reference in the Form 10-K for 2022, future recoveries and grades are expected to be in line with the life of mine average shown in the Mineral Reserve and Mineral Resource tables.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended March 31,
	2023	2022
Net sales
Gold	$12,347	$15,785
Silver	6,642	6,105
Copper	2,994	4,097
Lead	2,965	3,827
Zinc	9,551	16,317
Less: Treatment and refining charges	(3,184)	(2,748)
Realized and unrealized (loss) gain - embedded derivative, net	(87)	2,034
Total sales, net	$31,228	$45,417
Metal produced and sold
Gold (ozs.)	6,508	8,381
Silver (ozs.)	294,815	265,407
Copper (tonnes)	332	408
Lead (tonnes)	1,417	1,639
Zinc (tonnes)	3,060	4,359
Average metal prices realized (1)
Gold ($ per oz.)	$1,915	$1,898
Silver ($ per oz.)	$23.04	$23.94
Copper ($ per tonne)	$9,172	$10,144
Lead ($ per tonne)	$2,158	$2,347
Zinc ($ per tonne)	$3,195	$3,842
Gold equivalent ounces sold
Gold Ounces	6,508	8,381
Gold Equivalent Ounces from Silver	3,547	3,348
Total AuEq oz	10,055	11,729
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.

First quarter 2023 compared to first quarter 2022

Metal Sold

During the three months ended March 31, 2023, gold sales of 6,508 ounces, copper sales of 332 tonnes, lead sales of 1,417 tonnes, and zinc sales of 3,060 tonnes decreased by 22%, 19%, 14%, and 30%, respectively, as compared to the same period in 2022. Silver sales of 294,815 ounces increased by 11% during the three months ended March 31, 2023 compared to the same period in 2022.

Average metal prices realized

During the three months ended March 31, 2023, the average metal prices were $1,915 per ounce for gold, $23.04 per ounce for silver, $9,172 per tonne for copper, $2,158 per tonne for lead, and $3,195 per tonne for zinc. Compared to the same period in 2022, the average metal price for gold increased by 1%, while the average metal price for silver, copper, lead, and zinc decreased by 4%, 10%, 8%, and 17%, respectively.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended March 31,
	2023	2022

	(in thousands)
Doré and concentrate sales	$34,499	$46,131
Less: Treatment and refining charges	(3,184)	(2,748)
Realized/unrealized derivatives, net	(87)	2,034
Sales, net	31,228	45,417
Total cost of sales	27,299	26,094
Mine gross profit	3,929	19,323
Other costs and expenses, including tax:	4,964	15,304
Net (loss) income	$(1,035)	$4,019

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$711	$(163)
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$1,221	$462
Total all-in cost after co-product credits per AuEq oz sold (1)	$1,404	$774

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures”.

First quarter 2023 compared to first quarter 2022

Sales, net

DDGM net sales of $31.2 million for the three months ended March 31, 2023 decreased by $14.2 million, or 31%, when compared to 2022. The decrease in 2023 sales is the result of decreased sales volumes and lower realized metal prices outlined in the sales statistics table above. Additionally, treatment and refining charges during the three months ended March 31, 2023 increased by 16% as a result of an increase in the zinc treatment charge benchmark and spot price.

Total cost of sales

Total cost of sales increased to $27.3 million for the three months ended March 31, 2023 from $26.1 million for the same period in 2022. The $1.2 million increase was primarily related to a $1.3 million increase in depreciation expense. Depreciation expense was higher in 2023 as a result of the completion of the gold regrind and dry stack tailings projects, which were transferred out of construction-in-progress to mill facilities and infrastructure and started to depreciate at the end of the first quarter of 2022. Additionally, the mineral reserve base in 2023 is lower for the units of production calculation, resulting in higher depreciation cost per tonne of ore processed. Production costs of $19.9 million for the three months ended March 31, 2023 are 1% lower than the production costs of $20.1 million for the same period in 2022. The decrease is directly related to a 14% decrease in ore tonnes processed, offset by a higher cost per tonne processed mainly due to due to increases related to the commissioning of the filtration plant and dry stack facility during the first quarter of 2022 and ground support improvements made in the first quarter of 2023.

Mine gross (loss) profit

For the three months ended March 31, 2023, mine gross profit decreased $15.4 million or 80%, compared to the same period in 2022. The decrease was primarily due to a 31%, or $14.2 million decrease in net sales and a 22%, or $1.3 million increase in depreciation and amortization expenses.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors,

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

such as the grade of ore processed, metal commodity prices, and operating costs have a significant impact on mine gross profit. For example, in the first quarter of 2023, the volume of ore processed decreased 14% and total cost of sales increased by 5% compared to the first quarter of 2022 due to a 15% higher cost per tonne processed; however, sales decreased by 31% due to a decrease in ore tonnes processed and a decrease in grade of ore tonnes processed. The decrease in sales is explained by the decrease in volumes and grades during the first quarter of 2023, and the increase in operating costs is primarily explained by the increase in depreciation and increase in unit operating costs discussed above.

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

Net (loss) income

For the three months ended March 31, 2023, we recorded net loss of $1.0 million, as compared to net income of $4.0 million during the same period in 2022. The $5.0 million decrease in net income is mainly attributable to the lower mine gross profit discussed above.

Other Costs and Expenses, Including Taxes

	For the three months ended March 31,
	2023	2022

	(in thousands)
Other costs and expenses:
General and administrative expenses	$1,193	$1,899
Mexico exploration expenses	1,389	1,237
Michigan Back Forty Project expenses	450	1,068
Stock-based compensation	597	774
Realized and unrealized loss on zinc zero cost collar	-	4,137
Other expense, net	1,469	838
Total other costs and expenses	5,098	9,953
(Benefit) provision for income taxes	(134)	5,351
Total other costs, including taxes	$4,964	$15,304

General and administrative expenses – For the three months ended March 31, 2023 and 2022, general and administrative expenses were $1.2 million and $1.9 million, respectively, representing a 37% decrease from the same period of 2022 primarily due to the impact of increased audit fees and consulting services in the first quarter of 2022, related to finalizing the Aquila acquisition and the allocation of $0.6 million corporate personnel costs from general and administrative expenses to production costs for the Mexican operations.

DDGM Exploration expenses – For the three months ended March 31, 2023, exploration expenses in DDGM totaled $1.4 million, compared to $1.2 million for the same period in 2022. Exploration activities in Oaxaca, Mexico increased compared to the same period in 2022 primarily due to increased drilling activity in 2023.

Back Forty Project expenses – For the three months ended March 31, 2023, feasibility study and permitting costs, totaled $0.5 million, compared to $1.1 million for the same period in 2022. The 58% decrease is due to nearing completion of the feasibility study and utilizing third parties only on a limited basis until after the completion of the capital cost analysis for the project.

Stock-based compensation – Stock-based compensation decreased by $0.2 million for the three months ended March 31, 2023 compared to the same period in 2022. This decrease is mainly due to the downward mark-to-market adjustment in the liability classified equity awarded, due to a decrease in share price.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Realized and unrealized loss on zinc zero cost collar – As of December 31, 2022, the Company’s hedge program concluded, therefore no gains or losses were recorded in 2023. For March 31, 2022, $4.1 million of loss was recorded related to the zinc zero cost collar. Of this loss, $2.5 million was unrealized and relates to zero cost collars that would mature April through December 2022.

Other expense, net – For the three months ended March 31, 2023, $1.5 million of other expense was recorded compared to $0.8 million other expense during the same period of 2022. The $0.7 million increase primarily is the result of the $0.6 million severance expense due to the reduction of workforce and change in the leadership team at DDGM in Mexico. Please see Note 18 - Other expense, net in this Condensed Consolidated Interim Financial Statements and Notes for a detailed breakdown.

Provision for income taxes – For the three months ended March 31, 2023, income tax benefit was $0.1 million, compared to $5.4 million income tax expense for the same period in 2022. The decrease in income tax expense for the three months ended March 31, 2023 is driven by the decrease in the three-month net income before income taxes.

Other Non-GAAP Financial Measures

Total cash cost after co-product credits per AuEq oz sold – For the three months ended March 31, 2023, the total cash cost after co-product credits per AuEq oz sold is $711 compared to $(163) for the same period in 2022. The increase is due to the lower amount of co-product credits we received during the first quarter of 2023, the 14% decrease in total number of AuEq ounces sold, and the 16% increase in treatment and refining charges as a result of an increase in the zinc treatment charge benchmark and spot price.

(1)	Percentage Payable Metals reflects the metals actually paid for according to the terms of our sales contracts. Differences between the first quarter of 2022 and the first quarter of 2023 primarily relate to the timing of final settlements and the processing of zinc tailings through the regrind circuit.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold – For the three months ended March 31, 2023, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $1,221 compared to $462 for the same period in 2022. The increase is directly related to the higher cash costs per ounce discussed above partially offset by lower sustaining capital expenditures.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total all-in cost after co-product credits per AuEq oz sold – For the three months ended March 31, 2023, the total all-in cost after co-product credits per AuEq oz sold was $1,404 compared to $774 for the same period in 2022. The increase is due to the higher all-in sustaining costs discussed above partially offset by lower Back Forty costs due to nearing completion of the feasibility study and utilizing third parties only on a limited basis until after completion of capital cost analysis for the project.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures.”

2023 Capital and Exploration Investment Summary

		For the three months ended March 31, 2023	2023 full year guidance
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$1,296
Infill Drilling	Capitalized Exploration	817
Other Sustaining Capital	Capital	475
Surface and Underground Exploration Development & Other	Capitalized Exploration	548
Subtotal of Sustaining Investments:		3,136	$9 - 11 million
Growth Investments:
DDGM growth:
Surface Exploration / Other	Exploration	766
Underground Exploration Drilling	Exploration	477
Underground Exploration Development	Exploration	146
Back Forty growth:
Back Forty Feasibility Study & Permits	Exploration	450
Subtotal of Growth Investments:		1,839	$6 - 7 million
Total Capital and Exploration:		$4,975	$15 - 18 million

The Company’s investment in Mexico in the first quarter of 2023 totaled $4.5 million in the first quarter of 2023. Our investment in Mexico is focused on favorably impacting our environment, social, and governance programs while creating operational efficiencies and sustainability. At the Back Forty Project, $0.5 million has been invested in feasibility and permitting initiatives year-to-date.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underground and Exploration Development:

Mine development during the quarter included ramps and access to different areas of the deposit, ventilation shafts, and exploration development drifts. A total of 230 meters of development (included in Infill Drilling and Exploration Development in the table above), at a cost of $0.7 million was completed during the first quarter of 2023. As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine. We plan to invest a total of $1.5 million in over 700 meters of exploration development in 2023.

Underground safety inspection and ventilation survey

Back Forty Feasibility and Permitting:

Work on the optimized feasibility study progressed during the first quarter of 2023. Mine planning, process plant design and site layout and infrastructure were largely completed during 2022. Current initiatives are focused on finalizing the financial models with operating and capital costs, which may be subject to some volatility due to the inflationary market conditions. Environmental and cultural resource considerations have been a key factor in the overall project design. Work related to metallurgy and the economic model will continue and once completed, the Company’s Board of Directors will evaluate the current economic climate and make a decision on how to proceed with the Back Forty Mine.

2023 DDGM Exploration Updates

Our portfolio of properties that make up our Don David Gold Mine are located along a 55 kilometer trend of the San Jose structural corridor in the Sierra Madre Sur mountain range. This structural corridor trends north 70 degrees west and

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

spans three historic mining districts within Oaxaca. Surface exploration activity continues on several properties with a goal of defining additional priority drill targets, demonstrating our commitment to a long-term investment in Oaxaca, Mexico.

Underground exploration drilling is ongoing, where access is available, from various locations within the Arista mine: (1) to continue testing of the Three Sisters Zone, as well as other new vein targets, such as the Gloria zone and (2) to further define and expand the Mineral Reserves and Mineral Resources of the current vein systems in production.

During the quarter, we completed 4 exploration drill holes (2,526 meters) and 26 infill drill holes (4,926 meters).

●	Exploration drilling in the first quarter of 2023 continued testing the northwest extension of the Switchback system at depth and along strike where we have confirmed the continuation of the system. During the first quarter of 2023, drilling also continued exploration of the Three Sisters system as well as in the newly discovered Gloria vein structure, located immediately west of Three Sisters. The Switchback system extends for over a kilometer along a NW-SE strike and remains open in both directions as well as up- and down-dip. The Three Sisters and Gloria vein systems also remain open at depth and along strike. Exploration drilling in 2023 will continue to focus on these structures as well as the down-dip extensions of the Soledad South vein (Switchback).
●	Infill drilling in the first quarter of 2023 continued to focus on both the Arista and Switchback vein systems, defining mineralization along strike and down-dip of existing workings. Infill drilling continues to confirm zones of high-grade mineralization within the resource model as well as additional mineralized structures outside existing models, including, the Marena zone (Arista), and the Soledad South and Susana North veins (Switchback).

Gloria vein zone (714.84 - 732.36 m), from Switchback / Three Sisters drilling 2023 Q1

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Surface exploration programs continued during Q1in the Alta Gracia mining district, focusing on soil sampling with follow-up rock chip sampling and geologic mapping in the El Aguacatillo zone. Below is a map of the El Aguacatillo zone soil sampling to date (Alta Gracia project).

792000
793000
794000
795000
1850000
1849000
1848000
N
Plan Suelos Comple Aguacatillo
Ag_ppm_ICP
0.01 - 0.50
0.51 - 1.00
1.01 - 1.75
1.76 - 3.25
3.26 - 25.00
25.01 - 31.70
Vetas_Altagracia
Ejidos_Claims
CARRETERA 190
CAMINO
CARRETERA
1:15,000
0 0.15 0.3 0.6
km

El Aguacatillo 2023 Q1 soil sampling program (Alta Gracia project), showing gold in soil results (ppm)

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

Cash cost before co-product credits per ounce, total cash cost after co-product credits per ounce, and AISC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by precious metal gold AuEq sold for the periods presented.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The following table summarizes the Company’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	For the three months ended March 31,
	2023	2022

Gold equivalent ounces sold (oz)	10,055	11,729
Total production costs (1)	$19,850	$20,074
Treatment and refining charges (2)	3,184	2,748
Co-product credits (2)	(15,881)	(24,732)
Total cash cost after co-product credits	7,153	(1,910)
Total cash cost after co-product credits per AuEq oz sold	$711	$(163)
Sustaining - capitalized expenditure (3)	2,588	4,596
Sustaining - Exploration Expenditure (3)	548	-
Reclamation and remediation	195	62
Subtotal of DDGM sustaining costs	3,331	4,658
DDGM all-in sustaining cost after co-product credits per AuEq oz sold	$1,043	$234
Sustaining - general and administrative, including stock-based compensation expenses	1,790	2,673
Consolidated all-in sustaining cost after co-product credits	12,274	5,421
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	$1,221	$462
Non-sustaining cost- capital expenditure (3)	-	1,353
Non-sustaining cost- exploration expenditure (1)	1,839	2,305
Subtotal of non-sustaining costs	1,839	3,658
Total all-in cost after co-product credits	14,113	9,079
Total all-in cost after co-product credits per AuEq oz sold	$1,404	$774

(1)	Refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Operations
(2)	Refer to Item 1. Financial Statements: Note 3 - Revenue. The prior year (2022) Co-product credits were adjusted to include realized embedded derivatives.
(3)	Sum of, refer to Item 1. Financial Statements: Condensed Consolidated Interim Statements of Cash Flows

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2022				2023
	Q1	Q2	Q3	Q4	Q1
Operating Data
Total tonnes milled	136,844	129,099	110,682	116,616	117,781
Average Grade
Gold (g/t)	3.00	2.63	1.98	2.51	2.33
Silver (g/t)	81	64	80	109	94
Copper (%)	0.41	0.32	0.37	0.45	0.37
Lead (%)	1.97	1.99	1.59	1.58	1.73
Zinc (%)	4.89	4.00	4.21	4.27	3.88
Metal production (before payable metal deductions)
Gold (ozs.)	11,187	9,317	5,851	7,767	7,171
Silver (ozs.)	332,292	249,088	261,256	370,768	322,676
Copper (tonnes)	431	303	296	406	336
Lead (tonnes)	2,073	2,020	1,249	1,323	1,559
Zinc (tonnes)	5,562	4,282	3,901	4,198	3,837
Metal produced and sold
Gold (ozs.)	8,381	8,746	5,478	7,514	6,508
Silver (ozs.)	265,407	231,622	225,012	335,168	294,815
Copper (tonnes)	408	286	282	372	332
Lead (tonnes)	1,639	1,755	1,056	941	1,417
Zinc (tonnes)	4,359	3,590	2,943	3,265	3,060
Average metal prices realized
Gold ($ per oz.)	$ 1,898	$ 1,874	$ 1,627	$ 1,734	$ 1,915
Silver ($ per oz.)	$ 23.94	$ 22.05	$ 18.54	$ 21.25	$ 23.04
Copper ($ per tonne)	$ 10,144	$ 9,275	$ 7,115	$ 8,221	$ 9,172
Lead ($ per tonne)	$ 2,347	$ 2,168	$ 1,882	$ 1,954	$ 2,158
Zinc ($ per tonne)	$ 3,842	$ 4,338	$ 3,186	$ 2,577	$ 3,195
Gold equivalent ounces sold
Gold Ounces	8,381	8,746	5,478	7,514	6,508
Gold Equivalent Ounces from Silver	3,348	2,729	2,564	4,107	3,547
Total AuEq oz	11,729	11,475	8,042	11,621	10,055
Financial Data ($'s in thousands except for per ounce)
Total sales, net	$ 45,417	$ 37,064	$ 23,869	$ 32,374	$ 31,228
Earnings from mining operations before depreciation and amortization	$ 25,281	$ 15,281	$ 4,431	$ 11,981	$ 11,183
Total cash cost after co-product credits per AuEq oz sold	($ 163)	$ 247	$ 1,103	$ 842	$ 711
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	$ 462	$ 799	$ 1,831	$ 1,226	$ 1,221
Production Costs	$ 20,074	$ 21,722	$ 19,380	$ 19,773	$ 19,850
Production Costs/Tonnes Milled	$ 147	$ 168	$ 175	$ 170	$ 169
Earnings before interest, taxes, depreciation, depletion, and amortization	$ 15,328	$ 13,716	($ 3,338)	$ 3,758	$ 6,085
Operating Cash Flows	$ 4,230	$ 7,976	($ 4,292)	$ 6,243	$ 1,024
Net income (loss)	$ 4,019	$ 2,673	($ 9,730)	($ 3,283)	($ 1,035)
Earnings (loss) per share - basic	$ 0.05	$ 0.03	($ 0.11)	($ 0.04)	($ 0.01)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2023, working capital of $24.1 million, consists of current assets of $40.7 million and current liabilities of $16.6 million. This represents a 13% or $2.7 million increase from the working capital balance of $21.4 million as of December 31, 2022. The primary factors influencing the increase in our working capital was a payment of the liability related to the mining royalty tax, as well as the cash provided by operating activities of $1.0 million, offset by $3.1 million of cash used in investing activities as reported in the Condensed Consolidated Interim Statements of Cash Flows. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, and income taxes. We believe that as a result of our cash balances, the performance of our current and expected operations, and the current metals prices, we will be able to meet our obligations and other potential cash requirements for at least the next 12 months from the date of this report.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the approval of the Back Forty Project by the Company’s Board of Directors and securing project financing. Project financing is not expected to be required any earlier than 2024 or 2025.

Cash and cash equivalents as of March 31, 2023 decreased to $21.4 million from $23.7 million as of December 31, 2022, a net decrease in cash of $2.3 million. The decrease is primarily due to cash spent on capital and exploration expenditures at DDGM and at the Back Forty Project, and mining royalty tax payments for the 2022 tax years, offset by cash inflow from operations.

Of the $21.4 million cash balance as of March 31, 2023, $17.0 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has been a source of cash for U.S. operations and projects.

Net cash provided by operating activities for the three months ended March 31, 2023 was $1.0 million compared to $4.2 million for the same period in 2022. Investing activities are mainly attributable to continued reinvestment in DDGM.

Net cash used in investing activities of $3.1 million for the three months ended March 31, 2023 decreased from $5.4 million from the same period in 2022. The decrease is mainly attributed to the 2022 investment in work to complete the commissioning of the filtration plant, the dry stack facility, and the gold regrind circuit.

Net cash used in financing activities for three months ended March 31, 2023 was a net outflow of $16 thousand compared to a net outflow of $1.1 million for same period in 2022. The change is primarily related to the discontinuation of shareholder dividends.

While current macro risk factors, such as economic uncertainties and supply chain interruptions have not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time. However, we believe there is sufficient liquidity and capital resources to fund operations and corporate activities for the foreseeable future.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico and in Michigan, USA for development and exploration activities;
●	The expected timing for the Back Forty feasibility study, permitting, detailed engineering, and project financing;
●	Our expectations regarding future grades from mining at DDGM;
●	Expectations regarding 2023 capital investment, exploration spending, and general and administrative costs;
●	Future exploration plans at DDGM;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources (“Mineral Resources”) and Mineral Reserves (“Mineral Reserves”);
●	Our expectations regarding whether dividends will be paid in the future; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

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

Effective May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that govern non-exchange traded, over-the-counter, spot, forward, and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Subsequently the Company entered into zinc zero cost collars. These derivatives are not designated as hedges. The zero cost collars were used to manage the Company’s near-term exposure to cash flow variability from zinc price risks. As of December 31, 2022, the Company’s hedge program concluded, but the Company may utilize similar programs in the future to manage near-term exposure to cash flow variability from metal prices. We do not currently use financial instruments with respect to any of the other base metal production either.

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

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended March 31, 2023, other than those enhancements to documentation discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Gold Resource Corporation

not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 has not progressed to a final ruling.

ITEM 1A: Risk Factors

“Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2022 includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in our Form 10-K.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation as of or for the three months ended March 31, 2023, formatted in inline XBRL: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: April 25, 2023		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: April 25, 2023		/s/ Kimberly C. Perry
	By:	Kimberly C. Perry,
Chief Financial Officer

Gold Resource Corporation