Form 10-Q
period 2023-09-30
GOLD RESOURCE CORP
filed 2023-11-07
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 88,694,038 shares of common stock outstanding as of November 2, 2023.

GOLD RESOURCE CORPORATION

FORM 10-Q

		Page
	Third Quarter 2023 Highlights	2

	Part I - FINANCIAL INFORMATION	3
Item 1.	Condensed Consolidated Interim Financial Statements and Notes	3
	➢ Condensed Consolidated Interim Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	3
	➢ Condensed Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited)	4
	➢ Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2023 and 2022 (unaudited)	5
	➢ Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	7
	➢ Notes to the Condensed Consolidated Interim Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51

	Part II - OTHER INFORMATION	51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
Signatures		53

Processing Plant at Night

Gold Resource Corporation

THIRD QUARTER 2023 HIGHLIGHTS

Highlights for the three months ended September 30, 2023 are summarized below and discussed further under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Don David Gold Mine

●	There were no lost time incidents during the quarter. The year-to-date Lost Time Injury Frequency Rate (“LTIFR”) safety record is 0.11, which is significantly lower than the Mexican average of 0.89 (in US equivalent). Safety at Gold Resource Corporation is paramount. Even with a good track record at the Don David Gold Mine (“DDGM”), the Company continues to strive each quarter for improved measures, awareness, and training.
●	In the third quarter of 2023, the Don David Gold Mine produced and sold a total of 6,532 gold equivalent (“AuEq”) ounces, comprised of 3,982 gold ounces and 208,905 silver ounces at an average sales price per ounce of $1,934 and $24, respectively.
●	The DDGM diamond drilling program continued as planned during the third quarter, using five drill rigs with encouraging results. Drilling continued to advance on two fronts: (1) Infill drilling designed to upgrade Inferred resources to the Indicated category; and (2) Expansion drilling with the objective of identifying additional Inferred resources via step-out drilling. The drilling during the third quarter was successful in testing the northern extensions of the Splay 31 and Marena North veins of the Arista system, as well as in expanding the Three Sisters and Gloria vein systems to the northwest and down-dip (Switchback system).

Back Forty Project

●	Optimization work related to the metallurgy and the economic model for the Back Forty Project in Michigan, USA was completed, and the Company released the Technical Report Summary for the Back Forty Project as Exhibit 96.1 to Form 8-K filed on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process.

Financial

●	The Company has $6.7 million in cash as of September 30, 2023, and zero debt.
●	Net loss was $7.3 million or $0.08 per share for the quarter, which was after a significant push on exploration development and underground drilling.
●	Working capital was $13.8 million as of September 30, 2023.
●	Total cash cost after co-product credits for the quarter was $1,839 per gold equivalent (“AuEq”) ounce and total all-in sustaining cost (“AISC”) after co-product credits for the quarter was $2,669 per AuEq ounce. The year-to-date total cash cost after co-product credits was $1,210, and the total AISC after co-product credits was $1,852. (See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures).

Gold Resource Corporation

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		September 30,	December 31,
	Note	2023	2022
ASSETS
Current assets:
Cash and cash equivalents		$6,706	$23,675
Accounts receivable, net		4,714	5,085
Inventories, net	4	10,442	13,500
Prepaid expenses and other current assets	6	7,038	3,839
Total current assets		28,900	46,099
Property, plant, and mine development, net	7	144,194	152,563
Deferred tax assets, net	5	11,589	5,927
Other non-current assets	8	5,009	5,509
Total assets		$189,692	$210,098
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$10,240	$13,329
Mining royalty taxes payable, net		1,015	3,945
Contingent consideration	12	2,209	2,211
Accrued expenses and other current liabilities	9	1,637	5,197
Total current liabilities		15,101	24,682
Reclamation and remediation liabilities	11	12,349	10,366
Gold and silver stream agreements liability	10	44,703	43,466
Deferred tax liabilities, net	5	14,269	15,151
Contingent consideration	12	2,138	2,179
Other non-current liabilities	9	1,618	2,490
Total liabilities		90,178	98,334
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,628,365 and 88,398,109 shares outstanding at September 30, 2023 and December 31, 2022, respectively		89	89
Additional paid-in capital		111,734	111,024
(Accumulated deficit) retained earnings		(5,254)	7,706
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		99,514	111,764
Total liabilities and shareholders' equity		$189,692	$210,098

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Note	2023	2022	2023	2022

Sales, net	3	$20,552	$23,869	$76,587	$106,350
Cost of sales:
Production costs		18,957	19,380	59,109	61,176
Depreciation and amortization		5,790	6,609	19,518	19,829
Reclamation and remediation		216	58	611	181
Total cost of sales		24,963	26,047	79,238	81,186
Mine gross (loss) profit		(4,411)	(2,178)	(2,651)	25,164
Costs and expenses:
General and administrative expenses		1,764	1,799	5,087	5,618
Mexico exploration expenses		1,540	1,143	3,974	3,190
Michigan Back Forty Project expenses		420	3,830	1,265	6,925
Stock-based compensation	16	(102)	450	502	1,617
Realized and unrealized (gain) loss on zinc zero cost collar	17	-	(218)	-	120
Other expense, net	18	1,967	765	4,147	1,817
Total costs and expenses		5,589	7,769	14,975	19,287
(Loss) income before income taxes		(10,000)	(9,947)	(17,626)	5,877
(Benefit) provision for income taxes	5	(2,659)	(217)	(4,666)	8,915
Net loss		$(7,341)	$(9,730)	$(12,960)	$(3,038)
Net loss per common share:
Basic and diluted net loss per common share	19	$(0.08)	$(0.11)	$(0.15)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	19	88,499,327	88,391,220	88,458,276	88,358,188

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended September 30, 2023 and 2022
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (accumulated deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, June 30, 2022	88,709,090	$89	$110,480	$22,488	$(5,884)	$(1,171)	$126,002
Stock-based compensation	-	-	285	-	-	-	285
Common stock issued for vested restricted stock units	41,666	-	-	-	-	-	-
Dividends declared (1)	-	-	-	(884)	-	-	(884)
Unclaimed shares related to the Aquila acquisition	(16,249)	-	(29)	-	-	-	(29)
Net loss	-	-	-	(9,730)	-	-	(9,730)
Balance, September 30, 2022	88,734,507	$89	$110,736	$11,874	$(5,884)	$(1,171)	$115,644

Balance, June 30, 2023	88,804,940	$89	$111,580	$2,087	$(5,884)	$(1,171)	$106,701
Stock-based compensation	-	-	105	-	-	-	105
Common stock issued for vested restricted stock units	41,668	-	-	-	-	-	-
Issuance of stock, net of issuance costs (2)	130,199	-	56	-	-	-	56
Surrender of stock for taxes due on vesting	(12,044)	-	(7)	-	-	-	(7)
Net loss	-	-	-	(7,341)	-	-	(7,341)
Balance, September 30, 2023	88,964,763	$89	$111,734	$(5,254)	$(5,884)	$(1,171)	$99,514

(1)	Cash dividends declared and paid per share was $0.01 for the three months ended September 30, 2022. On February 13, 2023, the Company announced the suspension of future quarterly dividends to protect our balance sheet and to focus capital resources on exploration and growth opportunities.
(2)	An aggregate of 130,199 shares of the Company’s common stock were sold through the At The Market Agreement (“ATM”) during the three months ended September 30, 2023, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $0.1 million. There were no ATM sales during the three months ended September 30, 2022. Please also see Note—13 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the nine months ended September 30, 2023 and 2022
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (accumulated deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2021	88,675,172	$89	$110,153	$17,563	$(5,884)	$(1,171)	$120,750
Stock-based compensation	-	-	952	-	-	-	952
Net stock options exercised	-	-	(331)	-	-	-	(331)
Common stock issued for vested restricted stock units	80,169	-	-	-	-	-	-
Dividends declared (1)	-	-	-	(2,651)	-	-	(2,651)
Unclaimed shares related to the Aquila acquisition	(16,249)	-	(29)	-	-	-	(29)
Surrender of stock for taxes due on vesting	(4,585)	-	(9)	-	-	-	(9)
Net loss	-	-	-	(3,038)	-	-	(3,038)
Balance, September 30, 2022	88,734,507	$89	$110,736	$11,874	$(5,884)	$(1,171)	$115,644

Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	672	-	-	-	672
Common stock issued for vested restricted stock units	130,238	-	-	-	-	-	-
Issuance of stock, net of issuance costs (2)	130,199	-	56	-	-	-	56
Surrender of stock for taxes due on vesting	(30,181)	-	(18)	-	-	-	(18)
Net loss	-	-	-	(12,960)	-	-	(12,960)
Balance, September 30, 2023	88,964,763	$89	$111,734	$(5,254)	$(5,884)	$(1,171)	$99,514

(1)	Cash dividends declared and paid per share were $0.03 for the nine months ended September 30, 2022. On February 13, 2023, the Company announced the suspension of future quarterly dividends to protect our balance sheet and to focus capital resources on exploration and growth opportunities.
(2)	An aggregate of 130,199 shares of the Company’s common stock were sold through the ATM Agreement during the nine months ended September 30, 2023, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $0.1 million. There were no ATM sales during the nine months ended September 30, 2022. Please also see Note—13 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the nine months ended September 30,
	Note	2023	2022
Cash flows from operating activities:
Net loss		$(12,960)	$(3,038)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit		(5,520)	(1,101)
Depreciation and amortization, including accretion in reclamation		19,586	19,936
Stock-based compensation		502	1,617
Other operating adjustments	21	1,210	(1,294)
Changes in operating assets and liabilities:
Accounts receivable		371	4,931
Inventories		1,580	(2,339)
Prepaid expenses and other current assets		300	(1,404)
Accounts payable and other accrued liabilities		(5,619)	(3,032)
Mining royalty and income taxes payable, net		(6,452)	(6,362)
Net cash (used in) provided by operating activities		(7,002)	7,914

Cash flows from investing activities:
Capital expenditures		(9,751)	(14,123)
Equity investment		-	(1,743)
Proceeds from the sale of gold and silver rounds		-	533
Net cash used in investing activities		(9,751)	(15,333)

Cash flows from financing activities:
Cash settlement of options exercise		-	(376)
Dividends paid		-	(2,651)
Proceeds from the ATM sales		56	-
Other financing activities		(23)	-
Net cash provided by (used in) financing activities		33	(3,027)
Effect of exchange rate changes on cash and cash equivalents		(249)	(735)

Net decrease in cash and cash equivalents		(16,969)	(11,181)
Cash and cash equivalents at beginning of period		23,675	33,712
Cash and cash equivalents at end of period		$6,706	$22,531

Supplemental Cash Flow Information
Income and mining taxes paid		$7,064	$16,411
Non-cash investing or financing activities
Balance of capital expenditures in accounts payable		$392	$877

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2023
(Unaudited)

1. Basis of Preparation of Financial Statements

The Condensed Consolidated Interim Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules. However, the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements do not necessarily indicate the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K (the “2022 Annual Report”). The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the 2022 Annual Report.

In connection with the preparation of the Company’s financial statements for the period ended September 30, 2023, the Company’s management identified an immaterial error in prior period financial statements, whereby deferred tax liabilities and deferred tax assets attributable to different tax-paying components of the entity or to different tax jurisdictions were incorrectly offset. The Company has corrected the consolidated balance sheets as of December 31, 2022, March 31, 2023, and June 30, 2023, for this immaterial error. The effects of these revisions are as follows:

Revision to the Consolidated Balance Sheet as of December 31, 2022 (unaudited):

	As filed as of		Revised as of
	December 31,	Adjustments	December 31,
	2022		2022
ASSETS
Current assets:
Total current assets	$46,099	$-	$46,099
Property, plant, and mine development, net	152,563	-	152,563
Deferred tax assets, net	-	5,927	5,927
Other non-current assets	5,509	-	5,509
Total assets	$204,171	$5,927	$210,098
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Total current liabilities	$24,682	$-	$24,682
Reclamation and remediation liabilities	10,366	-	10,366
Gold and silver stream agreements liability	43,466	-	43,466
Deferred tax liabilities, net	9,224	5,927	15,151
Contingent consideration	2,179	-	2,179
Other non-current liabilities	2,490	-	2,490
Total liabilities	92,407	5,927	98,334
Shareholders' equity:
Total shareholders' equity	111,764	-	111,764
Total liabilities and shareholders' equity	$204,171	$5,927	$210,098

Additionally, the Company revised Note 22 to reflect the impact of the above correction on the Company’s Oaxaca, Mexico segment.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Revision to the Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2023:

	As filed as of		Revised as of
	March 31,	Adjustments	March 31,
	2023		2023
Deferred tax assets, net	$-	$7,300	$7,300
Total assets	$195,201	$7,300	$202,501
Deferred tax liabilities, net	$7,719	$7,300	$15,019
Total liabilities	$84,210	$7,300	$91,510
Total liabilities and shareholders' equity	$195,201	$7,300	$202,501

Revision to the Condensed Consolidated Balance Sheet (unaudited) as of June 30, 2023:

	As filed as of		Revised as of
	June 30,	Adjustments	June 30,
	2023		2023
Deferred tax assets, net	$-	$9,951	$9,951
Total assets	$191,072	$9,951	$201,023
Deferred tax liabilities, net	$4,674	$9,951	$14,625
Total liabilities	$84,371	$9,951	$94,322
Total liabilities and shareholders' equity	$191,072	$9,951	$201,023

2. Recently Adopted Accounting Standards

Recent accounting pronouncements issued have been evaluated and do not presently impact our financial statements.

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Doré sales, net
Gold	$417	$1,517	$2,685	$5,245
Silver	19	46	120	123
Less: Refining charges	(3)	(18)	(45)	(35)
Total doré sales, net	433	1,545	2,760	5,333
Concentrate sales
Gold	7,273	7,592	25,844	35,983
Silver	4,900	4,266	18,082	15,497
Copper	2,049	2,164	7,792	8,969
Lead	2,060	2,075	7,807	9,670
Zinc	6,283	10,003	23,762	40,672
Less: Treatment and refining charges	(2,785)	(2,842)	(9,255)	(8,710)
Total concentrate sales, net	19,780	23,258	74,032	102,081
Realized (loss) gain - embedded derivative, net (1)	(633)	(1,212)	249	814
Unrealized gain (loss) - embedded derivative, net	972	278	(454)	(1,878)
Total sales, net	$20,552	$23,869	$76,587	$106,350
(1)	Copper, lead, and zinc are co-products. In the Realized (loss) gain - embedded derivative, net, there is $0.7 million loss and $0.4 million loss, respectively, related to these co-products for the three and nine months ended September 30, 2023. There is $0.9 million and $0.8 million gain,

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

respectively, in the Realized (loss) gain - embedded derivative, net, related to the co-products for the three and nine months ended September 30, 2022.

4. Inventories, net

At September 30, 2023 and December 31, 2022, inventories, net, consisted of the following:

	As of	As of
	September 30,	December 31,
	2023	2022
	(Unaudited)
	(in thousands)
Stockpiles - underground mine	$69	$597
Concentrates	2,301	3,271
Doré, net	366	653
Subtotal - product inventories	2,736	4,521
Materials and supplies (1)	7,706	8,979
Total	$10,442	$13,500
(1)	Net of reserve for obsolescence of $0.1 million both as of September 30, 2023 and December 31, 2022.

5. Income Taxes

The Company recorded an income tax benefit of $2.7 million and $4.7 million, respectively, for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company recorded an income tax benefit of $0.2 million and income tax expense of $8.9 million, respectively. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%, and a 5% withholding tax applies to dividends received from Mexico. Income in Mexico is taxed at 37.5% (30% income tax and 7.5% mining tax), and Canada’s income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. and Canadian jurisdictions do not currently generate taxable income. Please also see Note—23 Subsequent Events in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited).

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 0.5% on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax generally applies to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no Gold Resource Corporation deductions related to depreciable costs from operational fixed assets. However, prospecting and exploration expenses are amortized using a 10% rate in a 10-year straight line. Both duties are tax deductible for income tax purposes. As a result, our effective tax rate applicable to the Company’s Mexican operations is higher than Mexico’s statutory rate.

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. as dividends, which are subject to a 10% Mexico withholding tax, unless otherwise provided per a tax treaty. The current U.S.-Mexico tax treaty limits the dividend withholding tax between these countries to 5%, as long as specific requirements are met. Based on the Company’s understanding that it meets these requirements, the Company pays a 5% withholding tax on dividends paid from Mexico. The estimated annual effective tax rate reflects the impact of the planned annual dividends for 2023. As of September 30, 2023, the Company recorded a $0.1 million deferred tax liability related to the 5% withholding tax on funds available for transfer to the U.S. as dividends in the future are no longer deemed to be permanently reinvested in Mexico.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

If these funds are distributed to the U.S. from Mexico in the future, at that time, they will be subject to the 5% dividend withholding tax payment upon distribution.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $18 million) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of assessing this tax notification to better evaluate possible outcomes. Management believes the 2015 tax return was prepared correctly and that as of September 30, 2023, the Company has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At September 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

	(in thousands)
Advances to suppliers	$492	$867
Prepaid insurance	1,764	1,298
Prepaid income tax	3,693	432
Other current assets	1,089	1,242
Total	$7,038	$3,839

Prepaid income tax

Mexican tax statutes specify that the current year tax prepayments be calculated based on a coefficient for prior year earnings, regardless of current year results. However, starting in the third quarter, these same statutes allow companies to request a reduction of the coefficient, which adjusts for losses experienced in the current year. DDGM applied for this reduction, and when approved, the Company expects that no more tax prepayments will be required this year, and a tax refund of approximately $3 Million is expected next year after filing the 2023 tax return.

Other current assets

A value added (“IVA”) tax in Mexico is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of September 30, 2023, this resulted in an asset balance of $0.8 million, included in Other current assets.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

7. Property, Plant, and Mine Development, net

At September 30, 2023 and December 31, 2022, Property, Plant, and Mine Development, net consisted of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

	(in thousands)
Asset retirement costs	$7,449	$7,449
Construction-in-progress	440	351
Furniture and office equipment	1,782	1,732
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,126	2,327
Machinery and equipment	42,770	41,343
Mill facilities and infrastructure	36,394	35,917
Mine Development	113,519	105,263
Software and licenses	1,554	1,552
Subtotal (1)	294,610	284,510
Accumulated depreciation and amortization	(150,416)	(131,947)
Total	$144,194	$152,563

(1)	Includes accrued capital expenditures of $0.3 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively.

The Company recorded depreciation and amortization expense of $5.8 million and $19.5 million, respectively, for the three and nine months ended September 30, 2023, as compared to $6.6 million and $19.8 million, respectively, for the same periods ended September 30, 2022.

8. Other Non-current Assets

At September 30, 2023 and December 31, 2022, other non-current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

	(in thousands)
Investment in Maritime	$1,211	$1,559
Investment in Green Light Metals	3,608	3,611
Other non-current assets	190	339
Total	$5,009	$5,509

Investment in Maritime

On September 22, 2022, the Company invested Canadian Dollar (“C$”) 2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. The 47 million shares purchased represented 9.9% of the issued and outstanding shares of Maritime. As of September 30, 2023 and December 31, 2022, the fair value of the investment was $1.2 and $1.6 million, respectively.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Investment in Green Light Metals

A promissory note was acquired in the Aquila Resources Inc. (“Aquila”) acquisition on December 10, 2021. In October 2021, Aquila sold its Wisconsin assets to Green Light Metals in return for a C$4.9 million ($3.9 million) promissory note. In December 2022, an amended agreement was executed (1) amending the maturity date to December 28, 2022, (2) clarifying the definition of “qualified financing,” which set the value to C$0.40 per share for the common shares that were to be issued at maturity; and (3) adding a top-up provision that would result in additional common shares being issued to the Company if any Green Light Metals financing was raised at less than C$0.40 per share before March 31, 2023, essentially preventing dilution and ensuring that the total value of the Green Light Metals shares held by the Company at March 31, 2023 remains at C$4.9 million.

Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note. The shares received represented 28.5% ownership in Green Light Metals at the time. After this settlement and before March 31, 2023, additional financing was raised by Green Light Metals at C$0.40 per share. Therefore, the top-up provision was not triggered, and no additional shares were received. The Company’s ownership in Green Light Metals as of September 30, 2023 is approximately 28.0%. As of both September 30, 2023 and December 31, 2022, the fair value of this equity investment was $3.6 million.

9. Accrued Expenses and Other Liabilities

At September 30, 2023 and December 31, 2022, accrued expenses and other liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2023	2022

	(in thousands)
Accrued royalty payments	$771	$1,787
Share-based compensation liability - current	79	-
Employee profit sharing obligation	64	2,206
Other payables	723	1,204
Total accrued expenses and other current liabilities	$1,637	$5,197

Accrued non-current labor obligation	$1,221	$1,050
Share-based compensation liability	336	884
Other long-term liabilities	61	556
Total other non-current liabilities	$1,618	$2,490

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Gold and Silver Stream Agreements as of September 30, 2023 and December 31, 2022:

	As of	As of
	September 30,	December 31,
	2023	2022

	(in thousands)
Liability related to the Gold Stream Agreement	$20,951	$20,881
Liability related to the Silver Stream Agreement	23,752	22,585
Total liability	$44,703	$43,466

Periodic interest expense will be incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and a 6% discount rate. Interest expense is recorded to the Condensed Consolidated Interim Statements of Operations, and the gold and silver stream agreement liability is recorded in the Condensed Consolidated Interim Balance Sheet. These liabilities approximate fair value.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko Bermuda Limited (“OBL”), a wholly owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with Osisko, reducing the total committed amount to $50 million, and adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. The remaining deposits from OBL are $5 million upon receipt of permits required to develop and operate the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of September 30, 2023.

The $20 million received from OBL through September 30, 2023 is shown as a long-term liability on the Condensed Consolidated Interim Balance Sheet, along with an implied interest. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using the gold and silver metal prices as of September 30, 2023 and a discount rate of 6% (as supported in the Back Forty Project S-K 1300 Technical Report Summary). As the remaining $30 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Condensed Consolidated Interim Balance Sheet.

Per the terms of the gold stream agreement, OBL will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 ounces of gold (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, OBL will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied as a repayment of the deposit received from Osisko. (See Note 12—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.)

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as of September 30, 2023. There are no future deposits to receive under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of September 30, 2023.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied as a repayment of the deposit received from Osisko.

The $17.2 million received from OBL through September 30, 2023 is shown as a long-term liability on the Condensed Consolidated Interim Balance Sheet along with an implied interest. (See Note 12—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	2023	2022

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,949	$1,833
Foreign currency exchange loss	192	116
Reclamation liabilities – balance at end of period	2,141	1,949

Asset retirement obligation – balance at beginning of period (1)	8,417	1,279
Changes in estimate (1)	-	6,384
Liability for Aquila drillhole capping (2)	404	-
Accretion	547	668
Foreign currency exchange loss	840	86
Asset retirement obligation – balance at end of period	10,208	8,417
Total period end balance	$12,349	$10,366

(1)	In 2022, the Company updated its closure plan study, which resulted in a $6.4 million increase in the estimated liability and asset retirement costs. This increase is a result of formalizing a tailings storage facility closure plan, the addition of the dry stack facility and the filtration plant, and the increase of inflation in Mexico.
(2)	As of December 31, 2022, the Company reported the liability to remediate exploration drill holes at the Back Forty Project in Michigan, USA in other non-current liabilities. As of March 31, 2023, this liability was reclassified to non-current reclamation and remediation liabilities. Upon completion of the optimization work and the related mine closure plan, an asset for asset retirement obligation and corresponding liability for reclamation and remediation will be recorded.

The Company’s undiscounted reclamation liabilities of $2.1 million and $1.9 million as of September 30, 2023 and December 31, 2022, respectively, are related to the Don David Gold Mine in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our Property, Plant, and Mine Development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant, and Mine Development, post 2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of September 30, 2023 and December 31, 2022, the Company’s asset retirement obligation was $10.2 million and $8.4 million, respectively, primarily related to the Don David Gold Mine in Mexico.

For the Back Forty Project in the third quarter of 2023, the Company capped 26 drillholes as required by state law. The remaining 50 study holes are not expected to be capped in the next 12 months and are shown as long-term liability.

12. Commitments and Contingencies

Commitments

As of September 30, 2023 and December 31, 2022, the Company has equipment purchase commitments of approximately $1.7 million and $1.2 million, respectively.

Contingent Consideration

With the Aquila acquisition, the Company assumed a contingent consideration related to the December 30, 2013, Aquila acquisition of 100% of the shares of HudBay Michigan Inc. (“HMI”), a subsidiary of HudBay Minerals Inc. (“HudBay”), effectively giving Aquila 100% ownership in the Back Forty Project (the “HMI Acquisition”). Pursuant to the HMI Acquisition, HudBay’s 51% interest in the Back Forty Project was acquired in consideration for the issuance of common shares of Aquila, future milestone payments tied to the development of the Back Forty Project, and a 1% net

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

smelter return royalty on production from certain land parcels in the project. The issuance of shares and 1% net smelter obligations were settled before the Company acquired Aquila.

The contingent consideration is composed of the following in Canadian dollars:

The value of future installments is based on C$9 million tied to the development of the Back Forty project as follows:

a.	C$3 million payable on completion of any form of financing for purposes including the commencement of construction of the Back Forty Mine. Up to 50% of the C$3 million can be paid, at the Company’s option, in Gold Resource Corporation shares, with the balance payable in cash. (If, as of the tenth anniversary of the HMI acquisition by Aquila, this milestone has not been achieved or payment made, HudBay has the right to repurchase a 51% ownership in the Back Forty Project);
b.	C$2 million payable in cash 90 days after the commencement of commercial production;
c.	C$2 million payable in cash 270 days after the commencement of commercial production; and
d.	C$2 million payable in cash 450 days after the commencement of commercial production.

The value of the contingent consideration as of September 30, 2023 was $4.3 million, including $2.2 million in current liabilities and $2.1 million in non-current liabilities. As the Company has the option to pay the first milestone payment of C$3 million ($2.2 million) in 2023 in order to prevent the repurchase of 51% ownership by HMI, this portion is presented as a current liability, with $2.1 million remaining in long-term liability. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future changes in the value of the contingent consideration will be recognized in the Condensed Consolidated Interim Statements of Operations.

Other Contingencies

The Company has certain other contingencies resulting from litigation, claims, and other commitments and is subject to various environmental and safety laws and regulations incident to the ordinary course of business. The Company currently has no basis to conclude that any or all of such contingencies will materially affect its financial position, results of operations, or cash flows. However, in the future, there may be changes to these contingencies, or additional contingencies may occur, any of which might result in an accrual or a change in current accruals recorded by the Company. There can be no assurance that the ultimate disposition of contingencies will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

13. Shareholders’ Equity

The Company’s At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019 (the “ATM Agreement”), pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million, was renewed in June 2023. An aggregate of 130,199 shares of the Company’s common stock were sold through the ATM Agreement during both the three and nine months ended September 30, 2023, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $0.1 million. There were no ATM sales during the three and nine months ended September 30, 2022.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

No dividends were declared and paid in 2023. During the three and nine months ended September 30, 2022, the Company declared and paid dividends of $0.01 per common share and $0.03 per common share for an aggregate total of $0.9 million and $2.7 million, respectively.

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

The following table summarizes the Company’s unsettled sales contracts at September 30, 2023 with the quantities of metals under contract subject to final pricing expected to occur through December 2023:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	3,361	274,538	165	2,278	2,106
Average forward price (per ounce or tonne)	$1,934	23.63	8,256	2,138	2,445
Unsettled sales contracts value (in thousands)	$6,500	$6,487	$1,362	$4,870	$5,149	$24,368

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

The Company manages credit risk by selecting counterparties believed to be financially strong, by entering into netting arrangements with counterparties, and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits.

15. Employee Benefits

Effective October 2012, the Company adopted a profit-sharing plan (the “Plan”), which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan also allows eligible employees to make tax deferred contributions to a retirement trust account up to 90% of their qualified wages, subject to the IRS annual maximums.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

16. Stock-Based Compensation

The Company’s compensation program comprises three main elements: base salary, an annual short-term incentive plan (“STIP”) cash award, and long-term equity-based incentive compensation (“LTIP”) in the form of deferred stock units (“DSUs”), restricted stock units (“RSUs”), stock options, and performance share units (“PSUs”).

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, PSUs, and performance cash. Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the prior plan that is terminated, expired, forfeited, or canceled for any reason will be available for grant under the Incentive Plan.

DSUs of nil and 278,663, respectively, were granted to the Board of Directors during the three and nine months ended September 30, 2023. DSUs of nil and 214,357 were granted to the Board of Directors during the three and nine months ended September 30, 2022, respectively. DSUs are vested immediately and redeemable in cash or shares at the earliest of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of: (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to market each reporting period.

The Company may also issue DSUs for directors in lieu of board fees at their request. During the three and nine months ended September 30, 2023, respectively, 32,323 and 63,624 DSUs were granted in lieu of board fees that are also subject to mark-to-market adjustment. During the three and nine months ended September 30, 2022, respectively, there were 3,746 and 10,454 DSUs granted in lieu of board fees. Additionally, during the first quarter of 2023, executives were granted 212,407 DSUs in lieu of half of their STIP cash bonus for 2022.

During the three and nine months ended September 30, 2023, 49,589 and 373,489 DSUs were redeemed, respectively, for the cash value of $31 thousand and $0.3 million. There were no DSU redemptions during the same periods in 2022.

As of September 30, 2023 and 2022, the non-current liability balances related to DSUs were $0.2 million and $0.6 million, respectively. For the three and nine months ended September 30, 2023, the changes in liabilities related to DSUs resulted in $0.1 million and $20 thousand credit, respectively, to stock-based compensation expense. For the three and nine months ended September 30, 2022, the changes in liabilities related to DSUs resulted in $13 thousand and $0.4 million stock-based compensation expense, respectively.

RSUs of nil and 779,192 were granted during the three and nine months ended September 30, 2023, respectively. RSUs of nil and 611,681 were granted during the three and nine months ended September 30, 2022, respectively. During the three and nine months ended September 30, 2023, a total of 41,668 and 237,193 RSUs vested, respectively, for which 29,624 and 100,057 common shares were issued, respectively, with a fair value of $16,886 and $78,867, respectively. During the three and nine months ended September 30, 2023, a total of RSUs of 12,044 and 30,181, respectively, were withheld for taxes due to net settlement, and nil and 106,955 RSUs, respectively, were deferred. During the three and nine months ended September 30, 2022, a total of 41,666 and 119,467 RSUs vested, respectively, from which 41,666 and 80,169 RSUs were redeemed, respectively, issuing 41,666 and 75,584 common shares with a fair value of $74,165 and $138,101, respectively. During the three and nine months ended September 30, 2022, nil and 39,298 RSUs were deferred.

No stock options were granted nor exercised during the three and nine months ended September 30, 2023. Stock options of nil and 320,816 were granted during the three and nine months ended September 30, 2022, respectively. Stock options of nil and 355,000, respectively, were exercised during the three and nine months ended September 30, 2022. The exercises in 2022 were settled in cash.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PSUs of nil and 534,890, respectively, were granted during the three and nine months ended September 30, 2023. PSUs of nil and 695,041, respectively, were granted during the three and nine months ended September 30, 2022. PSUs cliff vest usually in three years based on the relative and absolute total shareholder return of a predetermined peer group and are expected to be settled in cash.

During the three and nine months ended September 30, 2023, there were 250,522 and 349,005 PSUs, respectively, forfeited due to employee terminations. There were no forfeitures during the same periods in 2022.

As of September 30, 2023 and 2022, the current liability balances related to PSUs were $0.1 million and nil, respectively, and the non-current liability balances related to PSUs were $0.1 million and $0.2 million, respectively.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Deferred stock units	(89)	13	(20)	383
Restricted stock units	95	161	422	465
Stock options	$10	$124	$250	$523
Performance stock units	(118)	152	(150)	246
Total	$(102)	$450	$502	$1,617

The Company’s STIP for its management team provides annual cash payable upon achievement of specified performance metrics. As of September 30, 2023, the Company accrued $1.0 million payable in cash related to the 2023 STIP program.

17. Zinc Zero Cost Collar

During the three and nine months ended September 30, 2023 and 2022, the realized and unrealized (gains) losses related to the Company’s zinc zero cost collar are the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Realized (gain) loss on zinc zero cost collar	$-	$(61)	$-	$2,396
Unrealized gain on zinc zero cost collar (1)	-	(157)	-	(2,276)
Total	$-	$(218)	$-	$120

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

18. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Unrealized currency exchange (gain) loss (1)	$260	$678	$599	$1,200
Realized currency exchange loss	(7)	(34)	302	125
Realized and unrealized loss (gain) from gold and silver rounds, net	2	9	(1)	(19)
Loss on disposal of fixed assets	-	-	12	-
Interest on streaming liabilities (2)	688	257	1,237	567
Severance (3)	664	-	1,541	-
Other expense (income)	360	(145)	457	(56)
Total	$1,967	$765	$4,147	$1,817

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 20—Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	Interest expense increased in the third quarter of 2023 due to updating the streaming models based on the Technical Report Summary (S-K 1300) filed for the Back Forty Project in October 2023.
(3)	This is due to an organized reduction of workforce and leadership change at DDGM in Mexico.

19. Net Loss per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 1.1 million shares of common stock at weighted average exercise price of $2.98 were outstanding as of September 30, 2023, but had no dilutive effect due to the net loss for the period. Options to purchase 2.1 million shares of common stock at a weighted average exercise price of $3.52 were outstanding as of September 30, 2022 but had no dilutive effect due to the net loss for the period.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss (in thousands)	$(7,341)	$(9,730)	$(12,960)	$(3,038)

Denominator:
Basic weighted average shares of common stock outstanding	88,499,327	88,391,220	88,458,276	88,358,188
Dilutive effect of share-based awards	-	-	-	-
Diluted weighted average common shares outstanding	88,499,327	88,391,220	88,458,276	88,358,188

Basic and diluted net loss per common share	$(0.08)	$(0.11)	$(0.15)	$(0.03)

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	As of	As of
	September 30,	December 31,	Input Hierarchy Level
	2023	2022

	(in thousands)
Cash and cash equivalents	$6,706	$23,675	Level 1
Accounts receivable, net	$4,714	$5,085	Level 2
Investment in equity securities-Maritime	$1,211	$1,559	Level 1
Investment in equity securities-Green Light Metals	$3,608	$3,611	Level 3

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, approximating fair value.

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

At September 30, 2023 and December 31, 2022, the Company had an unrealized gain of $0.1 million and an unrealized gain of $0.6 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments on the embedded derivatives. Please see Note 14—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Investment in equity securities—Maritime: On September 22, 2022, Gold Resource Corporation invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. (“Maritime”), ticker symbol MAE.V on TSX-V, in a private placement. The 47 million shares purchased represent less than 10% of the issued and outstanding shares of Maritime. As of September 30, 2023, the share price of Maritime was C$0.035, compared to C$0.045 as of December 31, 2022; therefore, an unrealized loss of $0.4 million was recorded, offset by a small foreign exchange gain.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note receivable from Green Light Metals. The shares received represented approximately 28.5% ownership at the time. Management chose to account for this investment using the fair value option; therefore, these securities are carried at fair value. As of September 30, 2023, the value of this equity investment was C$4.9 million ($3.6 million). The value of the issued shares was determined to be C$0.40 per share, which was based on the significant unobservable input of Green Light Metals recent equity transactions. For the nine months ended September 30, 2023, there have been no gains or losses on the value of the shares the Company received, other than some foreign exchange loss.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Interim Statements of Operations, as shown in the following table:

		For the three months ended September 30,		For the nine months ended September 30,		Statements of Operations Classification
		2023	2022	2023	2022

	Note	(in thousands)
Realized and unrealized derivative gain (loss), net	14	$339	$(934)	$(205)	$(1,064)	Sales, net
Realized gain (loss) on zinc zero cost collar	17	$-	$61	$-	$(2,396)	Realized and unrealized (gain) loss on zinc zero cost collar
Unrealized gain on zinc zero cost collar	17	$-	$157	$-	$2,276	Realized and unrealized (gain) loss on zinc zero cost collar

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2023
Realized gain (loss)	$10	$16	$(38)	$19	$(640)	$(633)
Unrealized (loss) gain	(40)	(34)	38	(129)	1,137	972
Total realized/unrealized derivatives, net	$(30)	$(18)	$-	$(110)	$497	$339

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2022
Realized loss	$(198)	$(141)	$(158)	$(88)	$(627)	$(1,212)
Unrealized (loss) gain	(95)	(81)	108	96	250	278
Total realized/unrealized derivatives, net	$(293)	$(222)	$(50)	$8	$(377)	$(934)

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2023
Realized gain (loss)	$251	361	8	167	(538)	$249
Unrealized (loss) gain	(121)	(339)	(18)	(139)	163	(454)
Total realized/unrealized derivatives, net	$130	$22	$(10)	$28	$(375)	$(205)

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2022
Realized (loss) gain	$(16)	$13	$(173)	$(32)	$1,022	$814
Unrealized (loss) gain	(96)	$30	$3	$(103)	$(1,712)	(1,878)
Total realized/unrealized derivatives, net	$(112)	$43	$(170)	$(135)	$(690)	$(1,064)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

21. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 consisted of the following:

	For the nine months ended September 30,
	2023	2022

	(in thousands)
Unrealized gain on gold and silver rounds	$(3)	$(54)
Unrealized foreign currency exchange loss	599	1,200
Unrealized gain on zinc zero cost collar	-	(2,276)
Other	614	(164)
Total other operating adjustments	$1,210	$(1,294)

22. Segment Reporting

As of September 30, 2023, the Company has organized its operations into three geographic regions: Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. Intercompany revenue and expense amounts have been eliminated within each segment in order to report the net income (loss) on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Condensed Consolidated Interim Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of September 30, 2023
Total current assets	$26,547	$130	$2,223	$28,900
Total non-current assets	66,199	93,224	1,369	160,792
Total assets	$92,746	$93,354	$3,592	$189,692
Total current liabilities	$11,042	2,520	1,539	$15,101
Total non-current liabilities	13,178	61,368	531	75,077
Total shareholders' equity	68,526	29,466	1,522	99,514
Total liabilities and shareholders' equity	$92,746	$93,354	$3,592	$189,692

As of December 31, 2022
Total current assets	$38,032	$272	$7,795	$46,099
Total non-current assets	69,269	92,927	1,803	163,999
Total assets	$107,301	$93,199	$9,598	$210,098
Total current liabilities	$20,035	$3,352	$1,295	$24,682
Total non-current liabilities	11,460	60,648	1,544	73,652
Total shareholders' equity	75,806	29,199	6,759	111,764
Total liabilities and shareholders' equity	$107,301	$93,199	$9,598	$210,098

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the nine months ended September 30, 2023
Sales, net	$76,587	$-	$-	$76,587
Total mine cost of sales, including depreciation	77,395	65	1,778	79,238
Exploration expense	3,974	1,265	-	5,239
Total other costs and expenses, including G&A	869	981	7,886	9,736
Income taxes benefit	(3,911)	(479)	(276)	(4,666)
Net loss	$(1,740)	$(1,832)	$(9,388)	$(12,960)

For the nine months ended September 30, 2022
Sales, net	$106,350	$-	$-	$106,350
Total mine cost of sales, including depreciation	81,105	54	27	81,186
Exploration expense	3,190	6,925	-	10,115
Total other costs and expenses, including G&A	1,019	787	7,366	9,172
Provision for income taxes	7,634	-	1,281	8,915
Net income (loss)	$13,402	$(7,766)	$(8,674)	$(3,038)

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the three months ended September 30, 2023
Sales, net	$20,552	$-	$-	$20,552
Total mine cost of sales, including depreciation	24,359	23	581	24,963
Exploration expense	1,540	420	-	1,960
Total other costs and expenses, including G&A	166	767	2,696	3,629
Income taxes benefit	(2,349)	(42)	(268)	(2,659)
Net loss	$(3,164)	$(1,168)	$(3,009)	$(7,341)

For the three months ended September 30, 2022
Sales, net	$23,869	$-	$-	$23,869
Total mine cost of sales, including depreciation	26,016	21	10	26,047
Exploration expense	1,143	3,830	-	4,973
Total other costs and expenses, including G&A	(105)	349	2,552	2,796
(Benefit) provision for income taxes	(1,235)	-	1,018	(217)
Net loss	$(1,950)	$(4,200)	$(3,580)	$(9,730)

.

23. Subsequent Events

Subsequent to the current quarter end, in October 2023, the Company received a notification from the Mexican Tax Administration Services with a sanction of 331 million pesos (approximately $18 million) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of assessing this tax notification to better evaluate possible outcomes. Management believes the 2015 tax return was prepared correctly. Please also see Note—5 Income Taxes in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited).

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) for the three and nine months ended September 30, 2023 and compares those results with the three and nine months ended September 30, 2022. It also analyzes the Company’s financial condition as of September 30, 2023, and compares it to the financial condition as of December 31, 2022. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes contained in the 2022 Annual Report.

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

Overview

Gold Resource Corporation is a mining company that pursues gold, silver, and other metal projects that are expected to achieve both low operating costs and high returns on capital. The Don David Gold Mine is our cornerstone asset comprised of six properties. The Company’s focus is to unlock the significant upside potential of this asset through optimization of the current operations, growing the existing resource by investing in exploration drilling, and identifying new opportunities near existing infrastructure. The primary mineral production comes from the Arista underground mine. This mine supplies ore to our processing facilities to produce gold and silver doré and copper, lead, and zinc concentrates that also contain gold and silver.

The Back Forty Project, when developed, is expected to produce gold and silver doré and copper and zinc concentrates bearing gold and silver. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023 and the Company filed the Back Forty Project Technical Report Summary (S-K 1300) on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate options in order to develop the Back Forty Project.

Review of Strategic Alternatives

Notwithstanding the technical successes noted above, in light of the continued challenges facing the Company, the Company’s Board of Directors has decided to initiate a formal review process, with the assistance of outside financial and legal advisors, to evaluate strategic alternatives for the Company. The comprehensive process will begin immediately and will evaluate a broad range of options to maximize shareholder value, including a potential sale of the Company.

There is no deadline or definitive timetable for completion of the strategic alternatives review process and there can be no assurance regarding the results or outcome of this review. The Company does not intend to comment further on this strategic review process until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Removing Loose Rock

DDGM has focused on safety, efficiency, and cost-saving initiatives, while emphasizing strong leadership and collaboration. The safety efforts have resulted in zero lost time injuries for the quarter and a significantly lower Lost Time Injury Frequency Rate of 0.11 compared to Cámara Minera de México’s average of 0.89. Leadership training programs have been successfully implemented, empowering leaders to enhance team productivity and safety. Union leaders and contractors have actively participated in safety programs, fostering a cooperative work community.

While production maintained tonnage levels similar to the first quarter, a significant portion of the material came from lower levels with a decreased Net Smelter Return. Mining these sections was necessary to integrate transverse long-hole stoping in the fourth quarter, which is expected to impact mining costs positively.

To ensure long-term sustainability and profitability, DDGM has implemented cost-saving measures, including a 10% reduction in headcount, minimizing crusher usage during peak hours, improving mining cycle efficiencies, and enhancing drilling and bolting processes. These measures optimize operations without compromising safety or productivity.

Lastly, DDGM's persistent commitment to safety, efficiency, leadership development, collaboration with unions and contractors, and cost-saving initiatives positions the company for continued success. The company remains dedicated to delivering value to shareholders, while maintaining responsible and sustainable mining practices.

2023 DDGM Exploration Update

Our portfolio of properties that make up the Don David Gold Mine are located along a 55-kilometer trend of the San Jose structural corridor in the Sierra Madre Sur mountain range. This northwest trending structural corridor spans three historic mining districts within the state of Oaxaca. Regional surface exploration activity continues on several properties with a goal of defining additional priority drill targets, demonstrating our commitment to long-term investment in Oaxaca, Mexico.

Underground exploration (expansion) and underground infill drilling continued during the third quarter of 2023, where access is available, using five diamond-drill rigs from various locations within the Arista mine. Expansion drilling was conducted to (1) further test the Three Sisters and Gloria vein systems, as well as other newly identified vein targets in the Arista North vein system including the Splay 31 and Marena North veins, and (2) infill drilling in the central-north Switchback deposit and in the Three Sisters and Gloria vein systems to further define and expand Mineral Reserves and Mineral Resources in these areas.

The underground drill program continues to advance our 2023 exploration objectives of identifying new mineralization and defining and upgrading additional mineral resources that were identified during the previous drilling campaign. These recent drill results will be incorporated into a 2023 resource estimate update. Preliminary calculations show a positive increase in tonnage with higher grades in both the Arista and Switchback vein deposits, along with an increase to the inferred resources of the Gloria and Three Sisters vein systems.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter of 2023, eight exploration drill holes were completed, for a total of 3,343 meters, while 54 infill drill holes were completed for 9,374 meters. The positive results from the ongoing exploration drilling campaign have validated the additional investment of capital in exploration during 2023 and have further bolstered the area’s potential for future mineral exploration.

Exploration drilling in the third quarter of 2023 continued to target the following zones at the Arista mine:

o	The northwest extension of the Switchback system at depth and along strike, where we have confirmed the continuation of the system, which now extends for over 1,100 meters along a northeast-southwest strike, remaining open in both directions as well as up- and down-dip.
o	The Three Sisters vein system, in conjunction with the recently discovered Gloria vein system, continued to be drill targeted in the third quarter of 2023. The Three Sisters and Gloria vein systems have now been defined over a strike length of more than 700 meters, with both systems remaining open along a northwest-southeast strike and at depth.
o	Exploration drilling got underway during the third quarter to test the northwest extension of the Arista vein system, targeting the Splay 31 and Marena North veins in particular. This drilling occurs approximately 100 meters northwest of the historic Arista mine working limits. Vein intercepts drilled during the third quarter show visual mineralized continuity (along strike and at depth) in the projections of the northwest trending Arista veins (i.e., Splay 31, Marena North) northwest of areas previously modeled and outside the current resource shell. The projected intersection of the western terminus of the Gloria vein with the northwest trending Arista vein system is becoming an increasingly exciting future exploration target at DDGM.
o	In the third quarter of 2023, infill drilling was focused on Levels 27 and 28 in the central and north Switchback vein system. This drilling successfully confirmed the continuity and economic viability of the Susana North, Soledad North, Salamanca, and Sagrario veins along strike to the northwest and down-dip of the current Switchback deposit and outside current resource shells. Additionally, infill drilling began late in the third quarter on the Three Sisters vein system and the Splay 31 vein of the North Arista vein system, with the aim of upgrading inferred resources to the indicated category. Due to their proximity to existing mine infrastructure, these areas will provide efficient and quick access to near-term mine production opportunities.

Hole No. 523080: Marena North vein (386.91 – 395.09 m; 8.18 m) from Arista North system expansion drilling Q3 2023

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regional exploration during the third quarter of 2023 continued to focus on evaluating and prioritizing advanced stage projects located along the 55-kilometer trend in the San Jose structural corridor. These projects include Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali, all situated within the 55.1 square kilometers of concession holdings controlled by the Don David Gold Mine. Additionally, other prospects in the vicinity of the Arista mine are being re-evaluated for near-term potential, with the goal of defining additional priority drill targets. A regional geologic map to outline of the DDGM concession holdings with the advanced stage project locations is provided below.

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
12
Kilometers

Regional Geologic Map Showing Advanced Stage Exploration Project Locations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Mine activities during the third quarter of 2023 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Arista Mine
Milled
Tonnes Milled	116,626	110,682	346,857	375,367
Grade
Average Gold Grade (g/t)	1.52	1.98	1.82	2.57
Average Silver Grade (g/t)	73	80	85	75
Average Copper Grade (%)	0.32	0.37	0.35	0.37
Average Lead Grade (%)	1.29	1.59	1.56	1.86
Average Zinc Grade (%)	3.24	4.21	3.61	4.38
Recoveries
Average Gold Recovery (%)	77.9	82.9	79.7	84.3
Average Silver Recovery (%)	89.7	91.3	91.0	92.7
Average Copper Recovery (%)	74.5	72.8	77.0	75.0
Average Lead Recovery (%)	69.5	71.0	74.1	76.3
Average Zinc Recovery (%)	85.2	83.7	84.8	83.5
Combined
Tonnes Milled (1)	116,626	110,682	347,917	376,625
Tonnes Milled per Day (2)	1,557	1,361	1,455	1,492
Metal production (3)
Gold (ozs.)	4,443	5,851	16,251	26,355
Silver (ozs.)	247,159	261,256	859,651	842,636
Copper (tonnes)	276	296	946	1,030
Lead (tonnes)	1,048	1,249	3,996	5,342
Zinc (tonnes)	3,223	3,901	10,629	13,745
Metal produced and sold (3)
Gold (ozs.)	3,982	5,478	14,777	22,605
Silver (ozs.)	208,905	225,012	777,977	722,041
Copper (tonnes)	245	282	904	976
Lead (tonnes)	947	1,056	3,681	4,450
Zinc (tonnes)	2,571	2,943	8,772	10,892
Percentage payable metal (3)
Gold (%)	90	94	91	86
Silver (%)	85	86	90	86
Copper (%)	89	95	96	95
Lead (%)	90	85	92	83
Zinc (%)	80	75	83	79
(1)	During the first and second quarter of 2022 and during the first quarter of 2023, tonnes milled includes 1,043, 215, and 1,060 purchased tonnes, respectively, related to a collaborative initiative with a local community to ensure the proper environmental treatment and storage of the material.
(2)	Based on actual days the mill operated during the period.
(3)	The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amounts of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third quarter 2023 compared to third quarter 2022

Production

During the three months ended September 30, 2023, total tonnes milled of 116,626 were 5% higher than in the same period in 2022. Metal production for gold, silver, copper, lead, and zinc decreased by 24%, 5%, 7%, 16%, and 17%, respectively, during the three months ended September 30, 2023 as compared to the same period last year as a result of the lower tonnes processed and lower metal grades as expected and in line with the 2023 mine plan.

Grades & Recoveries

During the three months ended September 30, 2023, all of the ore processed came from the Arista underground mine with an average gold grade of 1.52 g/t and silver grade of 73 g/t, compared to 1.98 g/t and 80 g/t, respectively, for the same period in 2022. In 2023, the average gold and silver grades were 23% and 9% lower, respectively. As shown in the Technical Report Summary for DDGM incorporated by reference in the 2022 Annual Report (the “Technical Report Summary”), grades are expected to decline in 2023 in line with the life of mine average shown in the estimates of mineral reserves (as defined by subpart 1300 of Regulation S-K, “Mineral Reserve”) and mineral resources (as defined by subpart 1300 of Regulation S-K, “Mineral Resource”) tables contained therein (the “Mineral Reserve and Mineral Resource Tables”). As grades decline, recoveries are expected to decline as well. Our base metals average grades during the three months ended September 30, 2023 were 0.32% for copper, 1.29% for lead, and 3.24% for zinc. Copper, lead, and zinc grades were 14%, 19%, and 23% lower, respectively, than in the same period in 2022.

Gold and silver recoveries for the three months ended September 30, 2023 were 77.9% and 89.7%, respectively, reflecting a 6% decrease for gold and a 2% decrease for silver over the same period in 2022. The mineralization in the third quarter of 2023 was different from the same period in 2022, containing high quartz. Quartz has an adverse effect on the floatation. Some of the gold is encapsulated in the quartz and is lost due to the fact it cannot be recovered in the flotation circuit. Copper, lead, and zinc recoveries for the three months ended September 30, 2023 were 74.5%, 69.5%, and 85.2%, respectively. While recoveries for the three months ended September 30, 2023 for both copper and zinc increased by 2%, recoveries for lead decreased by 2% compared to the same period in 2022. As shown in the Technical Report Summary incorporated by reference in the 2022 Annual Report, future recoveries and grades are expected to align with the life of mine average shown in the Mineral Reserve and Mineral Resource Tables.

Year-to-date 2023 compared to year-to-date 2022

Production

During the nine months ended September 30, 2023, total tonnes milled of 346,857 were 8% lower than during the same period in 2022. Metal production for gold, copper, lead, and zinc decreased by 38%, 8%, 25%, and 23%, respectively, during the nine months ended September 30, 2023 as compared to the same period last year, as a result of the lower tonnes processed and lower metal grades as expected and in line with the 2023 mine plan. Metal production for silver increased by 2% during the nine months ended September 30, 2023 as compared to the same period last year due to higher silver grades.

Grades & Recoveries

During the nine months ended September 30, 2023, the majority of ore processed came from the Arista underground mine with an average gold grade of 1.82 g/t and silver grade of 85 g/t, compared to 2.57 g/t and 75 g/t, respectively, for the same period in 2022. The average gold grade was 29% lower, and the average silver grade was 13% higher in 2023. As shown in the Technical Report Summary incorporated by reference in the 2022 Annual Report, grades are expected to decline in 2023 in line with the life of mine average shown in the Mineral Reserve and Mineral Resource Tables. As grades decline, recoveries are expected to decline as well. Our base metals average grades during the nine months ended September 30, 2023 were 0.35% for copper, 1.56% for lead, and 3.61% for zinc. Copper, lead, and zinc grades were 5%, 16%, and 18% lower, respectively, than in the same period in 2022.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold and silver recoveries for the nine months ended September 30, 2023 were 79.7% and 91.0%, respectively, reflecting a 5% decrease for gold and a 2% decrease for silver over the same period in 2022. In 2023, we encountered different mineralization, containing zones of high quartz. Quartz has an adverse effect on the floatation. Some of the gold is encapsulated in the quartz and is lost due to the fact it cannot be recovered in the flotation circuit. Copper, lead, and zinc recoveries for the nine months ended September 30, 2023 were 77.0%, 74.1%, and 84.8%, respectively. While recoveries for copper and zinc for the nine months ended September 30, 2023 increased by 3% and 2%, respectively, recoveries for lead decreased by 3% compared to the same period in 2022. As shown in the Technical Report Summary incorporated by reference in the 2022 Annual Report, future recoveries and grades are expected to align with the life of mine average shown in the Mineral Reserve and Mineral Resource Tables.

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net sales
Gold	$7,690	$9,109	$28,529	$41,228
Silver	4,919	4,312	18,202	15,620
Copper	2,049	2,164	7,792	8,969
Lead	2,060	2,075	7,807	9,670
Zinc	6,283	10,003	23,762	40,672
Less: Treatment and refining charges	(2,788)	(2,860)	(9,300)	(8,745)
Realized and unrealized gain (loss) - embedded derivative, net	339	(934)	(205)	(1,064)
Total sales, net	$20,552	$23,869	$76,587	$106,350
Metal produced and sold
Gold (ozs.)	3,982	5,478	14,777	22,605
Silver (ozs.)	208,905	225,012	777,977	722,041
Copper (tonnes)	245	282	904	976
Lead (tonnes)	947	1,056	3,681	4,450
Zinc (tonnes)	2,571	2,943	8,772	10,892
Average metal prices realized (1)
Gold ($ per oz.)	$1,934	$1,627	$1,948	$1,823
Silver ($ per oz.)	$23.61	$18.54	$23.86	$21.65
Copper ($ per tonne)	$8,185	$7,115	$8,624	$9,015
Lead ($ per tonne)	$2,196	$1,882	$2,166	$2,166
Zinc ($ per tonne)	$2,195	$3,186	$2,648	$3,828
Gold equivalent ounces sold
Gold Ounces	3,982	5,478	14,777	22,605
Gold Equivalent Ounces from Silver	2,550	2,564	9,529	8,575
Total AuEq oz	6,532	8,042	24,306	31,180
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third quarter 2023 compared to third quarter 2022

The key drivers of the production and financial results for the third quarter of 2023, as compared to the third quarter of 2022, relate to the higher tonnes mined and changes in metal grades. These results align with the 2023 mine plan and were considered in the 2023 guidance disclosed in the 2022 Annual Report. Financial results have also been impacted unfavorably by the strengthening Mexican peso and the lower zinc price realized in 2023.

Metal Sold

During the three months ended September 30, 2023, gold sales of 3,982 ounces, silver sales of 208,905 ounces, copper sales of 245 tonnes, lead sales of 947 tonnes, and zinc sales of 2,571 tonnes decreased by 27%, 7%, 13%, 10% and 13% respectively, as compared to the same period in 2022.

Average metal prices realized

During the three months ended September 30, 2023, the average metal prices were $1,934 per ounce for gold, $23.61 per ounce for silver, $8,185 per tonne for copper, $2,196 per tonne for lead, and $2,195 per tonne for zinc. Compared to the same period in 2022, the average metal price for gold, silver, copper, and lead increased by 19%, 27%, 15%, and 17%, respectively, while the average metal price zinc decreased 31%.

Year-to-date 2023 compared to year-to-date 2022

Key drivers in the production and financial results for the nine months ended September 30, 2023, as compared to the same period in 2022, relate to the lower tonnes mined and changes in metal grades. These results align with the 2023 mine plan and were considered in the 2023 guidance disclosed in the 2022 Annual Report. Financial results have also been impacted unfavorably by the strengthening Mexican peso and the lower zinc price realized in 2023.

Metal Sold

During the nine months ended September 30, 2023, gold sales of 14,777 ounces, copper sales of 904 tonnes, lead sales of 3,681 tonnes, and zinc sales of 8,772 tonnes decreased by 35%, 7%, 17%, and 19%, respectively, as compared to the same period in 2022. Silver sales of 777,977 ounces increased by 8% during the nine months ended September 30, 2023 compared to the same period in 2022.

Average metal prices realized

During the nine months ended September 30, 2023, the average metal prices were $1,948 per ounce for gold, $23.86 per ounce for silver, $8,624 per tonne for copper, $2,166 per tonne for lead, and $2,648 per tonne for zinc. Compared to the same period in 2022, the average metal price for gold and silver increased by 7% and 10%, respectively, while the average metal price for copper and zinc decreased by 4% and 31%, respectively. The average price for lead was the same as in the comparable period in 2022.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Doré and concentrate sales	$23,001	$27,663	$86,092	$116,159
Less: Treatment and refining charges	(2,788)	(2,860)	(9,300)	(8,745)
Realized/unrealized derivatives, net	339	(934)	(205)	(1,064)
Sales, net	20,552	23,869	76,587	106,350
Total cost of sales	24,963	26,047	79,238	81,186
Mine gross (loss) profit	(4,411)	(2,178)	(2,651)	25,164
Other costs and expenses, including tax:	2,930	7,552	10,309	28,202
Net loss	$(7,341)	$(9,730)	$(12,960)	$(3,038)

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$1,839	$1,103	$1,210	$314
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$2,669	$1,838	$1,852	$944
Total all-in cost after co-product credits per AuEq oz sold (1)	$3,001	$2,457	$2,082	$1,329

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures”.

Third quarter 2023 compared to third quarter 2022

Sales, net

Net sales of $20.6 million for DDGM for the three months ended September 30, 2023 decreased by $3.3 million, or 14%, compared to the same period in 2022. The decrease in 2023 net sales is the result of decreased sales volumes and lower realized metal prices for zinc, as outlined in the sales statistics table above. Additionally, treatment and refining charges during the three months ended September 30, 2023 decreased by 3% as a result of the decline in third quarter 2023 production as compared to third quarter 2022 production.

Total cost of sales

Total cost of sales of $25.0 million for the three months ended September 30, 2023 decreased by 4% from $26.0 million for the same period in 2022. The $1.0 million decrease was primarily related to a $0.4 million decrease in production cost and a $0.8 million decrease in depreciation expense. Production costs of $19.0 million for the three months ended September 30, 2023 are 2% lower than the production costs of $19.4 million for the same period in 2022. Although the cost of sales and production costs were lower during the third quarter of 2023 compared to the same period in 2023, the cost of sales as a percentage of revenue was 12% higher because the increased power rates and the strengthening of the peso negatively impacted production costs.

Mine gross (loss) profit

For the three months ended September 30, 2023, the Company had a mine gross loss of $4.4 million. Mine gross loss increased by $2.2 million, or 103%, compared to the same period in 2022. The increase in loss was primarily due to a $3.3 million, or 14% decrease in net sales, offset by a $0.4 million, or 2% decrease in production costs and a $0.8 million, or 12% decrease in depreciation and amortization expenses.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors,

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

such as the grade of ore processed, metal commodity prices, and operating costs have a significant impact on mine gross profit. For example, in the third quarter of 2023, the tonnes of ore processed increased by 5%, but the total cost of sales only decreased by 4% compared to the third quarter of 2022 due to a 9% lower cost per tonne processed; however, sales decreased by 14%.

We expect grades to vary from period to period based on the annual mine plan. The gold grades are expected to trend downwards over time, toward the average grade of 1.14 g/t (exclusive of silver, copper, lead, and zinc contained grades), reflected in our mineral reserve estimate. However, as mine development progresses and infill drilling occurs, opportunities to refine mining methods and reduce dilution may have a favorable impact on future mined grades.

Net (loss) income

For the three months ended September 30, 2023, we recorded a net loss of $7.3 million, compared to a net loss of $9.7 million during the same period in 2022. The $2.4 million decrease in net loss is mainly attributable to the higher tax benefit in the third quarter of 2023.

Year-to-date 2023 compared to year-to-date 2022

Sales, net

Net sales of $76.6 million for DDGM for the nine months ended September 30, 2023 decreased by $29.8 million, or 28%, compared to the same period in 2022. The decrease in 2023 sales is the result of decreased sales volumes outlined in the sales statistics table above. Additionally, treatment and refining charges during the nine months ended September 30, 2023 increased by 6% due to an increase in the zinc treatment charge benchmark and spot price.

Total cost of sales

Total cost of sales decreased by 2% to $79.2 million for the nine months ended September 30, 2023 from $81.2 million for the same period in 2022. The $2.0 million decrease was primarily related to a $2.1 million decrease in production cost, offset by higher reclamation and remediation expenses. Production costs of $59.1 million for the nine months ended September 30, 2023 are 3% lower than the production costs of $61.2 million for the same period in 2022. The decrease is directly related to an 8% decrease in ore tonnes processed. Although the cost of sales and production costs were lower during the nine months ended September 30, 2023 compared to the same period in 2022, the cost of sales as a percentage of revenue was 27% higher because of the increased power rates and the strengthening of the peso negatively impacted production costs.

Mine gross (loss) profit

For the nine months ended September 30, 2023, mine gross profit decreased $27.8 million, or 111% compared to the same period in 2022, from a mining gross profit of $25.2 million in 2022 to a mining gross loss of $2.7 million in 2023. The decrease was primarily due to a $29.8 million, or 28% decrease in net sales, offset by a $2.1 million, or 3% decrease in production costs.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors, such as the grade of ore processed, metal commodity prices, and operating costs have a significant impact on mine gross profit. For example, for the nine months ended September 30, 2023, the volume of ore processed decreased by 8%, but the total cost of sales decreased only by 2% compared to the same period in 2022 due to a 6% higher cost per tonne processed; however, sales decreased by 28% due to a decrease in ore tonnes processed and a decrease in grade of ore tonnes processed for gold and base metals. The decrease in sales is explained by the decrease in volumes as well as the decrease in grades for gold and base metals in 2023, and the decrease in operating costs is primarily explained by the decrease in production costs and depreciation.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

We expect grades to vary from period to period based on the annual mine plan. The gold grades are expected to trend downwards over time, toward the average grade of 1.14 g/t (exclusive of silver, copper, lead, and zinc contained grades), reflected in our mineral reserve estimate. However, as capital intensive mine development progresses and infill drilling occurs, opportunities to refine mining methods and eliminate dilution may have a favorable impact on future mined grades.

Net (loss) income

For the nine months ended September 30, 2023, we recorded a net loss of $13.0 million, as compared to a net loss of $3.0 million during the same period in 2022. The $10.0 million increase in net loss is mainly attributable to the mine gross loss discussed above.

Other Costs and Expenses, Including Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	$1,764	$1,799	$5,087	$5,618
Mexico exploration expenses	1,540	1,143	3,974	3,190
Michigan Back Forty Project expenses	420	3,830	1,265	6,925
Stock-based compensation	(102)	450	502	1,617
Realized and unrealized (gain) loss on zinc zero cost collar	-	(218)	-	120
Other expense, net	1,967	765	4,147	1,817
Total other costs and expenses	5,589	7,769	14,975	19,287
(Benefit) provision for income taxes	(2,659)	(217)	(4,666)	8,915
Total other costs, including taxes	$2,930	$7,552	$10,309	$28,202

Third quarter 2023 compared to third quarter 2022

General and administrative expenses: For both the three months ended September 30, 2023 and 2022, general and administrative expenses were $1.8 million.

DDGM Exploration expenses: For the three months ended September 30, 2023, exploration expenses in DDGM totaled $1.5 million, compared to $1.1 million for the same period in 2022. Exploration activities in Oaxaca, Mexico, increased compared to the same period in 2022 primarily due to increased exploration drilling activity and increased contract drilling rates in 2023.

Back Forty Project expenses: For the three months ended September 30, 2023, costs for the optimization work totaled $0.4 million, compared to $3.8 million for the same period in 2022. The 89% decrease is due to the completion of the optimization work in the third quarter of 2023 and utilizing third parties only on a limited basis until after the completion of the capital cost analysis for the project.

Stock-based compensation: Stock-based compensation decreased by $0.5 million for the three months ended September 30, 2023 compared to the same period in 2022. This decrease is mainly due to the downward mark-to-market adjustment in the liability-classified share-based awards due to a decrease in share price.

Realized and unrealized loss on zinc zero cost collar: As of December 31, 2022, the Company’s hedge program concluded; therefore, no gains or losses were recorded in 2023. For the three months ended September 30, 2022, a $0.2 million gain was recorded related to the zinc zero cost collar, consisting of a realized gain of $0.1 million and an unrealized gain of $0.1 million.

Other expense, net: For the three months ended September 30, 2023, $2.0 million of other expense was recorded compared to $0.8 million in other expense during the same period of 2022. The $1.2 million increase primarily is the result

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

of the $0.7 million severance expense due to the reduction of workforce and changes in the leadership team at DDGM in Mexico. Please see Note 18 - Other expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for a detailed breakdown.

Provision for income taxes: For the three months ended September 30, 2023, income tax benefit was $2.7 million, compared to $0.2 million income tax benefit for the same period in 2022. The increase in income tax benefit for the three months ended September 30, 2023 is due to the 2023 third quarter loss primarily occurring in Mexico whereas the 2022 third quarter loss occurred primarily in USA subject to a full valuation allowance.

Year-to-date 2023 compared to year-to-date 2022

General and administrative expenses: For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $5.1 million and $5.6 million, respectively, representing a 9% decrease from the same period of 2022 primarily due to the impact of increased audit fees and consulting services in the second quarter of 2022, related to finalizing the Aquila acquisition and the allocation of $1.7 million corporate personnel costs for management and technical services specifically related to DDGM from general and administrative expenses to production costs for the Mexican operations.

DDGM Exploration expenses: For the nine months ended September 30, 2023, exploration expenses in DDGM totaled $4.0 million, compared to $3.2 million for the same period in 2022. Exploration activities in Oaxaca, Mexico, increased compared to the same period in 2022 primarily due to increased drilling activity and increased contract drilling rates in 2023.

Back Forty Project expenses: For the nine months ended September 30, 2023, costs for the optimization work totaled $1.3 million, compared to $6.9 million for the same period in 2022. The 82% decrease is due to the completion of the optimization work in the third quarter of 2023 and utilizing third parties only on a limited basis until after the completion of the capital cost analysis for the project.

Stock-based compensation: Stock-based compensation decreased by $1.1 million for the nine months ended September 30, 2023 compared to the same period in 2022. This decrease is mainly due to the downward mark-to-market adjustment in the liability-classified share-based awards due to a decrease in share price.

Realized and unrealized loss on zinc zero cost collar: As of December 31, 2022, the Company’s hedge program concluded; therefore, no gains or losses were recorded in 2023. For the nine months ended September 30, 2022, a $0.1 million loss was recorded related to the zinc zero cost collar. The year-to-date loss of $0.1 million is the result of the year-to-date realized loss of $2.4 million offset by the $2.3 million unrealized gain related to the zero cost collars that matured from October through December 2022.

Other expense, net: For the nine months ended September 30, 2023, $4.1 million of other expense was recorded compared to $1.8 million other expense during the same period of 2022. The $2.3 million increase primarily is the result of the $1.5 million severance expense due to the reduction of workforce and change in the leadership team at DDGM in Mexico. Please see Note 18 - Other expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for a detailed breakdown.

Provision for income taxes: For the nine months ended September 30, 2023, income tax benefit was $4.7 million, compared to $8.9 million income tax expense for the same period in 2022. The decrease in income tax expense for the nine months ended September 30, 2023 is driven by the decrease in the nine-month net income before income taxes.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Non-GAAP Financial Measures

Third quarter 2023 compared to third quarter 2022

Total cash cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2023, the total cash cost after co-product credits per AuEq oz sold is $1,839 compared to $1,103 for the same period in 2022. The increase is due to the lower amount of co-product credits we received during the third quarter of 2023, and the 19% decrease in the total number of AuEq ounces sold, offset by a 3% decrease in treatment and refining charges as a result of the decline in third quarter 2023 production as compared to third quarter 2022 production. Although production costs were lower in the third quarter of 2023 compared to the same period last year, the strengthening peso and increased energy costs negatively impacted production costs and, therefore, the cost per tonne processed and the total cash cost after co-product credits per AuEq oz sold.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2023, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $2,669 compared to $1,838 for the same period in 2022. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2023, the total all-in cost after co-product credits per AuEq oz sold was $3,001 compared to $2,457 for the same period in 2022. The increase is due to the higher all-in sustaining costs discussed above and lower exploration expense related to advancing the Back Forty optimization work and permitting activities.

Year-to-date 2023 compared to year-to-date 2022

Total cash cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2023, the total cash cost after co-product credits per AuEq oz sold was $1,210 compared to $368 for the same period in 2022. The increase is due to the lower amount of co-product credits we received during the nine months ended September 30, 2023, the 22% decrease in total number of AuEq ounces sold, and the 6% increase in treatment and refining charges as a result of an increase in the zinc treatment charge benchmark and spot price. Although production costs were lower for the nine months ended September 30, 2023 compared to the same period last year, the strengthening peso and increased energy costs negatively impacted production costs and, therefore, the cost per tonne processed and the total cash cost after co-product credits per AuEq oz sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2023, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $1,852 compared to $998 for the same period in 2022. The increase is directly related to the higher cash costs per ounce discussed above, partially offset by lower sustaining capital expenditures.

Total all-in cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2023, the total all-in cost after co-product credits per AuEq oz sold was $2,082 compared to $1,383 for the same period in 2022. The increase is due to the higher all-in sustaining costs discussed above, partially offset by lower Back Forty costs due to nearing completion of the optimization work and utilizing third parties only on a limited basis until after completion of capital cost analysis for the project.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures.”

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2023 Capital and Exploration Investment Summary

		For the nine months ended September 30, 2023	2023 full year guidance
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$3,464
Infill Drilling	Capitalized Exploration	3,315
Other Sustaining Capital	Capital	1,485
Surface and Underground Exploration Development & Other	Capitalized Exploration	1,131
Subtotal of Sustaining Investments:		9,395	$9 - 11 million
Growth Investments:
DDGM growth:
Surface Exploration / Other	Exploration	2,058
Underground Exploration Drilling	Exploration	1,916
Underground Exploration Development	Capitalized Exploration	356
Back Forty growth:
Back Forty Project Optimization & Permitting	Exploration	1,265
Subtotal of Growth Investments:		5,595	$6 - 7 million
Total Capital and Exploration:		$14,990	$15 - 18 million

The Company’s investment in Mexico through the third quarter of 2023 totaled $13.3 million. Our investment in Mexico is focused on favorably impacting our environment, social, and governance programs while creating operational efficiencies and sustainability. At the Back Forty Project, year-to-date $ 1.3 million has been invested in optimization work and permitting initiatives year-to-date.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underground and Exploration Development:

Mine development during the quarter included ramps and access to different areas of the deposit, ventilation shafts, and exploration development drifts. A total of 87 meters of development (included in Infill Drilling and Exploration Development in the table above), at a cost of $0.3 million was completed during the third quarter of 2023. As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine. Year to date, an investment of $1.5 million has been made in the construction of 520 meters of development for exploration purposes.

Examining exploration drill core at an underground drill station (Switchback)

Back Forty Feasibility and Permitting:

Work on optimizing the Back Forty Project was completed during the third quarter of 2023. Mine planning, process plant design, site layout, and infrastructure were largely completed during 2022. As a result, the Company filed the Back Forty Project Technical Report Summary (S-K 1300) on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate potential alternative options in order to develop the Back Forty Project.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced certain non-GAAP performance measures that we believe will assist with understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include (i) total cash cost after co-product credits per ounce and (ii) total all-in sustaining cost after co-product credits (“AISC”) per ounce. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

For financial reporting purposes, we report the sale of base metals as part of our revenue. Revenue generated from the sale of base metals in our concentrates is considered a co-product of our gold and silver production for the purpose of calculating our total cash cost after co-product credits for our Don David Gold Mine. We periodically review our revenues to ensure that our reporting of primary products and co-products is appropriate. Because we consider copper, lead, and zinc to be co-products of our precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in our calculation of total cash cost after co-product credits per precious metal gold equivalent ounce sold. Likewise, we believe identifying copper, lead, and zinc as co-product credits is appropriate due to their lower per unit economic value contribution compared to the precious metals and since gold and silver are the primary products we intend to produce.

Total cash cost after co-product credits is a measure developed by the Gold Institute to provide a uniform standard for industry comparison purposes, and it includes total cash cost before co-product credits, less co-product credits, or revenues earned from base metals.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The following table summarizes the Company’s total all-in cost after co-product credits per precious metal gold equivalent ounce sold:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except per oz)
Gold equivalent ounces sold (oz)	6,532	8,042	24,306	31,180
Total production costs (1)	$18,957	$19,380	$59,109	$61,176
Treatment and refining charges (2)	2,788	2,860	9,300	8,745
Co-product credits (3)	(9,733)	(13,369)	(38,998)	(60,128)
Total cash cost after co-product credits	12,012	8,871	29,411	9,793
Total cash cost after co-product credits per AuEq oz sold	$1,839	$1,103	$1,210	$314
Sustaining - capitalized expenditure (4)	3,489	3,605	8,264	12,229
Reclamation and remediation (5)	216	58	611	181
Subtotal of DDGM sustaining costs	3,757	3,663	10,006	12,410
DDGM all-in sustaining cost after co-product credits per AuEq oz sold	2,414	1,559	$1,622	$712
Sustaining - general and administrative, including stock-based compensation expenses (6)	1,662	2,249	5,589	7,235
Consolidated all-in sustaining cost after co-product credits	17,431	14,783	45,006	29,438
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	$2,669	$1,838	$1,852	$944
Non-sustaining cost- capital expenditure (4)	209	-	356	1,894
Non-sustaining cost- exploration expenditure (1)	1,960	4,973	5,239	10,115
Subtotal of non-sustaining costs	2,169	4,973	5,595	12,009
Total all-in cost after co-product credits	19,600	19,756	50,601	41,447
Total all-in cost after co-product credits per AuEq oz sold	$3,001	$2,457	$2,082	$1,329

(1)	Refer to Production costs in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.
(2)	Refer to Treatment and refining charges in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Note 3 – Revenue.
(3)	Refer to Realized/Unrealized Derivatives for copper, zinc, and lead in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Note 20 – Fair Value Measurement. Note that Co-product credits for the prior year (2022) comparable numbers were adjusted to include realized embedded derivatives only for co-products (which better represents the cash cost after co-product credits because it now excludes unrealized gains or losses) and align with the current year presentation.
(4)	Refer to Capital expenditures in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Cash Flows.
(5)	Refer to Reclamation and remediation in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations. Note that the prior year (2022) comparable numbers were adjusted to include Reclamation and remediation (which better represents the all-in sustaining cost after co-product credits because reclamation and remediation is part of normal operating activities) and align with the current year presentation.
(6)	Refer to General and administrative expenses and Stock-based compensation in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2022				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Operating Data
Total tonnes milled	136,844	129,099	110,682	116,616	117,781	113,510	116,626
Average Grade					-
Gold (g/t)	3.00	2.63	1.98	2.51	2.33	1.59	1.52
Silver (g/t)	81	64	80	109	94	86	73
Copper (%)	0.41	0.32	0.37	0.45	0.37	0.37	0.32
Lead (%)	1.97	1.99	1.59	1.58	1.73	1.64	1.29
Zinc (%)	4.89	4.00	4.21	4.27	3.88	3.72	3.24
Metal production (before payable metal deductions)
Gold (ozs.)	11,187	9,317	5,851	7,767	7,171	4,637	4,443
Silver (ozs.)	332,292	249,088	261,256	370,768	322,676	289,816	247,159
Copper (tonnes)	431	303	296	406	336	334	276
Lead (tonnes)	2,073	2,020	1,249	1,323	1,559	1,389	1,048
Zinc (tonnes)	5,562	4,282	3,901	4,198	3,837	3,569	3,223
Metal produced and sold
Gold (ozs.)	8,381	8,746	5,478	7,514	6,508	4,287	3,982
Silver (ozs.)	265,407	231,622	225,012	335,168	294,815	274,257	208,905
Copper (tonnes)	408	286	282	372	332	327	245
Lead (tonnes)	1,639	1,755	1,056	941	1,417	1,317	947
Zinc (tonnes)	4,359	3,590	2,943	3,265	3,060	3,141	2,571
Average metal prices realized
Gold ($ per oz.)	$ 1,898	$ 1,874	$ 1,627	$ 1,734	$ 1,915	$ 2,010	$ 1,934
Silver ($ per oz.)	$ 23.94	$ 22.05	$ 18.54	$ 21.25	$ 23.04	$ 24.93	$ 23.61
Copper ($ per tonne)	$ 10,144	$ 9,275	$ 7,115	$ 8,221	$ 9,172	$ 8,397	$ 8,185
Lead ($ per tonne)	$ 2,347	$ 2,168	$ 1,882	$ 1,954	$ 2,158	$ 2,153	$ 2,196
Zinc ($ per tonne)	$ 3,842	$ 4,338	$ 3,186	$ 2,577	$ 3,195	$ 2,485	$ 2,195
Gold equivalent ounces sold
Gold Ounces	8,381	8,746	5,478	7,514	6,508	4,287	3,982
Gold Equivalent Ounces from Silver	3,348	2,729	2,564	4,107	3,547	3,402	2,550
Total AuEq oz	11,729	11,475	8,042	11,621	10,055	7,689	6,532
Financial Data
Total sales, net (in thousands)	$ 45,417	$ 37,064	$ 23,869	$ 32,374	$ 31,228	$ 24,807	$ 20,552
Production Costs (in thousands)	$ 20,074	$ 21,722	$ 19,380	$ 19,773	$ 19,850	$ 20,302	$ 18,957
Production Costs/Tonnes Milled	$ 147	$ 168	$ 175	$ 170	$ 169	$ 179	$ 163
Operating Cash Flows (in thousands)	$ 4,230	$ 7,976	($ 4,292)	$ 6,243	$ 1,024	($ 551)	($ 7,475)
Net income (loss) (in thousands)	$ 4,019	$ 2,673	($ 9,730)	($ 3,283)	($ 1,035)	($ 4,584)	($ 7,341)
Earnings (loss) per share - basic	$ 0.05	$ 0.03	($ 0.11)	($ 0.04)	($ 0.01)	($ 0.05)	($ 0.08)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights of Non-GAAP Measures

	2022				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3

	(in thousands, except per oz)
Gold equivalent ounces sold (oz)	11,729	11,475	8,042	11,621	10,055	7,689	6,532
Total production costs	$ 20,074	$ 21,722	$ 19,380	$ 19,773	$ 19,850	$ 20,302	$ 18,957
Treatment and refining charges	2,748	3,137	2,860	3,327	3,184	3,328	2,788
Co-product credits (1)	(24,732)	(22,027)	(13,369)	(13,314)	(15,881)	(13,384)	(9,733)
Total cash cost after co-product credits	($ 1,910)	$ 2,832	$ 8,871	$ 9,786	$ 7,153	$ 10,246	$ 12,012
Total cash cost after co-product credits per AuEq oz sold	($ 163)	$ 247	$ 1,103	$ 842	$ 711	$ 1,333	$ 1,839
Sustaining - capitalized expenditure	$ 4,596	$ 4,028	$ 3,605	$ 4,110	$ 2,588	$ 2,187	$ 3,489
Sustaining - Exploration Expenditure	-	-	-	-	548	531	52
Reclamation and remediation (2)	62	61	58	620	195	200	216
Subtotal of DDGM sustaining costs	$ 4,658	$ 4,089	$ 3,663	$ 4,730	$ 3,331	$ 2,918	$ 3,757
DDGM all-in sustaining cost after co-product credits per AuEq oz sold	$ 234	$ 603	$ 1,559	$ 1,249	$ 1,043	$ 1,712	$ 2,414
Sustaining - general and administrative, including stock-based compensation expenses	$ 2,673	$ 2,313	$ 2,249	$ 2,768	$ 1,790	$ 2,137	$ 1,662
Consolidated all-in sustaining cost after co-product credits	$ 5,421	$ 9,234	$ 14,783	$ 17,284	$ 12,274	$ 15,301	$ 17,431
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold	$ 462	$ 805	$ 1,838	$ 1,487	$ 1,221	$ 1,990	$ 2,669
Non-sustaining cost- capital expenditure	$ 1,353	$ 541	$ -	$ -	$ -	$ 147	$ 209
Non-sustaining cost- exploration expenditure	2,305	2,837	4,973	2,934	1,839	1,440	1,960
Subtotal of non-sustaining costs	$ 3,658	$ 3,378	$ 4,973	$ 2,934	$ 1,839	$ 1,587	$ 2,169
Total all-in cost after co-product credits	$ 9,079	$ 12,612	$ 19,756	$ 20,218	$ 14,113	$ 16,888	$ 19,600
Total all-in cost after co-product credits per AuEq oz sold	$ 774	$ 1,099	$ 2,457	$ 1,740	$ 1,404	$ 2,196	$ 3,001

(1)	Refer to Realized/Unrealized Derivatives for copper, zinc, and lead in the current and previously filed Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Note 20 – Fair Value Measurement. Note that Co-product credits for the prior year (2022) comparable numbers were adjusted to include realized embedded derivatives only for co-products (which better represents the cash cost after co-product credits because it now excludes unrealized gains or losses) and align with the current year presentation.
(2)	Refer to Reclamation and remediation in the current and previously filed Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations. Note that the prior year (2022) comparable numbers were adjusted to include Reclamation and remediation (which better represents the all-in sustaining cost after co-product credits because reclamation and remediation is part of normal operating activities) and align with the current year presentation.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 2023, working capital was $13.8 million, consisting of current assets of $28.9 million and current liabilities of $15.1 million. This represents a $7.6 million, or 36%, decrease from the working capital balance of $21.4 million as of December 31, 2022. The primary factors influencing the decrease in our working capital were a payment of the liability related to the mining royalty tax, the cash used by operating activities of $7.0 million, and the cash used in investing activities of $9.8 million as reported in the Condensed Consolidated Interim Statements of Cash Flows. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, and income taxes. We believe that as a result of our cash balances, the performance of our current and expected operations, and the current metals prices, we will be able to meet our known obligations and other potential cash requirements for the next 12 months.

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

Cash and cash equivalents as of September 30, 2023 decreased to $6.7 million from $23.7 million as of December 31, 2022, a net decrease in cash of $17.0 million. The decrease is primarily due to cash spent on capital and exploration expenditures at DDGM and at the Back Forty Project and mining royalty tax payments for the 2022 tax years.

Of the $6.7 million cash balance as of September 30, 2023, $5.0 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts, with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has been a source of cash for U.S. operations and projects.

Net cash used in operating activities for the nine months ended September 30, 2023 was $7.0 million compared to $7.9 million operating cash inflow for the same period in 2022. While net sales decreased by 28% for the nine months ended September 30, 2023, compared to the same period in 2022, due to lower grades and lower recoveries, production costs only decreased by 3% due to the strengthening of peso and higher inflation, resulting in net cash outflows from operations in 2023.

Net cash used in investing activities of $9.8 million for the nine months ended September 30, 2023 decreased from $15.3 million from the same period in 2022. The decrease is mainly attributed to the 2022 investment in work to complete the commissioning of the filtration plant, the dry stack facility, and the gold regrind circuit. Investing activities in 2023 are mainly attributable to continued reinvestment in DDGM.

Net cash from financing activities for the nine months ended September 30, 2023 was a net inflow of $33 thousand compared to a net outflow of $3.0 million for the same period in 2022. The change is primarily related to the discontinuation of shareholder dividends.

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

The Company’s At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019 (the “ATM Agreement”), pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million, was renewed in June 2023. An aggregate of 130,199 shares of the Company’s common stock were sold through the ATM Agreement during both the three and nine months ended September 30, 2023, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $0.1 million. There were no ATM sales during the three and nine months ended September 30, 2022.

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

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe,” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico, and in Michigan, USA, for development and exploration activities;
●	The expected timing for the Back Forty optimized feasibility study, permitting, detailed engineering, and project financing;
●	Our expectations regarding future grades and recoveries from mining at DDGM;
●	Expectations regarding capital investment, exploration spending, and general and administrative costs;
●	Future exploration plans at DDGM, including vein systems targeted for future exploration activity;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources and Mineral Reserves;
●	Our expectations regarding whether dividends will be paid in the future; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

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

Commodity Price Risk

The results of our operations, cash flows, and financial condition largely depend upon the market prices of gold, silver, copper, lead, and zinc. Metal prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, and the world supply of and demand for gold, silver, and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are, in turn, influenced by changes in international investment patterns, monetary systems, and political developments. The metal price markets have fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. We previously entered into a zinc zero cost collar to protect the selling price for zinc, but that hedge program concluded on December 31, 2022. We have not entered into derivative contracts to protect the selling price for gold, silver, copper, or lead. We may, in the future, more actively manage our exposure through additional derivative contracts, although we have no intention of doing so in the near term.

In addition to materially adversely affecting our reserve estimates, results of operations and/or our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Our foreign operation sells its gold, silver, copper, lead, and zinc production based on U.S. dollar metal prices. Fluctuations in foreign currency exchange rates do not have a material impact on our revenue since gold, silver, copper, lead, and zinc are sold worldwide in U.S. dollars.

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

We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates. However, we may, in the future, actively manage our exposure to foreign currency exchange rate risk.

Gold Resource Corporation

Provisional Sales Contract Risk

We enter into concentrate sales contracts, which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment delivery to the customer. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment delivery and the final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment delivery. Please see Note 14—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

Interest Rate Risk

We consider our interest rate risk exposure to be insignificant at this time, as our interest rate is related and embedded in immaterial payments for office leases.

 Equity Price Risk

We have, in the past, and may in the future, seek to acquire additional funding through the sale of common stock and other equity. The price of our common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that we may not be able to sell our common stock at an acceptable price should the need for new equity funding arise.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5: Other Information

None.

ITEM 6: Exhibits

The following exhibits are filed or furnished herewith or incorporated herein by reference:

Exhibit Number	Descriptions
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chet Holyoak.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere and Chet Holyoak.
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation as of or for the three and nine months ended September 30, 2023, formatted in inline XBRL: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: November 6, 2023		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: November 6, 2023		/s/ Chet Holyoak
	By:	Chet Holyoak,
Chief Financial Officer

Gold Resource Corporation