Form 10-K
period 2023-12-31
GOLD RESOURCE CORP
filed 2024-03-28
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	⌧

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $55,611,099 based on the closing price of the common stock of $0.63 as reported on the NYSE American.

As of March 20, 2024, there were 88,757,610 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2024 annual meeting of shareholders will be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2023, and are incorporated by reference into Part III of this Form 10-K.

Gold Resource Corporation

2023 HIGHLIGHTS

Highlights for the full-year ended December 31, 2023 are summarized below and discussed further in our Management’s Discussion and Analysis:

Corporate and Financial:

●	The Company closed the year with a $6.3 million cash balance as at December 31, 2023. The decrease of $17.4 million from December 31, 2022 is mainly attributable to a cash outflow of $12.5 million for capital investments and a cash outflow of $5.2 million from operating activities for 2023, which included $7.8 million of income tax payments for the tax years 2022 and 2023, exploration investment of $4.2 million at the Don David Gold Mine (“DDGM”), and $1.6 million in spending on the Back Forty Project optimization work, offset by a $0.2 million increase in the value of cash due to the strengthening of the peso.
●	Working capital at December 31, 2023, was $15.2 million, a 29% decrease from the December 31, 2022, working capital of $21.4 million. The decrease is primarily driven by the decline in cash balance discussed above.
●	DDGM total cash costs (after co-product credits) and total all-in sustaining cost per gold equivalent (“AuEq”)[1] ounce sold were $1,250 and $1,630, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures.
●	The Company’s At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019 (the “ATM Agreement”), pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million, was renewed in June 2023.
●	On February 13, 2023, the Company announced the suspension of future quarterly dividends to protect the balance sheet and to focus capital resources on exploration and resource and reserve development.
●	In November 2023, the Company’s Board of Directors decided to initiate a formal review process, with the assistance of outside financial and legal advisors, to evaluate strategic alternatives for the Company. The comprehensive process, which is ongoing, is evaluating a broad range of options to maximize shareholder value, including a potential sale or merger of the Company.

Don David Gold Mine:

●	The DDGM safety program aims to bolster the overall health and safety culture of our employees.
●	In 2023, two incidents resulting in lost time were recorded. Despite their low potential for harm, comprehensive investigations were conducted, and requisite measures were implemented accordingly.
●	The full-year lost time injury frequency rate per million hours was 0.96, which is substantially below the 3.95 Camimex (Mexican Chamber of Mines) benchmark.[2]
●	DDGM received the Mexican Empresa Socialmente Responsable (“ESR”) award in 2023 for the ninth consecutive year.
●	DDGM produced and sold a total of 31,085 gold equivalent ounces, comprising of 18,534 gold ounces and 1,036,229 silver ounces, sold at an average price per ounce of $1,955 and $23.68, respectively.
●	During the year, our exploration program was executed as planned, maintaining a dual focus on both infill and expansion drilling, with encouraging results from targets in the Switchback, Arista, and Three Sisters vein systems. The 2023 expansion (step-out) drilling program proved highly successful, culminating in the discovery of the Gloria vein system, located immediately north of the Three Sisters system, as well as successfully testing the projected northern extensions of the Splay 31 and Marena North veins of the Arista system.
●	The Company purchased over two thousand tonnes of tailings material for $0.3 million from a third-party mining operation as a collaborative initiative with the local community at the end of 2022. Some of this material was processed in early 2023 to ensure the proper environmental treatment and storage of the material.
●	During the fourth quarter of 2023, negotiations were successfully undertaken to decrease the royalty fee from 5% to 3% for the mining claims at La Tehuana, El Aguila, and Mina El Aire.

Back Forty Project:

●	Optimization work related to the metallurgy and the economic model for the Back Forty Project in Michigan, USA was completed, and the Company filed the Back Forty Project Technical Report Summary, which was prepared in accordance with subpart 1300 of Regulation S-K (“S-K 1300”), as Exhibit 96.1 to the Form 8-K filed on October 26, 2023 (the “Back Forty Project Technical Report Summary”). Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process.

1 Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold, converted to gold equivalent ounces using the gold to silver average realized price ratio for the period.

2 Further information regarding the Mexican Chamber of Mines benchmark can be found at https://camimex.org.mx/sostenibilidad2023/indicadores.html. Information contained therein is not a part of this report and is not incorporated by reference herein.

Gold Resource Corporation

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in exploration and development activities in Oaxaca, Mexico;
●	The anticipated beneficial impacts of the dry stack tailings facility;
●	Our 2024 guidance for payable production, cash costs per ounce after co-product credits, and all-in sustaining costs per ounce after co-product credits;
●	Expectations regarding 2024 DDGM and Back Forty investment;
●	Expectations regarding 2024 general and administrative costs;
●	The expected timing for the Back Forty Project, permitting, detailed engineering, and project financing;
●	Expectations regarding the likelihood of a successful mine permitting process at the Back Forty Project;
●	Expectations regarding sources and uses of cash during the twelve months ending December 31, 2024;
●	Future exploration plans at DDGM;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources (“Mineral Resources”) and Mineral Reserves (“Mineral Reserves”);
●	The sufficiency of our water rights;
●	Our expectations regarding the future payment of dividends;
●	Our expectation for the outcome of the 2015 DDGM tax audit;
●	Anticipated grades from future production at DDGM;
●	Our ability to locate another customer to purchase our products if the relationship with our existing customers is interrupted; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of any pandemic, including the duration, spread, severity, and any repeated resurgence of a pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of a pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow, possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	The Company’s inability to secure financing when needed;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;

Gold Resource Corporation

●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as floods, earthquakes, and any other natural disasters;
●	The uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under “Risk Factors”.

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

History and Organization

In this report, “Company,” “GRC,” “our,” “us,” and “we” refer to Gold Resource Corporation together with its subsidiaries, unless the context otherwise requires. See Item 2. Properties—Glossary for additional definitions.

Gold Resource Corporation was organized under the laws of Colorado, USA on August 24, 1998. Since 2010, GRC has produced gold and silver doré and copper, lead, and zinc concentrates in Oaxaca, Mexico at our subsidiary, Don David Gold Mexico S.A. de C.V. (“Don David Gold Mine” or “DDGM”). The Don David Gold Mine holds six (6) properties which are all located in what is known as the San Jose structural corridor. Our properties span 55 continuous kilometers of this structural corridor, which include three historic mining districts in Oaxaca.

On December 10, 2021, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc (the “Aquila Transaction”). Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership and leases with the State of Michigan. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023, and the Company filed the Back Forty Project Technical Report Summary on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate options that could lead to the development of the Project.

Review of Strategic Alternatives

Notwithstanding the technical successes noted above, in light of the continued challenges facing the Company, the Company’s Board of Directors has decided to initiate a formal review process, with the assistance of outside financial and legal advisors, to evaluate strategic alternatives for the Company. The comprehensive process is evaluating a broad range of options to maximize shareholder value, including a potential sale of the Company.

There is no deadline or definitive timetable for completion of the strategic alternatives review process, and there can be no assurance regarding the results or outcome of this review. The Company does not intend to comment further on this strategic review process until it has been completed or the Company determines that a disclosure is required by law or otherwise deemed appropriate.

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

Mexico Exploration Prospects:

The current company land package sits within the highly prospective 55-kilometer-long San Jose structural corridor, in Oaxaca, Mexico. Multiple volcanic domes of various scales, and likely non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver, as well as base metal mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character. The Company intends to advance organic growth and to unlock the value of the mine, existing infrastructure, and our large property position by continuing to invest in exploration and development. Please see Item 2. Properties for additional information.

Gold Resource Corporation

Processing Plant at Night

Back Forty Project:

There is a long history of exploration at the Back Forty Project. After acquisition of Aquila and the Back Forty Project by the Company in 2021, optimization work was initiated to address the mine’s footprint, potential for an underground mine, wetland mitigation, and other key construction and design decisions. This optimization work related to a change in mine design, tailings relocation, metallurgy, and the economic model was completed, and the Company filed the Back Forty Project Technical Report Summary on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate options that could lead to the development of the Project. Please see Item 2. Properties for additional information.

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

Gold Resource Corporation

and Exchange Commission (“SEC”) maintains an internet site (www.sec.gov) on which the reports that we file with the SEC are available to review. The SEC filings can also be accessed through our website.

2023 Developments

For the year ended December 31, 2023, the Company reported a net loss of $16.0 million. The loss is mainly attributable to a high inflationary environment and the strengthening of the Mexican Peso, which resulted in higher production and capital costs (including but not limited to energy, payroll, services, and equipment costs). Financial results for 2023 include revenue of $97.7 million and mine gross loss of $5.3 million. The Company achieved solid production results for the year totaling 20,328 gold ounces, 1,142,138 silver ounces, 1,287 copper tonnes, 5,068 lead tonnes, and 13,513 zinc tonnes, as planned, despite achieving lower production than in 2022 due to mine planning.

Ninth consecutive ESR award

For the ninth consecutive year, the DDGM received the prestigious ESR award from the Mexican Center for Philanthropy (“CEMEFI”). Awards are given to organizations that demonstrate a commitment to supporting social and environmental protection programs within their local communities.

Our 2023 exploration activities were focused on drilling at the Arista and Switchback vein systems in the Arista Mine. During the year, we completed 168 underground diamond drill holes totaling 36,350 meters, including 18 expansion drill holes totaling 10,293 meters and 150 infill drill holes totaling 26,057 meters in the Arista mine. In addition to exploration drilling, 520 meters of drift development was completed to support the expansion and infill drilling programs.

During 2023, exploration was strategically directed towards infill and expansion drilling of multiple high-grade, polymetallic epithermal veins within the Switchback vein system, both up- and down-dip and along strike of existing workings, as well as in the Three Sisters and newly discovered Gloria vein systems to define additional Mineral Reserves and Mineral Resources. The Gloria vein system, located near existing mine infrastructure and comprised of no fewer than three distinct veins, is located between and north of the Arista and Switchback vein systems. Both the Gloria and Three Sisters vein systems will be a primary focus of the 2024 drilling program. The 2023 drilling program successfully targeted the expansion of the Arista vein system along strike to the north-west, with particular focus on the Splay 31 and Marena North veins, to define additional Mineral Resources. Surface exploration activity during 2023 focused on the Alta Gracia property with the interpretation of surface mapping and soil geochemistry results received late 2022. This work has identified several targets for future follow-up exploration activity. Our continued investment in exploration efforts demonstrate our commitment to long-term investment in Oaxaca, Mexico.

For the Back Forty Project, work in 2023 focused on the optimization of the mine design, project layout, metallurgy, and the economic model which was completed and filed by the Company in a Technical Report Summary on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate options that could lead to the development of the Project.

In June 2023, the petition by the Menominee Indian Tribe of Wisconsin (“MITW”) to have an area along the Menominee River registered as a cultural landscape with the Keeper of the National Register of Historic Places was approved. Anaem Omot is an area around the Menominee River known as the Sixty Islands. This area is known to have culturally significant archeological findings. The Company helped identify these artifacts to ensure that proper procedures are deployed to protect cultural resources and to avoid and mitigate intrusions to the cultural landscape, as required. In addition to identifying these culturally significant resources, the Company has incorporated them into the Back Forty Project designs and permitting strategy.

We are also monitoring the U.S. Army Corps of Engineers’ review of a petition by the MITW to have the Menominee River designated as Navigable under Section 10 of the Rivers and Harbor Act. The MITW asked the Environmental Protection Agency and the U.S. Army Corps of Engineers’ to revisit whether they—as opposed to the state of Michigan—should exercise authority over Aquila’s Back Forty permit applications. In response to a petition from the MITW, the U.S. Army Corps of Engineers is updating its navigability study on the Menominee River, which is expected to be completed in 2025.

Gold Resource Corporation

2024 Guidance

The Company’s focus continues to be on unlocking the value of the Arista mine, existing infrastructure, and large property position in Oaxaca, Mexico.

Measure	2024 Guidance
Metals Produced & Sold	13,000 to 15,000 Gold Ounces 1,250,000 to 1,400,000 Silver Ounces 29,500 to 31,500 Gold Equivalent Ounces
Cash Costs after co-product credits per gold equivalent AuEq ounce (1)	$1,100 to $1,300
All-in Sustaining Costs after co-product credits per AuEq ounce (1) (2)	DDGM: $1,450 to $1,650 Consolidated: $1,600 to $1,800
Capital Investment	$6.8 to $8.0 million (Sustaining Capital) $2.0 to $3.0 million (Sustaining Capitalized Exploration) $0.5 to $0.8 million (Non-Sustaining Capitalized Exploration)
Exploration Investment	DDGM: $2.0 to $3.5 million (Non-Sustaining Exploration Expense) Back Forty: $0.7 to $0.9 million
General and Administrative Costs (“G & A”)	$5.0 to $6.0 million, excluding Stock-based Compensation
(1)	Calculations of cash cost after co-product credits per gold equivalent ounce and all-in sustaining cost after co-product credits per gold equivalent ounce are non-GAAP financial measures. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below for a complete reconciliation of the non-GAAP measures to U.S. GAAP.
(2)	Co-product credits directly impact the Cash Costs and AISC per AuEq ounce calculation. Guidance is based on approximately 3,600 tonnes of lead sold at a $0.95 per pound metal price, approximately 1,000 tonnes of copper sold at a $3.80 per pound metal prices, and approximately 10,200 tonnes of zinc sold at a $1.15 per pound metal price.

The table above contains forward-looking projections about our financial condition, results of operations, and business. These projections are subject to numerous assumptions, risks, and uncertainties, which are discussed in Item 1A. Risk Factors. Because these projections are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below for a discussion of the calculation of Cash Costs per Ounce and All-in Sustaining Costs per Ounce, which are non-GAAP measures.

Dividends

In February 2023, we announced the suspension of our quarterly dividend until such time that it may become practicable to reinstate. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information regarding our Dividend Policy.

Insurance

Our business is capital intensive and requires ongoing investment for the replacement, modernization, or expansion of equipment and facilities. For more information, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources below. We maintain insurance policies against property loss and business interruption and insure against most risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability, and political risk. There can be no assurance that claims

Gold Resource Corporation

would be paid under such insurance policies in connection with a particular event. Please see Item 1A. Risk Factors below for additional information.

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

Our production stage mines in Mexico have reclamation plans in place that we believe meet all applicable legal and regulatory requirements. As of December 31, 2023, $11.4 million has been accrued on our Consolidated Balance Sheets for reclamation costs relating to our production and exploration stage properties in Mexico. In addition, we accrued $0.4 million for drill-hole capping in Michigan.

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

Customers

During the year ended December 31, 2023, three customers accounted for 98% of our revenue from DDGM. In the event that our relationship with any of the customers is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products in a timely manner on substantially similar terms. However, any interruption could temporarily disrupt the sale of our principal products and materially adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

We value excellence and recognize that embracing the diverse backgrounds, skills, and perspectives of the local workforce will lead to a competitive advantage. We are committed to leading by example and maintaining a fair and inclusive work environment built on mutual respect and integrity. Diversity means understanding, accepting, respecting,

Gold Resource Corporation

and valuing differences among people regardless of age, gender, race, ethnicity, culture, religion or spiritual practices, disabilities, sexual orientation, gender identity, family status, or veteran status.

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

DDGM Employee Housing

As of December 31, 2023, the Company had 488 employees at DDGM. There were 16 full-time corporate employees, three of whom serve as executive officers, and three full-time employees in Michigan who are fully dedicated to progressing the Back Forty Project.

Gold Resource Corporation

ITEM 1A.	RISK FACTORS

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

The profitability of our mining operations and the value of our mining properties are directly related to the market price of gold, silver, copper, lead, and zinc. The price of gold and silver may also significantly influence the market price of our common stock. The market prices of these metals historically have fluctuated significantly and are affected by numerous factors beyond our control, including (i) global or regional consumption patterns; (ii) supply of and demand for silver and gold on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals, and (vii) general economic conditions worldwide. Over the last five years (as reported on the London Bullion Market Association using the London PM Fix for gold and silver), gold prices have fluctuated from a low of $1,270 per ounce to a high of $2,078 per ounce, and silver prices have fluctuated from a low of $12.01 per ounce to a high of $29.59 per ounce. On December 28, 2023, The London PM Fix gold price was $2,078 per ounce and on December 29, 2023, the London PM silver price was $23.79 per ounce.

Currently, we do not use hedging transactions with respect to any of our metal production. Accordingly, we are fully exposed to price fluctuations in precious metals. In the event metal prices decline or remain low for prolonged periods of time, we might be unable to develop our exploration properties, which may materially adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our mining operations or the market value of our non-producing properties, including a material diminution in the price of metals.

We may not achieve profitability.

Our DDGM property is the only property we own that produces revenue, and it may not generate sufficient cash flow to cover our operating, development, exploration, general and administrative, and other costs due to certain risk factors. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from extraction may not be sufficient to fund continuing operations, including exploration and mine development costs. Our failure to generate future profits may materially adversely affect the price of our common stock, and stockholders may lose all or part of their investment. Metal prices and foreign currency rates have a significant impact on our profit margin, and there is no assurance that we will be profitable in the future. Please see Item 1A. Risk Factors—General Risks – Our results of operations, cash flows, and the value of our properties are highly dependent on the market prices of gold, silver, and certain base metals and these prices can be volatile.

We may not have access to sufficient future capital.

We may be required to expend significant funds to develop, access, and determine if Mineral Reserves exist at any of our non-producing properties, continue exploration, and if warranted, develop our existing properties and identify and acquire additional properties to diversify our property portfolio.

Our ability to obtain necessary funding for these purposes, in turn, depends upon several factors, including our historical and prospective results of operations, the status of the national and worldwide economy, the price of gold, silver,

Gold Resource Corporation

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

We cannot provide assurance we will be able to obtain financing to fund our general and administrative costs and other working capital needs to fund our continuing business activities in the future on favorable terms or at all. Failure to obtain financing could result in delay or indefinite postponement of further mining operations, exploration, and construction, as well as the possible partial or total loss of our interest in our properties.

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

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue, and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

●	Mineral Resources that are the basis for future income and cash flow estimates;
●	Mineral Reserves that are the basis for units-of-production depreciation, depletion, and amortization calculations;
●	Future ore grades, throughput, and recoveries;
●	Future metals prices;
●	Future capital and operating costs;
●	Environmental, reclamation, and closure obligations;
●	Gold and Silver Stream Agreements;
●	Contingent Consideration Liabilities;
●	Permitting and other regulatory considerations;
●	Asset impairments;
●	The valuation of our investments in equity securities;
●	Asset acquisition accounting, including the valuation of the transaction and related instruments;
●	Future foreign exchange rates, inflation rates, and applicable tax rates; and
●	Deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may be required to repay a significant amount if we default under certain gold and silver stream agreements.

In connection with the Aquila Transaction, the Company assumed substantial liabilities related to the gold and silver stream agreements with Osisko Bermuda Limited (“Osisko”). Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream

Gold Resource Corporation

agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including by failing to achieve commercial production by an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If the Company fails to do so, Osisko may elect to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Operational Risks

Our production is derived from a single operating unit, and any interruptions or stoppages in our mining activities at that operating unit would materially adversely affect our revenue.

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

Costs at our mining properties are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing-related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete, and mining and processing related equipment and facilities. Commodity costs are often subject to volatile price movements, including increases that could make mineral extraction less profitable. Further, changes in laws and regulations can affect commodity prices, uses, and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs could significantly affect our results of operations and operating cash flow.

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

The proven and probable Mineral Reserves stated in this report represent the amount of gold, silver, copper, lead, and zinc that we estimated at December 31, 2023, that could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable Mineral Reserves and measured and indicated Mineral Resources are subject to considerable uncertainty. Such estimates are largely based on the prices of gold, silver, copper, lead, and zinc, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated Mineral Reserves or Mineral Resources have become uneconomic, we may be forced to reduce our estimates. Actual production from proven and probable Mineral Reserves may be significantly less than we expect. There can be no assurance that estimates of Mineral Resources will be upgraded to Mineral Reserves or may ultimately be extracted.

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

Contracts for treatment charges paid to smelters and refineries include penalties for certain deleterious elements that exceed contract limits. If the material mined from our operating mines includes higher than expected contaminants, this will result in higher treatment expenses and penalty charges that could increase our costs and negatively impact our business, financial condition, and results of operations. This could occur due to unexpected variations in the occurrence of these elements in the material mined, problems that occur during blending of material from various locations in the mine prior to processing, and other unanticipated events.

Continuation of our mining and processing activities is dependent on the availability of sufficient water supplies to support our mining activities.

Water is critical to our business, and the increasing pressure on water resources requires us to consider both current and future conditions in our management approach. Across the globe, water is a shared and regulated resource. Mining operations require significant quantities of water for mining, ore processing, and related support facilities. Many of our properties in Mexico are in areas where water is scarce, and competition among users for continuing access to water is significant. Continuous production and mine development depend on our ability to acquire and maintain water rights and defeat claims adverse to current water use in legal proceedings. Although we believe that our operations currently have sufficient water rights and claims to cover operating demands, we cannot predict the potential outcome of future legal proceedings relating to water rights, claims, and uses. Water shortages may also result from weather or environmental and climate impacts beyond our control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct our operations. The loss of some or all water rights, in whole or in part, ongoing shortages of water to which we have rights, or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in our inability to maintain mineral extraction at current or expected levels, require us to curtail or shut down mining operations, and prevent us from pursuing expansion or any development opportunities. Laws and regulations may be introduced in some jurisdictions where we operate, which could also limit access to sufficient water resources, thus materially adversely affecting our operations.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Fluctuation in production costs that make mining uneconomic;
●	Fluctuation in commodity prices;
●	Social, community, or labor force disputes resulting in work stoppages or delays, or related loss of social acceptance of community support;
●	Changes to legal and regulatory requirements;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards, noxious fumes, and gases;
●	Ground and water conditions;
●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Security incidents;
●	Failure of unproven or evolving technologies or loss of information integrity or data;
●	Metallurgical and other processing problems;

Gold Resource Corporation

●	Mechanical and equipment performance problems;
●	Failure of pit walls, dams, declines, drifts, and shafts;
●	Unusual or unexpected rock formations;
●	Personal injury;
●	Pandemics;
●	Fire, flooding, cave-ins, seismic activity, landslides, or other inclement weather conditions, including those impacting operations or the ability to access and supply sites; and
●	Decrease in the value of mineralized material due to lower gold, silver, and metal prices.

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

We rely on third-party transportation companies to transport our metal concentrate to the buyer’s facilities for processing and further refining. The terms of our sales contracts with the buyers require us to rely, in part, on assay results from samples of our metal concentrate that are obtained at the buyer’s warehouse to determine the final sales value for our metals. Once the metal concentrate leaves our processing facility, we no longer have direct custody and control of these products. Theft, loss, road accidents, improper storage, fire, natural disasters, tampering, or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our metal concentrate products. Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue, and as a result, our operating results may be materially adversely affected.

A significant delay or disruption in sales of doré or concentrates as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.

We rely on third-party smelters and refiners to refine and process and, in some cases, purchase, the gold and silver doré and copper, lead, and zinc concentrate produced from our mines. Access to smelters and refiners on economic terms is critical to our ability to sell our products to buyers and generate revenues. We periodically enter into agreements with smelters and refiners, some of which operate their smelting or refining facilities outside the United States, and we believe we currently have contractual arrangements with a sufficient number of smelters and refiners so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by operational issues, new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more smelters, or refiners or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter, or result in the inability to create a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical, or no access to smelting or refining services for short or long periods of time. Any such delay or loss of access may significantly impact our ability to sell doré and concentrate products. We cannot ensure that alternative smelters or refiners would be available or offer comparable terms if the need for them arose or that we would not experience delays or disruptions in sales that would materially adversely affect the results of operations.

Gold Resource Corporation

We rely on contractors to conduct a significant portion of our exploration, development, and construction projects.

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

Mineral exploration is highly speculative in nature and frequently results in no or very little return on amounts invested in evaluating a particular property. The probability of an individual prospect ever having Mineral Reserves that meets the requirements of S-K 1300 is low. Even if we do eventually discover Mineral Reserves or Mineral Resources on our exploration properties, there can be no assurance that we can develop a mine and extract those minerals. Substantial expenditures are required to (i) establish the existence of a potential ore body through drilling and metallurgical and other testing techniques; (ii) determine metal content and metallurgical recovery processes to process metal from the ore; (iii) determine the feasibility of mine development and production; and (iv) construct, renovate or expand mining and processing facilities. If we discover a deposit or ore at a property, it usually takes several years from the initial phases of exploration until mineral extraction is possible, if at all. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices, or other factors. As a result of these uncertainties, our exploration programs may not result in the identification of proven and probable Mineral Reserves in sufficient quantities to justify developing a particular property.
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
In December 2021, we acquired the Back Forty Project when we purchased Aquila Resources Inc. The acquisition may result in various material adverse impacts on our business and the trading price of our common stock. Adverse impacts may include, without limitation, the risk that the acquisition does not achieve the expected benefits, increased cash

Gold Resource Corporation

outflows, the unavailability of capital to develop the project, and the risk of potential material adverse tax consequences for our company and shareholders. Additional risks, difficulties, and uncertainties may result from the separation of previously co-mingled businesses, including necessary ongoing relationships. While we have invested significant time, money, and equity in acquiring the Back Forty Project, there can be no assurance that the Back Forty Project will be permitted or will ultimately be productive.
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

There can be no assurance that we will be able to successfully conclude any acquisitions, or that any acquisition will achieve the anticipated synergies or other anticipated positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations, and financial position. These factors may materially adversely affect the trading price of our common stock.

Regulatory Risks

Our operations are subject to ongoing permitting requirements, which could result in the delay, suspension, or termination of our operations.

Our operations, including our ongoing exploration drilling programs and mining, require ongoing permits from governmental and local authorities. We may also be required to obtain certain property rights to access or use our properties. Obtaining or renewing licenses and permits, and acquiring property rights, can be complex and time-consuming processes. There can be no assurance that we will be able to acquire all required licenses, permits, or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed; that required extensions will be granted; or that the issuance of such licenses, permits or property rights will not be challenged by third parties. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving future permits, our timetable and business plan will be materially adversely affected.

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

Our exploration and mining operations are subject to extensive laws and regulations governing land use and the protection of the environment, which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna, and the preservation of lands. These laws and regulations require us to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive

Gold Resource Corporation

environmental legislation, and the permitting and the authorization process may not be established or predictable. We may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of our projects and could suspend or delay the commencement of extraction and processing of mineralized material.

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

Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water storage and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions, and land erosion and slope stability in case of prolonged wet conditions. Increased precipitation and extreme rainfall events may potentially impact tailings storage facilities by flooding the water management infrastructure, exceeding surface water runoff network capacity, overtopping the facility, or undermining the slope stability of the structure. Further, increased amounts of water may result in extended periods of flooding to the mine pits and site infrastructure or may exceed the current water treatment facility capacity to store and treat water physical conditions, resulting in an unintended overflow either on or off the mine site property.

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

We are responsible for the reclamation obligations related to disturbances located on all of our properties and have recorded a liability on our Consolidated Balance Sheets to cover the estimated reclamation obligation. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out. Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these obligations and that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue mining and exploration activities, which may materially adversely affect our results of operations, financial performance, and cash flows.

Gold Resource Corporation

Title to mineral properties can be uncertain, and in the event of a dispute regarding the title to our Mexican properties, it will likely be necessary for us to resolve the dispute in Mexico, where we would be faced with unfamiliar laws and procedures.

Our ability to explore and operate our properties depends on the validity of our title to that property. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. There may be valid challenges to the title to our properties which, if successful, could impair development and/or operations. The resolution of disputes in foreign countries can be costly and time consuming. In a foreign country, we face the additional burden of understanding unfamiliar laws and procedures. Not like in the U.S., we may not be entitled to a jury trial. Further, to litigate in any foreign country, we would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, we may incur unforeseen costs if we are forced to resolve a dispute in Mexico or any other foreign country.

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

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that we negotiate the necessary agreements with surface landowners. Many of our mining properties are subject to the Mexican Ejido system, requiring us to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with our mining exploration activities. Please see Item 1A. Risk Factors—Regulatory Risks—Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.

Our ability to develop our Mexican properties is subject to the rights of the Ejido (agrarian cooperatives), who use or own the surface for agricultural purposes.

Our ability to mine minerals is subject to maintaining satisfactory arrangements and relationships with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. We must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm. While we have successfully negotiated and signed such agreements related to the DDGM operations, our inability to maintain these agreements or consummate similar agreements for new projects could impair or impede our ability to successfully explore, develop, and mine the properties, which in turn could materially adversely affect our future cash flow.

A significant amount of our mining properties are subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Mexican peso.

 Our revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance, and exploration costs are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors, and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact our operating results

Gold Resource Corporation

and cash flows. Conversely, the depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, our financial position, results of operations, and cash flows could be materially adversely affected. The annual average inflation rate in Mexico was approximately 5.55% in 2023 and 7.89% in 2022. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, and geopolitical instability, including the ongoing conflicts between Ukraine and Russia and in Gaza. For additional information, please see Item 1A. Risk Factors—General Risks—The Israel-Palestinian conflict in Gaza, the conflict in Ukraine, and the related price volatility and geopolitical instability could negatively impact our business. Continuing increases in inflation could increase our costs of labor and other costs related to our business, which could have an adverse impact on our business, financial position, results of operations, and cash flows.

At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportional to the inflation rate in the future. The value of the peso increased by 14.6% in 2023 and increased by 6.3% in 2022. In addition, fluctuations in currency exchange rates may have a significant impact on our financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso's value will not fluctuate significantly in the future. We cannot assure you that currency fluctuations, inflation, and exchange control policies will not have an adverse impact on our financial condition, results of operations, earnings, and cash flows.

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

Risks Related to our Common Stock

Our stock price may be volatile, and as a result, shareholders could lose part or all of their investment.

In addition to other risk factors identified in this annual report on Form 10-K, and due to volatility associated with equity securities in general, the value of a shareholder’s investment could decline due to the impact of numerous factors upon the market price of our common stock, including:

●	Changes in the worldwide price for the metals we mine;
●	Adverse results from our exploration, development, or production efforts;
●	Changes to the dividend program, including suspensions;
●	Producing at rates lower than those targeted;
●	Political and regulatory risks and social unrest, including the conflicts between Ukraine and Russia and in Gaza;
●	Weather conditions and extreme weather events, including unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in global financial markets, global economies, and general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Economic impact from the spread of any disease;
●	Our ability to integrate and operate the companies and the businesses that we acquire;
●	Actions by government or central banks; and
●	General economic trends.

Gold Resource Corporation

Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may materially adversely affect the market price of our common stock. As a result, shareholders may be unable to sell their shares at a desired price.

Past payments of dividends on our common stock are not a guaranty of future payments of dividends.

In 2010, we began paying cash dividends to the holders of our common stock. However, our ability to pay dividends in the future will depend on a number of factors, including free cash flow, expected operational performance, mine construction requirements and strategies, other acquisition and/or construction projects, spot metal prices, taxation, government-imposed royalties, and general market conditions. Further, a portion of our cash flow is expected to be retained to finance our operations, explorations, and development of mineral properties. In February 2023, we announced the suspension of our quarterly dividends. There is no assurance that the Board will elect to re-institute a dividend payment in the near-term or at all.

Issuances of our stock in the future could dilute existing shareholders and materially adversely affect the market price of our common stock.

We have the authority to issue up to 200,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock, in some cases without shareholder approval. As of March 20, 2024, there were 88,757,610 shares of common stock outstanding. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. We can issue significant blocks of our common stock without further shareholder approval. Because we have issued less common stock than many of our larger peers, the issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

General Risks

Our operations may be disrupted, and our financial results may be materially adversely affected by any future pandemic.

 Any pandemic may pose a risk to our business and operations. If a significant portion of our workforce becomes unable to work or travel to our operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), we may be forced to reduce or suspend exploration activities and/or development projects, which may impact liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national and local economies and have caused volatility in capital markets.

To the extent any pandemic materially adversely affects our business and financial results, as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our operation, indebtedness, and financing. We are unable to predict the ultimate adverse impact of any pandemic on our business, which will depend on numerous evolving factors and future developments, including the pandemic’s ongoing effect on the demand for silver and gold, as well as the response of the overall economy and the financial markets after the pandemic and response measures come to an end, the timing of which remains highly unpredictable.

The Israel-Palestinian conflict in Gaza, the conflict in Ukraine, and the related price volatility and geopolitical instability could negatively impact our business.

On October 7, 2023, the Palestinian Sunni Islamist group, Hamas, led surprise attacks against Israel from the Gaza Strip. In response to the attacks, Israel’s cabinet formally declared war on Hamas. Although we do not have operations in the region, the extent and duration of the military action and resulting market disruptions could be significant and could

Gold Resource Corporation

potentially have a substantial negative impact on the global economy and/or our business. The magnitude of these risks cannot be predicted, including the extent to which these conflicts may heighten other risks disclosed herein.

In late February 2022, Russia launched significant military action against Ukraine, and the war remains ongoing. The extent and duration of the military action, sanctions, and resulting market disruptions could be significant and could potentially have a substantial negative impact on the global economy and/or our business for an unknown period of time. The ramifications of the hostilities and sanctions may not be limited to Russia, Ukraine, and Russian or Ukrainian companies, and may spill over to and negatively impact other regional and global economic markets (including in Europe and in the United States), companies in other countries (particularly those that have done business with Russia and Ukraine), and various sectors, industries, and markets for securities and commodities globally. Any such volatility and disruptions may also magnify the impact of other risks described in this “Risk Factors” section.

We may not be able to operate successfully if we are unable to recruit, hire, retain, and develop key personnel and maintain a qualified and diverse workforce. In addition, we are dependent upon our employees being able to safely perform their jobs, but there is risk of physical injuries or illness.

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

We are dependent upon information technology systems in the conduct of our business. Any significant breakdown, invasion, virus, cyberattack, security breach, destruction, or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact our business. To the extent any invasion, cyberattack, or security breach results in disruption to our business; such as loss or disclosure of, or damage to our data or confidential information; our reputation, business, results of operations, and financial condition could be materially adversely affected. We have implemented various measures to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature, and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems, and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition, or results of operations. Our systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date we have not experienced any material losses relating to cyberattacks, we may suffer such losses in the future. We may be required to expend significant additional resources to continue to modify or enhance our protective measures. We also may be subject to significant litigation, regulatory investigation, and remediation costs associated with any information security vulnerabilities, cyberattacks, or security breaches.

We may also be materially adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly, or not properly integrated into our operations. If we are unable to successfully implement system upgrades or modifications, we may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed, or tested. Various measures have been implemented to

Gold Resource Corporation

manage our risks related to the system upgrades and modifications, but system upgrades and modification failures could have a material adverse effect on our business, financial condition, and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

Our business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits, and reputational harm.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations, or financial condition.

 Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare us to address cybersecurity risks. As part of our overall

Gold Resource Corporation

risk management system, we monitor and test our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

Cybersecurity Threats

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

ITEM 2.	PROPERTIES

Glossary

The following terms used in this report shall have the following meanings:

Andesite:	An extrusive igneous, volcanic rock, of intermediate composition, with aphanitic to porphyritic texture characteristic of subduction zones, such as the western margin of South America.

Concentrate:	A product from a mineral processing facility, such as gravity separation or flotation, in which the valuable constituents have been upgraded and unwanted gangue materials rejected as waste.

Doré:	Composite gold and silver bullion, usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Drift:	A horizontal tunnel generally driven within or alongside an ore body and aligned parallel to the long dimension of the ore.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration:	Prospecting, sampling, mapping, diamond-drilling, and other work involved in locating the presence of economic deposits and establishing their nature, shape, and grade.

Grade:	The concentration of an element of interest expressed as relative mass units (percentage, ounces per ton, grams per tonne (“g/t”), etc.).

Hectare:	A metric unit of measurement, for surface area. One hectare equals 1/200th of a square kilometer, 10,000 square meters, or 2.47 acres. A hectare is approximately the size of a soccer field.

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

Overview

We classify our mineral properties into three categories: “Production Stage Properties,” “Development Stage Properties,” and “Exploration Stage Properties.” Production Properties are properties for which we operate a producing mine.

At our Don David Gold Mine, we currently have 100% interest in six properties, including two Production Stage Properties and four Exploration Stage Properties, located in Oaxaca, Mexico, along the San Jose structural corridor. Because of their proximity and relatively integrated operations, we collectively refer to the six properties as the Don David Gold Mine. The two Production Stage Properties are the only two of the six properties that make up the Don David Gold Mine that we consider to be independently material at this time. Please see Item 2. Properties – Don David Gold Mine for further discussion of the properties.

The Company also has 100% interest in the Back Forty Project, an advanced Exploration Stage Property, located in Menominee County, Michigan, USA. We do not consider the Back Forty Project to be independently material to the Company at this time. Please see Item 2. Properties – Back Forty Project for further discussion of the property.

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

Gold Resource Corporation

The following tables summarize the estimated Mineral Resources at DDGM and at Back Forty:

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources
at December 31, 2023(1)(2)(3)(4)

Description	KTonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %	Cut-off grade	Metallurgical Recovery (%)
Arista							$/Tonne	Au	Ag	Cu	Pb	Zn
Measured Mineral Resources	68	1.49	109.69	0.42	1.42	4.39	100	80	91	77	74	84
Indicated Mineral Resources	489	1.10	131.89	0.28	1.33	4.25	100	80	91	77	74	84
Measured + Indicated	557	1.15	129.16	0.29	1.34	4.26	100	80	91	77	74	84
Inferred Mineral Resources	1,418	1.01	107.87	0.21	1.31	3.68	100	80	91	77	74	84
Alta Gracia							AuEq/tonne
Measured Mineral Resources	27	0.81	370.58				2.35	85	72	-	-	-
Indicated Mineral Resources	141	0.49	269.96				2.35	85	72	-	-	-
Measured + Indicated	168	0.54	286.13				2.35	85	72	-	-	-
Inferred Mineral Resources	148	0.62	259.61				2.35	85	72	-	-	-

Notes on Mineral Resources:

1.

Mineral Resources estimated at December 31, 2023 are based on $1,800/oz for Gold, $23.30/oz for Silver, $3.90/pound Copper, $0.95/pound Lead and $1.25/pound Zinc. The metal prices used are based on the average median consensus prices for years 2024 through 2028 as provided by the Bank of Montreal in June 2023. The median price was based on the price estimates contributed by 38 participating financial institutions. These prices are also very similar to the three-year average.

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

For comparison, as at December 31, 2022, DDGM’s estimates of Mineral Resources, exclusive of Mineral Reserves, are provided in the below table.

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources

at December 31, 2022(1)(2)(3)(4)

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

During 2023, we performed a comprehensive review of our geological database and interpretation of the mineralization, the block models derived from them, and ultimately the mine plan to ensure more reliable and accurate mine planning and forecasting. In addition, metallurgy, mining methods, ground control, and other parameters were

Gold Resource Corporation

reviewed. As a result of this review, Measured and Indicated Mineral Resources decreased from approximately 1.6 million tonnes at December 31, 2022 to approximately 0.7 million tonnes at December 31, 2023. The contributing factors to this decrease was the reclassification of Measured and Indicated Mineral Resource to Proven and Probable Reserves resulting in a decrease of 0.7 million tonnes, the application of economic constraining parameters (engineering) resulting in a decrease of 1.4 million tonnes, and change in the NSR cutoff grade from $80/tonne to $100/tonne resulting in a decrease of 0.6 million tonnes. These reductions were partially offset by the addition of 1.8 million tonnes related to the 2023 infill and step-out drilling program. The total Inferred Mineral Resources decreased from approximately 2.1 million tonnes at December 31, 2022 to approximately 1.6 million tonnes at December 31, 2023. The decrease in Inferred Mineral Resources was mainly due to infill drilling and the reclassification of Inferred Mineral Resources to Measured and Indicated Mineral Resources along with optimized mine planning.

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Resources at DDGM can be found in the updated Don David Gold Mine Technical Report Summary filed as Exhibit 96.2 to this Form 10-K (the “DDGM Technical Report Summary”).

Back Forty Project – Summary of Gold, Silver, and Base Metal Mineral Resources

at December 31, 2023(1)(2)(3)(4)

Description	KTonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %	Cut-off grade
Back Forty - Open Pit							$/Tonne
Measured Mineral Resources	-	-	-	-	-	-	-
Indicated Mineral Resources	9,360	2.41	28.06	0.36	-	3.74	33
Measured + Indicated	9,360	2.41	28.06	0.36	-	3.74	33
Inferred Mineral Resources	566	2.70	48.84	0.35	-	1.31	33
Back Forty - Underground							AuEq/tonne
Measured Mineral Resources	-	-	-	-	-	-	-
Indicated Mineral Resources	5,137	1.86	24.05	0.41	-	2.65	73
Measured + Indicated	5,137	1.86	24.05	0.41	-	2.65	73
Inferred Mineral Resources	627	2.00	26.10	0.37	-	2.89	73

Notes on Mineral Resources:

1.

Mineral Resources estimated at December 31, 2023 are based on $1,800/oz for Gold, $23.30/oz for Silver, $3.90/pound Copper, $0.95/pound Lead and $1.25/pound Zinc. The metal prices used are based on the average median consensus prices for years 2024 through 2028 as provided by the Bank of Montreal in June 2023. The median price was based on the price estimates contributed by 38 participating financial institutions. These prices are also very similar to the three-year average.

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

Following the completion of the optimization work for the Back Forty Project, the Company published an update on Indicated and Inferred Mineral Resources in the Back Forty S-K1300 Technical Report filed on October 26, 2023. A Measured Mineral Resource estimate or a Mineral Reserve estimate have yet to be established for the Back Forty Project.

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Resources at Back Forty can be found in the Back Forty Technical Report Summary incorporated by reference as Exhibit 96.1 to this Form 10-K.

Mineral Reserves

Under S-K 1300, a Mineral Reserve is defined as “an estimate of tonnage and grade or quality of indicated and measured Mineral Resources that, in the opinion of the qualified person, can be the basis of an economically viable project.”

Gold Resource Corporation

The following tables summarize the estimated Mineral Reserves at DDGM:

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2023 (1) (2) (3) (4)

								Recovery
Description	Tonnes	Gold g/t	Silver g/t	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade	% Au	% Ag	% Cu	% Pb	% Zn
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	90,000	2.91	176	0.50	1.65	5.02	120	79.5	91.1	76.6	73.9	83.9
Probable Mineral Reserves	973,000	1.14	126	0.23	0.84	2.50	120	79.5	91.1	76.6	73.9	83.9
Arista Mine Total	1,063,000	1.29	131	0.26	0.91	2.71
Alta Gracia Mine (3)							AuEq/tonne
Proven Mineral Reserves	-	-	-	-	-	-	-	-	-
Probable Mineral Reserves	-	-	-	-	-	-	-	-	-
Alta Gracia Mine Total	-
Don David Gold Mine Total	1,063,000	1.29	131

Notes on Mineral Reserves:

1.	Mineral Resources estimated at December 31, 2023 are based on $1,800/oz for Gold, $23.30/oz for Silver, $3.90/pound Copper, $0.95/pound Lead and $1.25/pound Zinc. The metal prices used are based on the average median consensus prices for years 2024 through 2028 as provided by the Bank of Montreal in June 2023. The median price was based on the price estimates contributed by 38 participating financial institutions. These prices are also very similar to the three-year average.
2.	The Arista Mine cut-off grades for Mineral Reserves are $120/tonne NSR.
3.	Alta Gracia reserves reported December 31, 2022 have been downgraded to resources for the December 31, 2023 estimate.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

For comparison, as at December 31, 2022, DDGM’s estimates of Mineral Reserves are presented in the table below.

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2022 (1) (2) (3) (4)

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

Gold Resource Corporation

Proven and Probable Mineral Reserves decreased from 1.4 million tonnes at December 31, 2022 to 1.1 million tonnes at December 31, 2023. The largest contributing factors for this decrease were the depletion of reserves by 0.5 million tonnes related to 2023 mining activities, the reduction of 0.6 million tonnes due to the increase of the NSR cutoff grade from $80/tonne to $120/tonne. The deductions were partially offset by the reclassification of 0.7 million tonnes from Measured and Indicated Mineral Resources to Proven and Probable Mineral Reserves as a result of detailed engineering for the Arista Mine.

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Reserves can be found in the DDGM Technical Report Summary filed as Exhibit 96.2 to this Form 10-K.

Don David Gold Mine

All of the properties that make up our Don David Gold Mine are located in Oaxaca, Mexico, in what is known as the San Jose structural corridor, which runs 70 degrees north-west. Our properties comprise 55 continuous kilometers along this structural corridor, which spans three historic mining districts in Oaxaca. The map below shows the general location of our properties:

98° W
96° W
94° W
N
PUEBLA
Tezonapa
GRC Properties
Other Properties
MEXICO
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State
18° N
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huejuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
OAXACA
VERACRUZ
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Natividad
Oaxaca
Sarabia
GUERRERO
Cobre Grande
Alta Gracia
Rey
Margaritas
San Jose
Arista
El Barrio de la Soledad
CHIAPAS
Fuego
Chamizo
Juchitan de Zaragoza
Union Hidalgo
San Francisco Ixhuatan
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juquila
Salina Cruz
San Pedro Mixtepec
16° N
Gulf of Tehuatepec
Puerto Escondido
Chacapalapa
Tierra Blanca
Pacific Ocean
San Pedro Pochutla
Puerto Angel
0
50
100 Km

The Company was granted concessions from the Mexican federal government to explore and mine our properties in Mexico. Please see below Item 2. Properties—Mining Concessions and Regulations in Mexico below for additional information. We hold certain properties as the concession holder and lease other properties from third-parties. We are required to pay concession fees to the Mexican government to maintain our interest in these concessions, and we pay concession fees for all our mineral properties, including those which are subject to the third-party lease.

Gold Resource Corporation

The table below details information related to the mining concessions that comprise our properties in Oaxaca, Mexico:

	Total Number of Concessions	Total Size	Acquisition Date Range	2023 Maintenance Fees Paid

		(in hectares)
Production Stage Properties:
Arista	18	24,372	2002 to 2016	$556,090
Alta Gracia	3	5,175	2008	118,289
Total Production Stage Properties:		29,547		$674,379
Exploration Stage Properties:
Rey	4	2,335	2002 to 2009	$53,368
Chamizo	2	19,758	2011 to 2013	451,601
Margaritas	1	925	2002	21,143
Fuego	1	2,554	2013	58,377
Total Exploration Stage Properties:		25,572		$584,489

Total:	29	55,119		$1,258,868

Production Stage Properties

Arista & Alta Gracia Mines

History: The Arista and Alta Gracia mines are in the regional Tlacolula mining district within Oaxaca State, in southern Mexico. According to the Mexican Geological Survey, the Servicio Geologico Mexicano (“SGM”) mining activity was initiated in the early 1880s in the Tlacolula mining district, producing some 300,000 ounces of gold and silver from an ore shoot in the La Leona mine. However, no separate amounts of production were reported for each metal. According to the SGM, in 1892 two smelters were built and operated (Magdalena Teitipac and O'Kelly) near the village of Tlacolula for processing ores from the Alta Gracia La Soledad, San Ignacio y Anexas, La Leona, La Victoria, and San Rafael silver mines. Subsequently, in 1911, Mr. Sken Sanders investigated the Totolapam mining region with a particular interest in the Margaritas mine. Most of these historical mines are within DDGM's mining concessions.

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

In 2002, the initial three concessions were leased from a third-party. Two of the concessions are part of the Arista Mine, and the third concession comprises the Margaritas property. The lease agreement is subject to a 4% net smelter return royalty where production is sold in the form of gold/silver doré and 5% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. We may terminate it at any time upon written notice to the lessor, and the lessor may terminate it if we fail to fulfill any of our obligations, which primarily consist of paying the appropriate royalty to the lessor.

In August 2003, initial drilling and exploration program commenced at the Arista mine. Through the end of 2023, we have drilled a total of 1,794 core holes (both surface and underground) totaling 482,271 meters and 166 reverse circulation holes equaling 14,367 meters, for a total of 1,960 holes totaling 496,638 meters.

Gold Resource Corporation

DDGM Ore Terminal

In 2010, additional concessions were acquired from a third-party at no additional cost, which are subject to a 2% royalty. We filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from the third-party. Two concessions are considered within the Arista mine.

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

Historically, we have produced ore from two locations on the Arista mine, the open pit mine and the underground mine. The open pit mineralization is considered low sulfidation epithermal-type with consisting primarily of gold with some silver and no base metals. In 2021, mining activities were completed in the open pit, and it is now being backfilled and reclaimed by filtered dry stack tailings deposition. The Arista underground mine mineralization is considered intermediate epithermal-type consisting of gold, silver, copper, lead, and zinc. The host rock in the Arista vein system is primarily andesite.

Facilities: The processing facility and other infrastructure at the Arista mine was constructed for approximately $35 million in 2009, and the processing facility was expanded in 2012 and 2013 for additional $23 million. The flotation mill expansion, completed at the end of 2013, increased the number of flotation cells, added a second ball mill to allow for additional processing capacity, and added a Knelson gravity concentrator. In 2014, a doré processing facility was completed. In 2019, an increase in pumping capacity to the cyclones in the plant resulted in plant capacity increasing to nominal 2,000 tonnes per day. The DDGM processing facility is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic ore and producing up to three separate concentrate products. The facility also has an agitated leach circuit capable of producing gold and silver doré.

We obtained water rights from the Mexican government for an amount of water that we believe is sufficient to meet our operating requirements and pump it approximately five kilometers to the site from a permitted well located near the Totolapam River.

Gold Resource Corporation

Additional improvements at the site include electrical power lines connecting to the Mexican national power grid, installation of backup diesel generation power plants and switch gear, paving a three-kilometer section of the road from the mine to the processing facility, construction of a surface maintenance garage and fuel station, construction of haul roads from the mine site to the processing facility, office space at the processing facility, an assay lab, an exploration office, tailings impoundment facilities and lift, a paste fill plant, mine camp facilities, the filtration plant, the dry stack facility, and other infrastructure.

Exploration Activities: In 2023, an extensive underground drilling campaign at the Arista mine was successfully executed, completing 168 diamond drill holes totaling 36,350 meters. This program included a total of 150 underground infill drill holes, totaling 26,057 meters, with a specific emphasis on upgrading Mineral Resources to Mineral Reserves and delineating the multiple sub-parallel veins within the Switchback system. Drilling here identified a number of high-grade zones up- and down-dip of existing workings, both within and peripheral to existing Mineral Resources. In late 2023, infill drilling also got underway in the Three Sisters vein system to begin converting Inferred Mineral Resources, identified earlier in the year during expansion drilling, to Mineral Reserves.

Underground expansion drilling activities were also completed at the Arista mine during 2023, encompassing a total of 18 drill holes totaling 10,293 meters. Expansion drilling focused on the Three Sisters and North Arista vein systems, as well as on the newly discovered Gloria vein system identified through expansion drilling during the first quarter of 2023. The objective of expansion drilling is to delineate additional Mineral Resources. Both the Arista and Switchback vein systems extend for over 1.5 kilometers in strike length, and both systems remain open along strike and in the vertical extent. The Gloria vein system, a new discovery, is located between and north of the Arista and Switchback vein systems, near existing mine infrastructure. Expansion drilling of the Gloria vein system in 2023 has defined a minimum of three new veins with true widths locally in excess of six meters. The Three Sisters vein system lies at the northern limit of the Arista mine underground workings and also between the Switchback and Arista vein systems. The Tree Sisters drilling during 2023 focused on the Sandy veins, which are open to the northwest and up- and down-dip. Both the Gloria and Three Sisters vein systems will be a primary focus of continued infill and expansion drilling in 2024.

Surface exploration activity during 2023 focused on the Alta Gracia property with the interpretation of surface mapping and soil geochemistry results generated in late 2022. This work has identified several targets for future follow-up exploration activity. Our exploration efforts on the Arista, Alta Gracia, and other properties demonstrate our commitment to long-term investment and the potential to extend our operations into the future in Oaxaca, Mexico.

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

Gold Resource Corporation

Alta Gracia Project
N
Mirador Portal
Independencia Portal
To Oaxaca
To Arista Mine
San Pedro Totolapan
San Juan Guegoyache
OAXACA
Alta Gracia
MEXICO
0 0.375 0.75 1.5
Km
0 0.25 0.5 1
Miles
Legend
Towns
Mines
Electricity Line
Roads
Side Roads
Mine Access
Highway 190
786000
788000
790000
792000
794000
796000
798000
1850000
1848000
1846000
1844000

Geology and Mineralization: The sedimentary and volcanic units mapped at Alta Gracia are similar to those observed at the Arista mine. The district is dominated by tertiary-age rhyolite flows and tuffs, which are underlain by andesite flows and tuffs. Granodiorite and felsic intrusives are observed to crop out to the north and east of the Mirador mine. Known vein occurrences at Alta Gracia are mainly hosted in andesite and rhyolite. The veins at Alta Gracia are considered low sulfidation epithermal mineralization with economic values only for gold and silver.

Facilities: During 2016, we received our operating permit for the Mirador Mine. In 2017, two mine portals were developed to provide access to the Mirador vein. Mine site offices and a mobile equipment maintenance shop were established. Additionally, a diesel power generation plant, a compressed air system, and a mine water pumping station were developed and put into service. In 2018, old workings were improved to create a second access to the vein system called Independencia. The portal for this access is located approximately 500 meters southwest of the Mirador portal. Development was established to access the mineralization, delineated by drill campaigns completed during 2018 and 2019 on the Mirador’s Independencia vein.

Ore from the Mirador Mine, primarily silver ore, was transported by contracted haul trucks to and processed at our agitated leach plant at the DDGM processing facility, with the final product being doré.

Exploration Activities: In 2023, surface exploration activity was centered around the Alta Gracia property area. In late 2022 and continuing into early 2023, a surface mapping and soil geochemical program was carried out in the Aguacatillo prospect over an area to the south-west, west, and north-west of the Independencia and Mirador mines. The objective of this work was to test for possible westerly extensions of mineralization extending from the Independencia and Mirador mines. The program was successful in identifying several anomalous zones, which will be used to target follow-up detailed mapping to identify additional potential targets for future surface drilling. In addition, analysis and interpretation was completed in 2023 of the geochemical results generated from a regional soil sampling program completed in late 2022 in the La Fundicion prospect area located immediately south-southeast of the Independencia and

Gold Resource Corporation

Mirador mines. This interpretation was successful in identifying three distinct clusters of anomalous gold- and silver-in-soil anomalies, which will be followed up with detailed geologic mapping and rock chip sampling.

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession, which is approximately 925 hectares, located within the 55-kilometer San Jose structural corridor and adjacent to the Arista mine.

In 2023, we continued to review results from previous surface drilling, surveying, detailed geological mapping, and rock chip channel sampling for the Margaritas property. We completed the work required to maintain the claims during 2023, with work focused on analysis of spectral and geophysical information to identify new targets of interest. We expect to target a similar amount of work in 2024, along with identifying opportunities to strengthen our relationship in the local communities.

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

During 2022, surface mapping and geochemical sampling were begun in the Jabali prospect area. Results of this work were reviewed and analyzed in 2023 in order to plan additional detailed follow up geologic mapping and target evaluation. Different targets within the Chamizo property will continue to be evaluated in 2024, while also looking to identify opportunities to strengthen our relationship in the local communities to facilitate future work.

Fuego Property

In March 2013, we acquired the Fuego property from Almaden subject to a 2% net smelter return royalty. The Fuego property consists of approximately 2,554 hectares and is located south of our Alta Gracia and Chamizo properties. In 2013, Fuego was included in the property-wide airborne geophysical survey. Geologic mapping and surface sampling have been conducted on the Fuego property, which allows us to meet the acceptable amount of work required to maintain the claims. We do not anticipate any significant exploration activities at Fuego in 2024. However, we do plan to conduct the work required to maintain the claims.

Rey Property

The Rey property consists of concessions on the far north-west end of our 55-kilometer structural corridor in the State of Oaxaca known as El Rey, El Virrey, La Reyna, and El Marquez, totaling 2,335 hectares. We acquired the El Virrey concession from a third-party, and it is subject to a 2% net smelter return royalty. We obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The Rey property is located approximately 64 kilometers by road from the Arista mine. There is no plant or equipment on the Rey property. If exploration is successful, any mining would probably require an underground mine where ore could be trucked to the DDGM processing facility for processing. To date, we have drilled 48 core holes for a total of 5,273 meters at the Rey property. Early in 2012, we completed a small amount of work to finish refurbishing and extending an existing shaft on the property to permit underground exploratory drilling. We ceased work at the Rey property during 2012, following a request to obtain additional approvals from local community agencies. In 2024, we plan to continue working with the local agencies to understand and address any concerns the community may have, but we have

Gold Resource Corporation

no assurance that we will be able to resume our exploration activities in the near term. Once community support is obtained, we plan to conduct follow-up drilling and exploration based on the drilling done in 2007 and 2008. While negotiations continue, we will complete enough work to maintain the claims in good standing.

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

Office Facilities

We constructed an administrative office building adjacent to the DDGM processing facility and a mine office adjacent to the Arista Mine portal. We also lease approximately 3,000 square feet of office space in Oaxaca City, Oaxaca. The lease commenced in 2012 and was renewed in December 2021 through the end of 2024.

Gold Resource Corporation

Back Forty Project

The Back Forty Project is an advanced Exploration Stage Property located in Menominee County, Michigan, USA in the mineral rich Penokean Volcanic Belt. Our property is made up of approximately 1,304 hectares (3,222 acres) of private and public (State of Michigan) mineral lands. The project is centered at latitude 46 degrees 27 North and longitude 87 degrees 51 West. Because of the exploratory nature of the property, we do not currently consider the Back Forty Project to be independently material to the Company.

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

Optimization work related to the metallurgy and the economic model for the Back Forty Project was completed, and the Company released the Back Forty Project Technical Report Summary, which is incorporated by reference as Exhibit 96.1 to this Form 10-K. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate options that could lead to the development of the Project. Please see Item 2. Properties for additional information.

Permitting: The State of Michigan governs and regulates the permitting process as it relates to the Back Forty Project.

Community: Tribal engagement has been very important to the Project, especially considering the cultural resources near the site. Outreach to local Tribes, including the Menominee Indian Tribe of Wisconsin, began as early as June of

Gold Resource Corporation

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Gold Resource Corporation

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the New York Stock Exchange American (“NYSE”) under the symbol “GORO”.

On March 20, 2024, there were 88,757,610 shares of Gold Resource Corporation, which were held by approximately 200 holders of record.

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

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. See “Forward-Looking Statements” above. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including but not limited to the risks described in “Item 1A. Risk Factors” and elsewhere in this annual report and other reports filed by us with the SEC. This discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

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

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2023 and 2022 and our financial condition as of December 31, 2023 and 2022, with a particular emphasis on the year ended December 31, 2023.

The discussion also presents certain non-GAAP financial measures that are important to management in its evaluation of our operating results and which are used by management to compare our performance with what we perceive to be peer group mining companies and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Production Statistics

Mine activities during 2023 included development and ore extraction from the Arista mine. The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the year ended December 31,
	2023	2022
Arista Mine
Milled
Tonnes Milled	458,111	491,983
Grade
Average Gold Grade (g/t)	1.73	2.56
Average Silver Grade (g/t)	85	83
Average Copper Grade (%)	0.36	0.39
Average Lead Grade (%)	1.52	1.80
Average Zinc Grade (%)	3.45	4.36
Recoveries
Average Gold Recovery (%)	79.6	83.9
Average Silver Recovery (%)	91.6	92.0
Average Copper Recovery (%)	77.5	75.6
Average Lead Recovery (%)	73.0	75.4
Average Zinc Recovery (%)	85.4	83.7
Combined
Tonnes Milled (1)	459,171	493,241
Tonnes Milled per Day (2)	1,436	1,466
Metal production (3)
Gold (ozs.)	20,328	34,122
Silver (ozs.)	1,142,138	1,213,404
Copper (tonnes)	1,287	1,436
Lead (tonnes)	5,068	6,665
Zinc (tonnes)	13,513	17,943
Metal produced and sold (3)
Gold (ozs.)	18,534	30,119
Silver (ozs.)	1,036,229	1,057,209
Copper (tonnes)	1,231	1,348
Lead (tonnes)	4,501	5,391
Zinc (tonnes)	10,954	14,157
Percentage payable metal (3)
Gold (%)	91	88
Silver (%)	91	87
Copper (%)	96	94
Lead (%)	89	81
Zinc (%)	81	79

(1)	During the first and second quarter of 2022 and during the first quarter of 2023, tonnes milled includes 1,043, 215, and 1,060 purchased tonnes, respectively, related to a collaborative initiative with a local community to ensure the proper environmental treatment and storage of the material.
(2)	Based on actual days the mill operated during the period.
(3)	The difference between what we report as "ounces/tonnes produced" and "payable ounces/tonnes sold" is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Full-year 2023 compared to full-year 2022

Key drivers in the production and financial results for the twelve months ended December 31, 2023, as compared to the same period in 2022, relate to the lower tonnes mined and changes in metal grades. These results align with the 2023 mine plan and were considered in the 2023 guidance disclosed in the 2022 Annual Report. Financial results have also been impacted unfavorably by the strengthening Mexican peso and the lower zinc price realized in 2023.

Grades & Recoveries

During the twelve months ended December 31, 2023, we processed ore with an average gold grade of 1.73 g/t, as compared to 2.56 g/t for the same period in 2022. Full-year average gold grade was approximately 32% lower than the prior year, in line with our mine sequencing plan. The average silver grade for the year ending 2023 increased 2% to 85 g/t. While silver grade and recovery were similar to prior year, recovery for gold declined 5% in 2023 and is in line as per mine plan. As shown in the DDGM Technical Report Summary filed as Exhibit 96.2 to this Form 10-K, gold and silver grades are expected to decline over time, in line with the life of mine average shown in the Mineral Reserve and Mineral Resource tables. As grades decline, recoveries are expected to decline as well; however, there are other factors that may influence this general assumption.

Our base metal average grades for the twelve months ended December 31, 2023 were 0.36% for copper, 1.52% for lead, and 3.45% for zinc, compared to 0.39% for copper, 1.80% for lead, and 4.36% for zinc in 2022. Copper, Lead and zinc grades for the 12 months ending December 31, 2023 declined by 8%, 16% and 21%, respectively, in line with our mine sequencing plan. As shown in the DDGM Technical Report Summary filed as Exhibit 96.2 to this Form 10-K, future recoveries and grades are expected to be in line with the life of mine average shown in the Mineral Reserve and Mineral Resource tables.

Production

For the year ended December 31, 2023, the Oaxaca operations processed 459,171 tonnes of ore, at an average rate of 1,436 daily tonnes, a decrease of 7% in material processed and a decrease of 2% in tonnes milled per day from prior year. 20,328 gold ounces and 1,142,138 silver ounces were produced, reflecting a decrease of 40% and 6%, respectively, from the same period in 2022. The production decrease for gold is directly related to the decrease in gold grade and recovery in 2023 as compared to the same periods in 2022. Production for copper, lead, and zinc decreased by 10%, 24%, and 25%, respectively, for the three months ending December 31, 2023, compared the same period in 2022. Production decreases are mostly related to the decrease in base metal grades in 2023 compared to the same periods in 2022, as well as a result of lower tonnes processed, as expected and in line with the 2023 mine plan.

Metals produced and sold is less than the amount of metals produced because a portion of the metals present in the materials shipped is withheld by the purchaser of our doré and concentrates under the terms of the Company’s sales contracts, as explained above. The percentage payable metal—the amount of metal sold as a percent of the metal produced—were higher for all metals for the twelve months ended December 31, 2023, compared to same period in 2022, due to the minerology of the material mined.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the year ended December 31,
	2023	2022
Net sales
Gold	$35,944	$54,319
Silver	24,205	22,757
Copper	10,472	11,987
Lead	9,540	11,626
Zinc	29,225	50,470
Less: Treatment and refining charges	(11,630)	(12,072)
Realized and unrealized gain (loss) - embedded derivative, net	(28)	(363)
Total sales, net	$97,728	$138,724
Metal produced and sold
Gold (ozs.)	18,534	30,119
Silver (ozs.)	1,036,229	1,057,209
Copper (tonnes)	1,231	1,348
Lead (tonnes)	4,501	5,391
Zinc (tonnes)	10,954	14,157
Average metal prices realized (1)
Gold ($ per oz.)	$1,955	$1,801
Silver ($ per oz.)	$23.68	$21.53
Copper ($ per tonne)	$8,513	$8,795
Lead ($ per tonne)	$2,158	$2,129
Zinc ($ per tonne)	$2,621	$3,539
Gold equivalent ounces sold
Gold Ounces	18,534	30,119
Gold Equivalent Ounces from Silver	12,551	12,638
Total AuEq oz	31,085	42,757

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Full-year 2023 compared to full-year 2022

Metal Sold

During the twelve months ended December 31, 2023, gold sales of 18,534 ounces, silver sales of 1,036,229 ounces, copper sales of 1,231 tonnes, lead sales of 4,501 tonnes, and zinc sales of 10,954 tonnes decreased by 38%, 2%, 9%, 17%, and 23%, respectively, as compared to the same period in 2022. These decreases were expected due to mine sequencing.

Average metal prices realized

During the twelve months ended December 31, 2023, the average metal prices were $1,955 per ounce for gold, $23.68 per ounce for silver, $8,513 per tonne for copper, $2,158 per tonne for lead, and $2,621 per tonne for zinc. Compared to the same period in 2022, the average metal price for gold, silver, and lead increased by 9%, 10%, and 1%, respectively, while the average metal price for copper and zinc decreased by 3% and 26%, respectively.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the year ended December 31,
	2023	2022

	(in thousands)
Doré and concentrate sales	$109,386	$151,159
Less: Treatment and refining charges	(11,630)	(12,072)
Realized/unrealized derivatives, net	(28)	(363)
Sales, net	97,728	138,724
Total cost of sales	103,043	108,976
Mine gross (loss) profit	(5,315)	29,748
Other costs and expenses, including tax:	10,702	36,069
Net loss	$(16,017)	$(6,321)

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$1,250	$458
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$1,864	$1,093
Total all-in cost after co-product credits per AuEq oz sold (1)	$2,062	$1,442

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations——Non-GAAP Measures below.

Full-year 2023 compared to full-year 2022

Sales, net

DDGM net sales of $97.7 million for the year ended December 31, 2023 decreased by $41.0 million, or 30%, when compared to 2022. The decrease in 2023 sales is the result of lower tonnes processed and lower grades for gold and base metals.

Treatment charges

Treatment charges for the twelve months ended December 31, 2023, were $11.6 million, or $697 per tonne of base metal produced and sold, as compared to $12.1 million, or $578 per tonne of base metal produced and sold for the same period in 2022. This 21% cost increase in treatment charge per metal tonne sold due to a 32% increased contractual rate for copper treatment charges and for a 21% increase in zinc treatment charges which are based on spot and benchmark rates. These are slightly offset by a 30% decrease in contractual rate for lead treatment charges.

Total cost of sales

Total cost of sales of $103.0 million in 2023 decreased by $5.9 million, or 5%, compared to 2022. The primary driver is the $4.8 million, or 6% decrease in production costs from $80.9 million in 2022 to $76.1 million in 2023, and a $1.1 million, or 4% decrease in depreciation expense. The decrease in production costs is related to lower production in 2023.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mine gross (loss) profit

For the year ended December 31, 2023, mine gross loss and mine gross loss percent totaled $5.3 million and 5% respectively, as compared to a mine gross profit and mine gross profit percent of $29.7 million and 21% for the same period in 2022. The decrease in mine gross profit and loss and mine gross profit and loss percent of $35.1 million and 27%, respectively, when compared to the same period in 2022, primarily resulted from the $41.0 million decrease in net sales year-over-year.

The relationship between sales and operating costs, and therefore mine gross profit or loss, is not perfectly correlated to the tonnes of ore processed. While both sales and operating costs are impacted by the tonnes of ore processed, other factors—the grade of ore processed, metal commodity prices, and operating cost unit prices—tend to have a greater impact on the relationship to mine gross profit. For example, in 2023, the volume of ore processed decreased 7% compared to 2022, with net sales also decreasing by 30% and operating costs decreasing by 40%. The decrease in 2023 net sales when compared to 2022 is explained by the 32% decrease in gold grade and the base metal grade decreases for copper, lead, and zinc of 8%, 16%, and 21%, respectively. The decrease in operating costs is explained chiefly by the targeted decreases in exploration and general and administrative expenses.

We expect grades to vary from period to period based on the annual mine plan. The gold grades are expected to trend downwards over time, toward the average grade of 1.29 g/t (exclusive of silver, copper, lead, and zinc contained grades), reflected in our Mineral Reserves estimate. However, as capital intensive mine development progresses and infill drilling occurs, opportunities to refine mining methods and eliminate dilution may have a favorable impact on future mined grades.

One component of gross profit or loss is concentrate treatment charges, which are netted against concentrate sales. These treatment charge agreements are negotiated on an annual basis with the spot rate adjusted quarterly on zinc. The decrease in treatment charges in 2023 compared to 2022 was the result of lower metals production and therefor decreased revenue as compared to 2022 due to both reduced tonnes mined and processed, and lower grades realized on the tonnage.

Net loss

For the year ended December 31, 2023, we recorded a net loss from operations of $16.0 million, as compared to $6.3 million net loss during the same period in 2022. The change was attributable to the factors noted above.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Costs and Expenses, Including Taxes

	For the year ended December 31,
	2023	2022

	(in thousands)
Other costs and expenses:
General and administrative expenses	$6,583	$8,048
Mexico exploration expenses	4,167	4,244
Michigan Back Forty Project expenses	1,642	8,805
Stock-based compensation	681	1,955
Realized and unrealized loss on zinc zero cost collar	-	170
Other (income) expense, net	3,364	4,288
Total other costs and expenses	16,437	27,510
(Benefit) provision for income taxes	(5,735)	8,559
Total other costs, including taxes	$10,702	$36,069

Full-year 2023 compared to full-year 2022

General and administrative expenses: For the year ended December 31, 2023, general and administrative expenses totaled $6.6 million compared to $8.0 million for the same period of 2022. The $1.4 million decrease in the twelve months ended December 31, 2023, as compared to the same period in 2022, is due allocating more job duties directly related to production at DDGM from corporate employees in 2023.

DDGM Exploration expenses: For the years ended December 31, 2023 and 2022 DDGM exploration expenses remained flat at $4.2 million.

Back Forty Project expenses: For the year ended December 31, 2023, the Back Forty Project expenses totaled $1.6 million as compared to $8.8 million for the year ended December 31, 2022. Costs were lower in 2023, as the optimization work was completed in October 2023.

Stock-based compensation: For the year ended December 31, 2023, stock-based compensation expense totaled $0.7 million as compared to $2.0 million for the year ended December 31, 2022. This decrease is due to personnel changes and lower share price in 2023.

Other expense, net: For the year ended December 31, 2023, we recorded other expense of $3.4 million compared to $4.3 million during the year ended December 31, 2022. The $0.9 million decrease from 2022 was due to $0.7 million lower realized and unrealized currency gains and losses and lower other expense that includes $0.7 million lower expense related to the contingent consideration, offset by $0.6 million higher interest on the streaming liabilities and $0.9 million higher severance payments in 2023 due to planned reduction of work force. Please see Item 8. Financial Statements and Supplementary Data—Note 17. Other (Income) Expense, Net for additional information.

Provision for income taxes. For the year ended December 31, 2023, income tax benefit increased to $5.7 million from an $8.6 million income tax expense for the same period in 2022. The 2023 income tax benefit is primarily driven by the decrease in pre-tax income at DDGM. Please see Item 8. Financial Statements and Supplementary Data—Note 4. Income Taxes for additional information.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Non-GAAP Financial Measures

Certain Non-GAAP financial measures are discussed below. For a detailed description of each of these measures and a reconciliation to GAAP financial measures, please see the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

Full-year 2023 compared to full-year 2022

Total cash cost after co-product credits per AuEq oz sold: For the twelve months ended December 31, 2023, the total cash cost after co-product credits per AuEq oz sold was $1,250 compared to $458 for the same period in 2022. The increase is due to the lower amount of co-product credits we received during the twelve months ended December 31, 2023, the 27% decrease in total number of AuEq ounces sold, and the 4% decrease in treatment and refining charges as a result of an increase in the zinc treatment charge benchmark and spot price. Although production costs were lower for the twelve months ended December 31, 2023 compared to the same period last year, the strengthening peso and increased energy costs negatively impacted production costs and, therefore, the cost per tonne processed and the total cash cost after co-product credits per AuEq oz sold.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the twelve months ended December 31, 2023, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $1,864 compared to $1,093 for the same period in 2022. The increase is directly related to the higher cash costs per ounce discussed above, partially offset by lower sustaining capital expenditures.

Total all-in cost after co-product credits per AuEq oz sold: For the twelve months ended December 31, 2023, the total all-in cost after co-product credits per AuEq oz sold was $2,062 compared to $1,442 for the same period in 2022. The increase is due to the higher all-in sustaining costs discussed above, offset by lower Back Forty costs due to completion of the optimization work in October 2023.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2023 Capital and Exploration Investment Summary

		For the year ended December 31, 2023	2023 full-year guidance
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$4,386
Infill Drilling	Capitalized Exploration	4,096
Other Sustaining Capital	Capital	1,420
Surface and Underground Exploration Development & Other	Capitalized Exploration	1,139
Subtotal of Sustaining Investments:		11,041	$9 - 11 million
Growth Investments:
DDGM growth:
Surface Exploration / Other	Exploration	2,240
Underground Exploration Drilling	Exploration	1,927
Underground Exploration Development	Capitalized Exploration	357
Back Forty growth:
Back Forty Project Optimization & Permitting	Exploration	1,642
Subtotal of Growth Investments:		6,166	$6 - 7 million
Total Capital and Exploration:		$17,207	$15 - 18 million

The Company’s investment in Mexico totaled $15.1 million in 2023. Our investment in Mexico is focused on favorably impacting our environmental, social, and governance programs while creating operational efficiencies and longevity. At the Back Forty Project, $1.6 million was spent to wrap up the optimization work and to release the Back Forty Project Technical Report Summary, which was filed as Exhibit 96.1 to the Form 8-K filed on October 26, 2023.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

DDGM Ore Transportation

Underground and Exploration Development: Mine development during the quarter included ramps and accesses to different areas of the deposit, vertical shafts, and exploration development drifts. A total of 2,420 meters of underground development and exploration development, at a cost of $5.9 million, was completed during the year, including access to new exploration drill stations for both infill and expansion programs.

Back Forty Feasibility and Permitting: Work on optimizing the Back Forty Project was completed during the third quarter of 2023. Mine planning, process plant design, site layout, and infrastructure were largely completed during 2022. As a result, the Company filed the Back Forty Project Technical Report Summary on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate options that could lead to the development of the Project.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits , All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the years ended December 31, 2023 and 2022:

	Note	For the year ended December 31,
		2023	2022

Total cost of sales (1)		$103,043	$108,976
Less: Depreciation and amortization (1)		(26,126)	(27,226)
Less: Reclamation and remediation (1)		(774)	(801)
Refining charges for Doré sales	2	52	59
Treatment and refining charges for Concentrate sales	2	11,578	12,013
Co-product credits:
Concentrate sales - Copper	2	(10,472)	(11,987)
Concentrate sales - Lead	2	(9,540)	(11,626)
Concentrate sales - Zinc	2	(29,225)	(50,470)
Realized (loss) gain for embedded derivatives - Copper	19	(6)	127
Realized (loss) gain for embedded derivatives - Lead	19	(174)	150
Realized gain for embedded derivatives - Zinc	19	511	364
Total cash cost after co-product credits		$38,867	$19,579
Gold equivalent (AuEq) ounces sold (oz)		31,085	42,757
Total cash cost after co-product credits per AuEq oz sold		$1,250	$458

Total cash cost after co-product credits from above		$38,867	$19,579
Sustaining Investments - Capital:
Underground Development (2)		4,386	6,619
Other Sustaining Capital (2)		1,420	3,227
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		4,096	3,459
Surface and Underground Exploration Development & Other (2)		1,139	3,034
Reclamation and remediation (1)		774	801
DDGM all-in sustaining cost after co-product credits		$50,682	$36,719
AuEq ounces sold (oz)		31,085	42,757
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$1,630	$859

DDGM all-in sustaining cost after co-product credits from above		$50,682	$36,719
Corporate Sustaining Expenses:
General and administrative expenses (1)		6,583	8,048
Stock-based compensation (1)		681	1,955
Consolidated all-in sustaining cost after co-product credits		$57,946	$46,722
AuEq ounces sold (oz)		31,085	42,757
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$1,864	$1,093

Consolidated all-in sustaining cost after co-product credits from above		$57,946	$46,722
Growth Investments - Capital:
Gold Regrind (2)		-	745
Dry Stack Completion (2)		-	1,149
Growth Investments - Capitalized Exploration:
Underground Exploration Development (2)		357	-
Growth Investments - Exploration:
Mexico exploration expenses (1)		4,167	4,244
Michigan Back Forty Project expenses (1)		1,642	8,805
Total all-in cost after co-product credits		$64,112	$61,665
AuEq ounces sold (oz)		31,085	42,757
Total all-in cost after co-product credits per AuEq oz sold		$2,062	$1,442

(1)	Refer to Item 8—Financial Statements and Supplementary Data: Consolidated Statements of Operations.
(2)	Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—2023 Capital and Exploration Investment Summary and the 2022 Annual Report Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—2022 Capital and Exploration Investment Summary.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2022				2023
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Operating Data
Total tonnes milled	136,844	129,099	110,682	116,616	117,781	113,510	116,626	111,255
Average Grade					-
Gold (g/t)	3.00	2.63	1.98	2.51	2.33	1.59	1.52	1.44
Silver (g/t)	81	64	80	109	94	86	73	85
Copper (%)	0.41	0.32	0.37	0.45	0.37	0.37	0.32	0.39
Lead (%)	1.97	1.99	1.59	1.58	1.73	1.64	1.29	1.39
Zinc (%)	4.89	4.00	4.21	4.27	3.88	3.72	3.24	2.95
Metal production (before payable metal deductions)
Gold (ozs.)	11,187	9,317	5,851	7,767	7,171	4,637	4,443	4,077
Silver (ozs.)	332,292	249,088	261,256	370,768	322,676	289,816	247,159	282,488
Copper (tonnes)	431	303	296	406	336	334	276	341
Lead (tonnes)	2,073	2,020	1,249	1,323	1,559	1,389	1,048	1,072
Zinc (tonnes)	5,562	4,282	3,901	4,198	3,837	3,569	3,223	2,884
Metal produced and sold
Gold (ozs.)	8,381	8,746	5,478	7,514	6,508	4,287	3,982	3,757
Silver (ozs.)	265,407	231,622	225,012	335,168	294,815	274,257	208,905	258,252
Copper (tonnes)	408	286	282	372	332	327	245	327
Lead (tonnes)	1,639	1,755	1,056	941	1,417	1,317	947	820
Zinc (tonnes)	4,359	3,590	2,943	3,265	3,060	3,141	2,571	2,182
Average metal prices realized
Gold ($ per oz.)	$ 1,898	$ 1,874	$ 1,627	$ 1,734	$ 1,915	$ 2,010	$ 1,934	$ 1,985
Silver ($ per oz.)	$ 23.94	$ 22.05	$ 18.54	$ 21.25	$ 23.04	$ 24.93	$ 23.61	$ 23.14
Copper ($ per tonne)	$ 10,144	$ 9,275	$ 7,115	$ 8,221	$ 9,172	$ 8,397	$ 8,185	$ 8,205
Lead ($ per tonne)	$ 2,347	$ 2,168	$ 1,882	$ 1,954	$ 2,158	$ 2,153	$ 2,196	$ 2,122
Zinc ($ per tonne)	$ 3,842	$ 4,338	$ 3,186	$ 2,577	$ 3,195	$ 2,485	$ 2,195	$ 2,516
Gold equivalent ounces sold
Gold Ounces	8,381	8,746	5,478	7,514	6,508	4,287	3,982	3,757
Gold Equivalent Ounces from Silver	3,348	2,729	2,564	4,107	3,547	3,402	2,550	3,011
Total AuEq oz	11,729	11,475	8,042	11,621	10,055	7,689	6,532	6,768
Financial Data
Total sales, net (in thousands)	$ 45,417	$ 37,064	$ 23,869	$ 32,374	$ 31,228	$ 24,807	$ 20,552	$ 21,141
Production Costs (in thousands)	$ 20,074	$ 21,722	$ 19,380	$ 19,773	$ 19,850	$ 20,302	$ 18,957	$ 17,034
Production Costs/Tonnes Milled	$ 147	$ 168	$ 175	$ 170	$ 169	$ 179	$ 163	$ 153
Operating Cash Flows (in thousands)	$ 4,230	$ 7,976	($ 4,292)	$ 6,243	$ 1,024	($ 551)	($ 7,475)	$ 1,783
Net income (loss) (in thousands)	$ 4,019	$ 2,673	($ 9,730)	($ 3,283)	($ 1,035)	($ 4,584)	($ 7,341)	($ 3,057)
Earnings (loss) per share - basic	$ 0.05	$ 0.03	($ 0.11)	($ 0.04)	($ 0.01)	($ 0.05)	($ 0.08)	($ 0.03)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2023, our working capital was $15.2 million, a decrease of $6.2 million from $21.4 million at December 31, 2022. Our working capital balance at December 31, 2023 reflects a decrease in cash, partially offset by a decrease in current liabilities related to income tax payable, accounts payable, and the contingent consideration. The decrease of $17.4 million of cash and cash equivalents from December 31, 2022 is attributable to a cash outflow of $12.5 million for capital investments, as well as a cash outflow of $5.2 million from operating activities for 2023 that includes $7.8 million of income tax payments for the tax years 2022 and 2023, exploration investment of $4.2 million in DDGM, and $1.6 million of spending on the Back Forty Project optimization work. The cash outflow from operating activities is partially the result of higher energy prices due to inflation and the strengthening of the Mexican Peso. Our working capital balance fluctuates as we use cash to fund our operations, financing, and investing activities, including exploration and mine development. We believe that as a result of our cash balances, the performance of our current and expected operations, and current metals prices, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

The actual amount of cash receipts that we receive during the period from operations may vary significantly from the planned amounts due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with our proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, or (v) interruptions in mining at DDGM. The actual amount of cash expenditures that we incur during the twelve-month period ending December 31, 2024 may vary significantly from the planned amounts and will depend on a number of factors, including, among other things: (i) unexpected challenges in operations, including exploration and development, (ii) increases in operating costs above those used in calculating the estimates shown above, (iii) possible strategic transactions, and (iv) continued inflationary pressure. Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, we may need to take certain actions to adjust our spending over the next twelve months. Although it is not likely, given the current share price, we may also utilize the At-The-Market Offering Agreement (“ATM”) program, if necessary. Please see Item 8. Financial Statements and Supplementary Data—Note 12. Shareholders’ Equity in for additional information about the ATM.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the Back Forty Project securing project financing and achieving commercial production. Project financing requirements will not be determined until the Company Board of Directors approves a decision to proceed on the Project. The Board continues to evaluate options that could lead to the development of the Project.

Cash and cash equivalents as of December 31, 2023 decreased to $6.3 million from $23.7 million as of December 31, 2022, a net decrease in cash of $17.4 million. The decrease is primarily due to the $5.2 million cash outflows from operations and the $12.5 million cash spent on investing activities for capital investments, offset by $0.2 million increase in value due to the strengthening of the peso.

Net cash used in operating activities for the years ended December 31, 2023 was $5.2 million, compared to net cash provided by operating activities of $14.2 million in 2022. The decrease is mainly attributable to reduced net sales resulting from lower mined and processed tonnages, lower grades realized on said tonnages, and lower realized metal prices for copper and zinc. Other attributable impacts to production costs included higher inflation and a stronger average Mexican Peso in 2023 as compared to 2022 that resulted in increased costs offset by lower mining and processing related costs resulting from lower tonnage.

Net cash used in investing activities for the year ended December 31, 2023 was $12.5 million compared to $19.4 million during the same period in 2022. The decrease in investing activities is primarily attributable to non-recurring capital projects undertaken in 2022 (including efforts to improve stabilization and ventilation of the Don David mine and the completion of the filtration plant) and in addition, the lower Back Forty expenses related to the optimization work in 2023, as compared to 2022.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in financing activities for the year ended December 31, 2023 was a net outflow of $0.1 million compared to a net outflow of $3.9 million in 2022. The lower financing costs are attributable to the suspension of the dividend program in 2023.

Off-Balance Sheet Arrangements

As of December 31, 2023, we have off-balance sheet arrangements related to equipment purchase obligations of $0.8 million.

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

Mineral Resources and Mineral Reserves

Critical estimates are inherent in the process of determining our Mineral Resources and Mineral Reserves. Our Mineral Resources and Mineral Reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, and production costs. Metals prices used in estimating our Mineral Resources and Mineral Reserves closely approximate the average median consensus prices from analysts as at June 2023 for each of the five years starting 2024 through 2028. The consensus prices were based on estimates of 38 financial institutions compiled by the Company. These consensus prices were subsequently compared to the actual 2023 closing spot price as at September 29, 2023 and the 36-month average as at August 28, 2023 and as per published exchanges (Comex for precious metals and London Metal Exchange (“LME”) for base metals) to ensure the prices used for the Mineral Resources and Mineral Reserves were still considered to be reasonably conservative estimates. Of note, the metal price estimates are applied to both the Back Forty Mine Project Technical Report Summary and the DDGM Technical Report Summary. Our assessment of Mineral Resources and Mineral Reserves occurs at least annually. Mineral Reserves are a key component in the valuation of our property, equipment, mine development, and related depletion and depreciation rates.

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

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. The Company’s estimates for Mineral Reserves is used in determining our UOP rates. The Company’s estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion, and amortization rates in future reporting periods. Productive lives of the assets range from 1 to 10 years, but do not exceed the useful life of the individual asset. Please see Item 8. Financial Statements and Supplementary Data—Note 1. Nature of Operations and Summary of Significant Accounting Policies for depreciation rates of major asset categories.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. We generally process the highest ore grade material first to maximize metal production; however, a blend of gold ore stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the number of contained ounces (based on assay data), and the estimated metallurgical recovery rates. Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs, including applicable overhead, depreciation, and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed.

We record stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs of production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates.

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

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including grants of stock options, restricted stock units (“RSUs”), performance share units (“PSUs”), and deferred share units (“DSUs”) to be measured based on the grant date fair value of the awards. The resulting expense is generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award. For stock-based employee compensation that is expected to be settled in cash, a liability is established, and a quarterly mark-to-market adjustment is applied based on current stock price.

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

In addition, the calculation of income tax expense involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in each of the jurisdictions in which we operate and makes estimates of the expected timing of the reversal of future tax assets and liabilities. We make assumptions about future earnings, tax planning strategies, and the extent to which potential future tax benefits will be used. We are also subject to assessments by various taxation authorities, which may interpret tax legislation differently, which could affect the final amount or the timing of tax payments.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $19.5 million) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions,

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to use all legal avenues of protest, including filing a lawsuit with the Mexico court system if needed, to see that these adjustments are removed. Management believes the 2015 tax return was prepared correctly, and that as of December 31, 2023, the Company has no liability. Please also see Item 8. Financial Statements and Supplementary Data—Note 4. Income Taxes.

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

Effective May 18, 2021, the Company entered into a Trading Agreement with Auramet International LLC that govern non-exchange traded, over-the-counter, spot, forward, and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. Subsequently, the Company entered into zinc zero cost collars. These derivatives are not designated as hedges. The zero cost collars were used to manage the Company’s near-term exposure to cash flow variability from zinc price risks; however, the current zinc program concluded on December 21, 2022. We do not currently use financial instruments with respect to any of the other base metal production either.

In addition to materially adversely affecting our reserve estimates, results of operations, and our financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

Foreign currency exchange rate fluctuations can increase or decrease our costs to the extent that we pay costs in currencies other than the U.S. dollar. We are primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as we incur approximately 55-60% of costs in peso in Mexico. When the value of the peso rises in relation to the U.S. Dollar, some of our costs in Mexico may increase, thus affecting our operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. These fluctuations do not impact our revenues since we sell our metals in U.S. dollars. Future fluctuations may give rise to foreign currency exposure, which may affect our financial results.

As of December 31, 2023, we held 0.9 million Mexican Pesos ($0.1 million) and 0.2 million Canadian Dollars ($0.1 million). We have not utilized market-risk sensitive instruments to manage our exposure to foreign currency exchange rates but may in the future actively manage our exposure to foreign currency exchange rate risk.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provisional Sales Contract Risk

We enter into concentrate sales contracts which, in general, provide for a provisional payment to us based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment and the final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment. Please see Item 8. Financial Statements and Supplementary Data—Note 13. Derivatives for additional information.

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

Shareholders and Board of Directors

Gold Resource Corporation

Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

Evaluation of Going Concern

As described in Note 9 of the Company’s consolidated financial statements, the Company’s liabilities under its gold and silver stream agreements were approximately $21 million and $24 million, respectively, as of December 31, 2023. The stream agreements contain certain customary provisions regarding default and security, including certain operational covenants. In the event that the Company’s subsidiary defaults under the stream agreements, it may be required to repay the deposit plus accumulated interest. The Company obtained deferral to 2026 of certain operational covenants that were previously due in 2024, as more fully described in Note 9. Additionally, the Company’s revenues declined by $41 million in 2023 as compared to 2022. Should the Company default under the terms of these operational covenants or otherwise be unable to fund its obligations as they become due, these conditions could raise substantial doubt regarding its ability to continue as a going concern.

We identified management’s evaluation regarding the Company’s ability to continue as a going concern as a critical audit matter due to the significant judgments and assumptions used by management in (i) forecasting compliance with operational covenants in stream agreements, (ii) preparing its forecast of sources of cash and expenditures, and (iii) expectations of future metals prices. Auditing these estimates and assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining the amendments to the Company’s stream agreements which deferred the compliance date of certain operational covenants.
●	Testing compliance with covenants in the stream agreements for a period of one year after the date the consolidated financial statements are issued.
●	Evaluating the appropriateness of management’s forecast of sources of cash and expenditures by comparing to historical forecasts and actual results, and certain planned operational activities.
●	Evaluating the appropriateness of expected future metals prices by comparing to historical results and published forecasted industry data.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2022.

Spokane, Washington

March 27, 2024

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

		As of	As of
		December 31,	December 31,
	Note	2023	2022
ASSETS
Current assets:
Cash and cash equivalents		$6,254	$23,675
Accounts receivable, net		4,335	5,085
Inventories, net	3	9,294	13,500
Prepaid expenses and other current assets	5	6,612	3,839
Total current assets		26,495	46,099
Property, plant, and mine development, net	6	138,626	152,563
Deferred tax assets, net	4	13,301	5,927
Other non-current assets	7	5,464	5,509
Total assets		$183,886	$210,098
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable		$8,378	$13,329
Mining royalty taxes payable, net		1,199	3,945
Contingent consideration	11	-	2,211
Accrued expenses and other current liabilities	8	1,748	5,197
Total current liabilities		11,325	24,682
Reclamation and remediation liabilities	10	11,795	10,366
Gold and silver stream agreements liability	9	44,932	43,466
Deferred tax liabilities, net	4	14,077	15,151
Contingent consideration	11	3,548	2,179
Other non-current liabilities	8	1,516	2,490
Total liabilities		87,193	98,334

Commitments and contingencies	11

Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,694,038 and 88,398,109 shares outstanding at December 31, 2023 and December 31, 2022, respectively		89	89
Additional paid-in capital		111,970	111,024
(Accumulated deficit) retained earnings		(8,311)	7,706
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders' equity		96,693	111,764
Total liabilities and shareholders' equity		$183,886	$210,098

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2023 and 2022

(U.S. dollars in thousands, except share and per share amounts)

		For the year ended
		December 31,
	Note	2023	2022

Sales, net	2	$97,728	$138,724
Cost of sales:
Production costs		76,143	80,949
Depreciation and amortization		26,126	27,226
Reclamation and remediation		774	801
Total cost of sales		103,043	108,976
Mine gross (loss) profit		(5,315)	29,748
Costs and expenses:
General and administrative expenses		6,583	8,048
Mexico exploration expenses		4,167	4,244
Michigan Back Forty Project expenses		1,642	8,805
Stock-based compensation	15	681	1,955
Realized and unrealized loss on zinc zero cost collar	16	-	170
Other expense, net	17	3,364	4,288
Total costs and expenses		16,437	27,510
(Loss) income before income taxes		(21,752)	2,238
(Benefit) provision for income taxes	4	(5,735)	8,559
Net loss		$(16,017)	$(6,321)
Net loss per common share:
Basic and diluted net loss per common share	18	$(0.18)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	18	88,514,243	88,368,250

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

for the years ended December 31, 2023 and 2022

(U.S. dollars in thousands, except share and per share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2021	88,675,172	$89	$110,153	$17,563	$(5,884)	$(1,171)	$120,750
Stock-based compensation	-	-	1,240	-	-	-	1,240
Net stock options exercised	-	-	(331)	-	-	-	(331)
Common stock issued for vested restricted stock units	80,169	-	-	-	-	-	-
Dividends declared (1)	-	-	-	(3,536)	-	-	(3,536)
Unclaimed shares related to the Aquila acquisition (2)	(16,249)	-	(29)	-	-	-	(29)
Surrender of stock for taxes due on vesting	(4,585)	-	(9)	-	-	-	(9)
Net loss	-	-	-	(6,321)	-	-	(6,321)
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	879	-	-	-	879
Common stock issued for vested restricted stock units	130,238	-	-	-	-	-	-
Issuance of stock, net of issuance costs	195,872	-	85	-	-	-	85
Surrender of stock for taxes due on vesting	(30,181)	-	(18)	-	-	-	(18)
Net loss	-	-	-	(16,017)	-	-	(16,017)
Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693

(1)	Cash dividends declared and paid per share was $0.04 for 2022. On February 13, 2023, the Company announced the suspension of future quarterly dividends, thus no cash dividends were declared and paid in 2023.
(2)	Aquila formerly issued shares related to RebGold/BacTech Mining Arrangement Agreement that expired in 2020. As these shares were not redeemed prior to expiration, the shares should have been struck by Aquila’s transfer agent prior to issuing GRC shares on December 10, 2021 in connection with the acquisition by GRC.

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2023 and 2022

(U.S. dollars in thousands)

		For the year ended December 31,
	Note	2023	2022
Cash flows from operating activities:
Net loss		$(16,017)	$(6,321)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit		(6,638)	(3,545)
Depreciation and amortization		26,217	27,364
Stock-based compensation		681	1,955
Other operating adjustments	20	591	44
Changes in operating assets and liabilities:
Accounts receivable		750	3,587
Inventories		2,611	(2,550)
Prepaid expenses and other current assets		1,568	(724)
Other non-current assets		(863)	249
Accounts payable and other accrued liabilities		(7,113)	284
Mining royalty and income taxes payable, net		(7,006)	(6,186)
Net cash (used in) provided by operating activities		(5,219)	14,157

Cash flows from investing activities:
Capital expenditures		(12,487)	(18,233)
Equity investment		-	(1,743)
Proceeds from the sale of gold and silver rounds		-	533
Net cash used in investing activities		(12,487)	(19,443)

Cash flows from financing activities:
Cash settlement of options exercise		-	(376)
Dividends paid		-	(3,536)
Proceeds from the ATM sales		85	-
Other financing activities		(23)	-
Net cash provided by (used in) financing activities		62	(3,912)
Effect of exchange rate changes on cash and cash equivalents		223	(839)

Net decrease in cash and cash equivalents		(17,421)	(10,037)
Cash and cash equivalents at beginning of period		23,675	33,712
Cash and cash equivalents at end of period		$6,254	$23,675

Supplemental Cash Flow Information
Income and mining taxes paid		$7,751	$18,594
Non-cash investing or financing activities
Balance of capital expenditures in accounts payable		$214	$1,303
Change in estimate for asset retirement costs		$(1,221)	$6,384
Green Light Metals shares received for promissory note		$-	$3,611
Issuance (cancellation) of shares related to the Aquila acquisition		$-	$(29)

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its Mexican subsidiary, Don David Gold Mexico S.A. de C.V., and Aquila Resources Inc (“Aquila) and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company has organized its operations into three geographic regions. The geographic regions include Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other. Please see Note 21—Segment Reporting below for additional information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The more significant areas requiring the use of management estimates and assumptions relate to Mineral Resources and Mineral Reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation calculations; future metal prices; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpiles; write-downs of inventory stockpiles to net realizable value; valuation allowances for deferred tax assets and liabilities; valuation of contingent considerations and gold and silver stream agreements; provisional amounts related to income tax effects of newly enacted tax laws; and stock-based compensation. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Revisions of Previously Issued Financial Statements for Correction of Immaterial Errors

In connection with the preparation of the Company’s financial statements for the period ended September 30, 2023, the Company’s management identified an immaterial error in prior period financial statements, whereby deferred

Gold Resource Corporation

tax liabilities and deferred tax assets attributable to different tax-paying components of the entity or to different tax jurisdictions were incorrectly offset. The Company has corrected the consolidated balance sheets as of December 31, 2022, for this immaterial error. The effects of these revisions are as follows.

Revision to the Consolidated Balance Sheet as of December 31, 2022:

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

Accounts Receivable, net

Accounts receivable consists of trade receivables, which are recorded net of allowance for credit losses from the sale of doré and metals concentrates, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Item 8. Financial Statements and Supplementary Data—Note 13. Derivatives and Item 8. Financial Statements and Supplementary Data—Note 19. Fair Value Measurement for additional information related to the embedded derivative. As of both December 31, 2023 and 2022, the allowance for credit losses was nil.

Gold Resource Corporation

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data), and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation, and amortization relating to mining operations. Material is removed at each stockpile’s average cost per tonne. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and to bring the product to sale.

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

Write-downs of inventory, when needed, are charged to production costs on the Consolidated Statements of Operations.

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

Property and Equipment: All items of property and equipment are carried at cost. Normal maintenance and repairs are expensed as incurred, while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in other expense, net.

Gold Resource Corporation

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

Gold Resource Corporation

Treasury Stock

Treasury stock represents shares of the Company’s common stock which have been repurchased on the open market at the prevailing market price at the time of purchase and have not been canceled. Treasury stock is shown at cost as a separate component of shareholders’ equity.

Revenue Recognition

The Company recognizes revenue from doré and concentrate sales.

Doré sales: Doré sales are recognized upon the satisfaction of performance obligations, which occurs upon delivery of doré and when the price and quantity are agreed with the customer. Doré sales are recorded using quoted metal prices, net of refining charges.

Concentrate sales: Concentrate sales are initially recorded based on 100% of the provisional sales prices, net of treatment and refining charges, at the time of delivery to the customer, at which point the performance obligations are satisfied and control of the product is transferred to the customer. Adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metals until final settlement occurs. The changes in price between the provisional sales price and final sales price are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate. Sales are recorded net of charges for treatment, refining, smelting losses, and other charges negotiated with the buyer. These charges are estimated upon delivery of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement, which normally occurs within three months. Historically, actual charges have not varied materially from the Company’s initial estimates.

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

In 2014, the Company became a production stage company and therefore, started capitalizing asset retirement costs along with the asset retirement obligation. Please see Item 8. Financial Statements and Supplementary Data—Note 10. Reclamation and Remediation in for additional information.

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

Income and Mining Royalty Taxes

Income and Mining Royalty Taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carryforwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets and liabilities are evaluated to determine if it is more likely than not that they will be realized. Deferred tax liabilities and deferred tax assets attributable to different tax-paying components of the entity or to different tax jurisdictions are not netted against each other. Please see Item 8. Financial Statements and Supplementary Data—Note 4. Income Taxes for additional information.

Net Loss Per Share

Basic loss per share is calculated based on the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the average fair market value of the underlying common stock.

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

Currently 100% of the Company’s total net sales from operations are coming from the Arista and Alta Gracia mines at DDGM, the Company’s Oaxaca, Mexico business segment. Sales from significant customers as a percentage of sales for the years ended December 31, 2023 and 2022 were the following:

	For the year ended
	December 31,
	2023	2022
Customer A	48%	38%
Customer B	24%	33%
Customer C	25%	-%
Customer D	-%	24%

The following table shows accounts receivable from significant customers as a percentage of total accounts receivable as of December 31, 2023 and 2022:

	As of	As of
	December 31,	December 31,
	2023	2022
Customer A	46%	47%
Customer B	33%	33%
Customer C	21%	-%
Customer D	-%	20%

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of the depositing institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Streaming Liabilities

The Company presents the gold and silver streaming liabilities initially at fair value and subsequently accreted using a discount rate and risk factor probabilities. The discount rate is the Company’s estimated borrowing rate, and the probabilities consider the completion of the feasibility study, obtaining necessary permits, and the completion of the mine facilities. The adjustment in the value is the accretion of interest, which is included in other expense, net.

Gold Resource Corporation

New Accounting Pronouncements and Accounting Standards Updates to Become Effective in Future Periods

The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures in December 2023, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of this update on our consolidated financial statements and disclosures.

2. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales disaggregated by source:

	For the year ended December 31,
	2023	2022

	(in thousands)
Doré sales, net
Gold	$3,079	$7,997
Silver	139	230
Less: Refining charges	(52)	(59)
Total doré sales, net	3,166	8,168
Concentrate sales
Gold	32,865	46,322
Silver	24,066	22,527
Copper	10,472	11,987
Lead	9,540	11,626
Zinc	29,225	50,470
Less: Treatment and refining charges	(11,578)	(12,013)
Total concentrate sales, net	94,590	130,919
Realized gain (loss) - embedded derivative, net (1)	298	(720)
Unrealized (loss) gain - embedded derivative, net	(326)	357
Total sales, net	$97,728	$138,724

(1)	Copper, lead, and zinc are co-products. In the realized (loss) gain - embedded derivative, net, there are $0.3 million gain and $0.7 million gain, respectively, related to these co-products for the years ended December 31, 2023 and 2022.

Gold Resource Corporation

3. Inventories

At December 31, 2023 and 2022, inventories consisted of the following:

	As of	As of
	December 31,	December 31,
	2023	2022

	(in thousands)
Stockpiles - underground mine	$534	$597
Concentrates	1,768	3,271
Doré, net	169	653
Subtotal - product inventories	2,471	4,521
Materials and supplies (1)	6,823	8,979
Total	$9,294	$13,500
(1)	Net of reserve for obsolescence of $0.5 million and $0.1 million as of December 31, 2023 and 2022, respectively.

4. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740") on a tax jurisdictional basis. The Company and its U.S. subsidiaries file U.S. tax returns and the Company’s foreign subsidiaries file tax returns in Mexico and Canada. For financial reporting purposes, total (loss) income before income taxes includes the following components.

	Years Ended December 31,
	2023	2022

	(in thousands)
U.S. Operations	$(8,958)	$(18,317)
Foreign Operations (1)	(12,794)	20,555
Total (loss) income before income taxes	$(21,752)	$2,238

(1)	Foreign operations are predominantly in Mexico, as activities in Canada are minimal.

The Company's total income tax (benefit) provision consists of the following:

	Years ended December 31,
	2023	2022

	(in thousands)
Current taxes:
State	$(3)	$(254)
Foreign	906	12,358
Total current taxes	$903	$12,104

Deferred taxes:
Federal	$(691)	$(895)
State	-	25
Foreign	(5,947)	(2,675)
Total deferred tax benefits	$(6,638)	$(3,545)
Total income tax (benefit) provision	$(5,735)	$8,559

Gold Resource Corporation

The (benefit) provision for income taxes for the years ended December 31, 2023 and 2022 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	For the year ended December 31,
	2023	2022

	(in thousands)
Tax at statutory rates	$(4,568)	$470
Foreign rate differential	(1,006)	1,867
Changes in valuation allowance	(3,521)	(5,115)
Tax losses subject to limitation	2,708	8,306
Mexico mining tax	301	2,168
Foreign exchange	(904)	311
Stock option expiration	237	519
Mexico withholding tax	102	1,328
Deduction for inflation in Mexico	(1,043)	(1,083)
U.S. state income tax	(288)	(786)
Foreign tax credit expirations	2,118	-
Other	129	574
Tax (benefit) provision	$(5,735)	$8,559

In the fourth quarter of 2023, the Company completed a study of the Internal Revenue Code section 382 (“382”) net operating loss limitations related to ownership changes in connection with the Back Forty Project acquisition. The study found that approximately $45.1 million of federal net operating losses and $12.3 million of Michigan net operating losses would be subject to potential limitation under 382. The study also concluded that, of those losses, $30.8 million of federal losses and $35.9 million of Michigan losses would be unable to offset future taxable income by the Company due to loss limitations under 382 and loss carryforward expirations. The annual limitation for the Company under 382 is $1.3 million.

The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2023	2022

	(in thousands)
Deferred tax assets:
Tax loss carryforward	$28,888	$25,626
Property, plant, and mine development	5,880	1,429
Share-based compensation	131	511
Foreign tax credits	1,971	4,089
Inventory	197	45
Foreign Mining Tax	264	1,106
Accrued Expenses	5,529	5,606
Gold and silver stream agreements liability	3,472	2,144
Employee profit sharing obligation	20	663
Other	300	1,344
Total deferred tax assets	$46,652	$42,563
Valuation allowance	(28,297)	(31,818)
Deferred tax assets after valuation allowance	$18,355	$10,745
Deferred tax liability – Property, plant and mine development	(17,713)	(17,724)
Deferred tax liability – Other	(1,418)	(2,245)
Total deferred tax liabilities	$(19,131)	$(19,969)
Net deferred tax liability	$(776)	$(9,224)

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on its Consolidated Balance Sheets on a jurisdictional basis. The net deferred tax liability of $0.8 million as of December 31, 2023 shown in the table above is comprised of a $14.1 million deferred tax liability related to the US entities and a $13.3

Gold Resource Corporation

million deferred tax asset related to Don David Gold Mine S.A. de C.V. (“DDGM”) in Mexico. No net deferred tax balances exist in Canada due to the existence of a full valuation allowance.

The Company evaluates the evidence available to determine whether a valuation allowance is required on deferred tax assets. As of December 31, 2023, the Company determined that a valuation allowance of $28.3 million was necessary due to the uncertain utilization of specific deferred tax assets, primarily net operating loss carryforwards, with $18.8 million in U.S. and $9.5 million in Canada; $19.5 million of the total valuation allowance of $28.3 million is related to Aquila in the U.S. and Canada. As of December 31, 2022, the Company determined that a valuation allowance of $31.8 million was necessary due to the uncertain utilization of specific deferred tax assets, primarily net operating loss carryforwards, with $21.2 million in U.S. and $10.6 million in Canada; $21.8 million of the valuation allowance is related to Aquila. The net change in the Company’s valuation allowance was a decrease of $3.5 million for the year ended December 31, 2023. The decrease in valuation allowance is primarily explained by expiration of foreign tax credits and the write-off of net operating losses now expected to expire unutilized under 382 on a tax-effected basis as discussed above.

At December 31, 2023, the Company has available U.S. federal loss carryforwards of $76.8 million, of which $56.2 million have no expiration date, and $20.6 million that expire at various dates between 2027 and 2037; U.S. Foreign Tax Credits of $2.0 million that expire at various dates between 2024 and 2026; state of Colorado tax loss carryforwards of $53.0 million, of which $29.8 million expire at various dates between 2024 and 2037 and $23.1 million that have no expiration; available state of Michigan tax loss carryforwards of $16.8 million expiring at various dates between 2024 and 2033; Wisconsin tax loss carryforwards of $4.0 million expiring in 2042; and Canadian tax loss carryforwards of $23.0 million that expire between 2026 and 2043.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 0.5% on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets, but prospecting and exploration expenses are amortized at 10% rate in a straight line. Both duties are tax deductible for income tax purposes. As a result, our effective tax rate applicable to the Company’s Mexican operations is substantially higher than Mexico’s statutory rate.

The Company periodically transfers funds from its Mexican wholly-owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends on all post-2013 earnings. The Company began distributing post-2013 earnings from Mexico in 2018. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is reduced to 5% if certain requirements are met. The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico, and as a result, paid $0.1 million and $1.3 million for years ending December 31, 2023 and 2022, respectively.

Other Tax Disclosures

The Company files U.S. and various state income tax returns, as well as foreign income tax returns in Canada and Mexico, with varying statutes of limitations. In general, the statute of limitations is three years in the United States and in Canada. However, the Company has net operating loss and tax credit carryforward balances beginning in the tax year ended December 31, 2007 for the United States and in the tax year ended December 31, 2006 for Canada. As a result, all tax years since 2007 remain open to examination in the United States and all tax years since 2006 remain open to examination in Canada. In Mexico, the statute of limitations is generally five years, which currently is 2018 and forward. The Company is under audit for the tax year ended December 31, 2015. All other years are closed to inspection outside of the standard statute of limitations window in Mexico.

Gold Resource Corporation

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

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $19.5 million) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system if necessary, to ensure that these adjustments are removed. Management believes the position taken on the 2015 income tax return meets the more likely than not threshold and that as of the years ended December 31, 2023 and 2022, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax (benefit) provision.

5. Prepaid Expenses and Other Current Assets

At December 31, 2023 and 2022, prepaid expenses and other current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2023	2022

	(in thousands)
Advances to suppliers	$266	$867
Prepaid insurance	1,103	1,298
Prepaid income tax	4,589	432
Other current assets	654	1,242
Total	$6,612	$3,839

IVA taxes receivable, net is a value added (“IVA”) tax in Mexico assessed on purchases of materials and services and sales of products. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax receivable or payable, since there is a legal right of offset of IVA taxes. As of December 31, 2023 and 2022, this resulted in an asset balance of $0.4 million and $0.8 million, respectively, which is included in other current assets above.

Gold Resource Corporation

6. Property, Plant and Mine Development, net

At December 31, 2023 and 2022, property, plant and mine development consisted of the following:

	As of	As of
	December 31,	December 31,
	2023	2022

	(in thousands)
Asset retirement costs ("ARO asset")	$6,227	$7,449
Construction-in-progress	243	351
Furniture and office equipment	1,781	1,732
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,126	2,327
Machinery and equipment	42,887	41,343
Mill facilities and infrastructure	36,396	35,917
Mine development	115,230	105,263
Software and licenses	1,554	1,552
Subtotal	295,020	284,510
Accumulated depreciation and amortization	(156,394)	(131,947)
Total	$138,626	$152,563

Asset retirement credits of $1.2 million were recognized on December 31, 2023 due to changes in estimates in the reclamation model, also decreasing the asset retirement obligations. Please see Item 8. Financial Statements and Supplementary Data—Note 10. Reclamation and Remediation for additional information.

Gold Resource Corporation

7. Other Non-current Assets

At December 31, 2023 and 2022, other non-current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2023	2022

	(in thousands)
Investment in Maritime	$1,596	$1,559
Investment in Green Light Metals	3,698	3,611
Other non-current assets	170	339
Total	$5,464	$5,509

On September 22, 2022, the Company invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. The 47 million shares purchased represented 9.9% of the issued and outstanding shares of Maritime at the time of purchase. As of both December 31, 2023, and December 31, 2022, the fair value of this investment was $1.6 million.

On December 28, 2022, Gold Resource Corporation received 12.25 million common shares of Green Light Metals as a settlement for a promissory note receivable acquired with the Aquila acquisition. This represented approximately 28.5% ownership in Green Light Metals at the time. As of December 31, 2022, the fair value of this equity investment was $3.6 million. The contract included a top-up provision that would result in additional common shares being issued to the Company if any Green Light Metals financing was raised at less than C$0.40 per share before March 31, 2023. After this settlement and before March 31, 2023, additional financing was raised by Green Light Metals at C$0.40 per share. Therefore, the top-up provision was not triggered, and no additional shares were received. As of December 31, 2023, and December 31, 2022, the fair value of this equity investment was $3.7 million and $3.6 million, respectively.

8. Accrued Expenses and Other Liabilities

At December 31, 2023 and 2022, accrued expenses and other current and non-current liabilities consisted of the following:

	As of	As of
	December 31,	December 31,
	2023	2022

	(in thousands)
Accrued royalty payments	$726	$1,787
Share-based compensation liability - current	67	-
Employee profit sharing obligation	67	2,206
Other payables	888	1,204
Total accrued expenses and other current liabilities	$1,748	$5,197

Accrued non-current labor obligation	$1,167	$1,050
Share-based compensation liability	320	884
Other long-term liabilities	29	556
Total other non-current liabilities	$1,516	$2,490

Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP.

In 2023, $0.1 million for PTU was recorded in current liabilities and production costs, as well as $1.2 million for statutory employee severance benefits recorded in other long-term liabilities and other expenses. In 2022, $2.2 million

Gold Resource Corporation

for PTU was recorded in current liabilities and production costs, as well as $1.1 million for statutory employee severance benefits recorded in other long-term liabilities and other expenses.

PSU and DSU awards contain a cash settlement feature and are therefore classified as liability instruments and are marked to fair value each reporting period. Please see Item 8. Financial Statements and Supplementary Data—Note 15. Stock-Based Compensation for additional information.

9. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Gold and Silver Stream Agreements as of December 31, 2023 and 2022:

	As of	As of
	December 31,	December 31,
	2023	2022

	(in thousands)
Liability related to the Gold Stream Agreement	$21,002	$20,881
Liability related to the Silver Stream Agreement	23,930	22,585
Total liability	$44,932	$43,466

Periodic interest expense incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and a 6% discount rate. Interest expense is recorded to the Consolidated Statements of Operations and the gold and silver stream agreement liability on the Consolidated Balance Sheet.

The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including by failing to achieve commercial production by an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If the Company fails to do so, Osisko may elect to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko Bermuda Limited (“OBL”), a wholly-owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with Osisko, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2023. Subsequent to year end, the Company secured an amendment to the stream agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

The $20 million received from OBL through December 31, 2023 is shown as a long-term liability on the Consolidated Balance Sheet, along with an implied interest. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using an estimated gold price and a discount rate of 6%. As the remaining $30 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheet.

Gold Resource Corporation

Per the terms of the gold stream agreement, OBL will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 ounces of gold (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, OBL will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko. Please see Item 8. Financial Statements and Supplementary Data—Note 11. Commitments and Contingencies for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as of December 31, 2023. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2023. Subsequent to year end, the Company secured an amendment to the stream agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through December 31, 2023 is shown as a long-term liability on the Consolidated Balance Sheet and includes an implied interest rate. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using an estimated silver price and a discount rate of 6%. Please see Item 8. Financial Statements and Supplementary Data—Note 11. Commitments and Contingencies for additional information.

10. Reclamation and Remediation

The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2023 and 2022:

	2023	2022

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,949	$1,833
Foreign currency exchange loss	284	116
Reclamation liabilities – balance at end of period	2,233	1,949

Asset retirement obligation – balance at beginning of period (1)	8,417	1,279
Changes in estimate (1)	(1,221)	6,384
Liability for Aquila drillhole capping (2)	404	-
Accretion	689	668
Foreign currency exchange loss	1,273	86
Asset retirement obligation – balance at end of period	9,562	8,417
Total period end balance	$11,795	$10,366
(1)	In 2022, the Company updated its closure plan study, which resulted in a $6.4 million increase in the estimated liability and ARO asset. This increase is a result of formalizing a tailings storage facility closure plan, the addition of the dry stack facility and the filtration plant, and the increase of inflation in Mexico. In 2023, the Company updated its closure plan study to include current disturbances, which resulted in a $1.2 million decrease in the estimated liability and ARO asset.

Gold Resource Corporation

(2)	As of December 31, 2022, the Company reported the liability of $0.4 million to remediate exploration drill holes at the Back Forty Project in Michigan, USA in other non-current liabilities. As of March 31, 2023, this liability of $0.4 million was reclassified to non-current reclamation and remediation liabilities.

The Company’s undiscounted reclamation liabilities of $2.2 million and $1.9 million as of December 31, 2023 and 2022, respectively, are related to DDGM in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable Mineral Reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our property, plant, and mine development.

 The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in property, plant & mine development, post 2013 development stage status, which were discounted using a credit adjusted risk-free rate of 8%. As of December 31, 2023 and 2022, the Company’s asset retirement obligation related to the Don David Gold Mine in Mexico was $9.6 million and $8.4 million, respectively.

11. Commitments and Contingencies

As of December 31, 2023 and 2022, the Company had equipment purchase commitments aggregating approximately $0.8 million and $1.2 million, respectively.

Contingent Consideration

With the Aquila acquisition, the Company assumed a contingent consideration. On December 30, 2013, Aquila’s shareholders approved the acquisition of 100% of the shares of HudBay Michigan Inc. (“HMI”), a subsidiary of HudBay Minerals Inc. (“HudBay”), effectively giving Aquila 100% ownership in the Back Forty Project (the “HMI Acquisition”). Pursuant to the HMI Acquisition, HudBay’s 51% interest in the Back Forty Project was acquired in consideration for the issuance of common shares of Aquila, future milestone payments tied to the development of the Back Forty Project and a 1% net smelter return royalty on production from certain land parcels in the project. The issuance of shares and 1% net smelter obligations were settled before the Company acquired Aquila.

The contingent consideration is composed of the following:

The value of future installments is based on C$9 million tied to the development of the Back Forty project as follows:

a.	C$3 million payable on completion of any form of financing for purposes including the commencement of construction of Back Forty, up to 50% of the C$3 million can be paid, at the Company’s option in Gold Resource Corporation shares with the balance payable in cash;
b.	C$2 million payable in cash 90 days after the commencement of commercial production;
c.	C$2 million payable in cash 270 days after the commencement of commercial production, and;
d.	C$2 million payable in cash 450 days after the commencement of commercial production.

Initially, the company intended to pay the first C$3 million in 2023 to prevent HudBay’s 51% buy-back option in the Back Forty Project. Management later decided that it was more likely than not that HudBay would not exercise its buy-back option, and consequently, this amount was not paid. Additionally, since financing of the project is not expected in 2024, this liability was moved to long-term. As of the end of January 2024, by the contractual deadline, HudBay did not exercise its buy-back option, and thus, it is forfeited.

The total value of the contingent consideration at December 31, 2023 and 2022 was $3.5 million and $4.4 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future changes in the value of the contingent consideration is recognized in other expense, net, in the Consolidated Statements of Operations.

Gold Resource Corporation

The following table shows the change in the balance of the contingent consideration:

	2023	2022

	(in thousands)
Beginning Balance of contingent consideration:
Current contingent consideration	$2,211	$-
Non-current contingent consideration	2,179	4,603
	$4,390	$4,603

Change in value of contingent consideration	(842)	(213)

Ending Balance of contingent consideration:
Current contingent consideration	$-	$2,211
Non-current contingent consideration	3,548	2,179
	$3,548	$4,390

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

12. Shareholders’ Equity

On February 13, 2023, the Company announced the suspension of future quarterly dividends to protect our balance sheet and to focus capital resources on exploration and growth opportunities. Therefore, in the year ended December 31, 2023, the Company neither declared nor paid dividends. The Company declared and paid dividends of $3.5 million, or $0.04 per share, for the year ended December 31, 2022.

The Company’s At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019 (the “ATM Agreement”), pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million, was renewed in June 2023. During the year ended December 31, 2023, an aggregate of 195,872 shares of the Company’s common stock were sold through the ATM Agreement, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $0.1 million.

Gold Resource Corporation

13. Derivatives

Embedded Derivatives

Concentrate Sales

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Item 8. Financial Statements and Supplementary Data—Note 19. Fair Value Measurement for additional information.

The following table summarizes the Company’s unsettled sales contracts at December 31, 2023, with the quantities of metals under contract subject to final pricing occurring through February 2023:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	2,908	252,324	217	1,678	2,236
Average forward price (per ounce or tonne)	$1,983	23.45	8,337	2,151	2,499
Unsettled sales contracts value (in thousands)	$5,767	$5,917	$1,809	$3,609	$5,588	$22,690

Other Derivatives

Zinc zero cost collar

Derivative instruments that are not designated as hedging instruments are required to be recorded on the balance sheet at fair value. Changes in fair value impact the Company’s earnings through mark-to-market adjustments until the physical commodity is delivered or the financial instrument is settled. As of December 31, 2022, the hedge program concluded, but the Company may utilize similar programs in the future to manage near-term exposure to cash flow variability from metal prices.

Effective May 18, 2021, GRC entered into a Trading Agreement with Auramet International LLC that governs nonexchange traded, over-the-counter, spot, forward, and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies, and these contracts are not designated as hedging instruments. Due to the conclusion of the current program, in 2023, the Company had neither realized nor unrealized gains or losses, compared to a realized loss of $2.0 million and an unrealized gain of $1.8 million in 2022.

The Company manages credit risk by selecting counterparties that it believes to be financially strong, by entering into netting arrangements with counterparties, and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the creditworthiness of its counterparties, assigns appropriate credit limits, and monitors credit exposures against those assigned limits.

14. Employee Benefits

Effective October 2012, the Company adopted a profit-sharing plan (the “Plan”) which covers all U.S. employees. The Plan meets the requirements of a qualified retirement plan pursuant to the provisions of Section 401(k) of the Internal Revenue Code. The Plan also provides eligible employees the opportunity to make tax deferred contributions to a retirement trust account up to 90% of their qualified wages, subject to the IRS annual maximums.

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican

Gold Resource Corporation

law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Item 8. Financial Statements and Supplementary Data—Note 8. Accrued Expenses and Other Liabilities for additional information.

15. Stock-Based Compensation

The Company’s compensation program comprises three main elements: base salary, an annual short-term incentive plan (“STIP”) cash award, and long-term equity-based incentive compensation (“LTIP”) in the form of stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and deferred stock units (“DSUs”).

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, PSUs, and performance cash. Effective January 1, 2021, the Company’s Board of Directors, on the recommendation of the Compensation Committee, implemented a program to issue DSUs, which are qualifying instruments under the terms of the Company’s Incentive Plan, to eligible directors. Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the prior plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

The Company’s STIP provides for an annual cash bonus payable upon achievement of specified performance metrics for its management team. As of December 31, 2023, we accrued $0.8 million payable in cash related to the STIP program. As of December 31, 2022, we accrued $1.0 million related to the program.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options, RSUs, PSUs, and DSUs is as follows:

	For the year ended December 31,
	2023	2022

	(in thousands)
Stock options	$342	$646
Restricted stock units	537	631
Performance stock units	(168)	332
Deferred stock units	(30)	346
Total	$681	$1,955

The estimated unrecognized stock-based compensation expense from unvested options and RSUs, as of December 31, 2023, was nil and $0.7 million, respectively, and is expected to be recognized over the weighted average remaining periods of nil and 1.93 year, respectively. As DSUs are vested immediately at grant, the full amount of fair value is recognized as expense at the time of grant. In addition, a mark-to-market adjustment due to fluctuation of share price is recognized at the end of each period related to the DSUs. The fair value of the PSUs is recognized over their vesting period of three years, and similarly to the DSUs, a mark-to-market adjustment due to fluctuation of the share price, as well as due to changes in the performance, is recognized at the end of each period related to the proportionate number of units based on passage of time.

Gold Resource Corporation

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2023 and 2022 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,454,700	$4.62	4.58	$109
Granted	320,816	2.41
Exercised	(355,000)	1.31
Expired or Forfeited	(945,200)	7.78
Outstanding as of December 31, 2022	1,475,316	$2.90	7.38	$18
Expired or Forfeited	(634,704)	2.79
Outstanding as of December 31, 2023	840,612	$2.99	7.38	$-

Vested and exercisable as of December 31, 2023	593,740	$2.98	7.36	$-

During the years ended December 31, 2023 and 2022 stock options of nil and 320,816, respectively, were granted. The weighted-average fair value of options per share granted during the years ended December 31, 2023 and 2022 was nil and $1.06, respectively. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022, was nil and $0.1 million, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was nil and $1.0 million, respectively.

Stock options of nil and 355,000 were exercised during the years ended December 31, 2023 and December 31, 2022, respectively. The 2022 exercises were settled in cash.

The following table summarizes information about stock options outstanding at December 31, 2023:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.00 - $2.50	240,612	8.22	$2.41	160,407	$2.41
$2.51 -$5.00	600,000	7.04	$3.22	433,333	$3.19
	840,612	7.38	$2.99	593,740	$2.98

The assumptions used to determine the value of stock-based awards granted in 2022 under the Black-Scholes method are summarized below:

2022
Risk-free interest rate	2.13%
Dividend yield	1.66%
Expected volatility	56.39%
Expected life in years	5

Gold Resource Corporation

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2023 and 2022 is presented below:

	Restricted Stock Units	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (in years)
Nonvested as of December 31, 2021	105,799	$165	1.07
Granted	611,681
Vested but not redeemed (deferred)	(39,298)
Vested and redeemed	(80,169)
Forfeited	(22,465)
Nonvested as of December 31, 2022	575,548	$881	1.04
Granted	779,192
Vested but not redeemed (deferred)	(106,955)
Vested and redeemed	(100,057)
Vested and forfeited for net settlement	(30,181)
Forfeited	(270,292)
Nonvested as of December 31, 2023	847,255	$319	1.93

RSUs of 779,192 and 611,681 respectively, were granted during the years ended December 31, 2023 and 2022. The weighted-average fair value per share of RSUs granted during the years ended December 31, 2023 and 2022 was $0.92 and $1.97, respectively. The grant date fair value of RSUs is determined by the 20-day volume weighted average price of the Company’s common shares at grant date. The total intrinsic value of RSUs vested during the years ended December 31, 2023 and 2022 was $0.6 million and $0.3 million, respectively. During the years ended December 31, 2023 and 2022, 0.1 million and 39 thousand RSUs were deferred, respectively.

Performance Stock Units

A summary of PSU activity under the Incentive Plan for the years ended December 31, 2023 presented below:

	Performance Share Units	Liability Balance (in thousands)
Outstanding as of December 31, 2021	-	-
Granted	695,041
Outstanding as of December 31, 2022	695,041	332
Granted	534,890
Forfeited	(349,005)
Outstanding as of December 31, 2023	880,926	164

Starting in 2022, the Company’s Board of Directors approved granting performance share units to the Company’s management team. PSUs cliff vest in three years based on the relative total shareholder return of a predetermined peer group and are expected to be settled in cash. These awards contain a cash settlement feature and are therefore classified as liability and are marked to fair value each reporting period based on the relative total shareholder return of a predetermined peer group and the Company’s stock price. As of December 31, 2023 and 2022, the Company has liability of $0.2 million and $0.3 million, respectively, related to PSUs. As of December 31, 2023, of the $0.2 million liability, $0.1 million is short-term and expected to be paid out in 2024 according to the terms of the grant agreements.

PSUs of 534,890 and 695,041, respectively, were granted during the years ended December 31, 2023 and 2022, with weighted-average fair value of $0.90 and $1.99 per unit, respectively. The grant date fair value of PSUs is

Gold Resource Corporation

determined by the 20-day volume weighted average price of the Company’s common shares at grant date. No PSUs were vested nor redeemed during the years ended December 31, 2023 and 2022. and PSUs of 349,005 and nil, respectively, were forfeited during the years ended December 31, 2023 and 2022.

Deferred Stock Units

A summary of DSU activity under the Incentive Plan for the years ended December 31, 2023 is presented below:

	Deferred Stock Units	Liability Balance (in thousands)
Outstanding as of December 31, 2021	131,960	206
Granted	214,357
Granted in lieu of board fees	14,382
Outstanding as of December 31, 2022	360,699	552
Granted	278,663
Granted in lieu of board fees	108,011
Granted in lieu of executive bonus	212,407
Redeemed	(373,489)
Outstanding as of December 31, 2023	586,291	223

Effective January 1, 2021, the Company’s Board of Directors, on the recommendation of the Compensation Committee, implemented a program to issue deferred stock units to members of the Company’s Board of Directors. Additionally, members of the Board may elect, at the beginning of each year, that a portion of their board fees be paid in DSUs rather than in cash. DSUs are qualifying instruments under the terms of the Company’s Incentive Plan, and therefore, do not require additional shareholder approval. The vesting and settlement terms of the DSUs are determined by the Compensation Committee at the time the DSUs are awarded.

DSUs are vested immediately at grant and are redeemable in cash or shares—at the discretion of the Company—at the earlier of 10 years or upon the eligible directors’ termination and expected to be paid in cash. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. As of December 31, 2023 and 2022, the Company has $0.2 million and $0.6 million, respectively, of other non-current liability related to the DSUs, based on the fair value of the Company’s stock price.

DSUs of 278,663 and 214,357 were granted to the Board of Directors during the years ended December 31, 2023 and 2022, respectively. Additionally, DSUs of 108,011 and 14,382 were granted to the Board of Directors in lieu of board fees at their request during the years ended December 31, 2023 and 2022, respectively. DSUs of 212,407 and nil, respectively, were granted in lieu of executive bonuses during the years ended December 31, 2023 and 2022. The weighted-average grant date fair value per share of DSUs granted during the years ended December 31, 2023 and 2022 was $0.83 and $2.93, respectively. The grant date fair value of DSUs is determined by the 20-day volume weighted average price of the Company’s common shares at grant date. During the year ended December 31, 2022, no DSUs were redeemed or forfeited, and 373,489 and nil DSUs, respectively, were redeemed and forfeited during the year ended December 31, 2023.

Gold Resource Corporation

16. Zinc Zero Cost Collar

During the years ended December 31, 2023 and 2022, the realized and unrealized losses related to the Company’s Zinc Zero Cost Collar are the following:

	For the year ended December 31,
	2023	2022

	(in thousands)
Realized (gain) loss on zinc zero cost collar	$-	$2,014
Unrealized gain on zinc zero cost collar (1)	-	(1,844)
Total	$-	$170

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.

Effective May 18, 2021, GRC entered into Trading Agreement with Auramet International LLC that govern nonexchange traded, over-the-counter, spot, forward and option transactions on both a deliverable and non-deliverable basis involving various metals and currencies. In 2022, the Company had a realized loss of $2.0 million and an unrealized gain of $1.8 million related to the program. As of December 31, 2022, the current program concluded; therefore, in 2023, the Company had neither realized nor unrealized gains or losses related to the program. However, the Company may enter into similar zinc zero cost collar call and put options in the future. Please see Item 8. Financial Statements and Supplementary Data—Note 13. Derivatives in for additional information.

17. Other Expense, Net

During the years ended December 31, 2023 and 2022, other expense, net consisted of the following:

	For the year ended December 31,
	2023	2022

	(in thousands)
Unrealized currency exchange (gain) loss (1)	$(174)	$1,286
Realized currency exchange loss	860	121
Realized and unrealized loss (gain) from gold and silver rounds, net	(12)	(28)
Loss on disposal of fixed assets	13	330
Interest on streaming liabilities	1,466	906
Severance	1,619	688
Other expense (income)	(408)	985
Total	$3,364	$4,288

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.

18. Net Loss per Common Share

Basic loss per common share is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted Loss per common share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common stock during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s restricted stock units are considered to be dilutive.

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise prices of $2.99 were outstanding as of December 31, 2023 but had no dilutive effect due to the net loss. Options to purchase 1.5 million shares of common stock at weighted average exercise prices of $2.90 were outstanding as of December 31, 2022 but had no dilutive effect due to the net loss.

Gold Resource Corporation

Basic and diluted net loss per common share is calculated as follows:

	For the year ended
	December 31,
	2023	2022
Numerator:
Net loss (in thousands)	$(16,017)	$(6,321)

Denominator:
Basic and diluted weighted average common shares outstanding	88,514,243	88,368,250

Basic and diluted net loss per common share	$(0.18)	$(0.07)

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2023 and 2022:

	As of	As of
	December 31,	December 31,	Input Hierarchy Level
	2023	2022

	(in thousands)
Cash and cash equivalents	$6,254	$23,675	Level 1
Accounts receivable, net	$4,335	$5,085	Level 2
Investment in equity securities-Maritime	$1,596	$1,559	Level 1
Investment in equity securities-Green Light Metals	$3,698	$3,611	Level 3

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these

Gold Resource Corporation

provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. At December 31, 2023 and 2022, the Company had an unrealized gain of $0.3 million and $0.6 million, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments. Please see Item 8. Financial Statements and Supplementary Data—Note 13. Derivatives for additional information.

Investment in equity securities—Maritime: On September 22, 2022, Gold Resource Corporation invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp., ticker symbol MAE.V on TSX-V, in a private placement. The 47 million shares purchased represent less than 10% of the issued and outstanding shares of Maritime. As of both December 31, 2023 and 2022, the share price of Maritime was C$0.045.

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note receivable from Green Light Metals. The shares received represented approximately 28.5% ownership. Management chose to account for this investment using the fair value option; therefore, these securities are carried at fair value. As of December 31, 2023, the value of this equity investment was C$4.9 million (or $3.7 million). The value of the issued shares was determined to be C$0.40 per share, which was based on the significant unobservable input of recent Green Light Metals equity transactions. Through December 31, 2023, there have been no gains or losses on the value of the shares the Company received, other than some foreign exchange gain.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statements of Operations as shown in the following:

		For the year ended December 31,		Statements of Operations Classification
		2023	2022
	Note
Realized and unrealized derivative gain (loss), net	13	$(28)	$(363)	Sales, net
Realized gain (loss) on zinc zero cost collar	16	$-	$(2,014)	Realized and unrealized loss on zinc zero cost collar
Unrealized gain on zinc zero cost collar	16	$-	$1,844	Realized and unrealized loss on zinc zero cost collar

Realized/Unrealized Derivatives, net

The following tables summarize the Company’s realized/unrealized derivatives, net (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2023
Realized gain (loss)	$295	$334	$6	$174	$(511)	$298
Unrealized (loss) gain	(40)	(241)	4	(186)	137	(326)
Total realized/unrealized derivatives, net	$255	$93	$10	$(12)	$(374)	$(28)

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2022
Realized loss	$(79)	$-	$(127)	$(150)	$(364)	$(720)
Unrealized gain (loss)	136	$433	$7	$153	$(372)	357
Total realized/unrealized derivatives, net	$57	$433	$(120)	$3	$(736)	$(363)

Gold Resource Corporation

20. Supplementary Cash Flow Information

During the years ended December 31, 2023 and 2022, other operating adjustments and write-downs within the net cash provided by operations on the Consolidated Statements of Cash Flows consisted of the following:

	For the year ended December 31,
	2023	2022

	(in thousands)
Unrealized gain on gold and silver rounds	$(14)	$(63)
Unrealized foreign currency exchange (gain) loss	(174)	1,286
Loss on disposition of fixed assets	13	408
Increase (decrease) in reserve for inventory	382	(264)
Unrealized gain on zinc zero cost collar	-	(1,844)
Other	384	521
Total other operating adjustments	$591	$44

21. Segment Reporting

As of December 31, 2023, the Company has organized its operations into three geographic regions. The geographic regions include Oaxaca, Mexico, Michigan, U.S.A. and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. Intercompany revenue and expense amounts have been eliminated within each segment in order to report the net income (loss) on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Consolidated Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of December 31, 2023
Total current assets	$25,155	$116	$1,224	$26,495
Total non-current assets (1)	62,368	93,287	1,736	157,391
Total assets	$87,523	$93,403	$2,960	$183,886
Total current liabilities	$10,029	59	1,237	$11,325
Total non-current liabilities	12,559	62,792	517	75,868
Total shareholders' equity	64,935	30,552	1,206	96,693
Total liabilities and shareholders' equity	$87,523	$93,403	$2,960	$183,886

As of December 31, 2022
Total current assets	$38,032	$272	$7,795	$46,099
Total non-current assets (1)	69,269	92,927	1,803	163,999
Total assets	$107,301	$93,199	$9,598	$210,098
Total current liabilities	$20,035	$3,352	$1,295	$24,682
Total non-current liabilities	11,460	60,648	1,544	73,652
Total shareholders' equity	75,806	29,199	6,759	111,764
Total liabilities and shareholders' equity	$107,301	$93,199	$9,598	$210,098

(1)	In 2023, the total non-current assets included capital investments of $11.0 million in Oaxaca, Mexico, $0.4 million in Michigan, USA, and nil in Corporate and Other. In 2022, the total non-current assets included capital investments of $18.1 million in Oaxaca, Mexico, $0.1 million in Michigan, USA, and nil in Corporate and Other.

Gold Resource Corporation

The following table shows selected information from the Consolidated Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the year ended December 31, 2023
Sales, net	$97,728	-		$97,728
Total mine cost of sales, including depreciation	102,913	92	38	103,043
Exploration expense	4,167	1,642	-	5,809
Total other costs and expenses, including G&A	2,693	529	7,406	10,628
Income tax benefit	(4,767)	(695)	(273)	(5,735)
Net loss	$(7,278)	$(1,568)	$(7,171)	$(16,017)

For the year ended December 31, 2022
Sales, net	$138,724	$-	$-	$138,724
Total mine cost of sales, including depreciation	108,863	75	38	108,976
Exploration expense	4,244	8,805	-	13,049
Total other costs and expenses, including G&A	2,741	1,415	10,305	14,461
Income tax provision (benefit)	8,061	(1,123)	1,621	8,559
Net income (loss)	$14,815	$(9,172)	$(11,964)	$(6,321)

Gold Resource Corporation

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and concluded that the Company has maintained effective internal control over financial reporting as of December 31, 2023 based on the COSO criteria.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the fourth quarter of our year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Gold Resource Corporation

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item is incorporated by reference from the information to be contained in our Proxy Statement for the 2024 Annual Meeting of Shareholders (“2024 Proxy Statement”), which we will file within 120 days after the end of our fiscal year ended December 31, 2023.

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

Item 11.Executive Compensation

The information required by this item is incorporated by reference from the information to be contained in our 2024 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information to be contained in our 2024 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information to be contained in our 2024 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information to be contained in our 2024 Proxy Statement.

Gold Resource Corporation

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

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

3.1.3

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on June 4, 2021 (incorporated by reference from Exhibit 3.1.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2023).

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

Gold Resource Corporation

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

10.9

At-The-Market Offering Agreement dated November 29, 2019 between the Company and H.C. Wainwright & Co., LLC (incorporated by reference from Exhibit 1.1 to the Company’s Registration Statement on Form S-3 filed with the SEC on November 29, 2019).

10.10

Employment Agreement dated December 31, 2020 between Gold Resource Canada Corporation and Allen Palmiere (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2020).

10.11

Employment Agreement dated May 12, 2021 between Gold Resource Canada Corporation and Alberto Reyes (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.12*	Employment Agreement dated August 2, 2023 between Gold Resource Canada Corporation and Chet Holyoak.

10.13

Arrangement Agreement by and among Gold Resource Corporation, Gold Resource Acquisition Sub, Inc. and Aquila Resources Inc. dated October 5, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

10.14	Aquila and Osisko - Amended and Restated Gold Purchase Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

10.15	Aquila and Osisko - Amended and Restated Silver Purchase Agreement (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

21*	Subsidiaries of the Company.

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

23.2*	Consent of Qualified Person.

23.3*	Consent of Qualified Person.

23.4*	Consent of Qualified Person.

23.5*	Consent of Qualified Person.

23.6*	Consent of Qualified Person.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

Gold Resource Corporation

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.
96.1

Technical Report Summary for the Back Forty Mine Project dated September 30, 2023 (incorporated by reference from Exhibit 96 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2023).

96.2*	Technical Report Summary for the Don David Gold Mine dated December 31, 2023.

97.1*	Policy for Recoupment of Executive Compensation effective July 26, 2023.
101*

The following financial statements from the Annual Report on Form 10-K for the year ended December 31, 2023 are furnished herewith, formatted in inline XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document).
*	filed herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: March 27, 2024	/s/ Allen Palmiere
By: Allen Palmiere, Chief Executive Officer, President and Director

Gold Resource Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Palmiere	Chief Executive Officer, President and Director	March 27, 2024
Allen Palmiere	(Principal Executive Officer)

/s/ Chet Holyoak	Chief Financial Officer	March 27, 2024
Chet Holyoak	(Principal Financial and Accounting Officer)

/s/ Ron Little	Director	March 27, 2024
Ron Little

/s/ Lila Murphy	Director	March 27, 2024
Lila Murphy

Gold Resource Corporation