Form 10-Q
period 2024-03-31
GOLD RESOURCE CORP
filed 2024-05-02
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 90,791,436 shares of common stock outstanding as of May 1, 2024.

GOLD RESOURCE CORPORATION

FORM 10-Q

Processing Plant at Night

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

FIRST QUARTER 2024 HIGHLIGHTS

Highlights for the three months ended March 31, 2024 are summarized below and discussed further under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Corporate and Financial

●	The Company has $5.7 million in cash as of March 31, 2024, and zero debt.
●	Net loss was $4.0 million or $0.05 per share for the quarter, which was after $0.9 million in expenses for the Don David Gold Mine (“DDGM”) exploration development and underground drilling.
●	Working capital was $13.6 million as of March 31, 2024.
●	Total cash cost after co-product credits for the quarter was $1,667 per gold equivalent (“AuEq”) ounce and total all-in sustaining cost (“AISC”) after co-product credits for the quarter was $2,295 per AuEq ounce. (See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures for a reconciliation of non-GAAP measures to applicable GAAP measures).

Don David Gold Mine

●	In the first quarter of 2024, DDGM produced and sold a total of 5,965 gold equivalent ounces, comprised of 3,557 gold ounces and 216,535 silver ounces at an average sales price per ounce of $2,094 and $23.29, respectively.
●	The underground diamond drilling program progressed as planned and on schedule during the first quarter, using two drill rigs with continued positive results. During the first quarter, infill drilling focused mainly on upgrading inferred resources to the measured and indicated resource categories with a specific focus on the recently discovered Three Sisters and Gloria vein systems. Infill drilling during the first quarter was successful in identifying and defining high-grade ore shoots specifically in the Sandy 1 and Sandy 2 veins of the Three Sisters system. Grade control drilling continued on veins scheduled for production in both the Arista and Switchback systems.
●	There were no lost time incidents during the quarter, resulting in a year-to-date Lost Time Injury Frequency Rate (“LTIFR”) safety record of zero. Safety at Gold Resource Corporation is paramount. Even with a good track record at DDGM, the Company continues to strive each quarter for improved measures, awareness, and training.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		March 31,	December 31,
	Note	2024	2023
ASSETS
Current assets:
Cash and cash equivalents		$5,662	$6,254
Accounts receivable, net		4,161	4,335
Inventories, net	4	9,849	9,294
Prepaid expenses and other current assets	6	6,033	6,612
Total current assets		25,705	26,495
Property, plant, and mine development, net	7	135,775	138,626
Deferred tax assets, net	5	15,569	13,301
Other non-current assets	8	5,669	5,464
Total assets		$182,718	$183,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$9,082	$8,378
Mining royalty taxes payable, net		1,462	1,199
Accrued expenses and other current liabilities	9	1,555	1,748
Total current liabilities		12,099	11,325
Reclamation and remediation liabilities	11	12,128	11,795
Gold and silver stream agreements liability	10	46,341	44,932
Deferred tax liabilities, net	5	13,926	14,077
Contingent consideration	12	3,598	3,548
Other non-current liabilities	9	1,851	1,516
Total liabilities		89,943	87,193

Commitments and contingencies	12

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,790,474 and 88,694,038 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively		89	89
Additional paid-in capital		112,073	111,970
Accumulated deficit		(12,332)	(8,311)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		92,775	96,693
Total liabilities and shareholders’ equity		$182,718	$183,886

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended
		March 31,
	Note	2024	2023

Sales, net	3	$18,702	$31,228
Cost of sales:
Production costs		16,108	19,850
Depreciation and amortization		4,210	7,254
Reclamation and remediation		553	195
Total cost of sales		20,871	27,299
Mine gross (loss) profit		(2,169)	3,929
Costs and expenses:
General and administrative expenses		901	1,193
Mexico exploration expenses		899	1,389
Michigan Back Forty Project expenses		205	450
Stock-based compensation	16	219	597
Other expense, net	17	1,515	1,469
Total costs and expenses		3,739	5,098
Loss before income taxes		(5,908)	(1,169)
Income taxes benefits	5	(1,887)	(134)
Net loss		$(4,021)	$(1,035)
Net loss per common share:
Basic and diluted net loss per common share	18	$(0.05)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	18	88,707,430	88,405,935

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended March 31, 2024 and 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	273	-	-	-	273
Common stock issued for vested restricted stock units	88,570	-	-	-	-	-	-
Surrender of stock for taxes due on vesting	(18,137)	-	(11)	-	-	-	(11)
Net loss	-	-	-	(1,035)	-	-	(1,035)
Balance, March 31, 2023	88,804,940	$89	$111,286	$6,671	$(5,884)	$(1,171)	$110,991

Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693
Stock-based compensation		-	128	-	-	-	128
Common stock issued for vested restricted stock units	160,736	-	-	-	-	-	-
Surrender of stock for taxes due on vesting	(64,300)	-	(25)	-	-	-	(25)
Net loss		-	-	(4,021)	-	-	(4,021)
Balance, March 31, 2024	89,126,872	$89	$112,073	$(12,332)	$(5,884)	$(1,171)	$92,775

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the three months ended March 31,
	Note	2024	2023
Cash flows from operating activities:
Net loss		$(4,021)	$(1,035)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit		(2,132)	(715)
Depreciation and amortization		4,582	7,276
Stock-based compensation		219	597
Other operating adjustments, net	20	(230)	631
Changes in operating assets and liabilities:
Accounts receivable		174	(49)
Inventories		(211)	1,741
Prepaid expenses and other current assets		596	1,390
Other non-current assets		104	(42)
Accounts payable and other accrued liabilities		2,229	(4,514)
Cash settled liability awards		(67)	-
Mining royalty and income taxes payable, net		239	(4,256)
Net cash provided by operating activities		1,482	1,024

Cash flows from investing activities:
Capital expenditures		(1,994)	(3,136)
Net cash used in investing activities		(1,994)	(3,136)

Cash flows from financing activities:
Other financing activities		(25)	(16)
Net cash used in financing activities		(25)	(16)
Effect of exchange rate changes on cash and cash equivalents		(55)	(127)

Net decrease in cash and cash equivalents		(592)	(2,255)
Cash and cash equivalents at beginning of period		6,254	23,675
Cash and cash equivalents at end of period		$5,662	$21,420

Supplemental Cash Flow Information
Income and mining taxes paid		$66	$4,501
Non-cash investing or financing activities
Value of Common Shares issued for RSU Redemption		$37	$-
Balance of capital expenditures in accounts payable		$295	$1,303

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2024
(Unaudited)

1. Basis of Preparation of Financial Statements

The Condensed Consolidated Interim Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules. However, the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements do not necessarily indicate the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K (the “2023 Annual Report”). The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the 2023 Annual Report.

2. New Accounting Pronouncements

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

3. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended March 31,
	2024	2023

	(in thousands)
Doré sales, net
Gold	$24	$1,725
Silver	1	69
Less: Refining charges	(6)	(25)
Total doré sales, net	19	1,769
Concentrate sales
Gold	7,399	10,622
Silver	5,068	6,573
Copper	2,241	2,994
Lead	1,364	2,965
Zinc	4,122	9,551
Less: Treatment and refining charges	(1,577)	(3,159)
Total concentrate sales, net	18,617	29,546
Realized gain - embedded derivative, net (1)	23	634
Unrealized gain (loss) - embedded derivative, net	43	(721)
Total sales, net	$18,702	$31,228
(1)	Copper, lead, and zinc are co-products. In the Realized (loss) gain - embedded derivative, net, there is $22 thousand gain and a $0.4 million gain, respectively, related to the co-products for the three months ended March 31, 2024 and 2023.

4. Inventories, net

At March 31, 2024 and December 31, 2023, inventories, net, consisted of the following:

	As of	As of
	March 31,	December 31,
	2024	2023

	(in thousands)
Stockpiles - underground mine	$467	$534
Concentrates	2,669	1,768
Doré, net	171	169
Subtotal - product inventories	3,307	2,471
Materials and supplies (1)	6,542	6,823
Total	$9,849	$9,294
(1)	Net of reserve for obsolescence of $0.5 million both as of March 31, 2024 and December 31, 2023.

5. Income Taxes

The Company recorded an income tax benefit of $1.9 million for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recorded an income tax benefit of $0.1 million. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%, and a

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

5% withholding tax applies to dividends received from Mexico. Income in Mexico is taxed at 37.5% (30% income tax and 7.5% mining tax), and Canada’s income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. and Canadian jurisdictions do not currently generate taxable income.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 0.5% on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax generally applies to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no corporate deductions related to depreciable costs from operational fixed assets. However, prospecting and exploration expenses are amortized using a 10% rate in a 10-year straight line. Both duties are tax deductible for income tax purposes. As a result, our effective tax rate applicable to the Company’s Mexican operations is higher than Mexico’s statutory rate.

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. as dividends, which are subject to a 10% Mexico withholding tax, unless otherwise provided per a tax treaty. The current U.S.-Mexico tax treaty limits the dividend withholding tax between these countries to 5%, as long as specific requirements are met. Based on the Company’s understanding that it meets these requirements, the Company pays a 5% withholding tax on dividends paid from Mexico. The estimated annual effective tax rate reflects the impact of the planned annual dividends for 2023. As of March 31, 2024, the Company recorded a $0.1 million deferred tax liability related to the 5% withholding tax on funds available for transfer to the U.S. as dividends in the future are no longer deemed to be permanently reinvested in Mexico. If these funds are distributed to the U.S. from Mexico in the future, at that time, they will be subject to the 5% dividend withholding tax payment upon distribution.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $19.9 million) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system, if necessary, to ensure that these adjustments are removed. Management believes the position taken on the 2015 income tax return meets the more likely than not threshold and that as of March 31, 2024 and December 31, 2023, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax (benefit) provision.

6. Prepaid Expenses and Other Current Assets

At March 31, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2024	2023

	(in thousands)
Advances to suppliers	$148	$266
Prepaid insurance	487	1,103
Prepaid income tax	4,651	4,589
Other current assets	747	654
Total	$6,033	$6,612

Prepaid income tax

Mexican tax statutes specify that the current year tax prepayments be calculated based on a coefficient for prior year earnings, regardless of current year results. Starting in the third quarter of each year, these same statutes allow companies

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

to request a reduction of the coefficient, which adjusts for losses experienced in the current year. During 2023, DDGM had to prepay approximately $76 million pesos ($5 million) despite of the losses for the year. In 2024, these overpayments can be used to offset the required 2024 tax prepayments, and as a result, no income tax payments are expected in 2024.

Other current assets

A value added (“IVA”) tax in Mexico is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of March 31, 2024, this resulted in an asset balance of $0.3 million, included in Other current assets.

7. Property, Plant, and Mine Development, net

At March 31, 2024 and December 31, 2023, Property, Plant, and Mine Development, net consisted of the following:

	As of	As of
	March 31,	December 31,
	2024	2023

	(in thousands)
Asset retirement costs (“ARO asset”)	$6,227	$6,227
Construction-in-progress	429	243
Furniture and office equipment	1,783	1,781
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,118	2,126
Machinery and equipment	42,981	42,887
Mill facilities and infrastructure	36,396	36,396
Mine development	117,023	115,230
Software and licenses	1,554	1,554
Subtotal	297,087	295,020
Accumulated depreciation and amortization	(161,312)	(156,394)
Total	$135,775	$138,626

The Company recorded depreciation and amortization expense of $4.2 million and $7.3 million for the three months ended March 31, 2024 and 2023, respectively.

8. Other Non-current Assets

At March 31, 2024 and December 31, 2023, other non-current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2024	2023

	(in thousands)
Investment in Maritime	$1,909	$1,596
Investment in Green Light Metals	3,618	3,698
Other non-current assets	142	170
Total	$5,669	$5,464

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Investment in Maritime

On September 22, 2022, the Company invested 2.4 million Canadian Dollar (“C$”) (or $1.7 million) in the common shares of Maritime Resources Corp; the 47 million shares purchased represented 9.9% of the issued and outstanding shares of Maritime. As of March 31, 2024, the shares owned represent 7.9% of the issued and outstanding common shares of Maritime. As of March 31, 2024 and December 31, 2023, the fair value of the investment was $1.9 and $1.6 million, respectively.

Investment in Green Light Metals

On December 28, 2022, Gold Resource Corporation received 12.25 million common shares of Green Light Metals as a settlement for a promissory note receivable acquired with the Aquila Resources Inc. (“Aquila”) acquisition. This represented approximately 28.5% ownership in Green Light Metals at the time. As of March 31, 2024 and December 31, 2023, the fair value of this equity investment was $3.6 million and $3.7 million, respectively.

9. Accrued Expenses and Other Liabilities

At March 31, 2024 and December 31, 2023, accrued expenses and other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2024	2023

	(in thousands)
Accrued royalty payments	$732	$726
Share-based compensation liability - current	72	67
Employee profit sharing obligation	67	67
Other payables	684	888
Total accrued expenses and other current liabilities	$1,555	$1,748

Accrued non-current labor obligation	$1,504	$1,167
Share-based compensation liability	339	320
Other long-term liabilities	8	29
Total other non-current liabilities	$1,851	$1,516

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Company’s Gold and Silver Stream Agreements with Osisko Bermuda Limited (“OBL”), a wholly owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), as of March 31, 2024 and December 31, 2023:

	As of	As of
	March 31,	December 31,
	2024	2023

	(in thousands)
Liability related to the Gold Stream Agreement	$21,553	$21,002
Liability related to the Silver Stream Agreement	24,788	23,930
Total liability	$46,341	$44,932

Periodic interest expense is incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and a 6% discount rate. Interest expense is recorded to the Condensed Consolidated Statements of Operations and the gold and silver stream agreement liability on the Condensed Consolidated Interim Balance Sheets.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including by failing to achieve commercial production by an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with OBL. If the Company fails to do so, OBL may elect to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with OBL, pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with OBL, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2024. In March 2024, the Company secured an amendment to the stream agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

The $20 million received from OBL through March 31, 2024 is shown as a long-term liability on the Condensed Consolidated Interim Balance Sheets, along with an implied interest. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using an estimated gold price and a discount rate of 6%. As the remaining $30 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Condensed Consolidated Interim Balance Sheets.

Per the terms of the gold stream agreement, OBL will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 ounces of gold (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, OBL will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from OBL. Please see Note 12—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as of March 31, 2024. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2024. In March 2024, the Company secured an amendment to the stream agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through March 31, 2024 is shown as a long-term liability on the Condensed Consolidated Interim Balance Sheets and includes an implied interest rate. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using an estimated silver

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

price and a discount rate of 6%. Please see Note 12—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2024 and the year ended December 31, 2023:

	2024	2023

	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,233	$1,949
Foreign currency exchange loss	29	284
Reclamation liabilities – balance at end of period	2,262	2,233

Asset retirement obligation – balance at beginning of period (1)	9,562	8,417
Changes in estimate (1)	-	(1,221)
Liability for Aquila drillhole capping	-	404
Accretion	181	689
Foreign currency exchange loss	123	1,273
Asset retirement obligation – balance at end of period	9,866	9,562
Total period end balance	$12,128	$11,795

(1)	In 2023, the Company updated its closure plan study, which resulted in a $1.2 million decrease in the estimated liability and asset retirement costs.

The Company’s undiscounted reclamation liabilities of $2.3 million and $2.2 million as of March 31, 2024 and December 31, 2023, respectively, are related to the Don David Gold Mine in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our property, plant, and mine development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant, and Mine Development, post-2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of March 31, 2024 and December 31, 2023, the Company’s asset retirement obligation was $9.9 million and $9.6 million, respectively, primarily related to the Don David Gold Mine in Mexico.

12. Commitments and Contingencies

Commitments

As of March 31, 2024 and December 31, 2023, the Company has equipment purchase commitments of approximately $0.9 million and $0.8 million, respectively.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The contingent consideration is composed of the following:

The value of future installments is based on C$9 million tied to the development of the Back Forty project as follows:

a.	C$3 million payable on completion of any form of financing for purposes including the commencement of construction of Back Forty, up to 50% of the C$3 million can be paid, at the Company’s option in Gold Resource Corporation shares with the balance payable in cash;
b.	C$2 million payable in cash 90 days after the commencement of commercial production;
c.	C$2 million payable in cash 270 days after the commencement of commercial production, and;
a.	C$2 million payable in cash 450 days after the commencement of commercial production.

Initially, the Company intended to pay the first C$3 million in 2023 to prevent HudBay’s 51% buy-back option in the Back Forty Project. Management later decided that it was more likely than not that HudBay would not exercise its buy-back option, and consequently, this amount was not paid. Additionally, since financing of the project is not expected in 2024, this liability was reclassified to long-term. As of the end of January 2024, by the contractual deadline, HudBay did not exercise its buy-back option, and thus, it is forfeited.

The total value of the contingent consideration as of March 31, 2024 and December 31, 2023 was $3.6 million and $3.5 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Condensed Consolidated Statements of Operations.

The following table shows the change in the balance of the contingent consideration for the three months ended March 31, 2024 and the year ended December 31, 2023:

	2024	2023

	(in thousands)
Beginning Balance of contingent consideration:
Current contingent consideration	$-	$2,211
Non-current contingent consideration	3,548	2,179
	$3,548	$4,390

Change in value of contingent consideration - Current	-	(2,211)
Change in value of contingent consideration - Non-current	50	1,369

Ending Balance of contingent consideration:
Current contingent consideration	$-	$-
Non-current contingent consideration	3,598	3,548
	$3,598	$3,548

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

With the acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the gold and silver stream agreements with OBL. Under the agreements, OBL deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that our subsidiary defaults under the stream agreements, including failing to achieve commercial production at a future date, it may be required to repay the

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

deposit plus accumulated interest at a rate agreed with OBL. If it fails to do so, OBL may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

13. Shareholders’ Equity

The Company’s At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019 (the “ATM Agreement”), pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million, was renewed in June 2023. During both the three months ended March 31, 2024 and 2023, there were no shares of the Company’s common stock sold through the ATM Agreement. Subsequent to end of the first quarter, through May 2, 2024, an aggregate of 1,977,401 shares of the Company’s common stock were sold and settled through the ATM Agreement for net proceeds to the Company of $1.1 million, after deducting the Agent’s commissions and other expenses.

14. Derivatives

Embedded Derivatives

Concentrate Sales

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and sales to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note—19 Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information on the realized and unrealized gain (loss) recorded to adjust accounts receivable and revenue.

The following table summarizes the Company’s unsettled sales contracts at March 31, 2024 with the quantities of metals under contract subject to final pricing expected to occur through June 2024:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	3,947	276,297	263	1,425	1,771
Average forward price (per ounce or tonne)	$2,070	$23.37	$8,518	$2,069	$2,453
Unsettled sales contracts value (in thousands)	$8,170	$6,457	$2,240	$2,948	$4,344	$24,159

The Company manages credit risk by entering into arrangements with counterparties believed to be financially strong, and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the implicit creditworthiness of its counterparties, and monitors credit exposures.

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

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PTU, which differs from profit determined under U.S. GAAP. Please see Note 9—Accrued Expenses and Other Liabilities in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

16. Stock-Based Compensation

The Company’s compensation program comprises three main elements: (1) base salary, (2) an annual short-term incentive plan (“STIP”) award which may be in the form of cash or Deferred Share Units (“DSUs”) with immediate vesting, and (3) long-term equity-based incentive compensation (“LTIP”) in the form of Performance Share Units (“PSUs”), Restricted Share Units (“RSUs”), and stock options.

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, PSUs, and DSUs.

The Company’s STIP for its management team provides annual award, which may be settled as a cash payable through the issuance of fully vested equity awards (such as fully vested stock grants or DSUs), or a combination of cash and stock awards (DSUs), upon achievement of specified performance metrics. As of March 31, 2024, the Company has a $0.8 million liability accrued for the 2023 and 2024 bonuses.

No stock options were granted, exercised, or forfeited during the three months ended March 31, 2024 and 2023.

No RSUs were granted during the three months ended March 31, 2024. RSUs of 612,059 were granted during the three months ended March 31, 2023. During the three months ended March 31, 2024, a total of 294,993 RSUs vested, for which 96,436 common shares were issued, with a fair value of $31,091. During the three months ended March 31, 2024, RSUs of 64,300 were withheld for taxes due to net settlement, and 134,257 RSUs were deferred. During the three months ended March 31, 2023, a total of 195,525 RSUs vested, from which 88,570 RSUs were redeemed, issuing 70,433 common shares with a fair value of $61,981. During the three months ended March 31, 2023, RSUs of 106,955 were deferred.

No PSUs were granted during the three months ended March 31, 2024. PSUs of 534,890 were granted during the three months ended March 31, 2023. PSUs cliff vest usually in three years based on the relative and absolute total shareholder return of a predetermined peer group and are expected to be settled in cash. During the three months ended March 31, 2024, 201,258 PSUs were paid out in cash of $0.1 million. No PSUs were paid out during the three months ended March 31, 2023.

During the three months ended March 31, 2024, no PSUs were forfeited due to employee terminations. There were 38,269 PSUs forfeitures during the same period in 2023. As of March 31, 2024 and 2023, the current liability balances related to PSUs were $0.1 million and $0.2 million, respectively, and the non-current liability balances related to PSUs were $0.1 million and $0.1 million, respectively.

DSUs of nil and 278,663, respectively, were granted to the Board of Directors during the three months ended March 31, 2024 and 2023, respectively. DSUs are vested immediately and redeemable in cash or shares at the earliest of 10 years or upon the eligible directors’ termination. Termination is deemed to occur on the earliest of: (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to market each reporting period.

The Company may also issue DSUs for directors in lieu of board fees at their request. During the three months ended March 31, 2024 and 2023 DSUs of 64,584 and 13,649, respectively, were granted in lieu of board fees that are also subject to mark-to-market adjustment. During the three months ended March 31, 2024 and 2023, DSUs of nil and 212,407, respectively, were granted in lieu of executive bonuses. There were no DSU redemptions during the three months ended March 31, 2024 and 2023.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

As of March 31, 2024 and 2023, the non-current liability balances related to DSUs were $0.3 million and $0.9 million, respectively. For the three months ended March 31, 2024, the changes in liabilities related to DSUs resulted in $0.1 million and $0.4 million, respectively, to stock-based compensation expense, respectively.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended March 31,
	2024	2023

	(in thousands)
Stock options	$22	$120
Restricted stock units	106	153
Performance stock units	34	(33)
Deferred stock units	57	357
Total	$219	$597

17. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended March 31,
	2024	2023

	(in thousands)
Unrealized currency exchange (gain) loss (1)	$(54)	$453
Realized currency exchange loss	103	176
Realized and unrealized gain from gold and silver rounds, net	(8)	(9)
Interest on streaming liabilities	1,409	274
Severance	359	610
Other (income)	(294)	(35)
Total	$1,515	$1,469

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 19—Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

18. Net Loss per Common Share

Basic net income per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s RSUs are anti-dilutive due to the Company’s net loss for the period. Since PSUs and DSUs are expected to be cash settled, they are not included in the dilutive calculation.

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise price of $2.99 were outstanding as of March 31, 2024, but had no dilutive effect due to the net loss for the period. Options to purchase 1.5 million shares of common stock at a weighted average exercise price of $2.90 were outstanding as of March 31, 2023 but had no dilutive effect due to the net loss for the period.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Basic and diluted net income per common share is calculated as follows:

	For the three months ended
	March 31,
	2024	2023
Numerator:
Net loss (in thousands)	$(4,021)	$(1,035)

Denominator:
Basic and diluted weighted average common shares outstanding	88,707,430	88,405,935

Basic and diluted net loss per common share	$(0.05)	$(0.01)

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	As of	As of
	March 31,	December 31,	Input Hierarchy Level
	2024	2023

	(in thousands)
Cash and cash equivalents	$5,662	$6,254	Level 1
Accounts receivable, net	$4,161	$4,335	Level 2
Investment in equity securities-Maritime	$1,909	$1,596	Level 1
Investment in equity securities-Green Light Metals	$3,618	$3,698	Level 3

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, approximating fair value.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date.

At March 31, 2024 and December 31, 2023, the Company had an unrealized gain of $0.3 million and an unrealized gain of $0.3 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments on the embedded derivatives. Please see Note 14—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Investment in equity securities—Maritime: On September 22, 2022, Gold Resource Corporation invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. (“Maritime”), ticker symbol MAE.V on TSX-V, in a private placement. The 47 million shares purchased represent less than 10% of the issued and outstanding shares of Maritime. As of March 31, 2024, the share price of Maritime was C$0.055, compared to C$0.045 as of December 31, 2023; therefore, an unrealized gain of $0.3 million was recorded.

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note receivable from Green Light Metals. The shares received represented approximately 28.5% ownership at the time. Management chose to account for this investment using the fair value option; therefore, these securities are carried at fair value. As of March 31, 2024, the value of this equity investment was C$4.9 million ($3.6 million). The value of the issued shares was determined to be C$0.40 per share, which was based on the significant unobservable input of Green Light Metals equity transactions. For the three months ended March 31, 2024, there have been no gains or losses on the value of the shares the Company received, other than an immaterial foreign exchange loss.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Interim Statements of Operations, as shown in the following table (in thousands):

		For the three months ended March 31,		Statements of Operations Classification
		2024	2023
	Note
Realized and unrealized derivative gain (loss), net	14	$66	$(87)	Sales, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2024
Realized gain (loss)	$28	$(27)	$12	$(44)	$54	$23
Unrealized gain (loss)	112	80	(2)	59	(206)	43
Total realized/unrealized derivatives, net	$140	$53	$10	$15	$(152)	$66

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2023
Realized gain	$114	$149	$54	$94	$223	$634
Unrealized loss	(37)	(271)	(10)	(103)	(300)	(721)
Total realized/unrealized derivatives, net	$77	$(122)	$44	$(9)	$(77)	$(87)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

20. Supplementary Cash Flow Information

Other operating adjustments and write-downs within the net cash provided by operations on the Condensed Consolidated Interim Statements of Cash Flows for the three months ended March 31, 2024 and 2023 consisted of the following:

	For the three months ended March 31,
	2024	2023

	(in thousands)
Unrealized gain on gold and silver rounds	$(8)	$(9)
Unrealized foreign currency exchange (gain) loss	(54)	453
Other	(168)	187
Total other operating adjustments, net	$(230)	$631

21. Segment Reporting

As of March 31, 2024, the Company has organized its operations into three geographic regions: Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. The Company does not have any intersegment revenue, and all intercompany transactions have been eliminated within each segment in order to report the net income (loss) on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Condensed Consolidated Interim Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of March 31, 2024
Total current assets	$25,079	$71	$555	$25,705
Total non-current assets (1)	61,813	93,178	2,022	157,013
Total assets	$86,892	$93,249	$2,577	$182,718
Total current liabilities	$10,712	$52	$1,335	$12,099
Total non-current liabilities	13,229	64,096	519	77,844
Total shareholders’ equity	62,951	29,101	723	92,775
Total liabilities and shareholders’ equity	$86,892	$93,249	$2,577	$182,718

As of December 31, 2023
Total current assets	$25,155	$116	$1,224	$26,495
Total non-current assets (1)	62,368	93,287	1,736	157,391
Total assets	$87,523	$93,403	$2,960	$183,886
Total current liabilities	$10,029	$59	$1,237	$11,325
Total non-current liabilities	12,559	62,792	517	75,868
Total shareholders’ equity	64,935	30,552	1,206	96,693
Total liabilities and shareholders’ equity	$87,523	$93,403	$2,960	$183,886
(1)	In 2024, the total non-current assets included capital investments of $2.1 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other. In 2023, the total non-current assets included capital investments of $11.0 million in Oaxaca, Mexico, $0.4 million in Michigan, USA, and nil in Corporate and Other.

The following table shows selected information from the Condensed Consolidated Interim Statements of Operations relating to the Company’s segments (in thousands):

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the three months ended March 31, 2024
Sales, net	$18,702	-	-	$18,702
Total mine cost of sales, including depreciation	20,835	28	8	20,871
Exploration expense	899	205	-	1,104
Total other costs and expenses, including G&A	300	1,538	797	2,635
Income tax (benefit) provision	(1,803)	(154)	70	(1,887)
Net loss	$(1,529)	$(1,617)	$(875)	$(4,021)

For the three months ended March 31, 2023
Sales, net	$31,228	$-	$-	$31,228
Total mine cost of sales, including depreciation	26,660	14	625	27,299
Exploration expense	1,389	450	-	1,839
Total other costs and expenses, including G&A	631	244	2,384	3,259
Income tax provision (benefit)	50	(222)	38	(134)
Net income (loss)	$2,498	$(486)	$(3,047)	$(1,035)

22. Subsequent Events

Subsequent to end of the first quarter, through May 2, 2024, an aggregate of 1,977,401 shares of the Company’s common stock were sold and settled through the ATM Agreement for net proceeds to the Company of $1.1 million, after deducting the Agent’s commissions and other expenses.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) for the three months ended March 31, 2024 and compares those results with the three months ended March 31, 2023. It also analyzes the Company’s financial condition as of March 31, 2024, and compares it to the financial condition as of December 31, 2023. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes contained in the 2023 Annual Report.

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

Review of Strategic Alternatives

Notwithstanding the technical successes noted above, in light of the continued challenges facing the Company, the Company’s Board of Directors has decided to initiate a formal review process, with the assistance of outside financial and legal advisors, to evaluate strategic alternatives for the Company. The comprehensive process is underway and will evaluate a broad range of options to maximize shareholder value, including a potential sale or merger of the Company.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Removing Loose Rock

DDGM is focused on safety, efficiency, and cost-saving initiatives, while emphasizing strong leadership and collaboration. The safety efforts have resulted in zero lost time injuries for the quarter. Leadership training programs have been successfully implemented, empowering leaders to enhance team productivity and safety. Union leaders and contractors continue to actively participate in safety programs, fostering a cooperative work community.

Processing plant throughput was reduced to cope with a variation in the make-up water quality supplied from the tailings storage facility decant pond. Preparations during the quarter for the closure of the tailings storage facility reduced the make-up water supply to the plant, which in turn affected pH levels in that water supplied to the three floatation circuits. Each circuit operates optimally at a different pH (6-6.5 slightly acidic and 10.5-11 highly alkaline); however, during the transition to a smaller tailings decant pond as part of the closure preparations, controlling the pH levels became a challenge. This resulted in the use of additional reagents to control pH levels, and due to the less-than-optimal conditions, recoveries were lower than expected. A full review is planned for the second quarter of 2024, followed by modifications to improve the processing recoveries.

To ensure long-term sustainability and profitability, DDGM has implemented cost-saving measures starting in 2023, including a 10% reduction in headcount, minimizing crusher usage during peak hours, improving mining cycle efficiencies, and enhancing drilling and bolting processes. These measures optimize operations without compromising safety or productivity.

Lastly, DDGM’s persistent commitment to safety, efficiency, leadership development, collaboration with unions and contractors, and cost-saving initiatives positions the company for continued success. The company remains dedicated to delivering value to shareholders, while maintaining responsible and sustainable mining practices.

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

During the first quarter of 2024, underground infill drilling continued from accessible areas using one dedicated contract diamond drill rig from drill stations within the Arista mine, targeting the Three Sisters and Gloria vein systems to further define, expand and upgrade the Mineral Resources in these recently discovered zones. A second diamond drill rig, owned and operated by DDGM, was allocated to grade control drilling, providing additional information for improved ore definition and detailed geologic model improvements aimed at bolstering mining efficiencies and ensuring the delivery of the highest-quality (NSR) ore to the process plant.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The underground drill program continues to advance our 2024 exploration objectives of identifying new mineralization and defining and upgrading additional Mineral Resources identified during the previous drilling campaign. First quarter drill results will be incorporated into a 2024 resource estimate update. Preliminary calculations show a positive increase in tonnage along with higher grades in the Three Sisters and Gloria vein systems. Upon the completion of an additional 250 meters of exploration development scheduled to begin in the second quarter of 2024, expansion drilling will resume with the goal of expanding the Three Sisters and Gloria vein systems along strike to the north-west and down dip.

During the first quarter of 2024, nine infill drill holes were completed, for a total of 3,390 meters, while fifteen grade control drill holes were completed for a total of 1,286 meters. One geotechnical drill hole was also drilled for a total of 115 meters. The positive initial results from the ongoing exploration drilling campaign have validated the continued investment of capital in exploration during 2024 and have further bolstered the area’s potential for future mineral exploration.

Exploration drilling in the first quarter of 2024 targeted the following zones at the Arista mine:

o	Building upon the successful 2023 expansion and infill drilling programs of the Three Sisters and recently discovered Gloria vein systems, infill drilling continued to strategically prioritize these areas for drill targeting in the first quarter of 2024. Infill drilling of the Three Sisters and Gloria vein systems continued from Level 3 with the primary objective of upgrading the Mineral Resources of these areas. Due to their proximity to existing mine infrastructure, these areas will provide efficient and quick access to near-term mine production opportunities. To date, the Three Sisters and Gloria vein systems have been drill tested over a strike length of more than 700 meters, with both systems remaining open along strike to the northwest, as well as up- and down-dip.
o	During the first quarter of 2024, grade control drilling focused on validating near-term production opportunities not previously realized within the Arista mine. Grade control drilling during the first quarter focused on the upper levels of the Arista vein system from Level 1 targeting the upper-central zones of the Splay 31, Arista and Aire veins as well as in the Switchback system from Level 28 targeting the Sofia vein. Definition of these zones allows mining operations increased flexibility in scheduling, ensuring improved operating efficiencies.

Hole No. 524005: Sandy 2 vein (338.57 – 343.54 m; 4.97 m). Three Sisters / Gloria infill drilling Q1 2024.

4.70 m estimated true width of 14.13 g/t Au, 125 g/t Ag [15.75 g/t AuEq], 0.32% Cu, 2.83% Pb, 7.13% Zn [690 $/t NSR]

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regional exploration during the first quarter of 2024 continued to focus on evaluating and prioritizing advanced stage projects located along the 55-kilometer trend in the San Jose structural corridor. These projects include Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali, all situated within the 55.1 square kilometers of concession holdings controlled by the Don David Gold Mine. Additionally, other prospects in the vicinity of the Arista mine are being re-evaluated for near-term potential, with the goal of defining additional priority drill targets. A regional geologic map to outline of the DDGM concession holdings with the advanced stage project locations is provided below.

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
12
Kilometers

Regional Geologic Map Showing Advanced Stage Exploration Project Locations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Mine activities during the first quarter of 2024 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended March 31,
	2024	2023
Arista Mine
Milled
Tonnes Milled	98,889	116,721
Grade
Average Gold Grade (g/t)	1.89	2.33
Average Silver Grade (g/t)	88	94
Average Copper Grade (%)	0.37	0.37
Average Lead Grade (%)	1.25	1.73
Average Zinc Grade (%)	2.82	3.88
Recoveries
Average Gold Recovery (%)	79.3	80.9
Average Silver Recovery (%)	90.3	91.2
Average Copper Recovery (%)	76.0	77.1
Average Lead Recovery (%)	65.7	77.0
Average Zinc Recovery (%)	82.7	84.7
Combined
Tonnes Milled (1)	98,889	117,781
Tonnes Milled per Day (2)	1,328	1,420
Metal production
Gold (ozs.)	4,757	7,171
Silver (ozs.)	251,707	322,676
Copper (tonnes)	280	336
Lead (tonnes)	812	1,559
Zinc (tonnes)	2,310	3,837
Metal produced and sold
Gold (ozs.)	3,557	6,508
Silver (ozs.)	216,535	294,815
Copper (tonnes)	264	332
Lead (tonnes)	667	1,417
Zinc (tonnes)	1,682	3,060
Percentage payable metal
Gold (%)	75	91
Silver (%)	86	91
Copper (%)	94	99
Lead (%)	82	91
Zinc (%)	73	80
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what we report as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amounts of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

First quarter 2024 compared to first quarter 2023

Production

During the three months ended March 31, 2024, total tonnes milled of 98,889 were 15% lower than in the same period in 2023. Metal production for gold, silver, copper, lead, and zinc decreased by 34%, 22%, 17%, 48%, and 40%, respectively, during the three months ended March 31, 2024 as compared to the same period last year as a result of the lower tonnes processed and the lower metal grades that was expected and in line with the 2024 mine plan.

Grades & Recoveries

During the three months ended March 31, 2024, all of the ore processed came from the Arista underground mine with an average gold grade of 1.89 g/t and silver grade of 88 g/t, compared to 2.33 g/t and 94 g/t, respectively, for the same period in 2023. In 2024, the average gold and silver grades were 19% and 6% lower, respectively. As shown in the Technical Report Summary for DDGM incorporated by reference in the 2023 Annual Report (the “Technical Report Summary”), the ore grades are expected to decline in 2024 in line with the life of mine average shown in the estimates of mineral reserves (as defined by subpart 1300 of Regulation S-K, “Mineral Reserve”) and mineral resources (as defined by subpart 1300 of Regulation S-K, “Mineral Resource”) tables contained therein (the “Mineral Reserve and Mineral Resource Tables”). As grades decline, recoveries are expected to decline as well. Our base metals average grades during the three months ended March 31, 2024 were 0.37% for copper, 1.25% for lead, and 2.82% for zinc. The lead and zinc grades were lower by 28% and 27%, respectively, as compared to same period in 2023. The copper grades were unchanged.

Gold and silver recoveries for the three months ended March 31, 2024 were 79.3% and 90.3%, respectively, reflecting a 2% decrease for gold and a 1% decrease for silver over the same period in 2023. Copper, lead, and zinc recoveries for the three months ended March 31, 2024 were 76.0%, 65.7%, and 82.7%, respectively. Recoveries for copper, lead, and zinc in the three months ended March 31, 2024 when compared to the same period in 2023 declined by 1%, 15%, and 2%, respectively. As shown in the Technical Report Summary incorporated by reference in the 2023 Annual Report, future recoveries and grades are expected to align with the life of mine average shown in the Mineral Reserve and Mineral Resource Tables.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended March 31,
	2024	2023
Net sales (in thousands)
Gold	$7,423	$12,347
Silver	5,069	6,642
Copper	2,241	2,994
Lead	1,364	2,965
Zinc	4,122	9,551
Less: Treatment and refining charges	(1,583)	(3,184)
Realized and unrealized gain (loss) - embedded derivative, net	66	(87)
Total sales, net	$18,702	$31,228
Metal produced and sold
Gold (ozs.)	3,557	6,508
Silver (ozs.)	216,535	294,815
Copper (tonnes)	264	332
Lead (tonnes)	667	1,417
Zinc (tonnes)	1,682	3,060
Average metal prices realized (1)
Gold ($ per oz.)	$2,094	$1,915
Silver ($ per oz.)	$23.29	$23.04
Copper ($ per tonne)	$8,546	$9,172
Lead ($ per tonne)	$1,977	$2,158
Zinc ($ per tonne)	$2,483	$3,195
Gold equivalent ounces sold
Gold Ounces	3,557	6,508
Gold Equivalent Ounces from Silver	2,408	3,547
Total AuEq oz	5,965	10,055

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.

First quarter 2024 compared to first quarter 2023

The key drivers of the production and financial results for the first quarter of 2024, as compared to the first quarter of 2023, relate to the lower tonnes mined and changes in metal grades and recoveries. These results align with the 2024 mine plan and were considered in the 2024 guidance disclosed in the 2023 Annual Report. Financial results have also been impacted unfavorably by the strengthening Mexican peso and the substantially lower zinc price realized in 2024 as compared to 2023.

Metal Sold

During the three months ended March 31, 2024, gold sales of 3,557 ounces, silver sales of 216,535 ounces, copper sales of 264 tonnes, lead sales of 667 tonnes, and zinc sales of 1,682 tonnes decreased by 45%, 27%, 20%, 53% and 45% respectively, as compared to the same period in 2023. The lower metal production was expected due to mine sequencing.

Average metal prices realized

During the three months ended March 31, 2024, the average metal prices were $2,094 per ounce for gold, $23.29 per ounce for silver, $8,546 per tonne for copper, $1,977 per tonne for lead, and $2,483 per tonne for zinc. Compared to the

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

same period in 2023, the average metal price for gold and silver increased by 9% and 1%, respectively, while copper, lead and zinc decreased by 7%, 8%, and 22%, respectively.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended March 31,
	2024	2023

	(in thousands)
Doré and concentrate sales	$20,219	$34,499
Less: Treatment and refining charges	(1,583)	(3,184)
Realized/unrealized derivatives, net	66	(87)
Sales, net	18,702	31,228
Total cost of sales	20,871	27,299
Mine gross (loss) profit	(2,169)	3,929
Other costs and expenses, including tax:	1,852	4,964
Net loss	$(4,021)	$(1,035)

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$1,667	$711
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$2,295	$1,221
Total all-in cost after co-product credits per AuEq oz sold (1)	$2,480	$1,404

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures”.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

First quarter 2024 compared to first quarter 2023

Sales, net

Net sales of $18.7 million for DDGM for the three months ended March 31, 2024 decreased by $12.5 million, or 40%, when compared to the same period in 2023. The decrease in 2024 net sales is the result of decreased sales volumes and lower realized metal prices for base metals, as outlined in the sales statistics table above. Additionally, treatment and refining charges during the three months ended March 31, 2024 decreased by 50% as a result of the decline in first quarter 2024 production as compared to first quarter 2023 production.

Total cost of sales

Total cost of sales of $20.8 million for the three months ended March 31, 2024 decreased by 24% from $27.3 million for the same period in 2023. The $6.4 million decrease was primarily related to a $3.7 million decrease in production cost and a $3.0 million decrease in depreciation expense. Production costs of $16.1 million for the three months ended March 31, 2024 are 19% lower than the production costs of $19.9 million for the same period in 2023. Although the cost of sales and production costs were lower during the first quarter of 2024 compared to the same period in 2023, the cost of sales as a percentage of revenue was 25% higher because the increased power rates and the strengthening of the peso negatively impacted production costs.

Mine gross (loss) profit

For the three months ended March 31, 2024, the Company had a mine gross loss of $2.2 million, compared to a mine gross profit of $3.9 million three months ended March 31, 2023. Mine gross profit decreased by $6.1 million, or 155%, compared to the same period in 2023. The increase in loss was primarily due to a $12.5 million, or 40% decrease in net sales, partially offset by a $3.7 million, or 19% decrease in production costs and a $3.0 million, or 42% decrease in depreciation and amortization expenses.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors, such as the grade of ore processed, metal commodity prices, and operating costs have a significant impact on mine gross profit. In the first quarter of 2024, the tonnes of ore processed decreased by 15%, and the total cost of sales decreased by 24% compared to the first quarter of 2023 due to a 9% lower cost per tonne processed; however, net sales decreased by 40%.

We expect grades to vary from period to period based upon the potential for unplanned changes to the annual mine plan. The gold grades are expected to trend downwards over time, toward the average grade of 1.29 g/t (exclusive of silver, copper, lead, and zinc contained grades), reflected in our mineral reserve estimate. However, as mine development progresses and infill drilling occurs, opportunities to access upgraded resources or refine mining methods and reduce dilution may have a favorable impact on future mined ore grades.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net (loss) income

For the three months ended March 31, 2024, we recorded a net loss of $4.0 million, compared to a net loss of $1.0 million during the same period in 2023. The $3.0 million increase in net loss is mainly attributable to the 40% decrease in net sales.

Other Costs and Expenses, Including Taxes

	For the three months ended March 31,
	2024	2023

	(in thousands)
Other costs and expenses:
General and administrative expenses	$901	$1,193
Mexico exploration expenses	899	1,389
Michigan Back Forty Project expenses	205	450
Stock-based compensation	219	597
Other (income) expense, net	1,515	1,469
Total other costs and expenses	3,739	5,098
Income tax benefits	(1,887)	(134)
Total other costs, including taxes	$1,852	$4,964

First quarter 2024 compared to first quarter 2023

General and administrative expenses: For the three months ended March 31, 2024 and 2023, general and administrative expenses were $0.9 million and $1.2 million, respectively. The 25% decrease in cost is expected due to the cost saving measures the Company implemented for 2024.

DDGM Exploration expenses: For the three months ended March 31, 2024, exploration expenses in DDGM totaled $0.9 million, compared to $1.4 million for the same period in 2023. Exploration activities in Oaxaca, Mexico, decreased compared to the same period in 2023 primarily due to the reduction in expansion drilling and underground exploration development.

Back Forty Project expenses: For the three months ended March 31, 2024, costs for the Back Forty Project were $0.2 million, compared to $0.5 million for the same period in 2023. The 54% decrease is due to the completion of the optimization work in the third quarter of 2023 and not actively progressing the project in 2024.

Stock-based compensation: Stock-based compensation decreased by $0.4 million for the three months ended March 31, 2024 compared to the same period in 2023. This decrease is mainly due to the timing of issuance of new grants, which is still under the Board of Directors’ review.

Other expense, net: For both the three months ended March 31, 2024 and 2023, the Company incurred $1.5 million of other expenses. Please see Note 17 - Other expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for a detailed breakdown.

Income tax benefits: For the three months ended March 31, 2024, income tax benefit was $1.9 million, compared to $0.1 million income tax benefit for the same period in 2023. The increase in income tax benefit for the three months ended March 31, 2024 is due to the $4.7 million higher loss before income taxes compared to the same period in 2023.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Non-GAAP Financial Measures

First quarter 2024 compared to first quarter 2023

Total cash cost after co-product credits per AuEq oz sold: For the three months ended March 31, 2024, the total cash cost after co-product credits per AuEq oz sold is $1,667 compared to $711 for the same period in 2023. The increase is due to the lower amount of co-product credits we received during the first quarter of 2024, and the 41% decrease in the total number of AuEq ounces sold, offset by a 50% decrease in total treatment and refining charges as a result of the decline in first quarter 2024 production as compared to first quarter 2023 production. Although production costs were lower in the first quarter of 2024 compared to the same period last year, the strengthening peso and increased energy costs negatively impacted production costs and, therefore, the cost per tonne processed and the total cash cost after co-product credits per AuEq oz sold.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the three months ended March 31, 2024, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $2,295 compared to $1,221 for the same period in 2023. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the three months ended March 31, 2024, the total all-in cost after co-product credits per AuEq oz sold was $2,480 compared to $1,404 for the same period in 2023. The increase is due to the higher all-in sustaining costs discussed above.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures.”

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2024 Capital and Exploration Investment Summary

		For the three months ended March 31, 2024	2024 full year guidance
		(in thousands)
Sustaining Investments:
Underground Development	Capital	$1,350
Other Sustaining Capital	Capital	282
Infill Drilling	Capitalized Exploration	441
Surface and Underground Exploration Development & Other	Capitalized Exploration	2
Subtotal of Sustaining Investments:		2,075	$8.8 - 11.0 million
Growth Investments:
DDGM growth:
Surface Exploration / Other	Exploration	899
Back Forty growth:
Back Forty Project Optimization & Permitting	Exploration	205
Subtotal of Growth Investments:		1,104	$3.2 - 5.2 million
Total Capital and Exploration:		$3,179	$12.0 - 16.2 million

The Company’s investment in Mexico in the first quarter of 2024 totaled $3.0 million. Our investment in Mexico is focused on favorably impacting our environment, social, and governance programs while creating operational efficiencies and sustainability.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underground and Exploration Development:

Mine development during the quarter included ramps, access to different areas of the deposit and ventilation shafts. No exploration or infill development was completed during the first quarter of 2024 as all drilling is being done from existing infrastructure developed in 2023. Additional exploration development is scheduled for the second and third quarters of 2024. As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine.

Underground contract drill rig; Level 3 – Arista Mine drilling Three Sisters / Gloria vein systems

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced certain non-GAAP performance measures that we believe will assist with understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include (i) cash cost after co-product credits per ounce and (ii) all-in sustaining cost after co-product credits (“AISC”) per ounce, and (iii) all-in cost after co-product credits per ounce. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

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

Total all-in cost after co-product credits includes total AISC as described above, plus other growth investments, including exploration expenses and non-sustaining capital expenditures.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits, All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the three months ended March 31, 2024 and 2023:

	Note	For the three months ended March 31,
		2024	2023

		(in thousands, except oz and per AuEq oz sold)

Total cost of sales (1)		$20,871	$27,299
Less: Depreciation and amortization (1)		(4,210)	(7,254)
Less: Reclamation and remediation (1)		(553)	(195)
Refining charges for Doré sales	3	6	25
Treatment and refining charges for Concentrate sales	3	1,577	3,159
Co-product credits:
Concentrate sales - Copper	3	(2,241)	(2,994)
Concentrate sales - Lead	3	(1,364)	(2,965)
Concentrate sales - Zinc	3	(4,122)	(9,551)
Realized (loss) gain for embedded derivatives - Copper	19	(12)	(54)
Realized (loss) gain for embedded derivatives - Lead	19	44	(94)
Realized gain for embedded derivatives - Zinc	19	(54)	(223)
Total cash cost after co-product credits		$9,942	$7,153
Gold equivalent (AuEq) ounces sold (oz)		5,965	10,055
Total cash cost after co-product credits per AuEq oz sold		$1,667	$711

Total cash cost after co-product credits from above		$9,942	$7,153
Sustaining Investments - Capital:
Underground Development (2)		1,350	1,296
Other Sustaining Capital (2)		282	475
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		441	817
Surface and Underground Exploration Development & Other (2)		2	548
Reclamation and remediation (1)		553	195
DDGM all-in sustaining cost after co-product credits		$12,570	$10,484
AuEq ounces sold (oz)		5,965	10,055
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$2,107	$1,043

DDGM all-in sustaining cost after co-product credits from above		$12,570	$10,484
Corporate Sustaining Expenses:
General and administrative expenses (1)		901	1,193
Stock-based compensation (1)		219	597
Consolidated all-in sustaining cost after co-product credits		$13,690	$12,274
AuEq ounces sold (oz)		5,965	10,055
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$2,295	$1,221

Consolidated all-in sustaining cost after co-product credits from above		$13,690	$12,274
Growth Investments - Exploration:
Mexico exploration expenses (1)		899	1,389
Michigan Back Forty Project expenses (1)		205	450
Total all-in cost after co-product credits		$14,794	$14,113
AuEq ounces sold (oz)		5,965	10,055
Total all-in cost after co-product credits per AuEq oz sold		$2,480	$1,404

(1)	Refer to Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.
(2)	Refer to Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary and the previously filed Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2023 Capital and Exploration Investment Summary.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2023				2024
	Q1	Q2	Q3	Q4	Q1
Operating Data
Total tonnes milled	117,781	113,510	116,626	111,254	98,889
Average Grade	-
Gold (g/t)	2.33	1.59	1.52	1.44	1.89
Silver (g/t)	94	86	73	85	88
Copper (%)	0.37	0.37	0.32	0.39	0.37
Lead (%)	1.73	1.64	1.29	1.39	1.25
Zinc (%)	3.88	3.72	3.24	2.95	2.82
Metal production (before payable metal deductions)
Gold (ozs.)	7,171	4,637	4,443	4,077	4,757
Silver (ozs.)	322,676	289,816	247,159	282,487	251,707
Copper (tonnes)	336	334	276	341	280
Lead (tonnes)	1,559	1,389	1,048	1,072	812
Zinc (tonnes)	3,837	3,569	3,223	2,884	2,310
Metal produced and sold
Gold (ozs.)	6,508	4,287	3,982	3,757	3,557
Silver (ozs.)	294,815	274,257	208,905	258,252	216,535
Copper (tonnes)	332	327	245	327	264
Lead (tonnes)	1,417	1,317	947	820	667
Zinc (tonnes)	3,060	3,141	2,571	2,182	1,682
Average metal prices realized
Gold ($ per oz.)	$ 1,915	$ 2,010	$ 1,934	$ 1,985	$ 2,094
Silver ($ per oz.)	$ 23.04	$ 24.93	$ 23.61	$ 23.14	$ 23.29
Copper ($ per tonne)	$ 9,172	$ 8,397	$ 8,185	$ 8,205	$ 8,546
Lead ($ per tonne)	$ 2,158	$ 2,153	$ 2,196	$ 2,122	$ 1,977
Zinc ($ per tonne)	$ 3,195	$ 2,485	$ 2,195	$ 2,516	$ 2,483
Gold equivalent ounces sold
Gold Ounces	6,508	4,287	3,982	3,757	3,557
Gold Equivalent Ounces from Silver	3,547	3,402	2,550	3,011	2,408
Total AuEq oz	10,055	7,689	6,532	6,768	5,965
Financial Data
Total sales, net (in thousands)	$ 31,228	$ 24,807	$ 20,552	$ 21,141	$ 18,702
Production Costs (in thousands)	$ 19,850	$ 20,302	$ 18,957	$ 17,034	$ 16,108
Production Costs/Tonnes Milled	$ 169	$ 179	$ 163	$ 153	$ 163
Operating Cash Flows (in thousands)	$ 1,024	($ 551)	($ 7,475)	$ 1,783	$ 1,482
Net loss (in thousands)	($ 1,035)	($ 4,584)	($ 7,341)	($ 3,057)	($ 4,021)
Loss per share - basic	($ 0.01)	($ 0.05)	($ 0.08)	($ 0.03)	($ 0.05)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of March 31, 2024, working capital was $13.6 million, consisting of current assets of $25.7 million and current liabilities of $12.1 million. This represents a $1.6 million, or 11%, decrease from the working capital balance of $15.2 million as of December 31, 2023. The primary factor influencing the decrease in our working capital were the cash used in investing activities of $2.0 million as reported in the Condensed Consolidated Interim Statements of Cash Flows. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, and income taxes. We believe that as a result of our cash balances, the performance of our current and expected operations, and the current metals prices, we will be able to meet our known obligations and other potential cash requirements for the next 12 months.

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

Cash and cash equivalents as of March 31, 2024 decreased to $5.7 million from $6.3 million as of December 31, 2023, a net decrease in cash of $0.6 million. The decrease is primarily due to $2.0 million cash used in investing activities, partially offset by the $1.5 million cash provided by operating activities.

Of the $5.7 million cash balance as of March 31, 2024, $5.5 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts, with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of doré and concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has been a source of cash for U.S. operations and projects.

Net cash provided by operating activities for the three months ended March 31, 2024 was $1.5 million, a 49% increase compared to the $1.0 million net cash provided by operating activities for the same period in 2023. While net sales decreased by 40% for the three months ended March 31, 2024, compared to the same period in 2023, due to lower grades and lower recoveries, production costs only decreased by 19% due to the strengthening of peso and higher inflation.

Net cash used in investing activities of $2.0 million for the three months ended March 31, 2024 decreased from $3.1 million from the same period in 2023. The decrease is mainly attributed to planned reduction in investing activities to reserve cash. Investing activities in both 2024 and 2023 are mainly attributable to continued reinvestment in DDGM.

Net cash used in financing activities for both the three months ended March 31, 2024 and 2023 were immaterial.

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

The Company’s At The Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019 (the “ATM Agreement”), pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million, was renewed in June 2023. There were no ATM sales during the three months ended March 31, 2024 and 2023. Subsequent to end of the first quarter, through May 2, 2024, an aggregate of 1,977,401 shares of the Company’s common stock were sold and settled through the ATM Agreement for net proceeds to the Company of $1.1 million, after deducting the Agent’s commissions and other expenses.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accounting Developments

For a discussion of recently adopted and recently issued accounting pronouncements, please see Note 2—New Accounting Pronouncements in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe,” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico, and in Michigan, USA, for development and exploration activities;
●	The expected timing for the Back Forty Project, including permitting, detailed engineering, and project financing;
●	Expectations regarding the likelihood of a successful mine permitting process at the Back Forty Project;
●	Our expectations regarding future grades and recoveries from mining at DDGM;
●	Expectations regarding capital investment, exploration spending, and general and administrative costs;
●	Future exploration plans at DDGM, including vein systems targeted for future exploration activity;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources and Mineral Reserves;
●	Our expectations regarding whether dividends will be paid in the future; and
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Unanticipated increases in our operating costs and other costs of doing business;
●	The Company’s inability to secure financing when needed;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as floods, earthquakes, and any other natural disasters;
●	The inherent uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under Item 1A—Risk Factors in Part II—Other Information.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risks includes, but is not limited to, the following risks: changes in commodity prices, foreign currency exchange rates, provisional sales contract risks, changes in interest rates, and equity price risks. Currently, we do not use derivative financial instruments as part of an overall strategy to manage market risk. However, we may consider such arrangements in the future as we evaluate our business and financial strategy.

Commodity Price Risk

The results of our operations, cash flows, and financial condition largely depend upon the market prices of gold, silver, copper, lead, and zinc. Metal prices fluctuate widely and are affected by numerous factors beyond our control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, and the world supply of and demand for gold, silver, and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are, in turn, influenced by changes in international investment patterns, monetary systems, and political developments. The metal price markets have fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on our business and financial condition. Currently, we are not unitizing derivative contracts to protect the selling price for gold, silver, copper, lead, or zinc. We may, in the future, more actively manage our exposure through additional derivative contracts, although we have no intention of doing so in the near term.

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

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A: Risk Factors

Item 1A. Risk Factors of the 2023 Annual Report includes a discussion of our known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes from the risk factors described in the 2023 Annual Report.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation as of or for the three months ended March 31, 2024, formatted in inline XBRL: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: May 2, 2024		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: May 2, 2024		/s/ Chet Holyoak
	By:	Chet Holyoak,
Chief Financial Officer

Gold Resource Corporation