Form 10-Q
period 2024-06-30
GOLD RESOURCE CORP
filed 2024-08-06
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 93,523,028 shares of common stock outstanding as of August 2, 2024.

GOLD RESOURCE CORPORATION

FORM 10-Q

Processing Plant

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

SECOND QUARTER 2024 HIGHLIGHTS

Highlights for the three months ended June 30, 2024 are summarized below and discussed further under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Corporate and Financial

●	The Company has $5.3 million in cash and $14.3 million in working capital as of June 30, 2024.
●	Net loss was $27.7 million or $0.30 per share for the quarter, which was after a $16.5 million tax expense due to the valuation allowance recorded during the second quarter of 2024 on the DDGM deferred tax assets, $3.7 million in additional interest on streaming liabilities because of higher gold consensus prices in the second quarter, and $1.3 million of unrealized investment loss on the Company’s holdings of Green Light Metals shares.
●	Total cash cost after co-product credits for the quarter was $1,950 per gold equivalent (“AuEq”) ounce and total all-in sustaining cost (“AISC”) after co-product credits for the quarter was $2,661 per AuEq ounce. (See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures for a reconciliation of non-GAAP measures to applicable GAAP measures).
●	During the three months ended June 30, 2024, an aggregate of 3,478,813 shares of the Company’s common stock were sold and settled through the At the Market (“ATM”) agreement for net proceeds to the Company of $1.8 million, after deducting $0.1 million for Agent’s commissions and other expenses.

Don David Gold Mine

●	In the second quarter of 2024, DDGM produced and sold a total of 5,625 gold equivalent ounces, comprised of 2,724 gold ounces and 234,560 silver ounces at an average sales price per ounce of $2,465 and $30.49, respectively.
●	During the second quarter, the underground diamond drilling program progressed as planned and on schedule, utilizing two drill rigs generating positive results. Infill drilling continued to upgrade Inferred resources to the Measured and Indicated resource categories, particularly focusing on the recently discovered Three Sisters and Gloria vein systems. Infill drilling during this period continued to identify and give definition to high-grade ore shoots in the Sandy 1 and Sandy 2 veins of the Three Sisters system. Additionally, grade control drilling continued to prove up economic mineralization in veins scheduled for production in both the Arista and Switchback systems.
●	There were no lost time incidents during the quarter, resulting in a “zero” year-to-date Lost Time Injury Frequency Rate (“LTIFR”) safety record. Safety at Gold Resource Corporation is paramount. Even with a good track record at DDGM, the Company continues to strive each quarter for improved safety measures, awareness, and training.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		June 30,	December 31,
	Note	2024	2023
ASSETS
Current assets:
Cash and cash equivalents		$5,342	$6,254
Accounts receivable, net		4,577	4,335
Inventories, net	4	8,979	9,294
Prepaid expenses and other current assets	6	7,703	6,612
Total current assets		26,601	26,495
Property, plant, and mine development, net	7	131,791	138,626
Deferred tax assets, net	5	269	13,301
Other non-current assets	8	4,069	5,464
Total assets		$162,730	$183,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$10,284	$8,378
Mining royalty taxes payable, net		433	1,199
Accrued expenses and other current liabilities	9	1,550	1,748
Total current liabilities		12,267	11,325
Reclamation and remediation liabilities	11	11,212	11,795
Gold and silver stream agreements liability	10	50,028	44,932
Deferred tax liabilities, net	5	16,883	14,077
Contingent consideration	12	3,392	3,548
Other non-current liabilities	9	1,927	1,516
Total liabilities		95,709	87,193

Commitments and contingencies	12

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
92,292,848 and 88,694,038 shares outstanding at June 30, 2024 and December 31, 2023, respectively		93	89
Additional paid-in capital		114,049	111,970
Accumulated deficit		(40,066)	(8,311)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		67,021	96,693
Total liabilities and shareholders’ equity		$162,730	$183,886

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the six months ended
		June 30,		June 30,
	Note	2024	2023	2024	2023

Sales, net	3	$20,782	$24,807	$39,484	$56,035
Cost of sales:
Production costs		17,768	20,302	33,876	40,152
Depreciation and amortization		5,833	6,474	10,043	13,728
Reclamation and remediation		773	200	1,326	395
Total cost of sales		24,374	26,976	45,245	54,275
Mine gross (loss) profit		(3,592)	(2,169)	(5,761)	1,760
Costs and expenses:
General and administrative expenses		781	2,130	1,682	3,323
Mexico exploration expenses		184	1,045	1,083	2,434
Michigan Back Forty Project expenses		142	395	347	845
Stock-based compensation	16	225	7	444	604
Other expense, net	17	6,354	711	7,869	2,180
Total costs and expenses		7,686	4,288	11,425	9,386
Loss before income taxes		(11,278)	(6,457)	(17,186)	(7,626)
Income tax provision (benefit)	5	16,456	(1,873)	14,569	(2,007)
Net loss		$(27,734)	$(4,584)	$(31,755)	$(5,619)
Net loss per common share:
Basic and diluted net loss per common share	18	$(0.30)	$(0.05)	$(0.35)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	18	91,004,348	88,468,542	89,855,890	88,437,413

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended June 30, 2024 and 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, March 31, 2023	88,804,940	$89	$111,286	$6,671	$(5,884)	$(1,171)	$110,991
Stock-based compensation	-	-	294	-	-	-	294
Net loss	-	-	-	(4,584)	-	-	(4,584)
Balance, June 30, 2023	88,804,940	$89	$111,580	$2,087	$(5,884)	$(1,171)	$106,701

Balance, March 31, 2024	89,126,872	$89	$112,073	$(12,332)	$(5,884)	$(1,171)	$92,775
Stock-based compensation	-	-	151	-	-	-	151
Common stock issued for vested restricted stock units	36,255	-	-	-	-	-	-
Issuance of stock, net of issuance costs (1)	3,478,813	4	1,831	-	-	-	1,835
Surrender of stock for taxes due on vesting	(12,694)	-	(6)	-	-	-	(6)
Net loss	-	-	-	(27,734)	-	-	(27,734)
Balance, June 30, 2024	92,629,246	$93	$114,049	$(40,066)	$(5,884)	$(1,171)	$67,021

(1)	An aggregate of 3,478,813 shares of the Company’s common stock were sold through the At The Market Agreement (“ATM”) during the three months ended June 30, 2024, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $1.8 million. There were no ATM sales during the three months ended June 30, 2023. Please also see Note—13 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the six months ended June 30, 2024 and 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	567	-	-	-	567
Common stock issued for vested restricted stock units	88,570	-	-	-	-	-	-
Surrender of stock for taxes due on vesting	(18,137)	-	(11)	-	-	-	(11)
Net loss	-	-	-	(5,619)	-	-	(5,619)
Balance, June 30, 2023	88,804,940	$89	$111,580	$2,087	$(5,884)	$(1,171)	$106,701

Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693
Stock-based compensation		-	279	-	-	-	279
Common stock issued for vested restricted stock units	196,991	-		-	-	-	-
Issuance of stock, net of issuance costs (1)	3,478,813	4	1,831	-	-	-	1,835
Surrender of stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss		-		(31,755)	-	-	(31,755)
Balance, June 30, 2024	92,629,246	$93	$114,049	$(40,066)	$(5,884)	$(1,171)	$67,021

(1)	An aggregate of 3,478,813 shares of the Company’s common stock were sold through the ATM during the six months ended June 30, 2024, for net proceeds to the Company, after deducting the Agent’s commissions and other expenses, of $1.8 million. There were no ATM sales during the six months ended June 30, 2023. Please also see Note—13 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the six months ended June 30,
	Note	2024	2023
Cash flows from operating activities:
Net loss		$(31,755)	$(5,619)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense (benefit)		14,045	(2,965)
Depreciation and amortization		11,010	13,772
Stock-based compensation		444	604
Interest on streaming liabilities		5,096	549
Other operating adjustments, net	20	2,841	616
Changes in operating assets and liabilities:
Accounts receivable		(242)	730
Inventories		436	1,762
Prepaid expenses and other current assets		(1,344)	(594)
Other non-current assets		(101)	(72)
Accounts payable and other accrued liabilities		1,802	(2,943)
Cash settled liability awards		(67)	-
Mining royalty and income taxes payable, net		(746)	(5,367)
Net cash provided by operating activities		1,419	473

Cash flows from investing activities:
Capital expenditures		(4,008)	(6,001)
Net cash used in investing activities		(4,008)	(6,001)

Cash flows from financing activities:
Proceeds from the ATM sales, net of issuance costs		1,835	-
Other financing activities		(33)	(16)
Net cash provided by (used in) financing activities		1,802	(16)
Effect of exchange rate changes on cash and cash equivalents		(125)	(174)

Net decrease in cash and cash equivalents		(912)	(5,718)
Cash and cash equivalents at beginning of period		6,254	23,675
Cash and cash equivalents at end of period		$5,342	$17,957

Supplemental Cash Flow Information
Income and mining taxes paid		$1,072	$6,068
Non-cash investing or financing activities:
Value of common shares issued for RSU redemption		$49	$62
Balance of capital expenditures in accounts payable		$502	$508

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2024
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

In the presentation of certain operating cashflows in the statement of cashflows for 2023 have been reclassified to conform with current year presentation. This had no impact on total operating cashflows previously presented.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

3. Revenue

The Company derives its revenue mainly from the sale of concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Doré sales, net
Gold	$-	$543	$24	$2,268
Silver	-	32	1	101
Less: Refining charges	-	(17)	(6)	(42)
Total doré sales, net	-	558	19	2,327
Concentrate sales
Gold	6,358	7,949	13,757	18,571
Silver	6,840	6,609	11,908	13,182
Copper	1,941	2,749	4,182	5,743
Lead	1,060	2,782	2,424	5,747
Zinc	4,941	7,928	9,063	17,479
Less: Treatment and refining charges	(1,439)	(3,311)	(3,016)	(6,470)
Total concentrate sales, net	19,701	24,706	38,318	54,252
Realized gain - embedded derivative, net (1)	966	248	989	882
Unrealized gain (loss) - embedded derivative, net	115	(705)	158	(1,426)
Total sales, net	$20,782	$24,807	$39,484	$56,035
(1)	Copper, lead, and zinc are co-products. In the Realized gain - embedded derivative, net, there is $0.3 million gain related to these co-products for both the three and six months ended June 30, 2024. There is $0.1 million loss and $0.3 million gain, respectively, in the Realized gain - embedded derivative, net, related to the co-products for the three and six months ended June 30, 2023.

4. Inventories, net

At June 30, 2024 and December 31, 2023, inventories, net, consisted of the following:

	As of	As of
	June 30,	December 31,
	2024	2023

	(in thousands)
Stockpiles - underground mine	$941	$534
Concentrates	1,494	1,768
Doré, net	169	169
Subtotal - product inventories	2,604	2,471
Materials and supplies (1)	6,375	6,823
Total	$8,979	$9,294

(1)	Net of reserve for obsolescence of $0.5 million as of both June 30, 2024 and December 31, 2023.

5. Income Taxes

The Company recorded income tax provisions of $16.5 and $14.6 million, respectively, for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, the Company recorded an income tax benefit of $1.9 million and $2.0 million, respectively. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%, and a 5% withholding tax applies to dividends received from Mexico.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Income in Mexico is taxed at 37.5% (30% income tax and 7.5% mining tax), and Canada’s income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. and certain Canadian jurisdictions do not currently generate taxable income.

Mexico Valuation Allowance

The Company recorded a valuation allowance on the Mexico Income Tax net deferred tax assets as of June 30, 2024 in the amount of $12.8 million. In accordance with applicable accounting rules, a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized, after considering all available evidence, both positive and negative. The Company determined a valuation allowance on Mexico Income Tax deferred tax assets was necessary due primarily to the recent losses at the Mexico mine.

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

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. as dividends, which are subject to a 10% Mexico withholding tax, unless otherwise provided per a tax treaty. The current U.S.-Mexico tax treaty limits the dividend withholding tax between these countries to 5%, as long as specific requirements are met. Based on the Company’s understanding that it meets these requirements, the Company pays a 5% withholding tax on dividends paid from Mexico. The estimated annual effective tax rate reflects the impact of the planned annual transfers for 2024.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $18 million as of June 30, 2024) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system, if necessary, to ensure that these adjustments are removed. Management believes the position taken on the 2015 income tax return meets the more likely than not threshold and that as of June 30, 2024 and December 31, 2023, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax (benefit) provision.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

6. Prepaid Expenses and Other Current Assets

At June 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	As of	As of
	June 30,	December 31,
	2024	2023

	(in thousands)
Advances to suppliers	$80	$266
Prepaid insurance	2,333	1,103
Prepaid income tax	4,229	4,589
Other current assets	1,061	654
Total	$7,703	$6,612

Prepaid income tax

Mexican tax statutes specify that the current year tax prepayments be calculated based on a coefficient for prior year earnings, regardless of current year results. Starting in the third quarter of each year, these same statutes allow companies to request a reduction of the coefficient, which adjusts for losses experienced in the current year. During 2023, DDGM had to prepay approximately $76 million pesos ($4 million) despite of the losses for the year. In 2024, these overpayments can be used to offset the required 2024 tax prepayments, and as a result, no income tax payments are expected in 2024.

Other current assets

A value added (“IVA”) tax in Mexico is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of June 30, 2024 and December 31,2023, this resulted in an asset balance of $0.6 million and $0.4 million, respectively, included in Other current assets.

7. Property, Plant, and Mine Development, net

At June 30, 2024 and December 31, 2023, property, plant, and mine development, net consisted of the following:

	As of	As of
	June 30,	December 31,
	2024	2023

	(in thousands)
Asset retirement costs (“ARO asset”)	$6,227	$6,227
Construction-in-progress	865	243
Furniture and office equipment	1,791	1,781
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,118	2,126
Machinery and equipment	43,106	42,887
Mill facilities and infrastructure	36,395	36,396
Mine development	118,676	115,230
Software and licenses	1,554	1,554
Subtotal	299,308	295,020
Accumulated depreciation and amortization	(167,517)	(156,394)
Total	$131,791	$138,626

The Company recorded depreciation and amortization expense of $5.8 million and $10.0 million for the three and

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

six months ended June 30, 2024, respectively, and $6.5 million and $13.7 million, for the three and six months ended June 30, 2023, respectively.

8. Other Non-current Assets

At June 30, 2024 and December 31, 2023, other non-current assets consisted of the following:

	As of	As of
	June 30,	December 31,
	2024	2023

	(in thousands)
Investment in Maritime	$1,718	$1,596
Investment in Green Light Metals	2,239	3,698
Other non-current assets	112	170
Total	$4,069	$5,464

Investment in Maritime

On September 22, 2022, the Company invested 2.4 million Canadian Dollar (“C$”) (or $1.7 million) in 47 million common shares of Maritime Resources Corp; the shares purchased represented 9.9% of the issued and outstanding shares of Maritime at the time. As of June 30, 2024 and December 31, 2023, the fair value of the investment was $1.7 and $1.6 million, respectively.

Investment in Green Light Metals

On December 28, 2022, Gold Resource Corporation received 12.25 million common shares of Green Light Metals as a settlement for a promissory note receivable acquired with the Aquila Resources Inc. (“Aquila”) acquisition. This represented approximately 28.5% ownership in Green Light Metals at the time. As of June 30, 2024 and December 31, 2023, the fair value of this equity investment was $2.2 million and $3.7 million, respectively.

9. Accrued Expenses and Other Liabilities

At June 30, 2024 and December 31, 2023, accrued expenses and other liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2024	2023

	(in thousands)
Accrued royalty payments	$715	$726
Share-based compensation liability - current	102	67
Employee profit sharing obligation	6	67
Other payables	727	888
Total accrued expenses and other current liabilities	$1,550	$1,748

Accrued non-current labor obligation	$1,537	$1,167
Share-based compensation liability	383	320
Other long-term liabilities	7	29
Total other non-current liabilities	$1,927	$1,516

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

10. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Company’s Gold and Silver Stream Agreements with Osisko Bermuda Limited (“OBL”), a wholly owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), as of June 30, 2024 and December 31, 2023:

	As of	As of
	June 30,	December 31,
	2024	2023

	(in thousands)
Liability related to the Gold Stream Agreement	$23,329	$21,002
Liability related to the Silver Stream Agreement	26,699	23,930
Total liability	$50,028	$44,932

Periodic interest expense is incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and a 6% discount rate. Interest expense is recorded to the Condensed Consolidated Interim Statements of Operations and the gold and silver stream agreement liability on the Condensed Consolidated Interim Balance Sheets.

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

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with OBL, pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with OBL, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Gold Resource Corporation acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of Gold Resource Corporation. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of June 30, 2024. In March 2024, the Company secured an amendment to the stream agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

The $20 million received from OBL through June 30, 2024 is shown as a long-term liability on the Condensed Consolidated Interim Balance Sheets, along with an implied interest. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using an estimated gold price and a discount rate of 6%. As the remaining $30 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Condensed Consolidated Interim Balance Sheets.

Per the terms of the gold stream agreement, OBL will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 ounces of gold (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, OBL will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

gold will be applied against the deposit received from OBL. Please see Note 12—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as of June 30, 2024. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of June 30, 2024. In March 2024, the Company secured an amendment to the stream agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from OBL through June 30, 2024 is shown as a long-term liability on the Condensed Consolidated Interim Balance Sheets and includes an implied interest rate. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using an estimated silver price and a discount rate of 6%. Please see Note 12—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

11. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2024 and for the year ended December 31, 2023:

	2024	2023

	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,233	$1,949
Foreign currency exchange loss	(180)	284
Reclamation liabilities – balance at end of period	2,053	2,233

Asset retirement obligation – balance at beginning of period (1)	9,562	8,417
Changes in estimate (1)	-	(1,221)
Liability for Aquila drillhole capping	-	404
Accretion	361	689
Foreign currency exchange loss	(764)	1,273
Asset retirement obligation – balance at end of period	9,159	9,562
Total period end balance	$11,212	$11,795

(1)	In 2023, the Company updated its closure plan study, which resulted in a $1.2 million decrease in the estimated liability and asset retirement costs.

The Company’s undiscounted reclamation liabilities of $2.1 million and $2.2 million as of June 30, 2024 and December 31, 2023, respectively, are related to the Don David Gold Mine in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of our property, plant, and mine development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant, and Mine Development, post-2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of June 30, 2024 and December 31, 2023, the Company’s asset retirement obligation was $9.2 million and $9.6 million, respectively, primarily related to the Don David Gold Mine in Mexico.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

12. Commitments and Contingencies

Commitments

As of June 30, 2024 and December 31, 2023, the Company has equipment purchase commitments of $0.9 million and $0.8 million, respectively.

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

The total value of the contingent consideration as of June 30, 2024 and December 31, 2023 was $3.4 million and $3.5 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Condensed Consolidated Interim Statements of Operations.

The following table shows the change in the balance of the contingent consideration for the six months ended June 30, 2024 and for the year ended December 31, 2023:

	2024	2023

	(in thousands)
Beginning Balance of contingent consideration:
Current contingent consideration	$-	$2,211
Non-current contingent consideration	3,548	2,179
	$3,548	$4,390

Change in value of contingent consideration - Current	$-	$(2,211)
Change in value of contingent consideration - Non-current	(156)	1,369

Ending Balance of contingent consideration:
Current contingent consideration	$-	$-
Non-current contingent consideration	3,392	3,548
	$3,392	$3,548

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

13. Shareholders’ Equity

The Company’s At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019 (the “ATM Agreement”), was renewed on April 3, 2024, pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $14.9 million. During both the three and six months ended June 30, 2024, an aggregate of 3,478,813 shares of the Company’s common stock were sold and settled through the ATM agreement for net proceeds to the Company of $1.8 million, after deducting $0.1 million for Agent’s commissions and other expenses. During both the three and six months ended June 30, 2023, no shares of the Company’s common stock sold through the ATM agreement.

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

The following table summarizes the Company’s unsettled sales contracts at June 30, 2024 with the quantities of metals under contract subject to final pricing expected to occur through September 2024:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	1,866	223,427	103	918	1,847
Average forward price (per ounce or tonne)	$2,321	$28.68	$9,838	$2,114	$2,791
Unsettled sales contracts value (in thousands)	$4,331	$6,408	$1,013	$1,941	$5,155	$18,848

The Company manages credit risk by entering into arrangements with counterparties believed to be financially strong, and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the implicit creditworthiness of its counterparties, and monitors credit exposures.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

The Company’s STIP for its management team provides annual award, which may be settled as a cash payable through the issuance of fully vested equity awards (such as fully vested stock grants or DSUs), or a combination of cash and stock awards (DSUs), upon achievement of specified performance metrics. As of June 30, 2024, the Company has a $0.3 million liability accrued for the 2024 bonuses in accrued expenses and other current liabilities.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Stock options	$-	$120	$22	$240
Restricted stock units	151	174	257	327
Performance stock units	94	1	128	(32)
Deferred stock units	(20)	(288)	37	69
Total	$225	$7	$444	$604

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Stock Options

A summary of stock option activities under the Incentive Plan for the six months ended June 30, 2024 and 2023 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)
Outstanding as of December 31, 2022	1,475,316	$2.90
Expired or Forfeited	(10,000)	6.24
Outstanding as of June 30, 2023	1,465,316	$2.88

Outstanding as of December 31, 2023	840,612	$2.99
Grant / Exercise / Forfeiture	-	-
Outstanding as of June 30, 2024	840,612	$2.99

Vested and exercisable as of June 30, 2024	840,612	$2.99

Restricted Stock Units

A summary of RSU activities under the Incentive Plan for the six months ended June 30, 2024 and 2023 is presented below:

	Restricted Stock Units	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2022	575,548	$881
Granted	779,192
Vested but not redeemed (deferred)	(106,955)
Vested and redeemed	(70,433)
Vested and forfeited for net settlement	(18,137)
Forfeited	(74,084)
Nonvested as of June 30, 2023	1,085,131	$684

Nonvested as of December 31, 2023	847,255	$319
Granted	832,091
Granted in lieu of bonus	637,929
Vested but not redeemed (deferred)	(134,257)
Vested and redeemed	(119,997)
Vested and forfeited for net settlement	(76,994)
Forfeited	(50,435)
Nonvested as of June 30, 2024	1,935,592	$716

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Performance Stock Units

A summary of PSU activities under the Incentive Plan for the six months ended June 30, 2024 and 2023 is presented below:

	Performance Share Units	Liability Balance (in thousands)
Outstanding as of December 31, 2022	695,041	$332
Granted	534,890
Forfeited	(98,483)
Outstanding as of June 30, 2023	1,131,448	$301

Outstanding as of December 31, 2023	880,926	$164
Granted	682,367
Forfeited	(33,113)
Redeemed	(201,258)
Outstanding as of June 30, 2024	1,328,922	$225

Deferred Stock Units

A summary of DSU activities under the Incentive Plan for the six months ended June 30, 2024 and 2023 is presented below:

	Deferred Stock Units	Liability Balance (in thousands)
Outstanding as of December 31, 2022	360,699	$552
Granted	278,663
Granted in lieu of board fees	31,301
Granted in lieu of executive bonus	212,407
Redeemed	(323,900)
Outstanding as of June 30, 2023	559,170	$352

Outstanding as of December 31, 2023	586,291	$223
Granted in lieu of board fees	116,472
Outstanding as of June 30, 2024	702,763	$260

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

17. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Unrealized currency exchange loss (gain) (1)	$1,385	$(114)	$1,331	$339
Realized currency exchange (gain) loss	(260)	133	(157)	309
Realized and unrealized (gain) loss from gold and silver rounds, net	(8)	6	(16)	(3)
Loss on disposal of fixed assets	-	12	-	12
Interest on streaming liabilities	3,687	275	5,096	549
Severance	317	267	676	877
Other expense	1,233	132	939	97
Total	$6,354	$711	$7,869	$2,180

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 19—Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise price of $2.99 were outstanding as of June 30, 2024, but had no dilutive effect due to the net loss for the period. Options to purchase 1.5 million shares of common stock at a weighted average exercise price of $2.88 were outstanding as of June 30, 2023 but had no dilutive effect due to the net loss for the period.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss (in thousands)	$(27,734)	$(4,584)	$(31,755)	$(5,619)

Denominator:
Basic weighted average shares of common stock outstanding	91,004,348	88,468,542	89,855,890	88,437,413
Dilutive effect of share-based awards	-	-	-	-
Basic and diluted weighted average common shares outstanding	91,004,348	88,468,542	89,855,890	88,437,413

Basic and diluted net loss per common share	$(0.30)	$(0.05)	$(0.35)	$(0.06)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	As of	As of
	June 30,	December 31,	Input Hierarchy Level
	2024	2023

	(in thousands)
Cash and cash equivalents	$5,342	$6,254	Level 1
Accounts receivable, net	$4,577	$4,335	Level 2
Investment in equity securities-Maritime	$1,718	$1,596	Level 1
Investment in equity securities-Green Light Metals	$2,239	$3,698	Level 3

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

At June 30, 2024 and December 31, 2023, the Company had an unrealized gain of $0.4 million and an unrealized gain of $0.3 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments on the embedded derivatives. Please see Note 14—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Investment in equity securities—Maritime: On September 22, 2022, Gold Resource Corporation invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp. (“Maritime”), ticker symbol MAE.V on TSX-V, in a private placement. The 47 million shares purchased represent less than 10% of the issued and outstanding shares of Maritime. As of June 30, 2024, the share price of Maritime was C$0.050, compared to C$0.045 as of December 31, 2023; therefore, an unrealized gain of $0.2 million was recorded.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note receivable from Green Light Metals. The shares received represented approximately 28.5% ownership at the time. Management chose to account for this investment using the fair value option; therefore, these securities are carried at fair value. As of June 30, 2024, the value of this equity investment was C$3.1 million ($2.2 million). The value of the issued shares was determined to be C$0.25 per share, which was based on the significant unobservable input of Green Light Metals equity transactions. For the six months ended June 30, 2024, the Company recorded a $1.5 million unrealized loss, that included $1.3 million loss on the value of the shares the Company holds, along with an immaterial foreign exchange loss.

Gains and losses related to changes in the fair value of embedded derivatives were included in the Company’s Condensed Consolidated Interim Statements of Operations, as shown in the following table (in thousands):

		For the three months ended June 30,		For the six months ended June 30,		Statements of Operations Classification
		2024	2023	2024	2023

	Note	(in thousands)
Realized and unrealized derivative gain (loss), net	14	$1,081	$(457)	$1,147	$(544)	Sales, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended June 30, 2024
Realized gain	$358	$312	$115	$37	$144	$966
Unrealized (loss) gain	(148)	52	(45)	15	241	115
Total realized/unrealized derivatives, net	$210	$364	$70	$52	$385	$1,081

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended June 30, 2023
Realized gain (loss)	$127	$196	$(8)	$54	$(121)	$248
Unrealized (loss) gain	(44)	(34)	(46)	93	(674)	(705)
Total realized/unrealized derivatives, net	$83	$162	$(54)	$147	$(795)	$(457)

	Gold	Silver	Copper	Lead	Zinc	Total
For the six months ended June 30, 2024
Realized gain (loss)	$386	$285	$127	$(7)	$198	$989
Unrealized (loss) gain	(36)	132	(47)	74	35	158
Total realized/unrealized derivatives, net	$350	$417	$80	$67	$233	$1,147

	Gold	Silver	Copper	Lead	Zinc	Total
For the six months ended June 30, 2023
Realized gain	$241	$345	$46	$148	$102	$882
Unrealized loss	(81)	(305)	(56)	(10)	(974)	(1,426)
Total realized/unrealized derivatives, net	$160	$40	$(10)	$138	$(872)	$(544)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

20. Supplementary Cash Flow Information

Other operating adjustments and write-downs within net cash provided by operating activities on the Condensed Consolidated Interim Statements of Cash Flows for the six months ended June 30, 2024 and 2023 consisted of the following:

	For the six months ended June 30,
	2024	2023

	(in thousands)
Unrealized gain on gold and silver rounds	$(16)	$(4)
Unrealized foreign currency exchange loss	1,331	339
Unrealized loss on investments	1,168	179
Other	358	102
Total other operating adjustments, net	$2,841	$616

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

21. Segment Reporting

As of June 30, 2024 the Company has organized its operations into three geographic regions: Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. The Company does not have any intersegment revenue, and all intercompany transactions have been eliminated within each segment in order to report the net income (loss) on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Condensed Consolidated Interim Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of June 30, 2024
Total current assets	$25,403	$70	$1,128	$26,601
Total non-current assets (1)	42,281	91,772	2,076	136,129
Total assets	$67,684	$91,842	$3,204	$162,730
Total current liabilities	$11,213	$22	$1,032	$12,267
Total non-current liabilities	14,678	68,312	452	83,442
Total shareholders’ equity	41,793	23,508	1,720	67,021
Total liabilities and shareholders’ equity	$67,684	$91,842	$3,204	$162,730

As of December 31, 2023
Total current assets	$25,155	$116	$1,224	$26,495
Total non-current assets (1)	62,368	93,287	1,736	157,391
Total assets	$87,523	$93,403	$2,960	$183,886
Total current liabilities	$10,029	$59	$1,237	$11,325
Total non-current liabilities	12,559	62,792	517	75,868
Total shareholders’ equity	64,935	30,552	1,206	96,693
Total liabilities and shareholders’ equity	$87,523	$93,403	$2,960	$183,886
(1)	As of June 30, 2024, the total non-current assets included capital investments of $4.3 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other. As of December 31, 2023, the total non-current assets included capital investments of $11.0 million in Oaxaca, Mexico, $0.4 million in Michigan, USA, and nil in Corporate and Other.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the three months ended June 30, 2024
Sales, net	$20,782	$-	$-	$20,782
Total mine cost of sales, including depreciation	24,339	27	8	24,374
Exploration expense	184	142	-	326
Total other costs and expenses, including G&A	1,315	4,860	1,185	7,360
Income tax provision (benefit)	15,986	734	(264)	16,456
Net loss	$(21,042)	$(5,763)	$(929)	$(27,734)

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the three months ended June 30, 2023
Sales, net	$24,807	$-	$-	$24,807
Total mine cost of sales, including depreciation	26,376	28	572	26,976
Exploration expense	1,045	395	-	1,440
Total other costs and expenses, including G&A	72	(30)	2,806	2,848
Income tax benefit	(1,612)	(215)	(46)	(1,873)
Net loss	$(1,074)	$(178)	$(3,332)	$(4,584)

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the six months ended June 30, 2024
Sales, net	$39,484	-	-	$39,484
Total mine cost of sales, including depreciation	45,174	55	16	45,245
Exploration expense	1,083	347	-	1,430
Total other costs and expenses, including G&A	1,615	6,398	1,982	9,995
Income tax provision (benefit)	14,183	580	(194)	14,569
Net loss	$(22,571)	$(7,380)	$(1,804)	$(31,755)

For the six months ended June 30, 2023
Sales, net	$56,035	$-	$-	$56,035
Total mine cost of sales, including depreciation	53,036	42	1,197	54,275
Exploration expense	2,434	845	-	3,279
Total other costs and expenses, including G&A	703	214	5,190	6,107
Income tax benefit	(1,562)	(437)	(8)	(2,007)
Net income (loss)	$1,424	$(664)	$(6,379)	$(5,619)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) for the three and six months ended June 30, 2024 and compares those results with the three and six months ended June 30, 2023. It also analyzes the Company’s financial condition as of June 30, 2024, and compares it to the financial condition as of December 31, 2023. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes contained in the 2023 Annual Report.

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

Overview

Gold Resource Corporation is a mining company that pursues gold, silver, and other metal projects that require reasonable capital requirements and could achieve high returns. The Don David Gold Mine (“DDGM”) is our cornerstone asset comprised of six contiguous land parcels. The Company’s focus is unlocking the significant upside potential of DDGM through optimization of the current operations, growing the existing resource by investing in exploration drilling, and identifying new opportunities near existing infrastructure. The primary mineral production comes from the Arista and Switchback underground mining areas. This mine and processing facilities can produce gold and silver doré as well as concentrates of copper, lead, and zinc.

The Back Forty Project, when developed, is expected to produce gold and silver doré and concentrates of copper and zinc bearing gold and silver. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023 and the Company filed the Back Forty Project Technical Report Summary (S-K 1300) on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate options in order to develop the Back Forty Project.

Review of Strategic Alternatives

Although Management has terminated the formal contract with the third-party advisory firm for the review of strategic alternatives, the Company will continue to seek and consider various strategic alternatives that can add shareholder value and place the Company in a stronger position to improve its operations and develop its longer-term reserves.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reviewing Mine Plans

DDGM’s emphasis on safety, efficiency, and cost-saving initiatives has resulted in another quarter without any Loss Time Injury. Leadership training programs continue to improve the organization while empowering leaders to enhance team productivity and safety.

Several external factors impacted the operation's full potential in the quarter. The two main factors include politically driven blockades in May due to the teachers’ unions and regional fires, which impacted the supply chain and personnel from reaching the operations in time. In June, the state was hit by two tropical storms that had an impact at the crusher, making it difficult to maintain stable throughputs because the material was too wet for the mill to process properly.

DDGM’s cost reduction initiatives played an important role as the operation navigated the abovementioned external challenges. The team has negotiated with suppliers to increase the number of items in consignments. Other negotiations successfully maintained similar costs on consumables before becoming subject to tariff increases nationwide.

DDGM's focus on safety, efficiency, and cost-saving measures has proven effective, resulting in another quarter free of LTIs. Leadership training has further empowered the organization, boosting team productivity and safety. Despite external challenges such as political blockades and tropical storms, the strategic cost-reduction initiatives have enabled the company to maintain stability and continue its operations effectively.

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

During the second quarter of 2024, underground infill drilling continued from accessible areas using one dedicated contract diamond drill rig from drill stations within the Arista mine, targeting the Three Sisters and Gloria vein systems to further define, expand and upgrade the Mineral Resources in these recently discovered zones. A second diamond drill rig, owned and operated by DDGM, was allocated to grade control drilling. This provides additional information for improved ore definition and detailed geologic modeling that can bolster mining efficiencies and deliver ore from each area of the mine with the highest possible net smelter return (“NSR”) to the process plant.

The underground drill program continued to advance our 2024 exploration objectives of identifying new mineralization and defining and upgrading additional Mineral Resources identified during the previous drilling campaign. The second quarter drill results will be incorporated into a resource estimate update, which is currently scheduled for the fourth quarter of 2024. Preliminary calculations show a positive increase in tonnage along with higher grades in the Three Sisters and Gloria vein systems. Upon the completion of an additional 250 meters of exploration development scheduled to begin in the third quarter of 2024, expansion drilling will resume with the goal of expanding the Three Sisters and Gloria vein systems along strike to the north-west as well as up- and down-dip.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the second quarter of 2024, seven infill drill holes were completed for a total of 2,579 meters, one expansion drill hole was completed totaling 324 meters, and thirteen grade control drill holes were completed for a total of 907 meters. The positive initial drill results have validated the continued investment of capital in exploration drilling during 2024 and have underscored the area’s potential for future mineral expansion.

Exploration drilling in the second quarter of 2024 targeted the following zones at the Arista mine:

o	Infill drilling continued to prioritize the Three Sisters and Gloria vein systems from Level 3 with the main objective of upgrading the Mineral Resources of these areas. Due to their proximity to existing mine infrastructure, these areas will provide efficient and shorter-haul access to near-term mine production opportunities. To date, the Three Sisters and Gloria vein systems have been drill tested over a strike length of more than 700 meters, with both systems remaining open along strike to the northwest, as well as up- and down-dip.
o	Grade control drilling continued to focus on validating near-term production opportunities not previously realized within the mine. This included the Switchback system targeting the Sofia vein from Level 28, the SolRam5 and Selene veins from Level 14.5, as well as successfully testing the Chuy and Veta 3 veins from Level 21 of the Arista vein system. Definition of these zones allows mining operations increased flexibility in scheduling, ensuring improved operating efficiencies.

Hole No. 524027: Sandy 1 vein (261.99 – 267.16 m; 5.17 m). Three Sisters / Gloria infill drilling Q2 2024.

4.48 m estimated true width at 18.89 g/t AuEq of $803/t NSR (2.08 g/t Au, 1299 g/t Ag, 0.32% Cu, 0.63% Pb, 1.53% Zn)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regional exploration during the second quarter of 2024 continued to focus on evaluating and prioritizing advanced stage projects located along the 55-kilometer trend in the San Jose structural corridor. These projects include Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali concessions controlled by the Don David Gold Mine (see map below). Additionally, other prospects in the vicinity of the Arista mine are being re-evaluated for near-term potential, with the goal of defining additional priority drill targets.

770000
780000
790000
800000
810000
1870000
1860000
1850000
1840000
1830000
N
S
E
W
El Rey Project
El Chamizo Project
Jabalí Project
Altagracia Project
Margaritas Project
Águila Project
Río Grande Project
Río Grande Sur Project
El Fuego Project
Litología
Alluvial
Andesite
Andesitic_Dike
Breccia
Breccia_Tuff_Megablocks
Colluvium
Conglomerate
CretacicSediments
Cretacic_Andesite_Volcanic_Bcc_SGM
Cretacic_Sandstone_Shale_SGM
Dacitic_Andesitic Tuff_SGM
Felsic_Intrusive
Granite_Diorite_SGM
Granitic_Intrusive
Ignimbrite_Tuff_Rhyolitic
Lapilli_Breccia_Tuff_Rhyolitic
Neogene_Sediments
Pyroclastic_Rhyolitic
Quartz
Rhyolite
Rhyolite_Rhyolitic Tuff_SGM
Rhyolitic_porphyry_SGM
Talus
Travertine
Volcanic_Sediments_AndesiteFlows
Projects DDGM
Projects DDGM
Claims DDGM
El Aguila Structures
Dike
Inferred Fault
Lateral Fault
Normal Fault
vein
Estructuras-Vetas SGM
Don David Gold Mexico
Spatial Reference
Name: WGS 1984 UTM Zone 14N
PCS: WGS 1984 UTM Zone 14N
GCS: GCS WGS 1984
Datum: WGS 1984
Projection: Transverse Mercator
Scale Factor: 0.9996
Map Units: Meter
Scale: 1:70,000
0
3
6
9
12
Kilometers

Regional Geologic Map Showing the Exploration Concessions Controlled by Don David Gold Mine

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Mine activities during the second quarter of 2024 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about our Don David Gold Mine for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Arista Mine
Milled
Tonnes Milled	93,687	113,510	192,576	230,231
Grade
Average Gold Grade (g/t)	1.27	1.59	1.59	1.97
Average Silver Grade (g/t)	102	86	95	90
Average Copper Grade (%)	0.26	0.37	0.32	0.37
Average Lead Grade (%)	1.00	1.64	1.13	1.69
Average Zinc Grade (%)	2.59	3.72	2.71	3.80
Recoveries
Average Gold Recovery (%)	77.1	79.7	78.4	80.4
Average Silver Recovery (%)	85.5	91.9	87.8	91.5
Average Copper Recovery (%)	74.7	79.1	75.5	78.1
Average Lead Recovery (%)	65.8	74.6	65.8	75.9
Average Zinc Recovery (%)	83.2	84.6	82.9	84.6
Combined
Tonnes Milled (1)	93,687	113,510	192,576	231,291
Tonnes Milled per Day (2)	1,301	1,395	1,315	1,408
Metal production
Gold (ozs.)	2,947	4,637	7,704	11,808
Silver (ozs.)	263,023	289,816	514,730	612,492
Copper (tonnes)	181	334	461	670
Lead (tonnes)	616	1,389	1,428	2,948
Zinc (tonnes)	2,020	3,569	4,330	7,406
Metal produced and sold
Gold (ozs.)	2,724	4,287	6,281	10,795
Silver (ozs.)	234,560	274,257	451,095	569,072
Copper (tonnes)	197	327	461	659
Lead (tonnes)	491	1,317	1,158	2,734
Zinc (tonnes)	1,771	3,141	3,453	6,201
Percentage payable metal
Gold (%)	92	92	82	91
Silver (%)	89	95	88	93
Copper (%)	109	98	100	98
Lead (%)	80	95	81	93
Zinc (%)	88	88	80	84
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what we report as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amounts of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second quarter 2024 compared to second quarter 2023

Production

During the three months ended June 30, 2024, total tonnes milled of 93,687 were 17% lower than in the same period in 2023. Metal production for gold, silver, copper, lead, and zinc decreased by 36%, 9%, 46%, 56%, and 43%, respectively, during the three months ended June 30, 2024 as compared to the same period last year, as a result of the lower tonnes processed and the lower metal grades that was expected and in line with the 2024 mine plan.

Grades & Recoveries

During the three months ended June 30, 2024, all of the ore processed came from the Arista system with an average gold grade of 1.27 g/t and silver grade of 102 g/t, compared to an average gold grade of 1.59 g/t and silver grade of 86 g/t, respectively, for the same period in 2023. For the three months ending June 30, 2024, the average gold grade was 20% lower and average silver grade was 19% higher when compared to the same period in 2023. As shown in the Technical Report Summary for DDGM incorporated by reference in the 2023 Annual Report (the “Technical Report Summary”), the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of mineral reserves (as defined by subpart 1300 of Regulation S-K, “Mineral Reserve”) and mineral resources (as defined by subpart 1300 of Regulation S-K, “Mineral Resource”) tables contained therein (the “Mineral Reserve and Mineral Resource Tables”). As grades decline, recoveries are expected to decline as well. Our base metals average grades during the three months ended June 30, 2024 were 0.26% for copper, 1.00% for lead, and 2.59% for zinc. The copper and zinc grades were lower by 30% and lead grades were lower by 39%, as compared to same period in 2023.

Gold and silver recoveries for the three months ended June 30, 2024 were 77.1% and 85.5%, respectively, reflecting a 3% decrease for gold and a 7% decrease for silver over the same period in 2023. Copper, lead, and zinc recoveries for the three months ended June 30, 2024 were 74.7%, 65.8%, and 83.2%, respectively. Recoveries for copper, lead, and zinc in the three months ended June 30, 2024 when compared to the same period in 2023, declined by 6%, 12%, and 2%, respectively. As shown in the Technical Report Summary incorporated by reference in the 2023 Annual Report, future recoveries and grades are expected to align with the life of mine average shown in the Mineral Reserve and Mineral Resource Tables.

Year-to-date 2024 compared to year-to-date 2023

Production

During the six months ended June 30, 2024, total tonnes milled of 192,576 were 16% lower than in the same period in 2023. Metal production for gold, silver, copper, lead, and zinc decreased by 35%, 16%, 31%, 52%, and 42%, respectively, during the six months ended June 30, 2024, as compared to the same period last year, as a result of the lower tonnes processed and the lower metal grades that was expected and in line with the 2024 mine plan.

Grades & Recoveries

During the six months ended June 30, 2024, all of the ore processed came from the Arista system with an average gold grade of 1.59 g/t and silver grade of 95 g/t, compared to an average gold grade of 1.97 g/t and silver grade of 90 g/t, respectively, for the same period in 2023. To date in 2024, the average gold grade was 19% lower and the average silver grade 6% higher. As shown in the Technical Report Summary for DDGM incorporated by reference in the 2023 Annual Report (the “Technical Report Summary”), the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of mineral reserves (as defined by subpart 1300 of Regulation S-K, “Mineral Reserve”) and mineral resources (as defined by subpart 1300 of Regulation S-K, “Mineral Resource”) tables contained therein (the “Mineral Reserve and Mineral Resource Tables”). As grades decline, recoveries are expected to decline as well. Our base metals average grades during the six months ended June 30, 2024 were 0.32% for copper, 1.13% for lead, and 2.71% for zinc. The copper, lead, and zinc grades were lower by 14%, 33%, and 29%, respectively, as compared to same period in 2023.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold and silver recoveries for the six months ended June 30, 2024 were 78.4% and 87.8%, respectively, reflecting a 2% decrease for gold and a 4% decrease for silver over the same period in 2023. Copper, lead, and zinc recoveries for the six months ended June 30, 2024 were 75.5%, 65.8%, and 82.9%, respectively. Recoveries for copper, lead, and zinc in the six months ended June 30, 2024, when compared to the same period in 2023, declined by 3%, 13%, and 2%, respectively. As shown in the Technical Report Summary incorporated by reference in the 2023 Annual Report, future recoveries and grades are expected to align with the life of mine average shown in the Mineral Reserve and Mineral Resource Tables.

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net sales (in thousands)
Gold	$6,358	$8,492	$13,781	$20,839
Silver	6,840	6,641	11,909	13,283
Copper	1,941	2,749	4,182	5,743
Lead	1,060	2,782	2,424	5,747
Zinc	4,941	7,928	9,063	17,479
Less: Treatment and refining charges	(1,439)	(3,328)	(3,022)	(6,512)
Realized and unrealized gain (loss) - embedded derivative, net	1,081	(457)	1,147	(544)
Total sales, net	$20,782	$24,807	$39,484	$56,035
Metal produced and sold
Gold (ozs.)	2,724	4,287	6,281	10,795
Silver (ozs.)	234,560	274,257	451,095	569,072
Copper (tonnes)	197	327	461	659
Lead (tonnes)	491	1,317	1,158	2,734
Zinc (tonnes)	1,771	3,141	3,453	6,201
Average metal prices realized (1)
Gold ($ per oz.)	$2,465	$2,010	$2,255	$1,953
Silver ($ per oz.)	$30.49	$24.93	$27.03	$23.95
Copper ($ per tonne)	$10,428	$8,397	$9,351	$8,788
Lead ($ per tonne)	$2,235	$2,153	$2,087	$2,156
Zinc ($ per tonne)	$2,871	$2,485	$2,682	$2,835
Gold equivalent ounces sold
Gold Ounces	2,724	4,287	6,281	10,795
Gold Equivalent Ounces from Silver	2,901	3,402	5,407	6,979
Total AuEq oz	5,625	7,689	11,688	17,774

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the average market metal prices in most cases.

Second quarter 2024 compared to second quarter 2023

The key drivers of the production and financial results for the second quarter of 2024, as compared to the second quarter of 2023, relate to the lower tonnes mined and changes in metal grades and recoveries. These results align with the 2024 mine plan and were considered in the 2024 guidance disclosed in the 2023 Annual Report. Financial results have also been impacted unfavorably by the stronger Mexican peso.

Metal Sold

During the three months ended June 30, 2024, gold sales of 2,724 ounces, silver sales of 234,560 ounces, copper sales of 197 tonnes, lead sales of 491 tonnes, and zinc sales of 1,771 tonnes decreased by 36%, 14%, 40%, 63%, and 44%, respectively, as compared to the same period in 2023. The lower metal production was expected due to mine sequencing.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Average metal prices realized

During the three months ended June 30, 2024, the average metal prices were $2,465 per ounce for gold, $30.49 per ounce for silver, $10,428 per tonne for copper, $2,235 per tonne for lead, and $2,871 per tonne for zinc. Compared to the same period in 2023, the average metal price for gold and silver increased by 23% and 22%, respectively. The average metal price for copper, lead, and zinc also increased by 24%, 4%, and 16%, respectively.

Year-to-date 2024 compared to year-to-date 2023

The key drivers of the production and financial results for the six months ended June 30, 2024, as compared to the same period in 2023, relate to the lower tonnes mined and changes in metal grades and recoveries. These results align with the 2024 mine plan and were considered in the 2024 guidance disclosed in the 2023 Annual Report. Financial results have also been impacted unfavorably by the stronger Mexican peso and the lower zinc and lead price realized in 2024 as compared to 2023.

Metal Sold

During the six months ended June 30, 2024, gold sales of 6,281 ounces, silver sales of 451,095 ounces, copper sales of 461 tonnes, lead sales of 1,158 tonnes, and zinc sales of 3,453 tonnes decreased by 42%, 21%, 30%, 58%, and 44%, respectively, as compared to the same period in 2023. The lower metal production was expected due to mine sequencing.

Average metal prices realized

During the six months ended June 30, 2024, the average metal prices were $2,255 per ounce for gold, $27.03 per ounce for silver, $9,351 per tonne for copper, $2,087 per tonne for lead, and $2,682 per tonne for zinc. Compared to the same period in 2023, the average metal price for gold, silver and copper increased by 15%, 13%, and 6%, respectively, while the average metal price for lead and zinc decreased by 3% and 5%, respectively.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Doré and concentrate sales	$21,140	$28,592	$41,359	$63,091
Less: Treatment and refining charges	(1,439)	(3,328)	(3,022)	(6,512)
Realized/unrealized derivatives, net	1,081	(457)	1,147	(544)
Sales, net	20,782	24,807	39,484	56,035
Total cost of sales	24,374	26,976	45,245	54,275
Mine gross (loss) profit	(3,592)	(2,169)	(5,761)	1,760
Other costs and expenses, including taxes:	24,142	2,415	25,994	7,379
Net loss	$(27,734)	$(4,584)	$(31,755)	$(5,619)

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$1,950	$1,333	$1,789	$979
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$2,661	$1,990	$2,452	$1,551
Total all-in cost after co-product credits per AuEq oz sold (1)	$2,719	$2,196	$2,574	$1,744

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures”.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second quarter 2024 compared to second quarter 2023

Sales, net

Net sales of $20.8 million for DDGM for the three months ended June 30, 2024 decreased by $4.0 million, or 16%, when compared to the same period in 2023. The decrease in 2024 net sales is the result of decreased production volumes as outlined in the sales statistics table above. Additionally, treatment and refining charges during the three months ended June 30, 2024 decreased by 57% as a result of the decline in second quarter 2024 production as compared to second quarter 2023 production.

Total cost of sales

Total cost of sales of $24.4 million for the three months ended June 30, 2024 decreased by 10% from $27.0 million for the same period in 2023. The $2.6 million decrease was primarily related to a $2.5 million decrease in production cost and a $0.6 million decrease in depreciation expense. Production costs of $17.8 million for the three months ended June 30, 2024 are 12% lower than the production costs of $20.3 million for the same period in 2023. Although the cost of sales and production costs were lower during the second quarter of 2024, compared to the same period in 2023, the cost of sales as a percentage of revenue was 8% higher because the increased power rates and the stronger peso negatively impacted production costs.

Mine gross (loss) profit

For the three months ended June 30, 2024, the Company had a mine gross loss of $3.6 million, compared to a mine gross loss of $2.2 million for the three months ended June 30, 2023. Mine gross loss increased by $1.4 million, or 66%, compared to the same period in 2023. The increase in loss was primarily due to a $4.0 million, or 16% decrease in net sales, partially offset by a $2.5 million, or 12% decrease in production costs and a $0.6 million, or 10% decrease in depreciation and amortization expenses.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors, such as the grade of ore processed, metal commodity prices, and operating costs have a significant impact on mine gross profit. In the second quarter of 2024, the tonnes of ore processed decreased by 17%, and the total cost of sales decreased by 10% compared to the second quarter of 2023, due to a 9% lower cost per tonne processed; however, net sales decreased by 16%.

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

Net loss

For the three months ended June 30, 2024, we recorded a net loss of $27.7 million, compared to a net loss of $4.6 million during the same period in 2023. The $23.2 million increase in net loss is mainly attributable to the 16% decrease in net sales and the increased income tax expense due to the valuation allowance recorded during the three months ended June 30, 2024 on the DDGM deferred tax assets.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year-to-date 2024 compared to year-to-date 2023

Sales, net

Net sales of $39.5 million for DDGM for the six months ended June 30, 2024 decreased by $16.5 million, or 29%, when compared to the same period in 2023. The decrease in 2024 net sales is the result of decreased sales volumes and lower realized metal prices for lead and zinc, as outlined in the sales statistics table above. Additionally, treatment and refining charges during the six months ended June 30, 2024 decreased by 54% as a result of the decline in second quarter 2024 production as compared to second quarter 2023 production.

Total cost of sales

Total cost of sales of $45.2 million for the six months ended June 30, 2024 decreased by 17% from $54.3 million for the same period in 2023. The $9.0 million decrease was primarily related to a $6.3 million decrease in production cost and a $3.7 million decrease in depreciation expense. Production costs of $33.9 million for the six months ended June 30, 2024 are 16% lower than the production costs of $40.2 million for the same period in 2023. Although the cost of sales and production costs were lower during the second quarter of 2024 compared to the same period in 2023, the cost of sales as a percentage of revenue was 18% higher because the increased power rates and the stronger peso negatively impacted production costs.

Mine gross (loss) profit

For the six months ended June 30, 2024, the Company had a mine gross loss of $5.8 million, compared to a mine gross profit of $1.8 million six months ended June 30, 2023. Mine gross profit decreased by $7.5 million, or 427%, compared to the same period in 2023. The decrease was primarily due to a $16.6 million, or 30% decrease in net sales, partially offset by a $6.3 million, or 16% decrease in production costs and a $3.7 million, or 27% decrease in depreciation and amortization expenses.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors, such as the grade of ore processed, metal commodity prices, and operating costs have a significant impact on mine gross profit. In the six months ended June 30, 2024, the tonnes of ore processed decreased by 16%, and the total cost of sales decreased by 17%, compared to the six months ended June 30, 2023; however, net sales decreased by 30%.

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

Net loss

For the six months ended June 30, 2024, we recorded a net loss of $31.8 million, compared to a net loss of $5.6 million during the same period in 2023. The $26.1 million increase in net loss is mainly attributable to the 30% decrease in net sales and the increased income tax expense due to the valuation allowance recorded during the three months ended June 30, 2024 on the DDGM deferred tax assets.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Costs and Expenses, Including Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	$781	$2,130	$1,682	$3,323
Mexico exploration expenses	184	1,045	1,083	2,434
Michigan Back Forty Project expenses	142	395	347	845
Stock-based compensation	225	7	444	604
Other expense, net	6,354	711	7,869	2,180
Total other costs and expenses	7,686	4,288	11,425	9,386
Income tax provision (benefit)	16,456	(1,873)	14,569	(2,007)
Total other costs and expenses, including taxes	$24,142	$2,415	$25,994	$7,379

Second quarter 2024 compared to second quarter 2023

General and administrative expenses: For the three months ended June 30, 2024 and 2023, general and administrative expenses were $0.8 million and $2.1 million, respectively. The 63% decrease in cost is due to the cost saving measures the Company implemented for 2024.

Mexico Exploration expenses: For the three months ended June 30, 2024, exploration expenses in DDGM totaled $0.2 million, compared to $1.0 million for the same period in 2023. Exploration activities in Oaxaca, Mexico, decreased compared to the same period in 2023 primarily due to the reduction in expansion drilling and underground exploration development.

Michigan Back Forty Project expenses: For the three months ended June 30, 2024, costs for the Back Forty Project were $0.1 million, compared to $0.4 million for the same period in 2023. The 64% decrease is due to the completion of the optimization work in the third quarter of 2023 and not actively progressing the project in 2024.

Stock-based compensation: Stock-based compensation increased by $0.2 million for the three months ended June 30, 2024 compared to the same period in 2023. This increase is mainly due to the timing of issuance of new grants in the second quarter of 2024, compared to units being granted in the first quarter of 2023.

Other expense, net: For the three months ended June 30, 2024, the Company incurred $6.4 million of other expenses, an increase of $5.6 million from the same period in 2023. This increase is largely driven by a $3.4 million interest increase on the streaming liabilities and a $1.5 million unrealized currency exchange loss. Please see Note 17 - Other expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Income tax provision (benefit): For the three months ended June 30, 2024, income tax expense was $16.5 million, compared to a $1.9 million income tax benefit for the same period in 2023. The increase in income tax expense for the three months ended June 30, 2024 is due to the valuation allowance recorded during the second quarter of 2024 on the DDGM deferred tax assets.

Year-to-date 2024 compared to year-to-date 2023

General and administrative expenses: For the six months ended June 30, 2024 and 2023, general and administrative expenses were $1.7 million and $3.3 million, respectively. The 49% decrease in cost is due to the cost saving measures the Company implemented for 2024.

Mexico Exploration expenses: For the six months ended June 30, 2024, exploration expenses in DDGM totaled $1.1 million, compared to $2.4 million for the same period in 2023. Exploration activities in Oaxaca, Mexico, decreased

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

compared to the same period in 2023 primarily due to the reduction in expansion drilling and underground exploration development.

Michigan Back Forty Project expenses: For the six months ended June 30, 2024, costs for the Back Forty Project were $0.3 million, compared to $0.8 million for the same period in 2023. The 59% decrease is due to the completion of the optimization work in the third quarter of 2023 and not actively progressing the project in 2024.

Stock-based compensation: Stock-based compensation decreased by $0.2 million for the six months ended June 30, 2024 compared to the same period in 2023. This decrease is mainly due the lower share price in 2024.

Other expense, net: For the six months ended June 30, 2024, the Company incurred $7.9 million of other expenses, an increase of $5.7 million from the same period in 2023. This increase is largely driven by a $4.5 million interest increase on the streaming liabilities and a $1.0 million unrealized currency exchange loss. Please see Note 17 - Other expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Income tax provision (benefit): For the six months ended June 30, 2024, income tax expense was $14.6 million, compared to $2.0 million income tax benefit for the same period in 2023. The increase in income tax expense for the six months ended June 30, 2024 is due to the valuation allowance recorded during the second quarter of 2024 on the DDGM deferred tax assets.

Other Non-GAAP Financial Measures

Second quarter 2024 compared to second quarter 2023

Total cash cost after co-product credits per AuEq oz sold: For the three months ended June 30, 2024, the total cash cost after co-product credits per AuEq oz sold is $1,950 compared to $1,333 for the same period in 2023. The increase in the total cash cost is due to the 38% lower co-product credits we received during the second quarter of 2024 and the 27% decrease in the total number of AuEq ounces sold, offset by a 57% decrease in total treatment and refining charges and a 12% decrease in production costs as a result of the decline in second quarter 2024 production as compared to second quarter 2023 production.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the three months ended June 30, 2024, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $2,661 as compared to $1,990 for the same period in 2023. The increase directly relates to the higher cash costs per ounce discussed above.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total all-in cost after co-product credits per AuEq oz sold: For the three months ended June 30, 2024, the total all-in cost after co-product credits per AuEq oz sold was $2,719 compared to $2,196 for the same period in 2023. The increase is due to the higher all-in sustaining costs discussed above.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures.”

Year-to-date 2024 compared to year-to-date 2023

Total cash cost after co-product credits per AuEq oz sold: For the six months ended June 30, 2024, the total cash cost after co-product credits per AuEq oz sold is $1,789 compared to $979 for the same period in 2023. The increase is due to the 45% lower amount of co-product credits we received during the six months ended June 30, 2024 and the 34% decrease in the total number of AuEq ounces sold, offset by a 54% decrease in total treatment and refining charges and a 16% decrease in production costs as a result of the decline in the six months ended June 30, 2024 production as compared to the six months ended June 30, 2023 production.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the six months ended June 30, 2024, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $2,452 compared to $1,551 for the same period in 2023. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the six months ended June 30, 2024, the total all-in cost after co-product credits per AuEq oz sold was $2,574 compared to $1,744 for the same period in 2023. The increase is due to the higher all-in sustaining costs discussed above.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under “Non-GAAP Measures.”

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2024 Sustaining and Growth Investments Summary

	For the six months ended June 30, 2024		2024 full year guidance
	2024	2023

Sustaining Investments:
Underground Development	$2,657	$2,362
Other Sustaining Capital	851	628
Infill Drilling	786	1,785
Surface and Underground Exploration Development & Other	2	1,079
Subtotal of Sustaining Investments:	4,296	5,854	$8.8 - 11.0 million
Growth Investments:
DDGM growth:
Surface Exploration / Other	1,045	1,139
Underground Exploration Drilling	38	1,295
Underground Exploration Development	-	147
Back Forty growth:
Back Forty Project Optimization & Permitting	347	845
Subtotal of Growth Investments:	1,430	3,426	$3.2 - 5.2 million
Total Capital and Exploration:	$5,726	$9,280	$12.0 - 16.2 million

The Company’s year-to-date investment in Mexico in 2024 totaled $5.4 million. Our investment in Mexico is focused on favorably impacting our environment, social, and governance programs while creating operational efficiencies and sustainability.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underground and Exploration Development:

Mine development during the quarter included ramps, access to different areas of the deposit and ventilation shafts. No exploration or infill development was completed during the second quarter of 2024 as all drilling is being done from existing infrastructure developed in 2023. Additional exploration development is scheduled for the third quarter of 2024. As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine.

Underground contract drill rig; Level 3 – Arista Mine – Three Sisters / Gloria vein systems

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits, All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the three and six months ended June 30, 2024 and 2023:

	Note	For the three months ended June 30,		For the six months ended June 30,
		2024	2023	2024	2023

		(in thousands, except oz and per AuEq oz sold)

Total cost of sales (1)		$24,374	$26,976	$45,245	$54,275
Less: Depreciation and amortization (1)		(5,833)	(6,474)	(10,043)	(13,728)
Less: Reclamation and remediation (1)		(773)	(200)	(1,326)	(395)
Refining charges for Doré sales	3	-	17	6	42
Treatment and refining charges for Concentrate sales	3	1,439	3,311	3,016	6,470
Co-product credits:
Concentrate sales - Copper	3	(1,941)	(2,749)	(4,182)	(5,743)
Concentrate sales - Lead	3	(1,060)	(2,782)	(2,424)	(5,747)
Concentrate sales - Zinc	3	(4,941)	(7,928)	(9,063)	(17,479)
Realized (loss) gain for embedded derivatives - Copper	19	(115)	8	(127)	(46)
Realized (loss) gain for embedded derivatives - Lead	19	(37)	(54)	7	(148)
Realized gain for embedded derivatives - Zinc	19	(144)	121	(198)	(102)
Total cash cost after co-product credits		$10,969	$10,246	$20,911	$17,399
Gold equivalent (AuEq) ounces sold (oz)		5,625	7,689	11,688	17,774
Total cash cost after co-product credits per AuEq oz sold		$1,950	$1,333	$1,789	$979

Total cash cost after co-product credits from above		$10,969	$10,246	$20,911	$17,399
Sustaining Investments - Capital:
Underground Development (2)		1,307	1,066	2,657	2,362
Other Sustaining Capital (2)		569	153	851	628
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		345	968	786	1,785
Surface and Underground Exploration Development & Other (2)		-	531	2	1,079
Reclamation and remediation (1)		773	200	1,326	395
DDGM all-in sustaining cost after co-product credits		$13,963	$13,164	$26,533	$23,648
AuEq ounces sold (oz)		5,625	7,689	11,688	17,774
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$2,482	$1,712	$2,270	$1,330

DDGM all-in sustaining cost after co-product credits from above		$13,963	$13,164	$26,533	$23,648
Corporate Sustaining Expenses:
General and administrative expenses (1)		781	2,130	1,682	3,323
Stock-based compensation (1)		225	7	444	604
Consolidated all-in sustaining cost after co-product credits		$14,969	$15,301	$28,659	$27,575
AuEq ounces sold (oz)		5,625	7,689	11,688	17,774
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$2,661	$1,990	$2,452	$1,551

Consolidated all-in sustaining cost after co-product credits from above		$14,969	$15,301	$28,659	$27,575
Underground Exploration Development (2)		-	147	-	147
Growth Investments - Exploration:
Mexico exploration expenses (1)		184	1,045	1,083	2,434
Michigan Back Forty Project expenses (1)		142	395	347	845
Total all-in cost after co-product credits		$15,295	$16,888	$30,089	$31,001
AuEq ounces sold (oz)		5,625	7,689	11,688	17,774
Total all-in cost after co-product credits per AuEq oz sold		$2,719	$2,196	$2,574	$1,744

(1)	Refer to Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.
(2)	Refer to Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary and the previously filed Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2023 Capital and Exploration Investment Summary.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2
Operating Data
Total tonnes milled	117,781	113,510	116,626	111,254	98,889	93,687
Average Grade	-
Gold (g/t)	2.33	1.59	1.52	1.44	1.89	1.27
Silver (g/t)	94	86	73	85	88	102
Copper (%)	0.37	0.37	0.32	0.39	0.37	0.26
Lead (%)	1.73	1.64	1.29	1.39	1.25	1.00
Zinc (%)	3.88	3.72	3.24	2.95	2.82	2.59
Metal production (before payable metal deductions)
Gold (ozs.)	7,171	4,637	4,443	4,077	4,757	2,947
Silver (ozs.)	322,676	289,816	247,159	282,487	251,707	263,023
Copper (tonnes)	336	334	276	341	280	181
Lead (tonnes)	1,559	1,389	1,048	1,072	812	616
Zinc (tonnes)	3,837	3,569	3,223	2,884	2,310	2,020
Metal produced and sold
Gold (ozs.)	6,508	4,287	3,982	3,757	3,557	2,724
Silver (ozs.)	294,815	274,257	208,905	258,252	216,535	234,560
Copper (tonnes)	332	327	245	327	264	197
Lead (tonnes)	1,417	1,317	947	820	667	491
Zinc (tonnes)	3,060	3,141	2,571	2,182	1,682	1,771
Average metal prices realized
Gold ($ per oz.)	$ 1,915	$ 2,010	$ 1,934	$ 1,985	$ 2,094	$ 2,465
Silver ($ per oz.)	$ 23.04	$ 24.93	$ 23.61	$ 23.14	$ 23.29	$ 30.49
Copper ($ per tonne)	$ 9,172	$ 8,397	$ 8,185	$ 8,205	$ 8,546	$ 10,428
Lead ($ per tonne)	$ 2,158	$ 2,153	$ 2,196	$ 2,122	$ 1,977	$ 2,235
Zinc ($ per tonne)	$ 3,195	$ 2,485	$ 2,195	$ 2,516	$ 2,483	$ 2,871
Gold equivalent ounces sold
Gold Ounces	6,508	4,287	3,982	3,757	3,557	2,724
Gold Equivalent Ounces from Silver	3,547	3,402	2,550	3,011	2,408	2,901
Total AuEq oz	10,055	7,689	6,532	6,768	5,965	5,625
Financial Data
Total sales, net (in thousands)	$ 31,228	$ 24,807	$ 20,552	$ 21,141	$ 18,702	$ 20,782
Production Costs (in thousands)	$ 19,850	$ 20,302	$ 18,957	$ 17,034	$ 16,108	$ 17,768
Production Costs/Tonnes Milled	$ 169	$ 179	$ 163	$ 153	$ 163	$ 190
Operating Cash Flows (in thousands)	$ 1,024	($ 551)	($ 7,475)	$ 1,783	$ 1,482	($ 63)
Net loss (in thousands)	($ 1,035)	($ 4,584)	($ 7,341)	($ 3,057)	($ 4,021)	($ 27,734)
Loss per share - basic	($ 0.01)	($ 0.05)	($ 0.08)	($ 0.03)	($ 0.05)	($ 0.30)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 2024, working capital was $14.3 million, consisting of current assets of $26.6 million and current liabilities of $12.3 million. This represents a $0.9 million, or 6%, decrease from the working capital balance of $15.2 million as of December 31, 2023. The primary factor influencing the decrease in our working capital were the cash used in investing activities of $4.0 million, partially offset by $1.4 million cash inflow from operating activities and $1.8 million cash inflow from financing activities due to the At The Market Agreement (“ATM”) sales, as reported in the Condensed Consolidated Interim Statements of Cash Flows. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development, and income taxes. We believe that as a result of our cash balances, the performance of our current and expected operations, and the current metals prices, we will be able to meet our known obligations and other potential cash requirements for the next 12 months.

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

Cash and cash equivalents as of June 30, 2024 decreased to $5.3 million from $6.3 million as of December 31, 2023, a net decrease in cash of $0.9 million. The decrease is primarily due to $4.0 million cash used in investing activities, partially offset by the $1.4 million cash provided by operating activities and the $1.8 million cash inflow from financing activities due to the ATM sales.

Of the $5.3 million cash balance as of June 30, 2024, $5.0 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts, with the remainder in foreign currencies readily convertible to U.S. dollars. The Don David Gold Mine’s primary source of liquidity is the sale of concentrates. The Don David Gold Mine has been self-sustaining since production commencement in 2010 and has been a source of cash for U.S. operations and projects.

Net cash provided by operating activities for the six months ended June 30, 2024 was $1.4 million, a 180% increase compared to the $0.5 million net cash provided by operating activities for the same period in 2023. While net sales decreased by 30% for the six months ended June 30, 2024, compared to the same period in 2023, due to lower grades and lower recoveries, production costs only decreased by 16% due to the stronger peso and higher inflation.

Net cash used in investing activities of $4.0 million for the six months ended June 30, 2024 decreased from $6.0 million from the same period in 2023. The decrease is mainly attributed to planned reduction in investing activities to preserve cash. Investing activities in both 2024 and 2023 are mainly attributable to continued reinvestment in DDGM.

Net cash provided by financing activities for the six months ended June 30, 2024 was $1.8 million related to the ATM sales. Please see Note 13—Shareholders’ Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We use the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe,” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	Our strategy for significant future investment in Oaxaca, Mexico, and in Michigan, USA, for development and exploration activities;
●	Our expectations regarding future grades and recoveries from mining at DDGM;
●	Expectations regarding capital investment, exploration spending, and general and administrative costs;
●	Future exploration plans at DDGM, including vein systems targeted for future exploration activity;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources and Mineral Reserves;
●	Our expectations regarding whether dividends will be paid in the future;
●	Our ability to satisfy our obligations and other potential cash requirements over the next twelve months; and
●	The expected timing and success of the Back Forty Project with respect to permitting, detailed engineering, and project financing.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	The Company’s inability to secure financing when needed;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as excessively wet weather, floods, earthquakes, and any other natural disasters;
●	The inherent uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under Item 1A—Risk Factors in Part II—Other Information.

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

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government through which they demanded the cancellation of several DDGM concession titles. The federal government ordered a suspension to prevent work related to excavating, drilling, opening tunnels and exploiting the mineral resources on the surface and subsoil of the concessions named in the injunction. Presently, the Don David Gold Mine does not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 has not progressed to a final ruling.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation as of or for the three and six months ended June 30, 2024, formatted in inline XBRL: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: August 6, 2024		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: August 6, 2024		/s/ Chet Holyoak
	By:	Chet Holyoak,
Chief Financial Officer

Gold Resource Corporation