Form 10-Q
period 2024-09-30
GOLD RESOURCE CORP
filed 2024-11-06
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,324,949 shares of common stock outstanding as of November 1, 2024.

GOLD RESOURCE CORPORATION

FORM 10-Q

		Page
	Third Quarter 2024 Summary	3

	Part I - FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Interim Financial Statements and Notes	5
	➢ Condensed Consolidated Interim Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	5
	➢ Condensed Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (unaudited)	6
	➢ Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and 2023 (unaudited)	7
	➢ Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	9
	➢ Notes to the Condensed Consolidated Interim Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	53

	Part II - OTHER INFORMATION	53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	54
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56

Aerial View of Processing Plant

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

THIRD QUARTER 2024 SUMMARY

A summary for the three months ended September 30, 2024 is presented below and discussed further under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Don David Gold Mine

●	In the third quarter of 2024, the Don David Gold Mine (“DDGM”) in Mexico produced and sold a total of 3,526 gold equivalent (“AuEq”) ounces, comprised of 1,357 gold ounces and 181,434 silver ounces at an average sales price per ounce of $2,561 and $30.61, respectively.
●	Beginning in the third quarter, the DDGM underground diamond drilling program progressed positively with two drill rigs in operation. Until the new drill stations are developed to further test the Three Sisters system, the focus of the drilling strategically shifted to infill the northwest extension of the Arista vein system, targeting the Marena North, Santa Cecilia, and Splay 31 veins to further define, expand, and upgrade the Mineral Resources in this area. To preserve cash, the infill drilling was suspended on August 1, 2024. The grade control drilling continued as planned during the third quarter, focusing on maximizing the potential economic returns of the mineralization scheduled for future production in both the Arista and Switchback vein systems.
●	There were no lost time incidents during the quarter, resulting in a “zero” year-to-date Lost Time Injury Frequency Rate (“LTIFR”) safety record. Safety is paramount for the Company. The Company strives to continue its excellent track record each quarter and seeks to improve safety measures, awareness, and training on an ongoing basis.

Corporate and Financial

●	Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) has $6.1 million in working capital and $1.4 million in cash as of September 30, 2024.
●	Net loss was $10.5 million or $0.11 per share for the quarter, which was mainly attributable to the decrease in net sales because the Company’s production was significantly impacted by the lack of availability of critical mining equipment and the lack of multiple faces to mine, in addition to the unfavorable weather conditions impacting the mining and processing operations.
●	Total cash cost after co-product credits for the quarter was $3,560 per AuEq ounce, and total all-in sustaining cost (“AISC”) after co-product credits for the quarter was $5,072 per AuEq ounce. (See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures for a reconciliation of non-GAAP measures to applicable GAAP measures).

Liquidity Update

Tonnes and grade, with respect to the Company’s mining operations at DDGM, have declined during 2024 and are below budget, especially in the third quarter. There are several factors that caused these declines. The Company has encountered significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine. Due to the continued challenges with equipment availability and the decreased cash due to prior production shortfalls, the Company has not been able to maintain its projected timeline for development of future production zones. As a result, the Company is currently mining only one face at a time in areas that are accessible. The current lack of other available production zones has placed additional pressure on the Company’s ability to achieve its production estimates, as any problems encountered at the current production zone cannot be offset by producing elsewhere in the mine. In addition, the mill also experienced some mechanical issues and wet ore handling difficulties due to unusually high rain fall that resulted in lower throughput and a production shortfall. To minimize the mechanical issues and return the mine to a cash positive position, capital is necessary to replace some of the mining fleet and upgrade the mill.

The Company believes that the mine has significant potential to generate positive cash flow based on the information to date from the new areas of the Three Sisters as well as other areas that have been discovered near the existing mining zones. In order to develop access and better define these new areas, an investment must be made

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

in the equipment and mine plan. Without the addition of these areas to the life-of-mine plan, the Company does not believe that the mine will generate sufficient free cash flow in the near term.

The Company’s inability to achieve its production estimates has created substantial doubt about its ability to continue as a going concern. The Company currently anticipates that it will require approximately $7 million to obtain additional mining equipment and mill upgrades. These amounts include approximately $2.5 million in upgrades at the mill, including approximately $1.0 million to install a new filter to increase capacity in the filter plant and approximately $0.7 million to obtain a spare ball gear. These investments also include approximately $4.5 million in mining equipment to replace old or inefficient equipment, including underground loaders, bolters, and drills. The Company also expects to require approximately $8 million in working capital in order to fund the initial development to access the Three Sisters and Splay 31 systems, although not all of this capital will be required immediately. Due to the 2024 production challenges described above, the Company does not believe that the mine will generate sufficient cashflow to fund these improvements. The Company is evaluating various financing options in order to fund this development in the near term.

If the Company is unable to obtain this additional capital and successfully develop these new mining areas, the continued operation of the mine may not be possible beyond November 2024. If continued operation of the mine is not possible, the Company may be compelled to place the mine on “care and maintenance” status, which would likely trigger significant severance and other costs which the Company may not be able to pay.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		As of	As of
		September 30,	December 31,
	Note	2024	2023
ASSETS
Current assets:
Cash and cash equivalents		$1,352	$6,254
Accounts receivable, net		5,413	4,335
Inventories, net	5	7,824	9,294
Prepaid expenses and other current assets	7	7,383	6,612
Total current assets		21,972	26,495
Property, plant, and mine development, net	8	130,888	138,626
Deferred tax assets, net	6	239	13,301
Other non-current assets	9	2,347	5,464
Total assets		$155,446	$183,886
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$12,374	$7,614
Mining royalty taxes payable, net		159	1,199
Accrued expenses and other current liabilities	10	3,346	2,512
Total current liabilities		15,879	11,325
Reclamation and remediation liabilities	12	10,681	11,795
Gold and silver stream agreements liability	11	51,288	44,932
Deferred tax liabilities, net	6	14,922	14,077
Contingent consideration	13	3,336	3,548
Other non-current liabilities	10	2,031	1,516
Total liabilities		98,137	87,193

Commitments and contingencies	13

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
93,523,028 and 88,694,038 shares outstanding at September 30, 2024 and December 31, 2023, respectively		94	89
Additional paid-in capital		114,831	111,970
Accumulated deficit		(50,561)	(8,311)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		57,309	96,693
Total liabilities and shareholders’ equity		$155,446	$183,886

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Note	2024	2023	2024	2023

Sales, net	4	$13,272	$20,552	$52,756	$76,587
Cost of sales:
Production costs		17,198	18,957	51,074	59,109
Depreciation and amortization		4,178	5,790	14,221	19,518
Reclamation and remediation		566	216	1,892	611
Total cost of sales		21,942	24,963	67,187	79,238
Mine gross loss		(8,670)	(4,411)	(14,431)	(2,651)
Costs and expenses:
General and administrative expenses		1,293	1,764	2,975	5,087
Mexico exploration expenses		767	1,540	1,850	3,974
Michigan Back Forty Project expenses		202	420	549	1,265
Stock-based compensation	17	203	(102)	647	502
Other expense, net	18	2,977	1,967	10,846	4,147
Total costs and expenses		5,442	5,589	16,867	14,975
Loss before income taxes		(14,112)	(10,000)	(31,298)	(17,626)
Income tax (benefit) provision	6	(3,617)	(2,659)	10,952	(4,666)
Net loss		$(10,495)	$(7,341)	$(42,250)	$(12,960)
Net loss per common share:
Basic and diluted net loss per common share	19	$(0.11)	$(0.08)	$(0.46)	$(0.15)

Weighted average shares outstanding:
Basic and diluted	19	93,279,750	88,499,327	91,005,507	88,458,276

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended September 30, 2024 and 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, June 30, 2023	88,804,940	$89	$111,580	$2,087	$(5,884)	$(1,171)	$106,701
Stock-based compensation	-	-	105	-	-	-	105
Common stock issued for vested restricted stock units	41,668	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	130,199	-	56	-	-	-	56
Surrender of common stock for taxes due on vesting	(12,044)	-	(7)	-	-	-	(7)
Net loss	-	-	-	(7,341)	-	-	(7,341)
Balance, September 30, 2023	88,964,763	$89	$111,734	$(5,254)	$(5,884)	$(1,171)	$99,514

Balance, June 30, 2024	92,629,246	$93	$114,049	$(40,066)	$(5,884)	$(1,171)	$67,021
Stock-based compensation	-	-	184	-	-	-	184
Issuance of common stock, net of issuance costs (1)	1,230,180	1	598	-	-	-	599
Net loss	-	-	-	(10,495)	-	-	(10,495)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(50,561)	$(5,884)	$(1,171)	$57,309

(1)	An aggregate of 1,230,180 shares of the Company’s common stock were sold through the ATM agreement during the three months ended September 30, 2024, for net proceeds of $0.6 million to the Company, after deducting the agent’s commissions and other fees. An aggregate of 130,199 shares of the Company’s common stock were sold through the ATM agreement during the three months ended September 30, 2023, for net proceeds of $0.1 million to the Company, after deducting the agent’s commissions and other fees. Please also see Note—14 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the nine months ended September 30, 2024 and 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	672	-	-	-	672
Common stock issued for vested restricted stock units	130,238	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	130,199	-	56	-	-	-	56
Surrender of common stock for taxes due on vesting	(30,181)	-	(18)	-	-	-	(18)
Net loss	-	-	-	(12,960)	-	-	(12,960)
Balance, September 30, 2023	88,964,763	$89	$111,734	$(5,254)	$(5,884)	$(1,171)	$99,514

Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693
Stock-based compensation	-	-	463	-	-	-	463
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	4,708,993	5	2,429	-	-	-	2,434
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(42,250)	-	-	(42,250)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(50,561)	$(5,884)	$(1,171)	$57,309

(1)	An aggregate of 4,708,993 shares of the Company’s common stock were sold through the ATM agreement during the nine months ended September 30, 2024, for net proceeds of $2.4 million to the Company, after deducting the agent’s commissions and other fees. An aggregate of 130,199 shares of the Company’s common stock were sold through the ATM agreement during the nine months ended September 30, 2023, for net proceeds of $0.1 million to the Company, after deducting the agent’s commissions and other fees. Please also see Note—14 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the nine months ended September 30,
	Note	2024	2023
Cash flows from operating activities:
Net loss		$(42,250)	$(12,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)		10,775	(5,520)
Depreciation and amortization		15,589	19,586
Stock-based compensation		647	502
Interest on streaming liabilities		6,356	1,237
Other operating adjustments, net	21	4,446	1,210
Changes in operating assets and liabilities:
Accounts receivable		(1,078)	371
Inventories		1,185	1,580
Prepaid expenses and other current assets		(1,291)	300
Other non-current assets		(154)	-
Accounts payable and other accrued liabilities		4,937	(6,856)
Cash settled liability awards		(67)	-
Mining royalty and income taxes payable, net		(1,048)	(6,452)
Net cash used in operating activities		(1,953)	(7,002)

Cash flows from investing activities:
Capital expenditures		(6,353)	(9,751)
Proceeds from the sale of investment in Maritime		1,178	-
Net cash used in investing activities		(5,175)	(9,751)

Cash flows from financing activities:
Proceeds from the ATM sales, net of issuance costs		2,434	56
Other financing activities		(33)	(23)
Net cash provided by financing activities		2,401	33
Effect of exchange rate changes on cash and cash equivalents		(175)	(249)

Net decrease in cash and cash equivalents		(4,902)	(16,969)
Cash and cash equivalents at beginning of period		6,254	23,675
Cash and cash equivalents at end of period		$1,352	$6,706

Supplemental Cash Flow Information
Income and mining taxes paid		$1,088	$7,064
Non-cash investing or financing activities:
Value of common shares issued for RSU redemption		$49	$79
Balance of capital expenditures in accounts payable		$385	$392
Balance of equipment financing		$1,041	$-

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2024
(Unaudited)

1. Basis of Preparation of Financial Statements

The Condensed Consolidated Interim Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules. However, the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements do not necessarily indicate the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K (the “2023 Annual Report”). The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the 2023 Annual Report.

In the presentation, certain current liabilities in the Condensed Consolidated Interim Balance Sheet for 2023 and certain operating cashflows in the Condensed Consolidated Interim Statement of Cash Flows for 2023 have been reclassified to conform with current year presentation. These had no impact on total current liabilities and total operating cashflows previously presented.

2. New Accounting Pronouncements

The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. The Company will retrospectively adopt the segment disclosures required under this amendment in the year ended December 31, 2024 financial statements. The Company does not expect any major impact of this update on its consolidated financial statements and disclosures.

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures in December 2023, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.

3. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results, along with the Company’s inability to achieve its production estimates, raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

the net losses of $42.3 million for the nine months ended September 30, 2024 and the cash and cash equivalents balance of $1.4 million as of September 30, 2024. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is presently seeking financing to raise cash to provide for working capital. Failure to raise some form of long-term debt arrangement or additional equity capital will cause the Company to further reduce its working capital, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations until sufficient capital is available. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to achieve a level where it will generate profits and positive cash flows from operations.

4. Revenue

The Company derives its revenue mainly from the sale of concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Doré sales, net
Gold	$-	$417	$24	$2,685
Silver	-	19	1	120
Less: Refining charges	-	(3)	(6)	(45)
Total doré sales, net	-	433	19	2,760
Concentrate sales
Gold	3,416	7,273	17,173	25,844
Silver	5,424	4,900	17,332	18,082
Copper	917	2,049	5,099	7,792
Lead	918	2,060	3,342	7,807
Zinc	4,045	6,283	13,108	23,762
Less: Treatment and refining charges	(1,394)	(2,785)	(4,410)	(9,255)
Total concentrate sales, net	13,326	19,780	51,644	74,032
Realized gain (loss) - embedded derivative, net (1)	344	(633)	1,333	249
Unrealized (loss) gain - embedded derivative, net	(398)	972	(240)	(454)
Total sales, net	$13,272	$20,552	$52,756	$76,587
(1)	Copper, lead, and zinc are co-products. In the Realized gain (loss) - embedded derivative, net, there is $0.2 million gain and $0.5 million gain related to these co-products for the three and nine months ended September 30, 2024. There is $0.7 million loss and $0.4 million loss, respectively, in the Realized gain (loss) - embedded derivative, net, related to the co-products for the three and nine months ended September 30, 2023.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

5. Inventories, net

At September 30, 2024 and December 31, 2023, inventories, net, consisted of the following:

	As of	As of
	September 30,	December 31,
	2024	2023

	(in thousands)
Stockpiles - underground mine	$327	$534
Concentrates	928	1,768
Doré, net	169	169
Subtotal - product inventories	1,424	2,471
Materials and supplies (1)	6,400	6,823
Total	$7,824	$9,294

(1)	Net of reserve for obsolescence of $0.5 million as of both September 30, 2024 and December 31, 2023.

6. Income Taxes

The Company recorded an income tax benefit of $3.6 million and an income tax expense of $11.0 million, respectively, for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recorded an income tax benefit of $2.7 million and $4.7 million, respectively. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%, and a 5% withholding tax applies to dividends received from Mexico. Income in Mexico is taxed at 37.5% (30% income tax and 7.5% mining tax), and Canada’s income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates. The U.S. and certain Canadian jurisdictions do not currently generate taxable income.

Mexico Valuation Allowance

The Company recorded a valuation allowance on the Mexico Income Tax net deferred tax assets in 2024 for $17.9 million. In accordance with applicable accounting rules, a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized, after considering all available evidence, both positive and negative. The Company determined a valuation allowance on Mexico Income Tax deferred tax assets was necessary due primarily to the recent losses at the Mexico mine.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 0.5% on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax generally applies to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no corporate deductions related to depreciable costs from operational fixed assets. However, prospecting and exploration expenses are amortized using a 10% rate in a 10-year straight line. Both duties are tax deductible for income tax purposes. As a result, the Company’s effective tax rate applicable to the Company’s Mexican operations is higher than Mexico’s statutory rate.

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. as dividends, which are subject to a 10% Mexico withholding tax, unless otherwise provided per a tax treaty. The current U.S.-Mexico tax treaty limits the dividend withholding tax between these countries to 5%, as long as specific requirements are met. Based on the

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Company’s understanding that it meets these requirements, the Company pays a 5% withholding tax on dividends paid from Mexico. The estimated annual effective tax rate reflects the impact of the planned annual transfers for 2024.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $17 million as of September 30, 2024) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system, if necessary, to ensure that these adjustments are removed. Management believes the position taken on the 2015 income tax return meets the more likely than not threshold and that as of September 30, 2024 and December 31, 2023, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax (benefit) provision.

7. Prepaid Expenses and Other Current Assets

At September 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2024	2023

	(in thousands)
Advances to suppliers	$47	$266
Prepaid insurance	1,757	1,103
Prepaid income tax	3,965	4,589
Other current assets	1,614	654
Total	$7,383	$6,612

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

Other current assets

A value added (“IVA”) tax in Mexico is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of September 30, 2024 and December 31, 2023, this resulted in an asset balance of $1.3 million and $0.4 million, respectively, included in Other current assets.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

8. Property, Plant, and Mine Development, net

At September 30, 2024 and December 31, 2023, property, plant, and mine development, net consisted of the following:

	As of	As of
	September 30,	December 31,
	2024	2023

	(in thousands)
Asset retirement costs (“ARO asset”)	$6,227	$6,227
Construction-in-progress	1,147	243
Furniture and office equipment	1,762	1,781
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,118	2,126
Machinery and equipment	44,617	42,887
Mill facilities and infrastructure	36,463	36,396
Mine development	120,084	115,230
Software and licenses	1,555	1,554
Subtotal	302,549	295,020
Accumulated depreciation and amortization	(171,661)	(156,394)
Total	$130,888	$138,626

The Company recorded depreciation and amortization expense of $4.2 million and $14.2 million for the three and nine months ended September 30, 2024, respectively, and $5.8 million and $19.5 million, for the three and nine months ended September 30, 2023, respectively.

9. Other Non-current Assets

At September 30, 2024 and December 31, 2023, other non-current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2024	2023

	(in thousands)
Investment in Maritime	$-	$1,596
Investment in Green Light Metals	2,265	3,698
Other non-current assets	82	170
Total	$2,347	$5,464

Investment in Maritime

On September 22, 2022, the Company invested 2.4 million Canadian Dollar (“C$”) (or $1.7 million) in 47 million common shares of Maritime Resources Corp (“Maritime”); the shares purchased represented 9.9% of the issued and outstanding shares of Maritime at the time. On September 23, 2024, all the common shares of Maritime were sold in a private placement transaction for C$0.034 per share to a related party, Dundee Corporation, for total proceeds of C$1.6 million (or $1.2 million). As of September 30, 2024 and December 31, 2023, the fair value of the investment was nil and $1.6 million, respectively.

Investment in Green Light Metals

On December 28, 2022, the Company received 12.25 million common shares of Green Light Metals as a settlement for a promissory note receivable acquired with the Aquila Resources Inc. (“Aquila”) acquisition. This represented approximately 28.5% ownership in Green Light Metals at the time. As of September 30, 2024 and December 31, 2023, the fair value of this equity investment was $2.3 million and $3.7 million, respectively.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

10. Accrued Expenses and Other Liabilities

At September 30, 2024 and December 31, 2023, accrued expenses and other liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2024	2023

	(in thousands)
Accrued royalty payments	$650	$726
Accrual for short-term incentive plan	737	764
Share-based compensation liability - current	89	67
Equipment financing	1,041	-
Employee profit sharing obligation	5	67
Other payables	824	888
Total accrued expenses and other current liabilities	$3,346	$2,512

Accrued non-current labor obligation	$1,609	$1,167
Share-based compensation liability	415	320
Other long-term liabilities	7	29
Total other non-current liabilities	$2,031	$1,516

11. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Company’s Gold and Silver Stream Agreements with Osisko Bermuda Limited (“OBL”), a wholly owned subsidiary of Osisko Gold Royalties Ltd (TSX & NYSE: OR), as of September 30, 2024 and December 31, 2023:

	As of	As of
	September 30,	December 31,
	2024	2023

	(in thousands)
Liability related to the Gold Stream Agreement	$24,047	$21,002
Liability related to the Silver Stream Agreement	27,241	23,930
Total liability	$51,288	$44,932

Periodic interest expense is incurred based on an implied interest rate. The implied interest rate is determined based on the timing and probability of future production and a 6% discount rate. Interest expense is recorded to the Condensed Consolidated Interim Statements of Operations and the gold and silver stream agreements liability on the Condensed Consolidated Interim Balance Sheets. The increase in the liability of both gold and silver streams as of September 30, 2024 as compared to December 31, 2023 is due to higher metal price assumptions applied.

The stream agreements contain customary provisions regarding default and security. In the event that the Company defaults under the stream agreements, including by failing to achieve commercial production by an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with OBL. If the Company fails to do so, OBL may elect to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with OBL, pursuant to which OBL agreed to commit approximately $55 million to Aquila through a gold stream purchase agreement. In June 2020, Aquila amended its agreement with OBL, reducing the total committed amount to $50 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20 million of the committed funds at the time of the Company’s acquisition. Remaining deposits from OBL are $5 million upon receipt of permits required for the development and operation of the Back Forty Project and $25 million upon the first drawdown of an appropriate project debt finance facility. OBL has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of the Company. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of September 30, 2024. In March 2024, the Company secured an amendment to the stream agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

The $20 million received from OBL through September 30, 2024 is shown as a long-term liability on the Condensed Consolidated Interim Balance Sheets, along with an implied interest. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using an estimated gold price and a discount rate of 6%. As the remaining $30 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Condensed Consolidated Interim Balance Sheets.

Per the terms of the gold stream agreement, OBL will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 ounces of gold (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, OBL will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from OBL. Please see Note 13—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with OBL to purchase 85% of the silver produced and sold at the Back Forty Project. A total of $17.2 million has been advanced under the agreement as of September 30, 2024. There are no future deposits remaining under the agreement. The initial term of the agreement is for 40 years, automatically renewable for successive ten-year periods. The agreement is subject to certain operating and financial covenants, which are in good standing as of September 30, 2024. In March 2024, the Company secured an amendment to the stream agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

Per the terms of the silver stream agreement, OBL will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from OBL.

The $17.2 million received from OBL through September 30, 2024 is shown as a long-term liability on the Condensed Consolidated Interim Balance Sheets and includes an implied interest rate. The implied interest rate is applied on the OBL advance payments and calculated on the total expected life-of-mine production to be deliverable using an estimated silver price and a discount rate of 6%. Please see Note 13—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

12. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	2024	2023

	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,233	$1,949
Foreign currency exchange (gain) loss	(311)	284
Reclamation liabilities – balance at end of period	1,922	2,233

Asset retirement obligation – balance at beginning of period (1)	9,562	8,417
Changes in estimate (1)	-	(1,221)
Liability for Aquila drillhole capping	-	404
Accretion	528	689
Foreign currency exchange (gain) loss	(1,331)	1,273
Asset retirement obligation – balance at end of period	8,759	9,562
Total period end balance	$10,681	$11,795

(1)	In 2023, the Company updated its closure plan study, which resulted in a $1.2 million decrease in the estimated liability and asset retirement costs.

The Company’s undiscounted reclamation liabilities of $1.9 million and $2.2 million as of September 30, 2024 and December 31, 2023, respectively, are related to DDGM. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of the Company’s property, plant, and mine development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant, and Mine Development, post-2013 development stage status, which are discounted using a credit adjusted risk-free rate of 8%. As of September 30, 2024 and December 31, 2023, the Company’s asset retirement obligation was $8.8 million and $9.6 million, respectively, primarily related to DDGM in Mexico.

13. Commitments and Contingencies

Commitments

As of September 30, 2024 and December 31, 2023, the Company has equipment purchase commitments of $1.3 million and $0.8 million, respectively.

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

The total value of the contingent consideration as of September 30, 2024 and December 31, 2023 was $3.3 million and $3.5 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Condensed Consolidated Interim Statements of Operations.

The following table shows the change in the balance of the contingent consideration for the nine months ended September 30, 2024 and for the year ended December 31, 2023:

	2024	2023

	(in thousands)
Beginning Balance of contingent consideration:
Current contingent consideration	$-	$2,211
Non-current contingent consideration	3,548	2,179
	$3,548	$4,390

Change in value of contingent consideration - Current	$-	$(2,211)
Change in value of contingent consideration - Non-current	$(212)	$1,369

Ending Balance of contingent consideration:
Current contingent consideration	$-	$-
Non-current contingent consideration	3,336	3,548
	$3,336	$3,548

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

With the acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the gold and silver stream agreements with OBL. Under the agreements, OBL deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary defaults under the stream agreements, including failing to achieve commercial production at a future date, it may be required to

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

repay the deposit plus accumulated interest at a rate agreed with OBL. If it fails to do so, OBL may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

14. Shareholders’ Equity

The Company’s At-The-Market Offering (“ATM”) Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019, was renewed on April 3, 2024, pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $14.9 million. During the three and nine months ended September 30, 2024, an aggregate of 1,230,180 and 4,708,993, respectively, shares of the Company’s common stock were sold and settled through the ATM agreement for net proceeds to the Company of $0.6 million and $2.4 million, respectively, after deducting agent’s commissions and other fees. During both the three and nine months ended September 30, 2023, 130,199 shares of the Company’s common stock were sold through the ATM agreement for net proceeds to the Company of $0.1 million, after deducting agent’s commissions and other fees.

15. Derivatives

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

The following table summarizes the Company’s unsettled sales contracts at September 30, 2024 with the quantities of metals under contract subject to final pricing expected to occur through December 2024:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	1,104	202,922	53	779	2,187
Average forward price (per ounce or tonne)	$2,523	$30.10	$9,352	$2,074	$2,803
Unsettled sales contracts value (in thousands)	$2,785	$6,108	$496	$1,616	$6,130	$17,135

The Company manages credit risk by entering into arrangements with counterparties believed to be financially strong, and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the implicit creditworthiness of its counterparties, and monitors credit exposures.

16. Employee Benefits

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

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Note 10—Accrued Expenses and Other Liabilities in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

17. Stock-Based Compensation

The Company’s compensation program comprises three main elements: (1) base salary, (2) an annual short-term incentive plan (“STIP”) award which may be in the form of cash or Deferred Share Units (“DSUs”) with immediate vesting, and (3) long-term equity-based incentive compensation (“LTIP”) in the form of stock options, Restricted Share Units (“RSUs”), and Performance Share Units (“PSUs”).

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, PSUs, and DSUs.

The Company’s STIP for its management team provides an annual award, which may be settled as a cash payable through the issuance of fully vested equity awards (such as fully vested stock grants or DSUs), or a combination of cash and stock awards (DSUs), upon achievement of specified performance metrics. As of September 30, 2024, the Company has a $0.7 million liability accrued for the 2024 bonuses in accrued expenses and other liabilities.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Stock options	$-	$10	$22	$250
Restricted stock units	184	95	441	422
Performance stock units	9	(118)	137	(150)
Deferred stock units	10	(89)	47	(20)
Total	$203	$(102)	$647	$502

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Stock Options

A summary of stock option activities under the Incentive Plan for the nine months ended September 30, 2024 and 2023 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)
Outstanding as of December 31, 2022	1,475,316	$2.90
Expired or Forfeited	(414,569)	2.69
Outstanding as of September 30, 2023	1,060,747	$2.98

Outstanding as of December 31, 2023	840,612	$2.99
Grant / Exercise / Forfeiture	-	-
Outstanding as of September 30, 2024	840,612	$2.99

Vested and exercisable as of September 30, 2024	840,612	$2.99

Restricted Stock Units

A summary of RSU activities under the Incentive Plan for the nine months ended September 30, 2024 and 2023 is presented below:

	Restricted Stock Units	Aggregate Intrinsic Value (in thousands)
Nonvested as of December 31, 2022	575,548	$881
Granted	779,192
Vested but not redeemed (deferred)	(106,955)
Vested and redeemed	(100,057)
Vested and forfeited for net settlement	(30,181)
Forfeited	(270,292)
Nonvested as of September 30, 2023	847,255	$363

Nonvested as of December 31, 2023	847,255	$319
Granted	832,091
Granted in lieu of bonus	637,929
Vested but not redeemed (deferred)	(134,257)
Vested and redeemed	(119,997)
Vested and forfeited for net settlement	(76,994)
Forfeited	(54,769)
Nonvested as of September 30, 2024	1,931,258	$675

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Performance Stock Units

A summary of PSU activities under the Incentive Plan for the nine months ended September 30, 2024 and 2023 is presented below:

	Performance Share Units	Liability Balance (in thousands)
Outstanding as of December 31, 2022	695,041	$332
Granted	534,890
Forfeited	(349,005)
Outstanding as of September 30, 2023	880,926	$182

Outstanding as of December 31, 2023	880,926	$164
Granted	682,367
Forfeited	(33,113)
Redeemed	(201,258)
Outstanding as of September 30, 2024	1,328,922	$235

Deferred Stock Units

A summary of DSU activities under the Incentive Plan for the nine months ended September 30, 2024 and 2023 is presented below:

	Deferred Stock Units	Liability Balance (in thousands)
Outstanding as of December 31, 2022	360,699	$552
Granted	278,663
Granted in lieu of board fees	63,624
Granted in lieu of executive bonus	212,407
Redeemed	(373,489)
Outstanding as of September 30, 2023	541,904	$233

Outstanding as of December 31, 2023	586,291	$223
Granted in lieu of board fees	183,208
Outstanding as of September 30, 2024	769,499	$269

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

18. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Unrealized currency exchange loss (1)	$889	$260	$2,220	$599
Realized currency exchange loss (gain)	75	(7)	(82)	302
Realized and unrealized (gain) loss from gold and silver rounds, net	(19)	2	(35)	(1)
Realized loss from sale of investments (2)	555	-	555	-
Loss on disposal of fixed assets	-	-	-	12
Interest on streaming liabilities	1,260	688	6,356	1,237
Severance	277	664	953	1,541
Other (income) expense	(60)	360	879	457
Total	$2,977	$1,967	$10,846	$4,147

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 20—Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	On September 23, 2024, all the common shares of Maritime were sold in a private placement transaction for C$0.034 per share to a related party, Dundee Corporation, for total proceeds of C$1.6 million (or $1.2 million). As of September 30, 2024 and December 31, 2023, the fair value of the investment was nil and $1.6 million, respectively.

19. Net Loss per Common Share

Basic net income or loss per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings or loss per common share are calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s RSUs are anti-dilutive due to the Company’s net loss for the period. Since PSUs and DSUs are expected to be cash settled, they are not included in the dilutive calculation.

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise price of $2.99 were outstanding as of September 30, 2024, but had no dilutive effect due to the net loss for the period. Options to purchase 1.1 million shares of common stock at a weighted average exercise price of $2.98 were outstanding as of September 30, 2023, but it had no dilutive effect due to the net loss for the period.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss (in thousands)	$(10,495)	$(7,341)	$(42,250)	$(12,960)

Denominator:
Basic and diluted weighted average common shares outstanding	93,279,750	88,499,327	91,005,507	88,458,276

Basic and diluted net loss per common share	$(0.11)	$(0.08)	$(0.46)	$(0.15)

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	As of	As of
	September 30,	December 31,	Input Hierarchy Level
	2024	2023

	(in thousands)
Cash and cash equivalents	$1,352	$6,254	Level 1
Accounts receivable, net	$5,413	$4,335	Level 2
Investment in equity securities-Maritime	$-	$1,596	Level 1
Investment in equity securities-Green Light Metals	$2,265	$3,698	Level 3

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

At September 30, 2024 and December 31, 2023, the Company had an unrealized gain of $14 thousand and an unrealized gain of $0.3 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments on the embedded derivatives. Please see Note 15—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Investment in equity securities—Maritime: On September 22, 2022, the Company invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp., ticker symbol MAE.V on TSX-V, in a private placement. On September 23, 2024, all the common shares of Maritime were sold in a private placement transaction for C$0.034 per share to a related party, Dundee Corporation, for total proceeds of C$1.6 million (or $1.2 million). As of September 30, 2024 and December 31, 2023, the fair value of the investment was nil and $1.6 million, respectively.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note receivable from Green Light Metals. The shares received represented approximately 28.5% ownership at the time. Management chose to account for this investment using the fair value option; therefore, these securities are carried at fair value. As of September 30, 2024, the value of this equity investment was C$3.1 million ($2.3 million). The value of the issued shares was determined to be C$0.25 per share, which was based on the significant unobservable input of Green Light Metals equity transactions.

Gains and losses related to changes in the fair value of embedded derivatives were included in the Company’s Condensed Consolidated Interim Statements of Operations, as shown in the following table (in thousands):

		For the three months ended September 30,		For the nine months ended September 30,		Statements of Operations Classification
		2024	2023	2024	2023

	Note	(in thousands)
Realized and unrealized derivative (loss) gain, net	15	$(54)	$339	$1,093	$(205)	Sales, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2024
Realized gain (loss)	$57	$130	$(48)	$46	$160	$345
Unrealized (loss) gain	(6)	(215)	34	(68)	(144)	(399)
Total realized/unrealized derivatives, net	$51	$(85)	$(14)	$(22)	$16	$(54)

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2023
Realized gain (loss)	$10	$16	$(38)	$19	$(640)	$(633)
Unrealized (loss) gain	(40)	(34)	38	(129)	1,137	972
Total realized/unrealized derivatives, net	$(30)	$(18)	$-	$(110)	$497	$339

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2024
Realized gain	$443	$415	$79	$39	$358	$1,334
Unrealized (loss) gain	(42)	(83)	(13)	6	(109)	(241)
Total realized/unrealized derivatives, net	$401	$332	$66	$45	$249	$1,093

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2023
Realized gain (loss)	$251	$361	$8	$167	$(538)	$249
Unrealized (loss) gain	(121)	(339)	(18)	(139)	163	(454)
Total realized/unrealized derivatives, net	$130	$22	$(10)	$28	$(375)	$(205)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

21. Supplementary Cash Flow Information

Other operating adjustments and write-downs within net cash provided by operating activities on the Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 consisted of the following:

	For the nine months ended September 30,
	2024	2023

	(in thousands)
Unrealized gain on gold and silver rounds	$(35)	$(3)
Unrealized foreign currency exchange loss	2,220	599
Unrealized loss on investments	1,168	350
Other	1,093	264
Total other operating adjustments, net	$4,446	$1,210

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

22. Segment Reporting

As of September 30, 2024 the Company has organized its operations into three geographic regions: Oaxaca, Mexico, Michigan, U.S.A., and Corporate and Other. Oaxaca, Mexico represents the Company’s only production stage property. Michigan, U.S.A. is an advanced exploration stage property. The Company does not have any intersegment revenue, and all intercompany transactions have been eliminated within each segment in order to report the net income (loss) on the basis that management uses internally for evaluating segment performance. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other.

The following table shows selected information from the Condensed Consolidated Interim Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
As of September 30, 2024
Total current assets	$20,419	$66	$1,487	$21,972
Total non-current assets (1)	41,400	91,770	304	133,474
Total assets	$61,819	$91,836	$1,791	$155,446
Total current liabilities	$14,538	51	1,290	$15,879
Total non-current liabilities	12,688	69,148	422	82,258
Total shareholders’ equity	34,593	22,637	79	57,309
Total liabilities and shareholders’ equity	$61,819	$91,836	$1,791	$155,446

As of December 31, 2023
Total current assets	$25,155	$116	$1,224	$26,495
Total non-current assets (1)	62,368	93,287	1,736	157,391
Total assets	$87,523	$93,403	$2,960	$183,886
Total current liabilities	$10,029	$59	$1,237	$11,325
Total non-current liabilities	12,559	62,792	517	75,868
Total shareholders’ equity	64,935	30,552	1,206	96,693
Total liabilities and shareholders’ equity	$87,523	$93,403	$2,960	$183,886
(1)	As of September 30, 2024, the total non-current assets included capital investments of $7.5 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other. As of December 31, 2023, the total non-current assets included capital investments of $11.0 million in Oaxaca, Mexico, $0.4 million in Michigan, USA, and nil in Corporate and Other.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the three months ended September 30, 2024
Sales, net	$13,272	$-	$-	$13,272
Total mine cost of sales, including depreciation	21,907	28	7	21,942
Exploration expense	767	202	-	969
Total other costs and expenses, including G&A	1,294	1,178	2,001	4,473
Income tax benefit	(3,213)	(369)	(35)	(3,617)
Net loss	$(7,483)	$(1,039)	$(1,973)	$(10,495)

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the three months ended September 30, 2023
Sales, net	$20,552	$-	$-	$20,552
Total mine cost of sales, including depreciation	24,359	23	581	24,963
Exploration expense	1,540	420	-	1,960
Total other costs and expenses, including G&A	166	767	2,696	3,629
Income tax benefit	(2,349)	(42)	(268)	(2,659)
Net loss	$(3,164)	$(1,168)	$(3,009)	$(7,341)

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the nine months ended September 30, 2024
Sales, net	$52,756	$-	$-	$52,756
Total mine cost of sales, including depreciation	67,081	83	23	67,187
Exploration expense	1,850	549	-	2,399
Total other costs and expenses, including G&A	2,909	7,576	3,983	14,468
Income tax provision (benefit)	10,970	211	(229)	10,952
Net loss	$(30,054)	$(8,419)	$(3,777)	$(42,250)

For the nine months ended September 30, 2023
Sales, net	$76,587	$-	$-	$76,587
Total mine cost of sales, including depreciation	77,395	65	1,778	79,238
Exploration expense	3,974	1,265	-	5,239
Total other costs and expenses, including G&A	869	981	7,886	9,736
Income tax benefit	(3,911)	(479)	(276)	(4,666)
Net loss	$(1,740)	$(1,832)	$(9,388)	$(12,960)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) for the three and nine months ended September 30, 2024 and compares those results with the three and nine months ended September 30, 2023. It also analyzes the Company’s financial condition as of September 30, 2024, and compares it to the financial condition as of December 31, 2023. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes contained in the 2023 Annual Report.

The discussion also presents certain non-GAAP financial measures that are important to management in its evaluation of the operating results, and which are used by management to compare the Company’s performance with what it perceives to be peer group mining companies and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating the Company’s performance. For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under Non-GAAP Measures. Also see Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Overview

Gold Resource Corporation is a mining company that pursues gold, silver, and other metal projects that require reasonable capital requirements and could achieve high returns. DDGM is the Company’s cornerstone asset comprised of six contiguous land parcels. The Company’s focus is unlocking the significant upside potential of DDGM through optimization of the current operations, growing the existing resource by investing in exploration drilling, and identifying new opportunities near existing infrastructure. The primary mineral production comes from the Arista and Switchback underground mining areas. This mine and processing facilities can produce gold and silver doré as well as concentrates of copper, lead, and zinc.

The Back Forty Project, when developed, is expected to produce gold and silver doré and concentrates of copper and zinc bearing gold and silver. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023 and the Company filed the Back Forty Project Technical Report Summary (S-K 1300) on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Company’s Board continues to evaluate its options with respect to unlocking the value of the Back Forty development project.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ground Support Inspection

DDGM faced a number of production challenges in the third quarter. Firstly, the typically arid region experienced several tropical storms that disrupted the material processing schedule due to increased rainfall. The high humidity levels further affected throughput and concentrate quality, resulting in customer payment delays. The operations team implemented process changes to minimize downtime and ensure continuity of operations for future wet weather-related disruptions.

Secondly, the reduced availability of some of the critical mining equipment—used both underground and on the surface—impacted operational efficiency in the third quarter. To address this, replacement of old equipment is required, and the maintenance and engineering teams have developed action plans to improve, where possible, the readiness of this equipment. The Company is seeking additional capital for investment in new mining equipment.

Lastly, geotechnical rehabilitation in Arista posed further slow-downs. Extensive rehabilitation efforts were undertaken in the third quarter to ensure the safety and accessibility of the production areas that have not been used for over two years. Critical support infrastructure was replaced and aligned with updated safety standards. This activity temporarily delayed access to these areas. Going forward, however, this work has positioned production with access to higher-grade material in the upcoming fourth quarter.

The operations team continues to prioritize safety, efficiency, and continuous improvement in mitigating the impacts of these challenges and positioning the operation for stronger outcomes in the coming quarters.

DDGM Exploration Update

The Company’s portfolio of properties that make up DDGM are located along a 55-kilometer stretch of the San Jose structural corridor in the Sierra Madre Sur mountain range. This northwest trending structural corridor spans three historic mining districts in the state of Oaxaca. Strategic planning and prioritization of regional surface exploration activities continues across several properties, aiming to define additional high-value drill targets and demonstrating the Company’s commitment to long-term investment in Oaxaca, Mexico.

Underground infill exploration drilling continued from accessible areas within the Arista mine using a dedicated contract diamond drill rig in the third quarter of 2024. Due to the lack of additional drill stations in the Three Sisters system, as a result of the age and condition of some of the critical mining equipment in use at the mine, as well as decreased cash due to prior production shortfalls, as discussed above, the focus of infill drilling strategically shifted to the northwest extension of the Arista vein system, targeting the Marena North, Santa Cecilia and Splay 31 veins. The goal of this drilling is to upgrade inferred resources to the measured and indicated categories in the Splay 31 vein, while also identifying additional inferred resources in the Santa Cecilia and Marena North veins. All veins within the northwest extension of the Arista vein system remain open along strike to the northwest as well as up- and down-dip. However, infill drilling was suspended on August 1, 2024 to conserve cash while a second diamond drill rig, owned and operated by DDGM, was allocated to grade control drilling which continued as planned during the third quarter. This drilling provided additional information and comfort with respect to the detailed geologic modeling and that the mine plan can deliver ore from each area of the mine with the highest possible net smelter return (“NSR”) to the process plant. Although the Company believes

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

this mine has significant potential to generate positive cash flow, based on the information to date from the new areas of the Three Sisters as well as other areas that have been discovered near the existing mining zones, the Company does not believe that the mine will generate sufficient free cash flow in the near term without the addition of these areas to the life-of-mine plan.

Despite the equipment unavailability and cash flow shortages described above, the underground exploration drill program continued to advance the Company’s 2024 exploration objectives of identifying and expanding new mineralization, while also defining and upgrading additional Mineral Resources identified during the previous drilling campaign. The third quarter drill results will be incorporated into a resource estimate update, scheduled for release in the first quarter of 2025. Preliminary calculations indicate a positive increase in tonnage and higher grades in the Three Sisters and Gloria vein systems. Following the completion of a planned 250 meters of exploration development on Level 3, which began in the third quarter of 2024, infill and expansion drilling will resume with the goal of expanding the Three Sisters and Gloria vein systems along strike to the north-west as well as up- and down-dip.

During the third quarter of 2024, six infill drill holes were completed for a total of 1,399 meters and 20 grade control drill holes were completed for a total of 1,395 meters. The positive initial drill results have validated the continued capital investment in exploration drilling to date in 2024 and underscored the area’s potential for future mineral resource expansion.

Exploration drilling in the third quarter of 2024 targeted the following zones at the Arista mine:

o	Infill drilling from Level 3 focused on the Marena North, Santa Cecilia and Splay 31 veins along the northwest extension of the Arista system, aiming to upgrade and expand the Mineral Resources in these areas. Due to their proximity to existing mine infrastructure, these areas offer efficient and shorter-haul access to near-term mine production opportunities. To date, drilling along the northern extension of the Arista vein system has identified mineralization over an additional 300 meters along strike to the northwest from the current mining limits, with structures remaining open along strike to the northwest, as well as up- and down-dip.
o	Grade control drilling continued to focus on validating near-term production opportunities not previously realized within the mine. This included targeting the Sarabi and Selene veins in the Switchback system from Level 14.5, as well as successfully testing the Splay 31 and Splay 5 veins in the Arista system from Level 1 and Level 19, respectively. Definition of these zones allows mining operations increased flexibility in scheduling ore production for this area.

Hole No. 524046: Splay 31 vein (253.08 – 258.40 m; 5.32 m). Arista system infill drilling Q3 2024.

2.66 m estimated true width at 3.04 g/t AuEq of $413/t NSR (1.54 g/t Au, 116 g/t Ag, 0.30% Cu, 11.33% Pb, 12.69% Zn)

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter of 2024, regional exploration efforts focused on evaluating and prioritizing advanced stage projects along the 55-kilometer trend of the San Jose structural corridor. These projects include Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali, within concessions controlled by DDGM (see map below). Additionally, prospects near the Arista mine are being re-evaluated for their near-term potential with the goal of defining priority near-mine drill targets.

770000
785000
800000
815000
1870000
1855000
1840000
San Pablo Villa de Mitla
Rio Grande
San Lorenzo Albarradas
SAN LORENZO ALBARRADAS
SAN LUCAS QUIAVINI
San Juan del Rio
SAN JUAN DEL RIO
Ejido Cerro Castoche
Santiago Matatlán
San Baltazar Guelavila
Santo Tomás de Arriba
El Rey
El Chamizo
Jabalí
Altagracia
Margaritas
Águila
Rio Grande
Rio Grande Sur
El Fuego
San Baltazar Chichicápam
Yaxe
San Pedro Totolapa
Santa María Zoquitlán
Rio Seco
San Carlos Yautepec
Alluvial
Andesite
Andesitic_Dike
Breccia
Breccia_Tuff_Megablocks
Colluvium
Conglomerate
CretacicSediments
Cretacic_Andesite_Volcanic_Bcc_SGM
Cretacic_Sandstone_Shale_SGM
Dacitic_Andesitic Tuff_SGM
Felsic_Intrusive
Granite_Diorite_SGM
Granitic_Intrusive
Ignimbrite_Tuff_Rhyolitic
Lapilli_Breccia_Tuff_Rhyolitic
Neogene_Sediments
Pyroclastic_Rhyolitic
Quartz
Rhyolite
Rhyolite_Rhyolitic Tuff_SGM
Rhyolitic_porphyry_SGM
Talus
Travertine
Volcanic_Sediments_AndesiteFlows
Project and Claim Limits
Exploration Target_DDGM
Producing Mine
Don David Gold México
1:260,000
0 3,000 6,000 12,000
m

Regional Geologic Map Showing Advanced Project and Prospect Locations and Exploration Concessions Controlled by Don David Gold Mine

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Mine activities during the third quarter of 2024 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about DDGM for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Arista Mine
Milled
Tonnes Milled	83,690	116,626	276,266	346,857
Grade
Average Gold Grade (g/t)	0.54	1.52	1.27	1.82
Average Silver Grade (g/t)	83	73	91	85
Average Copper Grade (%)	0.19	0.32	0.28	0.35
Average Lead Grade (%)	1.01	1.29	1.09	1.56
Average Zinc Grade (%)	2.63	3.24	2.69	3.61
Recoveries
Average Gold Recovery (%)	65.1	77.9	76.7	79.7
Average Silver Recovery (%)	87.4	89.7	87.7	91.0
Average Copper Recovery (%)	57.4	74.5	71.7	77.0
Average Lead Recovery (%)	68.2	69.5	66.5	74.1
Average Zinc Recovery (%)	79.1	85.2	81.8	84.8
Combined
Tonnes Milled (1)	83,690	116,626	276,266	347,917
Tonnes Milled per Day (2)	1,244	1,557	1,293	1,455
Metal production
Gold (ozs.)	944	4,443	8,648	16,251
Silver (ozs.)	194,525	247,159	709,255	859,651
Copper (tonnes)	93	276	554	946
Lead (tonnes)	576	1,048	2,004	3,996
Zinc (tonnes)	1,741	3,223	6,071	10,629
Metal produced and sold
Gold (ozs.)	1,357	3,982	7,638	14,777
Silver (ozs.)	181,434	208,905	632,529	777,977
Copper (tonnes)	98	245	559	904
Lead (tonnes)	467	947	1,625	3,681
Zinc (tonnes)	1,473	2,571	4,926	8,772
Percentage payable metal
Gold (%)	144	90	88	91
Silver (%)	93	85	89	90
Copper (%)	105	89	101	96
Lead (%)	81	90	81	92
Zinc (%)	85	80	81	83
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates the Company produces versus the portion of those metals actually paid for according to the terms of the Company’s sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amounts of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third quarter 2024 compared to third quarter 2023

Production

During the three months ended September 30, 2024, total tonnes milled of 83,690 were 28% lower than in the same period in 2023. Metal production for gold, silver, copper, lead, and zinc decreased by 79%, 21%, 66%, 45%, and 46%, respectively, during the three months ended September 30, 2024 as compared to the same period last year. Although the lower tonnes processed and lower metal grades for all metals, with the exception of silver, were expected in the 2024 mine plan, the third quarter production was significantly impacted by the lack of availability of critical mining equipment and the lack of multiple faces to mine, in addition to the unfavorable weather conditions impacting the mining and processing operations.

Grades & Recoveries

During the three months ended September 30, 2024, all of the ore processed came from the Arista mine with an average gold grade of 0.54 g/t and silver grade of 83 g/t, compared to an average gold grade of 1.52 g/t and silver grade of 73 g/t, respectively, for the same period in 2023. For the three months ending September 30, 2024, the average gold grade was 64% lower and the average silver grade was 14% higher when compared to the same period in 2023. This reduction in grade is partly due to the additional dilution caused by mining narrower veins, as scheduled in the third quarter. As shown in the Technical Report Summary for DDGM incorporated by reference in the 2023 Annual Report (the “Technical Report Summary”), the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of mineral reserves (as defined by subpart 1300 of Regulation S-K, “Mineral Reserve”) and mineral resources (as defined by subpart 1300 of Regulation S-K, “Mineral Resource”) tables contained therein (the “Mineral Reserve and Mineral Resource Tables”). As grades decline, recoveries are expected to decline as well. The Company’s base metals average grades during the three months ended September 30, 2024 were 0.19% for copper, 1.01% for lead, and 2.63% for zinc. The copper, lead, and zinc grades were lower by 41%, 22%, and 19%, respectively, as compared to same period in 2023.

Gold and silver recoveries for the three months ended September 30, 2024 were 65.1% and 87.4%, respectively, reflecting a 16% decrease for gold and a 3% decrease for silver over the same period in 2023. Copper, lead, and zinc recoveries for the three months ended September 30, 2024 were 57.4%, 68.2%, and 79.1%, respectively. Recoveries for copper, lead, and zinc in the three months ended September 30, 2024 when compared to the same period in 2023, declined by 23%, 2%, and 7%, respectively. During the three months ended September 30, 2024, metal recoveries were further impacted by filtration issues experienced in the processing plant during August and have since been resolved.

Year-to-date 2024 compared to year-to-date 2023

Production

During the nine months ended September 30, 2024, total tonnes milled of 276,266 were 20% lower than in the same period in 2023. Metal production for gold, silver, copper, lead, and zinc decreased by 47%, 17%, 41%, 50%, and 43%, respectively, during the nine months ended September 30, 2024, as compared to the same period last year. Although lower tonnes processed and lower metal grades for all metals, with the exception of silver, were expected in the 2024 mine plan, production was significantly impacted by the lack of availability of critical mining equipment and the lack of multiple faces to mine, especially in the third quarter, in addition to the unfavorable weather conditions impacting the mining and processing operations.

Grades & Recoveries

During the nine months ended September 30, 2024, all of the ore processed came from the Arista system with an average gold grade of 1.27 g/t and silver grade of 91 g/t, compared to an average gold grade of 1.82 g/t and silver grade of 85 g/t, respectively, for the same period in 2023. To date in 2024, the average gold grade was 30% lower and the average silver grade 7% higher. As shown in the Technical Report Summary for DDGM incorporated by reference in the 2023

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Annual Report (the “Technical Report Summary”), the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of mineral reserves (as defined by subpart 1300 of Regulation S-K, “Mineral Reserve”) and mineral resources (as defined by subpart 1300 of Regulation S-K, “Mineral Resource”) tables contained therein (the “Mineral Reserve and Mineral Resource Tables”). As grades decline, recoveries are expected to decline as well. The Company’s base metals average grades during the nine months ended September 30, 2024 were 0.28% for copper, 1.09% for lead, and 2.69% for zinc. The copper, lead, and zinc grades were lower by 20%, 30%, and 25%, respectively, as compared to same period in 2023.

Gold and silver recoveries for the nine months ended September 30, 2024 were 76.7% and 87.7%, respectively, reflecting a 4% decrease for gold and a 4% decrease for silver over the same period in 2023. Copper, lead, and zinc recoveries for the nine months ended September 30, 2024 were 71.7%, 66.5%, and 81.8%, respectively. Recoveries for copper, lead, and zinc in the nine months ended September 30, 2024, when compared to the same period in 2023, declined by 7%, 10%, and 4%, respectively.

Sales Statistics

The following table summarizes certain sales statistics about DDGM operations for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net sales (in thousands)
Gold	$3,416	$7,690	$17,197	$28,529
Silver	5,424	4,919	17,333	18,202
Copper	917	2,049	5,099	7,792
Lead	918	2,060	3,342	7,807
Zinc	4,045	6,283	13,108	23,762
Less: Treatment and refining charges	(1,394)	(2,788)	(4,416)	(9,300)
Realized and unrealized gain (loss) - embedded derivative, net	(54)	339	1,093	(205)
Total sales, net	$13,272	$20,552	$52,756	$76,587
Metal produced and sold
Gold (ozs.)	1,357	3,982	7,638	14,777
Silver (ozs.)	181,434	208,905	632,529	777,977
Copper (tonnes)	98	245	559	904
Lead (tonnes)	467	947	1,625	3,681
Zinc (tonnes)	1,473	2,571	4,926	8,772
Average metal prices realized (1)
Gold ($ per oz.)	$2,561	$1,934	$2,309	$1,948
Silver ($ per oz.)	$30.61	$23.61	$28.06	$23.86
Copper ($ per tonne)	$8,832	$8,185	$9,260	$8,624
Lead ($ per tonne)	$2,065	$2,196	$2,080	$2,166
Zinc ($ per tonne)	$2,854	$2,195	$2,733	$2,648
Gold equivalent ounces sold
Gold Ounces	1,357	3,982	7,638	14,777
Gold Equivalent Ounces from Silver	2,169	2,550	7,687	9,529
Total AuEq oz	3,526	6,532	15,325	24,306

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from the Company’s provisional invoices when they are settled. The Company’s average metal prices realized will therefore differ from the average market metal prices in most cases.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Third quarter 2024 compared to third quarter 2023

Besides the expected lower tonnes mined and changes in metal grades and recoveries for the three months ended September 30, 2024, as compared to the same period in 2023, the results of which were considered in the 2024 guidance disclosed in the 2023 Annual Report, the key drivers of the production and financial results relate to the issues the Company faced especially in the third quarter of 2024, including the issues with equipment availability due to the age and condition of some of the critical mining equipment, the decreasing cash and working capital, and the unprecedented weather and high humidity affecting our sales and production.

Metal Sold

During the three months ended September 30, 2024, gold sales of 1,357 ounces, silver sales of 181,434 ounces, copper sales of 98 tonnes, lead sales of 467 tonnes, and zinc sales of 1,473 tonnes decreased by 66%, 13%, 60%, 51%, and 43%, respectively, as compared to the same period in 2023. The lower metal production was partially expected due to mine sequencing, but challenges with equipment availability, the lack of multiple faces to mine, and the unusually wet hurricane season at the mine site also negatively affected the Company’s metal sales and production.

Average metal prices realized

During the three months ended September 30, 2024, the average metal prices were $2,561 per ounce for gold, $30.61 per ounce for silver, $8,832 per tonne for copper, $2,065 per tonne for lead, and $2,854 per tonne for zinc. Compared to the same period in 2023, the average metal price for gold and silver increased by 32% and 30%, respectively. The average metal price for copper and zinc also increased by 8% and 30%, respectively, while the average metal price for lead decreased by 6%.

Year-to-date 2024 compared to year-to-date 2023

Besides the expected lower tonnes mined and changes in metal grades and recoveries for the nine months ended September 30, 2024, as compared to the same period in 2023, the results of which were considered in the 2024 guidance disclosed in the 2023 Annual Report, the key drivers of the production and financial results relate to the issues the Company faced in 2024, including the issues with equipment availability due to the age and condition of some of the critical mining equipment, the decreasing cash and working capital, and the unprecedented weather and high humidity affecting our sales and production. Narrower mining equipment would also be advantageous to reduce dilution.

Metal Sold

During the nine months ended September 30, 2024, gold sales of 7,638 ounces, silver sales of 632,529 ounces, copper sales of 559 tonnes, lead sales of 1,625 tonnes, and zinc sales of 4,926 tonnes decreased by 48%, 19%, 38%, 56%, and 44%, respectively, as compared to the same period in 2023. The lower metal production was partially expected due to mine sequencing, but challenges with equipment availability, the lack of multiple faces to mine, the unusually wet hurricane season at the mine site, and decreased cash as a result of prior production shortfalls, also negatively affected the Company’s metal sales and production.

Average metal prices realized

During the nine months ended September 30, 2024, the average metal prices were $2,309 per ounce for gold, $28.06 per ounce for silver, $9,260 per tonne for copper, $2,080 per tonne for lead, and $2,733 per tonne for zinc. Compared to the same period in 2023, the average metal price for gold, silver, copper and zinc increased by 19%, 18%, 7%, and 3%, respectively, while the average metal price for lead decreased by 4%.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Doré and concentrate sales	$14,720	$23,001	$56,079	$86,092
Less: Treatment and refining charges	(1,394)	(2,788)	(4,416)	(9,300)
Realized/unrealized derivatives, net	(54)	339	1,093	(205)
Sales, net	13,272	20,552	52,756	76,587
Total cost of sales	21,942	24,963	67,187	79,238
Mine gross loss	(8,670)	(4,411)	(14,431)	(2,651)
Other costs and expenses, including taxes:	1,825	2,930	27,819	10,309
Net loss	$(10,495)	$(7,341)	$(42,250)	$(12,960)

Other Non-GAAP Financial Measures:
Total cash cost after co-product credits per AuEq oz sold (1)	$3,560	$1,839	$2,184	$1,210
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$5,072	$2,669	$3,037	$1,852
Total all-in cost after co-product credits per AuEq oz sold (1)	$5,347	$3,001	$3,194	$2,082

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under Non-GAAP Measures.

Third quarter 2024 compared to third quarter 2023

Sales, net

Net sales of $13.3 million for DDGM for the three months ended September 30, 2024 decreased by $7.3 million, or 35%, when compared to the same period in 2023. The decrease in 2024 net sales is the result of decreased production volumes as outlined in the sales statistics table above. Additionally, treatment and refining charges during the three months ended September 30, 2024, decreased by 50% as a result of the decline in third quarter 2024 production as compared to third quarter 2023 production.

Total cost of sales

Total cost of sales of $21.9 million for the three months ended September 30, 2024 decreased by 12% from $25.0 million for the same period in 2023. The $3.1 million decrease was primarily related to a $1.8 million decrease in production cost and a $1.6 million decrease in depreciation expense. Production costs of $17.2 million for the three months ended September 30, 2024 are 9% lower than the production costs of $19.0 million for the same period in 2023.

Mine gross (loss) profit

For the three months ended September 30, 2024, the Company had a mine gross loss of $8.7 million, compared to a mine gross loss of $4.4 million for the three months ended September 30, 2023. Mine gross loss increased by $4.3 million, or 98%, compared to the same period in 2023. The increase in loss was primarily due to a $7.3 million, or 35% decrease in net sales, partially offset by a $1.8 million, or 9% decrease in production costs and a $1.6 million, or 28% decrease in depreciation and amortization expenses.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors, such as the grade of ore processed, metal commodity prices, and operating costs have a significant impact on mine gross profit. In the third quarter of 2024, the tonnes of ore processed decreased by 28%, and the total cost of sales decreased by

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

12% compared to the third quarter of 2023, due to a 22% lower cost per tonne processed; however, net sales decreased by 35%.

The Company expects grades to vary from period to period based upon the potential for unplanned changes to the annual mine plan. Such unplanned changes, related to equipment availability and access limitations, were encountered by the Company in the third quarter of 2024. Based on the current mineral reserve estimate, the gold grades are expected to trend downwards over time, toward the average grade of 1.29 g/t (exclusive of silver, copper, lead, and zinc contained grades). However, as mine development progresses and infill drilling occurs, opportunities to access upgraded resources or refine mining methods and reduce dilution may have a favorable impact on future mined ore grades and updated mineral reserve estimates.

Net loss

For the three months ended September 30, 2024, the Company recorded a net loss of $10.5 million, compared to a net loss of $7.3 million during the same period in 2023. The $3.2 million increase in net loss is mainly attributable to the 35% decrease in net sales.

Year-to-date 2024 compared to year-to-date 2023

Sales, net

Net sales of $52.8 million for DDGM for the nine months ended September 30, 2024 decreased by $23.8 million, or 31%, when compared to the same period in 2023. The decrease in 2024 net sales is the result of decreased sales volumes and lower realized metal prices for lead, as outlined in the sales statistics table above. Additionally, treatment and refining charges during the nine months ended September 30, 2024, decreased by 53% as a result of the decline in the 2024 production as compared to the 2023 production.

Total cost of sales

Total cost of sales of $67.2 million for the nine months ended September 30, 2024 decreased by 15% from $79.2 million for the same period in 2023. The $12.1 million decrease was primarily related to a $8.0 million decrease in production cost and a $5.3 million decrease in depreciation expense. Production costs of $51.1 million for the nine months ended September 30, 2024 are 14% lower than the production costs of $59.1 million for the same period in 2023.

Mine gross (loss) profit

For the nine months ended September 30, 2024, the Company had a mine gross loss of $14.4 million, compared to a mine gross loss of $2.7 million for the nine months ended September 30, 2023. Mine gross loss increased by $11.7 million, or 433%, compared to the same period in 2023. The increase in loss was primarily due to a $23.8 million, or 31% decrease in net sales, partially offset by a $8.0 million, or 14% decrease in production costs and a $5.3 million, or 27% decrease in depreciation and amortization expenses.

The relationship between sales and the cost of sales, and therefore mine gross profit, is not perfectly correlated to the tonnes of ore processed. While both sales and the cost of sales are impacted by the tonnes of ore processed, other factors, such as the grade of ore processed, metal commodity prices, and operating costs have a significant impact on mine gross profit. In the nine months ended September 30, 2024, the tonnes of ore processed decreased by 20%, and the total cost of sales decreased by 15%, compared to the nine months ended September 30, 2023; however, net sales decreased by 31%.

The Company expects grades to vary from period to period based upon the potential for unplanned changes to the annual mine plan. The gold grades are expected to trend downwards over time, toward the average grade of 1.29 g/t (exclusive of silver, copper, lead, and zinc contained grades), reflected in the Company’s mineral reserve estimate. However, as mine development progresses and infill drilling occurs, opportunities to access upgraded resources or refine mining methods and reduce dilution may have a favorable impact on future mined ore grades.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net loss

For the nine months ended September 30, 2024, the Company recorded a net loss of $42.3 million, compared to a net loss of $13.0 million during the same period in 2023. The $29.3 million increase in net loss is mainly attributable to the 31% decrease in net sales and the increased income tax expense due to the valuation allowance recorded during 2024 on the DDGM deferred tax assets.

Other Costs and Expenses, Including Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	$1,293	$1,764	$2,975	$5,087
Mexico exploration expenses	767	1,540	1,850	3,974
Michigan Back Forty Project expenses	202	420	549	1,265
Stock-based compensation	203	(102)	647	502
Other expense, net	2,977	1,967	10,846	4,147
Total other costs and expenses	5,442	5,589	16,867	14,975
Income tax (benefit) provision	(3,617)	(2,659)	10,952	(4,666)
Total other costs and expenses, including taxes	$1,825	$2,930	$27,819	$10,309

Third quarter 2024 compared to third quarter 2023

General and administrative expenses: For the three months ended September 30, 2024 and 2023, general and administrative expenses were $1.3 million and $1.8 million, respectively. The 28% decrease in cost is due to the cost saving measures the Company implemented for 2024.

Mexico Exploration expenses: For the three months ended September 30, 2024, exploration expenses in DDGM totaled $0.8 million, compared to $1.5 million for the same period in 2023. Exploration activities in Oaxaca, Mexico, decreased compared to the same period in 2023 primarily due to the reduction in expansion drilling and underground exploration development.

Michigan Back Forty Project expenses: For the three months ended September 30, 2024, costs for the Back Forty Project were $0.2 million, compared to $0.4 million for the same period in 2023. The 50% decrease is due to the completion of the optimization work in the third quarter of 2023 and not actively progressing the project in 2024.

Stock-based compensation: Stock-based compensation increased by $0.3 million for the three months ended September 30, 2024, compared to the same period in 2023. This increase is mainly due the decrease in share price in the third quarter of 2023, causing a credit to expense for the cash-settled liability instruments (DSUs and PSUs) in the third quarter of 2023.

Other expense, net: For the three months ended September 30, 2024, the Company incurred $3.0 million of other expenses, an increase of $1.0 million from the same period in 2023. This increase is largely driven by a $0.6 million interest increase on the streaming liabilities and a $0.6 million increase in unrealized currency exchange loss. Please see Note 18 - Other expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Income tax (benefit) provision: For the three months ended September 30, 2024, income tax benefit was $3.6 million, compared to a $2.7 million income tax benefit for the same period in 2023. The increase in income tax benefit for the three months ended September 30, 2024 is due to the higher loss before income taxes for the three months ended September 30, 2024 compared to the same period in 2023.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year-to-date 2024 compared to year-to-date 2023

General and administrative expenses: For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $3.0 million and $5.1 million, respectively. The 42% decrease in cost is due to the cost saving measures the Company implemented for 2024.

Mexico Exploration expenses: For the nine months ended September 30, 2024, exploration expenses in DDGM totaled $1.9 million, compared to $4.0 million for the same period in 2023. Exploration activities in Oaxaca, Mexico, decreased compared to the same period in 2023 primarily due to the reduction in expansion drilling and underground exploration development because of the cost saving measures the Company implemented for 2024.

Michigan Back Forty Project expenses: For the nine months ended September 30, 2024, costs for the Back Forty Project were $0.5 million, compared to $1.3 million for the same period in 2023. The 62% decrease is due to the completion of the optimization work in the third quarter of 2023 and not actively progressing the project in 2024.

Stock-based compensation: Stock-based compensation increased by $0.1 million for the nine months ended September 30, 2024, compared to the same period in 2023. This increase is mainly due the higher share price decrease in 2023 affecting the cash-settled liability instruments (DSUs and PSUs).

Other expense, net: For the nine months ended September 30, 2024, the Company incurred $10.8 million of other expenses, an increase of $6.7 million from the same period in 2023. This increase is largely driven by a $5.1 million interest increase on the streaming liabilities and a $1.6 million increase in unrealized currency exchange loss. Please see Note 18 - Other expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Income tax (benefit) provision: For the nine months ended September 30, 2024, income tax expense was $11.0 million, compared to $4.7 million income tax benefit for the same period in 2023. The increase in income tax expense for the nine months ended September 30, 2024 is due to the valuation allowance recorded during 2024 on the DDGM deferred tax assets.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Non-GAAP Financial Measures

Third quarter 2024 compared to third quarter 2023

Total cash cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2024, the total cash cost after co-product credits per AuEq oz sold is $3,560 compared to $1,839 for the same period in 2023. The increase in the total cash cost is due to the 38% lower co-product credits the Company received during the third quarter of 2024 and the 46% decrease in the total number of AuEq ounces sold, offset by a 50% decrease in total treatment and refining charges and a 9% decrease in production costs as a result of the decline in third quarter 2024 production as compared to third quarter 2023 production.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2024, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $5,072 as compared to $2,669 for the same period in 2023. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2024, the total all-in cost after co-product credits per AuEq oz sold was $5,347 compared to $3,001 for the same period in 2023. The increase is due to the higher all-in sustaining costs discussed above.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under Non-GAAP Measures.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year-to-date 2024 compared to year-to-date 2023

Total cash cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2024, the total cash cost after co-product credits per AuEq oz sold is $2,184 compared to $1,210 for the same period in 2023. The increase is due to the 44% lower amount of co-product credits the Company received during the nine months ended September 30, 2024 and the 37% decrease in the total number of AuEq ounces sold, offset by a 52% decrease in total treatment and refining charges and a 14% decrease in production costs as a result of the decline in the nine months ended September 30, 2024 production as compared to the nine months ended September 30, 2023 production.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2024, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $3,037 compared to $1,852 for the same period in 2023. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2024, the total all-in cost after co-product credits per AuEq oz sold was $3,194 compared to $2,082 for the same period in 2023. The increase is due to the higher all-in sustaining costs discussed above.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under Non-GAAP Measures.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2024 Sustaining and Growth Investments Summary

	For the nine months ended September 30, 2024		2024 full year guidance
	2024	2023

Sustaining Investments:
Underground Development	$3,812	$3,464
Other Sustaining Capital	2,711	1,485
Infill Drilling	977	3,315
Surface and Underground Exploration Development & Other	65	1,131
Subtotal of Sustaining Investments:	7,565	9,395	$8.8 - 11.0 million
Growth Investments:
DDGM growth:
Surface Exploration / Other	1,812	2,058
Underground Exploration Drilling	38	1,916
Underground Exploration Development	-	356
Back Forty growth:
Back Forty Project Optimization & Permitting	549	1,265
Subtotal of Growth Investments:	2,399	5,595	$3.2 - 5.2 million
Total Capital and Exploration:	$9,964	$14,990	$12.0 - 16.2 million

The Company’s year-to-date investment in Mexico in 2024 totaled $9.4 million. The Company’s investment in Mexico is focused on favorably impacting its environment, social, and governance programs while creating operational efficiencies and sustainability.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Underground and Exploration Development:

Mine development during the third quarter of 2024 included ramps, access to different areas of the deposit, and ventilation shafts. A total of 19 meters of exploration development was completed on Level 3 during the third quarter of 2024 at a cost of $0.07 million in preparation for future drilling along strike to the northwest on the Three Sisters and Gloria vein systems. Drilling during the third quarter primarily utilized existing infrastructure developed in previous years. As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine. However, due to the continued reduction in equipment availability and the resulting decrease in production and cash, the Company has not been able to maintain its projected timeline for development of future production zones.

Underground contract drill rig; Level 3 – Arista Mine – Three Sisters / Gloria vein systems.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measures

Throughout this report, the Company has provided information prepared or calculated according to U.S. GAAP and have referenced certain non-GAAP performance measures that the Company believes will assist with understanding the performance of its business. These measures are based on precious metal gold equivalent ounces sold and include (i) cash cost after co-product credits per ounce and (ii) all-in sustaining cost after co-product credits (“AISC”) per ounce, and (iii) all-in cost after co-product credits per ounce. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

For financial reporting purposes, the Company reports the sale of base metals as part of its revenue. Revenue generated from the sale of base metals in the Company’s concentrates is considered a co-product of its gold and silver production for the purpose of calculating its total cash cost after co-product credits for DDGM. The Company periodically reviews its revenues to ensure that its reporting of primary products and co-products is appropriate. Because the Company considers copper, lead, and zinc to be co-products of its precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in its calculation of total cash cost after co-product credits per precious metal gold equivalent ounce sold. Likewise, the Company believes identifying copper, lead, and zinc as co-product credits is appropriate due to their lower per unit economic value contribution compared to the precious metals and since gold and silver are the primary products it intends to produce.

Total cash cost after co-product credits is a measure developed by the Gold Institute to provide a uniform standard for industry comparison purposes, and it includes total cash cost before co-product credits, less co-product credits, or revenues earned from base metals.

AISC includes total cash cost after co-product credits plus other costs related to sustaining production, including allocated sustaining general and administrative expenses and sustaining capital expenditures. The Company determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan. AISC is calculated based on the current guidance from the World Gold Council.

Total all-in cost after co-product credits includes total AISC as described above, plus other growth investments, including exploration expenses and non-sustaining capital expenditures.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits, All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the three and nine months ended September 30, 2024 and 2023:

	Note	For the three months ended September 30,		For the nine months ended September 30,
		2024	2023	2024	2023

		(in thousands, except oz and per AuEq oz sold)

Total cost of sales (1)		$21,942	$24,963	$67,187	$79,238
Less: Depreciation and amortization (1)		(4,178)	(5,790)	(14,221)	(19,518)
Less: Reclamation and remediation (1)		(566)	(216)	(1,892)	(611)
Refining charges for Doré sales	4	-	3	6	45
Treatment and refining charges for Concentrate sales	4	1,394	2,785	4,410	9,255
Co-product credits:
Concentrate sales - Copper	4	(917)	(2,049)	(5,099)	(7,792)
Concentrate sales - Lead	4	(918)	(2,060)	(3,342)	(7,807)
Concentrate sales - Zinc	4	(4,045)	(6,283)	(13,108)	(23,762)
Realized loss (gain) for embedded derivatives - Copper	20	48	38	(79)	(8)
Realized (gain) loss for embedded derivatives - Lead	20	(46)	(19)	(39)	(167)
Realized (gain) loss for embedded derivatives - Zinc	20	(160)	640	(358)	538
Total cash cost after co-product credits		$12,554	$12,012	$33,465	$29,411
Gold equivalent (AuEq) ounces sold (oz)		3,526	6,532	15,325	24,306
Total cash cost after co-product credits per AuEq oz sold		$3,560	$1,839	$2,184	$1,210

Total cash cost after co-product credits from above		$12,554	$12,012	$33,465	$29,411
Sustaining Investments - Capital:
Underground Development (2)		1,155	1,102	3,812	3,464
Other Sustaining Capital (2)		1,860	857	2,711	1,485
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		191	1,530	977	3,315
Surface and Underground Exploration Development & Other (2)		63	52	65	1,131
Reclamation and remediation (1)		566	216	1,892	611
DDGM all-in sustaining cost after co-product credits		$16,389	$15,769	$42,922	$39,417
AuEq ounces sold (oz)		3,526	6,532	15,325	24,306
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$4,648	$2,414	$2,801	$1,622

DDGM all-in sustaining cost after co-product credits from above		$16,389	$15,769	$42,922	$39,417
Corporate Sustaining Expenses:
General and administrative expenses (1)		1,293	1,764	2,975	5,087
Stock-based compensation (1)		203	(102)	647	502
Consolidated all-in sustaining cost after co-product credits		$17,885	$17,431	$46,544	$45,006
AuEq ounces sold (oz)		3,526	6,532	15,325	24,306
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$5,072	$2,669	$3,037	$1,852

Consolidated all-in sustaining cost after co-product credits from above		$17,885	$17,431	$46,544	$45,006
Underground Exploration Development (2)		-	209	-	356
Growth Investments - Exploration:
Mexico exploration expenses (1)		767	1,540	1,850	3,974
Michigan Back Forty Project expenses (1)		202	420	549	1,265
Total all-in cost after co-product credits		$18,854	$19,600	$48,943	$50,601
AuEq ounces sold (oz)		3,526	6,532	15,325	24,306
Total all-in cost after co-product credits per AuEq oz sold		$5,347	$3,001	$3,194	$2,082

(1)	Refer to Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.
(2)	Refer to Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary and the previously filed Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2023 Capital and Exploration Investment Summary.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Operating Data
Total tonnes milled	117,781	113,510	116,626	111,254	98,889	93,687	83,690
Average Grade	-
Gold (g/t)	2.33	1.59	1.52	1.44	1.89	1.27	0.54
Silver (g/t)	94	86	73	85	88	102	83
Copper (%)	0.37	0.37	0.32	0.39	0.37	0.26	0.19
Lead (%)	1.73	1.64	1.29	1.39	1.25	1.00	1.01
Zinc (%)	3.88	3.72	3.24	2.95	2.82	2.59	2.63
Metal production (before payable metal deductions)
Gold (ozs.)	7,171	4,637	4,443	4,077	4,757	2,947	944
Silver (ozs.)	322,676	289,816	247,159	282,487	251,707	263,023	194,525
Copper (tonnes)	336	334	276	341	280	181	93
Lead (tonnes)	1,559	1,389	1,048	1,072	812	616	576
Zinc (tonnes)	3,837	3,569	3,223	2,884	2,310	2,020	1,741
Metal produced and sold
Gold (ozs.)	6,508	4,287	3,982	3,757	3,557	2,724	1,357
Silver (ozs.)	294,815	274,257	208,905	258,252	216,535	234,560	181,434
Copper (tonnes)	332	327	245	327	264	197	98
Lead (tonnes)	1,417	1,317	947	820	667	491	467
Zinc (tonnes)	3,060	3,141	2,571	2,182	1,682	1,771	1,473
Average metal prices realized
Gold ($ per oz.)	$ 1,915	$ 2,010	$ 1,934	$ 1,985	$ 2,094	$ 2,465	$ 2,561
Silver ($ per oz.)	$ 23.04	$ 24.93	$ 23.61	$ 23.14	$ 23.29	$ 30.49	$ 30.61
Copper ($ per tonne)	$ 9,172	$ 8,397	$ 8,185	$ 8,205	$ 8,546	$ 10,428	$ 8,832
Lead ($ per tonne)	$ 2,158	$ 2,153	$ 2,196	$ 2,122	$ 1,977	$ 2,235	$ 2,065
Zinc ($ per tonne)	$ 3,195	$ 2,485	$ 2,195	$ 2,516	$ 2,483	$ 2,871	$ 2,854
Gold equivalent ounces sold
Gold Ounces	6,508	4,287	3,982	3,757	3,557	2,724	1,357
Gold Equivalent Ounces from Silver	3,547	3,402	2,550	3,011	2,408	2,901	2,169
Total AuEq oz	10,055	7,689	6,532	6,768	5,965	5,625	3,526
Financial Data
Total sales, net (in thousands)	$ 31,228	$ 24,807	$ 20,552	$ 21,141	$ 18,702	$ 20,782	$ 13,272
Production Costs (in thousands)	$ 19,850	$ 20,302	$ 18,957	$ 17,034	$ 16,108	$ 17,768	$ 17,198
Production Costs/Tonnes Milled	$ 169	$ 179	$ 163	$ 153	$ 163	$ 190	$ 205
Operating Cash Flows (in thousands)	$ 1,024	($ 551)	($ 7,475)	$ 1,783	$ 1,482	($ 63)	($ 3,372)
Net loss (in thousands)	($ 1,035)	($ 4,584)	($ 7,341)	($ 3,057)	($ 4,021)	($ 27,734)	($ 10,495)
Loss per share - basic	($ 0.01)	($ 0.05)	($ 0.08)	($ 0.03)	($ 0.05)	($ 0.30)	($ 0.11)

Liquidity and Capital Resources

As of September 30, 2024, working capital was $6.1 million, consisting of current assets of $22.0 million and current liabilities of $15.9 million. This represents a $9.1 million, or 60%, decrease from the working capital balance of $15.2 million as of December 31, 2023. The factors influencing the decrease in the Company’s working capital were the cash used in investing activities of $5.2 million and the $2.0 million cash outflows from operating activities, partially offset by $2.4 million cash inflows from financing activities due to sales through the ATM agreement, as reported in the Condensed Consolidated Interim Statements of Cash Flows. The Company’s working capital balance fluctuates as it uses cash to fund its operations, financing, and investing activities, including exploration, mine development, and income taxes.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the approval of the Back Forty Project by the Company’s Board of Directors and securing project financing. Project

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

financing requirements will not be determined until the Company’s Board of Directors approves a decision to proceed on the Project. The Board continues to evaluate options that could lead to the development of the Project.

Cash and cash equivalents as of September 30, 2024 decreased to $1.4 million from $6.3 million as of December 31, 2023, a net decrease in cash of $4.9 million. The decrease is primarily due to $5.2 million cash used in investing activities and the $2.0 million cash used in operating activities, partially offset by the $2.4 million cash inflow from financing activities due to the ATM sales.

Of the $1.4 million cash balance as of September 30, 2024, $0.5 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts, with the remainder in foreign currencies readily convertible to U.S. dollars. DDGM’s primary source of liquidity is the sale of concentrates. DDGM has historically been self-sustaining and has been a source of cash for U.S. operations and projects. However, as a result of recent challenges encountered in mining and processing at DDGM, the Company is not currently generating positive cash flow from the Company’s mining operations.

Net cash used in operating activities for the nine months ended September 30, 2024, was $2.0 million, an 71% decrease compared to the $7.0 million net cash used in operating activities for the same period in 2023. While net sales decreased by 31% due to lower grades and lower recoveries for the nine months ended September 30, 2024, compared to the same period in 2023, production costs only decreased by 14% due to the higher inflation.

Net cash used in investing activities of $5.2 million for the nine months ended September 30, 2024 decreased from $9.8 million from the same period in 2023. The decrease is mainly attributed to planned reduction in investing activities to preserve cash. Investing activities in both 2024 and 2023 are mainly attributable to continued reinvestment in DDGM.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $2.4 million related to the ATM sales. Please see Note 14—Shareholders’ Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

While current macro risk factors, such as economic uncertainties and supply chain interruptions have not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time.

Tonnes and grade, with respect to the Company’s mining operations at DDGM, have declined during 2024 and are below budget, especially in the third quarter. There are several factors that caused these declines. The Company has encountered significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine. Due to the continued challenges with equipment availability and the decreased cash due to prior production shortfalls, the Company has not been able to maintain its projected timeline for development of future production zones. As a result, the Company is currently mining only one face at a time in areas that are accessible. The current lack of other available production zones has placed additional pressure on the Company’s ability to achieve its production estimates, as any problems encountered at the current production zone cannot be offset by producing elsewhere in the mine. In addition, the mill also experienced some mechanical issues and wet ore handling difficulties due to unusually high rain fall that resulted in lower throughput and a production shortfall. To minimize the mechanical issues and return the mine to a cash positive position, capital is necessary to replace some of the mining fleet and upgrade the mill.

The Company believes that the mine has significant potential to generate positive cash flow based on the information to date from the new areas of the Three Sisters as well as other areas that have been discovered near the existing mining zones. In order to develop access and better define these new areas, an investment must be made in the equipment and mine plan. Without the addition of these areas to the life-of-mine plan, the Company does not believe that the mine will generate sufficient free cash flow in the near term.

The Company’s inability to achieve its production estimates have created substantial doubt about its ability to continue as a going concern. The Company currently anticipates that it will require approximately $7 million to obtain additional mining equipment and mill upgrades. These amounts include approximately $2.5 million in upgrades at the mill, including approximately $1.0 million to install a new filter to increase capacity in the filter plant and approximately $0.7

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

million to obtain a spare ball gear. These investments also include approximately $4.5 million in mining equipment to replace old or inefficient equipment, including underground loaders, bolters, and drills. The Company also expects to require approximately $8 million in working capital in order to fund the initial development to access the Three Sisters and Splay 31 systems, although not all of this capital will be required immediately. Due to the 2024 production challenges described above, the Company does not believe that the mine will generate sufficient cashflow to fund these improvements. The Company is evaluating various financing options in order to fund this development in the near term.

If the Company is unable to obtain this additional capital and successfully develop these new mining areas, the continued operation of the mine may not be possible beyond November 2024. If continued operation of the mine is not possible, the Company may be compelled to place the mine on “care and maintenance” status, which would likely trigger significant severance and other costs which the Company may not be able to pay.

Accounting Developments

For a discussion of recently adopted and recently issued accounting pronouncements, please see Note 2—New Accounting Pronouncements in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company uses the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe,” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	The Company’s strategy for significant future investment in Oaxaca, Mexico, and in Michigan, USA, for development and exploration activities;
●	The Company’s expectations regarding future grades and recoveries from mining at DDGM; and its expectations regarding its ability to generate positive cash flow from future production at DDGM;
●	Expectations regarding capital investment, exploration spending, and general and administrative costs, including the Company’s near-term estimates for the cost of additional mining equipment, mill upgrades and working capital;
●	The Company’s anticipated near-term capital needs, and potential sources of capital;
●	Future exploration plans at DDGM, including vein systems targeted for future exploration activity;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	Estimates of Mineral Resources and Mineral Reserves;
●	The Company’s expectations regarding whether dividends will be paid in the future;
●	The Company’s ability to satisfy its obligations and other potential cash requirements over the next twelve months; and
●	The expected timing and success of the Back Forty Project with respect to permitting, detailed engineering, and project financing.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on the Company’s current beliefs, expectations, and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of the Company’s control. The Company’s actual results and financial condition

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Whether the Company is able to raise the necessary capital required to continue our business on terms acceptable to it or at all;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in the Company’s operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as excessively wet weather, floods, earthquakes, and any other natural disasters;
●	The inherent uncertainty of Mineral Resource and Mineral Reserve estimates; and
●	Such other factors are discussed below under Item 1A—Risk Factors in Part II—Other Information, and under Risk Factors in the 2023 Annual Report.

Many of these factors are beyond the Company’s ability to control or predict. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of the Company’s forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, the Company is not obligated to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risks includes, but is not limited to, the following risks: changes in commodity prices, foreign currency exchange rates, provisional sales contract risks, changes in interest rates, and equity price risks. Currently, the Company does not use derivative financial instruments as part of an overall strategy to manage market risk. However, the Company may consider such arrangements in the future as it evaluates its business and financial strategy.

Commodity Price Risk

The results of the Company’s operations, cash flows, and financial condition largely depend upon the market prices of gold, silver, copper, lead, and zinc. Metal prices fluctuate widely and are affected by numerous factors beyond the Company’s control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, and the world supply of and demand for gold, silver, and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are, in turn, influenced by changes in international investment patterns, monetary systems, and political developments. The metal price markets have fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition. Currently, the Company is not unitizing derivative contracts to protect the selling price for gold, silver, copper, lead, or zinc. The Company may, in the future, more actively manage its exposure through additional derivative contracts, although the Company has no intention of doing so in the near term.

In addition to materially adversely affecting the Company’s reserve estimates, results of operations and/or its financial condition, declining gold and silver prices could require a reassessment of the feasibility of a project. Even if a project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of a project.

Foreign Currency Risk

The Company’s foreign operation sells its gold, silver, copper, lead, and zinc production based on U.S. dollar metal prices. Fluctuations in foreign currency exchange rates do not have a material impact on the Company’s revenue since gold, silver, copper, lead, and zinc are sold worldwide in U.S. dollars.

Foreign currency exchange rate fluctuations can increase or decrease the Company’s costs to the extent that it pays costs in currencies other than the U.S. Dollar. The Company is primarily impacted by Mexican peso rate changes relative to the U.S. Dollar, as the Company incurs some costs in the Mexican peso. When the value of the peso rises in relation to the U.S. Dollar, some of the Company’s costs in Mexico may increase, thus materially adversely affecting the Company’s operating results. Alternatively, when the value of the peso drops in relation to the U.S. Dollar, peso-denominated costs in Mexico will decrease in U.S. Dollar terms. Future fluctuations may give rise to foreign currency exposure, which may affect the Company’s financial results. Approximately 50% to 60% of expenses are paid in currencies other than the U.S. dollar.

The Company has not utilized market-risk sensitive instruments to manage its exposure to foreign currency exchange rates. However, the Company may, in the future, actively manage its exposure to foreign currency exchange rate risk.

Gold Resource Corporation

Provisional Sales Contract Risk

The Company enters into concentrate sales contracts, which, in general, provide for a provisional payment to the Company based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment delivery to the customer. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment delivery and the final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment delivery. Please see Note 15—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

Interest Rate Risk

The Company considers its interest rate risk exposure to be insignificant at this time, as the Company’s interest rate is related and embedded in immaterial payments for office leases.

 Equity Price Risk

The Company has, in the past, and may in the future, seek to acquire additional funding through the sale of common stock and other equity. The price of the Company’s common stock has been volatile in the past and may also be volatile in the future. As a result, there is a risk that the Company may not be able to sell its common stock at an acceptable price should the need for new equity funding arise.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

During the fiscal period covered by this report, the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in the Company’s reports are accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Gold Resource Corporation

such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 has not progressed to a final ruling.

The Company knows of no other material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation.

ITEM 1A: Risk Factors

Item 1A. Risk Factors of the 2023 Annual Report includes a discussion of the Company’s known material risk factors, other than risks that could apply to any issuer or offering. Except as described below, there have been no material changes in the Company’s risk factors from those described in the 2023 Annual Report.

There is substantial doubt about whether the Company can continue as a going concern.

 At September 30, 2024, the Company’s aggregate cash and cash equivalents totaled approximately $1.4 million. As a result of challenges encountered in mining and processing at DDGM, the Company is not currently generating positive cash flow from its mining operations. The Company’s financial position and recent operating results, along with its inability to achieve its production estimates, raise substantial doubt about its ability to continue as a going concern. Failure to raise some form of long-term debt arrangement or additional equity capital will cause the Company to further increase its working capital decline, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations until sufficient capital is available. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to achieve a level where it generates profits and positive cash flows from operations.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

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
101

Financial statements from the Quarterly Report on Form 10-Q of Gold Resource Corporation as of or for the three and nine months ended September 30, 2024, formatted in inline XBRL: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements.

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

GOLD RESOURCE CORPORATION

Dated: November 5, 2024		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: November 5, 2024		/s/ Chet Holyoak
	By:	Chet Holyoak,
Chief Financial Officer

Gold Resource Corporation