Form 10-K
period 2024-12-31
GOLD RESOURCE CORP
filed 2025-04-08
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ⌧

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ⌧

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $34,119,764 based on the closing price of the common stock of $0.37 as reported on the NYSE American.

As of April 4, 2025, there were 120,442,686 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2025 annual meeting of shareholders will be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2024, and are incorporated by reference into Part III of this Form 10-K.

Gold Resource Corporation

2024 SUMMARY

The summary for the full-year ended December 31, 2024 is included below and discussed further under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Don David Gold Mine:

●	The Company achieved an Accident Free Full Year, with a lost time injury frequency rate per million hours of zero. This hallmark is a direct result of the dedication of the Company’s team and the DDGM safety program, which aims to bolster the overall health and safety culture of the employees.
●	The Company’s exploration program progressed as planned with positive results through the first three quarters of 2024. The primary focus was on infill drilling of targets in the Three Sisters and North Arista vein systems. To preserve cash, exploration drilling was suspended on August 1, 2024. However, the infill drilling completed in 2024 successfully increased both the potential resources of and confidence in the economic mineralization contained within the Three Sisters vein system, as well as in the Splay 31 vein of the North Arista vein system. Diamond drilling for grade control at the Arista Mine continued uninterrupted throughout the year, focusing on the delineation of reserves in both the Arista and Switchback vein systems.
●	DDGM received the Mexican Empresa Socialmente Responsable (“ESR”) award in 2024 for the tenth consecutive year.
●	DDGM produced and sold a total of 18,580 gold equivalent ounces, comprising of 8,598 gold ounces and 817,333 silver ounces, sold at an average price per ounce of $2,354 and $28.75, respectively.

Corporate and Financial:

●	The Company closed the year with a $1.6 million cash and cash equivalent balance as at December 31, 2024. The decrease of $4.6 million from December 31, 2023 is mainly attributable to a cash outflow of $6.4 million for capital investments and $0.6 million from operating activities for 2024, which included $1.1 million of income tax payments for the tax years 2023 and 2024, exploration investment of $2.0 million at the Don David Gold Mine (“DDGM”), and $0.4 million in maintaining the Back Forty Project.
●	Working capital at December 31, 2024, was $2.1 million, an 86% decrease from the December 31, 2023 working capital of $15.2 million. The decrease is primarily driven by the decline in cash balance discussed above in combination with a lower level of annual gold production.
●	DDGM total cash costs (after co-product credits) and total all-in sustaining cost per gold equivalent (“AuEq”)[1] ounce sold for the year were $2,330 and $2,939, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures.
●	During 2024, an aggregate of 6,510,914 shares of the Company’s common stock were sold and settled through the Company’s At-The-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (the “Agent”) for net proceeds to the Company of $2.7 million, after deducting $0.1 million for agent’s commissions and other expenses. The ATM Agreement was entered into in November 2019, and renewed in June 2023, pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate in gross sales of up to $75.0 million (the “ATM Program”).

1 Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold, converted to gold equivalent ounces using the gold to silver average realized price ratio for the period.

Gold Resource Corporation

Liquidity Update

Tonnes and grade, with respect to the Company’s mining operations at DDGM, declined during 2024 and are below guidance. There are several factors that caused these declines. The Company has encountered significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine. Due to the continued challenges with equipment availability and the decreased cash due to prior production shortfalls, the Company was not able to maintain its projected timeline for the development of future production zones. As a result, the Company is currently mining only one face at a time in areas that are accessible. The current lack of other available production zones has placed additional pressure on the Company’s ability to achieve its production estimates, as any problems encountered at the current production zone cannot be offset by production elsewhere in the mine. In addition, the mill also experienced some mechanical issues and wet ore handling difficulties due to unusually high rain fall during the year that resulted in lower throughput and a production shortfall. To minimize the mechanical issues and return the mine to a cash positive position, capital is necessary to replace some of the mining fleet and upgrade the mill.

The Company believes that the mine has significant potential to generate positive cash flow based on the information to date from the new areas of the Three Sisters, as well as other areas that have been discovered near the existing mining zones. In order to develop access and better define these new areas, an investment must be made in the equipment and mine plan. Without the addition of these areas to the life-of-mine plan, the Company does not believe that the mine will generate sufficient free cash flow in the near term.

Despite production improving in the fourth quarter, the Company’s inability to achieve its production estimates and lack of adequate liquidity has created substantial doubt about its ability to continue as a going concern. The Company previously announced that it would require approximately $7.0 million to obtain additional mining equipment and for mill upgrades. Management is currently looking to reduce the amount necessary for mining equipment purchases by looking for good used equipment and or using a third-party contractor that will provide its own equipment. The Company also expects to require approximately $8.0 million in working capital over the next 12 months in order to fund the initial development to access the Three Sisters and Splay 31 systems, although not all of this capital will be required immediately. Due to the 2024 production challenges described above, the Company does not believe that the mine will generate sufficient cash flow to fund these improvements. The Company is evaluating various financing options in order to fund this development in the near term. The Company raised $2.5 million through a registered direct offering in January 2025. Additionally, the Company raised $3.0 million through its ATM Program in January and February 2025 and intends to utilize it further to raise additional capital, as required, throughout the year. Further, in February 2025, the Company sold its interest in Green Light Metals for approximately $0.9 million.

If the Company is unable to obtain this additional capital and successfully develop the new mining areas, the continued operation of the mine may not be possible beyond the first half of 2025. If continued operation of the mine is not possible, the Company may be compelled to place the mine on “care and maintenance” status, which would likely trigger significant severance and other costs, which the Company may not be able to pay.

Gold Resource Corporation

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company uses the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe,” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	The Company’s ability to satisfy its financial and contractual obligations and other potential cash requirements over the next twelve months;
●	The Company’s anticipated near-term capital requirements and potential sources of capital;
●	Expectations regarding 2025 general and administrative costs;
●	The Company’s expectations regarding whether dividends will be paid in the future;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	The Company’s strategy for significant future investment in Oaxaca, Mexico, and in Michigan, USA, for development and exploration activities;
●	Expectations regarding capital investment, exploration spending, and general and administrative costs, including the Company’s near-term estimates for the cost of additional mining equipment, mill upgrades, and working capital;
●	The Company’s expectations regarding future grades and recoveries from mining at DDGM; and its expectations regarding its ability to generate positive cash flow from future production at DDGM;
●	Future exploration plans at DDGM, including vein systems targeted for future exploration activity;
●	Estimates of Mineral Resources and Mineral Reserves;
●	The sufficiency of the Company’s water rights;
●	The Company’s expectation for the outcome of the 2015 DDGM tax audit;
●	Expectations regarding 2025 DDGM and Back Forty capital investment; and
●	The expected timing and success of the Back Forty Project with respect to permitting, detailed engineering, and project financing.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on the Company’s current beliefs, expectations, and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Whether the Company is able to raise the necessary capital required to continue its business on terms acceptable to it or at all;
●	The possibility of unforeseen production or processing challenges at DDGM, such as mechanical breakdowns, staffing shortages, weather events, unexpected decreases in grade, lower than anticipated production at existing mining faces, or inability or delays in the access and development of new mining faces;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in the Company’s operating costs and other costs of doing business;

Gold Resource Corporation

●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as excessively wet weather, floods, earthquakes, and any other natural disasters;
●	Changes in investor perception of the Company and/or the mining industry;
●	The inherent uncertainty of Mineral Resources and Mineral Reserves estimates;
●	The Company’s internal controls over financial reporting, including its ability to remedy the identified material weakness as well as any potential future material weaknesses; and
●	Such other factors are discussed below under Part 1, Item 1A. Risk Factors.

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

History and Organization

In this report, “Company” and “GRC” refer to Gold Resource Corporation together with its subsidiaries, unless the context otherwise requires. See Item 2. Properties—Glossary for additional definitions.

Gold Resource Corporation was organized under the laws of Colorado, USA on August 24, 1998. Since 2010, the Company has produced gold and silver doré and copper, lead, and zinc concentrates in Oaxaca, Mexico at its subsidiary, Don David Gold Mexico S.A. de C.V. (“Don David Gold Mine” or “DDGM”). The Don David Gold Mine holds six properties located in what is known as the San Jose structural corridor. The Company’s properties span 55 continuous kilometers of this structural corridor, which include three historic mining districts in Oaxaca.

On December 10, 2021, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila Resources Inc (“Aquila”). Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership and leases with the State of Michigan. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023, and the Company released the Back Forty Project Technical Report Summary, effective as of September 30, 2023, on October 26, 2023 (the “Back Forty Project Technical Report Summary”). Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board of Directors of the Company (the “Board”) continues to evaluate options that could lead to the development of the Back Forty Project.

Gold Resource Corporation

Mexico Production Stage Properties:

The primary production stage properties at DDGM commenced operations in 2010. The current operations include the Arista underground mine and the DDGM processing facility. The DDGM processing facility currently produces metal concentrates from ore mined at the Arista Mine. The Arista Mine was expanded in 2016 with the development of the Switchback vein system. The Arista Mine portal is located approximately two kilometers from the processing facility. Additionally, underground mining at the Alta Gracia Mine was conducted from 2017 to 2019. Alta Gracia is approximately 32 kilometers from the processing facilities.

The Arista and Alta Gracia Mines include a total of approximately 30,000 hectares of mining concessions, access roads from a major highway, haul roads, a processing facility and adjoining buildings, an assay lab, a now depleted open pit, underground mines, tailings facilities, and other infrastructure. Please see Item 2. Properties for additional information.

Mexico Exploration Prospects:

The Company’s current land package sits within the highly prospective 55-kilometer-long San Jose structural corridor, in Oaxaca, Mexico. Multiple volcanic domes of various scales, and likely non-vented intrusive domes, dominate the district geology. These volcanogenic features are imposed on a pre-volcanic basement of sedimentary rocks. Gold and silver, as well as base metal mineralization in this district is related to the manifestations of this classic volcanogenic system and is considered epithermal in character. The Company intends to advance organic growth and to unlock the value of the mine, existing infrastructure, and its large property position by continuing to invest in exploration and development. Please see Item 2. Properties for additional information.

Processing Plant at Night

Back Forty Project:

There is a long history of exploration at the Back Forty Project. After the acquisition of Aquila and the Back Forty Project by the Company in 2021, optimization work was initiated to address the mine’s footprint, potential for an underground mine, wetland mitigation, and other key construction and design decisions. This optimization work related

Gold Resource Corporation

to a change in mine design, tailings relocation, metallurgy, and the economic model was completed, and the Company released the Back Forty Project Technical Report Summary on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that are more protective of the environment, which should facilitate a successful mine permitting process. With much higher copper and gold prices since the technical was completed for Back Forty, the Board continues to evaluate options that could lead to the development of the project. Please see Item 2. Properties for additional information.

Before the Aquila acquisition, Aquila’s common shares were traded on the Toronto Stock Exchange (“TSX”) under the ticker symbol AQA. Effective December 10, 2021, Aquila ceased to be a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and Nova Scotia. At the same time, GRC became a reporting issuer in British Columbia, Alberta, Saskatchewan, Ontario, and Nova Scotia by virtue of the completion of the acquisition. As a Canadian reporting issuer, GRC is now required to file reports on the System for Electronic Document Analysis and Retrieval (“SEDAR”) in Canada. All financial statements filed on SEDAR conform to United States generally accepted accounting principles (“U.S. GAAP”).

Administrative Offices:

The Company’s principal executive offices are located at 7900 E. Union Ave, Suite 320, Denver, Colorado 80237, and its telephone number is (303) 320-7708. The Company maintains a website at www.goldresourcecorp.com. Information on its website is not incorporated into this annual report on Form 10-K and is not a part of this report. The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site (www.sec.gov) on which the reports that the Company files with the SEC are available to review. The SEC filings can also be accessed through the Company’s website.

Gold Resource Corporation

2024 Developments

For the year ended December 31, 2024, the Company reported a net loss of $56.5 million. The loss is mainly attributable to low production due to a reduction in equipment availability and insufficient development to higher grade areas of the deposit, which resulted in higher production and capital costs (including but not limited to energy, payroll, services, and equipment costs). Financial results for 2024 include revenue of $65.7 million and mine gross loss of $20.5 million. The Company’s production results for the year totaled 9,906 gold ounces, 919,836 silver ounces, 642 copper tonnes, 2,682 lead tonnes, and 7,805 zinc tonnes.

For the tenth consecutive year, DDGM received the prestigious ESR award from the Mexican Center for Philanthropy (“CEMEFI”). Awards are given to organizations that demonstrate a commitment to supporting social and environmental protection programs within their local communities.

In 2024, the Company’s exploration activities were focused on drilling at the Arista, Switchback and Three Sisters vein systems within the Arista Mine. During the year, the Company completed 87 underground diamond drill holes totaling 12,761 meters. This included one expansion drill hole totaling 324 meters, 22 infill drill holes totaling 7,348 meters, and 63 ore-control drill holes totaling 4,974 meters. Additionally, one geo-technical hole was drilled totaling 115 meters in support of the construction of a ventilation raise. The Company also completed a limited amount of drift development to support the expansion, infill, and grade control drilling.

During 2024, exploration was primarily dedicated to infill drilling on multiple high-grade, polymetallic epithermal veins within the recently discovered Three Sisters vein system and the Splay 31 vein within the northern extension of the Arista vein system. This drilling was aimed at defining additional Mineral Resources and Mineral Reserves. The Three Sisters vein system, located near existing mine infrastructure and consisting of at least 10 distinct veins, including the Gloria vein, is located between and north of the Arista and Switchback vein systems. Both the Three Sisters and North Arista vein systems remain the primary drill targets in 2025. The 2024 drilling program successfully upgraded significant inferred Mineral Resources to the measured and indicated Mineral Resource categories within the Three Sisters vein system, as well as in the Splay 31 vein. All areas remain open for further expansion drilling both up- and down-dip, as well as along strike to the northwest.

Surface exploration activities during 2024 focused on evaluating and prioritizing advanced-stage projects within the 551 km2 land package controlled by DDGM surrounding the Arista Mine. These activities included re-processing historical geologic information comprised of mapping, sampling, geophysics, and drill data from various projects, such as Rey, Alta Gracia, Margaritas, Chamizo, and Jabali. Additionally, prospects near the Arista Mine were re-evaluated for their near-term potential, aiming to define additional near-mine drill targets. The Company’s continued exploration efforts demonstrate its commitment to long-term investment in Oaxaca, Mexico.

In connection with the Back Forty Project, the Company is monitoring the U.S. Army Corps of Engineers’ review of a petition by the Menominee Indian Tribe of Wisconsin (“MITW”) to have the Menominee River designated as Navigable under Section 10 of the Rivers and Harbor Act. The MITW asked the Environmental Protection Agency and the U.S. Army Corps of Engineers to revisit whether they—as opposed to the state of Michigan—should exercise authority over Aquila’s Back Forty permit applications. In response to a petition from the MITW, the U.S. Army Corps of Engineers is updating its navigability study on the Menominee River, which is expected to be completed sometime in 2025.

Dividends

In February 2023, to conserve cash for development and equipment expenses, the Company announced the suspension of its quarterly dividend until such time that it may become practicable to reinstate such dividend. Please see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities for additional information regarding the Company’s dividend policy.

Gold Resource Corporation

Insurance

The Company’s business is capital intensive and requires ongoing investment for the replacement, modernization, or expansion of equipment and facilities. For more information, please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources below. The Company maintains insurance policies against property loss and business interruption and insure against most risks that are typical in the operation of its business in amounts that the Company believes to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability, and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event. Please see Item 1A. Risk Factors below for additional information.

Competitive Business Conditions

The acquisition of gold and silver properties is subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. In 2021, the Company successfully acquired the Back Forty Project as discussed above. The Company expects to continue significant investment in exploration and growth activities in the future; however, competition for acquiring mineral prospects will continue to be intense.

Government Regulations and Permits

In connection with mining, milling, and exploration activities in Mexico, the Company is subject to Mexican federal, state, and local laws and regulations governing the protection of the environment, including laws and regulations relating to the protection of air and water quality, hazardous waste management, mine reclamation, as well as the protection of endangered or threatened species. The government department responsible for environmental protection in Mexico is Secretaria de Medio Ambiente y Recursos Naturales (“SEMARNAT”). SEMARNAT has broad authority over environmental regulations and standards. Potential areas of environmental consideration for mining companies include, but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust, and noise.

For operations at the Don David Gold Mine, the Company has secured and continues to maintain various regulatory permits from federal, state, and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality, water issues, hazardous and waste management, and the plans and obligations for reclamation of the properties at the conclusion of operations. These laws and regulations are continually changing and are generally becoming more restrictive.

The Company’s production stage mines in Mexico have reclamation plans in place that it believes meet all applicable legal and regulatory requirements. As of December 31, 2024, $10.6 million has been accrued on the Company’s Consolidated Balance Sheets for reclamation costs relating to its production and exploration stage properties in Mexico. In addition, the Company accrued $0.1 million for drill-hole capping in Michigan.

The State of Michigan has been delegated authority under federal environmental law to issue all necessary environmental permits required for the Back Forty Project. The State of Michigan’s “Natural Resource Environmental Protection Act” provides rules and regulations for the State Department of Environment, Great Lakes and Energy (EGLE) to issue permits for mining, treated wastewater discharge, air emissions, and related environmental permits necessary for the Back Forty Project.

Customers

During the year ended December 31, 2024, three customers accounted for 91% of the Company’s revenue from DDGM. In the event that the Company’s relationship with any of the customers is interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its products in a timely manner on substantially similar terms. However, any interruption could temporarily disrupt the sale of the Company’s principal products and materially

Gold Resource Corporation

adversely affect its operating results. The Company periodically reviews its options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

The Company values excellence and recognizes that embracing the diverse backgrounds, skills, and perspectives of the local workforce will lead to a competitive advantage. The Company is committed to leading by example and maintaining a fair and inclusive work environment built on mutual respect and integrity. Diversity means understanding, accepting, respecting, and valuing differences among people regardless of age, gender, race, ethnicity, culture, religion or spiritual practices, disabilities, sexual orientation, gender identity, family status, or veteran status.

The Company believes it has good morale and a dedicated workforce. The Company’s human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating its existing employees and new hires. The principal purposes of the Company’s equity incentive plans are to attract, retain, and motivate selected employees and directors by granting stock-based compensation awards that align employee compensation with shareholder returns.

DDGM Employee Housing

As of December 31, 2024, the Company had 465 employees at DDGM. There were 15 full-time corporate employees, three of whom serve as executive officers, and three full-time employees in Michigan who are fully dedicated to progressing the Back Forty Project.

Gold Resource Corporation

ITEM 1A.RISK FACTORS

The Company’s business, and the mining industry in general, is influenced by significant risks and uncertainties. These risks include those described below and may include additional risks and uncertainties not presently known or currently deemed immaterial. The Company’s business, financial condition, and results of operations could be materially adversely affected by any of these risks, and the trading price of the Company’s common stock could decline by virtue of these risks. These risks should be read in conjunction with the other information in this annual report on Form 10-K.

Financial Risks

There is substantial doubt about whether the Company can continue as a going concern.

At December 31, 2024, the Company’s aggregate cash and cash equivalents totaled approximately $1.6 million. As a result of challenges encountered in mining and processing at DDGM, the Company is not currently generating positive cash flow from its mining operations. The Company’s financial position and recent operating results, along with its inability to achieve its production estimates, raise substantial doubt about its ability to continue as a going concern. Failure to raise some form of long-term debt or additional equity capital will cause the Company to further increase its working capital decline, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations until sufficient capital is available. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to achieve a level where it generates profits and positive cash flows from operations.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Such adjustments could be material.

The Company’s results of operations, cash flows, and the value of its properties are highly dependent on the market prices of gold, silver, and certain base metals, and these prices can be volatile.

The profitability of the Company’s mining operations and the value of its mining properties are directly related to the market price of gold, silver, copper, lead, and zinc. The price of gold and silver may also significantly influence the market price of the Company’s common stock. The market prices of these metals historically have fluctuated significantly and are affected by numerous factors beyond the Company’s control, including (i) global or regional consumption patterns; (ii) supply of and demand for gold, silver, and base metals on a worldwide basis; (iii) speculative and hedging activities; (iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals, and (vii) general economic conditions worldwide. Over the last five years (as reported on the London Bullion Market Association using the London PM Fix for gold and silver), gold prices have fluctuated from a low of $1,474 per ounce to a high of $2,778 per ounce, and silver prices have fluctuated from a low of $12.01 per ounce to a high of $34.51 per ounce. On December 31, 2024, the London PM Fix gold price was $2,609 per ounce, and the London PM silver price was $28.91 per ounce.

Currently, the Company does not use hedging transactions with respect to any of its metal production. Accordingly, the Company is fully exposed to price fluctuations in precious metals. In the event metal prices decline or remain low for prolonged periods of time, the Company might be unable to develop its exploration properties, which may materially adversely affect its results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact the Company’s estimates of expected cash flows generated from its mining operations or the market value of its non-producing properties, including a material diminution in the price of metals.

Gold Resource Corporation

The Company may not achieve profitability.

The Company’s only production-stage property that produces revenue is DDGM in Mexico, and it may not generate sufficient cash flow to cover the Company’s operating, development, exploration, general and administrative, and other costs due to certain risk factors. Unexpected interruptions in the mining business may cause the Company to incur losses, or the revenue that is generated from extraction may not be sufficient to fund continuing operations, including exploration and mine development costs. The Company’s failure to generate future profits may materially adversely affect the price of its common stock, and stockholders may lose all or part of their investment. Metal prices and foreign currency rates have a significant impact on the Company’s profit margin, and there is no assurance that the Company will be profitable in the future. Please see Item 1A. Risk Factors—General Risks—The Company’s results of operations, cash flows, and the value of its properties are highly dependent on the market prices of gold, silver, and certain base metals and these prices can be volatile.

The Company requires access to additional capital in order to finance its business plans, and there is no guarantee the Company will have access to that capital on favorable terms, or at all.

The Company requires significant funds to develop, access, and determine if Mineral Reserves exist at any of its non-producing properties, continue exploration, and if warranted, develop existing properties and identify and acquire additional properties to diversify its property portfolio.

The Company’s ability to obtain necessary funding for these purposes, in turn, depends upon several factors, including historical and prospective results of operations, the status of the national and worldwide economy, the price of gold, silver, and other metals, the condition of the debt and equity markets, the costs associated with extracting and acquiring minerals, and the market value for its common stock. The Company may not be successful in generating or obtaining the required financing, or if it can obtain such financing, such financing may not be on terms that are favorable to the Company and its shareholders. The Company also may be unable to obtain funding by monetizing additional non-core exploration or other assets at an acceptable price.

The Company cannot provide assurance it will be able to obtain financing to fund its general and administrative costs and other working capital needs to fund continuing business activities in the future on favorable terms, or at all. Failure to obtain financing could result in delay or indefinite postponement of further mining operations, exploration, and construction, as well as the possible partial or total loss of the Company’s interest in its properties.

The Company’s ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

The Company recognizes deferred tax assets when the tax benefit is more likely than not to be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the Company’s ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit the Company’s ability to realize the future tax benefits represented by its deferred tax assets.

The Company’s accounting and other estimates may be imprecise.

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue, and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

●	Mineral Resources that are the basis for future potential income and cash flow estimates;

Gold Resource Corporation

●	Mineral Reserves that are the basis for units-of-production depreciation, depletion, and amortization calculations;
●	Future mine plans, ore grades, throughput, and recoveries;
●	Future metals prices;
●	Future capital and operating costs;
●	Environmental, reclamation, and closure obligations;
●	The Back Forty Project Gold and Silver Stream Agreements with Osisko Bermuda Limited (“Osisko”);
●	Contingent Consideration Liabilities;
●	Permitting and other regulatory considerations;
●	Asset impairments;
●	The valuation of the Company’s investments in equity securities;
●	Asset acquisition accounting, including the valuation of the transaction and related instruments;
●	Future foreign exchange rates, inflation rates, and applicable tax rates; and
●	Deferred tax asset valuation allowance.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company may be required to repay a significant amount if it defaults under certain gold and silver stream agreements.

In connection with the Aquila acquisition, the Company assumed substantial liabilities related to the Gold and Silver Stream Agreements with Osisko (the “Osisko Stream Agreements”). Under the Osisko Stream Agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The Osisko Stream Agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary defaults under the Osisko Stream Agreements, including by failing to achieve commercial production by an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If the Company fails to do so, Osisko may elect to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

The Company’s revenues are concentrated among a select few customers. Any interruption in the Company’s relationship with such customers could materially affect the Company’s operating results.

During the year ended December 31, 2024, three customers accounted for 91% of the Company’s revenue from DDGM. In the event that the Company’s relationship with any of the customers is interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its products in a timely manner on substantially similar terms. However, any interruption could temporarily disrupt the sale of the Company’s principal products and materially adversely affect its operating results.

Operational Risks

The Company’s production is derived from a single operating unit, and any interruptions or stoppages in its mining activities at that operating unit would materially adversely affect revenue.

The Company is dependent on revenues from a single operating unit to fund its operations. Any interruption in the Company’s ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact its ability to generate revenue following such interruption. Additionally, if the Company is unable to develop additional mines economically, it will eventually deplete the body of mineralized material and will no longer generate cash flow sufficient to fund its operations. A decrease in, or cessation of, the Company’s mining operations at this operating unit would materially adversely affect its financial performance and may eventually cause the Company to cease operations.

Gold Resource Corporation

Since the Company’s current property portfolio is limited to one operating unit, its ability to be profitable over the long-term will depend on the Company’s ability to (1) expand the known Arista, Switchback and Three Sisters vein systems and /or identify, explore, and develop additional properties in Mexico, (2) successfully develop the Back Forty Project in Michigan, USA, or (3) acquire and develop an alternative project.

Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long-term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, capital intensive, involves many risks, and frequently unproductive. The Company’s current or future exploration programs may not result in new mineralization. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility of production may change.

From time to time, the Company may acquire mineral interests from other parties. Such acquisitions are based on an analysis of a variety of factors, including historical exploration results, estimates and assumptions regarding the extent of mineralized material and/or reserves, the timing of production from such reserves, and cash and other operating costs. In addition, the Company may rely on data and reports prepared by third parties, which may contain information or data that the Company would be unable to independently verify or confirm. All of these factors are uncertain and may impact the Company’s ability to develop the mineral interests.

As a result of these uncertainties, the Company’s exploration programs and any acquisitions which it may pursue may not result in the expansion or replacement of its current production with new ore reserves or operations, which could have a material adverse effect on the Company’s business, prospects, results of operations, and financial position.

Increased operating and capital costs have materially adversely impacted the Company’s results of operations and could continue to do so in the near term.

Costs at the Company’s mining properties are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing-related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete, and mining and processing related equipment and facilities. Commodity costs are often subject to volatile price movements, including increases that could make mineral extraction less profitable. Further, changes in laws and regulations can affect commodity prices, uses, and transport. Reported costs may also be affected by changes in accounting standards. Increases in costs have materially adversely impacted the Company’s results of operations and operating cash flow and could continue to do so.

The Company could have significant increases in capital and operating costs over the next several years in connection with developing new projects in challenging jurisdictions and sustaining and/or expanding existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond the Company’s control, such as inflation. Increased capital expenditures may have an adverse effect on the results of operations and cash flow generated from existing operations, as well as the economic returns anticipated from new projects, or may make the development of future projects uneconomic.

Competition in the mining industry is intense, and the Company has limited financial and personnel resources with which to compete.

In the mining industry, competition for desirable properties, investment capital, and human capital is intense. Numerous companies headquartered in the United States, Canada, and worldwide compete for properties and human capital on a global basis. The Company is a small participant in the mining industry due to its limited financial and human capital resources. The Company presently operates with a limited number of people, and it anticipates operating in the same manner going forward. The Company competes with other companies in its industry to hire qualified employees and consultants when needed to operate its mines successfully and to advance its exploration properties. The Company may

Gold Resource Corporation

be unable to attract the necessary human capital to fully explore, and if warranted, develop its properties and be unable to acquire other desirable properties. The Company believes that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

Estimates of Proven and Probable Mineral Reserves and Measured and Indicated Mineral Resources include some uncertainty, such that the volume and grade of ore actually recovered may vary from the Company’s estimates.

The proven and probable Mineral Reserves stated in this report represent the amount of gold, silver, copper, lead, and zinc that the Company estimated at December 31, 2024, that could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable Mineral Reserves and measured and indicated Mineral Resources are subject to considerable uncertainty. Such estimates are largely based on the prices of gold, silver, copper, lead, and zinc, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If the Company determines that certain estimated Mineral Reserves or Mineral Resources have become uneconomic, it may be forced to reduce its estimates. Actual production from proven and probable Mineral Reserves may be significantly less than the Company expects. There can be no assurance that estimates of Mineral Resources will be upgraded to Mineral Reserves or may ultimately be extracted.

Any material changes in Mineral Resources and Mineral Reserves estimates and grades of mineralization may affect the economic viability of the Company’s current operations, a decision to place a new property into production, and/or such property’s return on capital. There can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Declines in market prices for contained metals may render portions of the Company’s Mineral Resources and Mineral Reserves estimates uneconomic and result in reduced reported mineralization or materially adversely affect the commercial viability of one or more of the Company’s properties. Any material reductions in estimates of mineralization, or of the Company’s ability to extract this mineralization, could have a material adverse effect on its results of operations or financial condition.

Products processed from the Company’s operating mines or other mines in the future could contain higher than expected contaminants, thereby negatively impacting the Company’s financial condition.

Contracts for treatment charges paid to smelters and refineries include penalties for certain deleterious elements that exceed contract limits. If the material mined from the Company’s operating mines includes higher than expected contaminants, the Company would incur higher treatment expenses and penalty charges that could increase costs and negatively impact the business, financial condition, and results of operations. This could occur due to unexpected variations in the occurrence of these elements in the material mined, problems occurring during blending of material from various locations in the mine prior to processing, and other unanticipated events.

Continuation of the Company’s mining and processing activities is dependent on the availability of sufficient water supplies to support its mining activities.

Water is critical to the Company’s business, and the increasing pressure on water resources requires the Company to consider both current and future conditions in its management approach. Across the globe, water is a shared and regulated resource. Mining operations require significant quantities of water for mining, ore processing, and related support facilities. Many of the Company’s properties in Mexico are in areas where water is scarce, and competition among users for continuing access to water is significant. Continuous production and mine development depend on the Company’s ability to acquire and maintain water rights and defeat claims adverse to current water use in legal proceedings. Although the Company believes that its operations currently have sufficient water rights and claims to cover operating demands, it cannot predict the potential outcome of future legal proceedings relating to water rights, claims, and uses. Water shortages may also result from weather or environmental and climate impacts beyond the Company’s control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct the Company’s operations. The loss of some or all water rights, in whole or in part, ongoing shortages of water to which the Company has rights, or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in the Company’s inability to maintain mineral extraction at current or expected levels, require the Company to curtail or shut

Gold Resource Corporation

down mining operations, and prevent it from pursuing expansion or any development opportunities. Laws and regulations may be introduced in some jurisdictions where the Company operates, which could also limit access to sufficient water resources, thus materially adversely affecting its operations.

The nature of mineral exploration, mining, and processing activities involves significant hazards, a high degree of risk, and the possibility of uninsured losses.

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. The Company’s operations are, and any future mining operations or construction that may be conducted will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

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

These occurrences could result in damage to—or destruction of—mineral properties, processing facilities, and equipment; personal injury or death; environmental damage; reduced extraction and processing; delays in mining; asset write-downs; monetary losses; and possible legal liability. Although the Company maintains insurance in amounts that it considers reasonable for general commercial liability claims, physical assets at its Arista and Alta Gracia Mines, and risks inherent in the conduct of its business, this insurance contains exclusions and limitations on coverage and will not cover all potential risks associated with mining and exploration activities. As such, the related liabilities might exceed policy limits. As a result of any or all of the foregoing, the Company could incur significant liabilities and costs that may exceed the limits of its insurance coverage or that it may elect not to insure against because of unreasonable premium costs or other reasons, which could materially adversely affect its results of operations and financial condition. The Company may also not be insured against all interruptions to its operations. Losses from these or other events may cause the Company to incur significant costs which could materially adversely affect its financial condition and its ability to fund activities on its properties. A significant loss could force the Company to reduce or suspend its operations and development.

Gold Resource Corporation

Revenue from the sale of metal concentrate may be materially adversely affected by loss or damage during shipment and storage at the Company’s buyer’s facilities.

The Company relies on third-party transportation companies to transport its metal concentrate to each buyer’s facilities for processing and further refining. The terms of the Company’s sales contracts with the buyers require the Company to rely, in part, on assay results from samples of its metal concentrate that are obtained at the buyer’s warehouse to determine the final sales value for metals. Once the metal concentrate leaves the processing facility, the Company no longer have direct custody and control of these products. Theft, loss, road accidents, improper storage, fire, natural disasters, tampering, or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of the Company’s metal concentrate products. Such losses may not be covered by insurance and may lead to a delay or interruption in revenue, and as a result, the Company’s operating results may be materially adversely affected.

A significant delay or disruption in sales of doré or concentrates as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.

The Company relies on third-party smelters and refiners to refine and process and, in some cases, purchase, the gold and silver doré and copper, lead, and zinc concentrate produced from its mines. Access to smelters and refiners on economic terms is critical to the Company’s ability to sell its products to buyers and generate revenues. The Company periodically enters into agreements with smelters and refiners, some of which operate their smelting or refining facilities outside the United States, and it believes it currently has contractual arrangements with a sufficient number of smelters and refiners so that the loss of any one refiner or smelter would not significantly or materially impact the Company’s operations or its ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by operational issues; new or increased tariffs, duties, or other cross-border trade barriers; the bankruptcy or insolvency of one or more smelters or refiners; or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave the Company with limited, uneconomical, or no access to smelting or refining services for short or long periods of time. Any such delay or loss of access may significantly impact the Company’s ability to sell doré and concentrate products. The Company cannot ensure that alternative smelters or refiners would be available or offer comparable terms if the need for them arose or that it would not experience delays or disruptions in sales that would materially adversely affect the results of operations.

The Company relies on contractors to conduct a significant portion of the Company’s exploration, development, and construction projects.

A significant portion of the Company’s development and construction projects are currently conducted in whole or in part by contractors. As a result, the Company’s operations are subject to a number of risks, some of which are outside of its control, including:

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

Gold Resource Corporation

In addition, the Company may incur liability to third parties as a result of the actions of its contractors. The occurrence of one or more of these risks could materially adversely affect the Company’s results of operations and financial position.

Risks Related to the Company’s Exploration Activities

The exploration of the Company’s mineral properties is highly speculative in nature, involves substantial expenditures, and is frequently non-productive.

Mineral exploration is highly speculative in nature and frequently results in no or very little return on amounts invested in evaluating a particular property. The probability of an individual prospect ever having Mineral Reserves that meets the requirements of Subpart 1300 of Regulation S-K (“S-K 1300”) is low. Even if the Company does eventually discover Mineral Resources and Mineral Reserves on its exploration properties, there can be no assurance that it can develop a mine and extract those minerals. Substantial expenditures are required to (i) establish the existence of a potential ore body through drilling and metallurgical and other testing techniques; (ii) determine metal content and metallurgical recovery processes to process metal from the ore; (iii) determine the feasibility of mine development and production; and (iv) construct, renovate, or expand mining and processing facilities. If the Company discovers a deposit or ore at a property, it usually takes several years from the initial phases of exploration until mineral extraction is possible, if at all. During this time, the economic feasibility of a project may change because of increased costs, lower metal prices, or other factors. As a result of these uncertainties, the Company’s exploration programs may not result in the identification of proven and probable Mineral Reserves in sufficient quantities to justify developing a particular property.
The Company has acquired and may in the future acquire additional mining properties, and the Company’s business may be negatively impacted if Mineral Resources and Mineral Reserves are not located on acquired properties or if it is unable to successfully execute and/or integrate the acquisitions as planned.
The Company has in the past, and may in the future, acquire additional mining properties. There can be no assurance that reserves will be identified on any properties that it acquires. The Company may experience negative impacts on the trading price of its common stock or on its ability to access capital if it successfully completes acquisitions of additional properties and reserves are not located on these properties.
In December 2021, the Company acquired the Back Forty Project when it purchased Aquila. The acquisition may result in various material adverse impacts on the Company’s business and the trading price of its common stock. Adverse impacts may include, without limitation, the risk that the acquisition does not achieve the expected benefits, increased cash outflows, the unavailability of capital to develop the Back Forty Project, and the risk of potential material adverse tax consequences for the Company and its shareholders. Additional risks, difficulties, and uncertainties may result from the separation of previously co-mingled businesses, including necessary ongoing relationships. While the Company has invested significant time, money, and equity in acquiring the Back Forty Project, there can be no assurance that the Back Forty Project will be permitted or will ultimately be productive.
The success of any future acquisition would depend on a number of factors, including, but not limited to:
●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities and potentially the Company’s shareholders;
●	Implementing the Company’s standards, controls, procedures, and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
●	To the extent the acquired operations are in a country where the Company has not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

There can be no assurance that the Company will be able to successfully conclude any acquisitions, or that any acquisition will achieve the anticipated synergies or other anticipated positive results. Any material problems that the Company encounters in connection with such an acquisition could have a material adverse effect on its business, results

Gold Resource Corporation

of operations, and financial position. These factors may materially adversely affect the trading price of the Company’s common stock.

Regulatory Risks

The Company’s operations are subject to ongoing permitting requirements, which could result in the delay, suspension, or termination of its operations.

The Company’s operations, including ongoing exploration drilling programs and mining, require ongoing permits from governmental and local authorities. The Company may also be required to obtain certain property rights to access or use its properties. Obtaining or renewing licenses and permits and acquiring property rights can be complex and time-consuming processes. There can be no assurance that the Company will be able to acquire all required licenses, permits, or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed; that required extensions will be granted; or that the issuance of such licenses, permits or property rights will not be challenged by third parties. If the Company cannot obtain or maintain the necessary permits, or if there is a delay in receiving future permits, its timetable and business plan will be materially adversely affected.

The Company’s operating properties located in Mexico are subject to changes in political or economic conditions and regulations in that country.

The risks with respect to operating in Mexico or other developing countries include, but are not limited to: nationalization of properties, military repression, extreme fluctuations in currency exchange rates, increased security risks, labor instability or militancy, mineral title irregularities, and high rates of inflation. In addition, changes in mining or investment policies or shifts in political attitudes in Mexico may materially adversely affect the Company’s business. The Company may be affected in varying degrees by government regulation concerning restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, labor legislation, water use, and mine safety. The effect of these factors cannot be accurately predicted and may adversely impact the Company’s operations.

Most of the Company’s properties are subject to extensive environmental laws and regulations, which could materially adversely affect its business.

The Company’s exploration and mining operations are subject to extensive laws and regulations governing land use and the protection of the environment, which control the exploration and mining of mineral properties and their effects on the environment, including air and water quality, mine reclamation, waste generation, handling and disposal, the protection of different species of flora and fauna, and the preservation of lands. These laws and regulations require the Company to acquire permits and other authorizations for conducting certain activities. In many countries, there is relatively new comprehensive environmental legislation, and the permitting and the authorization process may not be established or predictable. The Company may not be able to acquire necessary permits or authorizations on a timely basis, if at all. Delays in acquiring any permit or authorization could increase the cost of the Company’s projects and could suspend or delay the commencement of extraction and processing of mineralized material.

Environmental legislation in Mexico and in many other countries is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their officers, directors, and employees. Future changes in environmental regulation in the jurisdictions where the Company’s properties are located may materially adversely affect its business, make the business prohibitively expensive, or prohibit it altogether. The Company cannot predict what environmental legislation or regulations will be enacted or adopted in the future or how future laws and regulations will be administered or interpreted. Compliance with more stringent laws and regulations, as well as potentially more vigorous enforcement policies, stronger regulatory agencies, or stricter interpretation of existing laws, may (i) necessitate significant capital outlays, (ii) cause the Company to delay, terminate, or otherwise change its intended activities with respect to one or more projects, or (iii) materially adversely affect future exploration activities.

Gold Resource Corporation

Climate change and climate change legislation or regulations could impact the Company’s business.

The Company is subject to physical risks associated with climate change, which could seriously harm its results of operations and increase costs and expenses. The occurrence of severe adverse weather conditions, including increased temperatures and droughts, fires, longer wet or dry seasons, increased precipitation, floods, hail, snow, or more severe storms may have a potentially devastating impact on the Company’s operations. Adverse weather may result in physical damage to operations, instability of the Company’s infrastructure and equipment, washed-out roads to its properties, and altered water and electricity supply to projects. Increased temperatures may also decrease worker productivity at the Company’s projects and raise ventilation and cooling costs. Changes in the quantity of water, whether in excess or deficient amounts, may impact exploration and development activities, mining and processing operations, water storage and treatment facilities, tailings storage facilities, closure and reclamation efforts, and may increase levels of dust in dry conditions, and land erosion and slope stability in case of prolonged wet conditions. Should the impacts of climate change be material in nature or occur for lengthy periods of time in the areas in which the Company operates, financial condition or results of operations could be materially adversely affected.

The Company’s continuing reclamation obligations at its operations could require significant additional expenditures.

The Company is responsible for the reclamation obligations related to disturbances located on all of its properties and have recorded a liability on its Consolidated Balance Sheets to cover the estimated reclamation obligation. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation when carried out. Continuing reclamation obligations will require a significant amount of capital. There is a risk that the Company will be unable to fund these obligations and that the regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue mining and exploration activities, which may materially adversely affect results of operations, financial performance, and cash flows.

Title to mineral properties can be uncertain, and in the event of a dispute regarding the title to the Company’s Mexican properties, it will likely be necessary for the Company to resolve the dispute in Mexico, where it would be faced with unfamiliar laws and procedures.

The Company’s ability to explore and operate its properties depends on the validity of its title to that property. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. There may be valid challenges to the title to the Company’s properties which, if successful, could impair development and/or operations. The resolution of disputes in foreign countries can be costly and time consuming. In a foreign country, the Company face the additional burden of understanding unfamiliar laws and procedures. Not like in the U.S., the Company may not be entitled to a jury trial. Further, to litigate in any foreign country, the Company would be faced with the necessity of hiring lawyers and other professionals who are familiar with the foreign laws. For these reasons, the Company may incur unforeseen costs if it is forced to resolve a dispute in Mexico or any other foreign country.

In most of the countries where the Company operates, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction, or imposition of partners could have a material adverse effect on the Company’s financial condition, results of operations, and prospects.

Under the laws of Mexico, Mineral Resources belong to the United States of Mexico, and government concessions are required to explore for or exploit Mineral Reserves. Mineral rights derive from concessions granted—on a discretionary basis—by the Ministry of Economy, pursuant to the Mexican mining law and regulations thereunder. The Company’s concessions in Mexico are subject to continuing government regulation, and failure to adhere to such regulations will result in the termination of the concession. A title defect could result in losing all or a portion of the Company’s right, title, and interest in and to the properties to which the title defect relates.

Additionally, in 2014, new mining concessions became subject to additional review and approval by the Mexico Ministry of Energy, and in recent years, the federal government has been reluctant to issue new mining concessions.

Gold Resource Corporation

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that the Company negotiates the necessary agreements with surface landowners. Many of the mining properties are subject to the Mexican Ejido system, requiring the Company to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with mining exploration activities. Please see Item 1A. Risk Factors—Regulatory Risks—The Company’s ability to develop its Mexican properties is subject to the rights of the Ejido (agrarian cooperatives) who use or own the surface for agricultural purposes.

The Company’s ability to develop its Mexican properties is subject to the rights of the Ejido (agrarian cooperatives), who use or own the surface for agricultural purposes.

The Company’s ability to mine minerals is subject to maintaining satisfactory arrangements and relationships with the Ejido for access and surface disturbances. Ejidos are groups of local inhabitants who were granted rights to conduct agricultural activities on the property. The Company must negotiate and maintain a satisfactory arrangement with these residents in order to disturb or discontinue their rights to farm. While the Company has successfully negotiated and signed such agreements related to the DDGM operations, its inability to maintain these agreements or consummate similar agreements for new projects could impair or impede the ability to successfully explore, develop, and mine the properties, which in turn could materially adversely affect the Company’s future cash flow.

A significant amount of the Company’s mining properties are subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Mexican peso.

 The Company’s revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance, and exploration costs are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors, and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact the Company’s operating results and cash flows. Conversely, the depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, the Company’s financial position, results of operations, and cash flows could be materially adversely affected. The annual average inflation rate in Mexico was approximately 4.72% in 2024 and 5.55% in 2023. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, and geopolitical instability. For additional information, please see Item 1A. Risk Factors—General Risks— Global and regional political and economic conditions could adversely impact the Company’s business. Continuing increases in inflation could increase the costs of labor and other costs related to the business, which could have an adverse impact on the Company’s business, financial position, results of operations, and cash flows.

At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportional to the inflation rate in the future. The value of the peso decreased by 16.7% in 2024 and increased by 14.6% in 2023. In addition, fluctuations in currency exchange rates may have a significant impact on the Company’s financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. The Company cannot assure you that currency fluctuations, inflation, and exchange control policies will not have an adverse impact on its financial condition, results of operations, earnings, and cash flows.

Lack of infrastructure could forestall or prevent further exploration and advancement.

Exploration activities, as well as any advancement activities, depend on adequate infrastructure. Reliable roads, bridges, power sources, and water supply are important factors that affect capital and operating costs and the feasibility and economic viability of a project. Unanticipated or higher than expected costs and unusual or infrequent weather phenomena, or government or other interference in the maintenance or provision of such infrastructure, could materially adversely affect the Company’s business, financial condition, and results of operations.

Gold Resource Corporation

Risks Related to the Company’s Common Stock

Volatility in the Company’s stock price could result in shareholders losing part or all of their investment.

In addition to other risk factors identified in this annual report on Form 10-K, and due to volatility associated with equity securities in general, the value of a shareholder’s investment could decline due to the impact of numerous factors upon the market price of the Company’s common stock, including divergence between its actual or anticipated financial results and published expectations of analysts or the expectations of the market, the gain or loss of customers, announcements that the Company, its competitors or its customers may make regarding their operating results and other factors that are beyond the Company’s control, such as market conditions in the Company’s or its customers’ industry, new market entrants, technological innovations, and economic and political conditions or events.

Stock markets in general have experienced extreme price and volume fluctuations, and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may materially adversely affect the market price of the Company’s common stock. As a result, shareholders may be unable to sell their shares at a desired price.

Past payments of dividends on the Company’s common stock are not a guaranty of future payments of dividends.

In 2010, the Company began paying cash dividends to the holders of its common stock. However, the Company’s ability to pay dividends in the future will depend on a number of factors, including free cash flow, expected operational performance, mine construction requirements and strategies, other acquisition and/or construction projects, spot metal prices, taxation, government-imposed royalties, and general market conditions. Further, a portion of the Company’s cash flow is expected to be retained to finance operations, explorations, and development of mineral properties. In February 2023, in order to conserve cash for future development and exploration, the Company announced the suspension of quarterly dividends. There is no assurance that the Board will elect to re-institute a dividend payment in the near-term or at all.

Issuances of the Company’s stock in the future could dilute existing shareholders and materially adversely affect the market price of its common stock.

The Company has the authority to issue up to 200,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of its common stock, in some cases without shareholder approval. As of April 4, 2025, there were 120,442,686 shares of common stock outstanding. Future issuances of the Company’s securities could be at prices substantially below the price paid for its common stock by current shareholders. The Company can issue significant blocks of its common stock without further shareholder approval. Because it has issued less common stock than many of its larger peers, the issuance of a significant amount of common stock may have a disproportionately large impact on share price compared to larger companies.

General Risks

The Company has identified a material weakness in its internal control over financial reporting that has resulted in the restatement of certain previously issued financial statements. If the Company is unable to remediate the material weakness, or if it identifies additional material weaknesses in the future or otherwise fails to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in future material misstatements of the Company’s consolidated financial statements or cause the Company to fail to meet its periodic reporting obligations, which may adversely affect the Company’s business, financial condition, and results of operations.

The Company is required to provide management’s attestation on internal controls. As disclosed in Item 9A. Controls and Procedures in this Form 10-K, management has identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual

Gold Resource Corporation

or interim financial statements could occur but will not be prevented or detected on a timely basis. In connection with the Company’s evaluation of internal control over financial reporting for the year ended December 31, 2024, the following material weakness has been identified:

●	The Company did not have adequate policies and procedures to maintain effective internal control over the accounting treatment related to complex areas.

If the Company is unable to remediate its existing material weakness or if, in the future, the Company is unable to maintain effective internal control over financial reporting pursuant to Section 404(a), the Company may not be able to assess whether its internal controls over financial reporting are effective, which may subject it to financial reporting misstatements and adverse regulatory consequences and could harm investor confidence and the market price of the Company’s shares of common stock.

The restatement of certain previously issued financial statements may affect stockholder and investor confidence in the Company, or harm the Company's reputation, and may subject the Company to additional risks and uncertainties, including increased cost and the increased probability of legal proceedings, regulatory inquiries, sanctions, or investigations.

As mentioned above, management identified a material weakness in the Company’s internal control over financial reporting, which has resulted in the restatement of the following previously issued financial statements within this Form 10-K: (i) its interim consolidated financial statements for the quarterly periods ended March 31, 2023, June 30, 2023, September 30, 2023, March 31, 2024, June 30, 2024 and September 30, 2024 and (ii) its consolidated audited financial statements for the year ended December 31, 2023.

As a result of the restatement, the Company has incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with, or related to, such restatement. In addition, such restatement could subject the Company to several additional risks and uncertainties, including the increased possibility of legal proceedings and inquiries, sanctions or investigations by the SEC or other regulatory authorities. Any of the foregoing may adversely affect the Company’s reputation, the accuracy and timing of its financial reporting, or its business, results of operations, liquidity and financial condition, or cause stockholders, investors, members and customers to lose confidence in the accuracy and completeness of the Company’s financial reports or cause the market price of its common stock to decline.

The Company’s operations may be disrupted, and its financial results may be materially adversely affected by any future pandemic.

 Any pandemic may pose a risk to the business and operations. If a significant portion of the Company’s workforce becomes unable to work or travel to the operations due to illness or state or federal government restrictions (including travel restrictions and “shelter-in-place” and similar orders restricting certain activities that may be issued or extended by authorities), the Company may be forced to reduce or suspend operations, exploration activities, and/or development projects, which may impact liquidity and financial results. These restrictions have significantly disrupted economic activity in both the world, national, and local economies and have caused volatility in capital markets.

To the extent any pandemic materially adversely affects the Company’s business and financial results, as discussed above, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to operation, indebtedness, and financing. The Company is unable to predict the ultimate adverse impact of any pandemic on the business, which will depend on numerous evolving factors and future developments, including the pandemic’s ongoing effect on the demand for silver and gold, as well as the response of the overall economy and the financial markets after the pandemic and response measures come to an end, the timing of which remains highly unpredictable.

Gold Resource Corporation

Global and regional political and economic conditions could adversely impact the Company’s business.

Political and economic shifts, both domestic and international, may create uncertainty and pose risks to the Company’s operations. Policies related to populism, protectionism, economic nationalism, and attitudes toward multinational corporations could result in regulatory changes, trade barriers, or investment restrictions. Additionally, international trade disputes—including tariffs, counter-tariffs, export controls, sanctions, and currency regulations—may increase costs and disrupt supply chain, operating model, and customer relationships.

Further, market volatility, driven by shifts in U.S. and foreign trade policies, fluctuating interest rates, or currency controls may affect gold prices, capital availability, and investor confidence. Even the perception of these risks could lead to reduced investment, higher production costs, and operational challenges. If such trends continue, they may have a material adverse effect on the business and financial performance.

The Company may not be able to operate successfully if it is unable to recruit, hire, retain, and develop key personnel and maintain a qualified and diverse workforce. In addition, the Company is dependent upon its employees being able to safely perform their jobs, but there is risk of physical injuries or illness.

The Company depends upon the services of a number of key executives and management personnel. These individuals include executive officers and other key employees. If any of these individuals were to die, become disabled, or leave the Company, the Company would be forced to identify and retain individuals to replace them but may be unable to hire a suitable replacement on favorable terms should that become necessary.

The Company’s success is also dependent on the contributions of its highly skilled and experienced workforce. The Company’s ability to achieve its operating goals depend upon the ability to recruit, hire, retain, and develop qualified and diverse personnel to execute on its strategy. There continues to be competition over highly skilled personnel in the industry. If the Company loses key personnel or one or more members of senior management team; or if it fails to develop adequate succession plans; or if it fails to hire, retain, and develop qualified and diverse employees; the business, financial condition, results of operations, and cash flows could be harmed.

The Company is dependent on information technology systems, which are subject to certain risks, including cybersecurity risks, data leakage risks, and risks associated with implementation and integration.

The Company is dependent upon information technology systems in the conduct of its business. Any significant breakdown, invasion, virus, cyberattack, security breach, destruction, or interruption of these systems by employees, others with authorized access to its systems, or unauthorized persons could negatively impact the business. To the extent any invasion, cyberattack, or security breach results in disruption to the business; such as loss or disclosure of, or damage to data or confidential information; business reputation, results of operations, and financial condition could be materially adversely affected. The Company has implemented various measures to manage the risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature, and scope of information technology disruptions, the Company could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of its systems, and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, competitive position, financial condition, or results of operations. The Company’s systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date the Company has not experienced any material losses relating to cyberattacks, it may suffer such losses in the future. The Company may be required to expend significant additional resources to continue to modify or enhance protective measures. The Company also may be subject to significant litigation, regulatory investigation, and remediation costs associated with any information security vulnerabilities, cyberattacks, or security breaches.

The Company may also be materially adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly, or not properly integrated into its operations. If the Company is unable to successfully implement system upgrades or modifications, it may have to rely on manual reporting

Gold Resource Corporation

processes and controls over financial reporting that have not been planned, designed, or tested. Various measures have been implemented to manage the risks related to the system upgrades and modifications, but system upgrades and modification failures could have a material adverse effect on the business, financial condition, and results of operations and could, if not successfully implemented, adversely impact the effectiveness of internal controls over financial reporting.

The Company’s business is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, a breach or violation of which could lead to civil and criminal fines and penalties, loss of licenses or permits, and reputational harm.

The Company operates in certain jurisdictions that have experienced some degree of governmental and private sector corruption, and in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantages. The Company’s Code of Ethics and other corporate governance mandate compliance with these anti-bribery laws, which often carry substantial penalties. However, there can be no assurance that internal control policies and procedures will always protect the Company from recklessness, fraudulent behavior, dishonesty, or other inappropriate acts committed by affiliates, employees, contractors, or agents. As such, the corporate policies and processes may not prevent all potential breaches of law or other governance practices. Violations of these laws, or allegations of such violations, could lead to civil and criminal fines and penalties, litigation, loss of operating licenses or permits, and may damage the Company’s reputation, which could have a material adverse effect on the business, financial position, and results of operations, or cause the market value of common stock to decline.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Risk Management and Strategy

The Company has established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into its overall risk management systems and processes. The Company routinely assesses material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through its information systems that may result in adverse effects on the confidentiality, integrity, or availability of information systems or any information residing therein.

The Company conducts periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Governance

One of the key functions of the Board is informed oversight of the risk management process, including risks from cybersecurity threats. The Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. The Company does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect it or its business strategy, results of operations, or financial condition. For more information regarding the expertise of the Board as it relates to cybersecurity, see the section entitled “Governance” in the Company’s definitive proxy statement relating to the 2024 Annual Meeting of Stockholders filed with the SEC on April 29, 2024.

Gold Resource Corporation

 Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare the Company to address cybersecurity risks. As part of the overall risk management system, the Company monitors and tests safeguards and trains employees on these safeguards. Personnel at all levels and departments are made aware of the cybersecurity policies through trainings.

Cybersecurity Threats

As of December 31, 2024, the Company has not identified an indication of a cybersecurity incident that would have a material impact on the Company’s business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

Gold Resource Corporation

ITEM 2. PROPERTIES

Glossary.

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

Net Smelter Return (“NSR”):

The net revenue that the owner of a mining property receives from the sale of the mine’s metal products, less transportation and refining costs. As a royalty, it refers to the fraction of net smelter return that a mine operator is obligated to pay the owner of the royalty agreement.

Mineral Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Tonne:	A metric ton. One tonne equals 1000 kg. It is equal to approximately 2,204.62 pounds.

Volcanogenic:	Of volcanic origin.

Gold Resource Corporation

Volcanic domes:

These are mounds that form when viscous lava erupts slowly and piles up over the vent, rather than moving away as lava flow. The sides of most domes are very steep and typically are mantled with unstable rock debris formed during or shortly after dome emplacement. Most domes are composed of silica-rich lava, which may contain enough pressurized gas to cause explosions during dome extrusion.

Overview

The Company classifies its mineral properties into three categories: “Production Stage Properties,” “Development Stage Properties,” and “Exploration Stage Properties.” Production Properties are properties for which the Company operates a producing mine.

At the Don David Gold Mine, the Company currently has 100% interest in six properties, including two Production Stage Properties and four Exploration Stage Properties, located in Oaxaca, Mexico, along the San Jose structural corridor. Because of their proximity and relatively integrated operations, the Company collectively refers to the six properties as the Don David Gold Mine. The two Production Stage Properties are the only two of the six properties that make up the Don David Gold Mine that the Company considers to be independently material at this time. Please see Item 2. Properties – Don David Gold Mine for further discussion of the properties.

The Company also has 100% interest in the Back Forty Project, an advanced Exploration Stage Property, located in Menominee County, Michigan, USA. The Company does not consider the Back Forty Project to be independently material to the Company at this time. Please see Item 2. Properties – Back Forty Project for further discussion of the property.

Mineral Resources

Under S-K 1300, a “Mineral Resource” is defined as “a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.” A “Mineral Resource” is a “reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.”

Gold Resource Corporation

The following tables summarize the estimated Mineral Resources at DDGM and at Back Forty:

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources
at December 31, 2024(1)(2)(3)(4)(5)

Description	KTonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %	Cut-off grade	Metallurgical Recovery (%)
Arista							$/Tonne	Au	Ag	Cu	Pb	Zn
Measured Mineral Resources	4	0.54	79.40	0.31	1.35	5.14	120	80	91	74	72	83
Indicated Mineral Resources	201	1.02	164.52	0.29	0.94	2.54	120	80	91	74	72	83
Measured + Indicated	205	1.01	163.00	0.29	0.95	2.59	120	80	91	74	72	83
Inferred Mineral Resources	1,838	1.03	100.33	0.23	1.29	3.62	120	80	91	74	72	83
Alta Gracia							AuEq/tonne
Measured Mineral Resources	27	0.81	370.58	-	-	-	2.35	85	72	-	-	-
Indicated Mineral Resources	141	0.49	269.96	-	-	-	2.35	85	72	-	-	-
Measured + Indicated	168	0.54	286.13	-	-	-	2.35	85	72	-	-	-
Inferred Mineral Resources	148	0.62	259.61	-	-	-	2.35	85	72	-	-	-

Notes on Mineral Resources:

1.	Mineral Resources estimated at December 31, 2024 are based on $2,200/oz for Gold, $28.00/oz for Silver, $4.52/pound for Copper, $1.00/pound for Lead and $1.22/pound for Zinc. The metal prices used are based on conservative estimates of the average median consensus prices for each of the three years starting 2025 through 2027 as provided by Bloomberg’s consensus commodity price forecast as at January 7, 2025. The 2027 consensus was used for the remaining life of mine.
2.	The definitions for Mineral Resources in S-K 1300 were followed, which are consistent with definitions outlined by the Canadian Institute of Mining’s Definition Standards for Mineral Resources & Mineral Reserves (“CIM (2014)”) and are exclusive of Mineral Reserves.
3.	The Arista Mine cut-off grade applied to Mineral Resources estimated at December 31, 2024 is $120/tonne NSR.
4.	Mineral Resources that are not Mineral Reserves are materials of economic interest with reasonable prospects for economic extraction.
5.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

For comparison, as at December 31, 2023, DDGM’s estimates of Mineral Resources, exclusive of Mineral Reserves, are provided in the below table.

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources

at December 31, 2023(1)(2)(3)(4)(5)

Description	KTonnes	Gold g/t	Silver g/t	Copper %	Lead %	Zinc %	Cut-off grade	Metallurgical Recovery (%)
Arista							$/Tonne	Au	Ag	Cu	Pb	Zn
Measured Mineral Resources	68	1.49	109.69	0.42	1.42	4.39	100	80	91	77	74	84
Indicated Mineral Resources	489	1.10	131.89	0.28	1.33	4.25	100	80	91	77	74	84
Measured + Indicated	557	1.15	129.16	0.29	1.34	4.26	100	80	91	77	74	84
Inferred Mineral Resources	1,418	1.01	107.87	0.21	1.31	3.68	100	80	91	77	74	84
Alta Gracia							AuEq/tonne
Measured Mineral Resources	27	0.81	370.58	-	-	-	2.35	85	72	-	-	-
Indicated Mineral Resources	141	0.49	269.96	-	-	-	2.35	85	72	-	-	-
Measured + Indicated	168	0.54	286.13	-	-	-	2.35	85	72	-	-	-
Inferred Mineral Resources	148	0.62	259.61	-	-	-	2.35	85	72	-	-	-

Notes on Mineral Resources:

1.	Mineral Resources estimated at December 31, 2023 are based on $1,800/oz for Gold, $23.30/oz for Silver, $3.90/pound for Copper, $0.95/pound for Lead and $1.25/pound for Zinc. The metal prices used are based on the average median consensus prices for years 2024 through 2028 as provided by the Bank of Montreal in June 2023. The median price was based on the price estimates contributed by 38 participating financial institutions. These prices are also very similar to the three-year average.
2.	The definitions for Mineral Resources in S-K 1300 were followed, which are consistent with definitions outlined CIM (2014) and are exclusive of Mineral Reserves.
3.	The Arista Mine cut-off grade applied to Mineral Resources estimated at December 31, 2023 is $100/tonne NSR.
4.	Alta Gracia Mineral Reserves reported December 31, 2022 have been downgraded to Mineral Resources for the December 31, 2023 estimate.
5.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Gold Resource Corporation

During 2024, the Company performed a comprehensive review of its geological database and interpretation of the mineralization, the block models derived from them, and ultimately the mine plan to ensure more reliable and accurate mine planning and forecasting. In addition, metallurgy, mining methods, ground control, and other parameters were reviewed. As a result of this review, measured and indicated Mineral Resources decreased from approximately 0.73 million tonnes at December 31, 2023 to approximately 0.37 million tonnes at December 31, 2024. The primary factor for this decrease was the change in the NSR cutoff grade from $100/tonne to $120/tonne resulting in a decrease of 0.89 million tonnes. These reductions were partially offset by a 0.02 million tonne increase due to higher metal prices and the conversion and addition of 0.51 million tonnes of inferred Mineral Resource to measured and indicated Mineral Resource, attributed to the 2024 infill and step-out drilling program. The total inferred Mineral Resources increased from approximately 1.56 million tonnes at December 31, 2023 to approximately 1.99 million tonnes at December 31, 2024. The increase in inferred Mineral Resources was mainly due to the successful 2024 infill and step-out drilling program at the Three Sisters vein system along with optimized mine planning.

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Resources at DDGM can be found in the updated Don David Gold Mine Technical Report Summary, effective as of December 31, 2024, which is incorporated by reference as Exhibit 96.2 to this Form 10-K (the “DDGM Technical Report Summary”).

Back Forty Project – Summary of Gold, Silver, and Base Metal Mineral Resources

at December 31, 2023 and 2024(1) (2) (3) (4)

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

Notes on Mineral Resources:

1.

Mineral Resources estimated at December 31, 2023 and 2024 are based on $1,800/oz for Gold, $23.30/oz for Silver, $3.90/pound for Copper, $0.95/pound for Lead and $1.25/pound for Zinc. The metal prices used are based on the average median consensus prices for years 2024 through 2028 as provided by the Bank of Montreal in June 2023. The median price was based on the price estimates contributed by 38 participating financial institutions. These prices are also very similar to the three-year average.

2.	The definitions for Mineral Resources in S-K 1300 were followed, which are consistent with definitions outlined by CIM (2014) and are exclusive of Mineral Reserves.
3.	Mineral Resources that are not Mineral Reserves are materials of economic interest with reasonable prospects for economic extraction.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Following the completion of the optimization work for the Back Forty Project, the Company published an update on indicated and inferred Mineral Resources in the Back Forty Project Technical Report Summary released in October 2023. A measured Mineral Resource estimate or a Mineral Reserve estimate have yet to be established for the Back Forty Project.

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Resources at Back Forty can be found in the Back Forty Project Technical Report Summary incorporated by reference as Exhibit 96.1 to this Form 10-K.

Gold Resource Corporation

Mineral Reserves

Under S-K 1300, a “Mineral Reserve” is defined as “an estimate of tonnage and grade or quality of measured and indicated Mineral Resources that, in the opinion of the qualified person, can be the basis of an economically viable project.”

The following tables summarize the estimated Mineral Reserves at DDGM:

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2024 (1) (2) (3) (4)

								Recovery
Description	Tonnes	Gold g/t	Silver g/t	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade (2)	% Au	% Ag	% Cu	% Pb	% Zn
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	60,000	2.25	276	0.24	1.20	3.14	120	79.5	91.4	73.9	71.8	83.2
Probable Mineral Reserves	1,057,000	1.21	136	0.17	0.70	2.19	120	79.5	91.4	73.9	71.8	83.2
Arista Mine Total	1,117,000	1.26	143	0.18	0.73	2.24
Alta Gracia Mine (3)							AuEq/tonne
Proven Mineral Reserves	-	-	-	-	-	-	-	-	-
Probable Mineral Reserves	-	-	-	-	-	-	-	-	-
Alta Gracia Mine Total	-	-	-
Don David Gold Mine Total	1,117,000	1.26	143

Notes on Mineral Reserves:

1.	Mineral Resources estimated at December 31, 2024 are based on $2,200/oz for Gold, $28.00/oz for Silver, $4.52/pound for Copper, $1.00/pound for Lead and $1.22/pound for Zinc. The metal prices used are based on conservative estimates of the average median consensus prices for each of the three years starting 2025 through 2027 as provided by Bloomberg’s consensus commodity price forecast as at January 7, 2025. The 2027 consensus was used for the remaining life of mine.
2.	The Arista Mine NSR cut-off grades for Mineral Reserves are $120/tonne.
3.	Alta Gracia Mineral Reserves reported at December 31, 2022 have been downgraded to Mineral Resources for the December 31, 2023 and 2024 estimates.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Gold Resource Corporation

For comparison, as at December 31, 2023, DDGM’s estimates of Mineral Reserves are presented in the table below.

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2023 (1) (2) (3) (4)

								Recovery
Description	Tonnes	Gold g/t	Silver g/t	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade (2)	% Au	% Ag	% Cu	% Pb	% Zn
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	90,000	2.91	176	0.50	1.65	5.02	120	79.5	91.1	76.6	73.9	83.9
Probable Mineral Reserves	973,000	1.14	126	0.23	0.84	2.50	120	79.5	91.1	76.6	73.9	83.9
Arista Mine Total	1,063,000	1.29	131	0.26	0.91	2.71
Alta Gracia Mine (3)							AuEq/tonne
Proven Mineral Reserves	-	-	-	-	-	-	-	-	-
Probable Mineral Reserves	-	-	-	-	-	-	-	-	-
Alta Gracia Mine Total	-
Don David Gold Mine Total	1,063,000	1.29	131

Notes on Mineral Reserves:

1.	Mineral Reserves estimated at December 31, 2023 are based on $1,800/oz for Gold, $23.30/oz for Silver, $3.90/pound for Copper, $0.95/pound for Lead and $1.25/pound for Zinc. The metal prices used are based on the average median consensus prices for years 2024 through 2028 as provided by the Bank of Montreal in June 2023. The median price was based on the price estimates contributed by 38 participating financial institutions. These prices are also very similar to the three-year average.
2.	The Arista Mine NSR cut-off grades for Mineral Reserves are $120/tonne.
3.	Alta Gracia reserves reported December 31, 2022 have been downgraded to resources for the December 31, 2023 estimate.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Proven and probable Mineral Reserves increased from 1.06 million tonnes at December 31, 2023 to 1.12 million tonnes at December 31, 2024. This increase was primarily due to the reclassification of 0.43 million tonnes from Inferred Mineral Resources to proven and probable Mineral Reserves due to the successful results of the 2024 infill drilling program at the Three Sisters vein system and detailed engineering. There was no appreciable conversion of measured and indicated Mineral Resources to proven and probable Mineral Reserves in 2024. Mineral Reserves were depleted by 0.35 million tonnes from 2024 mining activities and by an additional 0.03 million tonnes resulting from engineering deductions at the Arista Mine.

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Reserves can be found in the DDGM Technical Report Summary incorporated by reference as Exhibit 96.2 to this Form 10-K.

Gold Resource Corporation

Don David Gold Mine

All of the properties that make up the Don David Gold Mine are located in Oaxaca, Mexico, in what is known as the San Jose structural corridor, which trends 70 degrees north-west. The Company’s properties comprise 551 continuous square kilometers of ground along a 55 kilometer structural corridor, encompassing three historic mining districts in Oaxaca. The map below shows the general location of the properties:

98° W
96° W
94° W
N
PUEBLA
Tezonapa
GRC Properties
Other Properties
MEXICO
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State
18° N
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huejuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
OAXACA
VERACRUZ
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Natividad
Oaxaca
Sarabia
GUERRERO
Cobre Grande
Alta Gracia
Rey
Margaritas
San Jose
Arista
El Barrio de la Soledad
CHIAPAS
Fuego
Chamizo
Juchitan de Zaragoza
Union Hidalgo
San Francisco Ixhuatan
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juquila
Salina Cruz
San Pedro Mixtepec
16° N
Gulf of Tehuatepec
Puerto Escondido
Chacapalapa
Tierra Blanca
Pacific Ocean
San Pedro Pochutla
Puerto Angel
0
50
100 Km

The Company was granted concessions from the Mexican federal government to explore and mine the properties in Mexico. Please see below Item 2. Properties—Mining Concessions and Regulations in Mexico below for additional information. The Company holds certain properties as the concession holder and lease other properties from third parties. The Company is required to pay concession fees to the Mexican government to maintain its interest in these concessions, and it pays concession fees for all the mineral properties, including those which are subject to the third-party lease.

Gold Resource Corporation

The table below details information related to the mining concessions that comprise the properties in Oaxaca, Mexico:

	Total Number of Concessions	Total Size	Acquisition Date Range	2024 Maintenance Fees Paid

		(in hectares)
Production Stage Properties:
Arista	18	24,372	2002 to 2016	$579,801
Alta Gracia	3	5,175	2008	123,332
Total Production Stage Properties:		29,547		$703,133
Exploration Stage Properties:
Rey	4	2,335	2002 to 2009	$55,643
Chamizo	2	19,758	2011 to 2013	470,852
Margaritas	1	925	2002	22,044
Fuego	1	2,554	2013	60,865
Total Exploration Stage Properties:		25,572		$609,404

Total:	29	55,119		$1,312,537

Production Stage Properties

Arista & Alta Gracia Mines

History: The Arista and Alta Gracia Mines are in the regional Tlacolula mining district within Oaxaca State, in southern Mexico. According to the Mexican Geological Survey, the Servicio Geologico Mexicano (“SGM”), mining activity was initiated in the early 1880s in the Tlacolula mining district, producing some 300,000 gold and silver ounces from an ore shoot in the La Leona mine. However, no separate amounts of production were reported for each metal. According to the SGM, in 1892, two smelters were built and operated (Magdalena Teitipac and O’Kelly) near the village of Tlacolula for processing ores from the Alta Gracia La Soledad, San Ignacio y Anexas, La Leona, La Victoria, and San Rafael silver mines. Subsequently, in 1911, Mr. Sken Sanders investigated the Totolapam mining region with a particular interest in the Margaritas mine. Most of these historical mines are within DDGM’s mining concessions.

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

In 2002, three initial concessions were leased from a third-party. Two of the concessions are part of the Arista Mine, while the third concession comprises the Margaritas property. In November 2023, the royalties related to the lease agreement were renegotiated, reducing the net smelter return royalty from 4% to 3% for production sold in the form of gold/silver doré, and from 5% to 3% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. The Company may terminate the lease at any time upon written notice to the lessor, and the lessor may terminate it if the Company fails to fulfill any of its obligations, which primarily consist of paying the appropriate royalty to the lessor.

In August 2003, initial drilling and exploration programs commenced at the Arista Mine. By the end of 2024, the Company had drilled a total of 1,881 core holes (both surface and underground) totaling 495,032 meters and 166 reverse circulation holes totaling 14,367 meters, for a grand total of 2,047 holes totaling 509,399 meters.

Gold Resource Corporation

DDGM Ore Terminal

In 2010, additional concessions were acquired from a third-party at no additional cost, which are subject to a 2% royalty. The Company filed for and received additional concessions from the Mexican government which are also not part of the concessions leased or acquired from the third-party. Two concessions are considered within the Arista Mine.

Location and Access: The Arista Mine is located in the Sierra Madre del Sur Mountains of southern Mexico in the central part of the State of Oaxaca. The property is located along a major paved highway approximately 120 kilometers southeast of Oaxaca City, the state’s capital city. The property is approximately four kilometers northwest from the village of San Jose de Gracia. The Company has constructed gravel and paved roads from the village to the mine and processing facility, which provide adequate access to the property.

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

Historically, the Company has produced ore from two locations on the Arista Mine, the open pit mine and the underground mine. The open pit mineralization was considered low sulfidation epithermal-type consisting primarily of gold with some silver and no base metals. In 2011, mining activities were completed in the open pit, and it is now being backfilled and reclaimed by filtered dry stack tailings deposition. The Arista underground mine mineralization is considered intermediate epithermal-type consisting of gold, silver, copper, lead, and zinc. The host rock in the Arista vein system is primarily andesite.

Facilities: The processing facility and other infrastructure at the Arista Mine was constructed for approximately $35.0 million in 2009, and the processing facility was expanded in 2012 and 2013 for an additional $23.0 million. The flotation mill expansion, completed at the end of 2013, increased the number of flotation cells, added a second ball mill to allow for additional processing capacity, and added a Knelson gravity concentrator. In 2014, a doré processing facility was completed. In 2019, an increase in pumping capacity to the cyclones in the plant resulted in plant capacity increasing to nominal 2,000 tonnes per day. The DDGM processing facility is flexible in its ability to process several types of mineralization. It has a differential flotation section capable of processing polymetallic ore and producing up to three separate concentrate products. The facility also has an agitated leach circuit capable of producing gold and silver doré.

The Company obtained water rights from the Mexican government for an amount of water that it believes is sufficient to meet its operating requirements and pump it approximately five kilometers to the site from a permitted well located near the Totolapam River.

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

Exploration Activities: In 2024, an underground diamond drilling campaign at the Arista Mine was successfully executed, completing 87 diamond drill holes totaling 12,761 meters. This program included 63 underground ore-control drill holes, totaling 4,974 meters, focused on upgrading Mineral Resources to Mineral Reserves in multiple veins within the Arista and Switchback vein systems. Additionally, 22 underground infill drill holes, totaling 7,348 meters, were completed to upgrade previously defined inferred Mineral Resources to measured and indicated Mineral Resources. This effort delineated and better defined multiple sub-parallel veins within the Three Sisters and North Arista vein systems. Drilling upgraded several high-grade zones up- and down-dip, as well as along strike from existing workings, both within and peripheral to existing Mineral Resources.

Underground expansion drilling activities at the Arista Mine during 2024 included the completion of one additional drill hole totaling 324 meters. This expansion drilling aimed to test the up-dip extent of the Sadie 2 vein within the Three Sisters vein system, successfully identifying additional inferred Mineral Resources an additional 80 meters vertically above previously defined limits. Additionally, although classified as infill, two of the drill holes confirmed the up-dip mineralized extensions of the Sandy 1 and Sandy 2 veins, approximately 40 meters up-dip and to the north-west of previous drilling. These newly identified mineralized up-dip extensions of the Three Sisters vein system remain open. Additionally, one geo-technical hole was drilled totaling 115 meters, in support of the construction of a ventilation raise. On August 1, 2024, infill and expansion drilling was suspended to conserve cash; however, diamond drilling for ore-control purposes at the Arista Mine continued uninterrupted throughout the year.

Both the Arista and Switchback vein systems extend over 1.5 kilometers in strike length and remain open along strike, as well as up- and down-dip. The Three Sisters vein system, currently comprising 10 veins, including the recently discovered Gloria vein, is located at the northern limit of the Arista Mine underground workings, between the Switchback and Arista vein systems. The Three Sisters vein system currently has a defined strike length of over 750 meters, and remains open along strike, as well as up- and down-dip. Infill and expansion drilling in 2025 will continue to focus on expanding resources in the Three Sisters vein system as well as in the Splay 31 vein in the northern extension of the Arista vein system.

Surface exploration activity during 2024 focused on evaluating and prioritizing advanced-stage projects within the 551 km2 land package controlled by DDGM surrounding the Arista Mine. This included re-processing historical geologic information consisting of mapping, sampling, and geophysics and drill data from various projects such as Rey, Alta Gracia, Margaritas, Chamizo, and Jabali. Additionally, prospects near the Arista Mine were re-evaluated for their near-term potential, aiming to define additional near-mine drill targets. The Company’s continued investment in exploration efforts demonstrates its commitment to long-term investment in Oaxaca, Mexico.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning mining operations at the Alta Gracia project.

Alta Gracia Mine

Background: In 2008, the Company was granted claims adjacent to the Margaritas property in the Alta Gracia Mining District by filing three mining concessions known as the David Fracción I, the David Fracción II, and La Herradura, totaling 5,175 hectares.

As of December 31, 2016, proven and probable Mineral Reserves had been established for the Mirador vein at the Alta Gracia Mine. In July 2017, mine development reached the economic ore zone of the Mirador vein, and mining began.

Gold Resource Corporation

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

Alta Gracia Project
N
Mirador Portal
Independencia Portal
To Oaxaca
To Arista Mine
San Pedro Totolapan
San Juan Guegoyache
OAXACA
Alta Gracia
MEXICO
0 0.375 0.75 1.5
Km
0 0.25 0.5 1
Miles
Legend
Towns
Mines
Electricity Line
Roads
Side Roads
Mine Access
Highway 190
786000
788000
790000
792000
794000
796000
798000
1850000
1848000
1846000
1844000

Geology and Mineralization: The sedimentary and volcanic units mapped at Alta Gracia are similar to those observed at the Arista Mine. The district is dominated by tertiary-age rhyolite flows and tuffs, which are underlain by andesite flows and tuffs. Granodiorite and felsic intrusives are observed to crop out to the north and east of the Mirador vein. Known vein occurrences at Alta Gracia are mainly hosted in andesite and rhyolite. The veins at Alta Gracia are considered low sulfidation epithermal mineralization with economic values only for gold and silver.

Facilities: During 2016, the Company received the operating permit to commence production from the Mirador vein at Alta Gracia. In 2017, two mine portals were developed to provide access to the Mirador vein. Mine site offices and a mobile equipment maintenance shop were established. Additionally, a diesel power generation plant, a compressed air system, and a mine water pumping station were developed and put into service. In 2018, old workings were improved to create a second access to the vein system called Independencia. The portal for this access is located approximately 500 meters southwest of the Mirador portal. Development was established to access the mineralization, delineated by drill campaigns completed during 2018 and 2019 on the Independencia vein.

Ore from the Alta Gracia Mine, primarily silver ore, was transported by contracted haul trucks to and processed at the agitated leach plant at the DDGM processing facility, with the final product being doré.

Exploration Activities: In 2024, surface exploration activity over the Alta Gracia property focused on reviewing and interpreting results from previous surface mapping and soil geochemical sampling campaigns. These recent campaigns were conducted in the Aguacatillo prospect, located to the south-west, west, and north-west of the Independencia and

Gold Resource Corporation

Mirador vein systems, as well as in the La Fundación prospect area, situated immediately south-southeast of the Independencia and Mirador vein systems. Both programs successfully identified several gold- and silver-in-soil anomalous zones. These findings will guide follow-up detailed mapping and additional geochemical sampling to pinpoint potential near-mine targets for future surface drilling.

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession, which is approximately 925 hectares, located within the 55-kilometer San Jose structural corridor and adjacent to the Arista Mine.

In 2024, the Company continued to review results from previous surface drilling, surveying, detailed geological mapping, and rock chip channel sampling for the Margaritas property. The Company completed the work required to maintain the claims during 2024, with work focused on analysis of spectral and geophysical information to identify new targets of interest. The Company expects to target a similar amount of work in 2025, along with identifying opportunities to strengthen its relationship in the local communities.

Chamizo Property

In June 2011, the Company acquired the Chamizo exploration concession from the Mexican government, covering approximately 17,898 hectares. In March 2013, the Company acquired the San Pedro Fraccion 2 concession from Almaden Minerals, Ltd. (“Almaden”), consisting of approximately 1,860 hectares including the Cerro Colorado (also known as Jabali) prospect. The Cerro Colorado (Jabali) prospect is surrounded by the Chamizo concession, and the Company includes it as part of the Chamizo property. The Chamizo Property is adjacent to the Alta Gracia property. Any future production from the San Pedro Fraccion 2 concession is subject to a 2% net smelter return royalty in favor of Almaden.

In 2022, surface mapping and geochemical sampling commenced in the Jabali prospect area within the San Pedro Fraccion 2 concession. Results of this work were reviewed and analyzed in 2023 to plan further detailed follow-up geologic mapping and target evaluation. Different targets within the Chamizo property as a whole will continue to be evaluated in 2025, while also focusing on identifying opportunities to strengthen relationships in the local communities to facilitate future work.

Fuego Property

In March 2013, the Company acquired the San Pedro Fraccion 1 concession from Almaden, consisting of approximately 2,554 hectares including the Fuego property. Any future production from this concession is subject to a 2% net smelter return royalty in favor of Almaden. The Fuego property, located south of the Alta Gracia and Chamizo properties, was included in the property-wide airborne geophysical survey conducted in 2013. Geologic mapping and surface sampling have been conducted on the Fuego property, meeting the necessary work requirements to maintain the concession. While the Company does not anticipate significant exploration activities at Fuego in 2025, it plans to perform the required work to maintain the concession.

Rey Property

The Rey property consists of concessions on the far north-west end of the 55-kilometer San Jose structural corridor in the State of Oaxaca known as El Rey, El Virrey, La Reyna, and El Marquez, totaling approximately 2,335 hectares. The Company acquired the El Virrey concession from a third-party, which is subject to a 2% net smelter return royalty. The Company obtained the remaining concessions by staking claims and filing for concessions with the Mexican government.

The Rey property is located approximately 64 kilometers by road from the Arista Mine. Currently, there is no plant or equipment on the Rey property. If exploration proves successful, any ore extraction will likely require an underground

Gold Resource Corporation

mine, with the ore to be trucked to the DDGM facility for processing. To date, the Company has drilled 48 core holes, totaling 5,273 meters, at the Rey property. In early 2012, the Company completed a small amount of work to finish refurbishing and extending an existing shaft on the property to facilitate underground exploratory drilling. However, work ceased later that year following a request to obtain additional approvals from local community agencies.

In 2025, the Company plans to continue working with local agencies to understand and address any concerns of the community, but otherwise the Company has no assurance that exploration activities will resume in the near term. Once community support is secured, the Company plans to conduct follow-up drilling and exploration based on the 2007 and 2008 drilling results. Meanwhile, the Company will complete the necessary work to maintain the claims in good standing.

Mining Concessions and Regulations in Mexico

Mineral rights in Mexico belong to the Mexican federal government and are administered pursuant to Article 27 of the Mexican Constitution. All of the mining concessions are exploitation concessions, which may be granted or transferred to Mexican citizens and corporations. The Company’s leases or concessions are held by the Mexican subsidiary DDGM. Exploitation concessions have a term of 50 years and can be renewed for another 50 years. Concessions grant the Company the right to explore and exploit all minerals found in the ground. Maintenance of concessions requires the semi-annual payment of mining duties (due in January and July) and the performance of assessment work, on a calendar year basis, with assessment work reports required to be filed in the month of May for the preceding calendar year. The amount of mining duties and annual assessments are set by regulation, may increase over the life of the concession, and include periodic adjustments for inflation. Failure to pay the mining duties can lead to the cancelation of the relevant concession.

Mexican mining law does not require payment of finder’s fees to the government, except for a discovery premium in connection with national Mineral Reserves, concessions and claims, or allotments contracted directly from the Mexican Geological Survey. None of the claims held by DDGM are under such a discovery premium regime.

Ejido Lands and Surface Right Acquisitions in Mexico

Surface lands within DDGM are Ejido lands (agrarian cooperative lands granted by the federal government to groups of Campesinos pursuant to Article 27 of the Mexican Constitution of 1917). Prior to January 1, 1994, Ejidos could not transfer Ejido lands into private ownership. Amendments to Article 27 of the Mexican Constitution in 1994 now allow individual property ownership within Ejidos and allow Ejidos to enter into commercial ventures with individuals or entities, including foreign corporations. The Company has an agreement with the local San Pedro Totolapam Ejido, allowing exploration and exploitation of mineralization at the Arista Mine and some of the surrounding properties.

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

The Company has established surface rights agreements with the San Pedro Totolapam Ejido and the individuals impacted by the proposed operations which allow disturbance of the surface where necessary for the exploration activities and mining operations.

Office Facilities

The Company constructed an administrative office building adjacent to the DDGM processing facility and a mine office adjacent to the Arista Mine portal. The Company also leases approximately 3,000 square feet of office space in Oaxaca City, Oaxaca. The lease commenced in 2012 and was renewed in December 2024 through the end of 2027.

Gold Resource Corporation

Back Forty Project

The Back Forty Project is an advanced Exploration Stage Property located in Menominee County, Michigan, USA in the mineral rich Penokean Volcanic Belt. The property is made up of approximately 1,304 hectares (3,222 acres) of private and public (State of Michigan) mineral lands. The Back Forty Project is centered at latitude 46 degrees 27 North and longitude 87 degrees 51 West. Because of the exploratory nature of the property, the Company does not currently consider the Back Forty Project to be independently material to the Company.

N
Location of Back Forty Project Offices and Facilities
Nadeau
Gourley
Carney
Nathan
Banat
MENOMINEE
Swanson
Daggett
Stephenson
Cedar River
Koss
Ingalls
Wallace
McAllister
Walsh
Menominee
Marinette
Field Office and Project Site
Main Offices
Core Warehouse
Wisconsin
Green Bay
Milwaukee
Chicago
Toronto
Detroit
Cleveland
Duluth
Eau Claire
Madison
Hamilton
Buffalo

Background: On December 10, 2021, the Company successfully completed the acquisition of all the issued and outstanding common shares of Aquila. Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project has a polymetallic (gold, silver, copper, lead, and zinc) Volcanogenic Massive Sulfide deposit. The Back Forty Project controls surface and mineral rights through ownership, leases with the State of Michigan, and royalties with private parties.

Optimization work related to the metallurgy and the economic model for the Back Forty Project was completed, and the Company released the Back Forty Project Technical Report Summary in October 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Board continues to evaluate options that could lead to the development of the Back Forty Project. Please see Item 2. Properties for additional information.

Permitting: The State of Michigan governs and regulates the permitting process as it relates to the Back Forty Project.

Community: Tribal engagement has been very important to the Back Forty Project, especially considering the cultural resources near the site. Outreach to local Tribes, including the Menominee Indian Tribe of Wisconsin, began as

Gold Resource Corporation

early as June of 2010. Aquila conducted extensive archeological studies throughout the affected and unaffected areas. As agreed with the authorities, Aquila identified areas for permanent protection and established appropriate buffers.

Office Facilities: In Michigan, the Company owns and operates an administrative office building in Stephenson, MI and another field office close to the location of the potential future mine facilities.

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

Market Information

The Company’s common stock trades on the NYSE American under the symbol “GORO”.

On April 4, 2025, there were 120,442,686 shares of Gold Resource Corporation, which were held by approximately 200 holders of record.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for the common stock. The principal office of Computershare is located at 6200 S. Quebec St., Greenwood Village, CO 80111, and its telephone number is (303) 262-0600. Correspondence should be mailed to P.O. Box 43078, Providence, RI 02940-3078 or couriered to 150 Royall St., Suite 101, Canton, MA 0202.

Dividend Policy

Approximately $123.0 million in dividends have been returned to shareholders since commercial production began at DDGM in July 2010. As of February 13, 2023, to conserve cash for future development and exploration, thus maximizing shareholder value, the Company suspended the quarterly dividend payments until such time that it may become practicable to reinstate them.

ITEM 6.

RESERVED.

Gold Resource Corporation

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. The Company cautions you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. See “Forward-Looking Statements” above. The Company’s actual future results or actions may differ materially from these forward-looking statements for many reasons, including but not limited to the risks described in “Item 1A. Risk Factors” and elsewhere in this annual report and other reports filed by the Company with the SEC. This discussion and analysis of the financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that the actual future results may be materially different from what the Company currently expects.

Introduction

The Company is a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. DDGM holds six properties and includes mineral production primarily from the Arista underground mine. The Company produces gold and silver doré and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead, and zinc.

The following discussion summarizes the results of operations for the two fiscal years ended December 31, 2024 and 2023 and the financial condition as of December 31, 2024 and 2023, with a particular emphasis on the year ended December 31, 2024.

The discussion also presents certain non-GAAP financial measures that are important to management in its evaluation of the operating results and which are used by management to compare the performance with what the Company perceives to be peer group mining companies and is relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating the Company’s performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

In the financial statements, the Company reports the sale of all precious and base metals as revenue, and it periodically reviews revenue streams to ensure that this treatment remains appropriate. The Company considers precious metals to be the long-term primary driver of its economic decisions and believes that base metals are secondary products for non-GAAP financial measures.

Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold, converted to gold equivalent ounces using the gold to silver average realized price ratio for the period.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Production Statistics

Mine activities during 2024 included development and ore extraction from the Arista Mine. The following table summarizes certain production statistics about the Don David Gold Mine for the periods indicated:

	For the year ended December 31,
	2024	2023
Arista Mine
Milled
Tonnes Milled	356,633	458,111
Grade
Average Gold Grade (g/t)	1.13	1.73
Average Silver Grade (g/t)	92	85
Average Copper Grade (%)	0.26	0.36
Average Lead Grade (%)	1.10	1.52
Average Zinc Grade (%)	2.70	3.45
Recoveries
Average Gold Recovery (%)	76.6	79.6
Average Silver Recovery (%)	87.5	91.6
Average Copper Recovery (%)	68.5	77.5
Average Lead Recovery (%)	68.4	73.0
Average Zinc Recovery (%)	81.1	85.4
Combined
Tonnes Milled (1)	356,633	459,171
Tonnes Milled per Day (2)	1,277	1,436
Metal production
Gold (ozs.)	9,906	20,328
Silver (ozs.)	919,836	1,142,138
Copper (tonnes)	642	1,287
Lead (tonnes)	2,682	5,068
Zinc (tonnes)	7,805	13,513
Metal produced and sold
Gold (ozs.)	8,598	18,534
Silver (ozs.)	817,333	1,036,229
Copper (tonnes)	641	1,231
Lead (tonnes)	2,173	4,501
Zinc (tonnes)	6,286	10,954
Percentage payable metal (3)
Gold (%)	87	91
Silver (%)	89	91
Copper (%)	100	96
Lead (%)	81	89
Zinc (%)	81	81

(1)	During the first quarter of 2023, tonnes milled includes 1,060 purchased tonnes, related to a collaborative initiative with a local community to ensure the proper environmental treatment and storage of the material.
(2)	Based on actual days the mill operated during the period.
(3)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates it produces versus the portion of those metals actually paid for according to the terms of the sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Full-year 2024 compared to full-year 2023

Key drivers in the production and financial results for the year ended December 31, 2024, as compared to the same period in 2023, relate to the lower tonnes mined, lower metal grades, and lower recoveries. Although lower results were expected in accordance with the 2024 mine plan, additional factors included significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine, and mechanical issues experienced within the mill and wet ore handling difficulties due to the unusually high rain fall this year.

Grades & Recoveries

During the year ended December 31, 2024, the Company processed ore with an average gold grade of 1.13 g/t, as compared to 1.73 g/t for the same period in 2023. Full-year average gold grade was approximately 35% lower than the prior year, due to approaching the extremities of the ore body and lower definition drilling. The average silver grade for the year ending 2024 increased 8% to 92 g/t. While silver grade increased, recovery was lower by 4%, compared to prior year, because of the unplanned mineralogy of the mineral, with higher silica-limestone contents. Recovery for gold declined 4% in 2024 due to lower grades. As shown in the DDGM Technical Report Summary, gold and silver grades are expected to decline over time, in line with the life of mine average shown in the Mineral Resources and Mineral Reserves tables. As grades decline, recoveries are expected to decline as well; however, there are other factors that may influence this general assumption.

The base metal average grades for the year ended December 31, 2024 were 0.26% for copper, 1.10% for lead, and 2.70% for zinc, compared to 0.36% for copper, 1.52% for lead, and 3.45% for zinc in 2023. Copper, lead and zinc grades for the year ended December 31, 2024 declined by 28%, 28% and 22%, respectively. Recoveries also decreased for all base metals due to the lower grades. As shown in the DDGM Technical Report, future recoveries and grades are expected to be in line with the life of mine average shown in the Mineral Resources and Mineral Reserves tables.

Production

For the year ended December 31, 2024, the Oaxaca operations processed 356,633 tonnes of ore, at an average rate of 1,277 daily tonnes, a decrease of 22% in material processed and a decrease of 11% in tonnes milled per day from prior year. 9,906 gold ounces and 919,836 silver ounces were produced, reflecting a decrease of 51% and 19%, respectively, from the same period in 2023. The production decrease for gold is directly related to the decrease in gold grade and recovery in 2024 as compared to the same periods in 2023. The production decrease for silver is also affected by the unplanned mineralogy of the mineral, with higher silica-limestone contents. Production for copper, lead, and zinc decreased by 50%, 47%, and 42%, respectively, for the year ended December 31, 2024, compared the same period in 2023. Production decreases are mostly related to the decrease in the remaining available mining areas in 2024 compared to the same periods in 2023.

Metals produced and sold is less than the amount of metals produced because a portion of the metals present in the materials shipped is withheld by the purchaser of concentrates under the terms of the Company’s sales contracts. The percentage payable metal—the amount of metal sold as a percent of the metal produced—were lower for all metals except copper for the year ended December 31, 2024, compared to same period in 2023, due to the minerology of the material mined.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the year ended December 31,
	2024	2023
Net sales (in thousands)
Gold	$19,774	$35,944
Silver	23,146	24,205
Copper	5,827	10,472
Lead	4,402	9,540
Zinc	17,313	29,225
Less: Treatment and refining charges	(5,706)	(11,630)
Realized and unrealized gain (loss) - embedded derivative, net	970	(28)
Total sales, net	$65,726	$97,728
Metal produced and sold
Gold (ozs.)	8,598	18,534
Silver (ozs.)	817,333	1,036,229
Copper (tonnes)	641	1,231
Lead (tonnes)	2,173	4,501
Zinc (tonnes)	6,286	10,954
Average metal prices realized (1)
Gold ($ per oz.)	$2,354	$1,955
Silver ($ per oz.)	$28.75	$23.68
Copper ($ per tonne)	$9,223	$8,513
Lead ($ per tonne)	$2,034	$2,158
Zinc ($ per tonne)	$2,804	$2,621
Gold equivalent ounces sold
Gold Ounces	8,598	18,534
Gold Equivalent Ounces from Silver	9,982	12,551
Total AuEq oz	18,580	31,085

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from provisional invoices when they are settled. The average metal prices realized will therefore differ from the market average metal prices in most cases.

Full-year 2024 compared to full-year 2023

Metal Sold

During the year ended December 31, 2024, gold sales of 8,598 ounces, silver sales of 817,333 ounces, copper sales of 641 tonnes, lead sales of 2,173 tonnes, and zinc sales of 6,286 tonnes decreased by 54%, 21%, 48%, 52%, and 43%, respectively, as compared to the same period in 2023. Decreases were expected due to mine sequencing, but the lower amount of metals produced and available for sale were due to significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine, and mechanical issues experienced within the mill and wet ore handling difficulties due to the unusually high rainfall during the wet season.

Average metal prices realized

During the year ended December 31, 2024, the average metal prices were $2,354 per ounce for gold, $28.75 per ounce for silver, $9,223 per tonne for copper, $2,034 per tonne for lead, and $2,804 per tonne for zinc. Compared to the same period in 2023, the average metal price for gold, silver, copper, and zinc increased by 20%, 21%, 8%, and 7% respectively, due to strong demand for these metals in the international markets. The average metal price for lead decreased by 6%.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the year ended December 31,
	2024	2023
		Restated
	(in thousands)
Doré and concentrate sales	$70,462	$109,386
Less: Treatment and refining charges	(5,706)	(11,630)
Realized/unrealized derivatives, net	970	(28)
Sales, net	65,726	97,728
Total cost of sales	86,217	102,952
Mine gross loss	(20,491)	(5,224)
Other costs and expenses, including taxes	36,010	18,920
Net loss	$(56,501)	$(24,144)

Full-year 2024 compared to full-year 2023

Sales, net

DDGM net sales of $65.7 million for the year ended December 31, 2024 decreased by $32.0 million, or 33%, when compared to 2023. The decrease in 2024 sales is the result of lower tonnes processed and lower grades realized for gold and base metals, coupled with lower recoveries for all metals, partially offset by higher gold, silver, copper, and zinc prices.

Treatment charges

Treatment charges for the year ended December 31, 2024, were $5.7 million, or $627 per tonne of base metal produced and sold, as compared to $11.6 million, or $697 per tonne of base metal produced and sold for the same period in 2023. This 10% cost decrease in the per tonne of base metal produced and sold is due to both lower base metals produced and sold in 2024 as compared to 2023 and lower treatment charges per metal tonne. The lower treatment charge per metal tonne sold was due to a 28% decrease in contractual rate for copper treatment charges and because of a 32% decrease in zinc treatment charges which are based on spot and benchmark rates. These were partially offset by a 17% increase in contractual rate for lead treatment charges.

Total cost of sales

Total cost of sales of $86.2 million for the year ended December 31, 2024 decreased by $16.7 million, or 16%, compared to 2023. The primary driver is the $10.6 million, or 14%, decrease in production costs from $76.1 million in 2023 to $65.6 million in 2024, and a $8.0 million, or 31%, decrease in depreciation expense. The decrease in production costs is related to lower production in 2024.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mine gross loss

For the year ended December 31, 2024, mine gross loss and mine gross loss percent totaled $20.5 million and 31% respectively, as compared to a mine gross loss and mine gross loss percent of $5.2 million and 5% for the same period in 2023. This is an increase in mine gross loss and mine gross loss percent of $15.3 million and 26%, respectively, when compared to the same period in 2023.

The mine gross profit or loss maintains a limited correlation to tonnes of ore processed; however, multiple factors will impact the net sales and operating costs figures contained within the mine gross profit or loss in comparison to the tonnes of ore processed. For example, concerning net sales, attributes of the tonnes of ore processed (including ore grade and processing recoveries) along with metal commodity prices can result in lower or higher sales. Mine operating costs include variable costs that maintain a correlation to the tonnes both mined and processed (i.e., equipment usage, reagents, inventory consumables, royalties etc.) and further include fixed costs which maintain a lower correlation to the tonnes of ore processed (i.e. payroll, utilities, insurance, mining concessions, etc.).

The increase in the mine gross loss as shown in the table above between 2024 and 2023 is primarily explained by the impact of a 22% decrease in ore tonnes processed that results in lower net sales realized and partially offset by lower variable related mine operating costs. The lower net sales were further impacted by lower grades realized, including a 35% decrease in gold grade and base metal grade decreases for copper, lead, and zinc of 28%, 28%, and 22%, respectively. The decrease in mine operating costs as shown in the table above are due to lower variable related mining and processing costs as related to the lower volume of ore processed.

The Company expects grades to vary from period to period based on the annual mine plan. The gold grades are expected to trend downwards over time, toward the average grade of 1.26 g/t (exclusive of silver, copper, lead, and zinc contained grades), reflected in the Mineral Reserves estimate. However, as capital intensive mine development progresses and infill drilling occurs, opportunities to refine mining methods and eliminate dilution may have a favorable impact on future mined grades.

One component of gross profit or loss is the concentrate treatment charges, which are netted against concentrate sales. During 2024, the Company negotiated treatment charge agreements with buyers on both annual and spot terms. The 51% decrease in treatment charges, or 10% decrease in treatment and refining charges cost per tonne of base metal produced and sold in 2024 compared to 2023, was the result of lower metals production and therefore decreased revenue as compared to 2023 due to both reduced tonnes mined and processed, and lower grades realized on the tonnage.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net loss

For the year ended December 31, 2024, the Company recorded a net loss of $56.5 million, as compared to $24.1 million net loss during the same period in 2023. The change was attributable to the factors noted above.

Other Costs and Expenses, Including Taxes

	For the year ended December 31,
	2024	2023
		Restated
	(in thousands)
Other costs and expenses:
General and administrative expenses	$4,283	$6,583
Mexico exploration expenses	1,959	4,167
Michigan Back Forty Project expenses	378	1,642
Stock-based compensation	677	681
Other expense, net	19,452	11,729
Total other costs and expenses	26,749	24,802
Income tax provision (benefit)	9,261	(5,882)
Total other costs and expenses, including taxes	$36,010	$18,920

Full-year 2024 compared to full-year 2023

General and administrative expenses: For the year ended December 31, 2024, general and administrative expenses totaled $4.3 million compared to $6.6 million for the same period of 2023. The $2.3 million decrease in the year ended December 31, 2024, as compared to the same period in 2023, is due to the cost-saving measures the Company implemented for 2024, which aimed to reduce travel and business meals, as well as updating existing contracts to find cost reductions.

DDGM Exploration expenses: For the year ended December 31, 2024, the DDGM exploration expenses totaled $2.0 million as compared to $4.2 million for the year ended December 31, 2023. Costs were lower in 2024, due to the suspension of exploration drilling beginning August 1, 2024, in order to preserve cash.

Back Forty Project expenses: For the year ended December 31, 2024, the Back Forty Project expenses totaled $0.4 million, as compared to $1.6 million for the year ended December 31, 2023. Costs were lower in 2024, as the optimization work was completed in October 2023.

Stock-based compensation: For both the years ended December 31, 2024 and 2023, stock-based compensation expense totaled $0.7 million.

Other expense, net: For the year ended December 31, 2024, the Company recorded other expense, net, of $19.5 million compared to $11.7 million during the year ended December 31, 2023. The $7.8 million increase from 2023 was mainly due to $3.3 million in higher interest on the streaming liabilities, $1.8 million in higher net realized and unrealized currency gains and losses, and a $2.6 million unrealized loss on the Green Light Metals investment in 2024. Please see Item 8. Financial Statements—Note 19. Other Expense, Net for additional information.

Provision for income taxes. For the year ended December 31, 2024, income tax expense was $9.3 million, an increase of $15.2 million in expenses from a $5.9 million income tax benefit for the same period in 2023. This increase is primarily driven by the valuation allowance recorded during 2024 on the deferred tax assets of DDGM. Please see Item 8. Financial Statements—Note 7. Income Taxes for additional information.

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

The following table summarizes certain non-GAAP financial data of the Company for the periods indicated:

	For the year ended December 31,
	2024	2023

Other Non-GAAP Financial Measures:	(in thousands)
Total cash cost after co-product credits per AuEq oz sold (1)	$2,330	$1,250
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$3,200	$1,861
Total all-in cost after co-product credits per AuEq oz sold (1)	$3,325	$2,060
(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

Full-year 2024 compared to full-year 2023

Total cash cost after co-product credits per AuEq oz sold: For the year ended December 31, 2024, the total cash cost after co-product credits per AuEq oz sold was $2,330 compared to $1,250 for the same period in 2023. This 86% increase is due to the 11% higher total cash cost after co-product credits and the 40% decrease in total number of AuEq ounces sold. The higher total cash cost after co-product credits is the result of the 43% lower amount of co-product credits the Company received during the year ended December 31, 2024. Although production costs were lower for the year ended December 31, 2024 compared to the same period last year, the increased energy costs negatively impacted production costs and, therefore, the cost per tonne processed and the total cash cost after co-product credits per AuEq oz sold.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the year ended December 31, 2024, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $3,200 compared to $1,861 for the same period in 2023. The 72% increase is directly related to the higher cash costs per ounce discussed above, partially offset by lower sustaining capital expenditures, lower reclamation and remediation costs, and lower general and administrative expenses.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total all-in cost after co-product credits per AuEq oz sold: For the year ended December 31, 2024, the total all-in cost after co-product credits per AuEq oz sold was $3,325 compared to $2,060 for the same period in 2023. The 61% increase is due to the higher all-in sustaining costs discussed above, offset by lower Back Forty costs due to completion of the optimization work in October 2023.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.

2024 Capital and Exploration Investment Summary

	For the year ended December 31, 2024		2024 full year guidance
	2024	2023

Sustaining Investments:
Underground Development	$4,634	$4,386
Other Sustaining Capital	2,970	1,420
Infill Drilling	977	4,096
Surface and Underground Exploration Development & Other	65	1,139
Subtotal of Sustaining Investments:	8,646	11,041	$8.8 - 11.0 million
Growth Investments:
DDGM growth:
Surface Exploration / Other	1,921	2,240
Underground Exploration Drilling	38	1,927
Underground Exploration Development	-	357
Back Forty growth:
Back Forty Project Optimization & Permitting	378	1,642
Subtotal of Growth Investments:	2,337	6,166	$3.2 - 5.2 million
Total Capital and Exploration:	$10,983	$17,207	$12.0 - 16.2 million

The Company’s capital investment in Mexico totaled $8.6 million in 2024. The investment in Mexico is focused on favorably impacting the Company’s environmental, social, and governance programs while creating operational efficiencies and longevity. At the Back Forty Project, $1.6 million was spent in 2023 to wrap up the optimization work and to release the Back Forty Project Technical Report Summary, which is incorporated by reference as Exhibit 96.1 to this Form 10-K. In 2024, minimal work was done for the Back Forty Project.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

DDGM Ore Transportation

Underground and Exploration Development: Mine development during 2024 included ramps and accesses to different areas of the deposit, vertical shafts, and exploration development drifts. A total of 1,922 meters of underground development and exploration development, at a cost of $4.7 million, was completed during the year, including access to new exploration drill stations for both infill and expansion programs.

Back Forty Feasibility and Permitting: Work on optimizing the Back Forty Project was completed during the third quarter of 2023, and the Company released the Back Forty Project Technical Report Summary in October 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. In 2024, work completed focused on maintaining the project in good standing. The Board continues to evaluate options that could lead to the development of the Back Forty Project as a result of the more favorable metal prices for copper and gold and the capital market interest in such projects.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-GAAP Measures

Throughout this report, the Company has provided information prepared or calculated according to U.S. GAAP and has referenced some non-GAAP performance measures which the Company believes will assist with understanding the performance of the business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before co-product credits per ounce, total cash cost after co-product credits per ounce, and total all-in sustaining cost per ounce (“AISC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

For financial reporting purposes, the Company reports the sale of base metals as part of its revenue. Revenue generated from the sale of base metals in concentrates is considered a co-product of gold and silver production for the purpose of the total cash cost after co-product credits for the Don David Gold Mine. The Company periodically reviews its revenues to ensure that the reporting of primary products and co-products remains appropriate. Because the Company considers copper, lead, and zinc to be co-products of its precious metal production, the value of these metals continues to be applied as a reduction to total cash costs in the calculation of total cash cost after co-product credits per gold equivalent ounce sold. Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold, converted to gold equivalent ounces using the gold to silver average realized price ratio for the period. The Company believes the identification of copper, lead, and zinc as co-product credits is appropriate because of their lower individual economic value compared to gold and silver and due to the fact that gold and silver are the primary products the Company intends to produce.

Total cash cost, after co-product credits, is a measure developed by the Gold Institute in an effort to provide a uniform standard for comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

 Total cash cost before co-product credits includes all direct and indirect production costs related to the production of metals (including mining, milling, and other plant facility costs, royalties, and site general and administrative costs) less stock-based compensation allocated to production costs plus treatment and refining costs.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits, All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the years ended December 31, 2024 and 2023:

	Note	For the year ended December 31,
		2024	2023
			Restated

Total cost of sales (1)		$86,217	$102,952
Less: Depreciation and amortization (1)		(18,120)	(26,126)
Less: Reclamation and remediation (1)		(2,545)	(683)
Refining charges for Doré sales	5	6	52
Treatment and refining charges for Concentrate sales	5	5,700	11,578
Co-product credits:
Concentrate sales - Copper	5	(5,827)	(10,472)
Concentrate sales - Lead	5	(4,402)	(9,540)
Concentrate sales - Zinc	5	(17,313)	(29,225)
Realized gain for embedded derivatives - Copper	21	(83)	(6)
Realized gain for embedded derivatives - Lead	21	(18)	(174)
Realized (gain) loss for embedded derivatives - Zinc	21	(316)	511
Total cash cost after co-product credits		$43,299	$38,867
Gold equivalent (AuEq) ounces sold (oz)		18,580	31,085
Total cash cost after co-product credits per AuEq oz sold		$2,330	$1,250

Total cash cost after co-product credits from above		$43,299	$38,867
Sustaining Investments - Capital:
Underground Development (2)		4,634	4,386
Other Sustaining Capital (2)		2,970	1,420
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		977	4,096
Surface and Underground Exploration Development & Other (2)		65	1,139
Reclamation and remediation (1)		2,545	683
DDGM all-in sustaining cost after co-product credits		$54,490	$50,591
AuEq ounces sold (oz)		18,580	31,085
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$2,933	$1,628

DDGM all-in sustaining cost after co-product credits from above		$54,490	$50,591
Corporate Sustaining Expenses:
General and administrative expenses (1)		4,283	6,583
Stock-based compensation (1)		677	681
Consolidated all-in sustaining cost after co-product credits		$59,450	$57,855
AuEq ounces sold (oz)		18,580	31,085
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$3,200	$1,861

Consolidated all-in sustaining cost after co-product credits from above		$59,450	$57,855
Underground Exploration Development (2)		-	357
Growth Investments - Exploration:
Mexico exploration expenses (1)		1,959	4,167
Michigan Back Forty Project expenses (1)		378	1,642
Total all-in cost after co-product credits		$61,787	$64,021
AuEq ounces sold (oz)		18,580	31,085
Total all-in cost after co-product credits per AuEq oz sold		$3,325	$2,060

(1)	Refer to Item 8—Financial Statements: Consolidated Statements of Operations.
(2)	Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—2024 Capital and Exploration Investment Summary.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2023				2024
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Operating Data
Total tonnes milled	117,781	113,510	116,626	111,255	98,889	93,687	83,690	80,367
Average Grade	-
Gold (g/t)	2.33	1.59	1.52	1.44	1.89	1.27	0.54	0.64
Silver (g/t)	94	86	73	85	88	102	83	94
Copper (%)	0.37	0.37	0.32	0.39	0.37	0.26	0.19	0.20
Lead (%)	1.73	1.64	1.29	1.39	1.25	1.00	1.01	1.12
Zinc (%)	3.88	3.72	3.24	2.95	2.82	2.59	2.63	2.73
Metal production (before payable metal deductions)
Gold (ozs.)	7,171	4,637	4,443	4,077	4,757	2,947	944	1,258
Silver (ozs.)	322,676	289,816	247,159	282,487	251,707	263,023	194,525	210,581
Copper (tonnes)	336	334	276	341	280	181	93	88
Lead (tonnes)	1,559	1,389	1,048	1,072	812	616	576	678
Zinc (tonnes)	3,837	3,569	3,223	2,884	2,310	2,020	1,741	1,734
Metal produced and sold
Gold (ozs.)	6,508	4,287	3,982	3,757	3,557	2,724	1,357	960
Silver (ozs.)	294,815	274,257	208,905	258,252	216,535	234,560	181,434	184,804
Copper (tonnes)	332	327	245	327	264	197	98	82
Lead (tonnes)	1,417	1,317	947	820	667	491	467	548
Zinc (tonnes)	3,060	3,141	2,571	2,182	1,682	1,771	1,473	1,360
Average metal prices realized
Gold ($ per oz.)	$ 1,915	$ 2,010	$ 1,934	$ 1,985	$ 2,094	$ 2,465	$ 2,561	$ 2,706
Silver ($ per oz.)	$ 23.04	$ 24.93	$ 23.61	$ 23.14	$ 23.29	$ 30.49	$ 30.61	$ 31.11
Copper ($ per tonne)	$ 9,172	$ 8,397	$ 8,185	$ 8,205	$ 8,546	$ 10,428	$ 8,832	$ 8,969
Lead ($ per tonne)	$ 2,158	$ 2,153	$ 2,196	$ 2,122	$ 1,977	$ 2,235	$ 2,065	$ 1,897
Zinc ($ per tonne)	$ 3,195	$ 2,485	$ 2,195	$ 2,516	$ 2,483	$ 2,871	$ 2,854	$ 3,062
Gold equivalent ounces sold
Gold Ounces	6,508	4,287	3,982	3,757	3,557	2,724	1,357	960
Gold Equivalent Ounces from Silver	3,547	3,402	2,550	3,011	2,408	2,901	2,169	2,125
Total AuEq oz	10,055	7,689	6,532	6,768	5,965	5,625	3,526	3,085

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2024, working capital was $2.1 million, a decrease of $13.1 million from $15.2 million at December 31, 2023. The decrease in the Company’s working capital balance at December 31, 2024 is mainly attributable to the $4.6 million decrease in cash and cash equivalents, the $2.2 million lower accounts receivable, the $2.4 million lower inventory balance, and the $3.6 million higher accounts payable. The decrease of $4.6 million of cash and cash equivalents from December 31, 2023 is attributable to a cash outflow of $6.4 million for capital investments, and a cash outflow of $0.6 million from operating activities for 2024 that includes exploration investment of $2.0 million in DDGM, partially offset by $2.7 million in cash inflows from financing activities due to sales through the ATM Program, as reported in the Consolidated Statements of Cash Flows. The cash outflow from operating activities is partially the result of the relatively higher fixed costs related to lower production and the higher energy prices due to inflation. The working capital balance fluctuates as the Company uses cash to fund operations, financing, and investing activities, including exploration and mine development. Please see Item 8. Financial Statements—Note 15. Shareholders’ Equity in for additional information about the ATM.

The actual amount of cash receipts that the Company receives during the period from operations may vary significantly from the planned amounts due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with the proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, or (v) interruptions in mining at DDGM. The actual amount of cash expenditures that the Company incurs during the twelve-month period ending December 31, 2025 may vary significantly from the planned amounts and will depend on a number of factors, including, among other things: (i) unexpected challenges in operations, including exploration and development, (ii) increases in operating costs above those used in calculating the estimates shown above, (iii) possible strategic transactions, and (iv) continued inflationary pressure. Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, the Company may need to take certain actions to adjust spending over the next twelve months.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the Back Forty Project securing project financing and achieving commercial production. Project financing requirements will not be determined until the Company’s Board of Directors approve a decision to proceed on the Back Forty Project. The Board continues to evaluate options that could lead to the development of the Back Forty Project.

Cash and cash equivalents as of December 31, 2024 decreased to $1.6 million from $6.3 million as of December 31, 2023, a net decrease in cash of $4.6 million. The decrease is primarily due to the $6.4 million cash spent on investing activities for capital investments and the $0.6 million cash outflows from operations.

Net cash used in operating activities for the year ended December 31, 2024 was $0.6 million, compared to net cash used in operating activities of $5.2 million in 2023. The decrease in the net cash used in operating activities is mainly attributable to the lower mining royalty and income taxes paid and the increase in accounts payable in 2024.

Net cash used in investing activities for the year ended December 31, 2024 was $6.4 million compared to $12.5 million during the same period in 2023. The decrease in investing activities is mainly attributed to planned reduction in investing activities to preserve cash, and in addition, the lower Back Forty expenses in 2024, due to completion of the optimization work in October 2023.

Net cash provided in financing activities for the year ended December 31, 2024 was $2.7 million compared $0.1 million in 2023. The increase in cash inflows from financing activities is attributable to the increased ATM sales in 2024.

While current macro risk factors, such as economic uncertainties and supply chain interruptions have not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown.

Tonnes and grade, with respect to the Company’s mining operations at DDGM, declined during 2024 and were below forecasted, especially in the third quarter. There are several factors that caused these declines. The Company has

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

encountered significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine. Due to the continued challenges with equipment availability and the decreased cash due to prior production shortfalls, the Company has not been able to maintain its projected timeline for development of future production zones. As a result, the Company is currently mining only one face at a time in areas that are accessible. The current lack of other available production zones has placed additional pressure on the Company’s ability to achieve its production estimates, as any problems encountered at the current production zone cannot be offset by production elsewhere in the mine. In addition, the mill also experienced some mechanical issues and wet ore handling difficulties due to unusually high rain fall that resulted in lower throughput and a production shortfall. To minimize the mechanical issues and return the mine to a cash positive position, capital is necessary to replace some of the mining fleet and upgrade the mill.

The Company believes that the mine has significant potential to generate positive cash flow based on the information to date from the new areas of the Three Sisters vein system, as well as other areas that have been discovered near the existing mining zones. In order to develop access and better define these new areas, an investment must be made in the equipment and mine plan. Without the addition of these areas to the life-of-mine plan, the Company does not believe that the mine will generate sufficient free cash flow in the near term.

The Company’s inability to achieve its production estimates and lack of adequate liquidity has created substantial doubt about its ability to continue as a going concern. The Company previously announced that it would require approximately $7.0 million in working capital to obtain additional mining equipment and for mill upgrades. Management is currently looking to reduce the amount necessary for mining equipment purchases by using a contractor that will provide its own equipment. The Company also expects to require approximately $8.0 million in working capital over the next 12 months in order to fund the initial development to access the Three Sisters and Splay 31 systems, although not all of this capital will be required immediately. Due to the 2024 production challenges described above, the Company does not believe that the mine will generate sufficient cash flow to fund these improvements. The Company is evaluating various financing options in order to fund this development in the near term.

If the Company is unable to obtain this additional capital and successfully develop these new mining areas, the continued operation of the mine may not be possible beyond the first half of 2025. If continued operation of the mine is not possible, the Company may be compelled to place the mine on “care and maintenance” status, which would likely trigger significant severance and other costs which the Company may not be able to pay.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company has off-balance sheet arrangements related to equipment purchase obligations of $1.5 million.

Accounting Developments

For a discussion of recently adopted and recently issued accounting pronouncements, please see Item 8. Financial Statements —Note 3. New Accounting Pronouncements below.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, and contingencies at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. The following discussion pertains to accounting estimates management believes are most critical to the presentation of the Company’s financial position and results of operations that require management’s most difficult, subjective, or complex judgments.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future Metals Prices

Metals prices are key components in estimates that determine the valuation of some of the Company’s significant assets and liabilities, including properties, plant and equipment, deferred tax assets, and certain accounts receivable. Metals prices are also an important component in the estimation of reserves. As shown above in Item 1. – Business, metals prices have historically been volatile. Gold demand arises primarily from investment and consumer demand. Silver demand arises from investment demand, particularly in exchange-traded funds, industrial demand, and consumer demand. Investment demand for gold and silver can be influenced by several factors, including: the value of the U.S. dollar and other currencies, changing U.S. budget deficits, widening availability of exchange-traded funds, interest rate levels, the health of credit markets, and inflationary expectations. The investments in the construction industry, rising electrical and electronics production, and demand for industrial equipment are some of the major factors driving the demand for base metals and their prices.

Mineral Resources and Mineral Reserves

Critical estimates are inherent in the process of determining Mineral Resources and Mineral Reserves. The Mineral Resources and Mineral Reserves are affected largely by the assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, and production costs. Metals prices used in estimating Mineral Resources and Mineral Reserves approximate the average median consensus prices for each of the three years starting 2025 through 2027 as provided by Bloomberg’s consensus commodity price forecast as at January 7, 2025. The 2027 consensus was used for the remaining life of mine. The prices were subsequently compared to the actual 2025 closing spot price as at January 7, 2025 as per published exchanges (Comex for precious metals and London Metal Exchange (“LME”) for base metals) to ensure the prices used for the Mineral Resources and Mineral Reserves were still considered to be reasonably conservative estimates. The Company’s assessment of Mineral Resources and Mineral Reserves at producing locations occurs at least annually. Mineral Reserves are a key component in the valuation of property, equipment, mine development, and related depletion and depreciation rates.

Mineral Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Mineral Resources and Mineral Reserves are also key components in forecasts of estimated future cash flows, which the Company compares to current asset values in an effort to ensure that carrying values are reported appropriately, as well as assessment of the recoverability of deferred tax assets related to expectations of future taxable income. Mineral Resources and Mineral Reserves are a culmination of many estimates and are not guarantees that the Company will recover the indicated quantities of metals or that it will do so at a profitable level.

Revenue

Concentrate sales are initially recorded based on 100% of the provisional sales prices, net of treatment and refining charges, at the time of delivery to the customer, at which point the performance obligations are satisfied and control of the product is transferred to the customer. Adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metals until final settlement occurs. The changes in price between the provisional sales price and final sales price are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of the concentrates at the quoted metal prices at the time of delivery. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to final settlement. Market changes in the prices of metals between the delivery and final settlement dates will result in adjustments to revenues related to previously recorded sales of concentrate. Sales are recorded net of charges for treatment charges, refining costs, smelting losses, and other charges negotiated with the buyer. These charges are estimated upon delivery of concentrates based on contractual terms and adjusted to reflect actual charges at final settlement. Historically, actual charges have not varied materially from the Company’s initial estimates.

Doré sales are recognized upon the satisfaction of performance obligations, which occurs when price and quantity are agreed upon with the customer. Doré sales are recorded using quoted metal prices, net of refining charges.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. The Company’s estimates for Mineral Reserves is used in determining the UOP rates. The Company’s estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion, and amortization rates in future reporting periods. Productive lives of the assets range from 1 to 10 years, but do not exceed the useful life of the individual asset. Please see Item 8. Financial Statements —Note 1. Nature of Operations and Summary of Significant Accounting Policies for depreciation rates of major asset categories.

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Mine sequencing may result in mining material at a faster rate than can be processed. The Company generally processes the highest ore grade material first to maximize metal production; however, a blend of gold ore stockpiles may be processed to balance hardness and/or metallurgy in order to maximize throughput and recovery. Processing of lower grade stockpiled ore may continue after mining operations are completed. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the number of contained ounces (based on assay data), and the estimated metallurgical recovery rates. Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs, including applicable overhead, depreciation, and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed.

The Company records stockpiles at the lower of average cost or net realizable value, and carrying values are evaluated at least quarterly. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. The primary factors that influence the need to record write-downs of stockpiles include declines in short-term or long-term metals prices, increases in costs of production inputs such as labor, fuel and energy, materials and supplies, as well as realized ore grades and recovery rates.

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

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets to be held and used using a fair-value based approach when events and circumstances indicate that the related carrying amount of its assets may not be recoverable, such as changes in future metals prices, production levels, and costs. The economic environment and commodity prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group are less than its carrying value. In that event, a loss will be recorded in the Consolidated Statements of Operations based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated Mineral Resources and Mineral Reserves, commodity prices (considering current and historical prices, price trends, and related factors), production quantities, production costs, and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. It is possible that actual future cash flows

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs, and capital are each subject to significant risks and uncertainties.

Asset Retirement Obligation/Reclamation and Remediation Costs

The Company’s mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Accounting for reclamation and remediation obligations requires management to make estimates of the future costs that the Company will incur to complete the work required to comply with existing laws and regulations. Actual costs may differ from the amounts estimated. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Income Taxes

In preparing the consolidated financial statements, the Company estimates the actual amount of taxes currently payable or receivable, as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities generally have a direct impact on earnings in the period of the changes. Mining taxes represent federal and state taxes levied on mining operations. As the mining taxes are calculated as a percentage of mining profits, the Company classifies them as income taxes. Where applicable tax laws and regulations are either unclear or subject to varying interpretations, it is possible that changes in these estimates could occur that materially affect the amounts of deferred income tax assets and liabilities recorded in the consolidated financial statements.

Each period, the Company evaluates the likelihood of whether some portion or all of each deferred tax asset will be realized and provide a valuation allowance for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. When evaluating the valuation allowance, the Company considers historical and future expected levels of taxable income, the pattern and timing of reversals of taxable temporary timing differences that give rise to deferred tax liabilities, and tax planning initiatives. Levels of future taxable income are affected by, among other things, market gold and silver prices, production costs, quantities of Mineral Resources and Mineral Reserves, interest rates, federal and local legislation, and foreign currency exchange rates. If the Company determines that all or a portion of the deferred tax assets will not be realized, a valuation allowance is recorded with a charge to income tax expense. Conversely, if the Company determines that it will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense.

In addition, the calculation of income tax expense involves significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation in each of the jurisdictions in which the Company operates and makes estimates of the expected timing of the reversal of future tax assets and liabilities. The Company makes assumptions about future earnings, tax planning strategies, and the extent to which potential future tax benefits will be used. The Company is also subject to assessments by various taxation authorities, which may interpret tax legislation differently, which could affect the final amount or the timing of tax payments.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $16.1 million) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to use all legal avenues of protest, including filing a lawsuit with the Mexico court system if needed, to see that these adjustments are removed. Management believes the 2015 tax return was prepared correctly, and that as of December 31, 2024, the Company has no liability. Please also see Item 8. Financial Statements —Note 7. Income Taxes.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Price Risk

The results of the Company’s operations, cash flows, and financial condition largely depend upon the market prices of gold, silver, copper, lead, and zinc. Metal prices fluctuate widely and are affected by numerous factors beyond the Company’s control. The level of interest rates, the rate of inflation, government fiscal and monetary policy, the stability of exchange rates, and the world supply of and demand for gold, silver, and other metals, among other factors, can all cause significant fluctuations in commodity prices. Such external economic factors are, in turn, influenced by changes in international investment patterns, monetary systems, and political developments. The metal price markets have fluctuated widely in recent years, and future price declines could cause a mineral project to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition. Currently, the Company is not utilizing derivative contracts to protect the selling price for gold, silver, copper, lead, or zinc. The Company may, in the future, more actively manage its exposure through additional derivative contracts, although the Company has no intention of doing so in the near term.

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

As of December 31, 2024, the Company held approximately 0.8 million Mexican pesos (or $40,000) and approximately 300 Canadian dollars (“C$”) (or $200). The Company has not utilized market-risk sensitive instruments to manage its exposure to foreign currency exchange rates. However, the Company may, in the future, actively manage its exposure to foreign currency exchange rate risk.

Provisional Sales Contract Risk

The Company enters into concentrate sales contracts which, in general, provide for a provisional payment to it based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

of metals between the shipment and the final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment. Please see Item 8. Financial Statements—Note 16. Derivatives for additional information.

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

Shareholders and Board of Directors

Gold Resource Corporation

Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement to Correct 2023 Misstatements

As discussed in Note 2 to the consolidated financial statements, the 2023 financial statements have been restated to correct misstatements.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and lacks adequate liquidity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Gold and Silver Stream Agreements Liability

As described in Notes 1, 2 and 12 of the Company’s consolidated financial statements, the Company’s gold and silver stream agreements liability (“streaming liabilities”) were $74.4 million and $61.2 million as of December 31, 2024 and December 31, 2023, respectively. As discussed in the “Restatement to Correct 2023 Misstatements” section of our report, management identified that the streaming liabilities were incorrectly presented in the 2023 consolidated financial statements due to errors in the application of accounting principles generally accepted in the United States of America (“U.S. GAAP”). It was determined that the streaming liabilities should be accounted for under ASC 606, Revenue from Contracts with Customers, and that a significant financing component is present that should be accreted using the effective interest method. Periodic interest expense is based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments to the streaming agreements.

We identified the accounting for streaming liabilities as a critical audit matter due to the evaluation of whether the liabilities fell within the scope of ASC 470, Debt, or ASC 606, Revenue from Contracts with Customers. Specifically, the determination of the appropriate accounting treatment under U.S. GAAP required management to use significant judgment in evaluating the contracts and provisions within the contracts, and the determination of the fixed market rate of interest used to accrete the streaming liabilities is subjective. Auditing these elements involved especially complex auditor judgment due to the terms of the applicable agreements and the audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining all contracts related to the streaming liabilities to identify all terms impacting the accounting of these liabilities.
●	Utilizing personnel with expertise in relevant technical accounting guidance to assist in evaluating the appropriateness of the Company’s application of U.S. GAAP.
●	Utilizing personnel with specialized skills and knowledge in valuation to assist in evaluating the appropriateness of management’s determination of the fixed market rate of interest applied to the streaming liabilities.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

Property, Plant and Mine Development, net - Assessment of Whether Indicators of Impairment Exist

As described in Notes 1 and 9 of the Company’s consolidated financial statements, the Company’s property, plant and mine development, net, balance was $128.4 million as of December 31, 2024. The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable, such as changes in future metals prices and production levels and costs.

We identified the assessment of whether indicators of impairment exist for property, plant and mine development assets as a critical audit matter due to the significant judgment and assumptions used by management in this process. Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the future metals prices for silver, gold and copper by comparing management’s forecasts to published industry data.
●	Evaluating whether there were any significant changes in the extent or manner in which the assets are being utilized by assessing any significant decreases in production or changes in costs by considering the technical reports and production results compared to historical actual results.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2022.

Spokane, Washington

April 8, 2025

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

		As of	As of
		December 31,	December 31,
	Note	2024	2023
			Restated
ASSETS
Current assets:
Cash and cash equivalents		$1,628	$6,254
Accounts receivable, net		2,184	4,335
Inventories, net	6	6,940	9,294
Prepaid expenses and other current assets	8	5,828	6,612
Total current assets		16,580	26,495
Property, plant, and mine development, net	9	128,389	138,748
Deferred tax assets, net	7	-	13,267
Other non-current assets	10	905	5,464
Total assets		$145,874	$183,974
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$11,258	$7,614
Mining royalty taxes payable, net		195	1,199
Accrued expenses and other current liabilities	11	3,031	2,512
Total current liabilities		14,484	11,325
Reclamation and remediation liabilities	13	10,669	11,795
Gold and silver stream agreements liability	12	74,432	61,187
Deferred tax liabilities, net	7	14,041	14,319
Contingent consideration	14	3,389	3,404
Other non-current liabilities	11	1,576	1,516
Total liabilities		118,591	103,546

Commitments and contingencies	14

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
95,324,949 and 88,694,038 shares outstanding at December 31, 2024 and December 31, 2023, respectively		96	89
Additional paid-in capital		115,319	111,970
Accumulated deficit		(81,077)	(24,576)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		27,283	80,428
Total liabilities and shareholders’ equity		$145,874	$183,974

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2024 and 2023

(U.S. dollars in thousands, except share and per share amounts)

		For the year ended
		December 31,
	Note	2024	2023
			Restated

Sales, net	5	$65,726	$97,728
Cost of sales:
Production costs		65,552	76,143
Depreciation and amortization		18,120	26,126
Reclamation and remediation		2,545	683
Total cost of sales		86,217	102,952
Mine gross loss		(20,491)	(5,224)
Costs and expenses:
General and administrative expenses		4,283	6,583
Mexico exploration expenses		1,959	4,167
Michigan Back Forty Project expenses		378	1,642
Stock-based compensation	18	677	681
Other expense, net	19	19,452	11,729
Total costs and expenses		26,749	24,802
Loss before income taxes	7	(47,240)	(30,026)
Income tax provision (benefit)	7	9,261	(5,882)
Net loss		$(56,501)	$(24,144)
Net loss per common share:
Basic and diluted net loss per common share	20	$(0.61)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	20	91,949,110	88,514,243

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the years ended December 31, 2024 and 2023

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2022 - Restated	88,734,507	$89	$111,024	$(432)	$(5,884)	$(1,171)	$103,626
Stock-based compensation	-	-	879	-	-	-	879
Common stock issued for vested restricted stock units	130,238	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	195,872	-	85	-	-	-	85
Surrender of common stock for taxes due on vesting	(30,181)	-	(18)	-	-	-	(18)
Net loss	-	-	-	(24,144)	-	-	(24,144)
Balance, December 31, 2023 - Restated	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation	-	-	647	-	-	-	647
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	6,510,914	7	2,733	-	-	-	2,740
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(56,501)	-	-	(56,501)
Balance, December 31, 2024	95,661,347	$96	$115,319	$(81,077)	$(5,884)	$(1,171)	$27,283

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2024 and 2023

(U.S. dollars in thousands)

		For the year ended December 31,
	Note	2024	2023
			Restated
Cash flows from operating activities:
Net loss		$(56,501)	$(24,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)		9,131	(6,835)
Depreciation and amortization		19,877	26,126
Stock-based compensation		677	681
Interest on streaming liabilities		13,245	9,974
Other operating adjustments, net	22	6,245	591
Changes in operating assets and liabilities:
Accounts receivable		2,151	750
Inventories		1,822	2,611
Prepaid expenses and other current assets		(470)	1,568
Other non-current assets		42	(863)
Accounts payable and other accrued liabilities		3,815	(8,723)
Cash settled liability awards		(67)	-
Mining royalty and income taxes payable, net		(594)	(6,955)
Net cash used in operating activities		(627)	(5,219)

Cash flows from investing activities:
Capital expenditures		(7,621)	(12,487)
Proceeds from the sale of investment in Maritime		1,178	-
Net cash used in investing activities		(6,443)	(12,487)

Cash flows from financing activities:
Proceeds from ATM Program sales, net of issuance costs		2,740	85
Other financing activities		(33)	(23)
Net cash provided by financing activities		2,707	62
Effect of exchange rate changes on cash and cash equivalents		(263)	223

Net decrease in cash and cash equivalents		(4,626)	(17,421)
Cash and cash equivalents at beginning of period		6,254	23,675
Cash and cash equivalents at end of period		$1,628	$6,254

Supplemental Cash Flow Information
Income and mining taxes paid		$1,104	$7,751
Non-cash investing or financing activities:
Value of common shares issued for RSU redemption		$49	$79
Balance of capital expenditures in accounts payable		$495	$214
Balance of equipment financing		$744	$-
Change in estimate for asset retirement costs		$512	$(1,221)

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Gold Resource Corporation (the “Company”) was organized under the laws of the State of Colorado on August 24, 1998. The Company is a producer of metal concentrates that contain gold, silver, copper, lead, and zinc in Oaxaca, Mexico. The Company also has 100% interest in the Back Forty Project, an advanced Exploration Stage Property, located in Menominee County, Michigan, USA.

Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements included herein are expressed in United States dollars and conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of the Company, its Mexican subsidiary, Don David Gold Mexico S.A. de C.V., and Aquila Resources Inc (“Aquila”) and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company has two reporting segments, based on geographic regions. Oaxaca, Mexico represents the Company’s only operating segment with a production stage property. The Company’s other reporting segment is Michigan, U.S.A., with an advanced exploration stage property. The Company’s business activities that are not considered production stage or advanced exploration stage properties are included in Corporate and Other. Please see Item 8. Financial Statements—Note 23. Segment Reporting below for additional information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The more significant areas requiring the use of management estimates and assumptions relate to Mineral Resources and Mineral Reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation calculations; future ore grades, throughput, and recoveries; future metal prices; future capital and operating costs; environmental remediation, reclamation and closure obligations; the Back Forty Project Gold and Silver Stream Agreements with Osisko Bermuda Limited (“Osisko”); contingent consideration liabilities; permitting and other regulatory considerations; asset impairments; the valuation of the Company’s investments in equity securities; future foreign exchange rates, inflation rates, and applicable tax rates; and deferred tax asset valuation and allowances. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Gold Resource Corporation

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased. Cash held in Mexican pesos or Canadian dollars is converted to U.S. dollars at the closing exchange rate at year end.

Accounts Receivable, net

Accounts receivable consists of trade receivables, which are recorded net of allowance for credit losses from the sale of doré and metals concentrates, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Item 8. Financial Statements—Note 16. Derivatives and Item 8. Financial Statements—Note 21. Fair Value Measurement for additional information related to the embedded derivative. As of both December 31, 2024 and 2023, the allowance for credit losses was nil.

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

Gold Resource Corporation

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

Gold Resource Corporation

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, receivables from provisional concentrate sales, and accounts payable approximate fair value because of the short maturity of those instruments. The recorded amount for the equity investment in the common shares of Maritime Resources Corp. at the end of 2023 is based on the closing share price of MAE.V on TSX-V. These investments were sold in 2024.The Company elected the fair value measurement option as the measurement basis for the equity investment in the common shares of Green Light Metals.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under the fair value recognition and measurement provisions of U.S. GAAP. Those provisions require all stock-based payments, including grants of stock options, restricted stock units

Gold Resource Corporation

(“RSUs”), performance share units (“PSUs”), and deferred share units (“DSUs”) to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis in the Consolidated Statements of Operations over the period during which services are performed in exchange for the award. The majority of the awards are earned over a service period of three years. DSUs are earned immediately at grant and are expected to be paid out in cash in the future. PSUs and DSUs are considered liability instruments and marked-to-market each reporting period. The Company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, and estimates of forfeitures.

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

In 2014, the Company became a production stage company and therefore, started capitalizing asset retirement costs along with the asset retirement obligation. Please see Item 8. Financial Statements—Note 13. Reclamation and Remediation for additional information.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is presented in the Consolidated Statements of Changes in Shareholders’ Equity. Accumulated other comprehensive loss is composed of foreign currency translation adjustment effects related to the historical adjustment when the functional currency was the Mexican peso for the Mexico subsidiary. This loss will remain on the Consolidated Balance Sheets until the sale or dissolution of the Mexico subsidiary.

Income and Mining Royalty Taxes

Income and Mining Royalty Taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carryforwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets and liabilities are evaluated to determine if it is more likely than not that they will be realized. Deferred tax liabilities and deferred tax assets attributable to different tax-paying components of the entity or to different tax jurisdictions are not netted against each other. Please see Item 8. Financial Statements—Note 7. Income Taxes for additional information.

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

Gold Resource Corporation

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

Currently 100% of the Company’s total net sales from operations are coming from the Arista and Alta Gracia Mines at DDGM, the Company’s Oaxaca, Mexico business segment. Sales revenues from significant customers as a percentage of sales for the years ended December 31, 2024 and 2023 were the following:

	For the year ended
	December 31,
	2024	2023
Customer A	48%	48%
Customer B	9%	24%
Customer C	19%	25%
Customer D	24%	-%

The following table shows accounts receivable from significant customers as a percentage of total accounts receivable as of December 31, 2024 and 2023:

	As of	As of
	December 31,	December 31,
	2024	2023
Customer A	48%	46%
Customer B	-%	33%
Customer C	28%	21%
Customer D	24%	-%

Some of the Company’s operating cash balances are maintained in accounts that currently exceed federally insured limits. The Company believes that the financial strength of the depositing institutions mitigates the underlying risk of loss. To date, these concentrations of credit risk have not had a significant impact on the Company’s financial position or results of operations.

Streaming Liabilities

The Company presented the Back Forty Project gold and silver streaming liabilities initially at fair value and subsequently accreting it using a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The interest rate is the Company’s estimated incremental borrowing rate and considers company specific factors, such as the probability for obtaining necessary permits and the completion of the mine facilities. Interest expense is recorded to the Consolidated Statements of Operations in other expense, net, and the accretion in the gold and silver stream agreements liability recorded on the Consolidated Balance Sheets.

Gold Resource Corporation

2. Restatement of Consolidated Financial Statements

During the preparation of consolidated financial statements for the year ended December 31, 2024, management of the Company identified that liabilities related to the Company’s Back Forty Project with respect to the Gold and Silver Stream Agreements with Osisko (the “Osisko Stream Agreements”) were incorrectly presented in the Company’s financial statements due to errors in the application of U.S. GAAP. The error related to the calculation of interest accretion over the liabilities associated with the Osisko Stream Agreements (the “streaming liabilities”). It was determined that the streaming liabilities should be accounted for under financial accounting standards board’s accounting standards codification 606, Revenue from Contracts with Customers, and that a significant financing component is present that should be accreted using the effective interest method. The resulting errors understated the streaming liabilities and net loss for all the impacted periods noted below.

The correction to the Company’s consolidated statements of operations also impacts the Company’s consolidated balance sheets, consolidated statements of changes in shareholders’ equity, consolidated statements of cash flows, and certain notes to the consolidated financial statements (i) for the fiscal year ended December 31, 2023, as shown below; and (ii) for the interim periods ended September 30, 2024 and September 30, 2023, June 30, 2024 and June 30, 2023, and March 31, 2024 and March 31 2023, as shown in Item 8. Financial Statements—Note 24. Restatement of Unaudited Quarterly Financial Statements.

In the restated presentation, the Company also recorded previously uncorrected misstatements that were determined to be immaterial to the financial statements in prior periods.

Gold Resource Corporation

The following table presents the Company’s restatement impact for the December 31, 2023 consolidated balance sheet:

	CONSOLIDATED BALANCE SHEET
	AS OF DECEMBER 31, 2023
	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$6,254	$-	$6,254
Accounts receivable, net	4,335	-	4,335
Inventories, net	9,294	-	9,294
Prepaid expenses and other current assets	6,612	-	6,612
Total current assets	26,495	-	26,495
Property, plant, and mine development, net	138,626	122	138,748
Deferred tax assets, net	13,301	(34)	13,267
Other non-current assets	5,464	-	5,464
Total assets	$183,886	$88	$183,974
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,614	$-	$7,614
Mining royalty taxes payable, net	1,199	-	1,199
Accrued expenses and other current liabilities	2,512	-	2,512
Total current liabilities	11,325	-	11,325
Reclamation and remediation liabilities	11,795	-	11,795
Gold and silver stream agreements liability	44,932	16,255	61,187
Deferred tax liabilities, net	14,077	242	14,319
Contingent consideration	3,548	(144)	3,404
Other non-current liabilities	1,516	-	1,516
Total liabilities	87,193	16,353	103,546
Shareholders' equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,694,038 shares outstanding at December 31, 2023	89	-	89
Additional paid-in capital	111,970	-	111,970
Accumulated deficit	(8,311)	(16,265)	(24,576)
Treasury stock at cost, 336,398 shares	(5,884)	-	(5,884)
Accumulated other comprehensive loss	(1,171)	-	(1,171)
Total shareholders' equity	96,693	(16,265)	80,428
Total liabilities and shareholders' equity	$183,886	$88	$183,974

Gold Resource Corporation

The following table presents the Company’s restatement impact for the year ended December 31, 2023 consolidated statement of operations:

	CONSOLIDATED STATEMENT OF OPERATIONS
	For the year ended December 31, 2023
	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
Sales, net	$97,728	$-	$97,728
Cost of sales:
Production costs	76,143	-	76,143
Depreciation and amortization	26,126	-	26,126
Reclamation and remediation	774	(91)	683
Total cost of sales	103,043	(91)	102,952
Mine gross loss	(5,315)	91	(5,224)
Costs and expenses:
General and administrative expenses	6,583	-	6,583
Mexico exploration expenses	4,167	-	4,167
Michigan Back Forty Project expenses	1,642	-	1,642
Stock-based compensation	681	-	681
Other expense, net	3,364	8,365	11,729
Total costs and expenses	16,437	8,365	24,802
Loss before income taxes	(21,752)	(8,274)	(30,026)
Income tax benefit	(5,735)	(147)	(5,882)
Net loss	$(16,017)	$(8,127)	$(24,144)
Net loss per common share:
Basic and diluted net loss per common share	$(0.18)	$(0.09)	$(0.27)

Weighted average shares outstanding:
Basic and diluted	88,514,243	-	88,514,243

Gold Resource Corporation

The following table presents the Company’s restatement impact for the year ended December 31, 2023 consolidated statement of changes in shareholders’ equity:

	CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the year ended December 31, 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	879	-	-	-	879
Common stock issued for vested restricted stock units	130,238	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	195,872	-	85	-	-	-	85
Surrender of common stock for taxes due on vesting	(30,181)	-	(18)	-	-	-	(18)
Net loss	-	-	-	(16,017)	-	-	(16,017)
Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693

Restatement Impacts
Balance, December 31, 2022	-	$-	$-	$(8,138)	$-	$-	$(8,138)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(8,127)	-	-	(8,127)
Balance, December 31, 2023	-	$-	$-	$(16,265)	$-	$-	$(16,265)

Restated
Balance, December 31, 2022	88,734,507	$89	$111,024	$(432)	$(5,884)	$(1,171)	$103,626
Stock-based compensation	-	-	879	-	-	-	879
Common stock issued for vested restricted stock units	130,238	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	195,872	-	85	-	-	-	85
Surrender of common stock for taxes due on vesting	(30,181)	-	(18)	-	-	-	(18)
Net loss	-	-	-	(24,144)	-	-	(24,144)
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428

Gold Resource Corporation

The following table presents the Company’s restatement impact for the year ended December 31, 2023 consolidated statement of cash flows:

	CONSOLIDATED STATEMENT OF CASH FLOWS
	For the year ended December 31, 2023
	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands)
Cash flows from operating activities:
Net loss	$(16,017)	$(8,127)	$(24,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(6,638)	(197)	(6,835)
Depreciation and amortization	26,217	(91)	26,126
Stock-based compensation	681	-	681
Interest on streaming liabilities	-	9,974	9,974
Other operating adjustments	591	-	591
Changes in operating assets and liabilities:
Accounts receivable	750	-	750
Inventories	2,611	-	2,611
Prepaid expenses and other current assets	1,568	-	1,568
Other non-current assets	(863)	-	(863)
Accounts payable and other accrued liabilities	(7,113)	(1,610)	(8,723)
Mining royalty and income taxes payable, net	(7,006)	51	(6,955)
Net cash used in operating activities	(5,219)	-	(5,219)

Cash flows from investing activities:
Capital expenditures	(12,487)	-	(12,487)
Net cash used in investing activities	(12,487)	-	(12,487)

Cash flows from financing activities:
Proceeds from the ATM sales	85	-	85
Other financing activities	(23)	-	(23)
Net cash provided by financing activities	62	-	62
Effect of exchange rate changes on cash and cash equivalents	223	-	223

Net decrease in cash and cash equivalents	(17,421)	-	(17,421)
Cash and cash equivalents at beginning of period	23,675	-	23,675
Cash and cash equivalents at end of period	$6,254	$-	$6,254

Supplemental Cash Flow Information
Income and mining taxes paid	$7,751	$-	$7,751
Non-cash investing or financing activities
Value of Common Shares issued for RSU Redemption	79	$-	$79
Balance of capital expenditures in accounts payable	$214	$-	$214
Change in estimate for asset retirement costs	$(1,221)	$-	$(1,221)

Gold Resource Corporation

3. New Accounting Pronouncements

Recently adopted accounting pronouncements

The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in November 2023, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. The Company has retrospectively adopted the segment disclosures required under this amendment in the year ended December 31, 2024 financial statements.

Recently issued Accounting Standards Updates to become effective in future periods

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures in December 2023, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively with retrospective application permitted. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expense and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively or retrospectively. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

Gold Resource Corporation

4. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s inability to achieve its planned production estimates and lack of adequate liquidity has created substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $56.5 million and the net cash used in operating activities of $0.6 million for the year ended December 31, 2024, as well as the cash and cash equivalents balance of $1.6 million as of December 31, 2024. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management continues to seek and consider financing alternatives to raise additional funds for equipment purchases, development costs, and working capital. Failure to raise additional funds through either equity or debt will cause the Company to further reduce its working capital, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations until sufficient capital is available. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to achieve a level where it will generate profits and positive cash flows from operations.

5. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales disaggregated by source:

	For the year ended December 31,
	2024	2023

	(in thousands)
Doré sales, net
Gold	$24	$3,079
Silver	1	139
Less: Refining charges	(6)	(52)
Total doré sales, net	19	3,166
Concentrate sales
Gold	19,750	32,865
Silver	23,145	24,066
Copper	5,827	10,472
Lead	4,402	9,540
Zinc	17,313	29,225
Less: Treatment and refining charges	(5,700)	(11,578)
Total concentrate sales, net	64,737	94,590
Realized gain - embedded derivative, net (1)	1,231	298
Unrealized loss - embedded derivative, net	(261)	(326)
Total sales, net	$65,726	$97,728

(1)	Copper, lead, and zinc are co-products. In the realized gain - embedded derivative, net, there are $0.4 million and $0.3 million gains, respectively, related to these co-products for the years ended December 31, 2024 and 2023.

Gold Resource Corporation

6. Inventories, net

At December 31, 2024 and 2023, inventories consisted of the following:

	As of	As of
	December 31,	December 31,
	2024	2023

	(in thousands)
Stockpiles - underground mine	$73	$534
Concentrates	902	1,768
Doré, net	169	169
Subtotal - product inventories	1,144	2,471
Materials and supplies (1)	5,796	6,823
Total	$6,940	$9,294
(1)	Net of reserve for obsolescence of $0.7 million and $0.5 million as of December 31, 2024 and 2023, respectively.

7. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”) on a tax jurisdictional basis. The Company and its U.S. subsidiaries file U.S. tax returns and the Company’s foreign subsidiaries file tax returns in Mexico and Canada.

For financial reporting purposes, total loss before income taxes includes the following components.

	Years Ended December 31,
	2024		2023
		Restated	Restated
	(in thousands)
U.S. Operations	$(8,257)		$(8,958)
Foreign Operations (1)	(38,983)		(21,068)
Total loss before income taxes	$(47,240)		$(30,026)

(1)	Foreign operations are predominantly in Mexico, as activities in Canada are minimal.

The Company’s total income tax provision (benefit) consists of the following:

	Years ended December 31,
	2024	2023
		Restated
	(in thousands)
Current taxes:
State	$-	$48
Foreign	138	906
Total current taxes	$138	$954

Deferred taxes:
Federal	$(663)	$(856)
Foreign	9,786	(5,980)
Total deferred tax provision (benefit)	$9,123	$(6,836)
Total income tax provision (benefit)	$9,261	$(5,882)

Gold Resource Corporation

The provision (benefit) for income taxes for the years ended December 31, 2024 and 2023 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	For the year ended December 31,
	2024	2023
		Restated
	(in thousands)	(in thousands)

Tax at statutory rates	$(9,946)	$(6,305)
Foreign rate differential	(4,950)	(1,458)
Changes in valuation allowance	23,702	(1,470)
Tax losses subject to limitation and expiration	(24)	2,708
Mexico mining tax	686	306
Foreign exchange adjustments	286	(913)
Stock based compensation	158	237
Mexico withholding tax	53	102
Deduction for inflation in Mexico	(1,217)	(1,043)
U.S. state income tax	(316)	(237)
Foreign tax credit expirations	-	2,118
Non-deductible expenses	964	569
Other	(135)	(496)
Tax provision (benefit)	$9,261	$(5,882)

In 2024, the Company recorded a valuation allowance on the Mexico Income Tax net deferred tax assets for $18.9 million. In the fourth quarter of 2023, the Company completed a study of the Internal Revenue Code section 382 (“382”) net operating loss limitations related to ownership changes in connection with the Back Forty Project acquisition. The study found that approximately $45.1 million of federal net operating losses and $12.3 million of Michigan net operating losses would be subject to potential limitation under 382. The study also concluded that $30.8 million of federal losses and $33.7 million of Michigan losses would be unable to offset future taxable income by the Company due to loss limitations under 382 and loss carryforward expirations. The annual limitation for the Company under 382 is $1.3 million.

Gold Resource Corporation

The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2024	2023
		Restated
	(in thousands)
Deferred tax assets:
Tax loss carryforward	$34,073	$28,888
Property, plant, and mine development	8,221	5,880
Share-based compensation	90	131
Foreign tax credits	1,971	1,971
Inventory	230	197
Foreign Mining Tax	-	264
Accrued Expenses	1,442	1,223
Gold and silver stream agreements liability	11,248	7,742
Asset retirement obligations	4,082	4,272
Accounts payable	497	100
Unrealized loss on investments	675	-
Other	211	220
Total deferred tax assets	$62,740	$50,888
Valuation allowance	(56,510)	(32,809)
Deferred tax assets after valuation allowance	$6,230	$18,079
Deferred tax liability – Property, plant and mine development	(19,426)	(17,713)
Deferred tax liability – Unbilled revenue	(834)	(1,150)
Deferred tax liability – Other	(11)	(268)
Total deferred tax liabilities	$(20,271)	$(19,131)
Net deferred tax liability	$(14,041)	$(1,052)

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on its Consolidated Balance Sheets on a jurisdictional basis. The net deferred tax liability of $14.0 million as of December 31, 2024 shown in the table above is comprised of a $13.5 million deferred tax liability related to the U.S. entities and a $0.5 million deferred tax liability related to Don David Gold Mine S.A. de C.V. (“DDGM”) in Mexico. No net deferred tax balances exist in Canada due to the existence of a full valuation allowance.

The Company evaluates the evidence available to determine whether a valuation allowance is required on deferred tax assets. As of December 31, 2024, the Company determined that a valuation allowance of $56.5 million was necessary due to the uncertain utilization of specific deferred tax assets, primarily net operating loss carryforwards, with $20.2 million in U.S., $18.9 million in Mexico and $17.4 million in Canada; $28.0 million of the total valuation allowance of the $56.5 million is related to Aquila in the U.S. and Canada. As of December 31, 2023, the Company determined that a valuation allowance of $32.8 million was necessary due to the uncertain utilization of specific deferred tax assets, primarily net operating loss carryforwards, with $19.0 million in U.S. and $13.8 million in Canada; $24.0 million of the valuation allowance is related to Aquila. The net change in the Company’s valuation allowance was an increase of $23.7 million for the year ended December 31, 2024. The increase in valuation allowance is primarily explained by recognition of a valuation allowance in Mexico for Mexico income tax purposes during the year and also due to continuing losses subject to a valuation allowance in the U.S. and Canada.

At December 31, 2024, the Company has available U.S. federal loss carryforwards of $81.6 million, of which $61.0 million have no expiration date, and $20.6 million that expire at various dates between 2027 and 2037; U.S. Foreign Tax Credits of $2.0 million that expire at various dates between 2025 and 2026; state of Colorado tax loss carryforwards of $55.9 million, of which $29.5 million expire at various dates between 2025 and 2037 and $26.4 million that have no expiration; available state of Michigan tax loss carryforwards of $18.8 million expiring at various dates between 2025 and

Gold Resource Corporation

2034; Wisconsin tax loss carryforwards of $4.0 million expiring in 2042; and Canadian tax loss carryforwards of $22.9 million that expire between 2026 and 2044.

Mexico Valuation Allowance

The Company recorded a valuation allowance on the Mexico Income Tax net deferred tax assets in 2024 for $18.9 million. In accordance with applicable accounting rules, a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized, after considering all available evidence, both positive and negative. The Company determined a valuation allowance on Mexico income tax deferred tax assets was necessary due primarily to the recent losses at the Mexico mine.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 7.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 0.5% on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets, but prospecting and exploration expenses are amortized at 10% rate in a straight line. Both duties are tax deductible for income tax purposes. As a result, the effective tax rate applicable to the Company’s Mexican operations is substantially higher than Mexico’s statutory rate.

On November 15, 2024, the Mexican government signed into law a rate increase of the “special” mining duty from 7.5% to 8.5% of the applicable taxable income, and for the “extraordinary” mining duty an increase from 0.5% to 1% on applicable gross revenue. The new tax rates became effective January 1, 2025. Going forward, the Company adjusted its deferred tax liabilities to reflect the new 8.5% rate for the “special” mining duty.

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. in the form of dividends. Mexico requires a 10% withholding tax on dividends on all post-2013 earnings. The Company began distributing post-2013 earnings from Mexico in 2018. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is reduced to 5% if certain requirements are met. The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico, and as a result, paid $0.1 million and $0.1 million for years ending December 31, 2024 and 2023, respectively. At the end of 2024, the Company reviewed the tax treaty and believes that it qualifies for a 0% tax withholding. Going forward, the Company will apply this rate on any intercompany dividend payment from Mexico.

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

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $16.1 million as of December 31, 2024) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. If necessary, management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system,

Gold Resource Corporation

if necessary, to ensure that these adjustments are removed. Management believes the position taken on the 2015 income tax return meets the more likely than not threshold and that as of December 31, 2024 and December 31, 2023, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax (benefit) provision.

8. Prepaid Expenses and Other Current Assets

At December 31, 2024 and 2023, prepaid expenses and other current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2024	2023

	(in thousands)
Advances to suppliers	$46	$266
Prepaid insurance	1,121	1,103
Prepaid income tax	3,906	4,589
Other current assets	755	654
Total	$5,828	$6,612

IVA taxes receivable, net is a value added (“IVA”) tax in Mexico assessed on purchases of materials and services and sales of products. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax receivable or payable, since there is a legal right of offset of IVA taxes. As of December 31, 2024 and 2023, this resulted in an asset balance of $0.5 million and $0.4 million, respectively, which is included in other current assets in the table above.

9. Property, Plant and Mine Development, net

At December 31, 2024 and 2023, property, plant and mine development consisted of the following:

	As of	As of
	December 31,	December 31,
	2024	2023
		Restated
	(in thousands)
Asset retirement costs (“ARO asset”)	$6,740	$6,227
Construction-in-progress	1,165	243
Furniture and office equipment	1,722	1,781
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,118	2,126
Machinery and equipment	44,858	42,887
Mill facilities and infrastructure	36,463	36,396
Mine development	120,906	115,230
Software and licenses	1,554	1,554
Subtotal	304,102	295,020
Accumulated depreciation and amortization	(175,713)	(156,272)
Total	$128,389	$138,748

Asset retirement credits of $0.5 million were recognized on December 31, 2024 due to changes in estimates in the reclamation model, also decreasing the asset retirement obligations. Please see Item 8. Financial Statements —Note 13. Reclamation and Remediation for additional information.

Gold Resource Corporation

10. Other Non-current Assets

At December 31, 2024 and 2023, other non-current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2024	2023

	(in thousands)
Investment in Maritime	$-	$1,596
Investment in Green Light Metals	852	3,698
Other non-current assets	53	170
Total	$905	$5,464

Investment in Maritime

On September 22, 2022, the Company invested C$2.4 million (or $1.7 million) in 47 million common shares of Maritime Resources Corp (“Maritime”); the shares purchased represented 9.9% of the issued and outstanding shares of Maritime at the time. On September 23, 2024, all the common shares of Maritime were sold in a private placement transaction for C$0.034 per share to a related party, Dundee Corporation, for total proceeds of C$1.6 million (or $1.2 million). As of December 31, 2023, the fair value of the investment was $1.6 million.

Investment in Green Light Metals

On December 28, 2022, the Company received approximately 12.3 million common shares of Green Light Metals as a settlement for a promissory note receivable acquired with the Aquila Resources Inc. (“Aquila”) acquisition. This represented approximately 28.5% ownership in Green Light Metals at the time. As of December 31, 2024 and 2023, the fair value of this equity investment was $0.9 million and $3.7 million, respectively.

11. Accrued Expenses and Other Liabilities

At December 31, 2024 and 2023, accrued expenses and other current and non-current liabilities consisted of the following:

	As of	As of
	December 31,	December 31,
	2024	2023
		Restated
	(in thousands)
Accrued royalty payments	$650	$726
Accrual for short-term incentive plan	701	764
Liability for Aquila drillhole capping	8	-
Share-based compensation liability - current	33	67
Equipment financing	744	-
Employee profit sharing obligation	5	67
Other payables	890	888
Total accrued expenses and other current liabilities	$3,031	$2,512

Accrued non-current labor obligation	$1,251	$1,167
Share-based compensation liability	318	320
Other long-term liabilities	7	29
Total other non-current liabilities	$1,576	$1,516

Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP.

Gold Resource Corporation

As of December 31, 2024, $5 thousand was recorded for PTU payments in current liabilities and production costs, as well as $1.3 million for statutory employee severance benefits in other long-term liabilities and other expenses. As of December 31, 2023, $0.1 million was recorded for PTU payments in current liabilities and production costs, as well as $1.2 million for statutory employee severance benefits in other long-term liabilities and other expenses.

PSU and DSU awards contain a cash settlement feature and are therefore classified as liability instruments and are marked to fair value each reporting period. Please see Item 8. Financial Statements —Note 18. Stock-Based Compensation for additional information.

12. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Osisko Stream Agreements as of December 31, 2024 and 2023:

	As of	As of
	December 31,	December 31,
	2024	2023
		Restated
	(in thousands)
Liability related to the Osisko Gold Stream Agreement	$33,067	$27,183
Liability related to the Osisko Silver Stream Agreement	41,365	34,004
Total liability	$74,432	$61,187

As discussed in Item 8. Financial Statements —Note 2. Restatement of Consolidated Financial Statements, the Company has corrected errors in the streaming liabilities balance as of December 31, 2023.

The Osisko Stream Agreements contain customary provisions regarding default and security. In the event that the Company defaults under the Osisko Stream Agreements, including by failing to achieve commercial production by an agreed upon date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If the Company fails to do so, Osisko may elect to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko, pursuant to which Osisko agreed to commit approximately $55.0 million to Aquila through a gold stream purchase agreement (the “Osisko Gold Stream Agreement”). In June 2020, Aquila amended the Osisko Gold Stream Agreement, reducing the total committed amount to $50.0 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20.0 million of the committed funds at the time of the Company’s acquisition. Remaining deposits from Osisko are $5.0 million upon receipt of permits required for the development and operation of the Back Forty Project and $25.0 million upon the first drawdown of an appropriate project debt finance facility. Osisko has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of the Company. The initial term of the Osisko Gold Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Gold Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2024. In March 2024, the Company secured an amendment to the Osisko Gold Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

The $20.0 million received from Osisko pursuant to the Osisko Gold Stream Agreement through December 31, 2024 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum and 19.5% per annum at December 31,

Gold Resource Corporation

2024 and 2023, respectively. As the remaining $30.0 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheets

Per the terms of the Osisko Gold Stream Agreement, Osisko will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 gold ounces (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, Osisko will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko. Please see Item 8. Financial Statements —Note 14. Commitments and Contingencies for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with Osisko to purchase 85% of the silver produced and sold at the Back Forty Project (the “Osisko Silver Stream Agreement”). A total of $17.2 million has been advanced under the Osisko Silver Stream Agreement as of December 31, 2024. There are no future deposits remaining under the Osisko Silver Stream Agreement. The initial term of the Osisko Silver Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Silver Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2024. In March 2024, the Company secured an amendment to the Osisko Silver Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

Per the terms of the Osisko Silver Stream Agreement, Osisko will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from Osisko pursuant to the Osisko Silver Stream Agreement through December 31, 2024 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum and 19.5% per annum at December 31, 2024 and 2023, respectively. Please see Item 8. Financial Statements—Note 14. Commitments and Contingencies for additional information.

Gold Resource Corporation

13. Reclamation and Remediation

The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2024 and 2023:

	2024	2023

	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,233	$1,949
Foreign currency exchange (gain) loss	(394)	284
Reclamation liabilities – balance at end of period	1,839	2,233

Asset retirement obligation – balance at beginning of period	9,562	8,417
Changes in estimate (1)	512	(1,221)
Liability for Aquila drillhole capping (2)	(329)	404
Accretion	793	689
Foreign currency exchange (gain) loss	(1,700)	1,273
Asset retirement obligation – balance at end of period	8,838	9,562
Total period end balance	$10,677	$11,795
(1)	In 2024, the Company updated its closure plan study, which resulted in a $0.5 million increase in the estimated liability and ARO asset. In 2023, the Company updated its closure plan study to include current disturbances, which resulted in a $1.2 million decrease in the estimated liability and ARO asset.
(2)	As of March 31, 2023, a liability of $0.4 million was reclassified to non-current reclamation and remediation liabilities. In 2024, the Company used a portion of this liability for well capping activities. As of December 31, 2024 the Company has $67 thousand in non-current liability and $8 thousand in current liability related to drill hole capping in Aquila.

The following table presents the reclamation and remediation obligations as of December 31, 2024 and December 31, 2023:

	As of	As of
	December 31,	December 31,
	2024	2023

	(in thousands)
Current reclamation and remediation liabilities (1)	$8	$-
Non-current reclamation and remediation liabilities	10,669	11,795
Total	$10,677	$11,795
(1)	The current portion of reclamation and remediation liabilities related to drill hole capping in Aquila, Michigan, are included in Accrued expenses and other current liabilities. Please see Item 8. Financial Statements—Note 11. Accrued Expenses and Other Liabilities for additional information.

The Company’s undiscounted reclamation liabilities of $1.8 million and $2.2 million as of December 31, 2024 and 2023, respectively, are related to DDGM in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable Mineral Reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of the property, plant, and mine development.

 The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in property, plant & mine development, post-2013 development stage status, which were discounted using a credit adjusted risk-free rate of 10%. As of December 31, 2024 and 2023, the Company’s asset retirement obligation was $8.8 million and $9.6 million, respectively.

Gold Resource Corporation

14. Commitments and Contingencies

As of December 31, 2024 and 2023, the Company had equipment purchase commitments aggregating approximately $1.5 million and $0.8 million, respectively.

Contingent Consideration

With the Aquila acquisition, the Company assumed a contingent consideration. On December 30, 2013, Aquila’s shareholders approved the acquisition of 100% of the shares of HudBay Michigan Inc. (“HMI”), a subsidiary of HudBay Minerals Inc. (“HudBay”), effectively giving Aquila 100% ownership in the Back Forty Project (the “HMI Acquisition”). Pursuant to the HMI Acquisition, HudBay’s 51% interest in the Back Forty Project was acquired in consideration for the issuance of common shares of Aquila, future milestone payments tied to the development of the Back Forty Project and a 1% net smelter return royalty on production from certain land parcels in the Back Forty Project. The issuance of shares and 1% net smelter obligations were settled before the Company acquired Aquila.

The contingent consideration is composed of the following:

The value of future installments is based on C$9.0 million tied to the development of the Back Forty Project as follows:

a.	C$3.0 million payable on completion of any form of financing for purposes including the commencement of construction of Back Forty, up to 50% of the C$3 million can be paid, at the Company’s option in Gold Resource Corporation shares with the balance payable in cash;
b.	C$2.0 million payable in cash 90 days after the commencement of commercial production;
c.	C$2.0 million payable in cash 270 days after the commencement of commercial production, and;
a.	C$2.0 million payable in cash 450 days after the commencement of commercial production.

Initially, the Company intended to pay the first C$3.0 million in 2023 to prevent HudBay’s 51% buy-back option in the Back Forty Project. Management later decided that it was more likely than not that HudBay would not exercise its buy-back option, and consequently, this amount was not paid. Additionally, since financing of the Back Forty Project was not expected in 2024, this liability was reclassified to long-term. As of the end of January 2024, by the contractual deadline, HudBay did not exercise its buy-back option, and thus, it is forfeited.

The total value of the contingent consideration as of December 31, 2024 and 2023 was $3.4 million and $3.5 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Consolidated Statements of Operations.

Gold Resource Corporation

The following table shows the change in the balance of the contingent consideration for the year ended December 31, 2024 and for the year ended December 31, 2023:

	2024	2023
		Restated
	(in thousands)
Beginning Balance of contingent consideration:
Current contingent consideration	$-	$2,211
Non-current contingent consideration	3,404	2,179
	$3,404	$4,390

Change in value of contingent consideration - Current	$-	$(2,211)
Change in value of contingent consideration - Non-current	$(15)	$1,225

Ending Balance of contingent consideration:
Current contingent consideration	$-	$-
Non-current contingent consideration	3,389	3,404
	$3,389	$3,404

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

With the acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the Osisko Stream Agreements. Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The Osisko Stream Agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary defaults under the Osisko Stream Agreements, including failing to achieve commercial production at a future date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If it fails to do so, Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

15. Shareholders’ Equity

The Company’s At-The-Market Offering (“ATM”) Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019, was renewed in June 2023, pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “ATM Program”). During the year ended December 31, 2024, an aggregate of 6,510,914 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of $2.7 million after deducting agent’s commissions and other fees. During the year ended December 31, 2023, 195,872 shares of the Company’s common stock were sold through the ATM Program for net proceeds to the Company of $0.1 million, after deducting agent’s commissions and other fees.

Gold Resource Corporation

16. Derivatives

Embedded Derivatives

Concentrate Sales

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and revenue to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Item 8. Financial Statements —Note 21. Fair Value Measurement for additional information.

The following table summarizes the Company’s unsettled sales contracts at December 31, 2024, with the quantities of metals under contract subject to final pricing occurring through March 2025:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	999	203,009	67	796	2,027
Average forward price (per ounce or tonne)	$2,641	$30.95	$8,905	$2,001	$3,006
Unsettled sales contracts value (in thousands)	$2,638	$6,283	$597	$1,593	$6,093	$17,204

The Company manages credit risk by entering into arrangements with counterparties believed to be financially strong, and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the implicit creditworthiness of its counterparties, and monitors credit exposures.

17. Employee Benefits

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

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Item 8. Financial Statements —Note 11. Accrued Expenses and Other Liabilities for additional information.

18. Stock-Based Compensation

The Company’s compensation program comprises three main elements: base salary, an annual short-term incentive plan (“STIP”) cash award, and long-term equity-based incentive compensation (“LTIP”) in the form of stock options, RSUs, PSUs, and DSUs.

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5.0 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, PSUs, and performance cash. Effective January 1, 2021, the Company’s Board of Directors, on the recommendation of the Compensation Committee, implemented a program to issue DSUs, which are qualifying instruments under the terms of the Company’s Incentive Plan, to eligible directors. Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the prior plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

Gold Resource Corporation

The Company’s STIP provides for an annual cash bonus payable upon achievement of specified performance metrics for its management team. As of December 31, 2024, the Company accrued $0.7 million in accrued expenses and other current liabilities related to the STIP program, payable in cash related to the STIP program. As of December 31, 2023, the Company accrued $0.8 million in accrued expenses and other current liabilities related to the program.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options, RSUs, PSUs, and DSUs is as follows:

	For the year ended December 31,
	2024	2023

	(in thousands)
Stock options	$22	$342
Restricted stock units	625	537
Performance stock units	50	(168)
Deferred stock units	(20)	(30)
Total	$677	$681

The estimated unrecognized stock-based compensation expense from unvested RSUs, as of December 31, 2024, was $0.8 million and is expected to be recognized over the weighted average remaining periods of 1.78 years. As DSUs are vested immediately at grant, the full amount of fair value is recognized as expense at the time of grant. In addition, a mark-to-market adjustment due to fluctuation of share price is recognized at the end of each period related to the DSUs. The fair value of the PSUs is recognized over their vesting period of three years, and similarly to the DSUs, a mark-to-market adjustment due to fluctuation of the share price, as well as due to changes in the performance, is recognized at the end of each period related to the proportionate number of units based on passage of time.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2024 and 2023 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	1,475,316	$2.90	7.38	$18
Expired or Forfeited	(634,704)	2.79
Outstanding as of December 31, 2023	840,612	$2.99	7.36	$-
Grant / Exercise / Forfeiture	-	-
Outstanding as of December 31, 2024	840,612	$2.99	6.37	$-

Vested and exercisable as of December 31, 2024	840,612	$2.99	6.37	$-

During the years ended December 31, 2024 and 2023, no stock options were granted or exercised.

The following table summarizes information about stock options outstanding as of December 31, 2024:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.00 - $2.50	240,612	7.22	$2.41	240,612	$2.41
$2.51 -$5.00	600,000	6.03	$3.22	600,000	$3.22
	840,612	6.37	$2.99	840,612	$2.99

Gold Resource Corporation

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2024 and 2023 is presented below:

	Restricted Stock Units	Fair Value (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2022	575,548	$881	1.04	$2.12
Granted	779,192			0.92
Vested but not redeemed (deferred)	(106,955)			1.97
Vested and redeemed	(100,057)			2.63
Vested and forfeited for net settlement	(30,181)			2.86
Forfeited	(270,292)			1.42
Nonvested as of December 31, 2023	847,255	$319	1.93	$1.17
Granted	832,091			0.56
Granted in lieu of bonus	637,929			0.56
Vested but not redeemed (deferred)	(134,257)			1.46
Vested and redeemed	(119,997)			1.21
Vested and forfeited for net settlement	(76,994)			1.26
Forfeited	(54,769)			0.95
Nonvested as of December 31, 2024	1,931,258	$444	1.78	$0.69

RSUs of 1,470,020 and 779,192, respectively, were granted during the years ended December 31, 2024 and 2023. The weighted-average grant date fair value per share of RSUs granted during the years ended December 31, 2024 and 2023 was $0.56 and $0.92, respectively. The grant date fair value of RSUs is determined by the 20-day volume weighted average price of the Company’s common shares at grant date. During the years ended December 31, 2024 and 2023, 0.1 million and 0.1 million RSUs were deferred, respectively.

Performance Stock Units

A summary of PSU activity under the Incentive Plan for the years ended December 31, 2024 and 2023 is presented below:

	Performance Share Units	Liability Balance (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	695,041	$332	$1.99
Granted	534,890		0.90
Forfeited	(349,005)		1.69
Outstanding as of December 31, 2023	880,926	$164	$1.45
Granted	682,367		0.56
Forfeited	(33,113)		0.90
Redeemed	(201,258)		2.10
Outstanding as of December 31, 2024	1,328,922	$148	$0.91

Starting in 2022, the Company’s Board of Directors approved granting PSUs to the Company’s management team. PSUs cliff vest in three years based on the relative total shareholder return of a predetermined peer group and are expected to be settled in cash. These awards contain a cash settlement feature and are therefore classified as liability and are marked to fair value each reporting period based on the relative total shareholder return of a predetermined peer group and the Company’s stock price. As of December 31, 2024 and 2023, the Company has liability of $0.1 million and $0.2 million,

Gold Resource Corporation

respectively, related to PSUs. As of December 31, 2024, of the $0.1 million liability, $33 thousand is short-term and expected to be paid out in 2025 according to the terms of the grant agreements.

PSUs of 682,367 and 534,890, respectively, were granted during the years ended December 31, 2024 and 2023, with weighted-average grant date fair value of $0.56 and $0.90 per unit, respectively. The grant date fair value of PSUs is determined by the 20-day volume weighted average price of the Company’s common shares at grant date. During the year ended December 31, 2024, 201,258 PSUs were vested and redeemed, with a cash payout of $0.1 million. No PSUs were vested nor redeemed during the year ended December 31, 2023. PSUs of 33,113 and 349,005, respectively, were forfeited during the years ended December 31, 2024 and 2023.

Deferred Stock Units

A summary of DSU activity under the Incentive Plan for the years ended December 31, 2024 and 2023 are presented below:

	Deferred Stock Units	Liability Balance (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	360,699	$552	$2.49
Granted	278,663		0.90
Granted in lieu of board fees	108,011		0.51
Granted in lieu of executive bonus	212,407		0.90
Redeemed	(373,489)		1.61
Outstanding as of December 31, 2023	586,291	$223	$1.36
Granted in lieu of board fees	297,093		0.32
Outstanding as of December 31, 2024	883,384	$203	$1.01

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

DSUs are vested immediately at grant and are redeemable in cash or shares—at the discretion of the Company—at the earlier of 10 years or upon the eligible directors’ termination and expected to be paid in cash. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. As of both December 31, 2024 and 2023, the Company has $0.2 million of other non-current liability related to the DSUs, based on the fair value of the Company’s stock price.

Gold Resource Corporation

DSUs of nil and 278,663 were granted to the Board of Directors during the years ended December 31, 2024 and 2023, respectively. Additionally, DSUs of 297,093 and 108,011 were granted to the Board of Directors in lieu of board fees at their request during the years ended December 31, 2024 and 2023, respectively. DSUs of nil and 212,407, respectively, were granted in lieu of executive bonuses during the years ended December 31, 2024 and 2023. The weighted-average grant date fair value per share of DSUs granted during the years ended December 31, 2024 and 2023 was $0.32 and $0.83, respectively. The grant date fair value of DSUs is determined by the 20-day volume weighted average price of the Company’s common shares at grant date. During the year ended December 31, 2024, no DSUs were redeemed, and 373,489 DSUs were redeemed during the year ended December 31, 2023.

19. Other Expense, net

During the years ended December 31, 2024 and 2023, other expense, net consisted of the following:

	For the year ended December 31,
	2024	2023
		Restated
	(in thousands)
Unrealized currency exchange loss (1)	$2,225	$(174)
Realized currency exchange loss (gain)	245	860
Realized and unrealized (gain) loss from gold and silver rounds, net	(34)	(12)
Realized loss from sale of investments (2)	555	-
Loss (Gain) on disposal of fixed assets	4	13
Interest on streaming liabilities (3)	13,245	9,974
Severance	674	1,619
Other (income) expense	2,538	(551)
Total	$19,452	$11,729

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions.
(2)	On September 23, 2024, all the common shares of Maritime were sold in a private placement transaction for C$0.034 per share to a related party, Dundee Corporation, for total proceeds of C$1.6 million (or $1.2 million). As of December 31, 2023, the fair value of the investment was $1.6 million.
(3)	Periodic interest expense is based on a fixed market rate of interest which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements.

20. Net Loss per Common Share

Basic loss per common share is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted Loss per common share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common stock during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s restricted stock units are considered to be anti-dilutive because of the net loss.

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise prices of $2.99 were outstanding as of December 31, 2024 but had no dilutive effect due to the net loss. Options to purchase 0.8 million shares of common stock at weighted average exercise prices of $2.99 were outstanding as of December 31, 2023 but had no dilutive effect due to the net loss.

Gold Resource Corporation

Basic and diluted net loss per common share is calculated as follows:

	For the year ended
	December 31,
	2024	2023
		Restated
Numerator:
Net loss (in thousands)	$(56,501)	$(24,144)

Denominator:
Basic and diluted weighted average common shares outstanding	91,949,110	88,514,243

Basic and diluted net loss per common share	$(0.61)	$(0.27)

21. Fair Value Measurement

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2024 and 2023:

	As of	As of
	December 31,	December 31,	Input Hierarchy Level
	2024	2023

	(in thousands)
Cash and cash equivalents	$1,628	$6,254	Level 1
Accounts receivable, net	$2,184	$4,335	Level 2
Investment in equity securities-Maritime	$-	$1,596	Level 1
Investment in equity securities-Green Light Metals	$852	$3,698	Level 3

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents: Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these

Gold Resource Corporation

invoices is included in accounts receivable as of each reporting date. At December 31, 2024 and 2023, the Company had an unrealized loss of $7 thousand and an unrealized gain of $0.3 million, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments. Please see Item 8. Financial Statements —Note 16. Derivatives for additional information.

Investment in equity securities—Maritime: On September 22, 2022, the Company invested C$2.4 million (or $1.7 million) in the common shares of Maritime Resources Corp., ticker symbol MAE.V on TSX-V, in a private placement. On September 23, 2024, all the common shares of Maritime were sold in a private placement transaction for C$0.034 per share to a related party, Dundee Corporation, for total proceeds of C$1.6 million (or $1.2 million). As of December 31, 2023, the fair value of the investment was $1.6 million.

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received approximately 12.3 million common shares of Green Light Metals as a settlement for a promissory note receivable acquired with the Aquila acquisition. This represented approximately 28.5% ownership in Green Light Metals at the time. As of December 31, 2024 and 2023, the fair value of this equity investment was $0.9 and $3.7 million, respectively. The Company is using significant unobservable inputs to value this investment, including published and unpublished prices at which Green Light Metals is raising additional capital.

Gains and losses related to changes in the fair value of embedded derivates in accounts receivable were included in the Company’s Consolidated Statements of Operations as shown in the following:

		For the year ended December 31,		Statements of Operations Classification
		2024	2023
	Note
Realized and unrealized derivative (loss) gain, net	16	$970	$(28)	Sales, net

Realized/Unrealized Derivatives, net

The following tables summarize the Company’s realized/unrealized derivatives, net (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2024
Realized gain	$463	$351	$83	$18	$316	$1,231
Unrealized (loss) gain	(46)	(47)	(29)	8	(147)	(261)
Total realized/unrealized derivatives, net	$417	$304	$54	$26	$169	$970

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2023
Realized gain (loss)	$295	$334	$6	$174	$(511)	$298
Unrealized (loss) gain	(40)	(241)	4	(186)	137	(326)
Total realized/unrealized derivatives, net	$255	$93	$10	$(12)	$(374)	$(28)

Gold Resource Corporation

22. Supplementary Cash Flow Information

During the years ended December 31, 2024 and 2023, other operating adjustments and write-downs within the net cash provided by operations on the Consolidated Statements of Cash Flows consisted of the following:

	For the year ended December 31,
	2024	2023

	(in thousands)
Unrealized gain on gold and silver rounds	$(31)	$(14)
Unrealized foreign currency exchange loss (gain)	2,225	(174)
Unrealized loss (gain) on investments	2,446	(4)
Loss on disposition of fixed assets	4	13
Increase in reserve for inventory	168	382
Other, net	1,433	388
Total other operating adjustments, net	$6,245	$591

23. Segment Reporting

As of December 31, 2024, the Company has organized its operations into two operating segments: Oaxaca, Mexico, and Michigan, U.S.A. Oaxaca, Mexico represents the Company’s only operating segment with a production stage property that produces copper, lead, and zinc concentrates that also contain gold and silver. Michigan, U.S.A. is an advanced exploration stage property with no current metal production. Intercompany revenue and expense amounts have been eliminated within each segment in order to report the net income (loss) before income taxes on the basis that the chief operating decision maker (“CODM”) uses internally for evaluating segment performance. The Company’s business activities that are not considered distinct segments are included in the reconciliation under the title Corporate and Other.

The Company’s operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources. The Chief Executive Officer, who is considered to be the CODM, reviews financial information presented on both a consolidated and an operating segment basis for purposes of making decisions and assessing financial performance. Net income or loss before income taxes is the measure of segment profit or loss that is regularly reviewed and is most consistent with the measurement principles used in the consolidated financial statements. The most significant expenses reviewed by the CODM are production costs and exploration expenses. Please refer to the table below for other expenses reviewed by the CODM. The CODM uses this information to assess current and/or future performance expectations, and the result of this assessment may be a reallocation of financial and/or non-financial resources among the reportable segments.

Gold Resource Corporation

The following table shows selected information from the Consolidated Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
For the year ended December 31, 2024
Sales, net	$65,726	$-	$-	$65,726
Production costs	65,552	-	-	65,552
Depreciation and amortization	17,982	109	29	18,120
Reclamation and remediation	2,545	-	-	2,545
Mine gross loss	(20,353)	(109)	(29)	(20,491)
Exploration expense	1,959	378	-	2,337
G&A expenses, including Stock-based compensation	-	-	4,960	4,960
Other segment items (1)	3,013	16,078	361	19,452
Loss before income taxes	(25,325)	(16,565)	(5,350)	(47,240)
Income tax provision				9,261
Net loss				$(56,501)

Expenditures for long-lived assets	$8,646	$-	$-	8,646

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
	Restated	Restated	Restated	Restated
For the year ended December 31, 2023
Sales, net	$97,728	$-	$-	$97,728
Production costs	76,143	-	-	76,143
Depreciation and amortization	25,996	92	38	26,126
Reclamation and remediation	683	-	-	683
Mine gross loss	(5,094)	(92)	(38)	(5,224)
Exploration expense	4,167	1,642	-	5,809
G&A expenses, including Stock-based compensation	-	31	7,233	7,264
Other segment items (1)	2,693	8,863	173	11,729
Loss before income taxes	(11,954)	(10,628)	(7,444)	(30,026)
Income tax benefit				(5,882)
Net loss				$(24,144)

Expenditures for long-lived assets	$10,964	$407	$27	11,398

(1)	Please see Item 8. Financial Statements—Note 2. Other Expense, net for additional information.

The following table shows selected information from the Consolidated Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
As of December 31, 2024
Total current assets	$16,073	$50	$457	$16,580
Total non-current assets (1)	38,926	90,328	40	129,294
Total assets	$54,999	$90,378	$497	$145,874

As of December 31, 2023
Total current assets	$25,155	$116	$1,224	$26,495
Total non-current assets (1)	62,456	93,287	1,736	157,479
Total assets	$87,611	$93,403	$2,960	$183,974

(1)	In 2024, the total non-current assets included capital investments of $8.6 million in Oaxaca, Mexico, and nil in both Michigan, USA and Corporate and Other. In 2023, the total non-current assets included capital investments of $11.0 million in Oaxaca, Mexico, $0.4 million in Michigan, USA, and nil in Corporate and Other.

Gold Resource Corporation

24. Restatement of Unaudited Quarterly Financial Statements

The tables included below for the interim periods ended September 30, 2024 and September 30, 2023, June 30, 2024 and June 30, 2023, and March 31, 2024 and March 31 2023 reflect the impacts of the restatement discussed in Item 8. Financial Statements —Note 2. Restatement of Consolidated Financial Statement information.

The following tables show the restatement impact for each quarterly unaudited condensed consolidated financial statement:

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	AS OF MARCH 31,
	2024			2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,662	$-	$5,662	$21,420	$-	$21,420
Accounts receivable, net	4,161	-	4,161	5,134	-	5,134
Inventories, net	9,849	-	9,849	11,179	-	11,179
Prepaid expenses and other current assets	6,033	-	6,033	2,983	-	2,983
Total current assets	25,705	-	25,705	40,716	-	40,716
Property, plant, and mine development, net	135,775	122	135,897	148,997	(329)	148,668
Deferred tax assets, net	15,569	(34)	15,535	7,300	(16)	7,284
Other non-current assets	5,669	-	5,669	5,488	-	5,488
Total assets	$182,718	$88	$182,806	$202,501	$(345)	$202,156
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,082	$(772)	$8,310	$8,616	$(481)	$8,135
Mining royalty taxes payable, net	1,462	-	1,462	744	-	744
Contingent consideration	-	-	-	2,215	-	2,215
Accrued expenses and other current liabilities	1,555	825	2,380	5,058	481	5,539
Total current liabilities	12,099	53	12,152	16,633	-	16,633
Reclamation and remediation liabilities	12,128	-	12,128	11,669	(392)	11,277
Gold and silver stream agreements liability	46,341	17,714	64,055	43,740	9,803	53,543
Deferred tax liabilities, net	13,926	242	14,168	15,019	241	15,260
Contingent consideration	3,598	-	3,598	2,144	-	2,144
Other non-current liabilities	1,851	-	1,851	2,305	-	2,305
Total liabilities	89,943	18,009	107,952	91,510	$9,652	101,162

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
88,790,474 and 88,468,542 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	89	-	89	89	-	89
Additional paid-in capital	112,073	-	112,073	111,286	-	111,286
Accumulated deficit	(12,332)	(17,921)	(30,253)	6,671	(9,997)	(3,326)
Treasury stock at cost, 336,398 shares	(5,884)	-	(5,884)	(5,884)	-	(5,884)
Accumulated other comprehensive loss	(1,171)	-	(1,171)	(1,171)	-	(1,171)
Total shareholders’ equity	92,775	(17,921)	74,854	110,991	(9,997)	100,994
Total liabilities and shareholders’ equity	$182,718	$88	$182,806	$202,501	$(345)	$202,156

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	AS OF JUNE 30,
	2024			2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$5,342	$-	$5,342	$17,957	$-	$17,957
Accounts receivable, net	4,577	-	4,577	4,355	-	4,355
Inventories, net	8,979	-	8,979	10,874	-	10,874
Prepaid expenses and other current assets	7,703	(1,304)	6,399	6,776	-	6,776
Total current assets	26,601	(1,304)	25,297	39,962	-	39,962
Property, plant, and mine development, net	131,791	122	131,913	145,645	(299)	145,346
Deferred tax assets, net	269	-	269	9,951	(30)	9,921
Other non-current assets	4,069	-	4,069	5,465	-	5,465
Total assets	$162,730	$(1,182)	$161,548	$201,023	$(329)	$200,694
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,284	$(1,635)	$8,649	$13,114	$(762)	$12,352
Mining royalty taxes payable, net	433	-	433	1,130	-	1,130
Contingent consideration	-	-	-	2,263	-	2,263
Accrued expenses and other current liabilities	1,550	331	1,881	2,608	762	3,370
Total current liabilities	12,267	(1,304)	10,963	19,115	-	19,115
Reclamation and remediation liabilities	11,212	-	11,212	12,541	(392)	12,149
Gold and silver stream agreements liability	50,028	17,314	67,342	44,015	11,964	55,979
Deferred tax liabilities, net	16,883	-	16,883	14,625	243	14,868
Contingent consideration	3,392	-	3,392	2,191	-	2,191
Other non-current liabilities	1,927	-	1,927	1,835	-	1,835
Total liabilities	95,709	16,010	111,719	94,322	11,815	106,137

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
92,292,848 and 88,468,542 shares outstanding at June 30, 2024 and June 30, 2023, respectively	93	-	93	89	-	89
Additional paid-in capital	114,049	-	114,049	111,580	-	111,580
Accumulated deficit	(40,066)	(17,192)	(57,258)	2,087	(12,144)	(10,057)
Treasury stock at cost, 336,398 shares	(5,884)	-	(5,884)	(5,884)	-	(5,884)
Accumulated other comprehensive loss	(1,171)	-	(1,171)	(1,171)	-	(1,171)
Total shareholders’ equity	67,021	(17,192)	49,829	106,701	(12,144)	94,557
Total liabilities and shareholders’ equity	$162,730	$(1,182)	$161,548	$201,023	$(329)	$200,694

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
	AS OF SEPTEMBER 30,
	2024			2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$1,352	$-	$1,352	$6,706	$-	$6,706
Accounts receivable, net	5,413	-	5,413	4,714	-	4,714
Inventories, net	7,824	-	7,824	10,442	-	10,442
Prepaid expenses and other current assets	7,383	(1,046)	6,337	7,038	-	7,038
Total current assets	21,972	(1,046)	20,926	28,900	-	28,900
Property, plant, and mine development, net	130,888	122	131,010	144,194	(269)	143,925
Deferred tax assets, net	239	-	239	11,589	(45)	11,544
Other non-current assets	2,347	-	2,347	5,009	-	5,009
Total assets	$155,446	$(924)	$154,522	$189,692	$(314)	$189,378
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,374	$(308)	$12,066	$10,240	$(995)	$9,245
Mining royalty taxes payable, net	159	-	159	1,015	-	1,015
Contingent consideration	-	-	-	2,209	-	2,209
Accrued expenses and other current liabilities	3,346	(358)	2,988	1,637	995	2,632
Total current liabilities	15,879	(666)	15,213	15,101	-	15,101
Reclamation and remediation liabilities	10,681	(404)	10,277	12,349	(392)	11,957
Gold and silver stream agreements liability	51,288	19,511	70,799	44,703	13,822	58,525
Deferred tax liabilities, net	14,922	9	14,931	14,269	242	14,511
Contingent consideration	3,336	-	3,336	2,138	-	2,138
Other non-current liabilities	2,031	-	2,031	1,618	-	1,618
Total liabilities	98,137	18,450	116,587	90,178	13,672	103,850
Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized:
93,523,028 and 88,628,365 shares outstanding at September 30, 2024 and September 30, 2023, respectively	94	-	94	89	-	89
Additional paid-in capital	114,831	-	114,831	111,734	-	111,734
Accumulated deficit	(50,561)	(19,374)	(69,935)	(5,254)	(13,986)	(19,240)
Treasury stock at cost, 336,398 shares	(5,884)	-	(5,884)	(5,884)	-	(5,884)
Accumulated other comprehensive loss	(1,171)	-	(1,171)	(1,171)	-	(1,171)
Total shareholders’ equity	57,309	(19,374)	37,935	99,514	(13,986)	85,528
Total liabilities and shareholders’ equity	$155,446	$(924)	$154,522	$189,692	$(314)	$189,378

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three months ended March 31, 2024			For the three months ended March 31, 2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
Sales, net	$18,702	$-	$18,702	$31,228	$-	$31,228
Cost of sales:
Production costs	16,108	-	16,108	19,850	-	19,850
Depreciation and amortization	4,210	-	4,210	7,254	-	7,254
Reclamation and remediation	553	-	553	195	(31)	164
Total cost of sales	20,871	-	20,871	27,299	(31)	27,268
Mine gross (loss) profit	(2,169)	-	(2,169)	3,929	31	3,960
Costs and expenses:
General and administrative expenses	901	54	955	1,193	-	1,193
Mexico exploration expenses	899	-	899	1,389	-	1,389
Michigan Back Forty Project expenses	205	-	205	450	-	450
Stock-based compensation	219	-	219	597	-	597
Other expense, net	1,515	1,602	3,117	1,469	2,054	3,523
Total costs and expenses	3,739	1,656	5,395	5,098	2,054	7,152
Loss before income taxes	(5,908)	(1,656)	(7,564)	(1,169)	(2,023)	(3,192)
Income tax benefit	(1,887)	-	(1,887)	(134)	(164)	(298)
Net loss	$(4,021)	$(1,656)	$(5,677)	$(1,035)	$(1,859)	$(2,894)
Net loss per common share:
Basic and diluted net loss per common share	$(0.05)	$(0.01)	$(0.06)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	88,707,430	-	88,707,430	88,405,935	-	88,405,935

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three months ended June 30, 2024			For the six months ended June 30, 2024
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
Sales, net	$20,782	$-	$20,782	$39,484	$-	$39,484
Cost of sales:
Production costs	17,768	-	17,768	33,876	-	33,876
Depreciation and amortization	5,833	-	5,833	10,043	-	10,043
Reclamation and remediation	773	-	773	1,326	-	1,326
Total cost of sales	24,374	-	24,374	45,245	-	45,245
Mine gross loss	(3,592)	-	(3,592)	(5,761)	-	(5,761)
Costs and expenses:
General and administrative expenses	781	(54)	727	1,682	-	1,682
Mexico exploration expenses	184	-	184	1,083	-	1,083
Michigan Back Forty Project expenses	142	-	142	347	-	347
Stock-based compensation	225	-	225	444	-	444
Other expense, net	6,354	(400)	5,954	7,869	1,202	9,071
Total costs and expenses	7,686	(454)	7,232	11,425	1,202	12,627
Loss before income taxes	(11,278)	454	(10,824)	(17,186)	(1,202)	(18,388)
Income tax provision	16,456	(275)	16,181	14,569	(275)	14,294
Net loss	$(27,734)	$729	$(27,005)	$(31,755)	$(927)	$(32,682)
Net loss per common share:
Basic and diluted net loss per common share	$(0.30)	$-	$(0.30)	$(0.35)	$(0.01)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	91,004,348	-	91,004,348	89,855,890	-	89,855,890

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three months ended June 30, 2023			For the six months ended June 30, 2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
Sales, net	$24,807	$-	$24,807	$56,035	$-	$56,035
Cost of sales:
Production costs	20,302	-	20,302	40,152	-	40,152
Depreciation and amortization	6,474	-	6,474	13,728	-	13,728
Reclamation and remediation	200	(30)	170	395	(61)	334
Total cost of sales	26,976	(30)	26,946	54,275	(61)	54,214
Mine gross (loss) profit	(2,169)	30	(2,139)	1,760	61	1,821
Costs and expenses:
General and administrative expenses	2,130	-	2,130	3,323	-	3,323
Mexico exploration expenses	1,045	-	1,045	2,434	-	2,434
Michigan Back Forty Project expenses	395	-	395	845	-	845
Stock-based compensation	7	-	7	604	-	604
Other expense, net	711	2,162	2,873	2,180	4,217	6,397
Total costs and expenses	4,288	2,162	6,450	9,386	4,217	13,603
Loss before income taxes	(6,457)	(2,132)	(8,589)	(7,626)	(4,156)	(11,782)
(Benefit) provision for income taxes	(1,873)	15	(1,858)	(2,007)	(150)	(2,157)
Net loss	$(4,584)	$(2,147)	$(6,731)	$(5,619)	$(4,006)	$(9,625)
Net loss per common share:
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.10)	$(0.06)	$(0.05)	$(0.11)

Weighted average shares outstanding:
Basic and diluted	88,468,542	-	88,468,542	88,437,413	-	88,437,413

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three months ended September 30, 2024			For the nine months ended September 30, 2024
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
Sales, net	$13,272	$-	$13,272	$52,756	$-	$52,756
Cost of sales:		-			-
Production costs	17,198	-	17,198	51,074	-	51,074
Depreciation and amortization	4,178	-	4,178	14,221	-	14,221
Reclamation and remediation	566	-	566	1,892	-	1,892
Total cost of sales	21,942	-	21,942	67,187	-	67,187
Mine gross loss	(8,670)	-	(8,670)	(14,431)	-	(14,431)
Costs and expenses:
General and administrative expenses	1,293	-	1,293	2,975	-	2,975
Mexico exploration expenses	767	-	767	1,850	-	1,850
Michigan Back Forty Project expenses	202	(25)	177	549	(25)	524
Stock-based compensation	203	-	203	647	-	647
Other expense, net	2,977	2,198	5,175	10,846	3,400	14,246
Total costs and expenses	5,442	2,173	7,615	16,867	3,375	20,242
Loss before income taxes	(14,112)	(2,173)	(16,285)	(31,298)	(3,375)	(34,673)
Income tax (benefit) provision	(3,617)	9	(3,608)	10,952	(266)	10,686
Net loss	$(10,495)	$(2,182)	$(12,677)	$(42,250)	$(3,109)	$(45,359)
Net loss per common share:
Basic and diluted net loss per common share	$(0.11)	$(0.03)	$(0.14)	$(0.46)	$(0.04)	$(0.50)

Weighted average shares outstanding:
Basic and diluted	93,279,750	-	93,279,750	91,005,507	-	91,005,507

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
Sales, net	$20,552	$-	$20,552	$76,587	$-	$76,587
Cost of sales:
Production costs	18,957	-	18,957	59,109	-	59,109
Depreciation and amortization	5,790	-	5,790	19,518	-	19,518
Reclamation and remediation	216	(31)	185	611	(92)	519
Total cost of sales	24,963	(31)	24,932	79,238	(92)	79,146
Mine gross loss	(4,411)	31	(4,380)	(2,651)	92	(2,559)
Costs and expenses:
General and administrative expenses	1,764	-	1,764	5,087	-	5,087
Mexico exploration expenses	1,540	-	1,540	3,974	-	3,974
Michigan Back Forty Project expenses	420	-	420	1,265	-	1,265
Stock-based compensation	(102)	-	(102)	502	-	502
Other expense, net	1,967	1,858	3,825	4,147	6,075	10,222
Total costs and expenses	5,589	1,858	7,447	14,975	6,075	21,050
Loss before income taxes	(10,000)	(1,827)	(11,827)	(17,626)	(5,983)	(23,609)
Income tax benefit	(2,659)	15	(2,644)	(4,666)	(135)	(4,801)
Net loss	$(7,341)	$(1,842)	$(9,183)	$(12,960)	$(5,848)	$(18,808)
Net loss per common share:
Basic and diluted net loss per common share	$(0.08)	$(0.02)	$(0.10)	$(0.15)	$(0.06)	$(0.21)

Weighted average shares outstanding:
Basic and diluted	88,499,327	-	88,499,327	88,458,276	-	88,458,276

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the three months ended March 31, 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	273	-	-	-	273
Common stock issued for vested restricted stock units	88,570	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	(18,137)	-	(11)	-	-	-	(11)
Net loss	-	-	-	(1,035)	-	-	(1,035)
Balance, March 31, 2023	88,804,940	$89	$111,286	$6,671	$(5,884)	$(1,171)	$110,991

Restatement Impacts
Balance, December 31, 2022	-	$-	$-	$(8,138)	$-	$-	$(8,138)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(1,859)	-	-	(1,859)
Balance, March 31, 2023	-	$-	$-	$(9,997)	$-	$-	$(9,997)

Restated
Balance, December 31, 2022	88,734,507	$89	$111,024	$(432)	$(5,884)	$(1,171)	$103,626
Stock-based compensation	-	-	273	-	-	-	273
Common stock issued for vested restricted stock units	88,570	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	(18,137)	-	(11)	-	-	-	(11)
Net loss	-	-	-	(2,894)	-	-	(2,894)
Balance, March 31, 2023	88,804,940	$89	$111,286	$(3,326)	$(5,884)	$(1,171)	$100,994

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the three months ended June 30, 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, March 31, 2023	88,804,940	$89	$111,286	$6,671	$(5,884)	$(1,171)	$110,991
Stock-based compensation	-	-	294	-	-	-	294
Net loss	-	-	-	(4,584)	-	-	(4,584)
Balance, June 30, 2023	88,804,940	$89	$111,580	$2,087	$(5,884)	$(1,171)	$106,701

Restatement Impacts
Balance, March 31, 2023	-	$-	$-	$(9,997)	$-	$-	$(9,997)
Stock-based compensation	-	-	-	-	-	-	-
Net loss	-	-	-	(2,147)	-	-	(2,147)
Balance, June 30, 2023	-	$-	$-	$(12,144)	$-	$-	$(12,144)

Restated
Balance, March 31, 2023	88,804,940	$89	$111,286	$(3,326)	$(5,884)	$(1,171)	$100,994
Stock-based compensation	-	-	294	-	-	-	294
Net loss	-	-	-	(6,731)	-	-	(6,731)
Balance, June 30, 2023	88,804,940	$89	$111,580	$(10,057)	$(5,884)	$(1,171)	$94,557

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the six months ended June 30, 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	567	-	-	-	567
Common stock issued for vested restricted stock units	88,570	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	(18,137)	-	(11)	-	-	-	(11)
Net loss	-	-	-	(5,619)	-	-	(5,619)
Balance, June 30, 2023	88,804,940	$89	$111,580	$2,087	$(5,884)	$(1,171)	$106,701

Restatement Impacts
Balance, December 31, 2022	-	$-	$-	$(8,138)	$-	$-	$(8,138)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(4,006)	-	-	(4,006)
Balance, June 30, 2023	-	$-	$-	$(12,144)	$-	$-	$(12,144)

Restated
Balance, December 31, 2022	88,734,507	$89	$111,024	$(432)	$(5,884)	$(1,171)	$103,626
Stock-based compensation	-	-	567	-	-	-	567
Common stock issued for vested restricted stock units	88,570	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	(18,137)	-	(11)	-	-	-	(11)
Net loss	-	-	-	(9,625)	-	-	(9,625)
Balance, June 30, 2023	88,804,940	$89	$111,580	$(10,057)	$(5,884)	$(1,171)	$94,557

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the three months ended September 30, 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, June 30, 2023	88,804,940	$89	$111,580	$2,087	$(5,884)	$(1,171)	$106,701
Stock-based compensation	-	-	105	-	-	-	105
Common stock issued for vested restricted stock units	41,668	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	130,199	-	56	-	-	-	56
Surrender of common stock for taxes due on vesting	(12,044)	-	(7)	-	-	-	(7)
Net loss	-	-	-	(7,341)	-	-	(7,341)
Balance, September 30, 2023	88,964,763	$89	$111,734	$(5,254)	$(5,884)	$(1,171)	$99,514

Restatement Impacts
Balance, June 30, 2023	-	$-	$-	$(12,144)	$-	$-	$(12,144)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(1,842)	-	-	(1,842)
Balance, September 30, 2023	-	$-	$-	$(13,986)	$-	$-	$(13,986)

Restated
Balance, June 30, 2023	88,804,940	$89	$111,580	$(10,057)	$(5,884)	$(1,171)	$94,557
Stock-based compensation	-	-	105	-	-	-	105
Common stock issued for vested restricted stock units	41,668	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	130,199	-	56	-	-	-	56
Surrender of common stock for taxes due on vesting	(12,044)	-	(7)	-	-	-	(7)
Net loss	-	-	-	(9,183)	-	-	(9,183)
Balance, September 30, 2023	88,964,763	$89	$111,734	$(19,240)	$(5,884)	$(1,171)	$85,528

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the nine months ended September 30, 2023
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, December 31, 2022	88,734,507	$89	$111,024	$7,706	$(5,884)	$(1,171)	$111,764
Stock-based compensation	-	-	672	-	-	-	672
Common stock issued for vested restricted stock units	130,238	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	130,199	-	56	-	-	-	56
Surrender of common stock for taxes due on vesting	(30,181)	-	(18)	-	-	-	(18)
Net loss	-	-	-	(12,960)	-	-	(12,960)
Balance, September 30, 2023	88,964,763	$89	$111,734	$(5,254)	$(5,884)	$(1,171)	$99,514

Restatement Impacts
Balance, December 31, 2022	-	$-	$-	$(8,138)	$-	$-	$(8,138)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(5,848)	-	-	(5,848)
Balance, September 30, 2023	-	$-	$-	$(13,986)	$-	$-	$(13,986)

Restated
Balance, December 31, 2022	88,734,507	$89	$111,024	$(432)	$(5,884)	$(1,171)	$103,626
Stock-based compensation	-	-	672	-	-	-	672
Common stock issued for vested restricted stock units	130,238	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	130,199	-	56	-	-	-	56
Surrender of common stock for taxes due on vesting	(30,181)	-	(18)	-	-	-	(18)
Net loss	-	-	-	(18,808)	-	-	(18,808)
Balance, September 30, 2023	88,964,763	$89	$111,734	$(19,240)	$(5,884)	$(1,171)	$85,528

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the three months ended March 31, 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693
Stock-based compensation	-	-	128	-	-	-	128
Common stock issued for vested restricted stock units	160,736	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	(64,300)	-	(25)	-	-	-	(25)
Net loss	-	-	-	(4,021)	-	-	(4,021)
Balance, March 31, 2024	89,126,872	$89	$112,073	$(12,332)	$(5,884)	$(1,171)	$92,775

Restatement Impacts
Balance, December 31, 2023	-	$-	$-	$(16,265)	$-	$-	$(16,265)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(1,656)	-	-	(1,656)
Balance, March 31, 2024	-	$-	$-	$(17,921)	$-	$-	$(17,921)

Restated
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation	-	-	128	-	-	-	128
Common stock issued for vested restricted stock units	160,736	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	(64,300)	-	(25)	-	-	-	(25)
Net loss	-	-	-	(5,677)	-	-	(5,677)
Balance, March 31, 2024	89,126,872	$89	$112,073	$(30,253)	$(5,884)	$(1,171)	$74,854

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the three months ended June 30, 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, March 31, 2024	89,126,872	$89	$112,073	$(12,332)	$(5,884)	$(1,171)	$92,775
Stock-based compensation	-	-	151	-	-	-	151
Common stock issued for vested restricted stock units	36,255	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	3,478,813	4	1,831	-	-	-	1,835
Surrender of common stock for taxes due on vesting	(12,694)	-	(6)	-	-	-	(6)
Net loss	-	-	-	(27,734)	-	-	(27,734)
Balance, June 30, 2024	92,629,246	$93	$114,049	$(40,066)	$(5,884)	$(1,171)	$67,021

Restatement Impacts
Balance, March 31, 2024	-	$-	$-	$(17,921)	$-	$-	$(17,921)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	729	-	-	729
Balance, June 30, 2024	-	$-	$-	$(17,192)	$-	$-	$(17,192)

Restated
Balance, March 31, 2024	89,126,872	$89	$112,073	$(30,253)	$(5,884)	$(1,171)	$74,854
Stock-based compensation	-	-	151	-	-	-	151
Common stock issued for vested restricted stock units	36,255	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	3,478,813	4	1,831	-	-	-	1,835
Surrender of common stock for taxes due on vesting	(12,694)	-	(6)	-	-	-	(6)
Net loss	-	-	-	(27,005)	-	-	(27,005)
Balance, June 30, 2024	92,629,246	$93	$114,049	$(57,258)	$(5,884)	$(1,171)	$49,829

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the six months ended June 30, 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693
Stock-based compensation	-	-	279	-	-	-	279
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	3,478,813	4	1,831	-	-	-	1,835
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(31,755)	-	-	(31,755)
Balance, June 30, 2024	92,629,246	$93	$114,049	$(40,066)	$(5,884)	$(1,171)	$67,021

Restatement Impacts
Balance, December 31, 2023	-	$-	$-	$(16,265)	$-	$-	$(16,265)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(927)	-	-	(927)
Balance, June 30, 2024	-	$-	$-	$(17,192)	$-	$-	$(17,192)

Restated
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation		-	279	-	-	-	279
Common stock issued for vested restricted stock units	196,991	-		-	-	-	-
Issuance of common stock, net of issuance costs	3,478,813	4	1,831	-	-	-	1,835
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss		-		(32,682)	-	-	(32,682)
Balance, June 30, 2024	92,629,246	$93	$114,049	$(57,258)	$(5,884)	$(1,171)	$49,829

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the three months ended September 30, 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, June 30, 2024	92,629,246	$93	$114,049	$(40,066)	$(5,884)	$(1,171)	$67,021
Stock-based compensation	-	-	184	-	-	-	184
Issuance of common stock, net of issuance costs	1,230,180	1	598	-	-	-	599
Net loss	-	-	-	(10,495)	-	-	(10,495)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(50,561)	$(5,884)	$(1,171)	$57,309

Restatement Impacts
Balance, June 30, 2024	-	$-	$-	$(17,192)	$-	$-	$(17,192)
Stock-based compensation	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Net loss	-	-	-	(2,182)	-	-	(2,182)
Balance, September 30, 2024	-	$-	$-	$(19,374)	$-	$-	$(19,374)

Restated
Balance, June 30, 2024	92,629,246	$93	$114,049	$(57,258)	$(5,884)	$(1,171)	$49,829
Stock-based compensation	-	-	184	-	-	-	184
Issuance of common stock, net of issuance costs	1,230,180	1	598	-	-	-	599
Net loss	-	-	-	(12,677)	-	-	(12,677)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(69,935)	$(5,884)	$(1,171)	$37,935

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
As Previously Reported	For the nine months ended September 30, 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

	(U.S. dollars in thousands, except share amounts)
Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693
Stock-based compensation	-	-	463	-	-	-	463
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	4,708,993	5	2,429	-	-	-	2,434
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(42,250)	-	-	(42,250)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(50,561)	$(5,884)	$(1,171)	$57,309

Restatement Impacts
Balance, December 31, 2023	-	$-	$-	$(16,265)	$-	$-	$(16,265)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(3,109)	-	-	(3,109)
Balance, September 30, 2024	-	$-	$-	$(19,374)	$-	$-	$(19,374)

Restated
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation	-	-	463	-	-	-	463
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	4,708,993	5	2,429	-	-	-	2,434
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(45,359)	-	-	(45,359)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(69,935)	$(5,884)	$(1,171)	$37,935

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the three months ended March 31, 2024			For the three months ended March 31, 2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,021)	$(1,656)	$(5,677)	$(1,035)	$(1,859)	$(2,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(2,132)	-	(2,132)	(715)	(216)	(931)
Depreciation and amortization	4,582	-	4,582	7,276	(30)	7,246
Stock-based compensation	219	-	219	597	-	597
Interest on streaming liabilities	-	2,868	2,868	-	2,330	2,330
Other operating adjustments, net	(230)	-	(230)	631	-	631
Changes in operating assets and liabilities:
Accounts receivable	174	-	174	(49)	-	(49)
Inventories	(211)	-	(211)	1,741	-	1,741
Prepaid expenses and other current assets	596	-	596	1,390	-	1,390
Other non-current assets	104	-	104	(42)	-	(42)
Accounts payable and other accrued liabilities	2,229	(1,212)	1,017	(4,514)	(276)	(4,790)
Cash settled liability awards	(67)	-	(67)	-	-	-
Mining royalty and income taxes payable, net	239	-	239	(4,256)	51	(4,205)
Net cash provided by operating activities	1,482	-	1,482	1,024	-	1,024

Cash flows from investing activities:
Capital expenditures	(1,994)	-	(1,994)	(3,136)	-	(3,136)
Net cash used in investing activities	(1,994)	-	(1,994)	(3,136)	-	(3,136)

Cash flows from financing activities:
Other financing activities	(25)	-	(25)	(16)	-	(16)
Net cash used in financing activities	(25)	-	(25)	(16)	-	(16)
Effect of exchange rate changes on cash and cash equivalents	(55)	-	(55)	(127)	-	(127)

Net decrease in cash and cash equivalents	(592)	-	(592)	(2,255)	-	(2,255)
Cash and cash equivalents at beginning of period	6,254	-	6,254	23,675	-	23,675
Cash and cash equivalents at end of period	$5,662	$-	$5,662	$21,420	$-	$21,420

Supplemental Cash Flow Information
Income and mining taxes paid	$66	$-	$66	$4,501	$-	$4,501
Non-cash investing or financing activities
Value of Common Shares issued for RSU Redemption	$37	$-	$37	-	-	-
Balance of capital expenditures in accounts payable	$295	$-	$295	$1,303	$-	$1,303

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the six months ended June 30, 2024			For the six months ended June 30, 2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands)
Cash flows from operating activities:
Net loss	$(31,755)	$(927)	$(32,682)	$(5,619)	$(4,006)	$(9,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense (benefit)	14,045	(276)	13,769	(2,965)	(202)	(3,167)
Depreciation and amortization	11,010	-	11,010	13,772	(61)	13,711
Stock-based compensation	444	-	444	604	-	604
Interest on streaming liabilities	5,096	1,059	6,155	549	4,217	4,766
Other operating adjustments, net	2,841	-	2,841	616	-	616
Changes in operating assets and liabilities:
Accounts receivable	(242)	-	(242)	730	-	730
Inventories	436	-	436	1,762	-	1,762
Prepaid expenses and other current assets	(1,344)	1,304	(40)	(594)	-	(594)
Other non-current assets	(101)	-	(101)	(72)	-	(72)
Accounts payable and other accrued liabilities	1,802	(1,160)	642	(2,943)	-	(2,943)
Cash settled liability awards	(67)	-	(67)	-	-	-
Mining royalty and income taxes payable, net	(746)	-	(746)	(5,367)	52	(5,315)
Net cash provided by operating activities	1,419	-	1,419	473	-	473

Cash flows from investing activities:
Capital expenditures	(4,008)	-	(4,008)	(6,001)	-	(6,001)
Net cash used in investing activities	(4,008)	-	(4,008)	(6,001)	-	(6,001)

Cash flows from financing activities:
Proceeds from the ATM sales, net of issuance costs	1,835	-	1,835	-	-	-
Other financing activities	(33)	-	(33)	(16)	-	(16)
Net cash provided by (used in) financing activities	1,802	-	1,802	(16)	-	(16)
Effect of exchange rate changes on cash and cash equivalents	(125)	-	(125)	(174)	-	(174)

Net decrease in cash and cash equivalents	(912)	-	(912)	(5,718)	-	(5,718)
Cash and cash equivalents at beginning of period	6,254	-	6,254	23,675	-	23,675
Cash and cash equivalents at end of period	$5,342	$-	$5,342	$17,957	$-	$17,957

Supplemental Cash Flow Information
Income and mining taxes paid	$1,072	$-	$1,072	$6,068	$-	$6,068
Non-cash investing or financing activities:
Value of common shares issued for RSU redemption	$49	$-	$49	62	-	62
Balance of capital expenditures in accounts payable	$502	$-	$502	$508	$-	$508

Gold Resource Corporation

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the nine months ended September 30, 2024			For the nine months ended September 30, 2023
	As Previously Reported	Restatement Impacts	Restated	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands)
Cash flows from operating activities:
Net loss	$(42,250)	$(3,109)	$(45,359)	$(12,960)	$(5,848)	$(18,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)	10,775	(266)	10,509	(5,520)	(187)	(5,707)
Depreciation and amortization	15,589	-	15,589	19,586	(92)	19,494
Stock-based compensation	647	-	647	502	-	502
Interest on streaming liabilities	6,356	3,256	9,612	1,237	6,075	7,312
Other operating adjustments, net	4,446	-	4,446	1,210	-	1,210
Changes in operating assets and liabilities:
Accounts receivable	(1,078)	-	(1,078)	371	-	371
Inventories	1,185	-	1,185	1,580	-	1,580
Prepaid expenses and other current assets	(1,291)	1,045	(246)	300	-	300
Other non-current assets	(154)	-	(154)	-	-	-
Accounts payable and other accrued liabilities	4,937	(926)	4,011	(6,856)	-	(6,856)
Cash settled liability awards	(67)	-	(67)	-	-	-
Mining royalty and income taxes payable, net	(1,048)	-	(1,048)	(6,452)	52	(6,400)
Net cash used in operating activities	(1,953)	-	(1,953)	(7,002)	-	(7,002)

Cash flows from investing activities:
Capital expenditures	(6,353)	-	(6,353)	(9,751)	-	(9,751)
Proceeds from the sale of investment in Maritime	1,178	-	1,178	-	-	-
Net cash used in investing activities	(5,175)	-	(5,175)	(9,751)	-	(9,751)

Cash flows from financing activities:
Proceeds from the ATM sales, net of issuance costs	2,434	-	2,434	56	-	56
Other financing activities	(33)	-	(33)	(23)	-	(23)
Net cash provided by financing activities	2,401	-	2,401	33	-	33
Effect of exchange rate changes on cash and cash equivalents	(175)	-	(175)	(249)	-	(249)

Net decrease in cash and cash equivalents	(4,902)	-	(4,902)	(16,969)	-	(16,969)
Cash and cash equivalents at beginning of period	6,254	-	6,254	23,675	-	23,675
Cash and cash equivalents at end of period	$1,352	$-	$1,352	$6,706	$-	$6,706

Supplemental Cash Flow Information
Income and mining taxes paid	$1,088	$-	$1,088	$7,064	$-	$7,064
Non-cash investing or financing activities:
Value of common shares issued for RSU redemption	$49	$-	$49	79	-	79
Balance of capital expenditures in accounts payable	$385	$1	$386	$392	$-	$392
Balance of equipment financing	$1,041	$-	$1,041	-	$-	$-

Gold Resource Corporation

25. Subsequent Events

On January 21, 2025, the Company closed on a registered direct offering with certain investors for the purchase of 15,625,000 shares of the Company’s common stock at a price of $0.16 per share, resulting in total gross proceeds to the Company of approximately $2.5 million.

Subsequent to year-end, through its subsidiary, Aquila Resources USA Inc., the Company entered into a Share Purchase Agreement with multiple purchasers to sell all of its interest in the Green Light Metals shares, for C$0.10 per share, for total net proceeds of C$1.2 million ($0.9 million), which was received on February 11, 2025.

Subsequent to the end of the year, during January and February 2025, an aggregate of 9,278,601 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of $3.0 million, after deducting the Agent’s commissions and other expenses.

Gold Resource Corporation

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2024 as a result of a material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

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

Management, with the participation the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 due to the material weakness described below.

As of December 31, 2024, the Company has identified the following new material weakness in internal control over financial reporting:

●	The Company did not have adequate policies and procedures to maintain effective internal control over the accounting treatment related to complex areas.

Remediation Plan

The Company is in the process of implementing the following measures designed to improve its internal control over financial reporting and to remediate the deficiencies that led to the material weakness, including designing and implementing new controls activities, and enhancing existing control activities:

●	The Company will continue to evaluate and analyze in consultation with outside third-party accounting experts on non-routine, unusual, or complex transactions that are subject to technical accounting standards and significant judgement or differences in interpretation, in reaching technical accounting conclusions.

Gold Resource Corporation

●	The Company will subject its technical accounting conclusions to various quality control reviews prior to finalization for non-routine, unusual, or complex transactions that are subject to significant judgment or differences in interpretation.

The Company has begun to remediate the material weakness and will continue to remediate the matter as efficiently and effectively as possible. However, management will not be able to conclude that it has remediated the material weakness until the applicable controls are fully implemented, operate for a sufficient period of time, and management has concluded, through formal testing, that these controls are operating effectively. The Company will continue to monitor the design and effectiveness of these and other processes, procedures, and controls and make any further changes management deems appropriate.

Changes in Internal Control over Financial Reporting

Except for the material weakness disclosed above, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the fourth quarter of the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 30, 2024, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Gold Resource Corporation

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information to be contained in the Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”), which the Company will file within 120 days after the end of the fiscal year ended December 31, 2024.

Code of Ethics

The Company has adopted a code of ethics that applies to all of employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of officers performing similar functions. The full text of the code of ethics can be found on the Corporate Governance page on the Company’s website. In the event the Board of Directors approves an amendment to or waiver from any provision of the code of ethics, the Company will disclose the required information pertaining to such amendment or waiver on its website.

Insider Trading Policy

The Company has also adopted an insider trading policy, which is available on the Company’s website and filed as Exhibit 19.1 to this Form 10-K. The Company’s insider trading policy specifically prohibits all directors and employees from engaging in short sales, publicly traded options, puts and calls, forward sale contracts, and other swap, hedging and derivative transactions relating to securities of the Company. The policy also specifically prohibits the Company’s executive officers and directors from holding securities of the Company in margin accounts or pledging securities of the Company as collateral for loans.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information to be contained in the 2025 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information to be contained in the 2025 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information to be contained in the 2025 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information to be contained in the 2025 Proxy Statement.

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

3.1.4

Articles of Amendment to the Articles of Incorporation as filed with the Colorado Secretary of State on August 6, 2024 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024).

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

Gold Resource Corporation

10.4#	Gold Resource Corporation 2016 Equity Incentive Plan (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on December 7, 2016).

10.5#	Form of Stock Option Agreement (incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.6#	Form of RSU Agreement (incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.7#	Form of RSU Agreement (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.8#

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

10.10#

Employment Agreement dated December 31, 2020 between Gold Resource Canada Corporation and Allen Palmiere (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 31, 2020).

10.11#

Employment Agreement dated May 12, 2021 between Gold Resource Canada Corporation and Alberto Reyes (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2021).

10.12#

Employment Agreement dated August 2, 2023 between Gold Resource Corporation and Chet Holyoak (incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).

10.13

Arrangement Agreement by and among Gold Resource Corporation, Gold Resource Acquisition Sub, Inc. and Aquila Resources Inc. dated October 5, 2021 (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2021).

10.14	Aquila and Osisko - Amended and Restated Gold Purchase Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

10.15	Aquila and Osisko - Amended and Restated Silver Purchase Agreement (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

19.1*	Insider Trading Policy

21*	Subsidiaries of the Company.

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

23.2*	Consent of Qualified Person.

23.3*	Consent of Qualified Person.

23.4*	Consent of Qualified Person.

23.5*	Consent of Qualified Person.

Gold Resource Corporation

23.6*	Consent of Qualified Person.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

96.1

Technical Report Summary for the Back Forty Mine Project dated September 30, 2023 (incorporated by reference from Exhibit 96 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).

96.2

Technical Report Summary for the Don David Gold Mine dated December 31, 2024 (incorporated by reference from Exhibit 96.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2025).

97.1	Policy for Recoupment of Executive Compensation effective July 26, 2023 (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).

101*

The following items from the Annual Report on Form 10-K for the year ended December 31, 2024 are furnished herewith, formatted in inline XBRL: (A) Cybersecurity; (B) the following financial statements: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements; (C) Insider Trading Policy; and (D) Rule 10b5-1 Trading Arrangements.

104	Cover Page Interactive Data File (embedded within the XBRL document).
*	Filed herewith
#	Indicates management contract or compensatory plan, contract or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

Gold Resource Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: April 8, 2025	/s/ Allen Palmiere
By: Allen Palmiere, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Palmiere	Chief Executive Officer, President and Director	April 8, 2025
Allen Palmiere	(Principal Executive Officer)

/s/ Chet Holyoak	Chief Financial Officer	April 8, 2025
Chet Holyoak	(Principal Financial and Accounting Officer)

/s/ Ron Little	Director	April 8, 2025
Ron Little

/s/ Lila Murphy	Director	April 8, 2025
Lila Murphy

Gold Resource Corporation