Form 10-Q
period 2025-03-31
GOLD RESOURCE CORP
filed 2025-05-12
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,449,731 shares of common stock outstanding as of May 8, 2025.

GOLD RESOURCE CORPORATION

FORM 10-Q

Aerial View of Processing Plant

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

FIRST QUARTER 2025 SUMMARY

A summary for the three months ended March 31, 2025 is presented below and discussed further under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Don David Gold Mine (“DDGM”)

●	In the first quarter of 2025, DDGM, located in Mexico, produced and sold a total of 3,394 gold equivalent (“AuEq”) ounces, comprised of 859 gold ounces and 230,320 silver ounces at an average sales price per ounce of $2,956 and $32.54, respectively.
●	During the first quarter, underground definition and grade control drilling progressed positively at the Three Sisters vein system, targeting the Sandy 1, Sandy 2 and Sadie 1 veins. Additionally, some definition drilling was completed on the Marena, Santa Helena and Viridiana veins within the Arista system. The goal of the drilling is to maximize potential economic returns from near-term production from both of the vein systems. Although underground exploration drilling is currently suspended, additional step-out targets at the Three Sisters and Arista vein systems have been identified for future drill testing. Exploration drilling will resume once the necessary development is completed and the Company’s working capital has increased.

Corporate and Financial

●	The Company has $6.2 million in working capital and $4.9 million in cash as of March 31, 2025.
●	Net loss was $8.3 million or $0.07 per share for the quarter, which was mainly attributable to lower production and a decrease in net sales. Production was significantly impacted by the aging mining fleet with lessened availability of the critical mining equipment and the lack of alternative ore production headings.
●	Total cash cost after co-product credits for the quarter was $2,494 per AuEq ounce, and total all-in sustaining cost (“AISC”) after co-product credits for the quarter was $3,252 per AuEq ounce. (See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Measures for a reconciliation of non-GAAP measures to applicable GAAP measures).

Liquidity Update

Both the grade and tonnes produced from the mining operations at DDGM remained lower than previous years during the first quarter of 2025. There are several factors that caused these declines. The Company has encountered significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine. Due to the continued challenges with equipment availability and the decreased cash due to prior production shortfalls, the Company was not able to maintain its projected timeline for the development of future production zones. As a result, the Company is currently mining only one face at a time in areas that are accessible. The current lack of other available production zones has placed additional pressure on the Company’s ability to achieve its production estimates, as any problems encountered at the current production zone cannot be offset by production elsewhere in the mine. In addition, the mill continued to experience mechanical issues that resulted in lower throughput, and when combined with the lower tons mined, resulted in a production shortfall. To minimize the mechanical issues and return the mine to a cash positive position, capital is necessary to replace some of the mining fleet and upgrade the mill.

The Company believes that the mine has potential to generate positive cash flow based on the information to date from the new areas of the Three Sisters, as well as other areas that have been discovered near the existing mining zones. In order to develop access and better define these new areas, an investment must be made in the equipment and mine plan. Without the addition of these areas to the life-of-mine plan, the Company does not believe that the mine will generate sufficient free cash flow in the near term.

The Company’s inability to achieve its production estimates and lack of adequate liquidity has created substantial doubt about its ability to continue as a going concern. The Company previously announced that it would require approximately $7.0 million to obtain additional mining equipment and for mill upgrades. Management is currently looking to reduce the amount necessary for mining equipment purchases by purchasing used equipment in good condition and using a third-party contractor that will provide its own equipment. In addition to the above

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

mentioned equipment and mill upgrades, the Company also expects to require approximately $8.0 million in working capital over the next 12 months in order to fund the initial development to access the Three Sisters and Splay 31 systems, although not all of this capital will be required immediately. Due to the early 2025 production challenges described above, the Company does not believe that the mine will generate sufficient cash flow to fund these improvements.

The Company raised $2.5 million through a registered direct offering in January 2025. Further, in February 2025, the Company sold its interest in Green Light Metals for $0.9 million. Year-to-date 2025, the Company has raised $8.6 million through its At-The-Market Offering (“ATM”) Program, after deducting the agent’s commissions and other expenses, and may utilize the ATM further to raise capital, as required. A portion of these proceeds was used to fund operations during the first quarter of 2025.

Additionally, on May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million). The Company continues to evaluate various financing options to fund its working capital needs for the next 12 months.

If the Company is unable to obtain additional capital and successfully develop the new mining areas, the continued operation of the mine may not be possible beyond the third quarter of 2025. If continued operation of the mine is not possible, the Company may be compelled to place the mine on “care and maintenance” status, which would likely trigger significant severance and other costs, which the Company may not be able to pay.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)

(Unaudited)

		As of	As of
		March 31,	December 31,
	Note	2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$4,891	$1,628
Accounts receivable, net		3,234	2,184
Inventories, net	6	6,387	6,940
Prepaid expenses and other current assets	8	5,684	5,828
Total current assets		20,196	16,580
Property, plant, and mine development, net	9	127,330	128,389
Other non-current assets	10	130	905
Total assets		$147,656	$145,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$10,635	$11,258
Mining royalty taxes payable, net		396	195
Accrued expenses and other current liabilities	11	3,012	3,031
Total current liabilities		14,043	14,484
Reclamation and remediation liabilities	13	10,950	10,669
Gold and silver stream agreements liability	12	78,253	74,432
Deferred tax liabilities, net	7	14,466	14,041
Contingent consideration	14	3,666	3,389
Other non-current liabilities	11	1,694	1,576
Total liabilities		123,072	118,591

Commitments and contingencies	14

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized: 120,442,686 and 95,324,949 shares outstanding at March 31, 2025 and December 31, 2024, respectively		121	96
Additional paid-in capital		120,914	115,319
Accumulated deficit		(89,396)	(81,077)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		24,584	27,283
Total liabilities and shareholders’ equity		$147,656	$145,874

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended
		March 31,
	Note	2025	2024
			Restated

Sales, net	5	$12,354	$18,702
Cost of sales:
Production costs		10,708	16,108
Depreciation and amortization		2,704	4,210
Reclamation and remediation		394	553
Total cost of sales		13,806	20,871
Mine gross loss		(1,452)	(2,169)
Costs and expenses:
General and administrative expenses		1,144	955
Mexico exploration expenses		281	899
Michigan Back Forty Project expenses		204	205
Stock-based compensation	18	400	219
Other expense, net	19	4,311	3,117
Total costs and expenses		6,340	5,395
Loss before income taxes		(7,792)	(7,564)
Income tax provision (benefit)	7	527	(1,887)
Net loss		$(8,319)	$(5,677)
Net loss per common share:
Basic and diluted net loss per common share	20	$(0.07)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	20	112,442,135	88,707,430

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended March 31, 2025 and 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation	-	-	128	-	-	-	128
Common stock issued for vested restricted stock units	160,736	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	(64,300)	-	(25)	-	-	-	(25)
Net loss	-	-	-	(5,677)	-	-	(5,677)
Balance, March 31, 2024 - Restated	89,126,872	$89	$112,073	$(30,253)	$(5,884)	$(1,171)	$74,854

Balance, December 31, 2024	95,661,347	$96	$115,319	$(81,077)	$(5,884)	$(1,171)	$27,283
Stock-based compensation	-		140	-	-	-	140
Common stock issued for vested restricted stock units	328,942	-		-	-	-	-
Issuance of common stock, net of issuance costs (1)	9,287,601	9	3,013	-	-	-	3,022
Surrender of common stock for taxes due on vesting	(123,806)	-	(42)	-	-	-	(42)
Registered Direct Offering (2)	15,625,000	16	2,484				2,500
Net loss	-		-	(8,319)	-	-	(8,319)
Balance, March 31, 2025	120,779,084	$121	$120,914	$(89,396)	$(5,884)	$(1,171)	$24,584

(1)	An aggregate of 9,287,601 shares of the Company’s common stock were sold through the ATM Program during the three months ended March 31, 2025, for net proceeds of $3.0 million to the Company, after deducting the agent’s commissions and other fees. No shares of the Company’s common stock were sold through the ATM Program during the three months ended March 31, 2024. Please also see Note—15 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	In January 2025, the Company closed its registered direct offering of 15,625,000 shares of the Company’s common stock at a price of $0.16 per share, resulting in total gross proceeds of $2.5 million.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the three months ended March 31,
	Note	2025	2024
			Restated
Cash flows from operating activities:
Net loss		$(8,319)	$(5,677)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax expense (benefit)		427	(2,132)
Depreciation and amortization		2,918	4,582
Stock-based compensation		400	219
Interest on streaming liabilities		3,821	2,868
Other operating adjustments, net	22	164	(230)
Changes in operating assets and liabilities:
Accounts receivable		(1,050)	174
Inventories		514	(211)
Prepaid expenses and other current assets		161	596
Other non-current assets		426	104
Accounts payable and other accrued liabilities		(454)	1,017
Cash settled liability awards		(33)	(67)
Mining royalty and income taxes payable, net		197	239
Net cash (used in) provided by operating activities		(828)	1,482

Cash flows from investing activities:
Capital expenditures		(2,182)	(1,994)
Proceeds from the sale of investment in Green Light Metals		854	-
Net cash used in investing activities		(1,328)	(1,994)

Cash flows from financing activities:
Proceeds from ATM Program sales, net of issuance costs		3,022	-
Proceeds from the Registered Direct Offerings		2,500	-
Other financing activities		(42)	(25)
Net cash provided by (used in) financing activities		5,480	(25)
Effect of exchange rate changes on cash and cash equivalents		(61)	(55)

Net increase (decrease) in cash and cash equivalents		3,263	(592)
Cash and cash equivalents at beginning of period		1,628	6,254
Cash and cash equivalents at end of period		$4,891	$5,662

Supplemental Cash Flow Information
Income and mining taxes paid		$-	$66
Non-cash investing or financing activities:
Value of common shares issued for RSU redemption		$69	$37
Balance of capital expenditures in accounts payable		$339	$295
Balance of equipment financing		$539	$-

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2025
(Unaudited)

1. Basis of Preparation of Financial Statements

The Condensed Consolidated Interim Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules. However, the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements do not necessarily indicate the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K (the “2024 Annual Report”). The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the 2024 Annual Report.

2. Restatement of Financial Statements

The interim unaudited condensed consolidated financial statements include corrections to the three months period ended March 31, 2024, which were presented in Note 24 to the consolidated financial statements for the year ended December 31, 2024, in the Company’s 2024 Form 10-K filed on April 8, 2025. During the preparation of the consolidated financial statements for the year ended December 31, 2024, management of the Company identified that liabilities related to the Company’s Back Forty Project with respect to the Gold and Silver Stream Agreements with Osisko (the “Osisko Stream Agreements”) were incorrectly presented in the Company’s financial statements due to errors in the application of U.S. GAAP. The errors related to the calculation of interest accretion over the liabilities associated with the Osisko Stream Agreements (the “streaming liabilities”). It was determined that the streaming liabilities should be accounted for under Financial Accounting Standards Board’s Accounting Standards Codification 606, Revenue from Contracts with Customers, and that a significant financing component is present that should be accreted using the effective interest method. The resulting errors understated the streaming liabilities and net loss for all the impacted periods noted below.

The correction to the Company’s consolidated statements of operations also impacts the Company’s consolidated balance sheets, consolidated statements of changes in shareholders’ equity, consolidated statements of cash flows, and certain notes to the consolidated financial statements.

In the restated presentation, the Company also recorded previously uncorrected misstatements that were determined to be immaterial to the financial statements in prior periods.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024:

	UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	For the three months ended March 31, 2024
	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands, except share and per share amounts)
Sales, net	$18,702	$-	$18,702
Cost of sales:
Production costs	16,108	-	16,108
Depreciation and amortization	4,210	-	4,210
Reclamation and remediation	553	-	553
Total cost of sales	20,871	-	20,871
Mine gross (loss) profit	(2,169)	-	(2,169)
Costs and expenses:
General and administrative expenses	901	54	955
Mexico exploration expenses	899	-	899
Michigan Back Forty Project expenses	205	-	205
Stock-based compensation	219	-	219
Other expense, net	1,515	1,602	3,117
Total costs and expenses	3,739	1,656	5,395
Loss before income taxes	(5,908)	(1,656)	(7,564)
Income tax benefit	(1,887)	-	(1,887)
Net loss	$(4,021)	$(1,656)	$(5,677)
Net loss per common share:
Basic and diluted net loss per common share	$(0.05)	$(0.01)	$(0.06)

Weighted average shares outstanding:
Basic and diluted	88,707,430	-	88,707,430

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2024:

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2024:

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the three months ended March 31, 2024
	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,021)	$(1,656)	$(5,677)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit	(2,132)	-	(2,132)
Depreciation and amortization	4,582	-	4,582
Stock-based compensation	219	-	219
Interest on streaming liabilities	-	2,868	2,868
Other operating adjustments, net	(230)	-	(230)
Changes in operating assets and liabilities:
Accounts receivable	174	-	174
Inventories	(211)	-	(211)
Prepaid expenses and other current assets	596	-	596
Other non-current assets	104	-	104
Accounts payable and other accrued liabilities	2,229	(1,212)	1,017
Cash settled liability awards	(67)	-	(67)
Mining royalty and income taxes payable, net	239	-	239
Net cash provided by operating activities	1,482	-	1,482

Cash flows from investing activities:
Capital expenditures	(1,994)	-	(1,994)
Net cash used in investing activities	(1,994)	-	(1,994)

Cash flows from financing activities:
Other financing activities	(25)	-	(25)
Net cash used in financing activities	(25)	-	(25)
Effect of exchange rate changes on cash and cash equivalents	(55)	-	(55)

Net decrease in cash and cash equivalents	(592)	-	(592)
Cash and cash equivalents at beginning of period	6,254	-	6,254
Cash and cash equivalents at end of period	$5,662	$-	$5,662

Supplemental Cash Flow Information
Income and mining taxes paid	$66	$-	$66
Non-cash investing or financing activities
Value of Common Shares issued for RSU Redemption	$37	$-	$37
Balance of capital expenditures in accounts payable	$295	$-	$295

3. New Accounting Pronouncements

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

4. Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40"), the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company’s low production and lack of adequate liquidity has created substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $8.3 million and the net cash used by operating activities of $0.8 million for the three months ended March 31, 2025, as well as the cash and cash equivalents balance of $4.9 million as of March 31, 2025. The interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management continues to seek and consider financing alternatives to raise additional funds for equipment purchases, development costs, and working capital. Failure to raise additional funds through either equity or debt will cause the Company to further reduce its working capital, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations until sufficient capital is available. Additionally, even if the Company does raise sufficient capital to support its operating expenses and generate revenues, there can be no assurances that the revenue will be sufficient to enable it to achieve a level where it will generate profits and positive cash flows from operations.

5. Revenue

The Company derives its revenue mainly from the sale of concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended March 31,
	2025	2024

	(in thousands)
Doré sales, net
Gold	$-	$24
Silver	-	1
Less: Refining charges	-	(6)
Total doré sales, net	-	19
Concentrate sales
Gold	2,485	7,399
Silver	7,452	5,068
Copper	472	2,241
Lead	539	1,364
Zinc	1,751	4,122
Less: Treatment and refining charges	(447)	(1,577)
Total concentrate sales, net	12,252	18,617
Realized gain - embedded derivative, net (1)	24	23
Unrealized gain - embedded derivative, net	78	43
Total sales, net	$12,354	$18,702
(1)	Copper, lead, and zinc are co-products. In the Realized gain (loss) - embedded derivative, net, there is $72 thousand loss related to these co-products for the three months ended March 31, 2025. There is $22 thousand gain, in the Realized gain (loss) - embedded derivative, net, related to the co-products for the three months ended March 31, 2024.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

6. Inventories, net

At March 31, 2025 and December 31, 2024, inventories, net, consisted of the following:

	As of	As of
	March 31,	December 31,
	2025	2024

	(in thousands)
Stockpiles - underground mine	$159	$73
Concentrates	653	902
Doré, net	175	169
Subtotal - product inventories	987	1,144
Materials and supplies (1)	5,400	5,796
Total	$6,387	$6,940
(1)	Net of reserve for obsolescence of $0.7 million as of both March 31, 2025 and December 31, 2024.

7. Income Taxes

The Company recorded an income tax expense of $0.5 million for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recorded an income tax benefit of $1.9 million. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%. Income in Mexico is taxed at 38.5% (30% income tax and 8.5% mining tax), and Canada’s income is taxed at 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates.

Mexico Valuation Allowance

The Company recorded a valuation allowance on all of the Mexico Income Tax net deferred tax assets in 2024 and has continued with a valuation allowance on all of the Mexico Income Tax net deferred tax assets as of March 31, 2025. In accordance with applicable accounting rules, a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized, after considering all available evidence, both positive and negative. The Company determined a valuation allowance on Mexico Income Tax deferred tax assets was necessary due primarily to the recent losses at the Mexico mine.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 8.5%, effective January 1, 2025, of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 1.0%, also effective January 1, 2025, on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax generally applies to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no corporate deductions related to depreciable costs from operational fixed assets. However, prospecting and exploration expenses are amortized using a 10% rate in a 10-year straight line. Both duties are tax deductible for income tax purposes. As a result, the Company’s effective tax rate applicable to the Company’s Mexican operations is higher than Mexico’s statutory income tax rate.

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. as dividends. Mexico requires a 10% Mexico withholding tax on all post-2013 earnings. The Company began distributing post-2013 earnings from Mexico in 2018. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is reduced to 5% if certain requirements are met. The Company determined that it had met such requirements

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

and paid a 5% withholding tax on dividends received from Mexico, and as a result, $0.1 million in withholding taxes was paid for the three months ended March 31, 2024. At the end of 2024, the Company reviewed the tax treaty and believes that it qualifies for a 0% tax withholding. No dividends from Mexico were received by the Company for the three months ended March 31, 2025. Going forward, the Company will apply a 0% tax withholding on any dividend payments from its Mexico subsidiary.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $16.2 million as of March 31, 2025) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system, if necessary, to ensure that these adjustments are removed. Management believes the position taken on the 2015 income tax return meets the more likely than not threshold and that as of March 31, 2025 and December 31, 2024, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax provision (benefit).

8. Prepaid Expenses and Other Current Assets

At March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2025	2024

	(in thousands)
Advances to suppliers	$48	$46
Prepaid insurance	493	1,121
Prepaid income tax	3,898	3,906
Other current assets	1,245	755
Total	$5,684	$5,828

Prepaid income tax

Mexican tax statutes specify that the current year tax prepayments be calculated based on a coefficient for prior year earnings, regardless of current year results. Starting in the third quarter of each year, these same statutes allow companies to request a reduction of the coefficient, which adjusts for losses experienced in the current year. During 2023, DDGM had to prepay approximately 76 million pesos despite the losses for the year. In 2024, some of these overpayments were used to offset the required 2024 tax prepayments. Due to the 2024 losses, no income tax payments are expected in 2025. Subsequent to quarter end, on May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million).

Other current assets

A value-added (“IVA”) tax in Mexico is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of March 31, 2025 and December 31, 2024, this resulted in an asset balance of $0.9 million and $0.5 million, respectively, included in Other current assets.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

9. Property, Plant, and Mine Development, net

At March 31, 2025 and December 31, 2024, property, plant, and mine development, net consisted of the following:

	As of	As of
	March 31,	December 31,
	2025	2024

	(in thousands)
Asset retirement costs (“ARO asset”)	$6,740	$6,740
Construction-in-progress	2,203	1,165
Furniture and office equipment	1,713	1,722
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,118	2,118
Machinery and equipment	45,058	44,858
Mill facilities and infrastructure	36,462	36,463
Mine development	121,488	120,906
Software and licenses	1,554	1,554
Subtotal	305,912	304,102
Accumulated depreciation and amortization	(178,582)	(175,713)
Total	$127,330	$128,389

The Company recorded depreciation and amortization expense of $2.7 million and $4.2 million for the three months ended March 31, 2025 and 2024, respectively.

10. Other Non-current Assets

At March 31, 2025 and December 31, 2024, other non-current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2025	2024

	(in thousands)
Investment in Green Light Metals	-	852
Other non-current assets	130	53
Total	$130	$905

Investment in Green Light Metals

On December 28, 2022, the Company received 12.25 million common shares of Green Light Metals as a settlement for a promissory note receivable acquired with the Aquila Resources Inc. (“Aquila”) acquisition. This represented approximately 28.5% ownership in Green Light Metals at the time. In the first quarter of 2025, through its subsidiary, Aquila Resources USA Inc., the Company entered into a share purchase agreement with multiple purchasers to sell all of its interest in the Green Light Metals shares, for $0.10 Canadian dollars (“C$”) per share, for total net proceeds of C$1.2 million ($0.9 million), which was received on February 11, 2025. As of December 31, 2024, the fair value of this investment was $0.9 million.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

11. Accrued Expenses and Other Liabilities

At March 31, 2025 and December 31, 2024, accrued expenses and other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2025	2024
		Restated
	(in thousands)
Accrued royalty payments	$787	$650
Accrual for short-term incentive plan	847	701
Liability for Aquila drillhole capping	8	8
Share-based compensation liability - current	61	33
Equipment financing	539	744
Employee profit sharing obligation	5	5
Other payables	765	890
Total accrued expenses and other current liabilities	$3,012	$3,031

Accrued non-current labor obligation	$1,121	$1,251
Share-based compensation liability	517	318
Other long-term liabilities	56	7
Total other non-current liabilities	$1,694	$1,576

12. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Company’s Gold and Silver Stream Agreements (the “Osisko Stream Agreements”) with Osisko Bermuda Limited (“Osisko”) as of March 31, 2025 and December 31, 2024:

	As of	As of
	March 31,	December 31,
	2025	2024

	(in thousands)
Liability related to the Osisko Gold Stream Agreement	$34,765	$33,067
Liability related to the Osisko Silver Stream Agreement	43,488	41,365
Total liability	$78,253	$74,432

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko, pursuant to which Osisko agreed to commit approximately $55.0 million to Aquila through a gold stream purchase agreement (the “Osisko Gold Stream Agreement”). In June 2020, Aquila amended the Osisko Gold Stream Agreement, reducing the total committed amount to $50.0 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20.0 million of the funds committed at the time of the Company’s acquisition. Remaining deposits from Osisko are $5.0 million upon receipt of permits required for the development and operation of the Back Forty Project and $25.0 million upon the first drawdown of an appropriate project debt finance facility. Osisko has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of the Company. The initial term of the Osisko Gold Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Gold Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2025. In March 2024, the Company secured an amendment to the Osisko Gold Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

The $20.0 million received from Osisko pursuant to the Osisko Gold Stream Agreement through December 31, 2024 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum at March 31, 2025 and at December 31, 2024. As the remaining $30.0 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheets

Per the terms of the Osisko Gold Stream Agreement, Osisko will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 gold ounces (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, Osisko will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko. Please see Note 14—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with Osisko to purchase 85% of the silver produced and sold at the Back Forty Project (the “Osisko Silver Stream Agreement”). A total of $17.2 million has been advanced under the Osisko Silver Stream Agreement as of March 31, 2025. There are no future deposits remaining under the Osisko Silver Stream Agreement. The initial term of the Osisko Silver Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Silver Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2025. In March 2024, the Company secured an amendment to the Osisko Silver Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

Per the terms of the Osisko Silver Stream Agreement, Osisko will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4 per ounce of silver. Where the market price of silver is greater than $4 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from Osisko pursuant to the Osisko Silver Stream Agreement through December 31, 2024 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

life-of-mine production to be deliverable and was 22.2% per annum at March 31, 2025 and at December 31, 2024. Please see Note 14—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

13. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	2025	2024

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,839	$2,233
Foreign currency exchange gain	17	(394)
Reclamation liabilities – balance at end of period	1,856	1,839

Asset retirement obligation – balance at beginning of period	8,838	9,562
Changes in estimate (1)	-	512
Liability for Aquila drillhole capping	-	(329)
Accretion	180	793
Foreign currency exchange gain	84	(1,700)
Asset retirement obligation – balance at end of period	9,102	8,838
Total period end balance	$10,958	$10,677
(1)	In 2024, the Company updated its closure plan study, which resulted in a $0.5 million increase in the estimated liability and ARO asset.

The following table presents the reclamation and remediation obligations as of March 31, 2025 and December 31, 2024:

	As of	As of
	March 31,	December 31,
	2025	2024

	(in thousands)
Current reclamation and remediation liabilities (1)	$8	$8
Non-current reclamation and remediation liabilities	10,950	10,669
Total	$10,958	$10,677

The Company’s undiscounted reclamation liabilities of $1.9 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively, are related to DDGM. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of the Company’s property, plant, and mine development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant, and Mine Development, post-2013 development stage status, which are discounted using a credit adjusted risk-free rate of 10%. As of March 31, 2025 and December 31, 2024, the Company’s asset retirement obligation was $9.1 million and $8.8 million, respectively, primarily related to DDGM in Mexico.

14. Commitments and Contingencies

Commitments

As of March 31, 2025 and December 31, 2024, the Company has equipment purchase commitments of $0.8 million and $1.5 million, respectively.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

The total value of the contingent consideration as of March 31, 2025 and December 31, 2024 was $3.7 million and $3.4 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Condensed Consolidated Interim Statements of Operations.

The following table shows the change in the balance of the contingent consideration for the three months ended March 31, 2025 and for the year ended December 31, 2024:

	2025	2024

	(in thousands)
Beginning Balance of contingent consideration:
Non-current contingent consideration	$3,389	$3,404

Change in value of contingent consideration - Non-current	277	(15)

Ending Balance of contingent consideration:
Non-current contingent consideration	$3,666	$3,389

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

15. Shareholders’ Equity

The Company’s At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019, was amended in May 2023 and renewed in June 2023. Pursuant to the amended ATM Agreement, the Agent has agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to the amount registered on the registration statement on Form S-3 relating to the ATM Program, which is $15.85 million as of April 11, 2025. During the three months ended March 31, 2025, an aggregate of 9,287,601 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of $3.0 million after deducting the agent’s commissions and other fees. During the three months ended March 31, 2024, there were no shares of the Company’s common stock sold through the ATM Program. Subsequent to the end of the first quarter, through May 8, 2025, an aggregate of 15,852,054 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of $5.6 million, after deducting the agent’s commissions and other expenses.

On January 21, 2025, the Company closed on a registered direct offering with certain investors for the purchase of 15,625,000 shares of the Company’s common stock at a price of $0.16 per share, resulting in total gross proceeds to the Company of approximately $2.5 million.

16. Derivatives

Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and sales to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note—21 Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information on the realized and unrealized gain (loss) recorded to adjust accounts receivable and revenue.

The following table summarizes the Company’s unsettled sales contracts at March 31, 2025 with the quantities of metals under contract subject to final pricing expected to occur through December 2024:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	1,076	338,556	33	1,073	1,623
Average forward price (per ounce or tonne)	$2,832	$32.02	$9,753	$1,988	$2,933
Unsettled sales contracts value (in thousands)	$3,047	$10,841	$322	$2,133	$4,760	$21,103

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

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Note 11—Accrued Expenses and Other Liabilities in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

18. Stock-Based Compensation

The Company’s compensation program comprises three main elements: (1) base salary, (2) an annual short-term incentive plan (“STIP”) award which may be in the form of cash or deferred share units (“DSUs”) with immediate vesting, and (3) long-term equity-based incentive compensation (“LTIP”) in the form of stock options, restricted stock units (“RSUs”), and performance share units (“PSUs”).

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, PSUs, and DSUs.

The Company’s STIP provides for an annual cash bonus payable upon achievement of specified performance metrics for its management team. STIP may also be settled as a cash payable through the issuance of fully vested equity awards (such as fully vested stock grants or DSUs), or a combination of cash and stock DSUs. As of March 31, 2025, the Company accrued $0.7 million in accrued expenses and other liabilities related to the program.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended March 31,
	2025	2024

	(in thousands)
Stock options	$-	$22
Restricted stock units	140	106
Performance share units	(5)	34
Deferred share units	265	57
Total	$400	$219

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Stock Options

A summary of stock option activities under the Incentive Plan for the three months ended March 31, 2025 and 2024 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)
Outstanding as of December 31, 2023	840,612	$2.99
Granted, Exercised, Expired, or Forfeited	-	-
Outstanding as of March 31, 2024	840,612	$2.99

Outstanding as of December 31, 2024	840,612	$2.99
Granted, Exercised, Expired, or Forfeited	-	-
Outstanding as of March 31, 2025	840,612	$2.99

Vested and exercisable as of March 31, 2025	840,612	$2.99

Restricted Stock Units

A summary of RSU activities under the Incentive Plan for the three months ended March 31, 2025 and 2024 is presented below:

	Restricted Stock Units	Fair Value (in thousands)
Nonvested as of December 31, 2023	847,255	$319
Vested but not redeemed (deferred)	(134,257)
Vested and redeemed	(96,436)
Vested and forfeited for net settlement	(64,300)
Forfeited	(28,359)
Nonvested as of March 31, 2024	523,903	$228

Nonvested as of December 31, 2024	1,931,258	$444
Vested but not redeemed (deferred)	(397,782)
Vested and redeemed	(205,136)
Vested and forfeited for net settlement	(123,806)
Nonvested as of March 31, 2025	1,204,534	$614

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Performance Share Units

A summary of PSU activities under the Incentive Plan for the three months ended March 31, 2025 and 2024 is presented below:

	Performance Share Units	Liability Balance (in thousands)
Outstanding as of December 31, 2023	880,926	$164
Redeemed	(201,258)
Outstanding as of March 31, 2024	679,668	$132

Outstanding as of December 31, 2024	1,328,922	$148
Redeemed	(241,195)
Outstanding as of March 31, 2025	1,087,727	$109

Deferred Share Units

A summary of DSU activities under the Incentive Plan for the three months ended March 31, 2025 and 2024 is presented below:

	Deferred Stock Units	Liability Balance (in thousands)
Outstanding as of December 31, 2023	586,291	$223
Granted in lieu of board fees	64,584
Outstanding as of March 31, 2024	650,875	$280

Outstanding as of December 31, 2024	883,384	$203
Granted in lieu of board fees	35,008
Outstanding as of March 31, 2025	918,392	$468

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

19. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended March 31,
	2025	2024
		Restated
	(in thousands)
Unrealized currency exchange loss (gain) (1)	$49	$(54)
Realized currency exchange loss	164	103
Realized and unrealized gain from gold and silver rounds, net	(21)	(8)
Realized loss from sale of investments (2)	854	-
Interest on streaming liabilities (3)	3,821	2,868
Severance	-	359
Other income	(556)	(151)
Total	$4,311	$3,117

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 21—Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	In the first quarter of 2025, through its subsidiary, Aquila Resources USA Inc., the Company entered into a share purchase agreement with multiple purchasers to sell all of its interest in the Green Light Metals shares, for C$0.10 per share, for total net proceeds of C$1.2 million ($0.9 million), which was received on February 11, 2025. As of December 31, 2024, the fair value of the investment was $0.9 million.
(3)	Periodic interest expense is based on a fixed market rate of interest which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. Please see Note 12— Gold and Silver Stream Agreements in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

20. Net Loss per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise price of $2.99 were outstanding as of March 31, 2025, but had no dilutive effect due to the net loss for the period. Options to purchase 0.8 million shares of common stock at a weighted average exercise price of $2.99 were outstanding as of March 31, 2024, but it had no dilutive effect due to the net loss for the period.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended
	March 31,
	2025	2024
Numerator:
Net loss (in thousands)	$(8,319)	$(5,677)

Denominator:
Basic and diluted weighted average common shares outstanding	112,442,135	88,707,430

Basic and diluted net loss per common share	$(0.07)	$(0.06)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	As of	As of
	March 31,	December 31,	Input Hierarchy Level
	2025	2024

	(in thousands)
Cash and cash equivalents	$4,891	$1,628	Level 1
Accounts receivable, net	$3,234	$2,184	Level 2
Investment in equity securities-Green Light Metals	$-	$852	Level 3

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

At March 31, 2025 and December 31, 2024, the Company had an unrealized gain of $70 thousand and an unrealized loss of $7 thousand, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments on the embedded derivatives. Please see Note 16—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Investment in equity securities—Green Light Metals: Upon maturity on December 28, 2022, the Company received 12,250,000 private shares of Green Light Metals, which settled the promissory note receivable from Green Light Metals. The shares received represented approximately 28.5% ownership at the time. In the first quarter of 2025, through Aquila, the Company entered into a share purchase agreement with multiple purchasers to sell all of its interest in the Green Light Metals shares, for C$0.10 per share, for total net proceeds of C$1.2 million ($0.9 million), which was received on February 11, 2025. As of December 31, 2024, the value of this equity investment was $0.9 million.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Gains and losses related to changes in the fair value of embedded derivatives were included in the Condensed Consolidated Interim Statements of Operations, as shown in the following table (in thousands):

		For the three months ended March 31,		Statements of Operations Classification
		2025	2024
	Note
Realized and unrealized derivative (loss) gain, net	16	$102	$66	Sales, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2025
Realized gain (loss)	$53	$43	$9	$-	$(81)	$24
Unrealized gain (loss)	24	66	6	4	(22)	78
Total realized/unrealized derivatives, net	$77	$109	$15	$4	$(103)	$102

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2024
Realized gain (loss)	$28	$(27)	$12	$(44)	$54	$23
Unrealized gain (loss)	112	80	(2)	59	(206)	43
Total realized/unrealized derivatives, net	$140	$53	$10	$15	$(152)	$66

22. Supplementary Cash Flow Information

Other operating adjustments and write-downs within net cash provided by operating activities on the Condensed Consolidated Interim Statements of Cash Flows for the three months ended March 31, 2025 and 2024 consisted of the following:

	For the three months ended March 31,
	2025	2024

	(in thousands)
Unrealized gain on gold and silver rounds	$(21)	$(8)
Unrealized foreign currency exchange loss (gain)	49	(54)
Other, net	136	(168)
Total other operating adjustments, net	$164	$(230)

23. Segment Reporting

The Company has organized its operations into two operating segments: Oaxaca, Mexico, and Michigan, U.S.A. Oaxaca, Mexico represents the Company’s only operating segment with a production stage property that produces copper, lead, and zinc concentrates that also contain gold and silver. Michigan, U.S.A. is an advanced exploration stage property with no current metal production. Intercompany revenue and expense amounts have been eliminated within each segment in order to report the net income (loss) before income taxes on the basis that the chief operating decision maker (“CODM”) uses internally for evaluating segment performance. The Company’s business activities that are not considered to be distinct segments are included in the reconciliation under the title Corporate and Other.

The Company’s operating segments reflect the way in which internally reported financial information is used to make decisions and allocate resources. The Chief Executive Officer, who is considered to be the CODM, reviews financial information presented on both a consolidated and an operating segment basis for purposes of making decisions and assessing

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

financial performance. Net income or loss before income taxes is the measure of segment profit or loss that is regularly reviewed and is most consistent with the measurement principles used in the consolidated financial statements. The most significant expenses reviewed by the CODM are production costs and exploration expenses. Please refer to the table below for other expenses reviewed by the CODM. The CODM uses this information to assess current and/or future performance expectations, and the result of this assessment may be a reallocation of financial and/or non-financial resources among the reportable segments.

The following table shows selected information from the Condensed Consolidated Interim Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
For the three months ended March 31, 2025
Sales, net	$12,354	$-	$-	$12,354
Production costs	10,708	-	-	10,708
Depreciation and amortization	2,673	26	5	2,704
Reclamation and remediation	394	-	-	394
Mine gross loss	(1,421)	(26)	(5)	(1,452)
Exploration expense	281	204	-	485
G&A expenses, including Stock-based compensation	-	-	1,544	1,544
Other segment items (1)	246	4,096	(31)	4,311
Loss before income taxes	(1,948)	(4,326)	(1,518)	(7,792)
Income tax provision				527
Net loss				$(8,319)

Expenditures for long-lived assets	$1,821	$-	$-	$1,821

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
	Restated	Restated	Restated	Restated
For the three months ended March 31, 2024
Sales, net	$18,702	$-	$-	$18,702
Production costs	16,108	-	-	16,108
Depreciation and amortization	4,174	28	8	4,210
Reclamation and remediation	553	-	-	553
Mine gross loss	(2,133)	(28)	(8)	(2,169)
Exploration expense	899	205	-	1,104
G&A expenses, including Stock-based compensation	-	-	1,174	1,174
Other segment items (1)	300	3,140	(323)	3,117
Loss before income taxes	(3,332)	(3,373)	(859)	(7,564)
Income tax benefit				(1,887)
Net loss				(5,677)

Expenditures for long-lived assets	$2,075	$-	$-	$2,075
(1)	Please see Note 19—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
As of March 31, 2025
Total current assets	$17,535	$55	$2,606	$20,196
Total non-current assets (1)	37,992	89,449	19	127,460
Total assets	$55,527	$89,504	$2,625	$147,656

As of December 31, 2024
Total current assets	$16,073	$50	$457	$16,580
Total non-current assets (1)	38,926	90,328	40	129,294
Total assets	$54,999	$90,378	$497	$145,874
(1)	As of March 31, 2025, the total non-current assets included capital investments of $1.8 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other. As of December 31, 2024, the total non-current assets included capital investments of $8.6 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other.

24. Subsequent Events

Subsequent to the end of the first quarter, through May 8, 2025, an aggregate of 15,852,054 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of $5.6 million, after deducting the agent’s commissions and other expenses.

On May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million).

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) for the three months ended March 31, 2025 and compares those results with the three months ended March 31, 2024. It also analyzes the Company’s financial condition as of March 31, 2025, and compares it to the financial condition as of December 31, 2024. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes contained in the 2024 Annual Report.

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

The Back Forty Project, when developed, is expected to produce gold and silver doré and concentrates of copper and zinc bearing gold and silver. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023 and the Company filed the Back Forty Project Technical Report Summary (S-K 1300) on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Company’s Board of Directors continues to evaluate its options with respect to unlocking the value of the Back Forty development project.

Gold Resource Corporation

Ground Support Inspection

DDGM continued to face a number of production challenges during the first quarter of 2025. Equipment availability issues, stemming from aging machinery and a lack of spare parts, significantly impacted operational efficiency. This inefficiency contributed to a shortage of production areas and reduced production capacity. To address these issues, the replacement of outdated equipment is necessary. The maintenance and engineering teams are actively implementing action plans to improve the readiness of existing equipment where possible. The Company is seeking additional capital to update some of its critical mining fleet and fund development.

During the first quarter of 2025, a total of 531 meters of mine development was completed to access the southeast area of the Three Sisters vein system at two levels. Initial crosscuts confirmed wide vein widths and high grades. An intensive infill drilling campaign is underway to assist with the reinterpretation of vein structures in this area, finalize the block model and update the mine plan.

Unfortunately, in January 2025 DDGM incurred its first registered lost time accident in over a year when an employee was working at heights at the process plant. The operations team continues to prioritize safety, efficiency, and continuous improvement to mitigate the impacts of current production challenges and position the operation for stronger outcomes in the coming quarters.

DDGM Exploration Update

The Company’s portfolio of properties that make up DDGM are located along a 55-kilometer stretch of the San Jose structural corridor in the Sierra Madre Sur mountain range in the state of Oaxaca, Mexico. This northwest trending structural corridor spans three historic mining districts. Strategic planning and prioritization of regional surface exploration activities continue across several properties, aiming to define additional high-value drill targets and demonstrating the Company’s commitment to long-term investment in Oaxaca.

During the first quarter, underground diamond drilling proceeded as planned, focusing on grade control drilling from accessible areas within the Arista mine. Two diamond drill rigs were operating, one contract and one owned and operated by DDGM. Due to the lack of optimally located drill stations in the Three Sisters system for additional exploration drilling, grade control drilling remained a priority, utilizing access from the new development drifts created during the first quarter at Three Sisters. This drilling targeted veins in the upper levels of the newly defined Three Sisters system and deeper levels of the Marena, Santa Helena and Viridiana veins within the Arista system. This work has identified and defined short-term production opportunities.

The goal of the grade control drilling is to provide additional information and confidence in the detailed short-term geologic modeling, so that the mine plan can deliver ore from each area with the highest possible net smelter return (“NSR”) to the process plant. Although the Company believes the mine has potential to generate positive cash flow, based on current information from the new areas of the Three Sisters as well as other areas that have been discovered near the existing mining zones, the Company does not believe that the mine will generate sufficient free cash flow in the near term without the addition of these areas to the life-of-mine plan. Exploration potential continues to exist in all vein systems at the Arista mine, with a focus on the northwest extension of veins in the Arista system and the veins of the Three Sisters system, which remain open along strike to the northwest as well as up- and down-dip.

Gold Resource Corporation

Due to low equipment availability and cash flow shortages described previously, exploration drill programs at DDGM remained suspended during the first quarter of 2025. All exploration drilling results available to date were incorporated into the positive 2024 year-end resource update, which defined a significant increase in inferred, as well as measured and indicated Mineral Resources within the Three Sisters vein system and the Splay 31 vein of the Arista system. The inferred resources at Three Sisters is expected to be reduced based on the inconsistencies discovered in the geological model during the quarter, as described above. The completion of additional exploration development on Level 3 will facilitate continued infill and expansion drilling, aimed at extending the Three Sisters and Gloria vein systems along strike to the northwest and both up- and down-dip.

During the first quarter of 2025, a total of 24 grade control drill holes were completed, totaling 2,430 meters. The drilling was concentrated along Levels 3 and 4 in the southeast portion of the Three Sisters vein system, where positive initial results have validated vein widths and grades. Numerous high-quality exploration targets, both surface and underground at the Arista mine, have been defined, underscoring the area’s potential for future mineral resource expansion. However, additional capital expenditures in exploration in 2025 will remain dependent on improvements in cash flow.

Diamond drilling in the first quarter of 2025 targeted the following zones at the Arista mine:

o	Grade control drilling focused on validating the detailed geological model for the Three Sisters vein system, including the confirmation of vein widths and grades along the southeastern portion of the system. The drilling targeted the Sandy 1, Sandy 2 and Sadie 2 veins, from drill stations in new development drifts completed during this period on Levels 3 and 4 at Three Sisters.
o	Grade control drilling was also completed from Level 25 targeting the Marena, Santa Helena, and Viridiana veins in the Arista vein system, testing near-term production opportunities not previously realized within the mine.
o	The definition of these zones allows for improved mining planning and increased flexibility in scheduling ore production from these areas.

Hole No. 525011: Sadie 1 vein (62.29 – 67.34 m; 5.05 m). Three Sisters System Q1 2025.

4.97 m estimated true width at 13.92 g/t AuEq of $817/t NSR (3.64 g/t Au, 116 870 g/t Ag, 0.23% Cu, 0.37% Pb, 0.86% Zn)

Gold Resource Corporation

During the first quarter of 2025, regional exploration efforts focused on evaluating and prioritizing advanced stage projects along the 55-kilometer trend of the San Jose structural corridor. These projects include Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali, within concessions controlled by DDGM (see map below). Additionally, prospects near the Arista mine are being re-evaluated for their near-term potential with the goal of defining priority near-mine drill targets.

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

Regional Geologic Map Showing Advanced Project and Prospect Locations and Exploration Concessions Controlled by Don David Gold Mine

Gold Resource Corporation

Results of Operations

Don David Gold Mine

Mine activities during the first quarter of 2025 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about DDGM for the periods indicated:

	For the three months ended March 31,
	2025	2024
Arista Mine
Milled
Tonnes Milled	56,906	98,889
Grade
Average Gold Grade (g/t)	0.70	1.89
Average Silver Grade (g/t)	169	88
Average Copper Grade (%)	0.18	0.37
Average Lead Grade (%)	0.72	1.25
Average Zinc Grade (%)	1.68	2.82
Recoveries
Average Gold Recovery (%)	70.6	79.3
Average Silver Recovery (%)	83.3	90.3
Average Copper Recovery (%)	53.5	76.0
Average Lead Recovery (%)	66.3	65.7
Average Zinc Recovery (%)	73.2	82.7
Combined
Tonnes Milled (1)	56,906	98,889
Tonnes Milled per Day (2)	1,094	1,328
Metal production
Gold (ozs.)	903	4,757
Silver (ozs.)	257,285	251,707
Copper (tonnes)	54	280
Lead (tonnes)	272	812
Zinc (tonnes)	699	2,310
Metal produced and sold
Gold (ozs.)	859	3,557
Silver (ozs.)	230,320	216,535
Copper (tonnes)	50	264
Lead (tonnes)	277	667
Zinc (tonnes)	617	1,682
Percentage payable metal (3)
Gold (%)	95	75
Silver (%)	90	86
Copper (%)	93	94
Lead (%)	102	82
Zinc (%)	88	73
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates the Company produces versus the portion of those metals actually paid for according to the terms of the Company’s sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amounts of metals contained in concentrates produced and sold.
(3)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates it produces versus the portion of those metals actually paid for according to the terms of the sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation

First quarter 2025 compared to first quarter 2024

Production

During the three months ended March 31, 2025, total tonnes milled of 56,906 were 42% lower than in the same period in 2024. While metal production for gold, copper, lead, and zinc decreased by 81%, 81%, 67%, and 70%, respectively, silver increased by 2% during the three months ended March 31, 2025, as compared to the same period last year. Although the lower tonnes processed and lower metal grades for all metals, with the exception of silver, were expected in the 2025 mine plan, the first quarter production was significantly impacted by the limited availability of critical mining equipment and the lack of production headings faces.

Grades & Recoveries

During the three months ended March 31, 2025, all of the ore processed came from the Arista mine with an average gold grade of 0.70 g/t and silver grade of 169 g/t, compared to an average gold grade of 1.89 g/t and silver grade of 88 g/t, respectively, for the same period in 2024. For the three months ending March 31, 2025, the average gold grade was 63% lower and the average silver grade was 92% higher when compared to the same period in 2024. This reduction in grade is partly due to the additional dilution caused by mining narrower veins, as scheduled in the first quarter. As shown in the Technical Report Summary for DDGM incorporated by reference in the 2024 Annual Report (the “Technical Report Summary”), the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of mineral reserves (as defined by subpart 1300 of Regulation S-K, “Mineral Reserve”) and mineral resources (as defined by subpart 1300 of Regulation S-K, “Mineral Resource”) tables contained therein (the “Mineral Reserve and Mineral Resource Tables”). As grades decline, recoveries are expected to decline as well. The Company’s base metals average grades during the three months ended March 31, 2025 were 0.18% for copper, 0.72% for lead, and 1.68% for zinc. The copper, lead, and zinc grades were lower by 51%, 42%, and 40%, respectively, as compared to same period in 2024.

Gold and silver recoveries for the three months ended March 31, 2025 were 70.6% and 83.3%, respectively, reflecting an 11% decrease for gold and an 8% decrease for silver over the same period in 2024. Copper, lead, and zinc recoveries for the three months ended March 31, 2025 were 53.5%, 66.3%, and 73.2%, respectively. While recoveries for copper and zinc declined by 30% and 11%, respectively, in the three months ended March 31, 2025 when compared to the same period in 2024, lead increased by 1%.

Gold Resource Corporation

Sales Statistics

The following table summarizes certain sales statistics about DDGM operations for the periods indicated:

	For the three months ended March 31,
	2025	2024
Net sales (in thousands)
Gold	$2,485	$7,423
Silver	7,452	5,069
Copper	472	2,241
Lead	539	1,364
Zinc	1,751	4,122
Less: Treatment and refining charges	(447)	(1,583)
Realized and unrealized gain - embedded derivative, net	102	66
Total sales, net	$12,354	$18,702
Metal produced and sold
Gold (ozs.)	859	3,557
Silver (ozs.)	230,320	216,535
Copper (tonnes)	50	264
Lead (tonnes)	277	667
Zinc (tonnes)	617	1,682
Average metal prices realized (1)
Gold ($ per oz.)	$2,956	$2,094
Silver ($ per oz.)	$32.54	$23.29
Copper ($ per tonne)	$9,656	$8,546
Lead ($ per tonne)	$1,950	$1,977
Zinc ($ per tonne)	$2,710	$2,483
Gold equivalent ounces sold
Gold Ounces	859	3,557
Gold Equivalent Ounces from Silver	2,535	2,408
Total AuEq oz	3,394	5,965

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from the Company’s provisional invoices when they are settled. The Company’s average metal prices realized will therefore differ from the average market metal prices in most cases.

First quarter 2025 compared to first quarter 2024

Besides the expected lower tonnes mined and changes in metal grades and recoveries for the three months ended March 31, 2025, as compared to the same period in 2024, the key drivers of the production and financial results relate to the issues the Company faced especially in the first quarter of 2025, including the issues with equipment availability due to the age and condition of some of the critical mining equipment, the decreasing cash and working capital affecting the Company’s sales and production.

Metal Sold

During the three months ended March 31, 2025, gold sales of 859 ounces, copper sales of 50 tonnes, lead sales of 277 tonnes, and zinc sales of 617 tonnes decreased by 76%, 81%, 58%, and 63%, respectively, compared to the same period in 2024. Silver sales of 230,320 ounces increased by 6% compared to the same period in 2024. The lower metal production was partially expected due to mine sequencing, but challenges with equipment availability and the lack of multiple faces to mine negatively affected the Company’s metal sales and production.

Average metal prices realized

During the three months ended March 31, 2025, the average metal prices were $2,956 per gold ounce, $32.54 per silver ounce, $9,656 per tonne for copper, $1,950 per tonne for lead, and $2,710 per tonne for zinc. Compared to the same

Gold Resource Corporation

period in 2024, the average metal price for gold and silver increased by 41% and 40%, respectively. The average metal price for copper and zinc also increased by 13% and 9%, respectively, while the average metal price for lead decreased by 1%.

Gold Resource Corporation

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended March 31,
	2025	2024
		Restated
	(in thousands)
Doré and concentrate sales	$12,699	$20,219
Less: Treatment and refining charges	(447)	(1,583)
Realized/unrealized derivatives, net	102	66
Sales, net	12,354	18,702
Total cost of sales	13,806	20,871
Mine gross loss	(1,452)	(2,169)
Other costs and expenses, including taxes	6,867	3,508
Net loss	$(8,319)	$(5,677)

(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under Non-GAAP Measures.

First quarter 2025 compared to first quarter 2024

Sales, net

Net sales of $12.4 million for DDGM for the three months ended March 31, 2025 decreased by $6.3 million, or 34%, when compared to the same period in 2024. The decrease in 2024 net sales is the result of decreased production volumes as outlined in the sales statistics table above. Additionally, treatment and refining charges during the three months ended March 31, 2025, decreased by 72% as a result of the decline in production in the first quarter of 2025 as compared to the production in the first quarter of 2024.

Total cost of sales

Total cost of sales of $13.8 million for the three months ended March 31, 2025 decreased by 34% from $20.9 million for the same period in 2024. The $7.1 million decrease was primarily related to a $5.4 million decrease in production cost and a $1.5 million decrease in depreciation expense. Production costs of $10.7 million for the three months ended March 31, 2025 are 34% lower than the production costs of $16.1 million for the same period in 2024.

Mine gross loss

For the three months ended March 31, 2025, the Company had a mine gross loss of $1.5 million, compared to a mine gross loss of $2.2 million for the three months ended March 31, 2024. Mine gross loss decrease by $0.7 million, or 32%, compared to the same period in 2024. The decrease in loss was primarily due to the $5.4 million, or 34% decrease in production costs and a $1.5 million, or 36% decrease in depreciation and amortization expenses due to the 42% lower tonnes milled in the first quarter of 2025, compared to the first quarter of 2024.

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

Gold Resource Corporation

The Company expects grades to vary from period to period based on the annual mine plan and based upon the potential for unplanned changes to the annual mine plan. Such unplanned changes, related to equipment availability and access limitations, were encountered by the Company in the first quarter of 2025. Based on the current Mineral Reserve estimate, the gold grades are expected to trend downwards over time, toward the average grade of 1.29 g/t (exclusive of silver, copper, lead, and zinc contained grades). However, as mine development progresses and infill drilling occurs, opportunities to access upgraded resources or refine mining methods and reduce dilution may have a favorable impact on future mined ore grades and updated Mineral Reserve estimates.

Net loss

For the three months ended March 31, 2025, the Company recorded a net loss of $8.3 million, compared to a net loss of $5.7 million during the same period in 2024. The $2.6 million increase in net loss is mainly attributable to the 34% decrease in net sales.

Other Costs and Expenses, Including Taxes

	For the three months ended March 31,
	2025	2024
		Restated
	(in thousands)
Other costs and expenses:
General and administrative expenses	$1,144	$955
Mexico exploration expenses	281	899
Michigan Back Forty Project expenses	204	205
Stock-based compensation	400	219
Other expense, net	4,311	3,117
Total other costs and expenses	6,340	5,395
Income tax provision (benefit)	527	(1,887)
Total other costs and expenses, including taxes	$6,867	$3,508

First quarter 2025 compared to first quarter 2024

General and administrative expenses: For the three months ended March 31, 2025 and 2024, general and administrative expenses were $1.1 million and $1.0 million, respectively. The 10% increase is due to additional legal costs related to the registered direct offering and additional costs related to the 2023 and 2024 financial statement restatements.

Mexico Exploration expenses: For the three months ended March 31, 2025, exploration expenses in DDGM totaled $0.3 million, compared to $0.9 million for the same period in 2024. Exploration activities in Oaxaca, Mexico, decreased compared to the same period in 2024 primarily due to the reduction in expansion drilling and underground exploration development.

Michigan Back Forty Project expenses: For the three months ended March 31, 2025, costs for the Back Forty Project were $0.2 million, in line with the same period in 2024. The Company has not been actively progressing the project since the beginning of 2024.

Stock-based compensation: Stock-based compensation increased by $0.2 million for the three months ended March 31, 2025, compared to the same period in 2024 due to the increase in share price in 2025.

Other expense, net: For the three months ended March 31, 2025, the Company incurred $4.3 million of other expenses, an increase of $1.2 million from the same period in 2024. This increase is largely driven by a $1.0 million increase in the interest on the streaming liabilities and a $0.9 million loss from the sale of the Green Light Metal shares in 2025, offset by $0.4 million less expense due to the severance paid in 2024. Please see Note 19 - Other expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Gold Resource Corporation

Income tax provision (benefit): For the three months ended March 31, 2025, income tax expense was $0.5 million, compared to a $1.9 million income tax benefit for the same period in 2024. The increase in income tax expense for the three months ended March 31, 2025 is primarily driven by the full valuation allowance.

Other Non-GAAP Financial Measures

Certain non-GAAP financial measures are discussed below. For a detailed description of each of these measures and a reconciliation to GAAP financial measures, please see the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

	For the three months ended March 31,
	2025	2024

Other Non-GAAP Financial Measures:	(in thousands)
Total cash cost after co-product credits per AuEq oz sold (1)	$2,494	$1,667
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$3,252	$2,304
Total all-in cost after co-product credits per AuEq oz sold (1)	$3,745	$2,489
(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

First quarter 2025 compared to first quarter 2024

Total cash cost after co-product credits per AuEq oz sold: For the three months ended March 31, 2025, the total cash cost after co-product credits per AuEq oz sold is $2,494 compared to $1,667 for the same period in 2024. The increase in the total cash cost is due to the 65% lower co-product credits the Company received during the first quarter of 2025 and the 43% decrease in the total number of AuEq ounces sold, offset by a 72% decrease in total treatment and refining charges and a 34% decrease in production costs as a result of the decline in first quarter 2025 production as compared to first quarter 2024 production.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the three months ended March 31, 2025, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $3,252 as compared to $2,304 for the same period in 2024. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the three months ended March 31, 2025, the total all-in cost after co-product credits per AuEq oz sold was $3,745 compared to $2,489 for the same period in 2024. The increase is due to the higher all-in sustaining costs discussed above.

Gold Resource Corporation

2025 Sustaining and Growth Investments Summary

	For the three months ended March 31, 2025
	2025	2024

Sustaining Investments:
Underground Development	$468	$1,350
Other Sustaining Capital	50	282
Infill Drilling	109	441
Surface and Underground Exploration Development & Other	6	2
Subtotal of Sustaining Investments:	633	2,075
Growth Investments:
DDGM growth:
Surface Exploration / Other	281	899
Underground Exploration Development	1,188	-
Back Forty growth:
Back Forty Project Optimization & Permitting	204	205
Subtotal of Growth Investments:	1,673	1,104
Total Capital and Exploration:	$2,306	$3,179

The Company’s year-to-date investment in Mexico in 2025 totaled $1.8 million. The Company’s investment in Mexico is focused on favorably impacting its environment, social, and governance programs while creating operational efficiencies and sustainability.

Gold Resource Corporation

Underground and Exploration Development:

During the first quarter of 2025, mine development included the construction of ramps, access to different areas of the deposit, and ventilation shafts. No additional exploration development was completed during this period. Grade control drilling utilized existing infrastructure developed in previous years, along with drill stations located in the new development constructed during the first quarter accessing the Three Sisters vein system. As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine. However, due to the continued reduction in equipment availability and the resulting decrease in production and cash, the Company has not been able to maintain its projected timeline for development of future production zones.

Underground contract drill rig; Level 3 – Arista Mine – Three Sisters vein system..

Gold Resource Corporation

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

Gold Resource Corporation

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits, All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the three months ended March 31, 2025 and 2024:

	Note	For the three months ended March 31,
		2025	2024
			Restated
		(in thousands, except oz and per AuEq oz sold)

Total cost of sales (1)		$13,806	$20,871
Less: Depreciation and amortization (1)		(2,704)	(4,210)
Less: Reclamation and remediation (1)		(394)	(553)
Refining charges for Doré sales	5	-	6
Treatment and refining charges for Concentrate sales	5	447	1,577
Co-product credits:
Concentrate sales - Copper	5	(472)	(2,241)
Concentrate sales - Lead	5	(539)	(1,364)
Concentrate sales - Zinc	5	(1,751)	(4,122)
Realized gain for embedded derivatives - Copper	21	(9)	(12)
Realized loss for embedded derivatives - Lead	21	-	44
Realized loss (gain) for embedded derivatives - Zinc	21	81	(54)
Total cash cost after co-product credits		$8,465	$9,942
Gold equivalent (AuEq) ounces sold (oz)		3,394	5,965
Total cash cost after co-product credits per AuEq oz sold		$2,494	$1,667

Total cash cost after co-product credits from above		$8,465	$9,942
Sustaining Investments - Capital:
Underground Development (2)		468	1,350
Other Sustaining Capital (2)		50	282
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		109	441
Surface and Underground Exploration Development & Other (2)		6	2
Reclamation and remediation (1)		394	553
DDGM all-in sustaining cost after co-product credits		$9,492	$12,570
AuEq ounces sold (oz)		3,394	5,965
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$2,797	$2,107

DDGM all-in sustaining cost after co-product credits from above		$9,492	$12,570
Corporate Sustaining Expenses:
General and administrative expenses (1)		1,144	955
Stock-based compensation (1)		400	219
Consolidated all-in sustaining cost after co-product credits		$11,036	$13,744
AuEq ounces sold (oz)		3,394	5,965
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$3,252	$2,304

Consolidated all-in sustaining cost after co-product credits from above		$11,036	$13,744
Underground Exploration Development (2)		1,188	-
Growth Investments - Exploration:
Mexico exploration expenses (1)		281	899
Michigan Back Forty Project expenses (1)		204	205
Total all-in cost after co-product credits		$12,709	$14,848
AuEq ounces sold (oz)		3,394	5,965
Total all-in cost after co-product credits per AuEq oz sold		$3,745	$2,489

(1)	Refer to Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.
(2)	Refer to Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary and the previously filed Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary.

Gold Resource Corporation

Trending Highlights

	2024				2025
	Q1	Q2	Q3	Q4	Q1
Operating Data
Total tonnes milled	98,889	93,687	83,690	80,367	56,906
Average Grade
Gold (g/t)	1.89	1.27	0.54	0.64	0.70
Silver (g/t)	88	102	83	94	169
Copper (%)	0.37	0.26	0.19	0.20	0.18
Lead (%)	1.25	1.00	1.01	1.12	0.72
Zinc (%)	2.82	2.59	2.63	2.73	1.68
Metal production (before payable metal deductions)
Gold (ozs.)	4,757	2,947	944	1,258	903
Silver (ozs.)	251,707	263,023	194,525	210,581	257,285
Copper (tonnes)	280	181	93	88	54
Lead (tonnes)	812	616	576	678	272
Zinc (tonnes)	2,310	2,020	1,741	1,734	699
Metal produced and sold
Gold (ozs.)	3,557	2,724	1,357	960	859
Silver (ozs.)	216,535	234,560	181,434	184,804	230,320
Copper (tonnes)	264	197	98	82	50
Lead (tonnes)	667	491	467	548	277
Zinc (tonnes)	1,682	1,771	1,473	1,360	617
Average metal prices realized
Gold ($ per oz.)	$ 2,094	$ 2,465	$ 2,561	$ 2,706	$ 2,956
Silver ($ per oz.)	$ 23.29	$ 30.49	$ 30.61	$ 31.11	$ 32.54
Copper ($ per tonne)	$ 8,546	$ 10,428	$ 8,832	$ 8,969	$ 9,656
Lead ($ per tonne)	$ 1,977	$ 2,235	$ 2,065	$ 1,897	$ 1,950
Zinc ($ per tonne)	$ 2,483	$ 2,871	$ 2,854	$ 3,062	$ 2,710
Gold equivalent ounces sold
Gold Ounces	3,557	2,724	1,357	960	859
Gold Equivalent Ounces from Silver	2,408	2,901	2,169	2,125	2,535
Total AuEq oz	5,965	5,625	3,526	3,085	3,394

Gold Resource Corporation

Liquidity and Capital Resources

As of March 31, 2025, working capital was $6.2 million, consisting of current assets of $20.2 million and current liabilities of $14.0 million. This represents a $4.1 million, or 195%, increase from the working capital balance of $2.1 million as of December 31, 2024. The factors influencing the increase in the Company’s working capital were the cash used in investing activities of $1.3 million and the $0.8 million cash outflows from operating activities, offset by $5.5 million cash inflows from financing activities due to sales through the ATM agreement, as reported in the Condensed Consolidated Interim Statements of Cash Flows. The Company’s working capital balance fluctuates as it uses cash to fund its operations, financing, and investing activities, including exploration, mine development, and income taxes.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the approval of the Back Forty Project by the Company’s Board of Directors and securing project financing. Project financing requirements will not be determined until the Company’s Board of Directors approves a decision to proceed on the Project. The Company’s Board of Directors continues to evaluate options that could lead to the development of the Project.

Cash and cash equivalents as of March 31, 2025 increased to $4.9 million from $1.6 million as of December 31, 2024, a net increase in cash of $3.3 million. The increase is primarily due to the $5.5 million cash inflow from financing activities due to the ATM sales and the proceeds from the registered direct offering, partially offset by $1.3 million in cash used in investing activities and $0.8 million in cash used in operating activities.

Of the $4.9 million cash balance as of March 31, 2025, $2.7 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts, with the remainder in foreign currencies readily convertible to U.S. dollars. DDGM’s primary source of liquidity is the sale of concentrates. DDGM has historically been self-sustaining and has been a source of cash for U.S. operations and projects. However, as a result of recent challenges encountered in mining and processing at DDGM, the Company is not currently generating positive cash flow from the Company’s mining operations.

Net cash used in operating activities for the three months ended March 31, 2025, was $0.8 million, compared to the $1.5 million net cash provided by operating activities for the same period in 2024. The 153% decrease in net cash provided by operating activities is mainly attributable to the lower production and increased net loss in 2025.

Net cash used in investing activities of $1.3 million for the three months ended March 31, 2025 decreased from $2.0 million from the same period in 2024. The decrease is mainly attributed to planned reduction in investing activities to preserve cash. Investing activities in both 2025 and 2024 are mainly attributable to continued reinvestment in DDGM.

Net cash provided by financing activities for the three months ended March 31, 2025 was $5.5 million related to the ATM sales and the proceeds from the registered direct offering. Please see Note 15—Shareholders’ Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

While current macro risk factors, such as economic uncertainties and supply chain interruptions have not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time.

Tonnes and grade, with respect to the Company’s mining operations at DDGM, have declined during 2024 and are below budget, especially in the first quarter. There are several factors that caused these declines. The Company has encountered significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine. Due to the continued challenges with equipment availability and the decreased cash due to prior production shortfalls, the Company has not been able to maintain its projected timeline for development of future production zones. As a result, the Company is currently mining only one face at a time in areas that are accessible. The current lack of other available production zones has placed additional pressure on the Company’s ability to achieve its production estimates, as any problems encountered at the current production zone cannot be offset by producing elsewhere in the mine. In addition, the mill continued to experience some mechanical issues that resulted in lower throughput and a

Gold Resource Corporation

production shortfall. To minimize the mechanical issues and return the mine to a cash positive position, capital is necessary to replace some of the mining fleet and upgrade the mill.

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

The Company’s inability to achieve its production estimates and lack of adequate liquidity has created substantial doubt about its ability to continue as a going concern. The Company previously announced that it would require approximately $7.0 million to obtain additional mining equipment and for mill upgrades. Management is currently looking to reduce the amount necessary for mining equipment purchases by purchasing good used equipment and using a third-party contractor that will provide its own equipment. The Company also expects to require approximately $8.0 million in working capital over the next 12 months in order to fund the initial development to access the Three Sisters and Splay 31 systems, although not all of this capital will be required immediately. Due to the early 2025 production challenges described above, the Company does not believe that the mine will generate sufficient cash flow to fund these improvements.

The Company raised $2.5 million through a registered direct offering in January 2025. Further, in February 2025, the Company sold its interest in Green Light Metals for approximately $0.9 million. Year-to-date 2025, the Company has raised $8.6 million, after deducting the agent’s commissions and other expenses, through its ATM Program and intends to utilize it further to raise capital, as required, throughout the year. Additionally, on May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million). The Company continues to evaluate various financing options to fund its working capital needs for the next 12 months.

If the Company is unable to obtain additional capital and successfully develop the new mining areas, the continued operation of the mine may not be possible beyond the third quarter of 2025. If continued operation of the mine is not possible, the Company may be compelled to place the mine on “care and maintenance” status, which would likely trigger significant severance and other costs, which the Company may not be able to pay.

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

Gold Resource Corporation

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

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on the Company’s current beliefs, expectations, and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Whether the Company is able to raise the necessary capital required to continue its business on terms acceptable to it or at all;
●	The possibility of unforeseen production or processing challenges at DDGM, such as mechanical breakdowns, staffing shortages, weather events, unexpected decreases in grade, lower than anticipated production at existing mining faces, or inability or delays in the access and development of new mining faces;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in the Company’s operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as excessively wet weather, floods, earthquakes, and any other natural disasters;
●	Changes in investor perception of the Company and/or the mining industry;
●	The inherent uncertainty of Mineral Resources and Mineral Reserves estimates;
●	The Company’s internal controls over financial reporting, including its ability to remedy the identified material weakness as well as any potential future material weaknesses; and
●	Such other factors are discussed below under Item 1A—Risk Factors in Part II—Other Information, and under Risk Factors in the 2024 Annual Report.

Many of these factors are beyond the Company’s ability to control or predict. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties. You should not unduly rely on any of the Company’s forward-looking statements. These statements speak only as of the date of this annual report on Form 10-

Gold Resource Corporation

K. Except as required by law, the Company is not obliged to publicly release any revisions to these forward-looking statements to reflect future events or developments. All subsequent written and oral forward-looking statements attributable to the Company and persons acting on its behalf are qualified in their entirety by the cautionary statements contained in this section and elsewhere in this annual report on Form 10-Q.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of March 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of March 31, 2025 as a result of a material weakness in internal control over financial reporting described below.

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company has identified the following material weakness in internal control over financial reporting:

●	The Company did not have adequate policies and procedures to maintain effective internal control over the accounting treatment related to complex areas.

Gold Resource Corporation

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation efforts disclosed above, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2025.

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

The Company knows of no other material, existing or pending legal proceedings against it, nor is it involved as a plaintiff in any material proceeding or pending litigation.

ITEM 1A: Risk Factors

Item 1A. Risk Factors of the 2024 Annual Report includes a discussion of the Company’s known material risk factors, other than risks that could apply to any issuer or offering. There have been no material changes in the Company’s risk factors from those described in the 2024 Annual Report.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Gold Resource Corporation

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

While the Company owns an advanced exploration project in Michigan, USA, the project is not yet subject to the Mine Safety and Health Administration jurisdiction and therefore, the mine safety disclosure requirements are not applicable.

ITEM 5: Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101

The following items from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are furnished herewith, formatted in inline XBRL: (A) the following financial statements: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements; and (B) Rule 10b5-1 Trading Arrangements

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

GOLD RESOURCE CORPORATION

Dated: May 12, 2025		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: May 12, 2025		/s/ Chet Holyoak
	By:	Chet Holyoak,
Chief Financial Officer

Gold Resource Corporation