Form 10-Q
period 2025-06-30
GOLD RESOURCE CORP
filed 2025-08-06
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

a
Title of each class	Trading Symbol	Name of each exchange where registered
Common Stock, $0.001 par value	GORO	NYSE American

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 136,449,731 shares of common stock outstanding as of August 1, 2025.

GOLD RESOURCE CORPORATION

FORM 10-Q

Aerial View of Processing Plant

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

SECOND QUARTER 2025 SUMMARY

A summary for the three months ended June 30, 2025 is presented below and discussed further under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Don David Gold Mine (“DDGM”)

●	In the second quarter of 2025, DDGM, located in Mexico, produced and sold a total of 2,420 gold equivalent (“AuEq”) ounces, comprised of 878 gold ounces and 150,365 silver ounces at an average sales price per ounce of $3,350 and $34.35, respectively.
●	During the second quarter, underground definition and ore control drilling progressed as planned at the Three Sisters vein system, with continued focus on the Sandy and Sadie vein sets. Positive results from this work have contributed to an improved geologic model, supporting near-term production planning. Additional definition drilling was also completed on the Splay 31 and Candelaria veins within the Arista vein system. The objective of these drilling programs is to maximize potential economic returns from near-term production across both vein systems. While underground exploration drilling remains suspended, new step-out targets have been identified at both Three Sisters and Arista for future drill testing. Exploration drilling is expected to resume following the completion of the necessary development and improvements in the Company’s working capital position.

Corporate and Financial

●	The Company has $10.4 million in working capital and $12.7 million in cash as of June 30, 2025.
●	In the second quarter, the Company made some strategic changes in management and at the board level. On June 18, 2025, Peter Gianulis was appointed to the board as a director and as a member of the Audit Committee and the Compensation Committee. Additionally, Armando Alexandri, a mining engineer with more than 40 years of operational and executive experience in the industry, was added to the team as the new Chief Operating Officer.
●	On June 26, 2025, the Company executed a loan agreement with Private Investors in the amount of $6.28 million, to be used for working capital. In connection with the loan agreement, the Company issued a common stock purchase warrant to an affiliate of the Private Investors for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65.
●	Net loss was $11.5 million or $0.09 per share for the quarter, which was mainly attributable to lower production and a decrease in net sales. Production was significantly impacted by two key constraints: the reduced availability of critical mining equipment due to an aging fleet and a shortage of alternative ore production headings to maintain output.
●	Total cash cost after co-product credits for the quarter was $4,017 per AuEq ounce, and total all-in sustaining cost (“AISC”) after co-product credits for the quarter was $5,458 per AuEq ounce. (See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures for a reconciliation of non-GAAP measures to applicable U.S. GAAP measures).

Liquidity Update

Tonnes produced from the mining operations at DDGM in 2025 remained lower than in the previous year, and except for silver, grades were lower as well. There are several factors that caused these declines. The Company continues to encounter significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine. Due to the challenges with equipment availability, the Company was not able to maintain its projected timeline for the development of future production zones. As a result, the Company is currently mining only one face at a time in areas that are accessible. The current lack of other available production zones has placed additional pressure on the Company’s ability to achieve its production estimates, as any problems encountered at the current production zone cannot be offset by production elsewhere in the mine. In addition, the mill continued to experience mechanical issues that resulted in lower throughput, and when combined with the lower tonnes mined, resulted in a production shortfall. To minimize the mechanical issues and return the mine to a

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

cash positive position, the Company engaged a third-party contract miner during the second quarter and started to upgrade its mining fleet.

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

The Company’s inability to achieve its production estimates and continued operating losses have created substantial doubt about its ability to continue as a going concern. The Company previously announced that it would require approximately $7.0 million to obtain additional mining equipment and for mill upgrades. Management is currently looking to reduce the amount necessary for mining equipment purchases by purchasing used equipment in good condition and using a third-party contractor that will provide its own equipment. In addition to the above-mentioned equipment and mill upgrades, the Company also expects to require approximately $8.0 million in working capital over the next 12 months in order to fund the initial development to access the Three Sisters and Splay 31 systems, although not all of this capital will be required immediately.

The Company raised $2.5 million through a registered direct offering in January 2025. Further, in February 2025, the Company sold its interest in Green Light Metals for $0.9 million. In the second quarter of 2025, the Company raised approximately $5.6 million through its At-The-Market Offering (“ATM”) Program, after deducting the agent’s commissions and other expenses. Year-to-date 2025, the Company has raised approximately $8.6 million, after deducting the agent’s commissions and other expenses, through its ATM Program and intends to utilize it further to raise capital, as required, throughout the year.

On May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million). Additionally, on June 26, 2025, the Company executed a loan agreement with Private Investors in the amount of $6.28 million, to be used for working capital. In connection with the loan agreement, the Company issued a common stock purchase warrant to an affiliate of the Private Investors for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65, the aggregate exercise proceeds of which may provide additional funds for the Company. For the six months ended June 30, 2025, the Company has raised $21.3 million through the ATM, direct offering, the tax refund, and the loan. However, there can be no assurances that the revenue will be sufficient to generate profits and positive cash flows from operations in the future, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations until sufficient capital is available.

If the Company is unable to successfully develop the new mining areas, the continued operation of the mine may not be possible beyond the third quarter of 2026. If continued operation of the mine is not possible, the Company may be compelled to place the mine on “care and maintenance” status, which would likely trigger significant severance and other costs, which the Company may not be able to pay.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)

(Unaudited)

		As of	As of
		June 30,	December 31,
	Note	2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$12,673	$1,628
Accounts receivable, net		3,625	2,184
Inventories, net	6	6,737	6,940
Prepaid expenses and other current assets	8	3,243	5,828
Total current assets		26,278	16,580
Property, plant, and mine development, net	9	128,692	128,389
Other non-current assets	10	172	905
Total assets		$155,142	$145,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$13,270	$11,258
Mining royalty taxes payable, net		188	195
Accrued expenses and other current liabilities	11	2,458	3,031
Total current liabilities		15,916	14,484
Reclamation and remediation liabilities	13	11,964	10,669
Gold and silver stream agreements liability	12	82,269	74,432
Loan payable, long-term	14	5,741	-
Deferred tax liabilities, net	7	14,519	14,041
Contingent consideration	15	3,562	3,389
Other non-current liabilities	11	2,013	1,576
Total liabilities		135,984	118,591

Commitments and contingencies	15

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized: 136,449,731 and 95,324,949 shares outstanding at June 30, 2025 and December 31, 2024, respectively		137	96
Additional paid-in capital		126,958	115,319
Accumulated deficit		(100,882)	(81,077)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		19,158	27,283
Total liabilities and shareholders’ equity		$155,142	$145,874

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the six months ended
		June 30,		June 30,
	Note	2025	2024	2025	2024
			Restated		Restated

Sales, net	5	$11,228	$20,782	$23,582	$39,484
Cost of sales:
Production costs		12,858	17,768	23,566	33,876
Depreciation and amortization		2,356	5,833	5,060	10,043
Reclamation and remediation		434	773	828	1,326
Total cost of sales		15,648	24,374	29,454	45,245
Mine gross loss		(4,420)	(3,592)	(5,872)	(5,761)
Costs and expenses:
General and administrative expenses		644	727	1,788	1,682
Mexico exploration expenses		569	184	850	1,083
Michigan Back Forty Project expenses		167	142	371	347
Stock-based compensation	19	395	225	795	444
Other expense, net	20	5,304	5,954	9,615	9,071
Total costs and expenses		7,079	7,232	13,419	12,627
Loss before income taxes		(11,499)	(10,824)	(19,291)	(18,388)
Income tax (benefit) provision	7	(13)	16,181	514	14,294
Net loss		$(11,486)	$(27,005)	$(19,805)	$(32,682)
Net loss per common share:
Basic and diluted net loss per common share	21	$(0.09)	$(0.30)	$(0.16)	$(0.36)

Weighted average shares outstanding:
Basic and diluted	21	131,558,925	91,004,348	122,053,340	89,855,890

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended June 30, 2025 and 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, March 31, 2024	89,126,872	$89	$112,073	$(30,253)	$(5,884)	$(1,171)	$74,854
Stock-based compensation	-	-	151	-	-	-	151
Common stock issued for vested restricted stock units	36,255	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	3,478,813	4	1,831	-	-	-	1,835
Surrender of common stock for taxes due on vesting	(12,694)	-	(6)	-	-	-	(6)
Net loss	-	-	-	(27,005)	-	-	(27,005)
Balance, June 30, 2024 - Restated	92,629,246	$93	$114,049	$(57,258)	$(5,884)	$(1,171)	$49,829

Balance, March 31, 2025	120,779,084	$121	$120,914	$(89,396)	$(5,884)	$(1,171)	$24,584
Stock-based compensation	-	-	66	-	-	-	66
Common stock issued for vested restricted stock units	248,587	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	15,852,054	16	5,602	-	-	-	5,618
Surrender of common stock for taxes due on vesting	(159,836)	-	(51)	-	-	-	(51)
Equity settlement of PSUs and DSUs (2)	66,240	-	42	-	-	-	42
Warrants (3)	-	-	385	-	-	-	385
Net loss	-	-	-	(11,486)	-	-	(11,486)
Balance, June 30, 2025	136,786,129	$137	$126,958	$(100,882)	$(5,884)	$(1,171)	$19,158

(1)	An aggregate of 15,852,054 shares of the Company’s common stock were sold through the ATM Program during the three months ended June 30, 2025, for net proceeds of approximately $5.6 million to the Company, after deducting the agent’s commissions and other fees. 3,478,813 shares of the Company’s common stock were sold through the ATM Program during the three months ended June 30, 2024, for net proceeds of approximately $1.8 million to the Company, after deducting the agent’s commissions and other fees. Please also see Note—16 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 90,311 of PSUs held by Mr. Reyes as of the date of his separation were immediately vested and paid out to Mr. Reyes in shares of the Company’s common stock in the amount equal to the value of such PSUs to which Mr. Reyes would have been entitled as if 100% of the target performance measures related to such PSUs were achieved. The PSUs were settled by issuing 42,265 shares of common stock, with 48,066 PSUs forfeited for taxes. Additionally, 51,242 outstanding DSUs were paid out to Mr. Reyes in shares of the Company’s common stock by issuing 23,975 common shares, with 27,267 DSUs forfeited for taxes.
(3)	In connection with the loan the Company received on June 26, 2025, the Company issued a common stock purchase warrant for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65. These warrants qualified for equity accounting and were valued using a Black-Scholes model.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the six months ended June 30, 2025 and 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation		-	279	-	-	-	279
Common stock issued for vested restricted stock units	196,991	-		-	-	-	-
Issuance of common stock, net of issuance costs (1)	3,478,813	4	1,831	-	-	-	1,835
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(32,682)	-	-	(32,682)
Balance, June 30, 2024 - Restated	92,629,246	$93	$114,049	$(57,258)	$(5,884)	$(1,171)	$49,829

Balance, December 31, 2024	95,661,347	$96	$115,319	$(81,077)	$(5,884)	$(1,171)	$27,283
Stock-based compensation		-	206	-	-	-	206
Common stock issued for vested restricted stock units	577,529	-		-	-	-	-
Issuance of common stock, net of issuance costs (1)	25,139,655	25	8,615	-	-	-	8,640
Surrender of common stock for taxes due on vesting	(283,642)	-	(93)	-	-	-	(93)
Equity settlement of PSUs and DSUs (2)	66,240	-	42	-	-	-	42
Registered Direct Offerings (3)	15,625,000	16	2,484	-	-	-	2,500
Warrants (4)	-	-	385	-	-	-	385
Net loss	-	-	-	(19,805)	-	-	(19,805)
Balance, June 30, 2025	136,786,129	$137	$126,958	$(100,882)	$(5,884)	$(1,171)	$19,158

(1)	An aggregate of 25,139,655 shares of the Company’s common stock were sold through the ATM Program during the six months ended June 30, 2025, for net proceeds of approximately $8.6 million to the Company, after deducting the agent’s commissions and other fees. 3,478,813 shares of the Company’s common stock were sold through the ATM Program during the three months ended June 30, 2024, for net proceeds of approximately $1.8 million to the Company, after deducting the agent’s commissions and other fees. Please also see Note—15 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 90,311 of PSUs held by Mr. Reyes as of the date of his separation were immediately vested and paid out to Mr. Reyes in shares of the Company’s common stock in the amount equal to the value of such PSUs to which Mr. Reyes would have been entitled as if 100% of the target performance measures related to such PSUs were achieved. The PSUs were settled by issuing 42,265 shares of common stock, with 48,066 PSUs forfeited for taxes. Additionally, 51,242 outstanding DSUs were paid out to Mr. Reyes in shares of the Company’s common stock by issuing 23,975 common shares, with 27,267 DSUs forfeited for taxes.
(3)	In January 2025, the Company closed its registered direct offering of 15,625,000 shares of the Company’s common stock at a price of $0.16 per share, resulting in total gross proceeds of $2.5 million.
(4)	In connection to the loan the Company received on June 26, 2025, the Company issued a common stock purchase warrant for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65. These warrants qualified for equity accounting and were valued using a Black-Scholes model.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the six months ended June 30,
	Note	2025	2024
			Restated
Cash flows from operating activities:
Net loss		$(19,805)	$(32,682)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax expense		471	13,769
Depreciation and amortization		5,519	11,010
Stock-based compensation		795	444
Interest on streaming liabilities		7,837	6,155
Other operating adjustments, net	23	1,279	2,841
Changes in operating assets and liabilities:
Accounts receivable		(1,441)	(242)
Inventories		310	436
Prepaid expenses and other current assets		(1,090)	(40)
Other non-current assets		301	(101)
Accounts payable and other accrued liabilities		(213)	642
Cash settled liability awards		(33)	(67)
Mining royalty and income taxes payable, net		3,935	(746)
Net cash (used in) provided by operating activities		(2,135)	1,419

Cash flows from investing activities:
Capital expenditures		(4,719)	(4,008)
Proceeds from the sale of investment in Green Light Metals		854	-
Net cash used in investing activities		(3,865)	(4,008)

Cash flows from financing activities:
Net proceeds from note payable		6,114	-
Proceeds from ATM Program sales, net of issuance costs		8,640	1,835
Proceeds from the Registered Direct Offerings		2,500	-
Other financing activities		(138)	(33)
Net cash provided by financing activities		17,116	1,802
Effect of exchange rate changes on cash and cash equivalents		(71)	(125)

Net increase (decrease) in cash and cash equivalents		11,045	(912)
Cash and cash equivalents at beginning of period		1,628	6,254
Cash and cash equivalents at end of period		$12,673	$5,342

Supplemental Cash Flow Information
Income and mining taxes paid		$-	$1,072
Non-cash investing or financing activities:
Value of common shares issued for share based compensation redemption		$161	$49
Balance of capital expenditures in accounts payable		$2,283	$502
Balance of equipment financing		$169	$-

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

June 30, 2025
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

2. Restatement of Financial Statements

The interim unaudited condensed consolidated financial statements include corrections to the three and six months periods ended June 30, 2024, which were presented in Note 24 to the consolidated financial statements for the year ended December 31, 2024, in the Company’s 2024 Form 10-K filed on April 8, 2025. During the preparation of the consolidated financial statements for the year ended December 31, 2024, management of the Company identified that liabilities related to the Company’s Back Forty Project with respect to the Gold and Silver Stream Agreements with Osisko (the “Osisko Stream Agreements”) were incorrectly presented in the Company’s financial statements due to errors in the application of U.S. GAAP. The errors related to the calculation of interest accretion over the liabilities associated with the Osisko Stream Agreements (the “streaming liabilities”). It was determined that the streaming liabilities should be accounted for under Financial Accounting Standards Board’s Accounting Standards Codification 606, Revenue from Contracts with Customers, and that a significant financing component is present that should be accreted using the effective interest method. The resulting errors understated the streaming liabilities and net loss for all the impacted periods noted below.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2024:

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of changes in shareholders’ equity for the three months ended June 30, 2024:

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of changes in shareholders’ equity for the six months ended June 30, 2024:

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2024:

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the six months ended June 30, 2024
	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands)
Cash flows from operating activities:
Net loss	$(31,755)	$(927)	$(32,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax expense (benefit)	14,045	(276)	13,769
Depreciation and amortization	11,010	-	11,010
Stock-based compensation	444	-	444
Interest on streaming liabilities	5,096	1,059	6,155
Other operating adjustments, net	2,841	-	2,841
Changes in operating assets and liabilities:
Accounts receivable	(242)	-	(242)
Inventories	436	-	436
Prepaid expenses and other current assets	(1,344)	1,304	(40)
Other non-current assets	(101)	-	(101)
Accounts payable and other accrued liabilities	1,802	(1,160)	642
Cash settled liability awards	(67)	-	(67)
Mining royalty and income taxes payable, net	(746)	-	(746)
Net cash provided by operating activities	1,419	-	1,419

Cash flows from investing activities:
Capital expenditures	(4,008)	-	(4,008)
Net cash used in investing activities	(4,008)	-	(4,008)

Cash flows from financing activities:
Proceeds from the ATM sales, net of issuance costs	1,835	-	1,835
Other financing activities	(33)	-	(33)
Net cash provided by (used in) financing activities	1,802	-	1,802
Effect of exchange rate changes on cash and cash equivalents	(125)	-	(125)

Net decrease in cash and cash equivalents	(912)	-	(912)
Cash and cash equivalents at beginning of period	6,254	-	6,254
Cash and cash equivalents at end of period	$5,342	$-	$5,342

Supplemental Cash Flow Information
Income and mining taxes paid	$1,072	$-	$1,072
Non-cash investing or financing activities:
Value of common shares issued for RSU redemption	$49	$-	$49
Balance of capital expenditures in accounts payable	$502	$-	$502

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expense and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

in this update should be applied either prospectively or retrospectively. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

4. Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40"), the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company’s low production has created substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net losses of $19.8 million and the net cash used by operating activities of $2.1 million for the six months ended June 30, 2025. The interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million). Additionally, on June 26, 2025, the Company executed a loan agreement with Private Investors in the amount of $6.28 million, to be used for working capital. In connection with the loan agreement, the Company has issued a common stock purchase warrant to an affiliate of the Private Investors for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65, the aggregate exercise proceeds of which may provide additional funds for the Company.

For the six months ended June 30, 2025, the Company has raised $21.3 million through the ATM, direct offering, the tax refund, and the loan. However, there can be no assurances that the revenue will be sufficient to generate profits and positive cash flows from operations in the future, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations until sufficient capital is available.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

5. Revenue

The Company derives its revenue mainly from the sale of concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Doré sales, net
Gold	$1,087	$-	$1,087	$24
Silver	45	-	45	1
Less: Refining charges	(9)	-	(9)	(6)
Total doré sales, net	1,123	-	1,123	19
Concentrate sales
Gold	1,823	6,358	4,308	13,757
Silver	5,102	6,840	12,554	11,908
Copper	414	1,941	886	4,182
Lead	525	1,060	1,064	2,424
Zinc	2,771	4,941	4,522	9,063
Less: Treatment and refining charges	(548)	(1,439)	(995)	(3,016)
Total concentrate sales, net	10,087	19,701	22,339	38,318
Realized gain - embedded derivative, net (1)	32	966	56	989
Unrealized (loss) gain - embedded derivative, net	(14)	115	64	158
Total sales, net	$11,228	$20,782	$23,582	$39,484
(1)	Copper lead, and zinc are co-products. In the realized gain - embedded derivative, net, there is $16 thousand loss and $88 thousand loss related to these co-products for the three and six months ended June 30, 2025, respectively. There is $0.3 million gain, in the realized gain - embedded derivative, net, related to the co-products for both the three and six months ended June 30, 2024.

6. Inventories, net

At June 30, 2025 and December 31, 2024, inventories, net, consisted of the following:

	As of	As of
	June 30,	December 31,
	2025	2024

	(in thousands)
Stockpiles - underground mine	$367	$73
Concentrates	1,188	902
Doré, net	-	169
Subtotal - product inventories	1,555	1,144
Materials and supplies (1)	5,182	5,796
Total	$6,737	$6,940
(1)	Net of reserve for obsolescence of $0.7 million as of both June 30, 2025 and December 31, 2024.

7. Income Taxes

The Company recorded an income tax expense of $0.5 million for the six months ended June 30, 2025. For the six months ended June 30, 2024, the Company recorded an income tax expense of $14.3 million. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%. Income in Mexico

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

is taxed at 38.5% (30% income tax and 8.5% mining tax), and Canada’s income is taxed at a combined federal and provincial rate of 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies, and introduces various other tax provisions. The legislation has various effective dates, and certain provisions may impact the Company's consolidated financial statements beginning with the period ending September 30, 2025. The Company is currently evaluating the provisions of the OBBBA and its impact to the Company.

Mexico Valuation Allowance

The Company recorded a valuation allowance on all of the Mexico Income Tax net deferred tax assets in 2024 and has continued with a valuation allowance on all of the Mexico Income Tax net deferred tax assets as of June 30, 2025. In accordance with applicable accounting rules, a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized, after considering all available evidence, both positive and negative. The Company determined a valuation allowance on Mexico Income Tax deferred tax assets was necessary due primarily to the recent losses at the Mexico mine.

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

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. as dividends. Mexico requires a 10% Mexico withholding tax on all post-2013 earnings. The Company began distributing post-2013 earnings from Mexico in 2018. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is reduced to 5% if certain requirements are met. The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico, and as a result, $0.1 million in withholding taxes was paid for the six months ended June 30, 2024. At the end of 2024, the Company reviewed the tax treaty and believes that it qualifies for a 0% tax withholding. Going forward, the Company will apply a 0% tax withholding on any dividend payments from its Mexico subsidiary. No dividends from Mexico were received by the Company for the six months ended June 30, 2025.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $17.5 million as of June 30, 2025) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system, if necessary, to ensure that these adjustments are removed. Management believes its position taken on the 2015 income tax return meets the more likely than not threshold and that as of June 30, 2025 and December 31, 2024, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and the related interest and penalties within income tax (benefit) provision.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

8. Prepaid Expenses and Other Current Assets

At June 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	As of	As of
	June 30,	December 31,
	2025	2024

	(in thousands)
Advances to suppliers	$35	$46
Prepaid insurance	718	1,121
Prepaid income tax	63	3,906
Other current assets	2,427	755
Total	$3,243	$5,828

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

Other current assets

A value-added (“IVA”) tax in Mexico is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of June 30, 2025 and December 31, 2024, this resulted in an asset balance of $1.6 million and $0.5 million, respectively, included in Other current assets.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

9. Property, Plant, and Mine Development, net

At June 30, 2025 and December 31, 2024, property, plant, and mine development, net consisted of the following:

	As of	As of
	June 30,	December 31,
	2025	2024

	(in thousands)
Asset retirement costs (“ARO asset”)	$6,740	$6,740
Construction-in-progress	4,413	1,165
Furniture and office equipment	1,823	1,722
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,101	2,118
Machinery and equipment	45,435	44,858
Mill facilities and infrastructure	36,456	36,463
Mine development	122,900	120,906
Software and licenses	1,554	1,554
Subtotal	309,998	304,102
Accumulated depreciation and amortization	(181,306)	(175,713)
Total	$128,692	$128,389

The Company recorded depreciation and amortization expense of $2.4 million and $5.1 million for the three and six months ended June 30, 2025, respectively, and $5.8 million and $10.0 million for the three and six months ended June 30, 2024, respectively.

10. Other Non-current Assets

At June 30, 2025 and December 31, 2024, other non-current assets consisted of the following:

	As of	As of
	June 30,	December 31,
	2025	2024

	(in thousands)
Investment in Green Light Metals	-	852
Other non-current assets	172	53
Total	$172	$905

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

11. Accrued Expenses and Other Liabilities

At June 30, 2025 and December 31, 2024, accrued expenses and other liabilities consisted of the following:

	As of	As of
	June 30,	December 31,
	2025	2024

	(in thousands)
Accrued royalty payments	$570	$650
Accrual for short-term incentive plan	471	701
Liability for Aquila drillhole capping	8	8
Share-based compensation liability - current	138	33
Equipment financing	169	744
Accrued severance	226	-
Employee profit sharing obligation	1	5
Other payables	875	890
Total accrued expenses and other current liabilities	$2,458	$3,031

Accrued non-current labor obligation	$1,164	$1,251
Stock-based compensation liability	680	318
Other lease liability	72	-
Other long-term liabilities	97	7
Total other non-current liabilities	$2,013	$1,576

12. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Company’s Gold and Silver Stream Agreements (the “Osisko Stream Agreements”) with Osisko Bermuda Limited (“Osisko”) as of June 30, 2025 and December 31, 2024:

	As of	As of
	June 30,	December 31,
	2025	2024

	(in thousands)
Liability related to the Osisko Gold Stream Agreement	$36,549	$33,067
Liability related to the Osisko Silver Stream Agreement	45,720	41,365
Total liability	$82,269	$74,432

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko, pursuant to which Osisko agreed to commit approximately $55.0 million to Aquila through a gold stream purchase agreement (the “Osisko Gold Stream Agreement”). In June 2020, Aquila amended the Osisko Gold Stream Agreement, reducing the total committed amount to $50.0 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20.0 million of the funds committed at the time of the Company’s acquisition. Remaining deposits from Osisko are $5.0 million upon receipt of permits required for the development and operation of the Back Forty Project and $25.0 million upon the first drawdown of an appropriate project debt finance facility. Osisko has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of the Company. The initial term of the Osisko Gold Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Gold Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of June 30, 2025. In March 2024, the Company secured an amendment to the Osisko Gold Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

The $20.0 million received from Osisko pursuant to the Osisko Gold Stream Agreement through December 31, 2024 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum at June 30, 2025 and at December 31, 2024. As the remaining $30.0 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheets.

Per the terms of the Osisko Gold Stream Agreement, Osisko will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 gold ounces (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, Osisko will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko. Please see Note 15—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with Osisko to purchase 85% of the silver produced and sold at the Back Forty Project (the “Osisko Silver Stream Agreement”). A total of $17.2 million has been advanced under the Osisko Silver Stream Agreement as of June 30, 2025. There are no future deposits remaining under the Osisko Silver Stream Agreement. The initial term of the Osisko Silver Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Silver Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of June 30, 2025. In March 2024, the Company secured an amendment to the Osisko Silver Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

Per the terms of the Osisko Silver Stream Agreement, Osisko will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4.00 per ounce of silver. Where the market price of silver is greater than $4.00 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from Osisko pursuant to the Osisko Silver Stream Agreement through December 31, 2024 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

life-of-mine production to be deliverable and was 22.2% per annum at June 30, 2025 and at December 31, 2024. Please see Note 15—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

13. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	2025	2024

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,839	$2,233
Foreign currency exchange loss (gain)	157	(394)
Reclamation liabilities – balance at end of period	1,996	1,839

Asset retirement obligation – balance at beginning of period	8,838	9,562
Changes in estimate (1)	-	512
Liability for Aquila drillhole capping	-	(329)
Accretion	369	793
Foreign currency exchange loss (gain)	769	(1,700)
Asset retirement obligation – balance at end of period	9,976	8,838
Total period end balance	$11,972	$10,677
(1)	In 2024, the Company updated its closure plan study, which resulted in a $0.5 million increase in the estimated liability and ARO asset.

The following table presents the reclamation and remediation obligations as of June 30, 2025 and December 31, 2024:

	As of	As of
	June 30,	December 31,
	2025	2024

	(in thousands)
Current reclamation and remediation liabilities (1)	$8	$8
Non-current reclamation and remediation liabilities	11,964	10,669
Total	$11,972	$10,677

(1)	The current portion of reclamation and remediation liabilities related to drill hole capping in Aquila, Michigan, are included in Accrued expenses and other current liabilities. Please see Note 11— Accrued Expenses and Other Liabilities in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The Company’s undiscounted reclamation liabilities of $2.0 million and $1.8 million as of June 30, 2025 and December 31, 2024, respectively, are related to DDGM. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of the Company’s property, plant, and mine development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant, and Mine Development, post-2013 development stage status, which are discounted using a credit adjusted risk-free rate of 10%. As of June 30, 2025 and December 31, 2024, the Company’s asset retirement obligation was $10.0 million and $8.8 million, respectively, primarily related to DDGM in Mexico.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

14. Loan Payable

On June 26, 2025, the Company executed a loan agreement with Private Investors (the “Lender”) in the amount of $6.28 million, to be used for working capital. The loan bears a simple interest at a rate per annum equal to the sum of (i) the published Secured Overnight Financing Rate for a 1-month interest period (“SOFR”) plus (ii) five percent (5.0%), with the initial interest rate of 9.32%. Principal and all interest are due and payable on December 26, 2026 and may be repaid at any time without penalty. As collateral, the Company pledged and granted to Lender a continuing and unconditional first priority security interest in all equity interests in Don David Gold Mexico S.A. de C.V., the Company’s subsidiary organized and existing under the laws of the United Mexican States.

In connection with the loan agreement, the Company has issued a common stock purchase warrant to an affiliate of the Private Investor for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65. These warrants qualified for equity accounting and were valued using a Black-Scholes model. The loan and warrants were recorded on a relative fair value basis.

The following table presents information about the loan as of June 30, 2025:

	Nominal	Maturity	Unamortized	Liability
	amount	date	discount	balance

Loan payable	$6,280	December 26, 2026	$539	$5,741

15. Commitments and Contingencies

Commitments

As of June 30, 2025 and December 31, 2024, the Company has equipment purchase commitments of $3.5 million and $1.5 million, respectively.

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

Initially, the Company intended to pay the first C$3 million in 2023 to prevent HudBay’s 51% buy-back option in the Back Forty Project. Management later decided that it was more likely than not that HudBay would not exercise its buy-

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

back option, and consequently, this amount was not paid. Additionally, since financing of the project is not expected in 2024, this liability was reclassified to long-term. As of the end of January 2024, by the contractual deadline, HudBay did not exercise its buy-back option, and thus, it is forfeited.

The total value of the contingent consideration as of June 30, 2025 and December 31, 2024 was $3.6 million and $3.4 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Condensed Consolidated Interim Statements of Operations.

The following table shows the change in the balance of the contingent consideration for the six months ended June 30, 2025 and for the year ended December 31, 2024:

	2025	2024

	(in thousands)
Beginning Balance of contingent consideration:
Non-current contingent consideration	$3,389	$3,404

Change in value of contingent consideration - Non-current	173	(15)

Ending Balance of contingent consideration:
Non-current contingent consideration	$3,562	$3,389

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

16. Shareholders’ Equity

The Company’s At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019, was amended in May 2023 and renewed in June 2023. Pursuant to the amended ATM Agreement, the Agent has agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to the amount registered on the registration statement on Form S-3 relating to the ATM Program, which is $15.85 million as of April 11, 2025. During the three and six months ended June 30, 2025, an aggregate of 15,852,054 and 25,139,655 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of approximately $5.6 million and approximately $8.6 million, respectively, after deducting the agent’s commissions and other fees. During both the three and the six months ended June 30, 2024, an aggregate of 3,478,813 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of approximately $1.8 million, after deducting the agent’s commissions and other fees.

On January 21, 2025, the Company closed on a registered direct offering with certain investors for the purchase of 15,625,000 shares of the Company’s common stock at a price of $0.16 per share, resulting in total gross proceeds to the Company of approximately $2.5 million.

In connection to the loan the Company received from certain investors on June 26, 2025, the Company issued 1,500,000 common stock purchase warrants for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65, subject to adjustment as provided in the warrant agreement. The warrants will expire on June 26, 2027. These warrants qualified for equity accounting and were valued using a Black-Scholes model.

17. Derivatives

Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and sales to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note—22 Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information on the realized and unrealized gain (loss) recorded to adjust accounts receivable and revenue.

The following table summarizes the Company’s unsettled sales contracts at June 30, 2025 with the quantities of metals under contract subject to final pricing expected to occur through October 2025:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	1,127	306,679	76	438	1,437
Average forward price (per ounce or tonne)	$3,171	$33.85	$9,677	$1,971	$2,698
Unsettled sales contracts value (in thousands)	$3,574	$10,381	$735	$863	$3,877	$19,430

The Company manages credit risk by entering into arrangements with counterparties believed to be financially strong, and by requiring other credit risk mitigants, as appropriate. The Company actively evaluates the implicit creditworthiness of its counterparties, and monitors credit exposures.

18. Employee Benefits

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

19. Stock-Based Compensation

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

The Company’s STIP provides for an annual cash bonus payable upon achievement of specified performance metrics for its management team. STIP may also be settled as cash payable through the issuance of fully vested equity awards (such as fully vested stock grants or DSUs), or a combination of cash and stock DSUs. As of June 30, 2025, the Company accrued $0.2 million in accrued expenses and other liabilities related to the program.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Stock options	$-	$-	$-	$22
Restricted stock units	66	151	206	257
Performance share units	217	94	212	128
Deferred share units	112	(20)	377	37
Total	$395	$225	$795	$444

Stock Options

A summary of stock option activities under the Incentive Plan for the six months ended June 30, 2025 and 2024 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)
Outstanding as of December 31, 2023	840,612	$2.99
Granted, Exercised, Expired, or Forfeited	-	-
Outstanding as of June 30, 2024	840,612	$2.99

Outstanding as of December 31, 2024	840,612	$2.99
Granted, Exercised, Expired, or Forfeited	-	-
Outstanding as of June 30, 2025	840,612	$2.99

Vested and exercisable as of June 30, 2025	840,612	$2.99

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Restricted Stock Units

A summary of RSU activities under the Incentive Plan for the six months ended June 30, 2025 and 2024 is presented below:

	Restricted Stock Units	Fair Value (in thousands)
Nonvested as of December 31, 2023	847,255	$319
Granted	832,091
Granted in lieu of bonus	637,929
Vested but not redeemed (deferred)	(134,257)
Vested and redeemed	(119,997)
Vested and forfeited for net settlement	(76,994)
Forfeited	(50,435)
Nonvested as of June 30, 2024	1,935,592	$716

Nonvested as of December 31, 2024	1,931,258	$444
Vested but not redeemed (deferred)	(258,618)
Vested and redeemed	(293,887)
Vested and forfeited for net settlement	(208,309)
Forfeited	(326,229)
Nonvested as of June 30, 2025	844,215	$515

Performance Share Units

A summary of PSU activities under the Incentive Plan for the six months ended June 30, 2025 and 2024 is presented below:

	Performance Share Units	Liability Balance (in thousands)
Outstanding as of December 31, 2023	880,926	$164
Granted	682,367
Redeemed	(201,258)
Forfeited	(33,113)
Outstanding as of June 30, 2024	1,328,922	$225

Outstanding as of December 31, 2024	1,328,922	$148
Redeemed (1)	(283,460)
Forfeited for net settlement	(48,066)
Forfeited	(236,330)
Outstanding as of June 30, 2025	761,066	$270
(1)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 90,311 of PSUs held by Mr. Reyes as of the date of his separation were immediately vested and paid out to Mr. Reyes in shares of the Company’s common stock in the amount equal to the value of such PSUs to which Mr. Reyes would have been entitled as if 100% of the target performance measures related to such PSUs were achieved. The PSUs were settled by issuing 42,265 shares of common stock, with 48,066 PSUs forfeited for taxes.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Deferred Share Units

A summary of DSU activities under the Incentive Plan for the six months ended June 30, 2025 and 2024 is presented below:

	Deferred Stock Units	Liability Balance (in thousands)
Outstanding as of December 31, 2023	586,291	$223
Granted in lieu of board fees	116,472
Outstanding as of June 30, 2024	702,763	$260

Outstanding as of December 31, 2024	883,384	$203
Granted in lieu of board fees	66,704
Redeemed (1)	(23,975)
Forfeited for net settlement	(27,267)
Outstanding as of June 30, 2025	898,846	$548
(1)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 51,242 outstanding DSUs were paid out to Mr. Reyes in shares of the Company’s common stock by issuing 23,975 common shares, with 27,267 DSUs forfeited for taxes.

20. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
		Restated		Restated
	(in thousands)		(in thousands)
Unrealized currency exchange loss (1)	$922	$1,385	$971	$1,331
Realized currency exchange loss (gain)	133	(260)	297	(157)
Realized and unrealized gain from gold and silver rounds, net	(12)	(8)	(33)	(16)
Realized loss from sale of investments (2)	-	-	854	-
Interest on streaming liabilities (3)	4,016	3,287	7,837	6,155
Severance	459	317	459	676
Other (income) expense	(214)	1,233	(770)	1,082
Total	$5,304	$5,954	$9,615	$9,071

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 22—Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	In the first quarter of 2025, through its subsidiary, Aquila Resources USA Inc., the Company entered into a share purchase agreement with multiple purchasers to sell all of its interest in the Green Light Metals shares, for C$0.10 per share, for total net proceeds of C$1.2 million ($0.9 million), which was received on February 11, 2025. As of December 31, 2024, the fair value of the investment was $0.9 million.
(3)	Periodic interest expense is based on a fixed market rate of interest which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. Please see Note 12— Gold and Silver Stream Agreements in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

21. Net Loss per Common Share

Basic net income or loss per common share is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings or loss per common share are calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common stock during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common stock at the average market price during the period. All of the Company’s RSUs are anti-dilutive due to the Company’s net loss for the period. Since PSUs and DSUs are expected to be cash settled, they are not included in the dilutive calculation.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise price of $2.99 were outstanding as of June 30, 2025, but had no dilutive effect due to the net loss for the period. Options to purchase 0.8 million shares of common stock at a weighted average exercise price of $2.99 were outstanding as of June 30, 2024, but it had no dilutive effect due to the net loss for the period. A common stock purchase warrant that was issued on June 26, 2025, which allows the holder to purchase 1,500,000 shares of common stock at the exercise price of $0.65, was outstanding as of June 30, 2025, but had no dilutive effect due to the net loss for the period.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss (in thousands)	$(11,486)	$(27,005)	$(19,805)	$(32,682)

Denominator:
Basic and diluted weighted average common shares outstanding	131,558,925	91,004,348	122,053,340	89,855,890

Basic and diluted net loss per common share	$(0.09)	$(0.30)	$(0.16)	$(0.36)

22. Fair Value Measurement

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	As of	As of
	June 30,	December 31,	Input Hierarchy Level
	2025	2024

	(in thousands)
Cash and cash equivalents	$12,673	$1,628	Level 1
Accounts receivable, net	$3,625	$2,184	Level 2
Investment in equity securities-Green Light Metals	$-	$852	Level 3

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

At June 30, 2025 and December 31, 2024, the Company had an unrealized gain of $57 thousand and an unrealized loss of $7 thousand, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments on the embedded derivatives. Please see Note 17—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

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

Gains and losses related to changes in the fair value of embedded derivatives were included in the Condensed Consolidated Interim Statements of Operations, as shown in the following table (in thousands):

		For the three months ended June 30,		For the six months ended June 30,		Statements of Operations Classification
		2025	2024	2025	2024

	Note	(in thousands)
Realized and unrealized derivative gain, net	17	$18	$1,081	$120	$1,147	Sales, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended June 30, 2025
Realized gain (loss)	$31	$17	$-	$(11)	$(5)	$32
Unrealized gain (loss)	32	(82)	(1)	18	19	(14)
Total realized/unrealized derivatives, net	$63	$(65)	$(1)	$7	$14	$18

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended June 30, 2024
Realized gain	$358	$312	$115	$37	$144	$966
Unrealized (loss) gain	(148)	52	(45)	15	241	115
Total realized/unrealized derivatives, net	$210	$364	$70	$52	$385	$1,081

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

	Gold	Silver	Copper	Lead	Zinc	Total
For the six months ended June 30, 2025
Realized gain (loss)	$84	$60	$9	$(11)	$(86)	$56
Unrealized gain (loss)	56	(16)	5	22	(3)	64
Total realized/unrealized derivatives, net	$140	$44	$14	$11	$(89)	$120

	Gold	Silver	Copper	Lead	Zinc	Total
For the six months ended June 30, 2024
Realized gain (loss)	$386	$285	$127	$(7)	$198	$989
Unrealized (loss) gain	(36)	132	(47)	74	35	158
Total realized/unrealized derivatives, net	$350	$417	$80	$67	$233	$1,147

23. Supplementary Cash Flow Information

Other operating adjustments, net within net cash provided by operating activities on the Condensed Consolidated Interim Statements of Cash Flows for the six months ended June 30, 2025 and 2024 consisted of the following:

	For the six months ended June 30,
	2025	2024

	(in thousands)
Unrealized gain on gold and silver rounds	$(33)	$(16)
Unrealized foreign currency exchange loss (gain)	971	1,331
Unrealized loss (gain) on investments	-	1,168
Other, net	341	358
Total other operating adjustments, net	$1,279	$2,841

24. Segment Reporting

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
For the three months ended June 30, 2025
Sales, net	$11,228	$-	$-	$11,228
Production costs	12,858	-	-	12,858
Depreciation and amortization	2,328	26	2	2,356
Reclamation and remediation	434	-	-	434
Mining gross loss	(4,392)	(26)	(2)	(4,420)
Exploration expense	569	167	-	736
G&A expenses, including Stock-based compensation	-	-	1,039	1,039
Other segment items	964	3,911	429	5,304
Loss before income taxes	(5,925)	(4,104)	(1,470)	(11,499)
Income tax benefit				(13)
Net loss				$(11,486)

Expenditures for long-lived assets	$4,111	$-	$-	$4,111

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Consolidated
	Restated	Restated	Restated	Restated
For the three months ended June 30, 2024
Sales, net	$20,782	$-	$-	$20,782
Production costs	17,768	-	-	17,768
Depreciation and amortization	5,798	27	8	5,833
Reclamation and remediation	773	-	-	773
Mining gross loss	(3,557)	(27)	(8)	(3,592)
Exploration expense	184	142	-	326
G&A expenses, including Stock-based compensation	-	-	952	952
Other segment items	1,314	4,461	179	5,954
Loss before income taxes	(5,055)	(4,630)	(1,139)	(10,824)
Income tax provision				16,181
Net loss				$(27,005)

Expenditures for long-lived assets	$2,219	$-	$-	$2,219

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
For the six months ended June 30, 2025
Sales, net	$23,582	$-	$-	$23,582
Production costs	23,566	-	-	23,566
Depreciation and amortization	5,001	52	7	5,060
Reclamation and remediation	828	-	-	828
Mine gross loss	(5,813)	(52)	(7)	(5,872)
Exploration expense	850	371	-	1,221
G&A expenses, including Stock-based compensation	-	-	2,583	2,583
Other segment items (1)	1,210	8,007	398	9,615
Loss before income taxes	(7,873)	(8,430)	(2,988)	(19,291)
Income tax provision				514
Net loss				$(19,805)

Expenditures for long-lived assets	$5,932	$-	$-	$5,932

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
	Restated	Restated	Restated	Restated
For the six months ended June 30, 2024
Sales, net	$39,484	$-	$-	$39,484
Production costs	33,876	-	-	33,876
Depreciation and amortization	9,972	55	16	10,043
Reclamation and remediation	1,326	-	-	1,326
Mine gross loss	(5,690)	(55)	(16)	(5,761)
Exploration expense	1,083	347	-	1,430
G&A expenses, including Stock-based compensation	-	-	2,126	2,126
Other segment items (1)	1,614	7,601	(144)	9,071
Loss before income taxes	(8,387)	(8,003)	(1,998)	(18,388)
Income tax provision				14,294
Net loss				$(32,682)

Expenditures for long-lived assets	$4,294	$-	$-	$4,294
(1)	Please see Note 20—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
As of June 30, 2025
Total current assets	$13,139	$4	$13,135	$26,278
Total non-current assets (1)	39,422	89,425	17	128,864
Total assets	$52,561	$89,429	$13,152	$155,142

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
As of December 31, 2024
Total current assets	$16,073	$50	$457	$16,580
Total non-current assets (1)	38,926	90,328	40	129,294
Total assets	$54,999	$90,378	$497	$145,874
(1)	As of June 30, 2025, the total non-current assets included capital investments of $5.9 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other. As of December 31, 2024, the total non-current assets included capital investments of $8.6 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) for the three and six months ended June 30, 2025 and compares those results with the three and six months ended June 30, 2024. It also analyzes the Company’s financial condition as of June 30, 2025, and compares it to the financial condition as of December 31, 2024. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes contained in the 2024 Annual Report.

The discussion also presents certain non-GAAP financial measures that are important to management in its evaluation of the operating results, and which are used by management to compare the Company’s performance with what it perceives to be peer group mining companies and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating the Company’s performance. For a detailed description of each of the non-GAAP financial measures and a reconciliation to U.S. GAAP financial measures, please see the discussion below under Non-GAAP Measures. Also see Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Overview

Gold Resource Corporation is a mining company that pursues gold, silver, and other metal projects that require reasonable capital requirements and could achieve high returns. DDGM is the Company’s cornerstone asset comprised of six contiguous land parcels. The Company’s focus is unlocking the significant upside potential of DDGM through optimization of the current operations, growing the existing mineral resource by investing in exploration drilling, and identifying new opportunities near existing infrastructure. The primary mineral production comes from the Arista and Switchback underground mining areas. This mine and processing facilities can produce gold and silver doré as well as concentrates of copper, lead, and zinc.

The Back Forty Project, when developed, is expected to produce gold and silver doré and concentrates of copper and zinc bearing gold and silver. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023 and the Company filed the Back Forty Project Technical Report Summary, effective as of September 30, 2023, on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Company’s Board of Directors continues to evaluate its options with respect to unlocking the value of the Back Forty development project.

Gold Resource Corporation

Channel Sampling – Three Sisters

During the second quarter of 2025, DDGM continued to experience production challenges, primarily due to limited equipment availability. These issues stemmed from aging machinery and a lack of spare parts, which adversely affected operational efficiency. The resulting inefficiencies contributed to a shortage of production areas and a reduction in overall production capacity. To mitigate these impacts, the Company recognizes the need to replace outdated equipment and is actively seeking additional capital to upgrade critical components of its mining fleet, upgrade the mill, and to support ongoing development activities. In the interim, the maintenance and engineering teams are executing targeted action plans to improve the reliability and readiness of existing equipment where possible.

As part of a broader operational improvement strategy, DDGM engaged a third-party contract miner during the second quarter to advance the required production development in the Three Sisters system. A total of 847 meters of mine development was completed, providing access to the central and southeast areas of the system on two levels. Initial crosscuts and development along strike, confirmed wide vein widths and high-grade mineralization. A focused definition and ore control drilling campaign is ongoing to further delineate vein structures in this area for use in updates to the block model and mine plan.

The operations team remains committed to safety, operational efficiency, and continuous improvement as part of its strategy to address current production challenges and position the operation for improved performance in the coming quarters.

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

During the second quarter, underground diamond drilling proceeded as planned, with activities focused on definition and ore-control drilling from accessible areas within the Arista mine. Two diamond drill rigs were operating, one contract and one owned and operated by DDGM. Due to the lack of optimally located drill stations for further exploration at the Three Sisters system, definition and ore-control drilling remained a priority. This work utilized access from new development drifts created in the first quarter at Three Sisters. Drilling during the second quarter targeted veins in the upper levels of the system, as well as in the upper levels of the Splay 31 vein, and deeper levels of the Candelaria vein within the Arista system. This work continues to support ongoing refinements to the geologic models while supporting the identification and delineation of short-term production opportunities.

The objective of the definition and ore-control drilling program is to increase confidence in the short-term geologic models, enabling the mine plan to prioritize ore delivery from each area with the highest possible net smelter return (“NSR”) to the process plant. While the Company believes the mine has the potential to generate positive cash flow, based on current information from the new areas of the Three Sisters as well as other areas that have been discovered near the existing mining zones, the Company does not believe that the mine will generate sufficient free cash flow in the near term without the

Gold Resource Corporation

addition of these areas to the life-of-mine plan. Exploration potential remains robust across all vein systems at the Arista mine, with particular emphasis on the northwest extensions of both the Arista and Three Sisters vein systems, which remain open along strike as well as up- and down-dip.

Due to cash flow shortages described previously, the exploration drill program remained suspended during the second quarter of 2025. During the second quarter, refinements to the Three Sisters geologic model identified areas of variability with the inferred mineral resource. Recent model updates have reclassified certain vein structures and removed zones characterized by low confidence and low grade. While these changes are expected to reduce the overall inferred tonnes, they will likely have a positive impact on the average NSR value by improving the overall quality of the modeled resource. Information from the ongoing definition and ore-control drilling is being used to guide ongoing model updates and define future drilling priorities. The completion of additional exploration development on Level 3 will facilitate continued infill and expansion drilling, aimed at extending the Three Sisters and Gloria vein systems, as well as the Splay 31 vein of the Arista system, along strike to the northwest and both up- and down-dip.

During the second quarter, 27 diamond drill holes were completed totaling 4,185 meters, focused on definition and ore-control drilling at the Arista mine. Drilling was primarily concentrated on Levels 3 and 4 within the central and southeast portions of the Three Sisters vein system where results have confirmed both vein widths and grades while improving confidence in the geologic and economic models. Additional drilling was also completed in the Arista vein system from Level 4 targeting the upper-central portion of the Splay 31 vein and from Level 17 on the Candelaria vein. Multiple high-quality exploration targets, both surface and underground have been defined at the Arista mine, highlighting the potential for future mineral resource expansion; however, further exploration expenditures in 2025 will remain dependent on improvements in cash flow.

During the second quarter, definition and ore-control drilling at the Arista mine focused on the following key zones:

o	Drilling focused on improving and validating the geological model for the Three Sisters vein system, including the confirmation of vein widths and grades along the central and southeastern portions of the system. Drilling targeted the Sandy and Sadie vein sets from newly established drill stations on Levels 3 and 4, developed during the first quarter.
o	Drilling was completed from Level 4 targeting the upper-central portion of the Splay 31 vein, and from Level 17 on the Candelaria vein. Both targets are part of the Arista vein system and were selected to assess near-term production opportunities not previously realized within the Arista system.
o	The delineation of these zones supports improved mine planning and increased operational flexibility in scheduling near-term ore production from these areas.

Gold Resource Corporation

Hole No. 525040: Sandy 1 vein (163.14 – 166.90 m; 3.76 m). Three Sisters System Q2 2025.

3.63 m estimated true width at 16.03 g/t AuEq of $1,118/t NSR (3.72 g/t Au, 1,187 g/t Ag, 0.68% Cu, 1.14% Pb, 2.34% Zn)

During the second quarter of 2025, regional exploration efforts focused on evaluating and prioritizing advanced stage projects along the 55-kilometer trend of the San Jose structural corridor. These projects include Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali, within concessions controlled by DDGM (see map below). Additionally, prospects near the Arista mine are being re-evaluated for their near-term potential with the goal of defining priority near-mine drill targets.

770000
785000
800000
815000
1870000
1855000
1840000
San Pablo Villa de Mitla
Rio Grande
San Lorenzo Albarradas
SAN LORENZO ALBARRADAS
SAN LUCAS QUIAVINI
San Juan del Rio
SAN JUAN DEL RIO
Ejido Cerro Castoche
Santiago Matatlán
San Dionisio Ocotepec
San Baltazar Guelavila
Santo Tomas de Arriba
El Rey
El Chamizo
San Baltazar Chichicapam
Yaxe
Jabali
Altagracia
Margaritas
Aguila
San Pedro Totolapa
SAN PEDRO TOTOLAPA
Rio Grande
Rio Grande Sur
El Fuego
SAN PEDRO TOTOLAPA
Santa Maria Zoquitlan
Rio Seco
San Carlos Yautepec
Alluvial
Andesite
Andesitic_Dike
Breccia
Breccia_Tuff_Megablocks
Colluvium
Conglomerate
CretacicSediments
Cretacic_Andesite_Volcanic_Bcc_SGM
Cretacic_Sandstone_Shale_SGM
Dacitic_Andesitic_Tuff_SGM
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

Regional Geologic Map Showing Advanced Project and Prospect Locations and Exploration Concessions Controlled by Don David Gold Mine

Gold Resource Corporation

Results of Operations

Don David Gold Mine

Mine activities during the second quarter of 2025 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about DDGM for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Arista Mine
Milled
Tonnes Milled	63,479	93,687	120,385	192,576
Grade
Average Gold Grade (g/t)	0.56	1.27	0.63	1.59
Average Silver Grade (g/t)	115	102	140	95
Average Copper Grade (%)	0.13	0.26	0.15	0.32
Average Lead Grade (%)	0.88	1.00	0.80	1.13
Average Zinc Grade (%)	2.72	2.59	2.23	2.71
Recoveries
Average Gold Recovery (%)	66.0	77.1	68.4	78.4
Average Silver Recovery (%)	83.9	85.5	83.6	87.8
Average Copper Recovery (%)	59.4	74.7	56.2	75.5
Average Lead Recovery (%)	67.2	65.8	66.8	65.8
Average Zinc Recovery (%)	79.9	83.2	77.5	82.9
Combined
Tonnes Milled (1)	63,479	93,687	120,385	192,576
Tonnes Milled per Day (2)	1,218	1,301	1,156	1,315
Metal production
Gold (ozs.)	758	2,947	1,661	7,704
Silver (ozs.)	196,435	263,023	453,720	514,730
Copper (tonnes)	50	181	104	461
Lead (tonnes)	373	616	645	1,428
Zinc (tonnes)	1,380	2,020	2,079	4,330
Metal produced and sold
Gold (ozs.)	878	2,724	1,737	6,281
Silver (ozs.)	150,365	234,560	380,685	451,095
Copper (tonnes)	43	197	93	461
Lead (tonnes)	272	491	549	1,158
Zinc (tonnes)	1,060	1,771	1,677	3,453
Percentage payable metal (3)
Gold (%)	116	92	105	82
Silver (%)	77	89	84	88
Copper (%)	86	109	89	100
Lead (%)	73	80	85	81
Zinc (%)	77	88	81	80
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates the Company produces versus the portion of those metals actually paid for according to the terms of the Company’s sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amounts of metals contained in concentrates produced and sold.
(3)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates it produces versus the portion of those metals actually paid for according to the terms of the sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation

Second quarter 2025 compared to second quarter 2024

Production

During the three months ended June 30, 2025, total tonnes milled of 63,479 were 32% lower than in the same period in 2024. Metal production for gold, silver, copper, lead, and zinc decreased by 74%, 25%, 72%, 40%, and 32%, respectively, during the three months ended June 30, 2025, as compared to the same period last year. Although lower tonnes processed and lower metal grades for all metals, with the exception of silver, were expected in the 2025 mine plan, production in the second quarter was significantly impacted by the limited availability of critical mining equipment and the lack of production headings faces.

Grades & recoveries

During the three months ended June 30, 2025, all of the ore processed came from the Arista mine with an average gold grade of 0.56 g/t and silver grade of 115 g/t, compared to an average gold grade of 1.27 g/t and silver grade of 102 g/t, respectively, for the same period in 2024. For the three months ending June 30, 2025, the average gold grade was 56% lower and the average silver grade was 13% higher when compared to the same period in 2024. This reduction in gold grade is partly due to the additional dilution caused by mining narrower veins, as scheduled in the second quarter. As shown in the updated Don David Gold Mine Technical Report Summary, effective as of December 31, 2024, which is incorporated by reference as Exhibit 96.2 to the 2024 Annual Report (the “DDGM Technical Report Summary”), the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of mineral reserves (as defined by Subpart 1300 of Regulation S-K, “Mineral Reserves”) and mineral resources (as defined by Subpart 1300 of Regulation S-K, “Mineral Resources”) contained therein. As grades decline, recoveries are expected to decline as well. The Company’s base metals average grades during the three months ended June 30, 2025 were 0.13% for copper, 0.88% for lead, and 2.72% for zinc. While copper and lead grades were lower by 50% and 12%, respectively, zinc grade was higher by 5%, as compared to same period in 2024.

Gold and silver recoveries for the three months ended June 30, 2025 were 66.0% and 83.9%, respectively, reflecting a 14% decrease for gold and a 2% decrease for silver over the same period in 2024. Copper, lead, and zinc recoveries for the three months ended June 30, 2025 were 59.4%, 67.2%, and 79.9%, respectively. While recoveries for copper and zinc declined by 20% and 4%, respectively, in the three months ended June 30, 2025 when compared to the same period in 2024, lead recovery increased by 2%.

Year-to-date 2025 compared to year-to-date 2024

Production

During the six months ended June 30, 2025, total tonnes milled of 120,385 were 37% lower than in the same period in 2024. Metal production for gold, silver, copper, lead, and zinc decreased by 78%, 12%, 77%, 55%, and 52%, respectively, during the six months ended June 30, 2025, as compared to the same period last year. Although lower tonnes processed and lower metal grades for all metals, with the exception of silver, were expected in the 2025 mine plan, the second quarter production was significantly impacted by the limited availability of critical mining equipment and the lack of production headings faces.

Grades & recoveries

During the six months ended June 30, 2025, all of the ore processed came from the Arista mine with an average gold grade of 0.63 g/t and silver grade of 140 g/t, compared to an average gold grade of 1.59 g/t and silver grade of 95 g/t, respectively, for the same period in 2024. For the six months ending June 30, 2025, the average gold grade was 60% lower and the average silver grade was 47% higher when compared to the same period in 2024. This reduction in gold grade is partly due to the additional dilution caused by mining narrower veins, as scheduled in 2025. As shown in the DDGM Technical Report Summary, the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of Mineral Reserves and Mineral Resources contained therein. As grades decline, recoveries are

Gold Resource Corporation

expected to decline as well. The Company’s base metals average grades during the six months ended June 30, 2025 were 0.15% for copper, 0.80% for lead, and 2.23% for zinc. The copper, lead, and zinc grades were lower by 53%, 29%, and 18%, respectively, as compared to same period in 2024.

Gold and silver recoveries for the six months ended June 30, 2025 were 68.4% and 83.6%, respectively, reflecting a 13% decrease for gold and a 5% decrease for silver over the same period in 2024. Copper, lead, and zinc recoveries for the six months ended June 30, 2025 were 56.2%, 66.8%, and 77.5%, respectively. While recoveries for copper and zinc declined by 26% and 7%, respectively, in the six months ended June 30, 2025 when compared to the same period in 2024, lead recovery increased by 2%.

Sales Statistics

The following table summarizes certain sales statistics about DDGM operations for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Net sales (in thousands)
Gold	$2,910	$6,358	$5,395	$13,781
Silver	5,147	6,840	12,599	11,909
Copper	414	1,941	886	4,182
Lead	525	1,060	1,064	2,424
Zinc	2,771	4,941	4,522	9,063
Less: Treatment and refining charges	(557)	(1,439)	(1,004)	(3,022)
Realized and unrealized gain - embedded derivative, net	18	1,081	120	1,147
Total sales, net	$11,228	$20,782	$23,582	$39,484
Metal produced and sold
Gold (ozs.)	878	2,724	1,737	6,281
Silver (ozs.)	150,365	234,560	380,685	451,095
Copper (tonnes)	43	197	93	461
Lead (tonnes)	272	491	549	1,158
Zinc (tonnes)	1,060	1,771	1,677	3,453
Average metal prices realized (1)
Gold ($ per oz.)	$3,350	$2,465	$3,155	$2,255
Silver ($ per oz.)	$34.35	$30.49	$33.25	$27.03
Copper ($ per tonne)	$9,619	$10,428	$9,639	$9,351
Lead ($ per tonne)	$1,887	$2,235	$1,919	$2,087
Zinc ($ per tonne)	$2,607	$2,871	$2,644	$2,682
Gold equivalent ounces sold
Gold Ounces	878	2,724	1,737	6,281
Gold Equivalent Ounces from Silver	1,542	2,901	4,012	5,407
Total AuEq oz	2,420	5,625	5,749	11,688

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from the Company’s provisional invoices when they are settled. The Company’s average metal prices realized will therefore differ from the average market metal prices in most cases.

Gold Resource Corporation

Second quarter 2025 compared to second quarter 2024

Besides the expected lower tonnes mined and changes in metal grades and recoveries for the three months ended June 30, 2025, as compared to the same period in 2024, the key drivers of the production and financial results relate to the issues the Company faced especially in the second quarter of 2025, including the issues with equipment availability due to the age and condition of some of the critical mining equipment, and the decreasing cash and working capital affecting the Company’s sales and production.

Metal sold

During the three months ended June 30, 2025, gold sales of 878 ounces, silver sales of 150,365 ounces, copper sales of 43 tonnes, lead sales of 272 tonnes, and zinc sales of 1,060 tonnes decreased by 68%, 36%, 78%, 45%, and 40%, respectively, compared to the same period in 2024. The lower metal production was partially expected due to mine sequencing, but challenges with equipment availability and the lack of multiple faces to mine negatively affected the Company’s metal sales and production.

Average metal prices realized

During the three months ended June 30, 2025, the average metal prices were $3,350 per gold ounce, $34.35 per silver ounce, $9,619 per tonne for copper, $1,887 per tonne for lead, and $2,607 per tonne for zinc. Compared to the same period in 2024, the average metal price for gold and silver increased by 36% and 13%, respectively. The average metal price for copper, lead, and zinc decreased by 8%, 16%, and 9%, respectively.

Year-to-date 2025 compared to year-to-date 2024

Besides the expected lower tonnes mined and changes in metal grades and recoveries for the six months ended June 30, 2025, as compared to the same period in 2024, the key drivers of the production and financial results relate to the issues the Company faced especially in the second quarter of 2025, including the issues with equipment availability due to the age and condition of some of the critical mining equipment, and the decreasing cash and working capital affecting the Company’s sales and production.

Metal sold

During the six months ended June 30, 2025, gold sales of 1,737 ounces, silver sales of 380,685 ounces, copper sales of 93 tonnes, lead sales of 549 tonnes, and zinc sales of 1,677 tonnes decreased by 72%, 16%, 80%, 53%, and 51%, respectively, compared to the same period in 2024. The lower metal production was partially expected due to mine sequencing, but challenges with equipment availability and the lack of multiple faces to mine negatively affected the Company’s metal sales and production.

Average metal prices realized

During the six months ended June 30, 2025, the average metal prices were $3,155 per gold ounce, $33.25 per silver ounce, $9,639 per tonne for copper, $1,919 per tonne for lead, and $2,644 per tonne for zinc. Compared to the same period in 2024, the average metal price for gold and silver increased by 40% and 23%, respectively. The average metal price for copper also increased by 3%, while the average metal price for lead and zinc decreased by 8% and 1%, respectively.

Gold Resource Corporation

Gold Resource Corporation

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
		Restated		Restated
	(in thousands)		(in thousands)
Doré and concentrate sales	$11,767	$21,140	$24,466	$41,359
Less: Treatment and refining charges	(557)	(1,439)	(1,004)	(3,022)
Realized/unrealized derivatives, net	18	1,081	120	1,147
Sales, net	11,228	20,782	23,582	39,484
Total cost of sales	15,648	24,374	29,454	45,245
Mine gross loss	(4,420)	(3,592)	(5,872)	(5,761)
Other costs and expenses, including taxes	7,066	23,413	13,933	26,921
Net loss	$(11,486)	$(27,005)	$(19,805)	$(32,682)

Second quarter 2025 compared to second quarter 2024

Sales, net

Net sales of $11.2 million for DDGM for the three months ended June 30, 2025 decreased by $9.6 million, or 46%, when compared to the same period in 2024. The decrease in 2024 net sales is the result of decreased production volumes as outlined in the sales statistics table above. Additionally, treatment and refining charges during the three months ended June 30, 2025, decreased by 61% as a result of the decline in production in the second quarter of 2025 as compared to the production in the second quarter of 2024.

Total cost of sales

Total cost of sales of $15.6 million for the three months ended June 30, 2025 decreased by 36% from $24.4 million for the same period in 2024. The $8.8 million decrease was primarily related to a $4.9 million decrease in production cost and a $3.5 million decrease in depreciation expense. Production costs of $12.9 million for the three months ended June 30, 2025 are 28% lower than the production costs of $17.8 million for the same period in 2024.

Mine gross loss

For the three months ended June 30, 2025, the Company had a mine gross loss of $4.4 million, compared to a mine gross loss of $3.6 million for the three months ended June 30, 2024. Mine gross loss increased by $0.8 million, or 22%, compared to the same period in 2024. The increase in loss was primarily due to the fact that the lower net sales did not cause a proportional decrease in production costs. While net sales decreased by 46% in the quarter, the production costs decreased only by 28%, or $4.9 million, compared to the second quarter of 2024.

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

Gold Resource Corporation

The Company expects grades to vary from period to period based on the annual mine plan and based upon the potential for unplanned changes to the annual mine plan. Such unplanned changes, related to equipment availability and access limitations, were encountered by the Company in the second quarter of 2025. Based on the current Mineral Reserve estimate, the gold grades are expected to trend downwards over time, toward the average grade of 1.29 g/t (exclusive of silver, copper, lead, and zinc contained grades). However, as mine development progresses and infill drilling occurs, opportunities to access upgraded resources or refine mining methods and reduce dilution may have a favorable impact on future mined ore grades and updated Mineral Reserve estimates.

Net loss

For the three months ended June 30, 2025, the Company recorded a net loss of $11.5 million, compared to a net loss of $27.0 million during the same period in 2024. The $15.5 million decrease in net loss is mainly attributable to the income tax provision recorded in the second quarter of 2024 due to the valuation allowance for the deferred tax assets in DDGM.

Year-to-date 2025 compared to year-to-date 2024

Sales, net

Net sales of $23.6 million for DDGM for the six months ended decreased by $15.9 million, or 40%, when compared to the same period in 2024. The decrease from 2024 net sales is the result of decreased production volumes as outlined in the sales statistics table above. Additionally, treatment and refining charges during the six months ended June 30, 2025, decreased by 67% as a result of the decline in production in the second quarter of 2025 as compared to the production in the second quarter of 2024.

Total cost of sales

Total cost of sales of $29.5 million for the six months ended June 30, 2025 decreased by 35% from $45.2 million for the same period in 2024. The $15.7 million decrease was primarily related to a $10.3 million decrease in production cost and a $5.0 million decrease in depreciation expense. Production costs of $23.6 million for the six months ended June 30, 2025 are 30% lower than the production costs of $33.9 million for the same period in 2024.

Mine gross loss

For the six months ended June 30, 2025, the Company had a mine gross loss of $5.9 million, compared to a mine gross loss of $5.8 million for the six months ended June 30, 2024. Mine gross loss increased by $0.1 million, or 2%, compared to the same period in 2024. The increase in loss was primarily due to the fact that the lower net sales did not cause a proportional decrease in production costs. While net sales decreased by 40%, the production costs decreased only by 30%, or $10.3 million, compared to the same period in 2024.

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

Gold Resource Corporation

The Company expects grades to vary from period to period based on the annual mine plan and based upon the potential for unplanned changes to the annual mine plan. Such unplanned changes, related to equipment availability and access limitations, were encountered by the Company in the second quarter of 2025. Based on the current Mineral Reserve estimate, the gold grades are expected to trend downwards over time, toward the average grade of 1.29 g/t (exclusive of silver, copper, lead, and zinc contained grades). However, as mine development progresses and infill drilling occurs, opportunities to access upgraded resources or refine mining methods and reduce dilution may have a favorable impact on future mined ore grades and updated Mineral Reserve estimates.

Net loss

For the six months ended June 30, 2025, the Company recorded a net loss of $19.8 million, compared to a net loss of $32.7 million during the same period in 2024. The $12.9 million decrease in net loss is mainly attributable to the income tax provision recorded in the second quarter of 2024 due to the valuation allowance for the deferred tax assets in DDGM.

Other Costs and Expenses, Including Taxes

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
		Restated		Restated
	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	$644	$727	$1,788	$1,682
Mexico exploration expenses	569	184	850	1,083
Michigan Back Forty Project expenses	167	142	371	347
Stock-based compensation	395	225	795	444
Other expense, net	5,304	5,954	9,615	9,071
Total other costs and expenses	7,079	7,232	13,419	12,627
Income tax (benefit) provision	(13)	16,181	514	14,294
Total other costs and expenses, including taxes	$7,066	$23,413	$13,933	$26,921

Second quarter 2025 compared to second quarter 2024

General and administrative expenses: For the three months ended June 30, 2025 and 2024, general and administrative expenses were $0.6 million and $0.7 million, respectively. In 2025, the Company continued the cost saving measures implemented in 2024.

Mexico exploration expenses: For the three months ended June 30, 2025, exploration expenses at DDGM totaled $0.6 million, compared to $0.2 million for the same period in 2024. Exploration expenditures in Oaxaca, Mexico, increased compared to the same period in 2024 primarily due to an increase in underground exploration development as well as the deferral of a portion of landholding tax payments from the first quarter to the second quarter of 2025.

Michigan Back Forty Project expenses: For the three months ended June 30, 2025, costs for the Back Forty Project were $0.2 million, compared to $0.1 million for the same period in 2024. The Company has not been actively progressing the project since the beginning of 2024.

Stock-based compensation: Stock-based compensation increased by $0.2 million for the three months ended June 30 2025, compared to the same period in 2024 due to the increase in share price in 2025.

Other expense, net: For the three months ended June 30, 2025, the Company incurred $5.3 million of other expenses, a decrease of $0.7 million from the same period in 2024. This decrease is largely driven by the $1.5 million lower expense in 2025 related to the unrealized loss on investments in 2024, offset by a $0.7 million increase in interest on the streaming liabilities in 2025 Please see Note 20—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Gold Resource Corporation

Income tax (benefit) provision: For the three months ended June 30, 2025, income tax benefit was $13 thousand, compared to a $16.2 million income tax expense for the same period in 2024. The decrease in income tax expense for the three months ended June 30, 2025 is primarily driven by the valuation allowance recorded during the second quarter of 2024 on the DDGM deferred tax assets.

Year-to-date 2025 compared to year-to-date 2024

General and administrative expenses: For the six months ended June 30, 2025 and 2024, general and administrative expenses were $1.8 million and $1.7 million, respectively. The 6% increase is due to additional legal costs related to the registered direct offering and additional costs related to the 2023 and 2024 financial statement restatements.

Mexico exploration expenses: For the six months ended June 30, 2025, exploration expenses in DDGM totaled $0.9 million, compared to $1.1 million for the same period in 2024. Exploration activities in Oaxaca, Mexico, decreased compared to the same period in 2024 primarily due to the reduction in expansion drilling and underground exploration development.

Michigan Back Forty Project expenses: For the six months ended June 30, 2025, costs for the Back Forty Project were $0.4 million, compared to $0.3 million in the same period in 2024. The Company has not been actively progressing the project since the beginning of 2024.

Stock-based compensation: Stock-based compensation increased by $0.4 million for the six months ended June 30 2025, compared to the same period in 2024 due to the increase in share price in 2025.

Other expense, net: For the six months ended June 30, 2025, the Company incurred $9.6 million of other expenses, an increase of $0.5 million from the same period in 2024. This increase is largely driven by a $1.7 million increase in the interest on the streaming liabilities and a $0.9 million realized loss from the sale of the Green Light Metal shares in 2025, offset by $2 million lower expense in 2025 related to the unrealized loss on investments in 2024. Please see Note 20—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Income tax (benefit) provision: For the six months ended June 30, 2025, income tax expense was $0.5 million, compared to a $14.3 million for the same period in 2024. The decrease in income tax expense for the six months ended June 30, 2025 is primarily driven by the valuation allowance that was recorded in the second quarter of 2024.

Other Non-GAAP Financial Measures

Certain non-GAAP financial measures are discussed below. For a detailed description of each of these measures and a reconciliation to U.S. GAAP financial measures, please see the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
		Restated		Restated
Other Non-GAAP Financial Measures:			(in thousands)
Total cash cost after co-product credits per AuEq oz sold (1)	$4,017	$1,950	$3,163	$1,789
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$5,458	$2,652	$4,217	$2,452
Total all-in cost after co-product credits per AuEq oz sold (1)	$6,629	$2,710	$5,001	$2,574
(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to U.S. GAAP financial measures, please see the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

Gold Resource Corporation

Second quarter 2025 compared to second quarter 2024

Total cash cost after co-product credits per AuEq oz sold: For the three months ended June 30, 2025, the total cash cost after co-product credits per AuEq oz sold is $4,017 compared to $1,950 for the same period in 2024. The increase in the total cash cost is due to the 55% lower co-product credits the Company received during the second quarter of 2025 and the 57% decrease in the total number of AuEq ounces sold, offset by a 61% decrease in total treatment and refining charges and a 28% decrease in production costs as a result of the decline in second quarter 2025 production as compared to second quarter 2024 production.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the three months ended June 30, 2025, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $5,458 as compared to $2,652 for the same period in 2024. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the three months ended June 30, 2025, the total all-in cost after co-product credits per AuEq oz sold was $6,629 compared to $2,710 for the same period in 2024. The increase is due to the higher all-in sustaining costs discussed above.

Gold Resource Corporation

Year-to-date 2025 compared to year-to-date 2024

Total cash cost after co-product credits per AuEq oz sold: For the six months ended June 30, 2025, the total cash cost after co-product credits per AuEq oz sold is $3,163 compared to $1,789 for the same period in 2024. The increase in the total cash cost is due to the 60% lower co-product credits the Company received during the second quarter of 2025 and the 51% decrease in the total number of AuEq ounces sold, offset by a 67% decrease in total treatment and refining charges and a 30% decrease in production costs as a result of the decline in the 2025 year-to-date production as compared to the 2024 production for the comparable period.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the six months ended June 30, 2025, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $4,217 as compared to $2,452 for the same period in 2024. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the six months ended June 30, 2025, the total all-in cost after co-product credits per AuEq oz sold was $5,001 compared to $2,574 for the same period in 2024. The increase is due to the higher all-in sustaining costs discussed above.

Gold Resource Corporation

2025 Sustaining and Growth Investments Summary

	For the six months ended June 30, 2025
	2025	2024

Sustaining Investments:
Underground Development	$1,430	$2,657
Other Sustaining Capital	653	851
Infill Drilling	419	786
Surface and Underground Exploration Development & Other	145	2
Subtotal of Sustaining Investments:	2,647	4,296
Growth Investments:
DDGM growth:
Surface Exploration / Other	850	1,045
Underground Exploration Drilling	-	38
Underground Exploration Development	3,285	-
Back Forty growth:
Back Forty Project Optimization & Permitting	371	347
Subtotal of Growth Investments:	4,506	1,430
Total Capital and Exploration:	$7,153	$5,726

The Company’s year-to-date investment in Mexico in 2025 totaled $5.9 million. The Company’s investment in Mexico is focused on favorably impacting its environment, social, and governance programs while creating operational efficiencies and sustainability.

Gold Resource Corporation

Underground and Exploration Development:

During the second quarter of 2025, underground mine development included the construction of ramps, access to different areas of the deposit, and ventilation shafts. A total of 74 meters of exploration development was completed at a cost of $0.14 million. Of this, 60 meters were developed on Level 25 within the Arista system to facilitate infill drilling of the Viridiana vein and 14 meters were completed on Level 31 in the Switchback system to provide infill drill access to the Soledad South vein. Definition and ore-control drilling completed during the second quarter utilized existing infrastructure developed in prior years, along with drill stations constructed on Level 3 in the first quarter to target the Three Sisters vein system. As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine. However, due to the continued reduction in equipment availability and the resulting decrease in production and cash, the Company has not been able to maintain its projected timeline for development of future production zones.

Underground contract drill rig: Arista Mine – Level 3 – Three Sisters vein system.

Gold Resource Corporation

Non-GAAP Measures

Throughout this report, the Company has provided information prepared or calculated according to U.S. GAAP and have referenced certain non-GAAP performance measures that the Company believes will assist with understanding the performance of its business. These measures are based on precious metal gold equivalent ounces sold and include (i) cash cost after co-product credits per ounce and (ii) all-in sustaining cost after co-product credits (“AISC”) per ounce, and (iii) all-in cost after co-product credits per ounce. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under U.S. GAAP.

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

Gold Resource Corporation

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable U.S. GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits, All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the three and six months ended June 30, 2025 and 2024:

	Note	For the three months ended June 30,		For the six months ended June 30,
		2025	2024	2025	2024
			Restated		Restated
		(in thousands, except oz and per AuEq oz sold)

Total cost of sales (1)		$15,648	$24,374	$29,454	$45,245
Less: Depreciation and amortization (1)		(2,356)	(5,833)	(5,060)	(10,043)
Less: Reclamation and remediation (1)		(434)	(773)	(828)	(1,326)
Refining charges for Doré sales	5	9	-	9	6
Treatment and refining charges for Concentrate sales	5	548	1,439	995	3,016
Co-product credits:
Concentrate sales - Copper	5	(414)	(1,941)	(886)	(4,182)
Concentrate sales - Lead	5	(525)	(1,060)	(1,064)	(2,424)
Concentrate sales - Zinc	5	(2,771)	(4,941)	(4,522)	(9,063)
Realized gain for embedded derivatives - Copper	22	-	(115)	(9)	(127)
Realized loss (gain) for embedded derivatives - Lead	22	11	(37)	11	7
Realized loss (gain) for embedded derivatives - Zinc	22	5	(144)	86	(198)
Total cash cost after co-product credits		$9,721	$10,969	$18,186	$20,911
Gold equivalent (AuEq) ounces sold (oz)		2,420	5,625	5,749	11,688
Total cash cost after co-product credits per AuEq oz sold		$4,017	$1,950	$3,163	$1,789

Total cash cost after co-product credits from above		$9,721	$10,969	$18,186	$20,911
Sustaining Investments - Capital:
Underground Development (2)		962	1,307	1,430	2,657
Other Sustaining Capital (2)		603	569	653	851
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		310	345	419	786
Surface and Underground Exploration Development & Other (2)		139	-	145	2
Reclamation and remediation (1)		434	773	828	1,326
DDGM all-in sustaining cost after co-product credits		$12,169	$13,963	$21,661	$26,533
AuEq ounces sold (oz)		2,420	5,625	5,749	11,688
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$5,029	$2,482	$3,768	$2,270

DDGM all-in sustaining cost after co-product credits from above		$12,169	$13,963	$21,661	$26,533
Corporate Sustaining Expenses:
General and administrative expenses (1)		644	727	1,788	1,682
Stock-based compensation (1)		395	225	795	444
Consolidated all-in sustaining cost after co-product credits		$13,208	$14,915	$24,244	$28,659
AuEq ounces sold (oz)		2,420	5,625	5,749	11,688
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$5,458	$2,652	$4,217	$2,452

Consolidated all-in sustaining cost after co-product credits from above		$13,208	$14,915	$24,244	$28,659
Underground Exploration Development (2)		2,097	-	3,285	-
Growth Investments - Exploration:
Mexico exploration expenses (1)		569	184	850	1,083
Michigan Back Forty Project expenses (1)		167	142	371	347
Total all-in cost after co-product credits		$16,041	$15,241	$28,750	$30,089
AuEq ounces sold (oz)		2,420	5,625	5,749	11,688
Total all-in cost after co-product credits per AuEq oz sold		$6,629	$2,710	$5,001	$2,574

(1)	Refer to Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.
(2)	Refer to Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary and the previously filed Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary.

Gold Resource Corporation

Trending Highlights

	2024				2025	2025
	Q1	Q2	Q3	Q4	Q1	Q2
Operating Data
Total tonnes milled	98,889	93,687	83,690	80,367	56,906	63,479
Average Grade
Gold (g/t)	1.89	1.27	0.54	0.64	0.70	0.56
Silver (g/t)	88	102	83	94	169	115
Copper (%)	0.37	0.26	0.19	0.20	0.18	0.13
Lead (%)	1.25	1.00	1.01	1.12	0.72	0.88
Zinc (%)	2.82	2.59	2.63	2.73	1.68	2.72
Metal production (before payable metal deductions)
Gold (ozs.)	4,757	2,947	944	1,258	903	758
Silver (ozs.)	251,707	263,023	194,525	210,581	257,285	196,435
Copper (tonnes)	280	181	93	88	54	50
Lead (tonnes)	812	616	576	678	272	373
Zinc (tonnes)	2,310	2,020	1,741	1,734	699	1,380
Metal produced and sold
Gold (ozs.)	3,557	2,724	1,357	960	859	878
Silver (ozs.)	216,535	234,560	181,434	184,804	230,320	150,365
Copper (tonnes)	264	197	98	82	50	43
Lead (tonnes)	667	491	467	548	277	272
Zinc (tonnes)	1,682	1,771	1,473	1,360	617	1,060
Average metal prices realized
Gold ($ per oz.)	$ 2,094	$ 2,465	$ 2,561	$ 2,706	$ 2,956	$ 3,350
Silver ($ per oz.)	$ 23.29	$ 30.49	$ 30.61	$ 31.11	$ 32.54	$ 34.35
Copper ($ per tonne)	$ 8,546	$ 10,428	$ 8,832	$ 8,969	$ 9,656	$ 9,619
Lead ($ per tonne)	$ 1,977	$ 2,235	$ 2,065	$ 1,897	$ 1,950	$ 1,887
Zinc ($ per tonne)	$ 2,483	$ 2,871	$ 2,854	$ 3,062	$ 2,710	$ 2,607
Gold equivalent ounces sold
Gold Ounces	3,557	2,724	1,357	960	859	878
Gold Equivalent Ounces from Silver	2,408	2,901	2,169	2,125	2,535	1,542
Total AuEq oz	5,965	5,625	3,526	3,085	3,394	2,420

Gold Resource Corporation

Liquidity and Capital Resources

As of June 30, 2025, working capital was $10.4 million, consisting of current assets of $26.3 million and current liabilities of $15.9 million. This represents a $8.3 million, or 395%, increase from the working capital balance of $2.1 million as of December 31, 2024. The main factors influencing the increase in the Company’s working capital is the increase in the cash balance by $11.0 million, offset by a $2.6 million decrease in prepaid expenses and other current assets and a $1.4 million increase in current liabilities due to higher accounts payable. The increase in cash is due to the $17.1 million cash inflows from financing activities, which includes $8.6 million net proceeds for sales of common shares through the ATM agreement, $6.1 million net proceeds for the 18-month loan the Company closed in June, and $2.5 million received for the registered direct offerings, offset by the cash used in investing activities of $3.9 million and the $2.1 million cash outflows from operating activities, as reported in the Condensed Consolidated Interim Statements of Cash Flows. The Company’s working capital balance fluctuates as it uses cash to fund its operations, financing, and investing activities, including exploration, mine development, and income taxes.

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

Of the $12.7 million cash balance as of June 30, 2025, $0.7 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts, with the remainder in foreign currencies readily convertible to U.S. dollars. DDGM’s primary source of liquidity is the sale of concentrates. DDGM has historically been self-sustaining and has been a source of cash for U.S. operations and projects. However, as a result of recent challenges encountered in mining and processing at DDGM, the Company is not currently generating positive cash flow from the Company’s mining operations.

Net cash used in operating activities for the three months ended June 30, 2025, was $2.1 million, compared to the $1.4 million net cash provided by operating activities for the same period in 2024. The 250% decrease in net cash provided by operating activities is mainly attributable to the lower production and increased net loss in 2025.

Net cash used in investing activities was $3.9 million for both the six months ended June 30, 2025 and 2024.

Net cash provided by financing activities for the six months ended June 30, 2025 was $17.1 million compared to the $1.8 million net cash provided by financing activities for the same period in 2024. The 855% increase in net cash provided by operating activities is mainly attributable to the 18-month loan the Company closed in June, the proceeds from the registered direct offering, and the higher the ATM sales in 2025. Please see Note 16—Shareholders’ Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

While current macro risk factors, such as economic uncertainties and supply chain interruptions have not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time.

Tonnes and grade, with respect to the Company’s mining operations at DDGM, declined during 2024 and continue to be below expected levels, especially in the second quarter of 2025. There are several factors that caused these declines. The Company has encountered significant issues with equipment availability due to the age and condition of some of the critical mining equipment in use at the mine. Due to the continued challenges with equipment availability, the Company has not been able to maintain its projected timeline for development of future production zones. As a result, the Company is currently mining only one face at a time in areas that are accessible. The current lack of other available production zones has placed additional pressure on the Company’s ability to achieve its production estimates, as any problems encountered at the current production zone cannot be offset by producing elsewhere in the mine. In addition, the mill continued to experience some mechanical issues that resulted in lower throughput and a production shortfall. To minimize the mechanical

Gold Resource Corporation

issues and return the mine to a cash positive position, the Company engaged a third-party contract miner during the second quarter and started to upgrade its mining fleet.

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

The Company raised $2.5 million through a registered direct offering in January 2025. Further, in February 2025, the Company sold its interest in Green Light Metals for $0.9 million. In the second quarter of 2025, the Company raised approximately $5.6 million through its At-The-Market Offering (“ATM”) Program, after deducting the agent’s commissions and other expenses. Year-to-date 2025, the Company has raised approximately $8.6 million, after deducting the agent’s commissions and other expenses, through its ATM Program and intends to utilize it further to raise capital, as required, throughout the year.

On May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million). Additionally, on June 26, 2025, the Company executed a loan agreement with Private Investors in the amount of $6.28 million, to be used for working capital. In connection with the loan agreement, the Company issued a common stock purchase warrant to an affiliate of the Private Investors for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65, the aggregate exercise proceeds of which may provide additional funds for the Company. For the six months ended June 30, 2025, the Company has raised $21.3 million through the ATM, direct offering, the tax refund, and the loan. However, there can be no assurances that the revenue will be sufficient to generate profits and positive cash flows from operations in the future, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations until sufficient capital is available.

If the Company is unable to successfully develop the new mining areas, the continued operation of the mine may not be possible beyond the third quarter of 2026. If continued operation of the mine is not possible, the Company may be compelled to place the mine on “care and maintenance” status, which would likely trigger significant severance and other costs, which the Company may not be able to pay.

Accounting Developments

For a discussion of recently adopted and recently issued accounting pronouncements, please see Note 3—New Accounting Pronouncements in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and contingencies. These estimates and assumptions are inherently uncertain and involve judgments that may impact the Company’s financial position and results of operations. Management regularly evaluates these estimates based on historical experience, current conditions, and other relevant factors. Areas involving significant estimates that are considered critical to the Company’s financial

Gold Resource Corporation

condition and results of operations are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report.

There have been no material changes to the critical accounting estimates disclosed in the 2024 Annual Report. While management believes the underlying assumptions and judgments are reasonable and appropriate, actual results may differ materially due to changes in conditions or additional information that becomes available.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company uses the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe,” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	The Company’s ability to satisfy its financial and contractual obligations and other potential cash requirements over the next 12 months;
●	The Company’s anticipated near-term capital requirements and potential sources of capital;
●	Expectations regarding 2025 general and administrative costs;
●	The Company’s expectations regarding whether dividends will be paid in the future;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	The Company’s strategy for significant future investment in Oaxaca, Mexico, and in Michigan, USA, for development and exploration activities;
●	Expectations regarding capital investment, exploration spending, and general and administrative costs, including the Company’s near-term estimates for the cost of additional mining equipment, mill upgrades, and working capital;
●	The Company’s expectations regarding future grades and recoveries from mining at DDGM and its expectations regarding its ability to generate positive cash flow from future production at DDGM;
●	Future exploration plans at DDGM, including vein systems targeted for future exploration activity;
●	Estimates of Mineral Resources and Mineral Reserves;
●	The Company’s expectation for the outcome of the 2015 DDGM tax audit;
●	Expectations regarding 2025 DDGM and Back Forty capital investment; and
●	The expected timing and success of the Back Forty Project with respect to permitting, detailed engineering, and project financing.

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

Gold Resource Corporation

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

Gold Resource Corporation

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

Provisional Sales Contract Risk

The Company enters into concentrate sales contracts, which, in general, provide for a provisional payment to the Company based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment delivery to the customer. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment delivery and the final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment delivery. Please see Note 17—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the

Gold Resource Corporation

Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of June 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of June 30, 2025 as a result of a material weakness in internal control over financial reporting described below.

As previously reported in the 2024 Annual Report, the Company has identified the following material weakness in internal control over financial reporting:

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation efforts disclosed above, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended June 30, 2025.

PART II – OTHER INFORMATION

ITEM 1: Legal Proceedings

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government through which the indigenous community demanded the cancellation of several DDGM concession titles. The federal government ordered a suspension to prevent work related to excavating, drilling, opening tunnels and exploiting the Mineral Resources on the surface and subsoil of the concessions named in the injunction. Presently, DDGM does not perform such works in the named concessions in lands of the indigenous community. The lawsuit filed in February 2020 has not progressed to a final ruling.

The Company knows of no other material, existing or pending legal proceedings against it, nor is it involved as a plaintiff in any material proceeding or pending litigation.

Gold Resource Corporation

ITEM 1A: Risk Factors

Item 1A—Risk Factors of the 2024 Annual Report includes a discussion of the Company’s known material risk factors, other than risks that could apply to any issuer or offering. Other than the below, there have been no material changes in the Company’s risk factors from those described in the 2024 Annual Report.

We have issued warrants, which could result in dilution to our existing stockholders and may adversely affect the market price of our common stock.

In June 2025, we issued 1,500,000 warrants to purchase shares of our common stock to a private investor. The issuance and potential future exercise of these warrants may dilute the ownership interests of existing stockholders and may adversely affect the market price of our common stock. In addition, the existence of these warrants could make it more difficult or expensive for us to raise additional capital in the future.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2025, the Company executed a loan agreement with Private Investors in the amount of $6.28 million, to be used for working capital. In connection with the loan agreement, the Company issued a common stock purchase warrant to an affiliate of the Private Investors for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65. The warrant is exercisable immediately upon issuance and expires on June 26, 2027. The issuance of the warrant was made in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof, as a transaction not involving a public offering. No underwriters were involved in the issuance.

ITEM 3: Defaults upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

While the Company owns an advanced exploration project in Michigan, USA, the project is not yet subject to the Mine Safety and Health Administration jurisdiction and therefore, the mine safety disclosure requirements are not applicable.

ITEM 5: Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.1

Loan Agreement between the Company, Don David Gold Mexico S.A. de C.V., Francisco Javier Reyes de la Campa and Jaluca Limited dated as of June 26, 2025 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on Juny 27, 2025).

10.2#	Form of Common Stock Purchase Warrant.
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chet Holyoak.
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere and Chet Holyoak.
101

The following items from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are furnished herewith, formatted in inline XBRL: (A) the following financial statements: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements; and (B) Rule 10b5-1 Trading Arrangements

104	Cover Page Interactive Data File (embedded within the XBRL document)
*	Filed herewith.
**

This document is not being “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section. Registration Statements or other documents filed with the SEC shall not incorporate this exhibit by reference, except as otherwise expressly stated in such filing.

#

Refiled to correct the filing of the Form of Common Stock Purchase Warrant, previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 27, 2025, which included an incorrect version of the Form of Common Stock Purchase Warrant providing for an expiration date of June 26, 2028. The refiled Form of Common Stock Purchase Warrant corrects the expiration date to June 26, 2027.

Gold Resource Corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: August 5, 2025		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: August 5, 2025		/s/ Chet Holyoak
	By:	Chet Holyoak,
Chief Financial Officer

Gold Resource Corporation