Form 10-Q
period 2025-09-30
GOLD RESOURCE CORP
filed 2025-11-05
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,765,685 shares of common stock outstanding as of October 31, 2025.

GOLD RESOURCE CORPORATION

FORM 10-Q

		Page
	Third Quarter 2025 Summary	3

	Part I - FINANCIAL INFORMATION	5
Item 1.	Condensed Consolidated Interim Financial Statements and Notes	5
	➢ Condensed Consolidated Interim Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	5
	➢ Condensed Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (unaudited)	6
	➢ Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and 2024 (unaudited)	7
	➢ Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited)	9
	➢ Notes to the Condensed Consolidated Interim Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	60

	Part II - OTHER INFORMATION	61
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults upon Senior Securities	61
Item 4.	Mine Safety Disclosures	61
Item 5.	Other Information	61
Item 6.	Exhibits	62
Signatures		63

DDGM Processing Plant

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

THIRD QUARTER 2025 SUMMARY

A summary for the three months ended September 30, 2025 is presented below and discussed further under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Don David Gold Mine (“DDGM”)

●	In the third quarter of 2025, DDGM, located in Mexico, produced and sold a total of 6,298 gold equivalent (“AuEq”) ounces, comprised of 1,422 gold ounces and 417,710 silver ounces, at an average sales price per ounce of $3,546 and $41.39, respectively.
●	By the end of the third quarter, the Company began receiving newly acquired equipment and, when combined with the strategic use of third-party contractors, this enabled an increase in available headings and a subsequent improvement in production.
●	Underground grade control and infill drilling advanced as planned at the Three Sisters vein system, focused on the Sandy and Sadie vein sets. Results from this work continue to refine and validate the geologic model, supporting near-term production planning. Additional drilling targeted the Splay 31, Marena North, Candelaria, and Viridiana veins in the Arista system, and the Soledad South vein in the Switchback system. These programs aim to optimize economic returns from near-term production across multiple vein systems. Underground exploration drilling remains on hold, with step-out targets at Three Sisters and Arista planned for future drill testing following completion of necessary development and improvements in the Company’s working capital position.

Corporate and Financial

●	The Company has $12.8 million in working capital and $9.8 million in cash and cash equivalents as of September 30, 2025.
●	On September 8, 2025, the Company closed on a $11.4 million registered direct offering for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement.
●	The Company had a net loss of $4.7 million, or $0.03 per share, for the quarter, which was primarily the result of lower tonnes produced and less ounces sold. Early in the quarter, output was constrained by limited access to critical mining equipment, stemming from an aging fleet, and by a shortage of alternative ore production headings, but by the end of the third quarter, as mentioned above, the Company made improvements to overcome some of these challenges, and thus increased production.
●	Total cash cost after co-product credits for the quarter was $2,116 per AuEq ounce, and total all-in sustaining cost (“AISC”) after co-product credits for the quarter was $2,983 per AuEq ounce. (See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures for a reconciliation of non-GAAP measures to applicable U.S. GAAP measures).

Liquidity Update

Tonnes produced from the mining operations at DDGM year-to-date 2025 remain lower than in the previous year and, except for silver, grades were lower as well. The Company continued to encounter significant issues with equipment availability partway into the third quarter due to the age and condition of some of the critical mining equipment in use at the mine. Due to the challenges with equipment availability, the Company was not able to maintain its projected timeline for mine development and had limited flexibility to mine alternate headings. In addition, the mill continued to experience mechanical issues that resulted in lower throughput, and when combined with the lower tonnes mined, resulted in a production shortfall. To minimize the mechanical issues and return the mine to a cash positive position, the Company engaged a third-party contract miner during the third quarter of 2025

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

and started to upgrade its mining fleet. As a result, by the end of the third quarter, the Company was able to increase production from a number of production headings.

The Company believes that the mine has the potential to generate positive cash flow based on the information to date from the new Three Sisters area, as well as other zones that have been discovered near existing headings. The Company is in the process of developing access to and drill-defining these new areas. With the improvements mentioned above, the Company is expecting the remaining months of 2025 to result in positive operating income.

In 2025, the Company has been focused on improving its cash position through the issuance of debt and equity. The Company raised $2.5 million through a registered direct offering in January 2025. In September 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement. In February 2025, the Company sold its interest in Green Light Metals for $0.9 million in proceeds. On May 7, 2025, the Company received a tax refund of 79.6 million pesos (approximately $4.0 million) related to DDGM taxes paid in 2023. During the nine months ended September 30, 2025, the Company raised approximately $8.6 million through its At-The-Market Offering (“ATM”) Program, after deducting the agent’s commissions and other expenses.

Although the Company has significantly improved its financial position year to date, the lower production and grades from the mine through the third quarter of 2025 raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the year-to-date net losses of $24.5 million and the cash used in operations of $2.5 million. Although the Company believes that there is adequate financing in place to cover the planned underground development and equipment improvements, there can be no assurances that the Company will achieve short-term production targets and therefore may continue with liquidity concerns.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)

(Unaudited)

		As of	As of
		September 30,	December 31,
	Note	2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$9,797	$1,628
Accounts receivable, net		12,939	2,184
Inventories, net	6	7,196	6,940
Prepaid expenses and other current assets	8	1,293	5,828
Total current assets		31,225	16,580
Property, plant, and mine development, net	9	132,453	128,389
Other non-current assets	10	661	905
Total assets		$164,339	$145,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$13,857	$11,258
Mining royalty taxes payable, net		632	195
Accrued expenses and other current liabilities	11	3,908	3,031
Total current liabilities		18,397	14,484
Reclamation and remediation liabilities	13	12,494	10,669
Gold and silver stream agreements liability	12	86,491	74,432
Deferred tax liabilities, net	7	15,264	14,041
Contingent consideration	15	3,501	3,389
Other non-current liabilities	11	2,230	1,576
Total liabilities		138,377	118,591

Commitments and contingencies	15

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized: 161,765,685 and 95,324,949 shares outstanding at September 30, 2025 and December 31, 2024, respectively		162	96
Additional paid-in capital		138,392	115,319
Accumulated deficit		(105,537)	(81,077)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		25,962	27,283
Total liabilities and shareholders’ equity		$164,339	$145,874

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Note	2025	2024	2025	2024
			Restated		Restated

Sales, net	5	$24,878	$13,272	$48,460	$52,756
Cost of sales:
Production costs		15,613	17,198	39,179	51,074
Depreciation and amortization		2,610	4,178	7,670	14,221
Reclamation and remediation		434	566	1,262	1,892
Total cost of sales		18,657	21,942	48,111	67,187
Mine gross profit (loss)		6,221	(8,670)	349	(14,431)
Costs and expenses:
General and administrative expenses		1,205	1,293	2,993	2,975
Mexico exploration expenses		799	767	1,649	1,850
Michigan Back Forty Project expenses		191	177	562	524
Stock-based compensation	19	403	203	1,198	647
Other expense, net	20	7,337	5,175	16,952	14,246
Total costs and expenses		9,935	7,615	23,354	20,242
Loss before income taxes		(3,714)	(16,285)	(23,005)	(34,673)
Income tax provision (benefit)	7	941	(3,608)	1,455	10,686
Net loss		$(4,655)	$(12,677)	$(24,460)	$(45,359)
Net loss per common share:
Basic and diluted net loss per common share	21	$(0.03)	$(0.14)	$(0.19)	$(0.50)

Weighted average shares outstanding:
Basic and diluted	21	142,909,014	93,279,750	129,081,618	91,005,507

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended September 30, 2025 and 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, June 30, 2024	92,629,246	$93	$114,049	$(57,258)	$(5,884)	$(1,171)	$49,829
Stock-based compensation	-	-	184	-	-	-	184
Issuance of common stock, net of issuance costs (1)	1,230,180	1	598	-	-	-	599
Net loss	-	-	-	(12,677)	-	-	(12,677)
Balance, September 30, 2024 - Restated	93,859,426	$94	$114,831	$(69,935)	$(5,884)	$(1,171)	$37,935

Balance, June 30, 2025	136,786,129	$137	$126,958	$(100,882)	$(5,884)	$(1,171)	$19,158
Stock-based compensation	-	-	72	-	-	-	72
Registered Direct Offering (2)	11,111,108	11	4,984	-	-	-	4,995
Issuance of equity to settle the loan (2)	14,204,846	14	6,378	-	-	-	6,392
Net loss	-	-	-	(4,655)	-	-	(4,655)
Balance, September 30, 2025	162,102,083	$162	$138,392	$(105,537)	$(5,884)	$(1,171)	$25,962

(1)	No shares of the Company’s common stock were sold through the ATM Program during the three months ended September 30, 2025. 1,230,180 shares of the Company’s common stock were sold through the ATM Program during the three months ended September 30, 2024, for net proceeds of approximately $0.6 million to the Company, after deducting the agent’s commissions and other fees. Please also see Note—16 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	In September 2025, the Company closed on a $11.4 million registered direct offering for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the nine months ended September 30, 2025 and 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation	-	-	463	-	-	-	463
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	4,708,993	5	2,429	-	-	-	2,434
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(45,359)	-	-	(45,359)
Balance, September 30, 2024 - Restated	93,859,426	$94	$114,831	$(69,935)	$(5,884)	$(1,171)	$37,935

Balance, December 31, 2024	95,661,347	$96	$115,319	$(81,077)	$(5,884)	$(1,171)	$27,283
Stock-based compensation	-	-	278	-	-	-	278
Common stock issued for vested restricted stock units	577,529	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	25,139,655	25	8,615	-	-	-	8,640
Surrender of common stock for taxes due on vesting	(283,642)	-	(93)	-	-	-	(93)
Equity settlement of PSUs and DSUs (2)	66,240	-	42	-	-	-	42
Registered Direct Offerings (3)	26,736,108	27	7,468	-	-	-	7,495
Issuance of equity to settle the loan (3)	14,204,846	14	6,378	-	-	-	6,392
Warrants (4)	-	-	385	-	-	-	385
Net loss	-	-	-	(24,460)	-	-	(24,460)
Balance, September 30, 2025	162,102,083	$162	$138,392	$(105,537)	$(5,884)	$(1,171)	$25,962

(1)	An aggregate of 25,139,655 shares of the Company’s common stock were sold through the ATM Program during the nine months ended September 30, 2025, for proceeds of approximately $8.6 million to the Company, after deducting the agent’s commissions and other fees. 4,708,993 shares of the Company’s common stock were sold through the ATM Program during the nine months ended September 30, 2024, for proceeds of approximately $2.4 million to the Company, after deducting the agent’s commissions and other fees. Please also see Note—15 Shareholder’s Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 90,311 of performance share units (“PSUs”) held by Mr. Reyes as of the date of his separation were immediately vested and paid out to Mr. Reyes in shares of the Company’s common stock in the amount equal to the value of such PSUs to which Mr. Reyes would have been entitled as if 100% of the target performance measures related to such PSUs were achieved. The PSUs were settled by issuing 42,265 shares of common stock, with 48,066 PSUs forfeited for taxes. Additionally, 51,242 outstanding deferred share units (“DSUs”) were paid out to Mr. Reyes in shares of the Company’s common stock by issuing 23,975 common shares, with 27,267 DSUs forfeited for taxes.
(3)	In January 2025, the Company closed a registered direct offering of 15,625,000 shares of the Company’s common stock at a price of $0.16 per share. In September 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement.
(4)	In connection to the loan the Company received on June 26, 2025, the Company issued a common stock purchase warrant for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65. These warrants qualified for equity accounting and were valued using a Black-Scholes model.

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the nine months ended September 30,
	Note	2025	2024
			Restated
Cash flows from operating activities:
Net loss		$(24,460)	$(45,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense		1,205	10,509
Depreciation and amortization		8,423	15,589
Stock-based compensation		1,198	647
Interest on streaming liabilities		12,059	9,612
Other operating adjustments, net	23	2,927	4,446
Changes in operating assets and liabilities:
Accounts receivable		(10,755)	(1,078)
Inventories		(536)	1,185
Prepaid expenses and other current assets		879	(246)
Other non-current assets		(260)	(154)
Accounts payable and other accrued liabilities		2,440	4,011
Cash settled liability awards		(33)	(67)
Mining royalty and income taxes payable, net		4,453	(1,048)
Net cash used in operating activities		(2,460)	(1,953)

Cash flows from investing activities:
Capital expenditures		(12,186)	(6,353)
Proceeds from the sale of investment in Green Light Metals		854	1,178
Net cash used in investing activities		(11,332)	(5,175)

Cash flows from financing activities:
Net proceeds from note payable		6,114	-
Proceeds from ATM Program sales, net of issuance costs		8,640	2,434
Net proceeds from the Registered Direct Offerings		7,495	-
Other financing activities		(138)	(33)
Net cash provided by financing activities		22,111	2,401
Effect of exchange rate changes on cash and cash equivalents		(150)	(175)

Net increase (decrease) in cash and cash equivalents		8,169	(4,902)
Cash and cash equivalents at beginning of period		1,628	6,254
Cash and cash equivalents at end of period		$9,797	$1,352

Supplemental Cash Flow Information
Income and mining taxes paid		$(71)	$1,088
Non-cash investing or financing activities:
Value of common shares issued for share-based compensation redemption		$161	$49
Value of common shares issued to extinguish term loan		$6,397	$-
Balance of capital expenditures in accounts payable		$1,226	$386
Balance of equipment financing		$457	$1,041

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

September 30, 2025
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

2. Restatement of Financial Statements

The interim unaudited condensed consolidated financial statements include corrections to the three and nine months periods ended September 30, 2024, which were presented in Note 24 to the consolidated financial statements for the year ended December 31, 2024, in the Company’s 2024 Form 10-K filed on April 8, 2025. During the preparation of the consolidated financial statements for the year ended December 31, 2024, management of the Company identified that liabilities related to the Company’s Back Forty Project with respect to the Gold and Silver Stream Agreements with Osisko (the “Osisko Stream Agreements”) were incorrectly presented in the Company’s financial statements due to errors in the application of U.S. GAAP. The errors related to the calculation of interest accretion over the liabilities associated with the Osisko Stream Agreements (the “streaming liabilities”). It was determined that the streaming liabilities should be accounted for under Financial Accounting Standards Board’s Accounting Standards Codification 606, Revenue from Contracts with Customers, and that a significant financing component is present that should be accreted using the effective interest method. The resulting errors understated the streaming liabilities and net loss for all the impacted periods noted below.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024:

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

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of changes in shareholders’ equity for the three months ended September 30, 2024:

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	For the three months ended September 30, 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

As Previously Reported	(U.S. dollars in thousands, except share amounts)
Balance, June 30, 2024	92,629,246	$93	$114,049	$(40,066)	$(5,884)	$(1,171)	$67,021
Stock-based compensation	-	-	184	-	-	-	184
Issuance of common stock, net of issuance costs	1,230,180	1	598	-	-	-	599
Net loss	-	-	-	(10,495)	-	-	(10,495)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(50,561)	$(5,884)	$(1,171)	$57,309

Restatement Impacts
Balance, June 30, 2024	-	$-	$-	$(17,192)	$-	$-	$(17,192)
Stock-based compensation	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Net loss	-	-	-	(2,182)	-	-	(2,182)
Balance, September 30, 2024	-	$-	$-	$(19,374)	$-	$-	$(19,374)

Restated
Balance, June 30, 2024	92,629,246	$93	$114,049	$(57,258)	$(5,884)	$(1,171)	$49,829
Stock-based compensation	-	-	184	-	-	-	184
Issuance of common stock, net of issuance costs	1,230,180	1	598	-	-	-	599
Net loss	-	-	-	(12,677)	-	-	(12,677)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(69,935)	$(5,884)	$(1,171)	$37,935

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of changes in shareholders’ equity for the nine months ended September 30, 2024:

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
	For the nine months ended September 30, 2024
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

As Previously Reported	(U.S. dollars in thousands, except share amounts)
Balance, December 31, 2023	89,030,436	$89	$111,970	$(8,311)	$(5,884)	$(1,171)	$96,693
Stock-based compensation	-	-	463	-	-	-	463
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	4,708,993	5	2,429	-	-	-	2,434
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(42,250)	-	-	(42,250)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(50,561)	$(5,884)	$(1,171)	$57,309

Restatement Impacts
Balance, December 31, 2023	-	$-	$-	$(16,265)	$-	$-	$(16,265)
Stock-based compensation	-	-	-	-	-	-	-
Common stock issued for vested restricted stock units	-	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	-	-	-	-	-
Surrender of common stock for taxes due on vesting	-	-	-	-	-	-	-
Net loss	-	-	-	(3,109)	-	-	(3,109)
Balance, September 30, 2024	-	$-	$-	$(19,374)	$-	$-	$(19,374)

Restated
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation	-	-	463	-	-	-	463
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	4,708,993	5	2,429	-	-	-	2,434
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(45,359)	-	-	(45,359)
Balance, September 30, 2024	93,859,426	$94	$114,831	$(69,935)	$(5,884)	$(1,171)	$37,935

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the Company’s restatement impact in the unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2024:

	UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the nine months ended September 30, 2024
	As Previously Reported	Restatement Impacts	Restated

	(U.S. dollars in thousands)
Cash flows from operating activities:
Net loss	$(42,250)	$(3,109)	$(45,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax expense (benefit)	10,775	(266)	10,509
Depreciation and amortization	15,589	-	15,589
Stock-based compensation	647	-	647
Interest on streaming liabilities	6,356	3,256	9,612
Other operating adjustments, net	4,446	-	4,446
Changes in operating assets and liabilities:
Accounts receivable	(1,078)	-	(1,078)
Inventories	1,185	-	1,185
Prepaid expenses and other current assets	(1,291)	1,045	(246)
Other non-current assets	(154)	-	(154)
Accounts payable and other accrued liabilities	4,937	(926)	4,011
Cash settled liability awards	(67)	-	(67)
Mining royalty and income taxes payable, net	(1,048)	-	(1,048)
Net cash used in operating activities	(1,953)	-	(1,953)

Cash flows from investing activities:
Capital expenditures	(6,353)	-	(6,353)
Proceeds from the sale of investment in Maritime	1,178	-	1,178
Net cash used in investing activities	(5,175)	-	(5,175)

Cash flows from financing activities:
Proceeds from the ATM sales, net of issuance costs	2,434	-	2,434
Other financing activities	(33)	-	(33)
Net cash provided by financing activities	2,401	-	2,401
Effect of exchange rate changes on cash and cash equivalents	(175)	-	(175)

Net decrease in cash and cash equivalents	(4,902)	-	(4,902)
Cash and cash equivalents at beginning of period	6,254	-	6,254
Cash and cash equivalents at end of period	$1,352	$-	$1,352

Supplemental Cash Flow Information
Income and mining taxes paid	$1,088	$-	$1,088
Non-cash investing or financing activities:
Value of common shares issued for RSU redemption	$49	$-	$49
Balance of capital expenditures in accounts payable	$385	$1	$386
Balance of equipment financing	$1,041	$-	$1,041

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) to improve the disclosures about a public business entity’s expense and provide more detailed information about the types of expenses included in certain expense captions in the consolidated financial statements. The amendments in this update are effective for annual reporting periods beginning after December

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and the amendments in this update should be applied either prospectively or retrospectively. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

4. Going Concern

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, ("ASC 205-40"), the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which this Quarterly Report on Form 10-Q is filed. The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company made some improvement in 2025, the Company’s financial position and operating results, along with the Company’s inability to achieve its production estimates through the third quarter of 2025, raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the year-to-date net losses of $24.5 million and the cash used in operations of $2.5 million. The interim financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

To improve its cash position, during the nine months ended September 30, 2025, the Company raised approximately $8.6 million through its ATM Program, after deducting the agent’s commissions and other expenses. The Company has raised gross proceeds of approximately $2.5 million through a registered direct offering in January. In September 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement, as further described in Note 14. In February 2025, the Company sold its interest in Green Light Metals for $0.9 million, and on May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million). In connection with the loan agreement described in Note 14, the Company has issued a common stock purchase warrant to an affiliate of one of the private investors for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65, the aggregate exercise proceeds of which may provide additional funds for the Company.

For the nine months ended September 30, 2025, the Company has raised a net total of $27.2 million through these efforts. However, there can be no assurances that the mine revenue will be sufficient to generate profits and positive cash flows from operations in the future, and the Company may be compelled to place the mine on “care and maintenance” status and cease operations if additional sources of capital is required and not available at such time.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

5. Revenue

The Company derives its revenue mainly from the sale of concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Doré sales, net
Gold	$126	$-	$1,213	$24
Silver	9	-	54	1
Less: Refining charges	(1)	-	(10)	(6)
Total doré sales, net	134	-	1,257	19
Concentrate sales
Gold	4,858	3,416	9,166	17,173
Silver	17,271	5,424	29,825	17,332
Copper	659	917	1,545	5,099
Lead	417	918	1,481	3,342
Zinc	1,868	4,045	6,390	13,108
Less: Treatment and refining charges	(607)	(1,394)	(1,602)	(4,410)
Total concentrate sales, net	24,466	13,326	46,805	51,644
Realized gain - embedded derivative, net (1)	20	344	76	1,333
Unrealized gain (loss) - embedded derivative, net	258	(398)	322	(240)
Total sales, net	$24,878	$13,272	$48,460	$52,756
(1)	Copper lead, and zinc are co-products. In the realized gain - embedded derivative, net, there is $51 thousand loss and $139 thousand loss related to these co-products for the three and nine months ended September 30, 2025, respectively. There is $0.2 million and $0.5 million gain, in the realized gain - embedded derivative, net, related to the co-products for both the three and nine months ended September 30, 2024, respectively.

6. Inventories, net

At September 30, 2025 and December 31, 2024, inventories, net, consisted of the following:

	As of	As of
	September 30,	December 31,
	2025	2024

	(in thousands)
Stockpiles - underground mine	$340	$73
Concentrates	1,859	902
Doré, net	-	169
Subtotal - product inventories	2,199	1,144
Materials and supplies (1)	4,997	5,796
Total	$7,196	$6,940
(1)	Net of reserve for obsolescence of $1.1 million and $0.7 million as of September 30, 2025 and December 31, 2024, respectively.

7. Income Taxes

The Company recorded an income tax expense of $1.5 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, the Company recorded an income tax expense of $10.7 million. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%. Income in Mexico is taxed at 38.5% (30% income tax and 8.5% mining tax), and Canada’s income is taxed at a combined federal and provincial rate of 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies, and introduces various other tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company does not anticipate the bill will have a material impact on the consolidated financial statements.

Mexico Valuation Allowance

The Company recorded a valuation allowance on all of the Mexico Income Tax net deferred tax assets in 2024 and has continued with a valuation allowance on all of the Mexico Income Tax net deferred tax assets as of September 30, 2025. In accordance with applicable accounting rules, a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized, after considering all available evidence, both positive and negative. The Company determined a valuation allowance on Mexico Income Tax deferred tax assets was necessary due primarily to the recent losses at the Mexico mine.

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

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. as dividends. Mexico requires a 10% Mexico withholding tax on all post-2013 earnings. The Company began distributing post-2013 earnings from Mexico in 2018. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is reduced to 5% if certain requirements are met. The Company determined that it had met such requirements and paid a 5% withholding tax on dividends received from Mexico, and as a result, $0.1 million in withholding taxes was paid for the nine months ended September 30, 2024. At the end of 2024, the Company reviewed the tax treaty and believes that it qualifies for a 0% tax withholding. Going forward, the Company will apply a 0% tax withholding on any dividend payments from its Mexico subsidiary. No dividends from Mexico were received by the Company for the nine months ended September 30, 2025.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $18.0 million as of September 30, 2025) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system, if necessary, to ensure that these adjustments are removed. Management believes its position taken on the 2015 income tax return meets the more likely than not threshold and that as of September 30, 2025 and December 31, 2024, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and the related interest and penalties within income tax (benefit) provision.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

8. Prepaid Expenses and Other Current Assets

At September 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2025	2024

	(in thousands)
Advances to suppliers	$56	$46
Prepaid insurance	684	1,121
Prepaid income tax	-	3,906
Other current assets	553	755
Total	$1,293	$5,828

Prepaid income tax

Mexican tax statutes specify that the current year tax prepayments be calculated based on a coefficient for prior year earnings, regardless of current year results. Starting in the third quarter of each year, these same statutes allow companies to request a reduction of the coefficient, which adjusts for losses experienced in the current year. During 2023, DDGM had to prepay approximately 76 million pesos despite the losses for the year. In 2024, some of these overpayments were reconciled and used to offset the required 2024 tax prepayments. Due to the 2024 losses, no income tax payments are expected in 2025. On May 7, 2025, the Company received the previously disclosed tax refund of 76 million pesos from the overpayment of Mexico taxes by DDGM in 2023, plus an inflation adjustment, for a total of 79.6 million pesos (approximately $4.0 million).

Other current assets

A value-added (“IVA”) tax in Mexico is assessed on the sales of products and purchases of materials and services. Businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Likewise, businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of September 30, 2025 and December 31, 2024, this resulted in a liability balance in accrued expenses and other liabilities of $1.2 million and an asset balance in other current assets of $0.5 million, respectively.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

9. Property, Plant, and Mine Development, net

At September 30, 2025 and December 31, 2024, property, plant, and mine development, net consisted of the following:

	As of	As of
	September 30,	December 31,
	2025	2024

	(in thousands)
Asset retirement costs (“ARO asset”)	$6,740	$6,740
Construction-in-progress	1,532	1,165
Furniture and office equipment	1,858	1,722
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,134	2,118
Machinery and equipment	46,412	44,858
Mill facilities and infrastructure	36,456	36,463
Mine development	131,382	120,906
Software and licenses	1,554	1,554
Subtotal	316,644	304,102
Accumulated depreciation and amortization	(184,191)	(175,713)
Total	$132,453	$128,389

The Company recorded depreciation and amortization expense of $2.6 million and $7.7 million for the three and nine months ended September 30, 2025, respectively, and $4.2 million and $14.2 million for the three and nine months ended September 30, 2024, respectively.

10. Other Non-current Assets

At September 30, 2025 and December 31, 2024, other non-current assets consisted of the following:

	As of	As of
	September 30,	December 31,
	2025	2024

	(in thousands)
Investment in Green Light Metals	-	852
Other non-current assets	661	53
Total	$661	$905

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

11. Accrued Expenses and Other Liabilities

At September 30, 2025 and December 31, 2024, accrued expenses and other liabilities consisted of the following:

	As of	As of
	September 30,	December 31,
	2025	2024

	(in thousands)
Accrued royalty payments	$584	$650
Accrual for short-term incentive plan	814	701
Liability for Aquila drillhole capping	8	8
Share-based compensation liability - current	189	33
Equipment financing	-	744
Employee profit sharing obligation	1	5
Other payables (1)	2,312	890
Total accrued expenses and other current liabilities	$3,908	$3,031

Accrued non-current labor obligation	$1,138	$1,251
Stock-based compensation liability	960	318
Other lease liability	132	-
Other long-term liabilities	-	7
Total other non-current liabilities	$2,230	$1,576

(1)	Amounts recorded as IVA taxes in the condensed consolidated interim balance sheets represent the net estimated IVA tax payable or receivable, since there is a legal right of offset of IVA taxes. As of September 30, 2025 and December 31, 2024, this resulted in a liability balance in accrued expenses and other liabilities of $1.2 million and an asset balance in other current assets of $0.5 million, respectively.

12. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Company’s Gold and Silver Stream Agreements (the “Osisko Stream Agreements”) with Osisko Bermuda Limited (“Osisko”) as of September 30, 2025 and December 31, 2024:

	As of	As of
	September 30,	December 31,
	2025	2024

	(in thousands)
Liability related to the Osisko Gold Stream Agreement	$38,425	$33,067
Liability related to the Osisko Silver Stream Agreement	48,066	41,365
Total liability	$86,491	$74,432

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

Gold Stream Agreement

In November 2017, Aquila entered into a stream agreement with Osisko, pursuant to which Osisko agreed to commit approximately $55.0 million to Aquila through a gold stream purchase agreement (the “Osisko Gold Stream Agreement”). In June 2020, Aquila amended the Osisko Gold Stream Agreement, reducing the total committed amount to $50.0 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila had received a total of $20.0 million of the funds committed at the time of the Company’s acquisition. Remaining deposits from Osisko are $5.0 million upon receipt of permits required for the development and operation of the Back Forty

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Project and $25.0 million upon the first drawdown of an appropriate project debt finance facility. Osisko has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of the Company. The initial term of the Osisko Gold Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Gold Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of September 30, 2025. In March 2024, the Company secured an amendment to the Osisko Gold Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

The $20.0 million received from Osisko pursuant to the Osisko Gold Stream Agreement through December 31, 2024 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum at September 30, 2025 and at December 31, 2024. As the remaining $30.0 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheets.

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

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with Osisko to purchase 85% of the silver produced and sold at the Back Forty Project (the “Osisko Silver Stream Agreement”). A total of $17.2 million has been advanced under the Osisko Silver Stream Agreement as of September 30, 2025. There are no future deposits remaining under the Osisko Silver Stream Agreement. The initial term of the Osisko Silver Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Silver Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of September 30, 2025. In March 2024, the Company secured an amendment to the Osisko Silver Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026.

Per the terms of the Osisko Silver Stream Agreement, Osisko will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4.00 per ounce of silver. Where the market price of silver is greater than $4.00 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from Osisko pursuant to the Osisko Silver Stream Agreement through December 31, 2024 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum at September 30, 2025 and at December 31, 2024. Please see Note 15—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

13. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	2025	2024

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,839	$2,233
Foreign currency exchange loss (gain)	213	(394)
Reclamation liabilities – balance at end of period	2,052	1,839

Asset retirement obligation – balance at beginning of period	8,838	9,562
Changes in estimate (1)	-	512
Liability for Aquila drillhole capping	-	(329)
Accretion	565	793
Foreign currency exchange loss (gain)	1,047	(1,700)
Asset retirement obligation – balance at end of period	10,450	8,838
Total period end balance	$12,502	$10,677
(1)	In 2024, the Company updated its closure plan study, which resulted in a $0.5 million increase in the estimated liability and ARO asset.

The following table presents the reclamation and remediation obligations as of September 30, 2025 and December 31, 2024:

	As of	As of
	September 30,	December 31,
	2025	2024

	(in thousands)
Current reclamation and remediation liabilities (1)	$8	$8
Non-current reclamation and remediation liabilities	12,494	10,669
Total	$12,502	$10,677

(1)	The current portion of reclamation and remediation liabilities related to drill hole capping in Aquila, Michigan, are included in Accrued expenses and other current liabilities. Please see Note 11— Accrued Expenses and Other Liabilities in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The Company’s undiscounted reclamation liabilities of $2.1 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively, are related to DDGM. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of the Company’s property, plant, and mine development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant, and Mine Development, post-2013 development stage status, which are discounted using a credit adjusted risk-free rate of 10%. As of September 30, 2025 and December 31, 2024, the Company’s asset retirement obligation was $10.5 million and $8.8 million, respectively, primarily related to DDGM in Mexico.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

14. Loan Payable

On June 26, 2025, the Company executed a loan agreement in the amount of $6.28 million, to be used for working capital. The loan bears a simple interest at a rate per annum equal to the sum of (i) the published Secured Overnight Financing Rate for a 1-month interest period (“SOFR”) plus (ii) five percent (5.0%), with the initial interest rate of 9.32%. Principal and all interest are due and payable on December 26, 2026, but the Company repaid it without penalty in September from the proceeds of the Registered Direct Offering.

In connection with the loan agreement, the Company has issued a common stock purchase warrant to an affiliate of one of the private investors for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65. These warrants qualified for equity accounting and were valued using a Black-Scholes model. The loan and warrants were recorded on a relative fair value basis.

On September 3, 2025, the Company fully paid its outstanding term loan liability balance of $5.9 million, along with applicable interest, by issuing 14,204,846 shares of its common stock. The common stock issued had an aggregate fair value of approximately $6.4 million, based on the average spot price of the Company’s common stock on August 20, 2025. As a result, the Company recognized a loss on the extinguishment of the debt of $0.5 million, which is included in other income (expense) in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.

15. Commitments and Contingencies

Commitments

As of September 30, 2025 and December 31, 2024, the Company has equipment purchase commitments of $6.9 million and $1.5 million, respectively.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The total value of the contingent consideration as of September 30, 2025 and December 31, 2024 was $3.5 million and $3.4 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Condensed Consolidated Interim Statements of Operations.

The following table shows the change in the balance of the contingent consideration for the nine months ended September 30, 2025 and for the year ended December 31, 2024:

	2025	2024

	(in thousands)
Beginning Balance of contingent consideration:
Non-current contingent consideration	$3,389	$3,404

Change in value of contingent consideration - Non-current	112	(15)

Ending Balance of contingent consideration:
Non-current contingent consideration	$3,501	$3,389

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

With the acquisition of Aquila Resources Inc. on December 10, 2021, the Company assumed substantial liabilities that relate to the gold and silver stream agreements with Osisko. Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The stream agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary defaults under the stream agreements, including failing to achieve commercial production at a future date, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If it fails to do so, Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

16. Shareholders’ Equity

The Company’s At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019, was amended in May 2023 and renewed in June 2023. Pursuant to the amended ATM Agreement, the Agent has agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to the amount registered on the registration statement on Form S-3 relating to the ATM Program, which is $15.85 million as of April 11, 2025. No shares of the Company’s common stock were sold during the three months ended September 30, 2025. During the nine months ended September 30, 2025, an aggregate of 25,139,655 shares of the Company’s common stock were sold and settled through the ATM Program for proceeds to the Company of approximately $8.6 million, after deducting the agent’s commissions and other fees. During the three and nine months ended September 30, 2024, an aggregate of 1,230,180 and 4,708,993 shares, respectively, of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of approximately $0.6 million and $2.4 million, respectively, after deducting the agent’s commissions and other fees.

On January 21, 2025, the Company closed on a registered direct offering for the purchase of 15,625,000 shares of the Company’s common stock at a price of $0.16 per share, resulting in total gross proceeds to the Company of approximately $2.5 million. On September 3, 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement.

In connection to the loan the Company received on June 26, 2025, the Company issued 1,500,000 common stock purchase warrants for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65, subject to adjustment as provided in the warrant agreement. The warrants will expire on June 26, 2027. These warrants qualified for equity accounting and were valued using a Black-Scholes model.

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

The following table summarizes the Company’s unsettled sales contracts at September 30, 2025 with the quantities of metals under contract subject to final pricing expected to occur through January 2026:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	1,643	493,509	81	448	1,176
Average forward price (per ounce or tonne)	$3,448	$40.17	$9,778	$1,956	$2,790
Unsettled sales contracts value (in thousands)	$5,665	$19,824	$792	$876	$3,281	$30,438

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

The Company’s STIP provides for an annual cash bonus payable upon achievement of specified performance metrics for its management team. STIP may also be settled as cash payable through the issuance of fully vested equity awards (such as fully vested stock grants or DSUs), or a combination of cash and stock DSUs. As of September 30, 2025, the Company accrued $0.3 million in accrued expenses and other liabilities related to the program.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Stock options	$-	$-	$-	$22
Restricted stock units	72	184	278	441
Performance share units	106	9	318	137
Deferred share units	225	10	602	47
Total	$403	$203	$1,198	$647

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Stock Options

A summary of stock option activities under the Incentive Plan for the nine months ended September 30, 2025 and 2024 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)
Outstanding as of December 31, 2023	840,612	$2.99
Granted, Exercised, Expired, or Forfeited	-	-
Outstanding as of September 30, 2024	840,612	$2.99

Outstanding as of December 31, 2024	840,612	$2.99
Expired or Forfeited	(80,204)	2.45
Outstanding as of September 30, 2025	760,408	$3.05

Vested and exercisable as of September 30, 2025	760,408	$3.05

Restricted Stock Units

A summary of RSU activities under the Incentive Plan for the nine months ended September 30, 2025 and 2024 is presented below:

	Restricted Stock Units	Fair Value (in thousands)
Nonvested as of December 31, 2023	847,255	$319
Granted	832,091
Granted in lieu of bonus	637,929
Vested but not redeemed (deferred)	(134,257)
Vested and redeemed	(119,997)
Vested and forfeited for net settlement	(76,994)
Forfeited	(54,769)
Nonvested as of September 30, 2024	1,931,258	$675

Nonvested as of December 31, 2024	1,931,258	$444
Vested but not redeemed (deferred)	(258,618)
Vested and redeemed	(293,887)
Vested and forfeited for net settlement	(208,309)
Forfeited	(360,753)
Nonvested as of September 30, 2025	809,691	$677

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Performance Share Units

A summary of PSU activities under the Incentive Plan for the nine months ended September 30, 2025 and 2024 is presented below:

	Performance Share Units	Liability Balance (in thousands)
Outstanding as of December 31, 2023	880,926	$164
Granted	682,367
Redeemed	(201,258)
Forfeited	(33,113)
Outstanding as of September 30, 2024	1,328,922	$235

Outstanding as of December 31, 2024	1,328,922	$148
Redeemed (1)	(283,460)
Forfeited for net settlement	(48,066)
Forfeited	(236,330)
Outstanding as of September 30, 2025	761,066	$376
(1)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 90,311 of PSUs held by Mr. Reyes as of the date of his separation were immediately vested and paid out to Mr. Reyes in shares of the Company’s common stock in the amount equal to the value of such PSUs to which Mr. Reyes would have been entitled as if 100% of the target performance measures related to such PSUs were achieved. The PSUs were settled by issuing 42,265 shares of common stock, with 48,066 PSUs forfeited for taxes.

Deferred Share Units

A summary of DSU activities under the Incentive Plan for the nine months ended September 30, 2025 and 2024 is presented below:

	Deferred Stock Units	Liability Balance (in thousands)
Outstanding as of December 31, 2023	586,291	$223
Granted in lieu of board fees	183,208
Outstanding as of September 30, 2024	769,499	$269

Outstanding as of December 31, 2024	883,384	$203
Granted in lieu of board fees	92,427
Redeemed (1)	(23,975)
Forfeited for net settlement	(27,267)
Outstanding as of September 30, 2025	924,569	$773
(1)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 51,242 outstanding DSUs were paid out to Mr. Reyes in shares of the Company’s common stock by issuing 23,975 common shares, with 27,267 DSUs forfeited for taxes.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

20. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
		Restated		Restated
	(in thousands)		(in thousands)
Unrealized currency exchange loss (1)	$363	$889	$1,334	$2,220
Realized currency exchange loss (gain)	175	75	472	(82)
Realized and unrealized gain from gold and silver rounds, net	(28)	(19)	(61)	(35)
Realized and unrealized losses from sale of investments (2)	1	1,723	1	1,723
Interest on streaming liabilities (3)	4,222	3,457	12,059	9,612
Severance	-	277	459	953
Interest on note payable	170	-	181	-
Loss on loan payoff	479	-	479	-
Other expense (income)	1,955	(1,227)	2,028	(145)
Total	$7,337	$5,175	$16,952	$14,246

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 22—Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.
(2)	In the first quarter of 2025, through its subsidiary, Aquila Resources USA Inc., the Company entered into a share purchase agreement with multiple purchasers to sell all of its interest in the Green Light Metals shares, for C$0.10 per share, for total net proceeds of C$1.2 million ($0.9 million), which was received on February 11, 2025. As of December 31, 2024, the fair value of the investment was $0.9 million. On September 23, 2024, all the common shares of Maritime were sold in a private placement transaction for C$0.034 per share to a related party, Dundee Corporation, for total proceeds of C$1.6 million (or $1.2 million). As of December 31, 2023, the fair value of the investment was $1.6 million.
(3)	Periodic interest expense is based on a fixed market rate of interest which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. Please see Note 12— Gold and Silver Stream Agreements in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise price of $3.05 were outstanding as of September 30, 2025, but had no dilutive effect due to the net loss for the period. Options to purchase 0.8 million shares of common stock at a weighted average exercise price of $2.99 were outstanding as of September 30, 2024, but it had no dilutive effect due to the net loss for the period. A common stock purchase warrant that was issued on June 26, 2025, which allows the holder to purchase 1,500,000 shares of common stock at the exercise price of $0.65, was outstanding as of September 30, 2025, but had no dilutive effect due to the net loss for the period.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Basic and diluted net income per common share is calculated as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss (in thousands)	$(4,655)	$(12,677)	$(24,460)	$(45,359)

Denominator:
Basic and diluted weighted average common shares outstanding	142,909,014	93,279,750	129,081,618	91,005,507

Basic and diluted net loss per common share	$(0.03)	$(0.14)	$(0.19)	$(0.50)

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	As of	As of
	September 30,	December 31,	Input Hierarchy Level
	2025	2024

	(in thousands)
Cash and cash equivalents	$9,797	$1,628	Level 1
Accounts receivable, net	$12,939	$2,184	Level 2
Investment in equity securities-Green Light Metals	$-	$852	Level 3

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

At September 30, 2025 and December 31, 2024, the Company had an unrealized gain of $0.3 million and an unrealized loss of $7 thousand, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments on the embedded derivatives. Please see Note 17—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

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

Gains and losses related to changes in the fair value of embedded derivatives were included in the Condensed Consolidated Interim Statements of Operations, as shown in the following table (in thousands):

		For the three months ended September 30,		For the nine months ended September 30,		Statements of Operations Classification
		2025	2024	2025	2024

	Note	(in thousands)
Realized and unrealized derivative gain (loss), net	17	$278	$(54)	$398	$1,093	Sales, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2025
Realized gain (loss)	$61	$10	$(10)	$(5)	$(36)	$20
Unrealized gain	37	164	11	-	46	258
Total realized/unrealized derivatives, net	$98	$174	$1	$(5)	$10	$278

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended September 30, 2024
Realized gain (loss)	$57	$130	$(48)	$46	$160	$345
Unrealized (loss) gain	(6)	(215)	34	(68)	(144)	(399)
Total realized/unrealized derivatives, net	$51	$(85)	$(14)	$(22)	$16	$(54)

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2025
Realized gain (loss)	$145	$70	$(1)	$(16)	$(122)	$76
Unrealized gain	93	148	16	22	43	322
Total realized/unrealized derivatives, net	$238	$218	$15	$6	$(79)	$398

	Gold	Silver	Copper	Lead	Zinc	Total
For the nine months ended September 30, 2024
Realized gain	$443	$415	$79	$39	$358	$1,334
Unrealized (loss) gain	(42)	(83)	(13)	6	(109)	(241)
Total realized/unrealized derivatives, net	$401	$332	$66	$45	$249	$1,093

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

23. Supplementary Cash Flow Information

Other operating adjustments, net within net cash provided by operating activities on the Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 consisted of the following:

	For the nine months ended September 30,
	2025	2024

	(in thousands)
Unrealized gain on gold and silver rounds	$(61)	$(35)
Unrealized foreign currency exchange loss	1,334	2,220
Unrealized loss on investments	-	1,168
Increase in reserve for inventory	422	-
Other, net	1,232	1,093
Total other operating adjustments, net	$2,927	$4,446

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
For the three months ended September 30, 2025
Sales, net	$24,878	$-	$-	$24,878
Production costs	15,613	-	-	15,613
Depreciation and amortization	2,584	26	-	2,610
Reclamation and remediation	434	-	-	434
Mining gross profit (loss)	6,247	(26)	-	6,221
Exploration expense	799	191	-	990
G&A expenses, including Stock-based compensation	-	-	1,608	1,608
Other segment items (1)	2,651	4,150	536	7,337
Income (loss) before income taxes	2,797	(4,367)	(2,144)	(3,714)
Income tax provision				941
Net loss				$(4,655)

Expenditures for long-lived assets	$6,715	$-	$-	$6,715

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
	Restated	Restated	Restated	Restated
For the three months ended September 30, 2024
Sales, net	$13,272	$-	$-	$13,272
Production costs	17,198	-	-	17,198
Depreciation and amortization	4,143	28	7	4,178
Reclamation and remediation	566	-	-	566
Mining gross loss	(8,635)	(28)	(7)	(8,670)
Exploration expense	767	177	-	944
G&A expenses, including Stock-based compensation	-	-	1,496	1,496
Other segment items (1)	1,295	3,374	506	5,175
Loss before income taxes	(10,697)	(3,579)	(2,009)	(16,285)
Income tax benefit				(3,608)
Net loss				$(12,677)

Expenditures for long-lived assets	$3,269	$-	$-	$3,269
(1)	Please see Note 20—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
For the nine months ended September 30, 2025
Sales, net	$48,460	$-	$-	$48,460
Production costs	39,179	-	-	39,179
Depreciation and amortization	7,585	78	7	7,670
Reclamation and remediation	1,262	-	-	1,262
Mine gross profit (loss)	434	(78)	(7)	349
Exploration expense	1,649	562	-	2,211
G&A expenses, including Stock-based compensation	-	-	4,191	4,191
Other segment items (1)	3,861	12,157	934	16,952
Loss before income taxes	(5,076)	(12,797)	(5,132)	(23,005)
Income tax provision				1,455
Net loss				$(24,460)

Expenditures for long-lived assets	$12,647	$-	$-	$12,647

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
	Restated	Restated	Restated	Restated
For the nine months ended September 30, 2024
Sales, net	$52,756	$-	$-	$52,756
Production costs	51,074	-	-	51,074
Depreciation and amortization	14,115	83	23	14,221
Reclamation and remediation	1,892	-	-	1,892
Mine gross loss	(14,325)	(83)	(23)	(14,431)
Exploration expense	1,850	524	-	2,374
G&A expenses, including Stock-based compensation	-	-	3,622	3,622
Other segment items (1)	2,909	10,975	362	14,246
Loss before income taxes	(19,084)	(11,582)	(4,007)	(34,673)
Income tax provision				10,686
Net loss				$(45,359)

Expenditures for long-lived assets	$7,565	$-	$-	$7,565
(1)	Please see Note 20—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Balance Sheets relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
As of September 30, 2025
Total current assets	$22,002	$18	$9,205	$31,225
Total non-current assets (1)	43,181	89,398	535	133,114
Total assets	$65,183	$89,416	$9,740	$164,339

	Oaxaca, Mexico	Michigan, USA	Corporate and Other	Total
As of December 31, 2024
Total current assets	$16,073	$50	$457	$16,580
Total non-current assets (1)	38,926	90,328	40	129,294
Total assets	$54,999	$90,378	$497	$145,874
(1)	As of September 30, 2025, the total non-current assets included capital investments of $12.6 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other. As of December 31, 2024, the total non-current assets included capital investments of $8.6 million in Oaxaca, Mexico, nil in Michigan, USA, and nil in Corporate and Other.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) for the three and nine months ended September 30, 2025 and compares those results with the three and nine months ended September 30, 2024. It also analyzes the Company’s financial condition as of September 30, 2025, and compares it to the financial condition as of December 31, 2024. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes contained in the 2024 Annual Report.

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

Overview

Gold Resource Corporation is a mining company focused on the development of precious and base metal projects that have the potential for high returns and limited development capital requirements. DDGM is the Company’s cornerstone operating asset comprised of six contiguous land parcels. The Company’s focus is unlocking the significant upside potential of DDGM through optimization of the current operations, growing the existing mineral resource by investing in exploration drilling, and identifying new opportunities near existing infrastructure. The primary mineral production comes from the Arista and Switchback underground mining areas, along with the recently added Three Sisters vein system. The mine and its processing facilities can produce gold and silver doré, as well as concentrates of copper, lead, and zinc.

The Back Forty Project, when developed, is expected to produce gold and silver doré and concentrates of copper and zinc bearing gold and silver. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023 and the Company filed the Back Forty Project Technical Report Summary, effective as of September 30, 2023, on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that is more protective of the environment, which should facilitate a successful mine permitting process. The Company is currently in discussions to complete a Feasibility Study and to move forward with the permitting process for The Back Forty Project. This work is planned to begin before the end of 2025.

Gold Resource Corporation

Underground Exposure of the Santa Helena vein Level 25 – Arista System

During the third quarter of 2025, DDGM made meaningful progress in addressing production constraints stemming from limited equipment availability and an aging fleet. While these challenges impacted operational efficiency and reduced development rates early in the quarter, the Company responded decisively with a series of strategic initiatives aimed at enhancing productivity and positioning the mine for improved performance.

To accelerate development, the Company engaged Cominvi Servicios S.A. de C.V. for contract mining services, successfully completing 1,435 meters of mine development in the Three Sisters zone. Early development work, including crosscuts and strike extensions, confirmed encouraging results with wide vein widths and high-grade mineralization. An ongoing grade control and infill drilling campaign is expected to further refine the block model and support updates to the mine plan.

In parallel, the Company launched a targeted equipment acquisition program focused on sourcing lightly used, appropriately sized machinery to meet projected mining requirements. This initiative is already contributing to improved fleet reliability and availability. Additionally, DDGM is optimizing mining methods by introducing cut-and-fill techniques in narrow vein areas, complementing the traditional long-hole stoping approach to reduce dilution and maintain grade quality.

By the end of the third quarter, these combined efforts—contractor support, equipment upgrades, and method optimization—enabled the Company to increase the number of active underground mine headings and initiate production from the Three Sisters zone. These enhancements are expected to yield continued operational benefits through the remainder of the year.

While DDGM recorded four lost time accidents during the quarter, none had a material impact on operations. The team is focused on the Company’s commitment to safety, efficiency, and continuous improvement as part of its broader strategy to overcome current challenges and drive long-term success.

DDGM Exploration Update

The Company’s portfolio of properties that are included in DDGM are located along a 55-kilometer stretch of the San Jose structural corridor in the Sierra Madre Sur mountain range in the state of Oaxaca, Mexico. This highly prospective district encompasses three historic mining centers, where the Company continues to engage in strategic planning and prioritization of regional surface exploration activities across multiple projects including Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali (see map below). In addition, prospects near the Arista mine are re-evaluated for near-term potential to prioritize high-value near-mine drill targets. These efforts are focused on defining additional high-value drill targets and reinforce the Company’s long-term commitment to investment in the Oaxaca region and continued operations at DDGM.

Gold Resource Corporation

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

Regional Geologic Map Showing Advanced Project and Prospect Locations and Exploration Concessions Controlled by Don David Gold Mine

During the third quarter, a total of 23 underground diamond drill holes totaling 2,756 meters were completed, focused on grade control and infill drilling from accessible areas, supported by three diamond drill rigs, two contract and one owned and operated by DDGM. Drilling targeted veins in the upper levels of the Three Sisters system, as well as upper levels of the Marena North and Splay 31 veins, the down-dip extension of Viridiana, and deeper portions of the Candelaria vein within the Arista system. In addition, drilling commenced from Level 30 targeting the Soledad South vein in the Switchback system. These programs continue to improve the geologic model, refine variances in the mine plan, and identify production opportunities.

The primary objective of these drill programs is to increase confidence in the short-term geologic model, enabling the mine plan to prioritize ore delivery from each area with the highest potential net smelter return (“NSR”). Infill drilling successfully defined the up-dip, down-dip and northwest limits of the Three Sisters system, in addition to key veins within the Arista system. While the Company believes the mine has the potential to generate positive cash flow based on current information from the new areas in Three Sisters, as well as other areas that have been discovered near existing mining zones, in order to do so, it is critical that these new areas can be added to the life-of-mine plan. Exploration potential remains strong across all vein systems, particularly along northwest trending extensions of the Arista and Three Sisters vein systems, that remain open along strike as well as up- and down-dip.

Expansion (step-out) portion of the drill program remained suspended during the third quarter as the Company continued to manage expenditures and advance development of new underground drill stations necessary to support future

Gold Resource Corporation

step-out programs. However, grade control and infill drilling continued to refine the Three Sisters geologic model, addressing variability with the inferred mineral resource identified in the prior quarter.

Recent interim resource model updates reclassified certain vein structures and removed lower grade zones. While these changes are expected to reduce total inferred tonnes, they should have a positive impact on the resulting average NSR value. Information from the ongoing grade control and infill drilling programs are used to guide ongoing model updates in preparation for the year-end resource estimate.

During the third quarter, grade control and infill drilling at the Arista mine focused on the following key zones:

o	Three Sisters vein system: Drilling continued to improve and validate the geological model confirming vein widths and grades along the central and northwestern portions of the system. Drilling targeted the Sandy and Sadie vein sets from drill stations on Level 3 developed earlier in the year.
o	Arista vein system: Drilling was completed from Level 3 targeting the upper-central portions of the Marena North and Splay 31 veins, from Level 17 on the Candelaria vein, and from Levels 24 and 25 on the Viridiana vein complex. These targets were selected to evaluate near-term production opportunities that had not been previously realized within the Arista system. Multiple high-quality exploration targets, both surface and underground, have been defined at the Arista mine, highlighting the potential for future mineral resource expansion; however, further exploration expenditures in 2025 will remain dependent on improvements in cash flow.
o	Switchback vein system: Drilling commenced during the quarter from Level 30 targeting the Soledad South and Sagrario veins to support near-term production planned in this zone.

Hole No. 525061: Marena North vein (95.83 – 102.58 m; 6.75 m). Arista System Q3 2025. 5.23 m estimated true width at 5.06 g/t AuEq of $450/t NSR (3.21 g/t Au, 169 g/t Ag, 0.40% Cu, 2.88% Pb, 4.92% Zn)

Gold Resource Corporation

Results of Operations

Don David Gold Mine

Mine activities during the third quarter of 2025 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about DDGM for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Arista Mine
Milled
Tonnes Milled	65,131	83,690	185,516	276,266
Grade
Average Gold Grade (g/t)	1.11	0.54	0.80	1.27
Average Silver Grade (g/t)	250	83	179	91
Average Copper Grade (%)	0.16	0.19	0.16	0.28
Average Lead Grade (%)	0.63	1.01	0.74	1.09
Average Zinc Grade (%)	1.57	2.63	2.00	2.69
Recoveries
Average Gold Recovery (%)	70.7	65.1	69.5	76.7
Average Silver Recovery (%)	86.5	87.4	85.0	87.7
Average Copper Recovery (%)	68.0	57.4	60.5	71.7
Average Lead Recovery (%)	58.7	68.2	64.4	66.5
Average Zinc Recovery (%)	76.9	79.1	77.3	81.8
Combined
Tonnes Milled (1)	65,131	83,690	185,516	276,266
Tonnes Milled per Day (2)	1,124	1,244	1,144	1,293
Metal production
Gold (ozs.)	1,646	944	3,307	8,648
Silver (ozs.)	453,057	194,525	906,777	709,255
Copper (tonnes)	73	93	177	554
Lead (tonnes)	241	576	886	2,004
Zinc (tonnes)	784	1,741	2,863	6,071
Metal produced and sold
Gold (ozs.)	1,422	1,357	3,159	7,638
Silver (ozs.)	417,710	181,434	798,395	632,529
Copper (tonnes)	67	98	160	559
Lead (tonnes)	212	467	761	1,625
Zinc (tonnes)	645	1,473	2,322	4,926
Percentage payable metal (3)
Gold (%)	86	144	96	88
Silver (%)	92	93	88	89
Copper (%)	92	105	90	101
Lead (%)	88	81	86	81
Zinc (%)	82	85	81	81
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates the Company produces versus the portion of those metals actually paid for according to the terms of the Company’s sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amounts of metals contained in concentrates produced and sold.
(3)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates it produces versus the portion of those metals actually paid for according to the terms of the sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation

Third quarter 2025 compared to third quarter 2024

Production

During the three months ended September 30, 2025, total tonnes milled of 65,131 were 22% lower than in the same period in 2024. Metal production for gold and silver increased 74% and 133%, respectively, while copper, lead, and zinc decreased by 22%, 58%, and 55% during the three months ended September 30, 2025, as compared to the same period last year. Although lower tonnes processed and lower metal grades for all metals, with the exception of silver, were expected in the 2025 mine plan, the third quarter production was still impacted by the limited availability of critical mining equipment and the lack of production headings. Additional production headings became available only near the end of the third quarter.

Grades & recoveries

During the three months ended September 30, 2025, all of the ore processed came from the Arista mine with an average gold grade of 1.11 g/t and silver grade of 250 g/t, compared to an average gold grade of 0.54 g/t and silver grade of 83 g/t, respectively, for the same period in 2024. For the three months ending September 30, 2025, the average gold grade was 106% higher and the average silver grade was 201% higher when compared to the same period in 2024. The increase in gold and silver grades is partly attributable to the commencement of production from the upper levels of the Three Sisters vein system. As shown in the updated Don David Gold Mine Technical Report Summary, effective as of December 31, 2024, which is incorporated by reference as Exhibit 96.2 to the 2024 Annual Report (the “DDGM Technical Report Summary”), the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of mineral reserves (as defined by Subpart 1300 of Regulation S-K, “Mineral Reserves”) and mineral resources (as defined by Subpart 1300 of Regulation S-K, “Mineral Resources”) contained therein. However, as new areas are developed and the mine plan and the technical report is updated, the life of mine averages shown in the estimates of mineral reserves may either increase or decrease. As grades decline below certain lower limits, recoveries are generally expected to decline as well. The Company’s base metals average grades during the three months ended September 30, 2025 were 0.16% for copper, 0.63% for lead, and 1.57% for zinc. Copper, lead, and zinc grades were lower by 16%, 38%, and 40% respectively, as compared to same period in 2024.

Gold and silver recoveries for the three months ended September 30, 2025 were 70.7% and 86.5%, respectively, reflecting a 9% increase for gold and a 1% decrease for silver over the same period in 2024. Copper, lead, and zinc recoveries for the three months ended September 30, 2025 were 68.0%, 58.7%, and 76.9%, respectively. While recoveries for lead and zinc declined by 14% and 3%, respectively, in the three months ended September 30, 2025 when compared to the same period in 2024, copper recovery increased by 18%.

Year-to-date 2025 compared to year-to-date 2024

Production

During the nine months ended September 30, 2025, total tonnes milled of 185,516 were 33% lower than in the same period in 2024. Metal production for gold, copper, lead, and zinc decreased by 62%, 68%, 56%, and 53%, respectively, while silver production increased by 28% during the nine months ended September 30, 2025, as compared to the same period last year. Although lower tonnes processed and lower metal grades for all metals, with the exception of silver, were expected in the 2025 mine plan, the year-to-date production was still impacted by the limited availability of critical mining equipment and the lack of production headings faces headings. Additional production headings became available only near the end of the third quarter.

Grades & recoveries

During the nine months ended September 30, 2025, all of the ore processed came from the Arista mine with an average gold grade of 0.80 g/t and silver grade of 179 g/t, compared to an average gold grade of 1.27 g/t and silver grade of 91 g/t, respectively, for the same period in 2024. For the nine months ending September 30, 2025, the average gold grade was 37% lower and the average silver grade was 97% higher when compared to the same period in 2024. This reduction in

Gold Resource Corporation

gold grade is partly due to the additional dilution caused by mining narrower veins, as scheduled in the 2025 mine plan. As shown in the DDGM Technical Report Summary, the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of Mineral Reserves and Mineral Resources contained therein. As grades decline below certain lower limits, recoveries are generally expected to decline as well. The Company’s base metals average grades during the nine months ended September 30, 2025 were 0.16% for copper, 0.74% for lead, and 2.00% for zinc. The copper, lead, and zinc grades were lower by 43%, 32%, and 26%, respectively, as compared to same period in 2024.

Gold and silver recoveries for the nine months ended September 30, 2025 were 69.5% and 85.0%, respectively, reflecting a 9% decrease for gold and a 3% decrease for silver over the same period in 2024. Copper, lead, and zinc recoveries for the nine months ended September 30, 2025 were 60.5%, 64.4%, and 77.3%, respectively. Recoveries for copper, lead, and zinc declined by 16%, 3%, and 6%, respectively, in the nine months ended September 30, 2025 when compared to the same period in 2024.

Sales Statistics

The following table summarizes certain sales statistics about DDGM operations for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Net sales (in thousands)
Gold	$4,984	$3,416	$10,379	$17,197
Silver	17,280	5,424	29,879	17,333
Copper	659	917	1,545	5,099
Lead	417	918	1,481	3,342
Zinc	1,868	4,045	6,390	13,108
Less: Treatment and refining charges	(608)	(1,394)	(1,612)	(4,416)
Realized and unrealized gain (loss) - embedded derivative, net	278	(54)	398	1,093
Total sales, net	$24,878	$13,272	$48,460	$52,756
Metal produced and sold
Gold (ozs.)	1,422	1,357	3,159	7,638
Silver (ozs.)	417,710	181,434	798,395	632,529
Copper (tonnes)	67	98	160	559
Lead (tonnes)	212	467	761	1,625
Zinc (tonnes)	645	1,473	2,322	4,926
Average metal prices realized (1)
Gold ($ per oz.)	$3,546	$2,561	$3,331	$2,309
Silver ($ per oz.)	$41.39	$30.61	$37.51	$28.06
Copper ($ per tonne)	$9,690	$8,832	$9,660	$9,260
Lead ($ per tonne)	$1,937	$2,065	$1,924	$2,080
Zinc ($ per tonne)	$2,841	$2,854	$2,699	$2,733
Gold equivalent ounces sold
Gold Ounces	1,422	1,357	3,159	7,638
Gold Equivalent Ounces from Silver	4,876	2,169	8,991	7,687
Total AuEq oz	6,298	3,526	12,150	15,325

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from the Company’s provisional invoices when they are settled. The Company’s average metal prices realized will therefore differ from the average market metal prices in most cases.

Gold Resource Corporation

Third quarter 2025 compared to third quarter 2024

Besides the expected lower tonnes mined and changes in metal grades and recoveries for the three months ended September 30, 2025, as compared to the same period in 2024, the key drivers of the production and financial results relate to the issues the Company continued to face in the third quarter of 2025, including the issues with equipment availability due to the age and condition of some of the critical mining equipment and the lack of other available production headings that were not available until late in the third quarter.

Metal sold

During the three months ended September 30, 2025, gold sales of 1,422 ounces and silver sales of 417,710 ounces increased by 5% and 130%, respectively, while copper sales of 67 tonnes, lead sales of 212 tonnes, and zinc sales of 645 tonnes decreased by 32%, 55%, and 56%, respectively, when compared to the same period in 2024. The lower metal production was partially expected due to mine sequencing, but challenges with equipment availability and the lack of production headings also negatively affected the Company’s metal sales and production.

Average metal prices realized

During the three months ended September 30, 2025, the average metal prices were $3,546 per gold ounce, $41.39 per silver ounce, $9,690 per tonne for copper, $1,937 per tonne for lead, and $2,841 per tonne for zinc. Compared to the same period in 2024, the average metal price for gold, silver, and copper increased by 38%, 35%, and 10% respectively. The average metal price for lead, and zinc decreased by 6% and less than 1%, respectively.

Year-to-date 2025 compared to year-to-date 2024

Besides the expected lower tonnes mined and changes in metal grades and recoveries for the nine months ended September 30, 2025, as compared to the same period in 2024, the key drivers of the production and financial results relate to the issues the Company continued to face even in the third quarter of 2025, including the issues with equipment availability due to the age and condition of some of the critical mining equipment and the lack of other available headings that were not available until late in the third quarter.

Metal sold

During the nine months ended September 30, 2025, gold sales of 3,159 ounces, copper sales of 160 tonnes, lead sales of 761 tonnes, and zinc sales of 2,322 tonnes decreased by 59%, 71%, 53%, and 53%, respectively, while silver sales of 798,395 ounces increased by 26% compared to the same period in 2024. The lower metal production was partially expected due to mine sequencing, but challenges with equipment availability and the lack of production headings also negatively affected the Company’s metal sales and production.

Average metal prices realized

During the nine months ended September 30, 2025, the average metal prices were $3,331 per gold ounce, $37.51 per silver ounce, $9,660 per tonne for copper, $1,924 per tonne for lead, and $2,699 per tonne for zinc. Compared to the same period in 2024, the average metal price for gold, silver and copper increased by 44%, 34%, and 4% respectively, while the average metal price for lead and zinc decreased by 8% and 1%, respectively.

Gold Resource Corporation

Gold Resource Corporation

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
		Restated		Restated
	(in thousands)		(in thousands)
Doré and concentrate sales	$25,208	$14,720	$49,674	$56,079
Less: Treatment and refining charges	(608)	(1,394)	(1,612)	(4,416)
Realized/unrealized derivatives, net	278	(54)	398	1,093
Sales, net	24,878	13,272	48,460	52,756
Total cost of sales	18,657	21,942	48,111	67,187
Mine gross profit (loss)	6,221	(8,670)	349	(14,431)
Other costs and expenses, including taxes	10,876	4,007	24,809	30,928
Net loss	$(4,655)	$(12,677)	$(24,460)	$(45,359)

Third quarter 2025 compared to third quarter 2024

Sales, net

Net sales of $24.9 million for DDGM for the three months ended September 30, 2025 increased by $11.6 million, or 87%, when compared to the same period in 2024. The increase in 2025 net sales compared to the net sales in the third quarter of 2024 is the result of higher gold and silver prices and the 56% lower treatment and refining charges during the three months ended September 30, 2025 due to lower tonnes shipped and the improved contractual terms for treatment and refining charges in the sales agreements in 2025.

Total cost of sales

Total cost of sales of $18.7 million for the three months ended September 30, 2025 decreased by 15% from $21.9 million for the same period in 2024. The $3.2 million decrease was primarily related to a $1.6 million decrease in production cost and a $1.6 million decrease in depreciation expense. Production costs of $15.6 million for the three months ended September 30, 2025 are 9% lower than the production costs of $17.2 million for the same period in 2024.

Mine gross profit (loss)

For the three months ended September 30, 2025, the Company had a mine gross profit of $6.2 million, compared to a mine gross loss of $8.7 million for the three months ended September 30, 2024. Mine gross profit increased by $14.9 million, or 171%, compared to the same period in 2024. The increase in mine gross profit was primarily due to higher net sales that did not cause a proportional increase in production costs. While net sales increased by 87% in the quarter, the production costs decreased by 9%, or $1.6 million, compared to the third quarter of 2024.

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

Gold Resource Corporation

Net loss

For the three months ended September 30, 2025, the Company recorded a net loss of $4.7 million, compared to a net loss of $12.7 million during the same period in 2024. The $8.0 million decrease in net loss is mainly attributable to the income tax provision recorded in the third quarter of 2024 due to the valuation allowance for the deferred tax assets in DDGM.

Year-to-date 2025 compared to year-to-date 2024

Sales, net

Net sales of $48.5 million for DDGM for the nine months ended decreased by $4.3 million, or 8%, when compared to the same period in 2024. The decrease in net sales for 2025 is the result of decreased production volumes as outlined in the sales statistics table above, partially offset by a 63% decrease in treatment and refining charges during the nine months ended September 30, 2025, due to lower tonnes shipped and the improved contractual terms for treatment and refining charges in the sales agreements in 2025.

Total cost of sales

Total cost of sales of $48.1 million for the nine months ended September 30, 2025 decreased by 28% from $67.2 million for the same period in 2024. The $19.1 million decrease was primarily related to a $11.9 million decrease in production cost and a $6.6 million decrease in depreciation expense. Production costs of $39.2 million for the nine months ended September 30, 2025 are 23% lower than the production costs of $51.1 million for the same period in 2024.

Mine gross profit (loss)

For the nine months ended September 30, 2025, the Company had a mine gross profit of $0.3 million, compared to a mine gross loss of $14.4 million for the nine months ended September 30, 2024. Mine gross profit increased by $14.8 million, or 102%, compared to the same period in 2024. The increase in mining gross profit was primarily due to the fact that the lower net sales caused a higher than proportional decrease in production costs. While net sales decreased only by 8%, the production costs decreased by 23%, or $11.9 million, compared to the same period in 2024.

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

Net loss

For the nine months ended September 30, 2025, the Company recorded a net loss of $24.5 million, compared to a net loss of $45.4 million during the same period in 2024. The $20.9 million decrease in net loss is mainly attributable to the income tax provision recorded in the third quarter of 2024 due to the valuation allowance for the deferred tax assets in DDGM.

Gold Resource Corporation

Other Costs and Expenses, Including Taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
		Restated		Restated
	(in thousands)		(in thousands)
Other costs and expenses:
General and administrative expenses	$1,205	$1,293	$2,993	$2,975
Mexico exploration expenses	799	767	1,649	1,850
Michigan Back Forty Project expenses	191	177	562	524
Stock-based compensation	403	203	1,198	647
Other expense, net	7,337	5,175	16,952	14,246
Total other costs and expenses	9,935	7,615	23,354	20,242
Income tax provision (benefit)	941	(3,608)	1,455	10,686
Total other costs and expenses, including taxes	$10,876	$4,007	$24,809	$30,928

Third quarter 2025 compared to third quarter 2024

General and administrative expenses: For the three months ended September 30, 2025 and 2024, general and administrative expenses were $1.2 million and $1.3 million, respectively. In 2025, the Company continued the cost saving measures implemented in 2024.

Mexico exploration expenses: For the three months ended September 30, 2025, exploration expenses at DDGM totaled $0.8 million, compared to $0.8 million for the same period in 2024. Exploration expenditures in Oaxaca, Mexico, remained stable as drilling activity was comparable to the same period in 2024, and additional underground exploration development was offset by cost efficiencies.

Michigan Back Forty Project expenses: For the three months ended September 30, 2025, costs for the Back Forty Project were $0.2 million, compared to $0.2 million for the same period in 2024. The Company has not been actively progressing the project since the beginning of 2024.

Stock-based compensation: Stock-based compensation increased by $0.2 million for the three months ended September 30 2025, compared to the same period in 2024 due to the increase in share price in 2025.

Other expense, net: For the three months ended September 30, 2025, the Company incurred $7.3 million of other expenses, an increase of $2.2 million from the same period in 2024. This increase is largely driven by a $1.7 million higher expense in the third quarter of 2025 related to a VAT tax receivable in Mexico, a $0.8 million increase in interest on the streaming liabilities, and a $0.4 million increase in reserve for obsolescence, offset by $0.6 million lower realized loss on investment. Please see Note 20—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Income tax provision (benefit): For the three months ended September 30, 2025, income tax expense was $0.9 million, compared to a $3.6 million income tax benefit for the same period in 2024. The increase in income tax expense for the three months ended September 30, 2025 is primarily driven by the additional valuation allowance recorded during the third quarter of 2025 on the DDGM deferred tax assets.

Year-to-date 2025 compared to year-to-date 2024

General and administrative expenses: For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $3.0 million and $3.0 million, respectively. In 2025, the Company continued the cost saving measures implemented in 2024.

Gold Resource Corporation

Mexico exploration expenses: For the nine months ended September 30, 2025, exploration expenses in DDGM totaled $1.6 million, compared to $1.9 million for the same period in 2024. Exploration expenditures in Oaxaca, Mexico, decreased compared to the same period in 2024 primarily due to the absence of expansion drilling in 2025, partially offset by ongoing underground exploration development costs.

Michigan Back Forty Project expenses: For the nine months ended September 30, 2025, costs for the Back Forty Project were $0.6 million, compared to $0.5 million in the same period in 2024. The Company has not been actively progressing the project since the beginning of 2024.

Stock-based compensation: Stock-based compensation increased by $0.6 million for the nine months ended September 30, 2025, compared to the same period in 2024 due to the increase in share price in 2025.

Other expense, net: For the nine months ended September 30, 2025, the Company incurred $17.0 million of other expenses, an increase of $2.7 million from the same period in 2024. This increase is largely driven by a $2.4 million increase in the interest on the streaming liabilities, a $0.5 million higher expense due to the interest on loan payable in 2025, a $0.3 million higher realized loss from investments in 2025, offset by $0.5 million lower severance costs. Please see Note 20—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Income tax provision (benefit): For the nine months ended September 30, 2025, income tax expense was $1.5 million, compared to $10.7 million for the same period in 2024. The decrease in income tax expense for the nine months ended September 30, 2025 is primarily driven by the valuation allowance that was recorded in the third quarter of 2024.

Other Non-GAAP Financial Measures

Certain non-GAAP financial measures are discussed below. For a detailed description of each of these measures and a reconciliation to U.S. GAAP financial measures, please see the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
		Restated		Restated
Other Non-GAAP Financial Measures:			(in thousands)
Total cash cost after co-product credits per AuEq oz sold (1)	$2,116	$3,560	$2,594	$2,184
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$2,983	$5,072	$3,542	$3,037
Total all-in cost after co-product credits per AuEq oz sold (1)	$3,664	$5,340	$4,265	$3,192
(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to U.S. GAAP financial measures, please see the discussion under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

Gold Resource Corporation

Third quarter 2025 compared to third quarter 2024

Total cash cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2025, the total cash cost after co-product credits per AuEq oz sold is $2,116 compared to $3,560 for the same period in 2024. The decrease in the total cash cost is due to the 52% lower co-product credits the Company received during the third quarter of 2025 and the 79% increase in the total number of AuEq ounces sold, offset by a 56% decrease in total treatment and refining charges and a 9% decrease in production costs as a result of the decline in third quarter 2025 production as compared to third quarter 2024 production.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2025, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $2,983 as compared to $5,072 for the same period in 2024. The decrease directly relates to the lower cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the three months ended September 30, 2025, the total all-in cost after co-product credits per AuEq oz sold was $3,664 compared to $5,340 for the same period in 2024. The decrease is due to the lower all-in sustaining costs discussed above.

Gold Resource Corporation

Year-to-date 2025 compared to year-to-date 2024

Total cash cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2025, the total cash cost after co-product credits per AuEq oz sold is $2,594 compared to $2,184 for the same period in 2024. The increase in the total cash cost is due to the 58% lower co-product credits the Company received during the third quarter of 2025 and the 21% decrease in the total number of AuEq ounces sold, offset by a 64% decrease in total treatment and refining charges and a 23% decrease in production costs as a result of the decline in the 2025 year-to-date production as compared to the 2024 production for the comparable period.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2025, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $3,542 as compared to $3,037 for the same period in 2024. The increase directly relates to the higher cash costs per ounce discussed above.

Total all-in cost after co-product credits per AuEq oz sold: For the nine months ended September 30, 2025, the total all-in cost after co-product credits per AuEq oz sold was $4,265 compared to $3,192 for the same period in 2024. The increase is due to the higher all-in sustaining costs discussed above.

Gold Resource Corporation

2025 Sustaining and Growth Investments Summary

	For the nine months ended September 30, 2025
	2025	2024

Sustaining Investments:
Underground Development	$2,621	$3,812
Other Sustaining Capital	2,170	2,711
Infill Drilling	670	977
Surface and Underground Exploration Development & Other	602	65
Subtotal of Sustaining Investments:	6,063	7,565
Growth Investments:
DDGM growth:
Surface Exploration / Other	1,649	1,812
Underground Exploration Drilling	-	38
Underground Exploration Development	6,584	-
Back Forty growth:
Back Forty Project Optimization & Permitting	562	524
Subtotal of Growth Investments:	8,795	2,374
Total Capital and Exploration:	$14,858	$9,939

The Company’s year-to-date investment in Mexico in 2025 totaled $12.6 million. The Company’s investment in Mexico is focused on favorably impacting its environment, social, and governance programs while creating operational efficiencies and sustainability.

Gold Resource Corporation

Underground and Exploration Development:

During the third quarter of 2025, underground mine development included the construction of ramps, access to different areas of the deposit, and ventilation shafts. A total of 120 meters of exploration development was completed at a cost of $0.60 million. Of this, 13 meters were developed on Level 25 within the Arista system to facilitate infill drilling of the Viridiana vein, and 107 meters were completed on Level 3 in the Three Sisters system to provide access for infill and expansion drilling of the Sandy vein complex, as well as the Marena North and Splay 31 veins of the Arista system. Grade control and infill drilling completed during the third quarter utilized existing infrastructure developed in prior years, along with drill stations constructed on Level 3 in the first quarter to target the Three Sisters vein system. As part of ongoing safety initiatives, the Company also invested in additional ground support and improved ventilation for the mine. However, due to the continued reduction in equipment availability and decrease in cash flow, the Company is behind on its budgeted timeline for the development of future production headings.

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

Gold Resource Corporation

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable U.S. GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits, All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the three and nine months ended September 30, 2025 and 2024:

	Note	For the three months ended September 30,		For the nine months ended September 30,
		2025	2024	2025	2024
			Restated		Restated
		(in thousands, except oz and per AuEq oz sold)

Total cost of sales (1)		$18,657	$21,942	$48,111	$67,187
Less: Depreciation and amortization (1)		(2,610)	(4,178)	(7,670)	(14,221)
Less: Reclamation and remediation (1)		(434)	(566)	(1,262)	(1,892)
Refining charges for Doré sales	5	1	-	10	6
Treatment and refining charges for Concentrate sales	5	607	1,394	1,602	4,410
Co-product credits:
Concentrate sales - Copper	5	(659)	(917)	(1,545)	(5,099)
Concentrate sales - Lead	5	(417)	(918)	(1,481)	(3,342)
Concentrate sales - Zinc	5	(1,868)	(4,045)	(6,390)	(13,108)
Realized loss (gain) for embedded derivatives - Copper	22	10	48	1	(79)
Realized loss (gain) for embedded derivatives - Lead	22	5	(46)	16	(39)
Realized loss (gain) for embedded derivatives - Zinc	22	36	(160)	122	(358)
Total cash cost after co-product credits		$13,328	$12,554	$31,514	$33,465
Gold equivalent (AuEq) ounces sold (oz)		6,298	3,526	12,150	15,325
Total cash cost after co-product credits per AuEq oz sold		$2,116	$3,560	$2,594	$2,184

Total cash cost after co-product credits from above		$13,328	$12,554	$31,514	$33,465
Sustaining Investments - Capital:
Underground Development (2)		1,191	1,155	2,621	3,812
Other Sustaining Capital (2)		1,517	1,860	2,170	2,711
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		251	191	670	977
Surface and Underground Exploration Development & Other (2)		457	63	602	65
Reclamation and remediation (1)		434	566	1,262	1,892
DDGM all-in sustaining cost after co-product credits		$17,178	$16,389	$38,839	$42,922
AuEq ounces sold (oz)		6,298	3,526	12,150	15,325
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$2,728	$4,648	$3,197	$2,801

DDGM all-in sustaining cost after co-product credits from above		$17,178	$16,389	$38,839	$42,922
Corporate Sustaining Expenses:
General and administrative expenses (1)		1,205	1,293	2,993	2,975
Stock-based compensation (1)		403	203	1,198	647
Consolidated all-in sustaining cost after co-product credits		$18,786	$17,885	$43,030	$46,544
AuEq ounces sold (oz)		6,298	3,526	12,150	15,325
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$2,983	$5,072	$3,542	$3,037

Consolidated all-in sustaining cost after co-product credits from above		$18,786	$17,885	$43,030	$46,544
Underground Exploration Development (2)		3,299	-	6,584	-
Growth Investments - Exploration:
Mexico exploration expenses (1)		799	767	1,649	1,850
Michigan Back Forty Project expenses (1)		191	177	562	524
Total all-in cost after co-product credits		$23,075	$18,829	$51,825	$48,918
AuEq ounces sold (oz)		6,298	3,526	12,150	15,325
Total all-in cost after co-product credits per AuEq oz sold		$3,664	$5,340	$4,265	$3,192

(1)	Refer to Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.
(2)	Refer to Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary and the previously filed Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2024 Capital and Exploration Investment Summary.

Gold Resource Corporation

Trending Highlights

	2024				2025		2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3
Operating Data
Total tonnes milled	98,889	93,687	83,690	80,367	56,906	63,479	65,131
Average Grade
Gold (g/t)	1.89	1.27	0.54	0.64	0.70	0.56	1.11
Silver (g/t)	88	102	83	94	169	115	250
Copper (%)	0.37	0.26	0.19	0.20	0.18	0.13	0.16
Lead (%)	1.25	1.00	1.01	1.12	0.72	0.88	0.63
Zinc (%)	2.82	2.59	2.63	2.73	1.68	2.72	1.57
Metal production (before payable metal deductions)
Gold (ozs.)	4,757	2,947	944	1,258	903	758	1,646
Silver (ozs.)	251,707	263,023	194,525	210,581	257,285	196,435	453,057
Copper (tonnes)	280	181	93	88	54	50	73
Lead (tonnes)	812	616	576	678	272	373	241
Zinc (tonnes)	2,310	2,020	1,741	1,734	699	1,380	784
Metal produced and sold
Gold (ozs.)	3,557	2,724	1,357	960	859	878	1,422
Silver (ozs.)	216,535	234,560	181,434	184,804	230,320	150,365	417,710
Copper (tonnes)	264	197	98	82	50	43	67
Lead (tonnes)	667	491	467	548	277	272	212
Zinc (tonnes)	1,682	1,771	1,473	1,360	617	1,060	645
Average metal prices realized
Gold ($ per oz.)	$ 2,094	$ 2,465	$ 2,561	$ 2,706	$ 2,956	$ 3,350	$ 3,546
Silver ($ per oz.)	$ 23.29	$ 30.49	$ 30.61	$ 31.11	$ 32.54	$ 34.35	$ 41.39
Copper ($ per tonne)	$ 8,546	$ 10,428	$ 8,832	$ 8,969	$ 9,656	$ 9,619	$ 9,690
Lead ($ per tonne)	$ 1,977	$ 2,235	$ 2,065	$ 1,897	$ 1,950	$ 1,887	$ 1,937
Zinc ($ per tonne)	$ 2,483	$ 2,871	$ 2,854	$ 3,062	$ 2,710	$ 2,607	$ 2,841
Gold equivalent ounces sold
Gold Ounces	3,557	2,724	1,357	960	859	878	1,422
Gold Equivalent Ounces from Silver	2,408	2,901	2,169	2,125	2,535	1,542	4,876
Total AuEq oz	5,965	5,625	3,526	3,085	3,394	2,420	6,298

Gold Resource Corporation

Liquidity and Capital Resources

As of September 30, 2025, working capital was $12.8 million, consisting of current assets of $31.2 million and current liabilities of $18.4 million. This represents a $10.7 million, or a 510%, increase from the working capital balance of $2.1 million as of December 31, 2024. The main factors influencing the increase in the Company’s working capital is the increase in the cash and cash equivalents balance by $8.2 million, an increase in accounts receivable by $10.8 million, offset by a $4.5 million decrease in prepaid expenses and other current assets and a $3.9 million increase in current liabilities due to higher accounts payable. The increase in cash and cash equivalents is due to the $22.1 million cash inflows from financing activities—which includes $2.5 million raised through a registered direct offering in January 2025, $8.6 million net proceeds for sales of common shares through the ATM Program, $6.1 million net proceeds for the 18-month loan the Company closed in June, and in September, $5.0 million net proceeds from a second registered direct offering for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share, after the Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement—offset by the cash used in investing activities of $11.3 million and the $2.5 million cash outflows from operating activities, as reported in the Condensed Consolidated Interim Statements of Cash Flows. The Company’s working capital balance fluctuates as it uses cash to fund its operations, financing, and investing activities, including exploration, mine development, and income taxes.

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

Of the $9.8 million cash and cash equivalents balance as of September 30, 2025, approximately $1.3 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts, with the remainder in foreign currencies readily convertible to U.S. dollars. DDGM’s primary source of liquidity is the sale of concentrates. DDGM has historically been self-sustaining and has been a source of cash for U.S. operations and projects. However, as a result of recent challenges encountered in mining and processing at DDGM, the Company is not currently generating positive cash flow from the Company’s mining operations.

Net cash used in operating activities for the three months ended September 30, 2025, was $2.5 million, compared to the $2.0 million net cash used by operating activities for the same period in 2024. The 25% increase in net cash used in operating activities is mainly attributable to the lower production and lower net sales in 2025.

Net cash used in investing activities was $11.3 million and $5.2 million, respectively, for the nine months ended September 30, 2025 and 2024. The increase in investing activities reflects the Company’s commitment to renewing its aging mining equipment and increasing mine development.

Net cash provided by financing activities for the nine months ended September 30, 2025 was $22.1 million compared to the $2.4 million net cash provided by financing activities for the same period in 2024. The 821% increase in net cash provided by financing activities is mainly attributable to the proceeds from the registered direct offerings and the higher ATM sales in 2025. Please see Note 16—Shareholders’ Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

While current macro risk factors, such as economic uncertainties and supply chain interruptions have not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown at this time.

Gold Resource Corporation

Tonnes produced from the mining operations at DDGM year-to-date 2025 remain lower than in the previous year, and except for silver, grades were lower as well. The Company continued to encounter significant issues with equipment availability part way into the third quarter due to the age and condition of some of the critical mining equipment in use at the mine. Due to the challenges with equipment availability, the Company was not able to maintain its projected timeline for mine development to access new production headings. In addition, the mill continued to experience mechanical issues that resulted in lower throughput, and when combined with the lower tonnes mined, resulted in a production shortfall. To minimize the mechanical issues and return the mine to a cash positive position, the Company engaged a third-party contract miner during the third quarter of 2025 and started to upgrade its mining fleet. As a result, by the end of the third quarter, the Company was able to increase production from a number of production headings.

The Company believes that the mine has the potential to generate positive cash flow based on the information to date from the new Three Sisters area, as well as other zones that have been discovered near existing headings. The Company is in the process of developing access and drill-defining these new areas. With the improvements mentioned above, the Company is expecting the remaining months of 2025 to result in positive operating income.

In 2025, the Company has been focused on improving its cash position through the issuance of debt and equity. The Company raised $2.5 million through a registered direct offering in January 2025. In September 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement. In February 2025, the Company sold its interest in Green Light Metals for $0.9 million in proceeds. On May 7, 2025, the Company received a tax refund of 79.6 million pesos (approximately $4.0 million) related DDGM taxes paid in 2023. During the nine months ended September 30, 2025, the Company raised approximately $8.6 million through its ATM Program, after deducting the agent’s commissions and other expenses.

Although the Company has significantly improved its financial position year to date, the lower production and grades from the mine through the third quarter of 2025 raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the year-to-date net losses of $24.5 million and the cash used in operations of $2.5 million. Although the Company believes that there is adequate financing in place to cover the planned underground development and equipment improvements, there can be no assurances that the Company will achieve short-term production targets and therefore may continue with liquidity concerns.

Accounting Developments

For a discussion of recently adopted and recently issued accounting pronouncements, please see Note 3—New Accounting Pronouncements in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and contingencies. These estimates and assumptions are inherently uncertain and involve judgments that may impact the Company’s financial position and results of operations. Management regularly evaluates these estimates based on historical experience, current conditions, and other relevant factors. Areas involving significant estimates that are considered critical to the Company’s financial condition and results of operations are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report.

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

Gold Resource Corporation

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

Gold Resource Corporation

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of September 30, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were not effective as of September 30, 2025 as a result of a material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation efforts disclosed above, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended September 30, 2025.

Gold Resource Corporation

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

ITEM 5: Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

3.2.3

Amendment dated August 6, 2024 to the Amended and Restated Bylaws of the Company dated August 9, 2010 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024).

10.1	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2025).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chet Holyoak.
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere and Chet Holyoak.
101

The following items from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are furnished herewith, formatted in inline XBRL: (A) the following financial statements: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements; and (B) Rule 10b5-1 Trading Arrangements.

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

GOLD RESOURCE CORPORATION

Dated: November 4, 2025		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: November 4, 2025		/s/ Chet Holyoak
	By:	Chet Holyoak,
Chief Financial Officer

Gold Resource Corporation