Form 10-K
period 2025-12-31
GOLD RESOURCE CORP
filed 2026-03-18
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock of Gold Resource Corporation held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $83,177,835 based on the closing price of the common stock of $0.61 as reported on the NYSE American.

As of March 16, 2026, there were 161,858,849 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Definitive Proxy Statement to be filed pursuant to Regulation 14A for the registrant’s 2026 annual meeting of shareholders will be filed no later than 120 days after the close of Registrant’s fiscal year ended December 31, 2025, and are incorporated by reference into Part III of this Form 10-K.

Gold Resource Corporation

2025 SUMMARY

Milestones for the full-year ended December 31, 2025 are included below and discussed further under Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Don David Gold Mine:

●	Production substantially improved, as the Company began receiving newly acquired equipment at the end of the third quarter. The additional equipment, combined with the strategic use of third-party contractors, enabled an increase in available production headings and a subsequent improvement in production.
●	DDGM produced and sold a total of 23,125 gold equivalent ounces, comprising of 4,944 gold ounces and 1,461,898 silver ounces, sold at an average price per ounce of $3,657 and $45.48, respectively. DDGM total cash costs after co-product credits per gold equivalent (“AuEq”)[1] ounce sold and DDGM all-in sustaining cost per AuEq ounce sold for the year were $2,205 and $2,807, respectively. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below for a reconciliation of non-GAAP measures to applicable GAAP measures.
●	DDGM received the Mexican Empresa Socialmente Responsable (“ESR”) award in 2025 for the eleventh consecutive year.
●	During 2025, the Company’s exploration program focused on underground grade-control and infill drilling in support of near-term production, primarily in the Three Sisters and Arista vein systems. At Three Sisters, drilling targeted the Sandy and Sadie vein sets to refine and validate the geologic model for production planning. Additional definition drilling was completed on multiple veins within the Arista system, including Splay 31, Candelaria, Marena, Santa Helena, Viridiana, and Marena North, as well as the Soledad South vein in the Switchback vein system. Exploration-related underground development advanced throughout the year, positioning the Company to continue expansion drilling in early 2026. In addition, limited surface infill drilling also commenced at the Alta Gracia mine in the fourth quarter, focusing on the Mirador vein system.

Corporate and Financial:

●	The Company closed the year with a $25.0 million cash and cash equivalents balance at December 31, 2025. The increase of $23.4 million from December 31, 2024 is the result of the Company’s focus on improving its cash position, mostly through the issuance of debt and equity in 2025, as well as improved production and higher metal prices.
o	The Company raised $2.5 million through a registered direct offering in January 2025. In September 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025, as a non-cash equity settlement.
o	The Company raised $8.6 million through its At-The-Market Offering Program (the “ATM Program”), after deducting the agent’s commissions and other expenses.
o	In February 2025, the Company sold its interest in Green Light Metals for $0.9 million in proceeds.
o	On May 7, 2025, the Company received a tax refund of 79.6 million pesos (approximately $4.0 million) related to DDGM taxes paid in 2023.
●	Working capital at December 31, 2025, was $32.0 million, a 1,424% increase from the December 31, 2024 working capital of $2.1 million. The increase is primarily driven by the increase in cash and cash equivalents.

1 Gold equivalent is determined by taking gold ounces produced and sold, plus silver ounces produced and sold, converted to gold equivalent ounces using the gold to silver average realized price ratio for the period.

Gold Resource Corporation

Liquidity Update

The Company has significantly improved its financial position in 2025. Although tonnes produced from the mining operations at DDGM in full year 2025 remained lower than in the previous year, production substantially improved in the fourth quarter of 2025. Due to the age and condition of some of the critical mining equipment used at the mine, the Company started to encounter significant issues with equipment availability in 2024. To overcome this issue, the Company engaged a third-party contract miner during the third quarter of 2025 and also started to upgrade its mining fleet. As a result, by the end of the third quarter, the Company was able to increase production from a number of production headings.

The Company believes that the mine has the potential to generate positive cash flow based on the information to date from the new Three Sisters area, as well as other zones that have been discovered near existing headings. The Company started developing access to and drill-defining these new areas. With the improvements mentioned above, the Company had an improved operating income in the fourth quarter of 2025 and expects 2026 to result in positive operating income.

In 2025, the Company focused on improving its cash position, mostly through the issuance of debt and equity. The Company raised $2.5 million through a registered direct offering in January 2025. In February 2025, the Company sold its interest in Green Light Metals for $0.9 million in proceeds. On May 7, 2025, the Company received a tax refund of 79.6 million pesos (approximately $4.0 million) related to DDGM taxes paid in 2023. In September 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement. During 2025, the Company raised approximately $8.6 million through its ATM Program, after deducting the agent’s commissions and other expenses.

Gold Resource Corporation

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company uses the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe,” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	The Company’s ability to satisfy its financial and contractual obligations and other potential cash requirements over the next twelve months;
●	The Company’s anticipated near-term capital requirements and potential sources of capital;
●	Expectations regarding 2026 general and administrative costs;
●	The Company’s expectations regarding whether dividends will be paid in the future;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	The Company’s strategy for significant future investment in Oaxaca, Mexico, and in Michigan, USA, for development and exploration activities;
●	Expectations regarding capital investment, exploration spending, and general and administrative costs, including the Company’s near-term estimates for the cost of additional mining equipment, mill upgrades, and working capital;
●	The Company’s expectations regarding future grades and recoveries from mining at DDGM; and its expectations regarding its ability to generate positive cash flow from future production at DDGM;
●	Future exploration plans at DDGM, including vein systems targeted for future exploration activity;
●	Estimates of Mineral Resources and Mineral Reserves;
●	The sufficiency of the Company’s water rights;
●	The Company’s expectation for the outcome of the 2015 DDGM tax audit;
●	Expectations regarding 2026 DDGM and Back Forty capital investments;
●	The expected timetable for and completion of the potential Transaction (as defined in Item 1. Business—Recent Developments); and
●	The expected timing and success of the Back Forty Project with respect to additional feasibility study work, engineering, permitting, and project financing.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on the Company’s current beliefs, expectations, and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Risks associated with the Company’s ability to complete the proposed Transaction on the terms anticipated or at all;
●	Whether the Company is able to raise the necessary capital required to continue its business on terms acceptable to it or at all;
●	The possibility of unforeseen production or processing challenges at DDGM, such as mechanical breakdowns, staffing shortages, weather events, unexpected decreases in grade, lower than anticipated production at existing mining faces, or inability or delays in the access and development of new mining faces;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;

Gold Resource Corporation

●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, fuel price, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in the Company’s operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as excessively wet weather, floods, earthquakes, and any other natural disasters;
●	Changes in investor perception of the Company and/or the mining industry;
●	The inherent uncertainty of Mineral Resources and Mineral Reserves estimates;
●	The Company’s internal controls over financial reporting; and
●	Such other factors are discussed below under Item 1A. Risk Factors.

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

The Company was organized under the laws of Colorado, USA on August 24, 1998. Since 2010, the Company has produced gold and silver doré and copper, lead, and zinc concentrates in Oaxaca, Mexico at its subsidiary, Don David Gold Mexico S.A. de C.V. (“Don David Gold Mine” or “DDGM”). The Don David Gold Mine holds six properties located in what is known as the San Jose structural corridor. The Company’s properties span 55 continuous kilometers of this structural corridor, which include three historic mining districts in Oaxaca.

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

Gold Resource Corporation

Mexico Production Stage Properties:

The primary production stage properties at DDGM commenced operations in 2010. Current operations include the Arista underground mine and the DDGM processing facility, which produces metal concentrates from ore mined at the Arista Mine. The Arista Mine was expanded in 2016 with the development of the Switchback vein system and again in 2025 with the development and initial production of the Three Sisters vein system. The Arista Mine portal is located approximately two kilometers from the processing facility. Additionally, underground mining was conducted from 2017 to 2019 at the Alta Gracia Mine, where limited surface drilling recommenced in the fourth quarter of 2025. Alta Gracia is approximately 32 kilometers from the DDGM processing facilities.

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

Processing Plant at Night

Gold Resource Corporation

Back Forty Project:

There is a long history of exploration at the Back Forty Project. After the acquisition of Aquila and the Back Forty Project by the Company in 2021, optimization work was initiated to address the mine’s footprint, potential for an underground mine, wetland mitigation, and other key construction and design decisions. This optimization work related to a change in mine design, tailings relocation, and metallurgy. The economic model was completed, and the Company released the Back Forty Project Technical Report Summary on October 26, 2023. Results of the work indicate a more robust economic project with no planned impacts to wetlands that are more protective of the environment, which should facilitate a successful mine permitting process expected to start in 2026. With much higher metal prices since the Back Forty Project Technical Report Summary was completed, the Board actively evaluates the options that could lead to the successful development of the project. Please see Item 2. Properties for additional information.

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

Gold Resource Corporation

2025 Development Highlights

For the year ended December 31, 2025, the Company reported a net loss of $6.5 million. Despite the net loss reported for the year, the Company’s operating mine is showing improvements and a turnaround in performance that is mainly attributable to higher metal prices and improved production as a result of acquired new equipment, as well as the use of a third-party mining contractor, allowing the development of higher-grade areas of the deposit. Financial results for 2025 include revenue of $99.8 million and mine gross profit of $26.8 million. The Company’s production results for the year totaled 5,300 gold ounces, 1,594,300 silver ounces, 264 copper tonnes, 1,192 lead tonnes, and 3,613 zinc tonnes.

For the eleventh consecutive year, DDGM received the prestigious ESR award from the Mexican Center for Philanthropy (“CEMEFI”). Awards are given to organizations that demonstrate a commitment to supporting social and environmental protection programs within their local communities.

The Company’s exploration activities focused on underground drilling within the Arista, Switchback, and Three Sisters vein systems of the Arista mine, along with limited surface drilling at the Alta Gracia deposit beginning in the fourth quarter. During the year, the Company completed a total of 111 diamond drill holes totaling 14,539 meters, consisting of 33 infill holes totaling 5,982 meters, and 78 grade-control holes totaling 8,557 meters. Of the infill drilling, six holes totaling 1,121 meters were completed from surface at Alta Gracia. The Company also completed more than 485 meters of underground drift development in 2025 to support ongoing infill and grade-control drilling and to facilitate planned expansion drilling in 2026.

Exploration efforts were primarily dedicated to underground drilling on multiple high-grade, polymetallic epithermal veins within the Three Sisters vein system, particularly the Sandy and Sadie vein sets, and within the Arista vein system, including the down-dip and northern extension of the Viridiana and Marena veins, as well as the northern extensions of the Splay 31 and Marena North veins. The 2025 drilling program was designed to support Mineral Reserve definition and to define additional Mineral Resources. The Three Sisters vein system lies between and north of the Arista and Switchback systems and is located near existing mine infrastructure. Following focused infill and grade-control drilling during the year, a total of 24 distinct veins and vein segments, including the Gloria vein, have now been delineated. Both the Three Sisters and northern Arista vein systems remain the primary targets for infill and expansion drilling in 2026. Updated 2025 resource models for all three vein systems incorporated tighter geologic and economic constraints, resulting in more selective and geologically constrained estimates. In particular, drilling within the Three Sisters and Arista systems resulted in an upgrade of a portion of the previously reported Inferred Mineral Resources to Measured and Indicated categories; increasing confidence in those areas. All vein systems remain open for further expansion drilling both up- and down-dip, as well as along strike to the northwest.

Surface exploration during 2025 included the initiation of a limited surface infill drilling program at Alta Gracia in mid-November. By year-end, six infill holes totaling 1,121 meters had been completed, targeting the upgrade of previously defined Inferred Mineral Resources in the upper southwestern portion of the Mirador vein. The Company also continued evaluating and prioritizing advanced-stage exploration targets within the approximately 551 square kilometer land package controlled by DDGM surrounding the Arista Mine. These activities included the reprocessing and integration of historical geologic information, including mapping, sampling, geophysical surveys, and drill data, from several projects, including Rey, Alta Gracia, Margaritas, El Fuego, Chamizo, and Jabali. Prospective areas proximal to the Arista Mine were also re-evaluated for near-term exploration potential with the objective of defining additional near-mine drill targets. These ongoing efforts support the Company’s long-term exploration strategy and continued operational presence in Oaxaca, Mexico.

Gold Resource Corporation

In connection with the Back Forty Project, the Company continues to monitor the U.S. Army Corps of Engineers’ (“USACE”) review of a petition by the Menominee Indian Tribe of Wisconsin (“MITW”) requesting that the Menominee River be designated as navigable under Section 10 of the Rivers and Harbor Act. The USACE has previously concluded, based on prior studies, that the relevant reach of the Menominee River in the project area does not meet the federal definition of navigability. The MITW has requested that the Environmental Protection Agency and the USACE evaluate whether federal agencies, rather than the State of Michigan, should exercise regulatory authority over certain activities potentially requiring federal permits. Based on the current project design and permitting framework, the Company does not presently anticipate the need for additional federal permits related to navigability of the river corridor, however any change in jurisdictional determinations could affect future permitting requirements. In response to the MITW petition, the USACE is updating its navigability study for the Menominee River, which was expected to be completed in 2023, but it’s still under final administrative review.

Recent Developments

On January 26, 2026, the Company announced that it has entered into a definitive arrangement agreement and plan of merger (the “Arrangement Agreement”) with Goldgroup Mining Inc. (“Goldgroup”), whereby Goldgroup has agreed to acquire all of the issued and outstanding shares of the Company’s common stock (the “Transaction”).

Pursuant to the Arrangement Agreement, the Company’s stockholders will receive 1.4476 common shares of Goldgroup for each share of the Company’s common stock (adjusted to 0.3619 common shares of Goldgroup for each share of the Company’s common stock as a result of a four-for-one share consolidation to be completed by Goldgroup prior to closing). The proposed Transaction will occur by way of a reverse triangular merger in which the Company will merge with a wholly owned subsidiary of Goldgroup under Colorado law and a plan of arrangement under the Business Corporations Act (British Columbia), with the Company surviving as a wholly owned subsidiary of Goldgroup. Upon completion of the Transaction, the Company’s stockholders are expected to own approximately 40% of the combined company on a fully diluted in-the-money basis.

The Transaction was unanimously approved by the boards of directors of the Company and Goldgroup. The Transaction is expected to close in the second quarter of 2026, subject to customary closing conditions (including approval by the stockholders of each of the Company and Goldgroup and approval by the Mexican National Antitrust Commission). Upon closing, the board of directors of Goldgroup will be comprised of three directors selected by Goldgroup and two directors selected by the Company. The parties anticipate that the executive management team of the Company will become the officers of the combined company.

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

Gold Resource Corporation

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

For operations at the Don David Gold Mine, the Company has secured and continues to maintain various regulatory permits from federal, state, and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality, water issues, hazardous materials and waste management, and the plans and obligations for reclamation of the properties at the conclusion of operations. These laws and regulations are continually changing and are generally becoming more restrictive.

The Company’s production stage mines in Mexico have reclamation plans in place that it believes meet all applicable legal and regulatory requirements. As of December 31, 2025, $10.2 million has been accrued on the Company’s Consolidated Balance Sheets for reclamation costs relating to its production and exploration stage properties in Mexico. In addition, the Company accrued $0.1 million for drill-hole plugging on the Company’s Consolidated Balance Sheets for reclamation costs relating to its exploration stage property in Michigan.

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

Customers

During the year ended December 31, 2025, two customers accounted for 99% of the Company’s revenue from DDGM. In the event that the Company’s relationship with any of its customers is interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its products in a timely manner on substantially similar terms. However, any interruption could temporarily disrupt the sale of the Company’s principal products and materially adversely affect its operating results. The Company periodically reviews its options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

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

Gold Resource Corporation

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

DDGM Employee Housing

As of December 31, 2025, the Company had 485 employees at DDGM. There were 12 full-time corporate employees, two of whom serve as executive officers, and three full-time employees in Michigan who are fully dedicated to progressing the Back Forty Project.

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

Gold Resource Corporation

(iv) expectations for inflation; (v) political and economic conditions; (vi) supply of, and demand for, consumables required for extraction and processing of metals, and (vii) general economic conditions worldwide. Over the last five years (as reported on the London Bullion Market Association using the London PM Fix for gold and silver), gold prices have fluctuated from a low of $1,629 per ounce to a high of $4,449 per ounce, and silver prices have fluctuated from a low of $17.77 per ounce to a high of $74.84 per ounce. On December 31, 2025, the London PM Fix gold price was $4,368 per ounce, and the London PM silver price was $71.99 per ounce.

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

The Company’s only production-stage property that produces revenue is DDGM in Mexico, and it may not generate sufficient cash flow to cover the Company’s operating, development, exploration, general and administrative, and other costs due to certain risk factors. Unexpected interruptions in the mining business may cause the Company to incur losses, or the revenue that is generated from extraction may not be sufficient to fund continuing operations, including exploration and mine development costs. The Company’s failure to generate future profits may materially adversely affect the price of its common stock, and stockholders may lose all or part of their investment. Metal prices and foreign currency rates have a significant impact on the Company’s profit margin, and there is no assurance that the Company will be profitable in the future. Please see Item 1A. Risk Factors—Financial Risks—The Company’s results of operations, cash flows, and the value of its properties are highly dependent on the market prices of gold, silver, and certain base metals and these prices can be volatile.

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

The Company cannot provide assurance it will be able to obtain financing to fund its general and administrative costs and other working capital needs to fund continuing business activities in the future on favorable terms, or at all. Failure to obtain funds could result in delay or indefinite postponement of further mining operations, exploration, and construction, as well as the possible partial or total loss of the Company’s interest in its properties.

Gold Resource Corporation

The Company’s ability to recognize the benefits of deferred tax assets is dependent on future cash flows and taxable income.

The Company recognizes deferred tax assets when the tax benefit is more likely than not to be realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, the Company’s ability to realize the deferred tax assets could be impacted, if applicable. Additionally, future changes in tax laws could limit the Company’s ability to realize the future tax benefits represented by its deferred tax assets.

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

The Company’s subsidiary, Aquila Resource Inc., may be required to repay a significant amount if it defaults under certain gold and silver stream agreements.

In connection with the Aquila acquisition, the Company acquired Aquila Resource Inc. which had substantial liabilities related to the Gold and Silver Stream Agreements with Osisko (now called OR Royalties Inc.) (the “Osisko Stream Agreements”). Under the Osisko Stream Agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The Osisko Stream Agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary, Aquila Resource Inc., defaults under the Osisko Stream Agreements, including by failing to acquire the required permits and achieve commercial production by the agreed upon dates, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If the subsidiary fails to do so, Osisko may elect to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Resource Corporation

The Company’s revenues are concentrated among a select few customers. Any interruption in the Company’s relationship with such customers could materially affect the Company’s operating results.

During the year ended December 31, 2025, two customers accounted for 99% of the Company’s revenue from DDGM. In the event that the Company’s relationship with any of its customers is interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its products in a timely manner on substantially similar terms. However, any interruption could temporarily disrupt the sale of the Company’s principal products and materially adversely affect its operating results.

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

Gold Resource Corporation

Increasing operating and capital costs may materially adversely impact the Company’s results of operations.

Costs at the Company’s mining properties are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing-related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete, and mining and processing related equipment and facilities. Commodity costs are often subject to volatile price movements, including increases that could make mineral extraction less profitable. Further, changes in laws and regulations can affect commodity prices, uses, and transport. Reported costs may also be affected by changes in accounting standards. Increases in costs materially adversely impacted the Company’s results of operations and operating cash flow in the past and may continue to do so in the future.

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

In the mining industry, competition for desirable properties, investment capital, and human capital is intense. Numerous companies headquartered in the United States, Canada, and worldwide compete for properties and human capital on a global basis. The Company is a small participant in the mining industry due to its limited financial and human capital resources. The Company presently operates with a limited number of people, and it anticipates operating in the same manner going forward. The Company competes with other companies in its industry to hire qualified employees and consultants when needed to operate its mines successfully and to advance its exploration properties. The Company may be unable to attract the necessary human capital to fully explore, and if warranted, develop its properties and be unable to acquire other desirable properties. The Company believes that competition for acquiring mineral properties, as well as the competition to attract and retain qualified human capital, will continue to be intense in the future.

Estimates of Proven and Probable Mineral Reserves and Measured and Indicated Mineral Resources include some uncertainty, such that the volume and grade of ore actually recovered may vary from the Company’s estimates.

The Proven and Probable Mineral Reserves stated in this report represent the amount of gold, silver, copper, lead, and zinc that the Company estimated at December 31, 2025 that could be economically and legally extracted or produced at the time of the reserve determination. Estimates of Proven and Probable Mineral Reserves and Measured and Indicated Mineral Resources are subject to considerable uncertainty. Such estimates are largely based on the prices of gold, silver, copper, lead, and zinc, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If the Company determines that certain estimated Mineral Reserves or Mineral Resources have become uneconomic, it may be forced to reduce its estimates. Actual production from Proven and Probable Mineral Reserves may be significantly less than the Company expects. There can be no assurance that estimates of Mineral Resources will be upgraded to Mineral Reserves or may ultimately be extracted.

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

Gold Resource Corporation

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

Water is critical to the Company’s business, and the increasing pressure on water resources requires the Company to consider both current and future conditions in its management approach. Across the globe, water is a shared and regulated resource. Mining operations require significant quantities of water for mining, ore processing, and related support facilities. Many of the Company’s properties in Mexico are in areas where water is scarce, and competition among users for continuing access to water is significant. Continuous production and mine development depend on the Company’s ability to acquire and maintain water rights and defeat claims adverse to current water use in legal proceedings. Although the Company believes that its operations currently have sufficient water rights and claims to cover operating demands, it cannot predict the potential outcome of future legal proceedings relating to water rights, claims, and uses. Water shortages may also result from weather or environmental and climate impacts beyond the Company’s control. Shortages in water supply could result in production and processing interruptions. In addition, the scarcity of water in certain regions could result in increased costs to obtain sufficient quantities of water to conduct the Company’s operations. The loss of some or all water rights, in whole or in part, ongoing shortages of water to which the Company has rights, or significantly higher costs to obtain sufficient quantities of water (or the failure to procure sufficient quantities of water) could result in the Company’s inability to maintain mineral extraction at current or expected levels, require the Company to curtail or shut down mining operations, and prevent it from pursuing expansion or any development opportunities. Laws and regulations may be introduced in some jurisdictions where the Company operates, which could also limit access to sufficient water resources, thus materially adversely affecting its operations.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. The Company’s operations are, and any future mining operations or construction that may be conducted will be, subject to all of the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Fluctuation in production costs that make mining uneconomic;
●	Fluctuation in commodity prices;
●	Social, community, or labor force disputes resulting in work stoppages or delays, or related loss of social acceptance of community support;
●	Changes to legal and regulatory requirements;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards, noxious fumes, and gases;
●	Ground and water conditions;

Gold Resource Corporation

●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Security incidents;
●	Failure of unproven or evolving technologies or loss of information integrity or data;
●	Metallurgical and other processing problems;
●	Mechanical and equipment performance problems;
●	Failure of pit walls, dams, declines, drifts, and shafts;
●	Unusual or unexpected rock formations;
●	Personal injury;
●	Pandemics, tariffs, and wars that could affect input costs and revenues;
●	Fire, flooding, cave-ins, seismic activity, landslides, or other inclement weather conditions, including those impacting operations or the ability to access and supply sites; and
●	Decrease in the value of mineralized material due to lower gold, silver, and metal prices.

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

Gold Resource Corporation

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

Gold Resource Corporation

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

Regulatory and Geopolitical Risks

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

The risks with respect to operating in Mexico or other developing countries include, but are not limited to, nationalization of properties, military repression, extreme fluctuations in currency exchange rates, increased security risks, labor instability or militancy, mineral title irregularities, and high rates of inflation. Furthermore, the Company’s operations in Mexico may be subject to increased political and security risks stemming from civic unrest. Incidents of high-profile civic unrest—including cartel-related violence, extortion, and threats to personnel and infrastructure—could disrupt operations, increase security-related expenditures, and pose risks to the safety of employees and contractors.

Changes in mining or investment policies or shifts in political attitudes in Mexico may also materially adversely affect the Company’s business. The Company may be affected in varying degrees by government regulation concerning restrictions on production, price controls, export controls, income taxes, expropriation of property, maintenance of claims, environmental legislation, land use, land claims of local people, opposition from non-governmental organizations, labor legislation, water use, and mine safety. The effect of these factors cannot be accurately predicted and may adversely impact the Company’s operations.

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

Gold Resource Corporation

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

The Company’s continuing reclamation obligations at its operations could require significant additional expenditure.

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

The Company’s ability to develop its Mexican properties is subject to the rights of the Ejido (agrarian cooperatives), and violations of such rights could result in the Company’s loss of title in the subject properties, which would have a materially adverse effect on the Company’s business and financials.

Mining concessions in Mexico give exclusive exploration and exploitation rights to the minerals located in the concessions but do not include surface rights to the real property, which requires that the Company negotiates the necessary agreements with surface landowners. Many of the mining properties are subject to the Mexican Ejido system, which are groups of local inhabitants who were granted rights to conduct agricultural activities on the property, for access and surface disturbances, requiring the Company to contract with the local communities surrounding the properties in order to obtain surface rights to land needed in connection with mining exploration activities. The Company’s ability to mine minerals is subject to maintaining satisfactory arrangements and relationships with the Ejido.

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

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government alleging failure to conduct a prior consultation before granting mining concessions and seeking cancellation of several concessions, including certain concessions granted to DDGM. A federal suspension was issued in February 2020 prohibiting certain mining activities on the named concessions. DDGM’s operations are conducted

Gold Resource Corporation

on a concession that was not part of the original lawsuit, and DDGM does not presently perform such works in the concessions in lands of the indigenous community named in the injunction. The lawsuit is filed with the First District Courthouse in the state of Oaxaca and the case remains pending. If the lawsuit is successful, affected concessions, including the concession where DDGM currently operates, could be cancelled, and the Company would need to complete a consultation process and reapply for the concessions, which would have a materially adverse effect on its operations and financial condition. Please see Item 1A. Risk Factors—Regulatory Risks—Title to mineral properties can be uncertain and disputes regarding the title to the Company’s Mexican properties require the Company to litigate such disputes in Mexico, where it faces unfamiliar laws and procedures.

Title to mineral properties can be uncertain and disputes regarding the title to the Company’s Mexican properties require the Company to litigate such disputes in Mexico, where it faces unfamiliar laws and procedures.

The Company’s ability to explore and operate its properties depends on the validity of its title to that property. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. There may be valid challenges to the title to the Company’s properties which, if successful, could impair development and/or operations. The resolution of disputes in foreign countries can be costly and time consuming. In a foreign country, the Company faces the additional burden of understanding unfamiliar laws and procedures. Not like in the U.S., the Company may not be entitled to a jury trial. Further, to litigate in Mexico, the Company is faced with the necessity of hiring lawyers and other professionals who are familiar with the Mexican laws. For these reasons, the Company may incur additional unforeseen costs to resolve its disputes in Mexico.

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

The Company’s concessions in Mexico are subject to continuing government regulation, and failure to adhere to such regulations will result in the termination of such concessions. A title defect could result in losing all or a portion of the Company’s right, title, and interest in and to the properties to which the title defect relates. Furthermore, failure to comply with applicable laws and regulations relating to mineral right applications and tenure could result in loss, reduction or expropriation of entitlements, or the imposition of additional local or foreign parties as joint venture partners. Any such loss, reduction, or imposition of partners could have a material adverse effect on the Company’s financial condition, results of operations, and prospects.

A significant amount of the Company’s mining properties are subject to exchange control policies, the effects of inflation, and currency fluctuations between the U.S. dollar and the Mexican peso.

 The Company’s revenue and external funding are primarily denominated in U.S. dollars. However, certain mining, processing, maintenance, and exploration costs are denominated in Mexican pesos. These costs principally include electricity, labor, water, maintenance, local contractors, and fuel. The appreciation of the peso against the U.S. dollar increases expenses and the cost of purchasing capital assets in U.S. dollar terms in Mexico, which can adversely impact the Company’s operating results and cash flows. Conversely, the depreciation of the Mexican peso decreases operating costs and capital asset purchases in U.S. dollar terms. When inflation in Mexico increases without a corresponding devaluation of the Mexican peso, the Company’s financial position, results of operations, and cash flows could be materially adversely affected. The annual average inflation rate in Mexico was approximately 3.82% in 2025 and 4.72% in 2024. Current and future inflationary effects may be driven by, among other things, supply chain disruptions, governmental stimulus or fiscal policies, and geopolitical instability. For additional information, please see Item 1A. Risk Factors—General Risks— Global and regional political and economic conditions could adversely impact the Company’s business. Continuing increases in inflation could increase the costs of labor and other costs related to the business, which could have an adverse impact on the Company’s business, financial position, results of operations, and cash flows.

Gold Resource Corporation

At the same time, the peso has been subject to fluctuation, which may not have been proportionate to the inflation rate and may not be proportional to the inflation rate in the future. The value of the peso increased by 12.8% in 2025 and decreased by 16.7% in 2024. In addition, fluctuations in currency exchange rates may have a significant impact on the Company’s financial results. There can be no assurance that the Mexican government will maintain its current policies with regard to the peso or that the peso’s value will not fluctuate significantly in the future. The Company cannot assure you that currency fluctuations, inflation, and exchange control policies will not have an adverse impact on its financial condition, results of operations, earnings, and cash flows.

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

In 2010, the Company began paying cash dividends to the holders of its common stock, but in February 2023, in order to conserve cash for future development and exploration, the Company announced the suspension of quarterly dividends. The Company’s ability to pay dividends in the future will depend on a number of factors, including free cash flow, expected operational performance, mine construction requirements and strategies, other acquisition and/or construction projects, spot metal prices, taxation, government-imposed royalties, and general market conditions. Further, a portion of the Company’s cash flow is expected to be retained to finance operations, explorations, and development of mineral properties. There is no assurance that the Board will elect to re-institute a dividend payment in the near-term or at all.

Issuances of the Company’s stock in the future could dilute existing shareholders and materially adversely affect the market price of its common stock.

The Company has the authority to issue up to 200,000,000 shares of common stock, 5,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of its common stock, in some cases without shareholder approval. As of March 16, 2026, there were 161,858,849 shares of common stock outstanding. Future issuances of the Company’s securities could be at prices substantially below the price paid for its common stock by current shareholders. The Company can issue significant blocks of its common stock without further shareholder approval. Because the

Gold Resource Corporation

Company has issued less common stock than many of its larger peers, the issuance of a significant amount of common stock may have a disproportionately large impact on share price compared to larger companies.

General Risks

The failure to complete our announced Transaction with Goldgroup could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price.

On January 26, 2026, the Company announced that it entered into the Arrangement Agreement with Goldgroup, whereby Goldgroup has agreed to acquire all of the issued and outstanding shares of the Company’s common stock. The proposed Transaction will occur by way of a reverse triangular merger in which the Company will merge with a wholly owned subsidiary of Goldgroup under Colorado law and a plan of arrangement under the Business Corporations Act (British Columbia), with the Company surviving as a wholly owned subsidiary of Goldgroup. The Transaction is expected to close in the second quarter of 2026, subject to customary closing conditions (including approval by the stockholders of each of the Company and Goldgroup and approval by the Mexican National Antitrust Commission). There is no assurance that all of the conditions of the Arrangement Agreement will be satisfied, or that the Transaction will be completed on the announced terms, within the expected timeframe or at all. The closing of the Transaction may be delayed, or the Transaction may not be completed, due to a number of factors, including as a result of the failure to obtain regulatory approval or to satisfy any other requisite closing conditions.

If the Transaction does not close, the Company could suffer consequences that may have an adverse effect on its business, financial condition, operating results, cash flows and stock price. To the extent that the market price of the Company’s common stock reflects the assumption that the Transaction will be completed in the second quarter of 2026 or at all, the price of our stock could decline. The Company may experience adverse effects or changes to relationships with customers, employees, suppliers or other parties resulting from the failure to complete the Transaction. Additionally, there may be potential litigation relating to the Merger that could be instituted against the Company.

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

The Company is dependent upon information technology systems in the conduct of its business. Any significant breakdown, invasion, virus, cyberattack, security breach, destruction, or interruption of these systems by employees, others with authorized access to its systems, or unauthorized persons could negatively impact the business. To the extent any invasion, cyberattack, or security breach results in disruption to the business, such as loss or disclosure of, or damage to data or confidential information; business reputation, results of operations, and financial condition could be materially adversely affected. The Company has implemented various measures to manage the risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature, and scope of information technology disruptions, the Company could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of its systems, and networks or financial losses from remedial actions, any of which could have a material adverse effect on cash flows, competitive position, financial condition, or results of operations. The Company’s systems and insurance coverage for protecting against cyber security risks may not be sufficient. Although to date the Company has not experienced any material losses relating to cyberattacks, it may suffer such losses in the future. The Company may be required to expend significant additional resources to continue to modify or enhance protective measures. The Company also may be subject to significant litigation, regulatory investigation, and remediation costs associated with any information security vulnerabilities, cyberattacks, or security breaches.

The Company may also be materially adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly, or not properly integrated into its operations. If the

Gold Resource Corporation

Company is unable to successfully implement system upgrades or modifications, it may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed, or tested. Various measures have been implemented to manage the risks related to the system upgrades and modifications, but system upgrades and modification failures could have a material adverse effect on the business, financial condition, and results of operations and could, if not successfully implemented, adversely impact the effectiveness of internal controls over financial reporting.

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

Governance

One of the key functions of the Board is informed oversight of the risk management process, including risks from cybersecurity threats. The Board is responsible for monitoring and assessing strategic risk exposure, and management is responsible for the day-to-day management of any material risks that may arise. The Board receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding any significant new cybersecurity threats or incidents. The Company does not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect it or its business strategy, results of operations, or financial condition. For more information regarding the expertise of the Board as it relates to cybersecurity, see the section

Gold Resource Corporation

entitled “Governance” in the Company’s definitive proxy statement relating to the 2025 Annual Meeting of Stockholders filed with the SEC on April 25, 2025.

 Management is responsible for the operational oversight of company-wide cybersecurity strategy, policy, and standards across relevant departments to assess and help prepare the Company to address cybersecurity risks. As part of the overall risk management system, the Company monitors and tests safeguards and trains employees on these safeguards. Personnel at all levels and departments are made aware of the cybersecurity policies through training.

Cybersecurity Threats

As of December 31, 2025, the Company has not identified an indication of a cybersecurity incident that would have a material impact on the Company’s business and consolidated financial statements. For further discussion of cybersecurity risks, please refer to Item 1A. Risk Factors.

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

Cut and Fill:

A mining method where ore is removed in horizontal slices, and each mined-out area is backfilled before mining the next level.  The fill provides support and a working platform. This method is highly selective and works well in narrow, steep, or irregular ore bodies. Ore is typically loaded and hauled using load, haul, dump machine (“LHD”) equipment.

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

Long-hole Stoping:

Mining method which uses holes drilled by a production drill to a predetermined pattern by a mining engineer. Long-hole stoping is a highly selective and productive method of mining and can cater for varying ore thicknesses and dips (0 - 90 degree). Blasted rock is designed to fall into a supported drawpoint or be removed with remote control LHD.

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

Overview

The Company classifies its mineral properties into three categories: “Production Stage Properties,” “Development Stage Properties,” and “Exploration Stage Properties.” Production Stage Properties are properties for which the Company operates a producing mine.

At the Don David Gold Mine, the Company currently has 100% interest in six properties, including two Production Stage Properties and four Exploration Stage Properties, located in Oaxaca, Mexico, along the San Jose structural corridor. Because of their proximity and relatively integrated operations, the Company collectively refers to the six properties as the Don David Gold Mine. The two Production Stage Properties are the only two of the six properties that make up the Don David Gold Mine that the Company considers to be independently material at this time. Please see Item 2. Properties —Don David Gold Mine for further discussion of the properties.

The Company also has 100% interest in the Back Forty Project, an advanced Exploration Stage Property, located in Menominee County, Michigan, USA. The Company does not consider the Back Forty Project to be independently material to the Company at this time. Please see Item 2. Properties— Back Forty Project for further discussion of the property.

Mineral Resources

Under Regulation S-K 1300, a “Mineral Resource” is defined as a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A Mineral Resource is estimated based on geological evidence and sampling and considers relevant factors such as cut-off grade, mining method, mining dimensions, metallurgical recovery, location, and continuity, under assumed and justifiable technical and economic conditions. Mineral Resources do not have demonstrated economic viability.

Gold Resource Corporation

The following tables summarize the estimated Mineral Resources at DDGM and at Back Forty:

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources
at December 31, 2025(1)(2)(3)(4)(5)(6)

Description	Tonnes (k/t)	Gold (g/t)	Silver (g/t)	Copper (%)	Lead (%)	Zinc (%)	Cut-off grade	Metallurgical Recovery (%)
Arista							$/Tonne	Au	Ag	Cu	Pb	Zn
Measured Mineral Resources	3	1.40	192.3	0.32	1.04	4.22	150	71.3	85.0	58.9	65.8	76.3
Indicated Mineral Resources	60	1.66	248.6	0.27	1.78	5.41	150	71.3	85.0	58.9	65.8	76.3
Measured + Indicated	63	1.65	245.7	0.28	1.74	5.35	150	71.3	85.0	58.9	65.8	76.3
Inferred Mineral Resources	1,366	0.84	128.0	0.23	1.25	3.69	150	71.3	85.0	58.9	65.8	76.3
Alta Gracia							AuEq (g/t)
Measured Mineral Resources	27	0.81	370.6	-	-	-	2.35	85.0	72.0	-	-	-
Indicated Mineral Resources	141	0.49	270.0	-	-	-	2.35	85.0	72.0	-	-	-
Measured + Indicated	168	0.54	286.1	-	-	-	2.35	85.0	72.0	-	-	-
Inferred Mineral Resources	148	0.62	295.6	-	-	-	2.35	85.0	72.0	-	-	-

Notes on Mineral Resources:

1.	Mineral Resources estimated at December 31, 2025 are based on $3,000/oz for gold, $38.00/oz for silver, $4.54/pound for copper, $0.95/pound for lead and $1.25/pound for zinc. The metal prices used are based on conservative estimates of the average median consensus prices for each of the three years starting in 2026 through 2028 as provided by Bloomberg’s consensus commodity price forecast as at November 21, 2025. The 2028 consensus was used for the remaining life of mine.
2.	The definitions for Mineral Resources in S-K 1300 were followed, which are consistent with definitions outlined by the Canadian Institute of Mining’s Definition Standards for Mineral Resources & Mineral Reserves (“CIM (2014)”) and are exclusive of Mineral Reserves.
3.	The Arista Mine cut-off grade applied to Mineral Resources estimated at December 31, 2025 is $150/tonne NSR.
4.	No appreciable amounts of base metals are present in the Alta Gracia veins identified to date. A breakeven cut-off grade of 2.35 g/t AuEq was used for Mineral Resources using gold and silver only to calculate gold equivalencies.

5.	Mineral Resources that are not Mineral Reserves are materials of economic interest with reasonable prospects for economic extraction.
6.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

For comparison, as at December 31, 2024, DDGM’s estimates of Mineral Resources, exclusive of Mineral Reserves, are provided in the table below.

Don David Gold Mine – Summary of Gold, Silver, and Base Metal Mineral Resources

at December 31, 2024(1)(2)(3)(4)(5)(6)

Description	Tonnes (k/t)	Gold (g/t)	Silver (g/t)	Copper (%)	Lead (%)	Zinc (%)	Cut-off grade	Metallurgical Recovery (%)
Arista							$/Tonne	Au	Ag	Cu	Pb	Zn
Measured Mineral Resources	4	0.54	79.4	0.31	1.35	5.14	120	79.5	91.4	73.9	71.8	83.2
Indicated Mineral Resources	201	1.02	164.5	0.29	0.94	2.54	120	79.5	91.4	73.9	71.8	83.2
Measured + Indicated	205	1.01	163.0	0.29	0.95	2.59	120	79.5	91.4	73.9	71.8	83.2
Inferred Mineral Resources	1,838	1.03	100.3	0.23	1.29	3.62	120	79.5	91.4	73.9	71.8	83.2
Alta Gracia							AuEq (g/t)
Measured Mineral Resources	27	0.81	370.6	-	-	-	2.35	85.0	72.0	-	-	-
Indicated Mineral Resources	141	0.49	270.0	-	-	-	2.35	85.0	72.0	-	-	-
Measured + Indicated	168	0.54	286.1	-	-	-	2.35	85.0	72.0	-	-	-
Inferred Mineral Resources	148	0.62	295.6	-	-	-	2.35	85.0	72.0	-	-	-

Notes on Mineral Resources:

1.	Mineral Resources estimated at December 31, 2024 are based on $2,200/oz for gold, $28.00/oz for silver, $4.52/pound for copper, $1.00/pound for lead and $1.22/pound for zinc. The metal prices used are based on conservative estimates of the average median consensus prices for each of the three years starting in 2025 through 2027 as provided by Bloomberg’s consensus commodity price forecast as at January 7, 2025. The 2027 consensus was used for the remaining life of mine.
2.	The definitions for Mineral Resources in S-K 1300 were followed, which are consistent with definitions outlined by the CIM (2014) and are exclusive of Mineral Reserves.
3.	The Arista Mine cut-off grade applied to Mineral Resources estimated at December 31, 2024 is $120/tonne NSR.
4.	No appreciable amounts of base metals are present in the Alta Gracia veins identified to date. A breakeven cut-off grade of 2.35 g/t AuEq was used for Mineral Resources using gold and silver only to calculate gold equivalencies.

5.	Mineral Resources that are not Mineral Reserves are materials of economic interest with reasonable prospects for economic extraction.
6.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Gold Resource Corporation

During 2025, the Company completed an updated evaluation of its geological interpretations, block models, metallurgical recoveries, and economic assumptions supporting the Mineral Resource estimate at DDGM to enhance the reliability of mine planning and forecasting. Mining methods, ground control, and other parameters were also reviewed. As a result of this review, measured and indicated Mineral Resources decreased from approximately 0.37 million tonnes at December 31, 2024 to approximately 0.23 million tonnes at December 31, 2025. The primary factor for this decrease was the increase in the NSR cutoff grade from $120/tonne to $150/tonne, reflecting updated cost and economic assumptions. In addition, 2025 plant metallurgical recoveries were incorporated in the NSR calculations and more restrictive resource modelling parameters were applied. The total inferred Mineral Resources decreased from approximately 1.99 million tonnes at December 31, 2024 to approximately 1.51 million tonnes at December 31, 2025. The decrease in inferred Mineral Resources primarily reflects the updated geologic interpretation, the higher NSR cut-off grade, and the absence of step-out or expansion drilling during 2025.

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Resources at DDGM can be found in the updated Don David Gold Mine Technical Report Summary, effective as of December 31, 2025, which is incorporated by reference as Exhibit 96.2 to this Form 10-K (the “DDGM Technical Report Summary”).

Back Forty Project – Summary of Gold, Silver, and Base Metal Mineral Resources

at December 31, 2024 and 2025(1) (2) (3) (4)

Description	Tonnes (k/t)	Gold (g/t)	Silver (g/t)	Copper (%)	Lead (%)	Zinc (%)	Cut-off grade
Back Forty - Open Pit							$/Tonne
Measured Mineral Resources	-	-	-	-	-	-	-
Indicated Mineral Resources	9,360	2.41	28.1	0.36	-	3.74	33
Measured + Indicated	9,360	2.41	28.1	0.36	-	3.74	33
Inferred Mineral Resources	566	2.70	48.8	0.35	-	1.31	33
Back Forty - Underground							AuEq (g/t)
Measured Mineral Resources	-	-	-	-	-	-	-
Indicated Mineral Resources	5,137	1.86	24.1	0.41	-	2.65	73
Measured + Indicated	5,137	1.86	24.1	0.41	-	2.65	73
Inferred Mineral Resources	627	2.00	26.1	0.37	-	2.89	73

Notes on Mineral Resources:

1.

Mineral Resources estimated at December 31, 2024 and 2025 are based on metal price assumptions of $1,800/oz for gold, $23.30/oz for silver, $3.90/pound for copper, $0.95/pound for lead and $1.25/pound for zinc. These prices are derived from the average median consensus price forecasts for the period 2024 through 2028, as provided by the Bank of Montreal in June 2023, and have not been updated to reflect economic changes. The median price was based on the price estimates contributed by 38 participating financial institutions. These prices are also very similar to the three-year average.

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

Gold Resource Corporation

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Resources at Back Forty can be found in the Back Forty Project Technical Report Summary, which is incorporated by reference as Exhibit 96.1 to this Form 10-K.

Mineral Reserves

Under Regulation S-K 1300, a “Mineral Reserve” is defined as “an estimate of tonnage and grade or quality of measured and indicated Mineral Resources that, in the opinion of the qualified person, can be the basis of an economically viable project.”

The following tables summarize the estimated Mineral Reserves at DDGM:

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2025 (1) (2) (3) (4)

								Recovery (%)
Description	Tonnes (kt)	Gold (g/t)	Silver (g/t)	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade (2)	Au (%)	Ag (%)	Cu (%)	Pb (%)	Zn (%)
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	26	1.91	475.7	0.22	0.81	1.90	150	71.3	85.0	58.9	65.8	76.3
Probable Mineral Reserves	626	1.16	183.9	0.18	0.82	2.52	150	71.3	85.0	58.9	65.8	76.3
Arista Mine Total	652	1.19	195.7	0.18	0.82	2.49
Alta Gracia Mine (3)							AuEq (g/t)
Proven Mineral Reserves	-	-	-	-	-	-	-	-	-
Probable Mineral Reserves	-	-	-	-	-	-	-	-	-
Alta Gracia Mine Total	-	-	-
Don David Gold Mine Total	652	1.19	195.7

Notes on Mineral Reserves:

1.	Mineral Reserves estimated at December 31, 2025 are based on metal price assumptions of $3,000/oz for gold, $38.00/oz for silver, $4.54/pound for copper, $0.95/pound for lead and $1.25/pound for zinc. The metal prices used are based on conservative estimates of the average median consensus prices for each of the three years starting in 2026 through 2028 as provided by Bloomberg’s consensus commodity price forecast as at November 21, 2025. The 2028 consensus was used for the remaining life of mine.
2.	The Arista Mine NSR cut-off grades for Mineral Reserves are $150/tonne.
3.	Alta Gracia Mineral Reserves reported as of December 31, 2022 were reclassified as Mineral Resources as of December 31, 2023 and remain classified as Mineral Resources as of December 31, 2025.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Gold Resource Corporation

For comparison, as at December 31, 2024, DDGM’s estimates of Mineral Reserves are presented in the table below.

Don David Gold Mine – Summary of Gold, Silver and Base Metal Mineral Reserves
at December 31, 2024 (1) (2) (3) (4)

								Recovery (%)
Description	Tonnes (kt)	Gold (g/t)	Silver (g/t)	Cu (%)	Pb (%)	Zn (%)	Cut-off Grade (2)	Au (%)	Ag (%)	Cu (%)	Pb (%)	Zn (%)
Don David Gold Mine
Arista Mine (2)							$/Tonne
Proven Mineral Reserves	60	2.25	276.2	0.24	1.20	3.14	120	79.5	91.4	73.9	71.8	83.2
Probable Mineral Reserves	1,057	1.21	135.6	0.17	0.70	2.19	120	79.5	91.4	73.9	71.8	83.2
Arista Mine Total	1,117	1.26	143.1	0.18	0.73	2.24
Alta Gracia Mine (3)							AuEq (g/t)
Proven Mineral Reserves	-	-	-	-	-	-	-	-	-
Probable Mineral Reserves	-	-	-	-	-	-	-	-	-
Alta Gracia Mine Total	-
Don David Gold Mine Total	1,117	1.26	143.1

Notes on Mineral Reserves:

1.	Mineral Resources estimated at December 31, 2024 are based on $2,200/oz for gold, $28.00/oz for silver, $4.52/pound for copper, $1.00/pound for lead and $1.22/pound for zinc. The metal prices used are based on conservative estimates of the average median consensus prices for each of the three years starting in 2025 through 2027 as provided by Bloomberg’s consensus commodity price forecast as at January 7, 2025. The 2027 consensus was used for the remaining life of mine.
2.	The Arista Mine NSR cut-off grades for Mineral Reserves are $120/tonne.
3.	Alta Gracia Mineral Reserves reported at December 31, 2022 have been downgraded to Mineral Resources as of December 31, 2023 and remained classified as Mineral Resources as of December 31, 2024.
4.	Rounding of tonnes, average grades, and contained ounces may result in apparent discrepancies with total rounded tonnes, average grades, and total contained ounces.

Proven and probable Mineral Reserves decreased from 1.12 million tonnes at December 31, 2024 to 0.65 million tonnes at December 31, 2025. This decrease was primarily due to depletion of 0.27 million tonnes from 2025 mining activities and an additional reduction of 0.49 million tonnes resulting from engineering deductions, including an increase in the cut-off grade from $120/t to $150/t NSR, removal of orphaned ore blocks, and tightening of the geologic model at the Arista mine. These reductions were partially offset by the reclassification of 0.30 million tonnes of Mineral Resources to Proven and Probable Mineral Reserves, driven by the results from the 2025 infill and grade-control drilling program at the Three Sisters and Arista vein systems and detailed engineering.

More information regarding the assumptions, methodologies, and procedures utilized in the estimation of Mineral Reserves can be found in the DDGM Technical Report Summary incorporated by reference as Exhibit 96.2 to this Form 10-K.

Gold Resource Corporation

Don David Gold Mine

The Company’s portfolio of properties comprising DDGM is located along a 55-kilometer, north-west trending stretch of the San Jose structural corridor within the Sierra Madre del Sur mountain range in the state of Oaxaca, Mexico. The property package covers approximately 551 square kilometers of contiguous mineral concessions and encompasses three historic mining centers. Within this land package, the Company continues to conduct strategic planning and prioritization of regional surface exploration activities across multiple properties, including Alta Gracia, Margaritas, Chamizo, Rey, Jabali and Fuego. The map below shows the general location of the DDGM property areas.

98° W
96° W
94° W
N
PUEBLA
Tezonapa
GRC Properties
Other Properties
MEXICO
Gulf of Mexico
Pacific Ocean
Mexico City
Oaxaca State
18° N
Huautla de Jimenez
San Juan Bautista Tuxtepec
Huejuapan de Leon
Villa de Tamazulapan
Santo Domingo Tomaltepec
OAXACA
VERACRUZ
Santiago Juxtlahuaca
Santa Maria Asuncion Tlaxiaco
Natividad
Oaxaca
Sarabia
GUERRERO
Cobre Grande
Alta Gracia
Rey
Margaritas
San Jose
Arista
El Barrio de la Soledad
CHIAPAS
Fuego
Chamizo
Juchitan de Zaragoza
Union Hidalgo
San Francisco Ixhuatan
Santiago Pinotepa Nacional
Santiago Jamiltepec
Santa Catarina Juquila
Salina Cruz
San Pedro Mixtepec
16° N
Gulf of Tehuatepec
Puerto Escondido
Chacapalapa
Tierra Blanca
Pacific Ocean
San Pedro Pochutla
Puerto Angel
0
50
100 Km

The Company was granted concessions from the Mexican federal government to explore and mine the properties in Mexico. Please see below Item 2. Properties—Mining Concessions and Regulations in Mexico for additional information. The Company holds certain properties as the concession holder and lease other properties from third parties. The Company is required to pay concession fees to the Mexican government to maintain its interest in these concessions, and it pays concession fees for all the mineral properties, including those which are subject to the third-party lease.

Gold Resource Corporation

The table below details information related to the mining concessions that comprise the properties in Oaxaca, Mexico:

	Total Number of Concessions	Total Size	Acquisition Date Range	2025 Maintenance Fees Paid

		(in hectares)		(in thousands)
Production Stage Properties:
Arista	18	24,372	2002 to 2016	$565
Alta Gracia	3	5,175	2008	119
Total Production Stage Properties:		29,547		$684
Exploration Stage Properties:
Rey	4	2,335	2002 to 2009	$54
Chamizo	2	19,758	2011 to 2013	462
Margaritas	1	925	2002	21
Fuego	1	2,554	2013	60
Total Exploration Stage Properties:		25,572		$597

Total:	29	55,119		$1,281

Production Stage Properties

Arista & Alta Gracia Mines

History: The Arista and Alta Gracia Mines are located within the regional Tlacolula mining district in the state of Oaxaca, in southern Mexico. According to the Mexican Geological Survey, the Servicio Geologico Mexicano (“SGM”), mining activity in the Tlacolula district began in the early 1880s and resulted in the production of approximately 300,000 ounces of gold and silver from an ore shoot in the La Leona mine. However, no separate production amounts were reported for each metal. According to the SGM, in 1892, two smelters were built and operated (Magdalena Teitipac and O’Kelly) near the village of Tlacolula to process ores from the Alta Gracia La Soledad, San Ignacio y Anexas, La Leona, La Victoria, and San Rafael silver mines. Subsequently, in 1911, Mr. Sken Sanders investigated the Totolapam mining region with particular interest in the Margaritas mine. Many of these historical mines are located within mining concessions currently controlled by the Company.

Although the DDGM Arista Mine and Alta Gracia Mine are situated within the smaller mining subdistricts of San Jose de Gracia and Alta Gracia, respectively, only small-scale artisanal mining was historically conducted in these areas. No reliable production records exist for the historic production from within the Arista and Alta Gracia Project areas.

Arista Mine

Background: The Arista Mine consists of 18 mining concessions totaling 24,372 hectares.

In 2002, the Company entered into lease agreements for three initial concessions from a third-party. Two of these concessions form part of the Arista Mine, while the third concession comprises the Margaritas property. In November 2023, the royalty terms associated with the lease agreement were renegotiated, reducing the net smelter return (“NSR”) royalty from 4% to 3% for production sold in the form of gold/silver doré, and from 5% to 3% for production sold in concentrate form. Subject to meeting minimum exploration requirements, there is no expiration term for the lease. The Company may terminate the lease at any time upon written notice to the lessor, and the lessor may terminate the lease if the subsidiary fails to fulfill any of its obligations, which primarily consist of paying the appropriate royalty to the lessor.

Gold Resource Corporation

Initial drilling and exploration activities commenced at the Arista Mine in August 2003. As of December 31, 2025, the Company has completed 1,992 diamond drill holes (including both surface and underground programs) totaling 509,570 meters. In addition, 166 reverse circulation drill holes have been completed for a total of 14,367 meters. Cumulatively, the Company has drilled 2,158 holes totaling 523,937 meters across the Arista Mine, Alta Gracia, Rey, and Margaritas properties.

DDGM Ore Terminal

In 2010, the Company acquired additional concessions from a third-party at no additional cost, which are subject to a 2% royalty. The Company also filed for and received additional concessions from the Mexican government that are not part of the concessions leased or acquired from the third-party. Of these, two concessions are considered part of the Arista Mine.

Location and Access: The Arista Mine is located in the Sierra Madre del Sur Mountains of southern Mexico, in the central part of the state of Oaxaca. The property lies along a major paved highway approximately 120 kilometers southeast of Oaxaca City, the state capital, and approximately four kilometers northwest of the village of San Jose de Gracia. The Company has constructed gravel and paved access roads from the village to the mine and processing facility, providing adequate access to the property.

The climate in the Arista Mine area is dry and warm to very warm, with most rainfall occurring between June and September and average annual precipitation of 432 millimeters. The average annual temperature is 26.6 degrees Celsius. The terrain is rocky and characterized by arid vegetation. Subsistence farming is practiced locally, with agave cactus cultivated as the primary agricultural crop for the production of mezcal.

Gold Resource Corporation

Arista Project
N
Arista Plant Site
Arista Mine Site
OAXACA
MEXICO
Waste Segregation Center
Comiunity Relations Office
Tres Palmas Camp
San Jose de Gracia
Legend
Towns
Mines
Electricity Line
Buildings
Tailings Dam
Open Pit
Roads
Side Roads
Mine Access
Highway 190
0 0.5 1 Miles
0 0.375 0.75 1.5 Km
806000
808000
810000
1846000
1844000
Administration Offices
Process Plant
Tailings Dam Impoundment – phase 1 & 2
Tailings Dam Impoundment – phase 3
Water impoundment pond
South tailings embankment
Aguila Open Pit/Drydock
Core warehouses
Crushing Plant
Fuel service station
Exploration Offices
Dangerous waste storage
General Waste Storage
North tailings embankment
0 50 100 200 meters
Ventilation shaft "Santiago"
Auxiliary Ramp Portal
Ventilation shafts
Mine Portal
Underground Mine Facilities
Pump Station
Waste dumps
Ventilation shaft
Mine warehouse
Cement Plant
Diesel supply station
Surface maintenance workshop
Power generators
Security check point
To San Jose de Gracia
To Process Plant

Geology and Mineralization: The Arista Mine is located within the San Jose de Gracia mining district in the state of Oaxaca, Mexico. District-scale geology is dominated by multiple volcanic domes of varying scales, including likely non-vented intrusive domes, which overlie a pre-volcanic sedimentary rock basement. Gold and silver mineralization within the district is related to the manifestations of this classic volcanogenic system and is classified as epithermal in character.

Historically, the Company produced ore from two locations at the Arista Mine: an open pit operation and an underground mine. Mineralization mined from the open pit is interpreted as low-sulfidation epithermal in style, consisting predominantly of gold with some silver and no significant base metal content. In 2011, mining activities were completed in the open pit, and the pit is currently being backfilled and reclaimed using filtered dry-stack tailings deposition. Mineralization at the Arista underground mine is interpreted as intermediate-sulphidation epithermal in style and contains gold, silver, copper, lead, and zinc. The principal host rock for the three vein systems (Arista, Switchback and Three Sisters) that comprise the Arista mine is primarily andesite.

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

Gold Resource Corporation

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

Exploration Activities: In 2025, the Company successfully completed an underground diamond drilling program at the Arista Mine, consisting of 105 diamond drill holes totaling 13,418 meters. The program included 78 underground grade-control drill holes totaling 8,557 meters, which were focused on upgrading Mineral Resources to Mineral Reserves within multiple veins of the Arista, Three Sisters and Switchback vein systems. In addition, 27 underground infill drill holes totaling 4,861 meters were completed to upgrade previously defined Inferred Mineral Resources to Measured and Indicated Mineral Resource categories. This drilling further delineated and refined multiple sub-parallel veins within the Three Sisters and Arista vein systems and upgraded several high-grade zones up- and down-dip and along strike from existing workings, within and adjacent to existing Mineral Resources.

Underground expansion drilling activities at the Arista Mine remained suspended during 2025 in order to prioritize drilling in support of near-term production, primarily within the Arista and Three Sisters vein systems. During the year, the Company completed more than 485 meters of underground drift development at the Arista Mine to support infill and grade-control drilling and to prepare for planned expansion drilling in 2026. Expansion drilling is expected to focus on the Three Sisters vein system, including the Gloria vein, along strike to the northwest and down-dip, as well as on the northern and down-dip extensions of the Marena North and Splay 31 veins within the Arista vein system.

The Arista and Switchback vein systems each extend for more than 1.5 kilometers along strike and remain open along strike, and both up- and down-dip. The Three Sisters vein system, which currently comprises 24 veins and vein segments, including the Gloria vein, is located at the northern extent of the Arista Mine underground workings, between the Switchback and Arista systems. The Three Sisters system has a defined strike length of more than 750 meters and remains open along strike and both up- and down-dip. Infill and expansion drilling planned for 2026 will continue to prioritize resource expansion within the Three Sisters system, as well as the northern extensions of veins within the Arista system.

Surface exploration activities during 2025 in the Arista project area focused on the evaluation and prioritization of advanced-stage exploration targets within the approximately 551 square kilometer land package controlled by DDGM surrounding the Arista Mine. These activities included the re-processing and integration of historical geologic information, including mapping, sampling, geophysical surveys, and drill data, from several projects, including Rey, Margaritas, Chamizo, Jabali and Alta Gracia. Prospective areas proximal to the Arista Mine are in the process of being re-evaluated for near-term exploration potential, with the objective of defining additional near-mine drill targets.

Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information concerning mining operations at the Alta Gracia project.

Alta Gracia Mine

Background: In 2008, the Company was granted mineral claims adjacent to the Margaritas property in the Alta Gracia mining district through the filing of three mining concessions known as David Fracción I, David Fracción II, and La Herradura, totaling 5,175 hectares.

Gold Resource Corporation

As of December 31, 2016, Proven and Probable Mineral Reserves had been established for the Mirador vein at the Alta Gracia Mine. In July 2017, mine development reached the economic ore zone of the Mirador vein, and underground mining commenced. Mining activities were suspended in 2019, and no Mineral Reserves are currently reported for the Alta Gracia Mine.

Location and Access: The Alta Gracia project is approximately 20 kilometers northeast of the village of San Pedro Totolapam, in the Municipality of San Pedro Totolapam, Oaxaca. Access to the project is by a gravel road that departs the paved highway approximately 13 kilometers east of the village of San Pedro Totolapam. The haulage distance by road from Alta Gracia to the DDGM processing facility is approximately 32 kilometers.

Alta Gracia Project
N
Mirador Portal
Independencia Portal
To Oaxaca
To Arista Mine
San Pedro Totolapan
San Juan Guegoyache
OAXACA
Alta Gracia
MEXICO
0 0.375 0.75 1.5
Km
0 0.25 0.5 1
Miles
Legend
Towns
Mines
Electricity Line
Roads
Side Roads
Mine Access
Highway 190
786000
788000
790000
792000
794000
796000
798000
1850000
1848000
1846000
1844000

Geology and Mineralization: The sedimentary and volcanic units mapped at Alta Gracia closely resemble those at the Arista Mine. The district is characterized by Tertiary-age rhyolite flows and tuffs, underlain by andesite flows and tuffs. Granodiorite and other felsic intrusive rocks crop out north and east of the Mirador vein. Known vein occurrences at Alta Gracia are primarily hosted within andesite and rhyolite units. Mineralization is interpreted as low sulfidation epithermal, with economic metals currently limited to gold and silver.

Facilities: In 2016, the Company received an operating permit authorizing production from the Mirador vein at Alta Gracia. During 2017, two mine portals were developed to provide access to the Mirador vein and supporting infrastructure, including mine site offices and a mobile equipment maintenance shop, was established. A diesel power generation plant, a compressed air system, and a mine water pumping station were also constructed and commissioned. In 2018, historic workings were rehabilitated to create a second access portal to the Independecia vein system, located approximately 500 meters southwest of the Mirador portal. Underground development was advanced to access the mineralization delineated by drilling completed in 2018 and 2019 on the Independencia vein.

Gold Resource Corporation

Ore from the Alta Gracia Mine, primarily silver-bearing material, was transported by contracted haul trucks to the DDGM processing facility, where it was processed through the agitated leach plant to produce doré as a final product.

Exploration Activities: In 2025, surface exploration activities at the Alta Gracia project focused on advancing drill-ready targets and initiating a limited surface diamond drilling program in mid-November. This program targeted the southwest extension of the Mirador vein, where six holes totaling 1,121 meters were completed by year’s end. Early year work included the review and reinterpretation of historical surface mapping and rock and soil geochemical datasets, with particular emphasis on the Aguacatillo prospect area, located southwest, west, and northwest of the Independencia and Mirador vein systems, and the La Fundación prospect, situated immediately south-southeast of these vein systems. This analysis identified multiple gold- and silver-in-soil anomalous zones that will guide follow-up detailed mapping and expanded geochemical sampling to refine near-mine drill targets.

To support drill planning and resource evaluation, historical Vulcan-modeled solids were reconstructed in Leapfrog Geo and integrated with existing geological and resource block models. This work improved drill targeting within the Mirador, Independencia and Victoria vein systems and supported the selection of priority infill drill sites in the upper southwestern portion of the Mirador vein. Surface drilling in this area commenced in mid-November 2025, with the objective of upgrading previously defined inferred Mineral Resources. Additional detailed mapping, geochemical sampling, and target refinement activities are planned to support future surface and underground drilling campaigns.

Exploration Properties

Margaritas Property

The Margaritas property is made up of the La Tehuana concession, which is approximately 925 hectares and is located within the 55-kilometer San Jose structural corridor, adjacent to the Arista Mine.

During 2025, the Company continued to review and interpret results from previous surface drilling, surveying, detailed geological mapping, soil sampling, and rock chip channel sampling conducted on the Margaritas property. Activities during the year focused on maintaining the mineral concessions and analyzing the spectral and geophysical datasets to identify and prioritize additional exploration targets. The Company anticipates conducting a similar level of exploration and concession-maintenance work in 2026, subject to budgetary and operational considerations.

Chamizo Property

In June 2011, the Company acquired the Chamizo exploration concession from the Mexican government, covering approximately 17,898 hectares. In March 2013, the Company acquired the San Pedro Fraccion 2 concession from Almaden Minerals, Ltd. (“Almaden”), consisting of approximately 1,860 hectares and including the Cerro Colorado (also known as Jabali) prospect. The Cerro Colorado (Jabali) prospect is surrounded by the Chamizo concession and is considered part of the broader Chamizo property. The Chamizo Property is adjacent to the Alta Gracia project. Any future production from the San Pedro Fraccion 2 concession would be subject to a 2% net smelter return royalty payable to Almaden.

In 2022, limited surface geologic mapping and geochemical rock and soil sampling were completed within the Jabali prospect area of the San Pedro Fraccion 2 concession. The results of this work were reviewed and analyzed during 2023 to support geological interpretation and preliminary target evaluation. The Company continues to evaluate exploration targets within the Chamizo property using available historical and compiled datasets while also focusing on identifying opportunities to strengthen relationships in the local communities.

Gold Resource Corporation

Fuego Property

In March 2013, the Company acquired the San Pedro Fraccion 1 concession from Almaden, consisting of approximately 2,554 hectares including the Fuego property. Any future production from this concession would be subject to a 2% net smelter return royalty payable to Almaden. The Fuego property, which is located south of the Alta Gracia and Chamizo properties, was included in a property-wide airborne geophysical survey conducted in 2013.

Prior to the Company’s acquisition of the Fuego property, Almaden completed limited historical diamond drilling on the property during 2005 and 2006, consisting of 15 diamond drill holes totaling 2,262 meters. This work contributed to the geological understanding of the property and confirmed subsurface continuity of the vein system. Geologic mapping and surface sampling have also been completed historically on the Fuego property to satisfy the minimum work requirements necessary to maintain the concession. No field-based exploration activities were conducted on the Fuego property during 2025. The Company does not anticipate significant exploration activities at the Fuego property during 2026 and expects to limit work to concession maintenance and ongoing evaluation of historical surface and drill data.

Rey Property

The Rey property consists of a group of mineral concessions located at the northwestern end of the 55-kilometer San Jose structural corridor in the State of Oaxaca. The concessions include El Rey, El Virrey, La Reyna, and El Marquez, and collectively cover approximately 2,335 hectares. The Company acquired the El Virrey concession from a third party, which is subject to a 2% net smelter return royalty, and obtained the remaining concessions through staking and filings with the Mexican government.

The Rey property is located approximately 64 kilometers by road from the Arista Mine. There are no processing facilities or permanent mining infrastructure on the Rey property. If future exploration activities were to advance to development, any mineralized material would likely be extracted using underground mining methods and transported by truck to the DDGM processing facility.

Between 2007 and 2008, the Company completed surface diamond drilling at the Rey property consisting of 48 drill holes totaling approximately 5,273 meters. In early 2012, the Company refurbished and extended an existing shaft on the property in preparation for potential underground exploratory drilling, however no underground drilling was conducted. Exploration activities were subsequently suspended following requests to obtain additional approvals from local community agencies and advancement of further exploration work has remained constrained due to the absence of community permissions required to conduct additional field activities.

The Company continues to hold the Rey property and to maintain the mineral concessions in good standing. Evaluation of historical surface and drill data continues, and the Company will reassess opportunities for additional exploration activities if access conditions and community approvals permit.

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

Gold Resource Corporation

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

Gold Resource Corporation

Back Forty Project

The Back Forty Project is an advanced Exploration Stage Property located in Menominee County, Michigan, USA in the mineral rich Penokean Volcanic Belt. The property comprises approximately 1,304 hectares (3,222 acres) of private and public (State of Michigan) mineral lands and is centered at 46°27’ North and longitude 87°51’ West. As an exploration-stage property, the Company does not currently consider the Back Forty Project to be independently material to its operations.

N
Location of Back Forty Project Offices and Facilities
Nadeau
Gourley
Carney
Nathan
Banat
MENOMINEE
Swanson
Daggett
Stephenson
Cedar River
Koss
Ingalls
Wallace
McAllister
Walsh
Menominee
Marinette
Field Office and Project Site
Main Offices
Core Warehouse
Wisconsin
Green Bay
Milwaukee
Chicago
Toronto
Detroit
Cleveland
Duluth
Eau Claire
Madison
Hamilton
Buffalo

Background: On December 10, 2021, the Company successfully completed the acquisition of all issued and outstanding common shares of Aquila. Aquila’s principal asset is its 100% interest in the Back Forty Project located in Menominee County, Michigan, USA. The Back Forty Project hosts a volcanogenic massive sulfide (“VMS”) deposit containing gold, silver, copper, lead, and zinc. The Company controls surface and mineral rights through a combination of ownership, leases with the State of Michigan, and royalty agreements with private parties.

Optimization work related to metallurgy and the economic model for the Back Forty Project was completed in 2023, and the Company issued an updated Back Forty Project Technical Report Summary in October 2023. The updated study demonstrated improved project economics relative to prior assessments, as reflected in the Back Forty Project Technical Report Summary, resulting from both metallurgical improvements and project design modifications. Certain design modifications also reduced potential environmental impacts, including the avoidance of direct impacts to wetlands. Since completion of the 2023 Back Forty Project Technical Report Summary, no additional technical studies or material project advancements have been completed. The Company is currently in discussions to complete a feasibility study and to move forward with the permitting process for the Back Forty Project in 2026. Please see Item 2. Properties for additional information.

Permitting: Permitting for the Back Forty Project is governed and regulated by the State of Michigan.

Gold Resource Corporation

Community: Engagement with Tribal governments and local stakeholders has been an ongoing component of the Back Forty Project, particularly in relation to cultural resources in the project area. Outreach to local Tribes, including the Menominee Indian Tribe of Wisconsin, began in 2010. Aquila completed extensive archeological studies across areas potentially affected by the project as well as adjacent areas. In coordination with regulatory authorities, areas for permanent protection were identified and appropriate buffer zones established.

Office Facilities: In Michigan, the Company owns and operates an administrative office building in Stephenson, Michigan, and maintains a field office near the location of the potential future mine facilities. The Company also maintains an industrial-grade core storage, logging, and sampling facility near the Back Forty Project site.

ITEM 3.LEGAL PROCEEDINGS

In February 2020, a local Ejido community (who claim to be an indigenous community) filed an injunction against the Mexican federal government alleging failure to conduct a prior consultation before granting mining concessions and seeking cancellation of several concessions, including certain concessions granted to DDGM. A federal suspension was issued in February 2020 prohibiting certain mining activities on the named concessions. DDGM’s operations are conducted on a concession that was not part of the original lawsuit, and DDGM does not presently perform such works in the concessions in lands of the indigenous community named in the injunction. The lawsuit is filed with the First District Courthouse in the state of Oaxaca and the case remains pending. If the lawsuit is successful, affected concessions, including the concession where DDGM currently operates, could be cancelled, and the Company would need to complete a consultation process and reapply for those concessions.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

Gold Resource Corporation

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NYSE American under the symbol “GORO”.

On March 16, 2026, there were 161,858,849 outstanding shares of Gold Resource Corporation, which were held by approximately 200 holders of record.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for the common stock. The principal office of Computershare is located at 6200 S. Quebec St., Greenwood Village, CO 80111, and its telephone number is (303) 262-0600. Correspondence should be mailed to P.O. Box 43078, Providence, RI 02940-3078 or couriered to 150 Royall St., Suite 101, Canton, MA 02021.

Dividend Policy

Approximately $123.0 million in dividends have been returned to shareholders since commercial production began at DDGM in July 2010. As of February 13, 2023, to conserve cash for future project development, capital expenditures, and exploration, the Company suspended the quarterly dividend payments until such time that it may become practicable to reinstate them.

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

Introduction

Gold Resource Corporation is a mining company that pursues gold and silver projects that are expected to achieve both low operating costs and high returns on capital. Through its wholly owned subsidiary, DDGM, the Company holds six properties and does mineral production primarily from the Arista underground mine. The Company produces gold and silver doré and metal concentrates which contain precious metals of gold and silver and base metals of copper, lead, and zinc.

The following discussion summarizes the results of operations for the two fiscal years ended December 31, 2025 and 2024 and the financial condition as of December 31, 2025 and 2024, with a particular emphasis on the year ended December 31, 2025.

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

Recent Developments

On January 26, 2026, the Company announced that it has entered into a definitive arrangement agreement and plan of merger with Goldgroup Mining Inc., whereby Goldgroup has agreed to acquire all of the issued and outstanding shares of the Company’s common stock. For additional information, please see Item 1. Business—Recent Developments and Item 8. Financial Statements—Note 24. Subsequent Events.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Don David Gold Mine

Production Statistics

Mine activities during 2025 included development and ore extraction from the Arista Mine. The following table summarizes certain production statistics about the Don David Gold Mine for the periods indicated:

	For the year ended December 31,
	2025	2024
Arista Mine
Milled
Tonnes Milled	271,404	356,633
Tonnes Milled per Day (1)	1,191	1,277
Grade
Average Gold Grade (g/t)	0.85	1.13
Average Silver Grade (g/t)	217	92
Average Copper Grade (%)	0.16	0.26
Average Lead Grade (%)	0.69	1.10
Average Zinc Grade (%)	1.75	2.70
Recoveries
Average Gold Recovery (%)	71.5	76.6
Average Silver Recovery (%)	84.4	87.5
Average Copper Recovery (%)	62.0	68.5
Average Lead Recovery (%)	63.5	68.4
Average Zinc Recovery (%)	76.1	81.1
Metal production
Gold (ozs.)	5,300	9,906
Silver (ozs.)	1,594,300	919,836
Copper (tonnes)	264	642
Lead (tonnes)	1,192	2,682
Zinc (tonnes)	3,613	7,805
Metal produced and sold
Gold (ozs.)	4,944	8,598
Silver (ozs.)	1,461,898	817,333
Copper (tonnes)	240	641
Lead (tonnes)	1,014	2,173
Zinc (tonnes)	2,940	6,286
Percentage payable metal (2)
Gold (%)	93	87
Silver (%)	92	89
Copper (%)	91	100
Lead (%)	85	81
Zinc (%)	81	81

(1)	Based on actual days the mill operated during the period.
(2)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates it produces versus the portion of those metals actually paid for according to the terms of the sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impacts the amount of metals contained in concentrates produced and sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Full-year 2025 compared to full-year 2024

Key drivers in the production and financial results for the year ended December 31, 2025, as compared to 2024, relate to the lower tonnes mined, lower metal grades (with the exception of silver), lower recoveries, and higher metal prices. Although lower production results were expected in accordance with the 2025 mine plan, additional offsetting factors were the higher metal prices, especially for gold and silver.

Grades & Recoveries

During the year ended December 31, 2025, the Company processed ore with an average gold grade of 0.85 g/t, as compared to 1.13 g/t for 2024. The lower full-year average gold grade in 2025 was approximately 25% lower than in the prior year and primarily reflects mine sequencing into zones characterized by lower gold grades and higher silver grades, following an increased level of infill and grade-control drilling completed during the year that more fully defined silver-rich portions of the Three Sisters vein system. Recovery for gold declined 7% in 2025, primarily due to lower grades processed.

The average silver grade for the year ending 2025 increased 136% to 217 g/t. While silver grades increased, silver recovery was lower by 4% than in the prior year, reflecting the processing of mineralization with locally variable and previously uncharacterized mineralogical characteristics, including increased silica and carbonate components. As shown in the DDGM Technical Report Summary, gold and silver grades are projected, based on current life-of-mine planning assumptions, to trend toward the average grades outlined in the Mineral Resources and Mineral Reserves estimates. As grades decline, recoveries are also expected to decline; however, recoveries may also be influenced by mineralogical characteristics, ore blending strategies, and processing conditions.

The base metal average grades for the year ended December 31, 2025 were 0.16% for copper, 0.69% for lead, and 1.75% for zinc, compared to 0.26% for copper, 1.10% for lead, and 2.70% for zinc in 2024. Copper, lead, and zinc grades for the year ended December 31, 2025 declined by 38%, 37%, and 35%, respectively. These lower base metal grades in 2025 primarily reflect mine sequencing into portions of the mineralized system containing proportionally higher precious metal content relative to base metals, compared to the prior year. Recoveries for all base metals also decreased during 2025, largely due to the lower grades processed. As shown in the DDGM Technical Report Summary, future base metal grades and recoveries are projected, based on current life-of-mine planning assumptions, to be in line with the life of mine averages presented in the Mineral Resources and Mineral Reserves tables.

Production

For the year ended December 31, 2025, the Oaxaca operations processed 271,404 tonnes of ore at an average rate of 1,191 tonnes per day, representing a decrease of 24% in total material processed and a decrease of 7% in average daily throughput compared to the prior year. Production for the year totaled 5,300 gold ounces and 1,594,300 silver ounces, reflecting a decrease of 46% in gold production and an increase of 73% in silver production compared to 2024.

The decrease in gold production during 2025 primarily reflects lower gold grades and recoveries relative to the prior year. The increase in silver production reflects mine sequencing into silver-rich zones mainly within the Three Sisters vein system that were more fully defined through an increased level of infill and grade-control drilling completed during the year, resulting in higher silver grades processed. Production of copper, lead, and zinc decreased by 59%, 56%, and 54%, respectively, for the year ended December 31, 2025 compared to 2024. These decreases primarily reflect mine sequencing into portions of the mineralized system characterized by proportionally higher precious metal content and lower base metal content relative to the prior year.

Metals produced and sold are lower than total metals produced because a portion of the metal content contained in shipped concentrates is withheld by the purchaser under the terms of the Company’s sales contracts. The percentage payable metal—the amount of metal sold as a percent of the metal produced—were higher for all metals with the exception of copper for the year ended December 31, 2025 compared to 2024, primarily reflecting mineralogical characteristics and concentrate quality of the material processed.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales Statistics

The following table summarizes certain sales statistics about the Don David Gold Mine operations for the periods indicated:

	For the year ended December 31,
	2025	2024
Net sales (in thousands)
Gold	$17,813	$19,774
Silver	66,062	23,146
Copper	2,436	5,827
Lead	1,977	4,402
Zinc	8,360	17,313
Less: Treatment and refining charges	(3,392)	(5,706)
Realized and unrealized gain - embedded derivative, net	6,503	970
Total sales, net	$99,759	$65,726
Metal produced and sold
Gold (ozs.)	4,944	8,598
Silver (ozs.)	1,461,898	817,333
Copper (tonnes)	240	641
Lead (tonnes)	1,014	2,173
Zinc (tonnes)	2,940	6,286
Average metal prices realized (1)
Gold ($ per oz.)	$3,657	$2,354
Silver ($ per oz.)	$45.48	$28.75
Copper ($ per tonne)	$10,181	$9,223
Lead ($ per tonne)	$1,938	$2,034
Zinc ($ per tonne)	$2,817	$2,804
Gold equivalent ounces sold
Gold Ounces	4,944	8,598
Gold Equivalent Ounces from Silver	18,181	9,982
Total AuEq oz	23,125	18,580

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from provisional invoices when they are settled. The average metal prices realized will therefore differ from the market average metal prices in most cases.

Full-year 2025 compared to full-year 2024

Metal produced and sold

During the year ended December 31, 2025, the Company had gold sales of 4,944 ounces, silver sales of 1,461,898 ounces, copper sales of 240 tonnes, lead sales of 1,014 tonnes, and zinc sales of 2,940 tonnes. While metals produced and sold for gold, copper, lead, and zinc decreased by 42%, 63%, 53%, and 53%, respectively, silver produced and sold increased by 79%, as compared to 2024. Most of these decreases were expected due to mine sequencing, but the issues the Company experienced at the first half of 2025 with equipment availability due to the age and condition of some of the critical mining equipment, also resulted in lower amount of metals produced and available for sale.

Average metal prices realized

During the year ended December 31, 2025, the average metal prices were $3,657 per ounce for gold, $45.48 per ounce for silver, $10,181 per tonne for copper, $1,938 per tonne for lead, and $2,817 per tonne for zinc. Compared to 2024, the average metal price for gold, silver, copper, and zinc increased by 55%, 58%, 10%, and less than 1%, respectively, due to strong demand for these metals in the international markets. The average metal price for lead decreased by 5%.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the year ended December 31,
	2025	2024

	(in thousands)
Doré and concentrate sales	$96,648	$70,462
Less: Treatment and refining charges	(3,392)	(5,706)
Realized/unrealized derivatives, net	6,503	970
Sales, net	99,759	65,726
Total cost of sales	72,979	86,217
Mine gross profit (loss)	26,780	(20,491)
Other costs and expenses, including taxes	33,239	36,010
Net loss	$(6,459)	$(56,501)

Full-year 2025 compared to full-year 2024

Sales, net

DDGM net sales of $99.8 million for the year ended December 31, 2025 increased by $34.0 million, or 52%, when compared to 2024. The increase in the 2025 net sales is the result of higher gold, silver, copper, and zinc average realized prices.

Treatment and refining charges

Treatment charges for the year ended December 31, 2025, were $3.4 million, or $809 per tonne of base metal produced and sold, as compared to $5.7 million, or $627 per tonne of base metal produced and sold for the same period in 2024. The 41% decrease in treatment and refining charges is due to fewer base metals produced and sold in 2025 as compared to the same period in 2024, partially offset by higher refining charges. The 29% cost increase in the per tonne of base metal produced and sold is due to the higher refining charges realized in 2025 across all concentrate material due to the application of higher metal prices to contracted refining rates.

Total cost of sales

Total cost of sales of $73.0 million for the year ended December 31, 2025 decreased by $13.2 million, or 15%, compared to 2024. The primary driver is the $5.3 million, or 8%, decrease in production costs from $65.6 million in 2024 to $60.3 million in 2025, and a $6.9 million, or 38%, decrease in depreciation expense. The decrease in production costs is related to lower production in 2025.

Mine gross profit (loss)

For the year ended December 31, 2025, mine gross profit and mine gross profit percent totaled $26.8 million and 27%, respectively, as compared to a mine gross loss and mine gross loss percent of $20.5 million and 31% for 2024. This is an increase in mine gross profit and mine gross profit percent of $47.3 million and 58%, respectively, when compared to 2024.

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

The increase in the mine gross profit between 2025 and 2024 as shown in the table above is primarily explained by the higher net sales as a result of higher metals prices in 2025 compared to 2024 and lower production cost and depreciation due to lower production in 2025.

The Company expects grades to vary from period to period based on the annual mine plan. The gold grades are expected to trend upwards over time, toward the average grade of 1.26 g/t (exclusive of silver, copper, lead, and zinc contained grades), reflected in the Mineral Reserves estimate. However, as capital intensive mine development progresses and infill drilling occurs, opportunities to refine mining methods and eliminate dilution may have a favorable impact on future mined grades.

One component of gross profit or loss is the concentrate treatment charges, which are netted against concentrate sales. During 2025, the Company negotiated treatment and refining charge agreements with buyers on both annual and spot terms. The 41% decrease in treatment and refining charges is due to the lower base metals produced and sold in 2025 as compared to the same period in 2024, partially offset by higher refining charges. The 29% cost increase in the per tonne of base metal produced and sold is due to the higher refining charges realized in 2025 across all concentrate material due to the application of higher metal prices to contracted refining rates.

Net loss

For the year ended December 31, 2025, the Company recorded a net loss of $6.5 million, as compared to $56.5 million net loss during 2024. The change was attributable to the factors noted above.

Other Costs and Expenses, Including Taxes

	For the year ended December 31,
	2025	2024

	(in thousands)
Other costs and expenses:
General and administrative expenses	$4,258	$4,283
Mexico exploration expenses	1,857	1,959
Michigan Back Forty Project expenses	793	378
Stock-based compensation	1,147	677
Other expense, net	21,775	19,452
Total other costs and expenses	29,830	26,749
Income tax provision	3,409	9,261
Total other costs and expenses, including taxes	$33,239	$36,010

Full-year 2025 compared to full-year 2024

General and administrative expenses: For the year ended December 31, 2025, general and administrative expenses totaled $4.3 million, in line with expenses for 2024.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mexico exploration expenses: For the year ended December 31, 2025, the DDGM exploration expenses totaled $1.9 million as compared to $2.0 million for the year ended December 31, 2024. In both years, exploration expenses were limited due to the availability of cash and the focus on upgrading some mining equipment.

Michigan Back Forty Project expenses: For the year ended December 31, 2025, the Back Forty Project expenses totaled $0.8 million, as compared to $0.4 million for the year ended December 31, 2024. Costs were higher in 2025 due to increases in property taxes and increases in liability estimates related to Back Forty drillhole plugging accrued as consulting expense.

Stock-based compensation: For the year ended December 31, 2025, stock-based compensation expense totaled $1.1 million as compared to $0.7 million for the year ended December 31, 2024. The increase in stock-based compensation is mainly due to the higher share price used in 2025 for mark-to-market adjustment for the cash-settled instruments.

Other expense, net: For the year ended December 31, 2025, the Company recorded other expense, net, of $21.8 million compared to $19.5 million during the year ended December 31, 2024. The $2.3 million increase from 2024 was mainly due to the $3.3 million higher interest expense on the streaming liabilities, the $1.7 million higher other expenses, and the $0.5 million loss on the loan payoff in 2025, partially offset by the $3.0 million lower net realized and unrealized investment loss in 2025. Please see Item 8. Financial Statements—Note 19. Other Expense, Net for additional information.

Income tax provision: For the year ended December 31, 2025, income tax expense was $3.4 million, a decrease of $5.9 million from a $9.3 million income tax expense for 2024. This decrease is primarily driven by the valuation allowance recorded during 2024 on the deferred tax assets of DDGM. Please see Item 8. Financial Statements—Note 6. Income Taxes for additional information.

Other Non-GAAP Financial Measures

Certain non-GAAP financial measures are discussed below. For a detailed description of each of these measures and a reconciliation to GAAP financial measures, please see the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

The following table summarizes certain non-GAAP financial data of the Company for the periods indicated:

	For the year ended December 31,
	2025	2024

Other Non-GAAP Financial Measures:	(in thousands)
Total cash cost after co-product credits per AuEq oz sold (1)	$2,205	$2,330
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold (1)	$3,041	$3,200
Total all-in cost after co-product credits per AuEq oz sold (1)	$3,540	$3,325
(1)	For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

Full-year 2025 compared to full-year 2024

Total cash cost after co-product credits per AuEq oz sold: For the year ended December 31, 2025, the total cash cost after co-product credits per AuEq oz sold was $2,205 compared to $2,330 for 2024. This 5% decrease is because although there was an 18% higher total cash cost after co-product credits in 2025, the total number of AuEq ounces sold increased by 24%. The higher total cash cost after co-product credits is the result of the 55% lower amount of co-product credits the Company received during the year ended December 31, 2025. Although production costs were lower for the year ended December 31, 2025, compared to the same period last year, the increased energy costs negatively impacted production costs and, therefore, the cost per tonne processed and the total cash cost after co-product credits per AuEq oz sold.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold: For the year ended December 31, 2025, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $3,041 compared to $3,200 for 2024. The 5% decrease is because although there was an 18% higher total cash cost after co-product credits combined with a 44% increase in sustaining capital expenditures in 2025, the total number of AuEq ounces sold increased by 24%.

Total all-in cost after co-product credits per AuEq oz sold: For the year ended December 31, 2025, the total all-in cost after co-product credits per AuEq oz sold was $3,540 compared to $3,325 for 2024. The 6% increase is due to the higher non-sustaining exploration expenditures in 2025.

For a detailed description of each of the non-GAAP financial measures and a reconciliation to GAAP financial measures, please see the discussion below under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

2025 Capital and Exploration Investment Summary

	For the year ended December 31, 2025
	2025	2024

Sustaining Investments:
Underground Development	$3,243	$4,634
Other Sustaining Capital	6,149	2,970
Infill Drilling	1,289	977
Surface and Underground Exploration Development & Other	1,746	65
Subtotal of Sustaining Investments:	12,427	8,646
Growth Investments:
DDGM growth:
Surface Exploration / Other	1,857	1,921
Underground Exploration Drilling	-	38
Underground Exploration Development	8,906	-
Back Forty growth:
Back Forty Project Optimization & Permitting	793	378
Subtotal of Growth Investments:	11,556	2,337
Total Capital and Exploration:	$23,983	$10,983

The Company’s capital investment in Mexico totaled $21.3 million in 2025. The investment in Mexico is focused on favorably impacting the Company’s environmental, social, and governance programs while creating operational efficiencies and longevity. At the Back Forty Project, $0.4 million was spent in 2024 to wrap up the optimization work and to release the Back Forty Project Technical Report Summary, which is incorporated by reference as Exhibit 96.1 to this Form 10-K. Since completion of the 2023 Back Forty Project Technical Report Summary, no additional technical studies or material project advancements have been completed.

Underground and Exploration Development: Mine development during 2025 included ramps and accesses to different areas of the deposit, vertical shafts, and exploration development drifts. A total of 4,178 meters of underground development and exploration development, at a cost of $13.9 million, was completed during the year, including access to new exploration drill stations for grade-control, infill and expansion programs.

Back Forty Feasibility and Permitting: Optimizing work related to metallurgy and the economic model for the Back Forty Project was completed during the third quarter of 2023, and the Company issued an updated Back Forty Project Technical Report Summary in October 2023. The updated study demonstrated improved project economics relative to prior assessments and incorporated project design modifications intended to reduce potential environmental impacts, including the avoidance of direct impacts to wetlands.

During 2024 and 2025, work was focused on maintaining the project in good standing. The Company is currently in discussions to complete a feasibility study and to move forward with the permitting process for the Back Forty Project. The Board of Directors actively evaluates the options that could lead to the successful development of the project.

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

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reconciliations to U.S. GAAP

The table below present reconciliations between the most comparable GAAP measure of Total cost of sales to the non-GAAP measures of Cash cost after co-product credits, All-in sustaining cost after co-product credits for DDGM and for the Company, and All-in Cost after co-product credits for the years ended December 31, 2025 and 2024:

	Item 8. Financial Statements Note #	For the year ended December 31,
		2025	2024

Total cost of sales (1)		$72,979	$86,217
Less: Depreciation and amortization (1)		(11,197)	(18,120)
Less: Reclamation and remediation (1)		(1,499)	(2,545)
Refining charges for Doré sales	4	10	6
Treatment and refining charges for Concentrate sales	4	3,382	5,700
Co-product credits:
Concentrate sales - Copper	4	(2,436)	(5,827)
Concentrate sales - Lead	4	(1,977)	(4,402)
Concentrate sales - Zinc	4	(8,360)	(17,313)
Realized gain for embedded derivatives - Copper	21	(4)	(83)
Realized loss (gain) for embedded derivatives - Lead	21	10	(18)
Realized loss (gain) for embedded derivatives - Zinc	21	79	(316)
Total cash cost after co-product credits		$50,987	$43,299
Gold equivalent (AuEq) ounces sold (oz)		23,125	18,580
Total cash cost after co-product credits per AuEq oz sold		$2,205	$2,330

Total cash cost after co-product credits from above		$50,987	$43,299
Sustaining Investments - Capital:
Underground Development (2)		3,243	4,634
Other Sustaining Capital (2)		6,149	2,970
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		1,289	977
Surface and Underground Exploration Development & Other (2)		1,746	65
Reclamation and remediation (1)		1,499	2,545
DDGM all-in sustaining cost after co-product credits		$64,913	$54,490
AuEq ounces sold (oz)		23,125	18,580
DDGM all-in sustaining cost after co-product credits per AuEq oz sold		$2,807	$2,933

DDGM all-in sustaining cost after co-product credits from above		$64,913	$54,490
Corporate Sustaining Expenses:
General and administrative expenses (1)		4,258	4,283
Stock-based compensation (1)		1,147	677
Consolidated all-in sustaining cost after co-product credits		$70,318	$59,450
AuEq ounces sold (oz)		23,125	18,580
Total consolidated all-in sustaining cost after co-product credits per AuEq oz sold		$3,041	$3,200

Consolidated all-in sustaining cost after co-product credits from above		$70,318	$59,450
Underground Exploration Development (2)		8,906	-
Growth Investments - Exploration:
Mexico exploration expenses (1)		1,857	1,959
Michigan Back Forty Project expenses (1)		793	378
Total all-in cost after co-product credits		$81,874	$61,787
AuEq ounces sold (oz)		23,125	18,580
Total all-in cost after co-product credits per AuEq oz sold		$3,540	$3,325

(1)	Refer to Item 8—Financial Statements: Consolidated Statements of Operations.
(2)	Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—2025 Capital and Exploration Investment Summary.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Trending Highlights

	2024				2025
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Operating Data
Total tonnes milled	98,889	93,687	83,690	80,367	56,906	63,479	65,131	85,888
Average Grade
Gold (g/t)	1.89	1.27	0.54	0.64	0.70	0.56	1.11	0.96
Silver (g/t)	88	102	83	94	169	115	250	298
Copper (%)	0.37	0.26	0.19	0.20	0.18	0.13	0.16	0.16
Lead (%)	1.25	1.00	1.01	1.12	0.72	0.88	0.63	0.58
Zinc (%)	2.82	2.59	2.63	2.73	1.68	2.72	1.57	1.22
Metal production (before payable metal deductions)
Gold (ozs.)	4,757	2,947	944	1,258	903	758	1,646	1,993
Silver (ozs.)	251,707	263,023	194,525	210,581	257,285	196,435	453,057	687,523
Copper (tonnes)	280	181	93	88	54	50	73	87
Lead (tonnes)	812	616	576	678	272	373	241	306
Zinc (tonnes)	2,310	2,020	1,741	1,734	699	1,380	784	750
Metal produced and sold
Gold (ozs.)	3,557	2,724	1,357	960	859	878	1,422	1,785
Silver (ozs.)	216,535	234,560	181,434	184,804	230,320	150,365	417,710	663,503
Copper (tonnes)	264	197	98	82	50	43	67	80
Lead (tonnes)	667	491	467	548	277	272	212	253
Zinc (tonnes)	1,682	1,771	1,473	1,360	617	1,060	645	618
Average metal prices realized
Gold ($ per oz.)	$ 2,094	$ 2,465	$ 2,561	$ 2,706	$ 2,956	$ 3,350	$ 3,546	$ 4,234
Silver ($ per oz.)	$ 23.29	$ 30.49	$ 30.61	$ 31.11	$ 32.54	$ 34.35	$ 41.39	$ 55.06
Copper ($ per tonne)	$ 8,546	$ 10,428	$ 8,832	$ 8,969	$ 9,656	$ 9,619	$ 9,690	$ 11,224
Lead ($ per tonne)	$ 1,977	$ 2,235	$ 2,065	$ 1,897	$ 1,950	$ 1,887	$ 1,937	$ 1,981
Zinc ($ per tonne)	$ 2,483	$ 2,871	$ 2,854	$ 3,062	$ 2,710	$ 2,607	$ 2,841	$ 3,258
Gold equivalent ounces sold
Gold Ounces	3,557	2,724	1,357	960	859	878	1,422	1,785
Gold Equivalent Ounces from Silver	2,408	2,901	2,169	2,125	2,535	1,542	4,876	8,628
Total AuEq oz	5,965	5,625	3,526	3,085	3,394	2,420	6,298	10,413

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

As of December 31, 2025, working capital was $32.0 million, an increase of $29.9 million from $2.1 million at December 31, 2024. The increase in the Company’s working capital balance at December 31, 2025 is mainly attributable to the $23.4 million increase in cash and cash equivalents, the $11.1 million higher accounts receivable, the $1.3 million higher inventory balance, and the $3.9 million lower accounts payable. The increase of $23.4 million of cash and cash equivalents from December 31, 2024 is attributable to a cash inflow of $21.7 million from operating activities in 2025 and a $22.1 million cash inflow from financing activities due to the sales of common stock through registered direct offerings and through the ATM Program, partially offset by a cash outflow of $20.2 million for capital investments, as reported in the Consolidated Statements of Cash Flows. The cash inflow from operating activities is mainly attributable to the higher net sales as a result of higher metal prices. The working capital balance fluctuates as the Company uses cash to fund operations, financing, and investing activities, including exploration and mine development. Please see Item 8. Financial Statements—Note 15. Shareholders’ Equity in for additional information about the ATM Program.

The actual amount of cash receipts that the Company receives during the period from operations may vary significantly from the planned amounts due to, among other things: (i) unanticipated variations in grade, (ii) unexpected challenges associated with the proposed mining plan, (iii) decreases in commodity prices below those used in calculating the estimates shown above, (iv) variations in expected recoveries, or (v) interruptions in mining at DDGM. The actual amount of cash expenditures that the Company incurs during the twelve-month period ending December 31, 2026 may vary significantly from the planned amounts and will depend on a number of factors, including, among other things: (i) unexpected challenges in operations, including exploration and development, (ii) increases in operating costs above those used in calculating the estimates shown above, (iii) possible strategic transactions, and (iv) continued inflationary pressure. Likewise, if cash expenditures are greater than anticipated or if cash receipts are less than anticipated, the Company may need to take certain actions to adjust spending over the next twelve months.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the Back Forty Project securing project financing and achieving commercial production. Project financing requirements will not be determined until the Company’s Board of Directors approve a decision to proceed with the Back Forty Project. The Company is currently in discussions to complete a feasibility study and to move forward with the permitting process for the Back Forty Project. The Board of Directors actively evaluates the options that could lead to the successful development of the project.

Cash and cash equivalents as of December 31, 2025 increased to $25.0 million from $1.6 million as of December 31, 2024, a net increase in cash of $23.4 million. The increase is primarily due to the $22.1 million cash inflow from financing activities.

Net cash provided by operating activities for the year ended December 31, 2025 was $21.7 million, compared to net cash used in operating activities of $0.6 million in 2024. The increase in the net cash provided by operating activities is mainly attributable to the higher net sales as a result of higher metal prices, resulting in a lower net loss.

Net cash used in investing activities for the year ended December 31, 2025 was $20.2 million compared to $6.4 million during 2024. The increase in investing activities is mainly attributed to the increased capital expenditure to replace some of the old mining equipment and an increased mine development in 2025.

Net cash provided in financing activities for the year ended December 31, 2025 was $22.1 million compared to $2.7 million in 2024. The increase in cash inflows from financing activities is attributable to the registered direct offerings and the increased ATM Program sales compared to 2024.

While current macro risk factors, such as economic uncertainties and supply chain interruptions have not had a significant adverse impact on exploration plans, results of operations, financial position, and cash flows during the current fiscal year, future impacts are unknown.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although tonnes produced from the mining operations at DDGM for 2025 remained lower than in the previous year, production substantially improved in the fourth quarter of 2025. Due to the age and condition of some of the critical mining equipment used at the mine, the Company started to encounter significant issues with equipment availability in 2024. To overcome this issue, the Company engaged a third-party contract miner during the third quarter of 2025 and also started to upgrade its mining fleet. As a result, by the end of the third quarter, the Company was able to increase production from a number of production headings that also included higher grade ore.

The Company believes that the mine has the potential to generate positive cash flow based on the information to date from the new Three Sisters area, as well as other zones that have been discovered near existing headings. The Company started developing access to and drill-defining these new areas. With the improvements mentioned above, the Company had an improved operating income in the fourth quarter in 2025 and expects 2026 to result in positive operating income.

In 2025, the Company has been focused on improving its cash position through the issuance of debt and equity. The Company raised $2.5 million through a registered direct offering in January 2025. In February 2025, the Company sold its interest in Green Light Metals for $0.9 million in proceeds. On May 7, 2025, the Company received a tax refund of 79.6 million pesos (approximately $4.0 million) related to DDGM taxes paid in 2023. In September 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement. During 2025, the Company raised approximately $8.6 million through its ATM Program, after deducting the agent’s commissions and other expenses.

Although the Company believes that it has adequate cash in place to cover the planned underground development and equipment improvements in DDGM and to make some progress on the Back Forty Project in 2026, there can be no assurances that the Company will achieve its plans, including preparing a definitive feasibility study and obtaining the necessary permits for the Back Forty Project.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company has off-balance sheet arrangements related to equipment purchase obligations of $4.3 million.

Accounting Developments

For a discussion of recently adopted and recently issued accounting pronouncements, please see Item 8. Financial Statements —Note 2. New Accounting Pronouncements below.

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

Mineral Resources and Mineral Reserves

Critical estimates are inherent in the process of determining Mineral Resources and Mineral Reserves. The Mineral Resources and Mineral Reserves are affected largely by the assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, and production costs. Metals prices used in estimating Mineral Resources and Mineral Reserves for the Company’s Production Stage Properties are based on conservative estimates of the average median consensus prices for each of the three years starting in 2026 through 2028 as provided by Bloomberg’s consensus commodity price forecast as at November 21, 2025. The 2028 consensus was used for the remaining life of mine. The Company’s assessment of Mineral Resources and Mineral Reserves at producing locations occurs at least annually. Mineral Reserves are a key component in the valuation of property, equipment, mine development, and related depletion and depreciation rates.

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

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. The Company’s estimates for Mineral Reserves is used in determining the UOP rates. The Company’s estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion, and amortization rates in future reporting periods. Productive lives of the assets range from 1 to 15 years, but do not exceed the useful life of the individual asset. Please see Item 8. Financial Statements —Note 1. Nature of Operations and Summary of Significant Accounting Policies for depreciation rates of major asset categories.

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

Rarely, in instances where material new information is discovered, management may utilize other assumptions such as future operating and capital costs, metal recoveries, production levels, commodity prices, Mineral Resource and Mineral Reserve quantities, engineering data, and other factors unique to each operation based on the life of mine plans. If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on stockpiles. A high degree of judgment is involved in determining such assumptions and estimates and no assurance can be given that actual results will not differ significantly from those estimates and assumptions.

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

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $18.4 million) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to use all legal avenues of protest, including filing a lawsuit with the Mexico court system if needed, to see that these adjustments are removed. Management believes the 2015 tax return was prepared correctly and that, as of December 31, 2025, the Company has no liability. Please also see Item 8. Financial Statements—Note 6. Income Taxes.

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

Foreign currency exchange rate fluctuations can increase or decrease the Company’s costs to the extent that it pays costs in currencies other than the U.S. dollar. The Company is primarily impacted by Mexican peso rate changes relative to the U.S. dollar, as the Company incurs some costs in the Mexican peso. When the value of the peso rises in relation to the U.S. dollar, some of the Company’s costs in Mexico may increase, thus materially adversely affecting the Company’s operating results. Alternatively, when the value of the peso drops in relation to the U.S. dollar, peso-denominated costs in Mexico will decrease in U.S. dollar terms. Future fluctuations may give rise to foreign currency exposure, which may affect the Company’s financial results. Approximately 40% to 50% of expenses are paid in currencies other than the U.S. dollar.

Gold Resource Corporation—Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2025, the Company held approximately 0.6 million Mexican pesos (or $32,000) and approximately 18,000 Canadian dollars (“C$”) (or $13,000). The Company has not utilized market-risk sensitive instruments to manage its exposure to foreign currency exchange rates. However, the Company may, in the future, actively manage its exposure to foreign currency exchange rate risk.

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

Interest Rate Risk

The Company considers its interest rate risk exposure to be insignificant at this time.

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

Shareholders and Board of Directors

Gold Resource Corporation

Denver, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gold Resource Corporation (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Concentrate sales

As described in Notes 1 and 4 to the consolidated financial statements, the Company recognized $92.0 million of revenue from concentrate sales, $0.6 million and $5.9 million of realized and unrealized gains, respectively, on embedded derivatives for the year ended December 31, 2025. Concentrate sales are initially recorded based on provisional sales prices, net of treatment and refining changes, at the time of delivery to the customer, at which point the performance obligations are satisfied and control of the product is transferred to the customer. Adjustments to the provisional sales prices are made to take into account the mark-to-market changes based on the forward prices of metal until final settlement

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

occurs. The changes in price between the provisional sales price and final sale prices are considered an embedded derivative that is required to be separated from the host contract for accounting purposes. The embedded derivative is adjusted to market through revenue each period prior to final settlement.

We identified revenue recognition of concentrate sales as a critical audit matter. The principal consideration for our determination is the judgment in estimating the value of consideration for concentrate sales, specifically the changes in metals prices between the time of delivery and final settlement. Auditing this judgment and estimate involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address the matter, including the need to involve personnel with specialized knowledge and skills.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of the Company’s internal controls over revenue recognition of concentrate sales.
•	Utilizing personnel with specialized skill and knowledge in valuation to obtain published forward metals pricing.
•

Assessing the reasonableness of management’s estimate for changes in metal prices between the time of delivery and final settlement with the customer by comparing it to the published forward metals pricing for the contracted quotational period of the customer contract.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2022.

Spokane, Washington

March 18, 2026

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share amounts)

		As of	As of
		December 31,	December 31,
	Note	2025	2024
ASSETS
Current assets:
Cash and cash equivalents		$25,011	$1,628
Accounts receivable, net		13,253	2,184
Inventories, net	5	8,234	6,940
Prepaid expenses and other current assets	7	2,784	5,828
Total current assets		49,282	16,580
Property, plant, and mine development, net	8	134,656	128,389
Other non-current assets	9	124	905
Total assets		$184,062	$145,874
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$7,360	$11,258
Mining royalty taxes payable, net		2,860	195
Accrued expenses and other current liabilities	10	7,043	3,031
Total current liabilities		17,263	14,484
Reclamation and remediation liabilities	12	10,184	10,669
Gold and silver stream agreements liability	11	90,930	74,432
Deferred tax liabilities, net	6	15,527	14,041
Contingent consideration	14	3,554	3,389
Other non-current liabilities	10	2,575	1,576
Total liabilities		140,033	118,591

Commitments and contingencies	14

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized: 161,767,412 and 95,324,949 shares outstanding at December 31, 2025 and December 31, 2024, respectively		162	96
Additional paid-in capital		138,458	115,319
Accumulated deficit		(87,536)	(81,077)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		44,029	27,283
Total liabilities and shareholders’ equity		$184,062	$145,874

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

for the years ended December 31, 2025 and 2024

(U.S. dollars in thousands, except share and per share amounts)

		For the year ended
		December 31,
	Note	2025	2024

Sales, net	4	$99,759	$65,726
Cost of sales:
Production costs		60,283	65,552
Depreciation and amortization		11,197	18,120
Reclamation and remediation		1,499	2,545
Total cost of sales		72,979	86,217
Mine gross profit (loss)		26,780	(20,491)
Costs and expenses:
General and administrative expenses		4,258	4,283
Mexico exploration expenses		1,857	1,959
Michigan Back Forty Project expenses		793	378
Stock-based compensation	18	1,147	677
Other expense, net	19	21,775	19,452
Total costs and expenses		29,830	26,749
Loss before income taxes		(3,050)	(47,240)
Income tax provision	6	3,409	9,261
Net loss		$(6,459)	$(56,501)
Net loss per common share:
Basic and diluted loss per common share	20	$(0.05)	$(0.61)

Weighted average shares outstanding:
Basic and diluted	20	137,319,804	91,949,110

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the years ended December 31, 2025 and 2024

(U.S. dollars in thousands, except share amounts)

	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2023	89,030,436	$89	$111,970	$(24,576)	$(5,884)	$(1,171)	$80,428
Stock-based compensation	-	-	647	-	-	-	647
Common stock issued for vested restricted stock units	196,991	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	6,510,914	7	2,733	-	-	-	2,740
Surrender of common stock for taxes due on vesting	(76,994)	-	(31)	-	-	-	(31)
Net loss	-	-	-	(56,501)	-	-	(56,501)
Balance, December 31, 2024	95,661,347	$96	$115,319	$(81,077)	$(5,884)	$(1,171)	$27,283
Stock-based compensation	-	-	344	-	-	-	344
Common stock issued for vested restricted stock units	504,810	-	-	-	-	-	-
Issuance of common stock, net of issuance costs (1)	25,139,655	25	8,615	-	-	-	8,640
Surrender of common stock for taxes due on net settlement	(284,529)	-	(93)	-	-	-	(93)
Equity settlement of PSUs and DSUs (2)	141,573	-	42	-	-	-	42
Registered Direct Offering (1)	26,736,108	27	7,468	-	-	-	7,495
Issuance of equity to settle the loan (1)	14,204,846	14	6,378	-	-	-	6,392
Warrants	-	-	385	-	-	-	385
Net loss	-	-	-	(6,459)	-	-	(6,459)
Balance, December 31, 2025	162,103,810	$162	$138,458	$(87,536)	$(5,884)	$(1,171)	$44,029

(1)	Please also see Note—15 Shareholder’s Equity for additional information.
(2)	Please also see Note—18 Stock-Based Compensation for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation—Audited Consolidated Financial Statements and Notes

GOLD RESOURCE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2025 and 2024

(U.S. dollars in thousands)

		For the year ended December 31,
	Note	2025	2024
Cash flows from operating activities:
Net loss		$(6,459)	$(56,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense		1,408	9,131
Depreciation and amortization		12,202	19,877
Stock-based compensation		1,147	677
Interest on streaming liabilities		16,498	13,245
Other operating adjustments, net	22	3,363	6,245
Changes in operating assets and liabilities:
Accounts receivable		(11,069)	2,151
Inventories		(1,486)	1,822
Prepaid expenses and other current assets		(563)	(470)
Other non-current assets		319	42
Accounts payable and other accrued liabilities		(271)	3,815
Cash settled liability awards		(33)	(67)
Mining royalty and income taxes payable, net		6,648	(594)
Net cash provided by (used in) operating activities		21,704	(627)

Cash flows from investing activities:
Capital expenditures		(21,060)	(7,621)
Proceeds from the sale of investments		854	1,178
Net cash used in investing activities		(20,206)	(6,443)
Cash flows from financing activities:
Net proceeds from note payable	13	6,114	-
Proceeds from ATM Program sales, net of issuance costs		8,640	2,740
Net proceeds from the Registered Direct Offerings		7,495	-
Other financing activities		(138)	(33)
Net cash provided by financing activities		22,111	2,707
Effect of exchange rate changes on cash and cash equivalents		(226)	(263)

Net increase (decrease) in cash and cash equivalents		23,383	(4,626)
Cash and cash equivalents at beginning of period		1,628	6,254
Cash and cash equivalents at end of period		$25,011	$1,628

Supplemental Cash Flow Information
Income and mining taxes (refunded) paid		$(4,134)	$1,104
Non-cash investing or financing activities:
Value of common shares issued for share-based compensation redemption		$161	$49
Value of common shares issued to extinguish term loan		$6,397	$-
Balance of capital expenditures in accounts payable		$1,012	$495
Balance of equipment financing		$500	$744
Change in estimate for asset retirement costs		$(2,634)	$512

The accompanying notes are an integral part of these consolidated financial statements.

Gold Resource Corporation

GOLD RESOURCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Recent Developments

On January 26, 2026, the Company announced that it has entered into a definitive arrangement agreement and plan of merger with Goldgroup Mining Inc., whereby Goldgroup has agreed to acquire all of the issued and outstanding shares of the Company’s common stock. For additional information, please see Item 1. Business—Recent Developments and Item 8. Financial Statements—Note 24. Subsequent Events.

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

Gold Resource Corporation

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

Accounts Receivable, net

Accounts receivable consists of trade receivables, which are recorded net of allowance for credit losses from the sale of doré and metals concentrates, as well as net of an embedded derivative based on mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Item 8. Financial Statements—Note 16. Derivatives and Item 8. Financial Statements—Note 21. Fair Value Measurement for additional information related to the embedded derivative. As of both December 31, 2025 and 2024, the allowance for credit losses was nil.

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

Range of Lives
Asset retirement costs	UOP
Furniture, computer and office equipment	3 to 10 years
Light vehicles and other mobile equipment	4 years
Machinery and equipment	UOP to 8 years
Mill facilities and related infrastructure	UOP to 4 years
Mine development and mineral interests	UOP
Buildings and infrastructure	UOP to 15 years

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

Gold Resource Corporation

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, receivables from provisional concentrate sales, and accounts payable approximate fair value because of the short maturity of those instruments. The Company elected the fair value measurement option as the measurement basis for the equity investment in the common shares of Green Light Metals. This investment was sold in 2025.

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

Gold Resource Corporation

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

In 2014, the Company became a production stage company and therefore, started capitalizing asset retirement costs along with the asset retirement obligation. Please see Item 8. Financial Statements—Note 12. Reclamation and Remediation for additional information.

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

Income and Mining Royalty Taxes

Income and Mining Royalty Taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating loss and foreign tax credit carryforwards using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets and liabilities are evaluated to determine if it is more likely than not that they will be realized. Deferred tax liabilities and deferred tax assets attributable to different tax-paying components of the entity or to different tax jurisdictions are not netted against each other. Please see Item 8. Financial Statements—Note 6. Income Taxes for additional information.

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

Currently 100% of the Company’s total net sales from operations are coming from the Arista and Alta Gracia Mines at DDGM, the Company’s Oaxaca, Mexico business segment. Sales revenues from significant customers as a percentage of sales for the years ended December 31, 2025 and 2024 were the following:

	For the year ended
	December 31,
	2025	2024
Customer A	87%	19%
Customer B	12%	48%
Customer C	-%	24%

The following table shows accounts receivable from significant customers as a percentage of total accounts receivable as of December 31, 2025 and 2024:

	As of	As of
	December 31,	December 31,
	2025	2024
Customer A	100%	28%
Customer B	-%	48%
Customer C	-%	24%

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

Gold Resource Corporation

2. New Accounting Pronouncements

Recently adopted accounting pronouncements

The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures in December 2023, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, and are applied prospectively with retrospective application permitted. The Company has retrospectively adopted the income tax disclosures required under this amendment in the year ended December 31, 2025 financial statements.

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

3. Liquidity

The Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date on which these financial statements are issued. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Based on the Company’s current business plan, expectations, and assumptions considering current macroeconomic conditions, as well as based on the Company’s current forecasts, the Company believes that its existing cash and cash equivalents and cash flows from operations will be sufficient to meet its anticipated operating cash needs for at least the next twelve months from the issuance date of these financial statements.

To improve its cash position, during the year ended December 31, 2025, the Company raised $2.5 million through a registered direct offering in January 2025. In February 2025, the Company sold its interest in Green Light Metals for $0.9 million in proceeds. On May 7, 2025, the Company received a tax refund of 79.6 million pesos (approximately $4.0 million) related to DDGM taxes paid in 2023. In September 2025, the Company closed on a second registered direct offering of $11.4 million for the sale of 25,315,954 shares of the Company’s common stock at a price of $0.45 per share. The Company issued 14,204,846 of these shares, for the fair value of approximately $6.4 million, to fully pay off the term loan received in June 2025 as a non-cash equity settlement. Please see Item 8. Financial Statements—Note 13. Loan Payable for additional information. During 2025, the Company raised approximately $8.6 million through its ATM Program, after deducting the agent’s commissions and other expenses. In connection with the loan agreement described in Item 8. Financial Statements—Note 13. Loan Payable, the Company has issued a common stock purchase warrant to an affiliate of one of the private investors for the purchase of up to 1,500,000 shares of the Company’s common stock at an exercise price per share of $0.65, the aggregate exercise proceeds of which may provide additional funds for the Company.

Gold Resource Corporation

4. Revenue

The Company derives its revenue from the sale of doré and concentrates. The following table presents the Company’s net sales disaggregated by source:

	For the year ended December 31,
	2025	2024

	(in thousands)
Doré sales, net
Gold	$1,213	$24
Silver	54	1
Less: Refining charges	(10)	(6)
Total doré sales, net	1,257	19
Concentrate sales
Gold	16,600	19,750
Silver	66,008	23,145
Copper	2,436	5,827
Lead	1,977	4,402
Zinc	8,360	17,313
Less: Treatment and refining charges	(3,382)	(5,700)
Total concentrate sales, net	91,999	64,737
Realized gain - embedded derivative, net (1)	602	1,231
Unrealized gain (loss) - embedded derivative, net	5,901	(261)
Total sales, net	$99,759	$65,726

(1)	Copper, lead, and zinc are co-products. In the realized gain - embedded derivative, net, there are $0.1 million loss and $0.4 million gain, respectively, related to these co-products for the years ended December 31, 2025 and 2024.

5. Inventories, net

At December 31, 2025 and 2024, inventories consisted of the following:

	As of	As of
	December 31,	December 31,
	2025	2024

	(in thousands)
Stockpiles - underground mine	$491	$73
Concentrates	2,301	902
Doré, net	-	169
Subtotal - product inventories	2,792	1,144
Materials and supplies (1)	5,442	5,796
Total	$8,234	$6,940
(1)	Net of reserve for obsolescence of $1.1 million and $0.7 million as of December 31, 2025 and 2024, respectively.

Gold Resource Corporation

6. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”) on a tax jurisdictional basis.

For financial reporting purposes, total loss before income taxes includes the following components:

	Years Ended December 31,
	2025	2024

	(in thousands)
U.S. operations	$(6,889)	$(8,257)
Foreign operations
Mexico	21,366	(38,983)
Canada	(17,527)	-
Total loss before income taxes	$(3,050)	$(47,240)

The Company’s total income tax provision consists of the following:

	Years ended December 31,
	2025	2024

	(in thousands)
Current taxes:
U.S. Federal income tax	$(7)	$-
U. S. State income tax	52	-
Foreign
Mexico income and mining taxes	1,964	67
Canada income tax	(8)	71
Total current taxes	$2,001	$138

Deferred taxes:
U.S. Federal income tax	$(603)	$(663)
Foreign
Mexico income and mining taxes	2,011	9,786
Total deferred tax provision	$1,408	$9,123
Total income tax provision	$3,409	$9,261

The Company made the following income and mining tax payments, net of refunds:

	Years Ended December 31,
	2025	2024

	(in thousands)
United States	$(7)	$-
Mexico	(4,056)	978
Canada	(71)	126
Total income and mining taxes (refunded) paid	$(4,134)	$1,104

Gold Resource Corporation

The provision for income taxes for the years ended December 31, 2025 and 2024 differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	For the year ended December 31,
	2025		2024
	(in thousands)%		(in thousands)%

Tax at U.S. federal statutory tax rate	$(640)	21.0	$(9,946)	21.0
State and local income taxes, net of federal income tax effect	38	(1.2)	18	-
Foreign tax effects
Mexico
Rate differential between Mexico and United States	1,923	(63.0)	(2,290)	4.8
Change in valuation allowances	(6,294)	206.4	18,864	(39.9)
Deduction for inflation in Mexico	(1,275)	41.8	(1,217)	2.6
Foreign exchange adjustments	219	(7.2)	112	(0.2)
Non-taxable or non-deductible items	1,482	(48.6)	770	(1.6)
Mining taxes	3,387	(111.0)	(683)	1.4
Other	48	(1.7)	(351)	0.7
Canada
Rate differential between Canada and United States	1,052	(34.5)	819	(1.7)
Change in valuation allowances	2,587	(84.8)	2,084	(4.4)
Other	33	(1.1)	28	(0.1)
Tax credits
Foreign tax credit expirations	859	(28.2)	-	-
Changes in valuation allowance	(136)	4.4	939	(2.0)
Nontaxable or nondeductible items
Share-based payment awards	107	(3.5)	158	(0.3)
Other adjustments	19	(0.6)	(44)	0.1
Tax provision at effective tax rate	$3,409	(111.8)	$9,261	(19.6)

Gold Resource Corporation

The following table sets forth deferred tax assets and liabilities:

	As of December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Tax loss carryforward	$34,161	$34,073
Property, plant, and mine development	8,085	8,221
Share-based compensation	171	90
Foreign tax credits	1,112	1,971
Inventory	429	230
Foreign Mining Tax	595	-
Accrued Expenses	2,461	1,442
Gold and silver stream agreements liability	15,663	11,248
Asset retirement obligations	3,857	4,082
Accounts payable	89	497
Unrealized loss on investments	-	675
Other	1,331	211
Total deferred tax assets	$67,954	$62,740
Valuation allowance	(58,500)	(56,510)
Deferred tax assets after valuation allowance	$9,454	$6,230
Deferred tax liabilities:
Property, plant, and mine development	(19,844)	(19,426)
Unbilled revenue	(2,833)	(834)
Other	(2,304)	(11)
Total deferred tax liabilities	$(24,981)	$(20,271)
Net deferred tax liability	$(15,527)	$(14,041)

In accordance with ASC 740, the Company presents deferred tax assets net of its deferred tax liabilities on its Consolidated Balance Sheets on a jurisdictional basis. The net deferred tax liability of $15.5 million as of December 31, 2025 shown in the table above is comprised of a $12.9 million deferred tax liability related to the U.S. entities and a $2.6 million deferred tax liability related to Don David Gold Mine S.A. de C.V. (“DDGM”) in Mexico. No net deferred tax balances exist in Canada due to the existence of a full valuation allowance.

The Company evaluates the evidence available to determine whether a valuation allowance is required on deferred tax assets. In accordance with applicable accounting rules, a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized, after considering all available evidence, both positive and negative. As of December 31, 2025 and 2024, the Company determined that a valuation allowance of $58.5 million and $56.5 million, respectively, was necessary due to the uncertain utilization of specific deferred tax assets, with $20.4 million and $20.2 million in U.S., $16.1 million and $18.9 million in Mexico, and $22.0 million and $17.4 million in Canada, respectively. As of December 31, 2025 and 2024, respectively, $32.2 million and $28.0 million is related to Aquila in the U.S. and Canada.

With respect to the Mexico corporate income tax, in 2024, the Company recorded a valuation allowance on the Mexico corporate income tax net deferred tax assets for $18.9 million due primarily to recent losses at the Mexico mine. In 2025, the Company utilized $3.0 million of its Mexico net operating loss deferred tax asset to offset corporate taxable income from its Mexico operations. The full valuation allowance of all remaining Mexico corporate income tax net deferred tax assets remains in place primarily due to cumulative losses in recent years. If the Mexico mine continues to operate profitably and cumulative losses in recent years is no longer present, the Company will evaluate whether reversing the full valuation allowance is appropriate at such time.

As discussed in the Mexico Mining Taxation section below, Mexico imposes a mining tax that is treated as an income tax. The Mexico mining tax is determined separately from corporate income tax. As of December 31, 2025, the Company recorded a partial valuation allowance of $0.9 million on the related deferred tax asset based on the nature of that asset. The remaining Mexico mining tax deferred tax assets are more likely than not expected to be realized through existing deferred tax liabilities associated with the Mexico mining tax.

Gold Resource Corporation

The following table shows the changes in the Company’s valuation allowance balances:

	Years Ended December 31,
	2025	2024

	(in thousands)
Valuation allowance - beginning balance	$56,510	$32,808
Additions charged to income tax expense	5,791	4,967
Increase due to initial valuation allowance placed on Mexico income tax	-	18,864
Increase related to Mexico foreign exchange rates	2,706	-
Decrease due to utilization of Mexico net operating loss carryforwards	(3,005)	-
Additional allowances taken or written off	(3,502)	(129)
Valuation allowance - ending balance	$58,500	$56,510

Of the total valuation allowance of $58.5 million and $56.5 million as of December 31, 2025 and 2024, respectively, $31.2 and $28.0 was primarily due to the uncertain utilization of net operating loss carryforwards, with $18.1 million and $17.2 million in U.S., $6.2 million and $7.9 million in Mexico, and $6.3 million and $6.1 million in Canada, respectively. As of December 31, 2025 and 2024, $15.6 million and $15.8 million, respectively, is related to Aquila in the U.S. and Canada.

At December 31, 2025, the Company has U.S. federal loss carryforwards of $87.6 million, of which $67.0 million have no expiration date, and $20.6 million that expire at various dates between 2027 and 2037; U.S. Foreign Tax Credits of $1.1 million that expire in 2026; state of Colorado tax loss carryforwards of $59.8 million, of which $29.1 million expire at various dates between 2026 and 2037 and $30.6 million that have no expiration; state of Michigan tax loss carryforwards of $20.6 million expiring at various dates between 2026 and 2035; Wisconsin tax loss carryforwards of $4.0 million expiring in 2042; Mexico tax loss carryforwards of $20.7 million expiring between 2033 and 2034; and Canadian tax loss carryforwards of $23.6 million that expire at various dates between 2026 and 2045.

Mexico Mining Taxation

Mining entities in Mexico are subject to two mining duties, in addition to the 30% Mexico corporate income tax: (i) a “special” mining duty of 8.5% of taxable income as defined under Mexican tax law (also referred to as “mining royalty tax”) on extraction activities performed by concession holders, and (ii) the “extraordinary” mining duty of 1.0% on gross revenue from the sale of gold, silver, and platinum. The mining royalty tax is generally applicable to earnings before income tax, depreciation, depletion, amortization, and interest. In calculating the mining royalty tax, there are no deductions related to depreciable costs from operational fixed assets, but prospecting and exploration expenses are amortized at 10% annually. Both duties are tax deductible for income tax purposes. As a result, the effective tax rate applicable to the Company’s Mexican operations is substantially higher than Mexico’s statutory rate.

On November 15, 2024, the Mexican government signed into law a rate increase of the “special” mining duty from 7.5% to 8.5% of the applicable taxable income, and for the “extraordinary” mining duty an increase from 0.5% to 1% on applicable gross revenue. The new tax rates became effective January 1, 2025.

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. in the form of dividends. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is reduced to 5% or 0% if certain requirements are met. In 2024, the Company paid $0.1 million withholding tax on dividends received from Mexico. At the end of 2024, the Company determined that it met requirements for a 0% withholding tax on dividends received from Mexico, and as a result, no dividend withholding taxes were required in 2025.

Other Tax Disclosures

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA permanently extends multiple tax provisions of the 2017 Tax Cuts and Jobs Act, as well as repeals, modifies, and introduces various other tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others

Gold Resource Corporation

implemented through 2027. The Company does not anticipate the bill will have a material impact on the consolidated financial statements.

The Company files U.S. and various state income tax returns, as well as foreign income tax returns in Canada and Mexico, with varying statutes of limitations. In general, the statute of limitations is three years in the United States and in Canada. However, the Company has net operating loss and tax credit carryforward balances beginning in the tax year ended December 31, 2007 for the United States and in the tax year ended December 31, 2006 for Canada. As a result, all tax years since 2007 remain open to examination in the United States and all tax years since 2006 remain open to examination in Canada. In Mexico, the statute of limitations is generally five years, which currently is 2019 and forward. The Company is under audit in Mexico for the tax year ended December 31, 2015. All other years are closed to inspection outside of the standard statute of limitations window in Mexico.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $18.4 million as of December 31, 2025) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. If necessary, management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system, if necessary, to ensure that these adjustments are removed. Management believes the position taken on the 2015 income tax return meets the more-likely-than-not threshold and that as of December 31, 2025 and December 31, 2024, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and related interest and penalties within income tax (benefit) provision.

7. Prepaid Expenses and Other Current Assets

At December 31, 2025 and 2024, prepaid expenses and other current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2025	2024

	(in thousands)
Advances to suppliers	$1,080	$46
Prepaid insurance	1,106	1,121
Prepaid income tax	-	3,906
Other current assets	598	755
Total	$2,784	$5,828

IVA taxes receivable, net is a value added (“IVA”) tax in Mexico assessed on purchases of materials and services and sales of products. Likewise, businesses owe IVA taxes as the business sells a product and collects IVA taxes from its customers. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax receivable or payable, since there is a legal right of offset of IVA taxes. As of December 31, 2025, this resulted in a liability balance of $1.4 million, which is included in taxes payable, net within the table in Item 8. Financial Statements —Note 10. Accrued Expenses and Other Liabilities, and as of December 31, 2024, this resulted in an asset balance of $0.5 million, which is included in other current assets in the table above.

Gold Resource Corporation

8. Property, Plant and Mine Development, net

At December 31, 2025 and 2024, property, plant and mine development consisted of the following:

	As of	As of
	December 31,	December 31,
	2025	2024

	(in thousands)
Asset retirement costs (“ARO asset”)	$4,106	$6,740
Construction-in-progress	4,020	1,165
Furniture and office equipment	1,855	1,722
Land	9,033	9,033
Mineral interest	79,543	79,543
Light vehicles and other mobile equipment	2,371	2,118
Machinery and equipment	47,582	44,858
Mill facilities and infrastructure	36,524	36,463
Mine development	136,089	120,906
Software and licenses	1,554	1,554
Subtotal	322,677	304,102
Accumulated depreciation and amortization	(188,021)	(175,713)
Total	$134,656	$128,389

An asset retirement adjustment of $2.6 million was recognized on December 31, 2025 due to changes in estimates in the reclamation model, also decreasing the asset retirement obligations. Please see Item 8. Financial Statements —Note 12. Reclamation and Remediation for additional information.

Gold Resource Corporation

9. Other Non-current Assets

At December 31, 2025 and 2024, other non-current assets consisted of the following:

	As of	As of
	December 31,	December 31,
	2025	2024

	(in thousands)
Investment in Green Light Metals	-	852
Other non-current assets	124	53
Total	$124	$905

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

10. Accrued Expenses and Other Liabilities

At December 31, 2025 and 2024, accrued expenses and other current and non-current liabilities consisted of the following:

	As of	As of
	December 31,	December 31,
	2025	2024

	(in thousands)
Accrued royalty payments	$800	$650
Accrual for short-term incentive plan	835	701
Liability for Aquila drillhole plugging	8	8
Share-based compensation liability - current	-	33
Equipment financing	437	744
Taxes payable, net (1)	1,407	-
Employee profit sharing obligation	880	5
Employee withholdings and taxes payable	2,597	846
Other payables	79	44
Total accrued expenses and other current liabilities	$7,043	$3,031

Accrued non-current labor obligation	$1,431	$1,251
Stock-based compensation liability	1,032	318
Other lease liability	49	-
Other long-term liabilities	63	7
Total other non-current liabilities	$2,575	$1,576

(1)	Taxes payable, net includes IVA tax in Mexico, assessed on purchases of materials and services and sales of products. Likewise, businesses owe IVA taxes as they sell a product and collect IVA taxes from their customers. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax receivable or payable, since there is a legal right of offset of IVA taxes. As of December 31, 2025, this resulted in a liability balance of $1.4 million, which is included in accrued expenses and other liabilities in the table above, and as of December 31, 2024, this resulted in an asset balance of $0.5 million, which is included in other current assets, within the table in Item 8. Financial Statements —Note 7. Prepaid Expenses and Other Current Assets.

Gold Resource Corporation

Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP.

As of December 31, 2025, $0.9 million was recorded for PTU payments in current liabilities and production costs, as well as $1.4 million for statutory employee severance benefits in other long-term liabilities and other expenses. As of December 31, 2024, $5 thousand was recorded for PTU payments in current liabilities and production costs, as well as $1.3 million for statutory employee severance benefits in other long-term liabilities and other expenses.

PSU and DSU awards contain a cash settlement feature and are therefore classified as liability instruments and are marked to fair value each reporting period. Please see Item 8. Financial Statements —Note 18. Stock-Based Compensation for additional information.

11. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Osisko Stream Agreements as of December 31, 2025 and 2024:

	As of	As of
	December 31,	December 31,
	2025	2024

	(in thousands)
Liability related to the Osisko Gold Stream Agreement	$40,397	$33,067
Liability related to the Osisko Silver Stream Agreement	50,533	41,365
Total liability	$90,930	$74,432

The Osisko Stream Agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary, Aquilla Resources Inc., defaults under the Osisko Stream Agreements, including by failing to acquire the required permits and achieve commercial production by the agreed upon dates, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If the subsidiary fails to do so, Osisko may elect to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Streaming Agreement

In November 2017, Aquila entered into a stream agreement with Osisko, pursuant to which Osisko agreed to commit approximately $55.0 million to Aquila through a gold stream purchase agreement (the “Osisko Gold Stream Agreement”). In June 2020, Aquila amended the Osisko Gold Stream Agreement, reducing the total committed amount to $50.0 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila received a total of $20.0 million of the funds committed at the time of the Company’s acquisition. Remaining deposits from Osisko are $5.0 million upon receipt of permits required for the development and operation of the Back Forty Project and $25.0 million upon the first drawdown of an appropriate project debt finance facility. Osisko has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of the Company. The initial term of the Osisko Gold Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Gold Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2025. In March 2024, the Company secured an amendment to the Osisko Gold Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026. The amended Osisko Gold Stream Agreement requires the Company’s subsidiary to obtain all material permits necessary for the construction and operation of the Back Forty Project by June 20, 2026, with a grace period through November 30, 2026. If such permits are not obtained on time, the Company’s subsidiary may default on the streaming agreement and all funds, including interest, become due immediately or Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Gold Resource Corporation

The $20.0 million received from Osisko pursuant to the Osisko Gold Stream Agreement through December 31, 2025 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum at December 31, 2025 and 2024. As the remaining $30.0 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Consolidated Balance Sheets.

Per the terms of the Osisko Gold Stream Agreement, Osisko will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company’s subsidiary has delivered 105,000 gold ounces (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Stream Agreement, Osisko will pay the Company’s subsidiary ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko. Please see Item 8. Financial Statements —Note 14. Commitments and Contingencies for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with Osisko to purchase 85% of the silver produced and sold at the Back Forty Project (the “Osisko Silver Stream Agreement”). A total of $17.2 million has been advanced under the Osisko Silver Stream Agreement as of December 31, 2025. There are no future deposits remaining under the Osisko Silver Stream Agreement. The initial term of the Osisko Silver Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Silver Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of December 31, 2025. In March 2024, the Company secured an amendment to the Osisko Silver Stream Agreement that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026. The amended Osisko Silver Stream Agreement requires the Company’s subsidiary to obtain all material permits necessary for the construction and operation of the Back Forty Project by June 20, 2026, with a grace period through November 30, 2026. If such permits are not obtained on time, the Company’s subsidiary may default on the streaming agreement and all funds, including interest, become due immediately or Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Per the terms of the Osisko Silver Stream Agreement, Osisko will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4.00 per ounce of silver. Where the market price of silver is greater than $4.00 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from Osisko pursuant to the Osisko Silver Stream Agreement through December 31, 2025 is shown as a long-term liability on the Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum at December 31, 2025 and 2024. Please see Item 8. Financial Statements—Note 14. Commitments and Contingencies for additional information.

Gold Resource Corporation

12. Reclamation and Remediation

The following table presents the changes in the Company’s reclamation and remediation obligations for the years ended December 31, 2025 and 2024:

	2025	2024

	(in thousands)
Reclamation liabilities – balance at beginning of period	$1,839	$2,233
Foreign currency exchange loss (gain)	260	(394)
Reclamation liabilities – balance at end of period	2,099	1,839

Asset retirement obligation – balance at beginning of period	8,838	9,562
Changes in estimate (1)	(2,634)	512
Liability for Aquila drillhole plugging	98	(329)
Accretion	499	793
Foreign currency exchange loss (gain)	1,292	(1,700)
Asset retirement obligation – balance at end of period	8,093	8,838
Total period end balance	$10,192	$10,677
(1)	In 2025, the Company updated its closure plan study, which resulted in a $2.6 million decrease in the estimated liability and ARO asset. In 2024, the Company updated its closure plan study to include current disturbances, which resulted in a $0.5 million increase in the estimated liability and ARO asset.

The following table presents the reclamation and remediation obligations as of December 31, 2025 and December 31, 2024:

	As of	As of
	December 31,	December 31,
	2025	2024

	(in thousands)
Current reclamation and remediation liabilities (1)	$8	$8
Non-current reclamation and remediation liabilities	10,184	10,669
Total	$10,192	$10,677
(1)	The current portion of reclamation and remediation liabilities related to drill hole plugging in Aquila, Michigan, are included in Accrued expenses and other current liabilities. Please see Item 8. Financial Statements—Note 10. Accrued Expenses and Other Liabilities for additional information.

The Company’s undiscounted reclamation liabilities of $2.1 million and $1.8 million as of December 31, 2025 and 2024, respectively, are related to DDGM in Mexico. These represent reclamation liabilities that were expensed through 2013 before proven and probable Mineral Reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of the property, plant, and mine development.

 The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in property, plant, and mine development, post-2013 development stage status, which were discounted using a credit adjusted risk-free rate of 9%. As of December 31, 2025 and 2024, the Company’s asset retirement obligation was $8.1 million and $8.8 million, respectively.

13. Loan Payable

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

Gold Resource Corporation

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

On September 3, 2025, the Company fully paid its outstanding term loan liability balance of $5.9 million, along with applicable interest, by issuing 14,204,846 shares of its common stock. The common stock issued had an aggregate fair value of approximately $6.4 million, based on the average spot price of the Company’s common stock on August 20, 2025. As a result, the Company recognized a loss on the extinguishment of the debt of $0.5 million, recognized in other expense, net. Please see Item 8. Financial Statements—Note 19. Other Expense, Net for additional information.

14. Commitments and Contingencies

As of December 31, 2025 and 2024, the Company had equipment purchase commitments aggregating approximately $4.3 million and $1.5 million, respectively.

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
c.	C$2.0 million payable in cash 270 days after the commencement of commercial production; and
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

The total value of the contingent consideration as of December 31, 2025 and 2024 was $3.6 million and $3.4 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. While the likelihood of milestone payments did not change from the year ended December 31, 2024 to December 31, 2025, the timing of expected commercial production was extended by one year, thus the timing of the payments was likewise shifted to begin one year later. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Consolidated Statements of Operations.

Gold Resource Corporation

The following table shows the change in the balance of the contingent consideration for the year ended December 31, 2025 and for the year ended December 31, 2024:

	2025	2024

	(in thousands)
Beginning Balance of contingent consideration:
Non-current contingent consideration	$3,389	$3,404

Change in value of contingent consideration - non-current	165	(15)

Ending Balance of contingent consideration:
Non-current contingent consideration	$3,554	$3,389

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

On December 10, 2021, the Company acquired Aquilla Resource Inc which had substantial liabilities that relate to the Osisko Stream Agreements. Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The Osisko Stream Agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary defaults under the Osisko Stream Agreements, including failing to obtain the required permits or achieve commercial production at a future date, Aquila Resource Inc. may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If Aquila fails to do so, Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

15. Shareholders’ Equity

The Company’s At-The-Market Offering  Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019, was renewed in June 2023, pursuant to which the Agent agreed to act as the Company’s sales agent with respect to the offer and sale from time to time of the Company’s common stock having an aggregate gross sales price of up to $75.0 million (the “ATM Program”). During the year ended December 31, 2025, an aggregate of 25,139,655 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of $8.6 million after deducting agent’s commissions and other fees. During the year ended December 31, 2024, 6,510,914 shares of the Company’s common stock were sold and settled through the ATM Program for net proceeds to the Company of $2.7 million after deducting agent’s commissions and other fees.

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

Gold Resource Corporation

These warrants qualified for equity accounting and were valued using a Black-Scholes model, with the significant input assumptions being an expected term of 2 years, 96.2% annualized volatility, 3.7% risk-free interest rate, and 0% dividend yield.

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

The following table summarizes the Company’s unsettled sales contracts at December 31, 2025, with the quantities of metals under contract subject to final pricing occurring through March 2026:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	2,508	909,332	107	317	1,290
Average forward price (per ounce or tonne)	$4,038	$51.53	$10,865	$1,960	$3,025
Unsettled sales contracts value (in thousands)	$10,127	$46,858	$1,163	$621	$3,902	$62,671

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

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing PTU payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Item 8. Financial Statements —Note 10. Accrued Expenses and Other Liabilities for additional information.

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

Gold Resource Corporation

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

The Company’s STIP provides for an annual cash bonus payable upon achievement of specified performance metrics for its management team. As of December 31, 2025, the Company accrued $0.5 million in accrued expenses and other current liabilities related to the STIP program. As of December 31, 2024, the Company accrued $0.7 million in accrued expenses and other current liabilities related to the program.

Stock-Based Compensation Expense

Stock-based compensation expense for stock options, RSUs, PSUs, and DSUs is as follows:

	For the year ended December 31,
	2025	2024

	(in thousands)
Stock options	$-	$22
Restricted stock units	344	625
Performance share units	190	50
Deferred share units	613	(20)
Total	$1,147	$677

The estimated unrecognized stock-based compensation expense from unvested RSUs, as of December 31, 2025, was $0.2 million and is expected to be recognized over the weighted average remaining periods of 0.88 years. As DSUs are vested immediately at grant, the full amount of fair value is recognized as expense at the time of grant. In addition, a mark-to-market adjustment due to fluctuation of share price is recognized at the end of each period related to the DSUs. The fair value of the PSUs is recognized over their vesting period of three years, and similarly to the DSUs, a mark-to-market adjustment due to fluctuation of the share price, as well as due to changes in the performance, is recognized at the end of each period related to the proportionate number of units based on passage of time.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2025 and 2024 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	840,612	$2.99	7.36	$-
Granted, Exercised, Expired, or Forfeited	-	-
Outstanding as of December 31, 2024	840,612	$2.99	6.37	$-
Expired	(80,204)	2.41
Outstanding as of December 31, 2025	760,408	$3.05	5.28	$-

Vested and exercisable as of December 31, 2025	760,408	$3.05	5.28	$-

During the years ended December 31, 2025 and 2024, no stock options were granted or exercised.

Gold Resource Corporation

The following table summarizes information about stock options outstanding as of December 31, 2025:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$0.00 - $2.50	160,408	6.22	$2.41	160,408	$2.41
$2.51 -$5.00	600,000	5.03	$3.22	600,000	$3.22
	760,408	5.28	$3.05	760,408	$3.05

Restricted Stock Units

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2025 and 2024 is presented below:

	Restricted Stock Units	Fair Value (in thousands)	Weighted Average Remaining Contractual Term (in years)	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2023	847,255	$319	1.93	$1.17
Granted	832,091			0.56
Granted in lieu of bonus	637,929			0.56
Vested but not redeemed (deferred)	(134,257)			1.46
Vested and redeemed	(119,997)			1.21
Vested and withheld for net settlement	(76,994)			1.26
Forfeited	(54,769)			0.95
Nonvested as of December 31, 2024	1,931,258	$444	1.78	$0.69
Vested but not redeemed (deferred)	(256,004)			0.60
Vested and redeemed	(295,614)			0.87
Vested and withheld for net settlement	(209,196)			0.91
Forfeited	(387,861)			0.63
Nonvested as of December 31, 2025	782,583	$648	0.88	$0.61

RSUs of nil and 1,470,020, respectively, were granted during the years ended December 31, 2025 and 2024. The weighted average grant date fair value per share of RSUs granted during the years ended December 31, 2025 and 2024 was nil and $0.56, respectively. The grant date fair value of RSUs is determined by the 20-day volume-weighted average price of the Company’s common shares at grant date. During the years ended December 31, 2025 and 2024, 760,814 and 331,248 RSUs vested, with a fair value of $0.2 million and $0.1 million, respectively.

Gold Resource Corporation

Performance Stock Units

A summary of PSU activity under the Incentive Plan for the years ended December 31, 2025 and 2024 is presented below:

	Performance Share Units	Liability Balance (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	880,926	$164	$1.45
Granted	682,367		0.56
Redeemed	(201,258)		2.10
Forfeited	(33,113)		0.90
Outstanding as of December 31, 2024 (1)	1,328,922	$148	$0.91
Redeemed (2)	(283,460)		1.75
Withheld for net settlement	(48,066)		0.90
Forfeited	(262,228)		0.61
Outstanding as of December 31, 2025 (1)	735,168	$248	$0.69

(1)	As of December 31, 2023, the 0.9 million outstanding PSUs included 0.3 million PSUs that were vested in 2023 but redeemed only in 2024. As of December 31, 2024, the 1.3 million outstanding PSUs included 0.2 million PSUs that were vested in 2024 but redeemed only in 2025. As of December 31, 2025, the 0.7 million outstanding PSUs included 0.3 million PSUs that were vested in 2025 but not yet redeemed.
(2)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 90,331 of PSUs held by Mr. Reyes as of the date of his separation were immediately vested and paid out to Mr. Reyes in shares of the Company’s common stock in the amount equal to the value of such PSUs to which Mr. Reyes would have been entitled as if 100% of the target performance measures related to such PSUs were achieved. The PSUs were settled by issuing 42,265 shares of common stock, with 48,066 PSUs forfeited for taxes.

Starting in 2022, the Company’s Board of Directors approved granting PSUs to the Company’s management team. PSUs cliff vest in three years based on the relative total shareholder return of a predetermined peer group and are expected to be settled in cash. These awards contain a cash settlement feature and are therefore classified as liability and are marked to fair value each reporting period based on the relative total shareholder return of a predetermined peer group and the Company’s stock price. As of December 31, 2025 and 2024, the Company has liability of $0.2 million and $0.1 million, respectively, related to PSUs.

PSUs of nil and 682,367, respectively, were granted during the years ended December 31, 2025 and 2024, with weighted average grant date fair value of nil and $0.56 per unit, respectively. The grant date fair value of PSUs is determined by the 20-day volume-weighted average price of the Company’s common shares at grant date. During the year ended December 31, 2025, 283,460 PSUs were redeemed, with a cash payout of $0.1 million, which was the fair value. During the year ended December 31, 2024, 201,258 PSUs were redeemed, with a cash payout of $0.1 million, which was the fair value. PSUs of 262,228 and 33,113, respectively, were forfeited during the years ended December 31, 2025 and 2024.

Gold Resource Corporation

Deferred Stock Units

A summary of DSU activity under the Incentive Plan for the years ended December 31, 2025 and 2024 are presented below:

	Deferred Stock Units	Liability Balance (in thousands)	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	586,291	$223	$1.36
Granted in lieu of board fees	297,093		0.32
Outstanding as of December 31, 2024	883,384	$203	$1.01
Granted in lieu of board fees	115,228		0.68
Redeemed (1)	(23,975)		0.90
Withheld for net settlement	(27,267)		0.90
Outstanding as of December 31, 2025	947,370	$784	$0.97
(1)	In connection with the departure of Alberto Reyes, the Company’s former Chief Operating Officer, 51,242 outstanding DSUs were paid out to Mr. Reyes in shares of the Company’s common stock by issuing 23,975 common shares, with 27,267 DSUs forfeited for taxes.

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

DSUs are vested immediately at grant and are redeemable in cash or shares—at the discretion of the Company—at the earlier of 10 years or upon the eligible directors’ termination and expected to be paid in cash. Termination is deemed to occur on the earliest of (1) the date of voluntary resignation or retirement of the director from the Board; (2) the date of death of the director; or (3) the date of removal of the director from the Board whether by shareholder resolution, failure to achieve re-election, or otherwise; and on which date the director is not a director or employee of the Company or any of its affiliates. These awards contain a cash settlement feature and are therefore classified as a liability and are marked to fair value each reporting period. As of December 31, 2025 and 2024, the Company has $0.8 million and $0.2 million, respectively, of other non-current liability related to the DSUs, based on the fair value of the Company’s stock price.

DSUs of 115,228 and 297,093 were granted to the Board of Directors in lieu of board fees at their request during the years ended December 31, 2025 and 2024, respectively. The weighted average grant date fair value per share of DSUs granted during the years ended December 31, 2025 and 2024 was $0.68 and $0.32, respectively. The grant date fair value of DSUs is determined by the 20-day volume-weighted average price of the Company’s common shares at grant date. During the year ended December 31, 2025, 23,975 DSUs were redeemed with a fair value of $0.1 million, and no DSUs were redeemed during the year ended December 31, 2024.

Gold Resource Corporation

19. Other Expense, net

During the years ended December 31, 2025 and 2024, other expense, net consisted of the following:

	For the year ended December 31,
	2025	2024

	(in thousands)
Unrealized currency exchange loss	$1,769	$2,225
Realized currency exchange loss	646	245
Realized and unrealized gain from gold and silver rounds, net	(92)	(34)
Realized and unrealized loss from sale of investments (1)	1	3,001
Loss on disposal of fixed assets	3	4
Interest on streaming liabilities (2)	16,498	13,245
Severance	459	674
Interest on note payable	181	-
Loss on loan payoff	479	-
Other expense	1,831	92
Total	$21,775	$19,452
(1)	In the first quarter of 2025, through its subsidiary, Aquila Resources USA Inc., the Company entered into a share purchase agreement with multiple purchasers to sell all of its interest in the Green Light Metals shares, for C$0.10 per share, for total net proceeds of C$1.2 million ($0.9 million), which was received on February 11, 2025. As of December 31, 2024, the fair value of the investment was $0.9 million. Further, on September 23, 2024, all the common shares of Maritime were sold in a private placement transaction for C$0.034 per share to a related party, Dundee Corporation, for total proceeds of C$1.6 million (or $1.2 million).
(2)	Periodic interest expense is based on a fixed market rate of interest which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements.

20. Net Loss per Common Share

Basic loss per common share is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted Loss per common share is calculated based on the assumption that stock options outstanding, which have an exercise price less than the average market price of the Company’s common stock during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period. All of the Company’s restricted stock units are considered to be anti-dilutive because of the net loss. As of December 31, 2025 and 2024, restricted stock units of 1.3 million and 2.2 million, respectively, with no exercise price were outstanding but had no dilutive effect due to the net loss. Deferred share units and performance share units are accounted for as liability instruments, as the Company is expecting to settle these in cash. However, the Company has the option to elect to settle the deferred share units and performance share units in equity. As of December 31, 2025 and 2024, deferred share units of 0.9 million and 0.9 million, respectively, with no exercise price were outstanding but had no dilutive effect due to the net loss. As of December 31, 2025 and 2024, performance share units of 0.7 million and 1.3 million, respectively, with no exercise price were outstanding but had no dilutive effect due to the net loss. As of December 31, 2025, the Company had outstanding warrants of 1.5 million, with a weighted average exercise prices of $0.65, which had no dilutive effect due to the net loss. As of December 31, 2024, the Company had no outstanding warrants.

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at weighted average exercise prices of $3.05 were outstanding as of December 31, 2025 but had no dilutive effect due to the net loss. Options to purchase 0.8 million shares of common stock at weighted average exercise prices of $2.99 were outstanding as of December 31, 2024 but had no dilutive effect due to the net loss. Additionally, the exercise price of the options exceeded the average price of the Company’s common stock during both of those periods, and therefore those options were anti-dilutive.

Gold Resource Corporation

Basic and diluted net loss per common share is calculated as follows:

	For the year ended
	December 31,
	2025	2024
Numerator:
Net loss (in thousands)	$(6,459)	$(56,501)

Denominator:
Basic and diluted weighted average common shares outstanding	137,319,804	91,949,110

Basic and diluted net loss per common share	$(0.05)	$(0.61)

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of December 31, 2025 and 2024:

	As of	As of
	December 31,	December 31,	Input Hierarchy Level
	2025	2024

	(in thousands)
Cash equivalents	$22,141	$20	Level 1
Accounts receivable, net	$13,253	$2,184	Level 2
Investment in equity securities-Green Light Metals	$-	$852	Level 3

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash equivalents: Cash equivalents primarily consist of a sweep account into money market funds, which are held at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. At December 31, 2025 and 2024, the Company had

Gold Resource Corporation

an unrealized gain of $5.9 million and an unrealized loss of $7 thousand, respectively, included in its accounts receivable on the accompanying Consolidated Balance Sheets related to mark-to-market adjustments. Please see Item 8. Financial Statements —Note 16. Derivatives for additional information.

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

Gains and losses related to changes in the fair value of embedded derivates (in thousands) in accounts receivable were included in the Company’s Consolidated Statements of Operations as shown in the following:

		For the year ended December 31,		Statements of Operations Classification
		2025	2024
	Note
Realized and unrealized derivative gain, net	16	$6,503	$970	Sales, net

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives, net (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2025
Realized gain (loss)	$267	$421	$4	$(10)	$(79)	$603
Unrealized gain	338	5,504	34	20	4	5,900
Total realized/unrealized derivatives, net	$605	$5,925	$38	$10	$(75)	$6,503

	Gold	Silver	Copper	Lead	Zinc	Total
For the year ended December 31, 2024
Realized gain	$463	$351	$83	$18	$316	$1,231
Unrealized (loss) gain	(46)	(47)	(29)	8	(147)	(261)
Total realized/unrealized derivatives, net	$417	$304	$54	$26	$169	$970

Gold Resource Corporation

22. Supplementary Cash Flow Information

During the years ended December 31, 2025 and 2024, other operating adjustments and write-downs within the net cash provided by operations on the Consolidated Statements of Cash Flows consisted of the following:

	For the year ended December 31,
	2025	2024

	(in thousands)
Unrealized gain on gold and silver rounds	$(92)	$(31)
Unrealized foreign currency exchange loss	1,769	2,225
Unrealized loss on investments	-	2,446
Loss on disposition of fixed assets	3	4
Increase in reserve for inventory	422	168
Other, net	1,261	1,433
Total other operating adjustments, net	$3,363	$6,245

23. Segment Reporting

The Company has organized its operations into two operating segments: Oaxaca, Mexico, and Michigan, U.S.A. Oaxaca, Mexico represents the Company’s only operating segment with a production stage property that produces gold and silver doré and copper, lead, and zinc concentrates that also contain gold and silver. Michigan, U.S.A. is an advanced exploration stage property with no current metal production. Intercompany revenue and expense amounts have been eliminated within each segment in order to report the net income (loss) before income taxes on the basis that the chief operating decision maker (“CODM”) uses internally for evaluating segment performance. The Company’s business activities that are not considered distinct segments are included in the reconciliation under the title Corporate and Other.

The Company’s operating segments reflect the way in which internally-reported financial information is used to make decisions and allocate resources. The Chief Executive Officer, who is considered to be the CODM, reviews financial information presented on both a consolidated and an operating segment basis for purposes of making decisions and assessing financial performance. Net income or loss before income taxes is the measure of segment profit or loss that is regularly reviewed and is most consistent with the measurement principles used in the consolidated financial statements. The significant expenses reviewed by the CODM are production costs, depreciation and amortization, reclamation and remediation, exploration expense, and other expense, net. The CODM uses this information to assess current and/or future performance expectations, and the result of this assessment may be a reallocation of financial and/or non-financial resources among the reportable segments.

Gold Resource Corporation

The following tables provide a summary of financial information related to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Total Reportable Segments	Corporate and Other	Total
For the year ended December 31, 2025
Sales, net	$99,759	$-	$99,759	$-	$99,759
Production costs	60,283	-	60,283	-	60,283
Depreciation and amortization	11,085	104	11,189	8	11,197
Reclamation and remediation	1,499	-	1,499	-	1,499
Exploration expense	1,857	793	2,650	-	2,650
G&A expenses, including Stock-based compensation	-	-	-	5,405	5,405
Other expense, net (1)	3,669	16,644	20,313	1,462	21,775
Income (loss) before income taxes	$21,366	$(17,541)	$3,825	$(6,875)	$(3,050)

Total assets as of December 31, 2025	$71,877	$89,383	$161,260	$22,802	$184,062
Expenditures for long-lived assets	$21,333	$-	$21,333	$-	$21,333

	Oaxaca, Mexico	Michigan, USA	Total Reportable Segments	Corporate and Other	Total
For the year ended December 31, 2024
Sales, net	$65,726	$-	$65,726	$-	$65,726
Production costs	65,552	-	65,552	-	65,552
Depreciation and amortization	17,982	109	18,091	29	18,120
Reclamation and remediation	2,545	-	2,545	-	2,545
Exploration expense	1,959	378	2,337	-	2,337
G&A expenses, including Stock-based compensation	-	-	-	4,960	4,960
Other expense, net (1)	3,013	16,078	19,091	361	19,452
Loss before income taxes	$(25,325)	(16,565)	$(41,890)	$(5,350)	$(47,240)

Total assets as of December 31, 2024	$54,999	$90,378	$145,377	$497	$145,874
Expenditures for long-lived assets	$8,646	$-	$8,646	$-	$8,646

(1)	Please see Item 8. Financial Statements—Note 19. Other Expense, net for additional information.

Gold Resource Corporation

24. Subsequent Events

On January 26, 2026, the Company announced that it has entered into a definitive arrangement agreement and plan of merger (the “Arrangement Agreement”) with Goldgroup Mining Inc. (“Goldgroup”), whereby Goldgroup has agreed to acquire all of the issued and outstanding shares of the Company’s common stock (the “Transaction”).

Pursuant to the Arrangement Agreement, the Company’s stockholders will receive 1.4476 common shares of Goldgroup for each share of the Company’s common stock (adjusted to 0.3619 common shares of Goldgroup for each share of the Company’s common stock as a result of a four-for-one share consolidation to be completed by Goldgroup prior to closing).

The Transaction is expected to close in the second quarter of 2026, subject to customary closing conditions (including approval by the stockholders of each of the Company and Goldgroup and approval by the Mexican National Antitrust Commission).

Gold Resource Corporation

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the material weakness reported in the Annual Report on Form 10-K for the year ended December 31, 2024 on April 8, 2025 was remediated and the disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, any system of internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements due to the possibility that a control can be circumvented or overridden or that misstatements due to error or fraud may occur that are not detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013) and concluded that, after implementing the remediation plan as described below, the Company has maintained effective internal control over financial reporting as of December 31, 2025 based on the COSO criteria.

Remediation of Previously Reported Material Weakness

As previously disclosed in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in its internal control over financial reporting as management did not have adequate policies and procedures to maintain effective internal control over the accounting treatment of complex areas. During the year ended December 31, 2025, the Company implemented the following measures designed to improve its internal control over financial reporting and to remediate the deficiencies that led to this material weakness:

●	The Company designed and implemented controls over the evaluation of non-routine, unusual, or complex transactions that are subject to technical accounting standards and significant judgment or differences in interpretation in reaching technical accounting conclusions, including the involvement of outside third-party accounting experts.
●	The Company designed and implemented controls over its technical accounting conclusions to require various quality control reviews prior to finalization for non-routine, unusual, or complex transactions that are subject to significant judgment or differences in interpretation.

Management has completed its testing of the design and operating effectiveness of these newly implemented controls. Based on this testing, the Company has concluded that these controls are operating effectively and that the previously identified material weakness has been remediated as of December 31, 2025.

Gold Resource Corporation

Changes in Internal Control over Financial Reporting

Other than discussed above, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Gold Resource Corporation

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the information to be contained in the Proxy Statement for the 2026 Annual Meeting of Shareholders (“2026 Proxy Statement”), which the Company will file within 120 days after the end of the fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information to be contained in the 2026 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information to be contained in the 2026 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the information to be contained in the 2026 Proxy Statement.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the information to be contained in the 2026 Proxy Statement.

Gold Resource Corporation

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with or incorporated by referenced in this report:

Item No.	Description

2.1

Arrangement Agreement and Plan of Merger, dated as of January 25, 2026, between Gold Resource Corporation, Goldgroup Mining Inc. and Goldgroup Merger Sub Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026).

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

10.14	Aquila and Osisko - Amended and Restated Gold Purchase Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

10.15	Aquila and Osisko - Amended and Restated Silver Purchase Agreement (incorporated by reference from Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022).

10.16	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2025).

10.17	Form of Voting and Support Agreement, dated as of January 26, 2026 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026).

19.1	Insider Trading Policy (incorporated by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 8, 2025).

21*	Subsidiaries of the Company.

Gold Resource Corporation

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

23.2*	Consent of Qualified Person.

23.3*	Consent of Qualified Person.

23.4*	Consent of Qualified Person.

23.5*	Consent of Qualified Person.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer.

96.1

Technical Report Summary for the Back Forty Mine Project effective as of September 30, 2023 (incorporated by reference from Exhibit 96.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 27, 2023).

96.2*	Technical Report Summary for the Don David Gold Mine effective as of December 31, 2025.

97.1	Policy for Recoupment of Executive Compensation effective July 26, 2023 (incorporated by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024).

101*

The following items from the Annual Report on Form 10-K for the year ended December 31, 2025 are furnished herewith, formatted in inline XBRL: (A) Cybersecurity; (B) the following financial statements: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements; (C) Insider Trading Policy; and (D) Rule 10b5-1 Trading Arrangements.

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

GOLD RESOURCE CORPORATION

Date: March 18, 2026	/s/ Allen Palmiere
By: Allen Palmiere, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Allen Palmiere	Chief Executive Officer, President and Director	March 18, 2026
Allen Palmiere	(Principal Executive Officer)

/s/ Chet Holyoak	Chief Financial Officer	March 18, 2026
Chet Holyoak	(Principal Financial and Accounting Officer)

/s/ Ron Little	Director	March 18, 2026
Ron Little

/s/ Lila Murphy	Director	March 18, 2026
Lila Murphy

/s/ Peter Gianulis	Director	March 18, 2026
Peter Gianulis

Gold Resource Corporation