Form 10-K/A
period 2025-12-31
GOLD RESOURCE CORP
filed 2026-04-30
CIK 1160791

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

7887 East Belleview Avenue, Suite 1100, Denver, Colorado 80111

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

As of April 22, 2026, there were 161,886,146 shares of the registrant’s common stock outstanding.

Explanatory Note:

Gold Resource Corporation (“we,” “our,” “us,” “GRC,” or the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2026, for the sole purpose of including the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III to be incorporated by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

This Amendment No. 1 amends and restates Items 10 through 14 of Part III of the Original Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), this Amendment No. 1 also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Accordingly, this Amendment No. 1 also amends Item 15 of Part IV of the Original Form 10-K. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the above-mentioned certifications have been omitted.

Except as explicitly set forth herein, this Amendment No. 1 does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

Unless stated otherwise, defined terms used, but not defined, herein have the meanings ascribed to them in the Original Form 10-K.

Gold Resource Corporation

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and ages of directors and executive officers of the Company as of the date hereof:

Name	Age	Title(s)
Ron Little (1), (2)*, (3), (4)*, (5)*	62	Independent Director, Chairman of the Board
Lila Manassa Murphy (1)*, (3)*, (4)	54	Independent Director
Peter Gianulis (1), (2)	54	Independent Director
Allen Palmiere (5)	73	Chief Executive Officer, President and Director
Armando Alexandri	69	Chief Operating Officer
Chet Holyoak	46	Chief Financial Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee
(4)	Member of the Sustainability Committee
(5)	Member of the Technical Advisory Committee

*Denotes Committee Chair or Interim Chair

Director and Executive Officer Biographies

Ron Little was appointed to the board of directors of the Company (the “Board”) effective February 8, 2021, and has been the Interim Chair of the Board since June 5, 2023. Mr. Little is a Professional Engineer, geologist and entrepreneur who has developed mining projects in Canada, South America, and Africa. He has been the President and CEO of Wolfden Resources since May 31, 2018. Previously, he was the founder and CEO of Orezone Resources and Orezone Gold Corporation for over 20 years and built one of the most successful exploration and mine development track records in Burkina Faso. He is and has been a director and advisor to other public companies and not for profit entities. Mr. Little holds a Bachelor of Science in Engineering (Geological) from Queen’s University in Kingston and is also a designated graduate of the Institute of Corporate Directors (ICD.D). The Board believes Mr. Little’s experience and skills developed as an executive officer and/or director for several publicly traded mining companies provide him with the appropriate background in matters related to mining operations and risk assessment and make him well-qualified to serve as a director of the Company.

Lila Manassa Murphy was appointed to the Board effective January 1, 2021. Ms. Manassa Murphy, CFA, CPA has been the Chief Financial Officer of Dundee Corporation (TSX: DC.A) since May 2021. Her areas of oversight include Finance, Investor Relations, Information Technology, Legal, Compliance and Human Resources. Her experience during her tenure includes M&A, restructuring, establishing joint venture partnerships, and assessing investment and acquisition opportunities. She also sits on the board of Green Brick Partners (GRBK), a publicly traded, diversified homebuilding and land development company where Ms. Manassa Murphy maintains the role of Chair of their Audit Committee and a member of the Compensation Committee. Prior to her role at Dundee Corporation, Ms. Manassa Murphy had over 25 years of investment management experience and fiduciary responsibility, most recently as having founded Intrinsic Value Partners, which provided consulting services to family offices and asset management firms. Prior to that, she was Portfolio Manager for Federated Hermes, an ESG-focused investment firm with over $760 billion in assets under management and a dedicated focus on natural resources and hard assets. Previously, Ms. Manassa Murphy worked as an analyst with David W. Tice and Associates, focusing on gold and natural resources investing. She is a Chartered Financial Analyst and a Certified Public Accountant. She holds a Bachelor of Arts degree from New York University and is a member of the Latino Corporate Directors Association (LCDA). The Board believes that Ms. Manassa Murphy’s brings to the Board a combination of experience and skills, both as a capital markets’ executive officer and Chief Financial Officer focused on mining finance, acquisitions and dispositions, as well as her work as a public company director provides her with a strong background in matters related to sustainability, finance, accounting, and risk assessment and makes her well-qualified to serve as a director of the Company.

Gold Resource Corporation

Peter Gianulis was appointed to the Board effective June 18, 2025. Mr. Gianulis has spent over 25 years as an advisor, investor, and/or insider in numerous natural resource companies, including successful exits in companies such as Hathor Exploration Limited, CGA Mining Limited, and Northern Orion Resources Inc., among others. He has served as CEO of Allegiant Gold Ltd. since 2019 and as President of Carrelton Asset Management, Inc., a natural resource-focused private equity and hedge fund, since 2005. Since December 2018, he has served as a director and a member of the Audit Committee and the Compensation Committee of Organto Foods Inc. Mr. Gianulis was a director of Orea Mining Corp. from March 2009 to December 2023 and was a Partner of the Salomon Brothers Hedge Fund Group. Mr. Gianulis holds a bachelor’s degree from the University of California, San Diego in Quantitative Economics (Math) and Biology. He also holds an MBA in International Finance from Cornell University and a joint master’s degree from ESADE in Barcelona, Spain. The Board believes Mr. Gianulis’s experience and skills developed as an advisor, senior executive, and/or director for several natural resource companies provide him with the appropriate background in matters related to mining operations and risk assessment and make him well-qualified to serve as a director of the Company.

Allen Palmiere was appointed to the Board and as President and Chief Executive Officer of the Company effective January 1, 2021. Mr. Palmiere is a Chartered Accountant by training, with over 35 years of extensive experience in managing operations in national and international environments. Mr. Palmiere’s experience includes extensive operational and executive management roles in dynamic environments, M&A, and financing. Mr. Palmiere’s former positions include Chief Executive Officer and Chairman of the Board, HudBay Minerals Inc., Executive Chairman, Barplats Investments Ltd., President and CEO, Silk Road Resources Ltd, Vice President, Chief Financial Officer, Zemex Corporation, President and Chief Executive Officer, Breakwater Resources Ltd. Mr. Palmiere has served on several boards of public companies and charitable organizations. Our Board believes Mr. Palmiere’s experience and skills developed as an executive officer and/or director for several publicly traded mining companies provide him with the appropriate background in matters related to finance and accounting, mining operations and risk assessment and makes him well-qualified to serve as a director of the Company.

Armando Alexandri was appointed as Chief Operating Officer of the Company in April 2025. A mining engineer by training, Mr. Alexandri has more than 40 years of operational experience in the mining industry, primarily in Mexico, Peru, Chile, and Ecuador. Prior to joining the Company, Mr. Alexandri served as the Chief Operating Officer for Luca Mining Corp. from 2021 to 2025 and Candelaria Mining Corp. from 2015 to 2022. Over the course of his career, he has served as Chief Operating Officer for several additional companies and has led the design and optimization of mining processes and operations across multiple sites in Mexico and South America. Among other leadership roles, he has served as the President of the American Institute of Mining Engineers (Mexico) from 1999 to 2000. Mr. Alexandri received his B.Eng. in Mining Engineering from Universidad de Guanajuanto, Mexico in 1978, and qualified in Business Administration from Universidad de Monterrey in 1984.

Chet Holyoak was appointed as Chief Financial Officer of the Company in August 2023. Mr. Holyoak has more than 20 years of mining industry experience. Prior to joining the Company as the Corporate Controller in July 2022, Mr. Holyoak served as the Director of Corporate Accounting for Tata Chemicals North America, Inc. from May 2018 to July 2022, and held positions for Barrick Gold Corporation, including Senior Accountant, Accounting Supervisor, and Accounting Superintendent, from July 2006 to May 2018. Mr. Holyoak, a Certified Public Accountant, holds a Bachelor of Science in Finance and Economics from Southern Utah University and a Master of Business Administration from Strayer University.

The Board and its Committees

The Board maintains an Audit Committee, a Compensation Committee, a Nominating and Governance Committee, and a Sustainability Committee. The following table sets forth the number of meetings held by each committee of the Board during the fiscal year ended December 31, 2025.

Board or Committee	Number of Meetings
Board of Directors	26
Audit Committee	4
Compensation Committee	3
Nominating and Governance Committee	1
Sustainability Committee	4

Gold Resource Corporation

During 2025, each director attended at least 75% of the aggregate of the total number of meetings of the Board and of each committee of the Board on which such director served. Directors are encouraged, but not required, to attend our annual meetings of shareholders. All directors then in office were in attendance virtually for the 2025 annual meeting of shareholders.

From time to time, other non-recurring committees may be required, including but not limited to special committees or advisory committees. These committee meetings are not included in the above table.

Audit Committee

As defined in Section 3(a)(58)(A) of the Exchange Act, the Company established an Audit Committee to oversee the accounting and financial reporting of the Company and which is composed of Lila Manassa Murphy (Interim Chair) and Ron Little as members, each of whom are independent under the NYSE American Rules. Among other duties, the Audit Committee is directly responsible for recommending the appointment, approving the compensation (including approval of the audit fees), retention and oversight of the independent registered public accounting firm that audits our financial statements and our internal control over financial reporting. The Audit Committee annually reviews the independence and performance of the independent auditors in deciding whether to retain the current firm or engage a different independent auditor. During these reviews, the Audit Committee considers, among other things:

●	the auditor’s historical and recent performance on the audit, including the results of an internal review of the quality and service provided by the auditor;
●	the auditor’s capability and expertise in handling the breadth and complexity of our operations;
●	an analysis of the auditor’s known legal risks and any significant legal or regulatory proceedings in which it is involved;
●	external data on audit quality and performance including any known Public Company Accounting Oversight Board (“PCAOB”) reports;
●	the appropriateness of the auditor’s fees for audit and non-audit services, both on an absolute basis and compared to peer firms;
●	auditor independence; and
●	auditor tenure, including the benefit of institutional knowledge concerning our policies and procedures.

It is the policy of the Audit Committee to review and approve the engagement of the independent auditors, including the scope, extent and procedures of audit and non-audit services to be performed for the Company, the content and results of the audit performed by the auditors and any recommendations made by the auditors, and to oversee any other aspects of the engagement of the independent auditors, including but not limited to the resolution of disagreements between management and the auditor regarding financial reporting and other audit, review or attest services, and the compensation to be paid therefore, and all other matters the Audit Committee deems appropriate. The Audit Committee also oversees our financial reporting process and is responsible for drafting an Audit Committee Report to be included with our proxy statement.

Our Board has determined that Ms. Manassa Murphy, the Interim Chair of the Audit Committee, qualifies as an audit committee financial expert, as defined by the applicable regulations of the SEC, in that she has:

●	an understanding of generally accepted accounting principles and financial statements;
●	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals, and reserves;

Gold Resource Corporation

●	experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;
●	an understanding of internal controls over financial reporting;
●	an understanding of the audit committee functions; and
●	active Certified Public Accountant (CPA) and Chartered Financial Analyst (CFA) certifications.

Ms. Manassa Murphy acquired these attributes through her experience serving as chief financial officer and director of other publicly traded companies and in her experience in matters related to sustainability, finance, accounting, and risk assessment. Each of the other members of the Audit Committee is financially sophisticated, as defined in the NYSE American Rules. Each member of the Audit Committee is an independent director under the NYSE American Rules applicable to audit committee members.

The full responsibilities of the Audit Committee are set forth in its formal written charter, which is available on our web site at www.goldresourcecorp.com.

Audit Committee Report

The Audit Committee of the Board of Directors is pleased to present this Audit Committee Report:

We have reviewed and discussed the Company’s audited consolidated financial statements for the year ended December 31, 2025 with management and have discussed with BDO USA, P.C., our independent registered public accounting firm for the fiscal year ended December 31, 2025, the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (PCAOB) and the U.S. Securities and Exchange Commission (SEC), with respect to those statements. We have reviewed the written disclosures and the letter from BDO USA, P.C. required by the PCAOB regarding BDO USA, P.C.’s communication with the Audit Committee concerning independence and have discussed with BDO USA, P.C. its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, we recommended to the Board of Directors that the financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Respectfully submitted,

Lila Manassa Murphy (Interim Chair), Ron Little (member)

Compensation Committee

The Compensation Committee, currently composed of Ron Little (Interim Chair) and Peter Gianulis, is responsible for establishing the compensation of our Chief Executive Officer (the “CEO”), reviewing and determining the compensation of our executive officers and non-executive directors and determining or recommending our general compensation, benefits, perquisites, policies and practices, including, without limitation, our incentive compensation plans and equity-based compensation plans, and preparing a Compensation Committee Report to be included with our proxy statement. Messrs. Little and Gianulis each meet the definition of an independent director under the NYSE American Rules.

In performing its functions, the Compensation Committee considers, among other things, the recommendations of an independent compensation consultant, the types and amounts of compensation that have been paid to our executives and non-executive directors in the recent past, peer group compensation, as well as recent individual and overall Company performance.

Gold Resource Corporation

The Board intends to seek additional candidates for the Board to increase the number of directors serving on the Compensation Committee. However, this search remains temporarily suspended pending the completion of the review of strategic alternatives that was first announced by the Company in November 2023.

The Compensation Committee has adopted a formal charter, a copy of which is available on our website at www.goldresourcecorp.com.

Nominating and Governance Committee

The Nominating and Governance Committee is composed of Lila Manassa Murphy (Chair) and Ron Little as members, each of whom is independent under the NYSE American Rules. The Nominating and Governance Committee is primarily responsible for the following:

●	name and address of the shareholder making the recommendation;
●	confirming that the shareholder was the shareholder of record, and/or beneficial owner of common stock as of the date of the letter;
●	the name, address and resume of the recommended nominee; and
●	the written consent of the recommended nominee to serve as a director if so nominated and elected.

Specific minimum qualifications for directors and director nominees which the committee believes must be met in order to be so considered include strategic managerial and financial skills and experience, mining industry expertise, and knowledge in other areas that are strategically important to us. Other considerations include diversity, exemplary personal integrity and reputation, sound judgment, potential or actual conflicts of interest, and sufficient time and willingness to devote to the discharge of his or her duties.

Annually, the Nominating and Governance Committee evaluates if any director is overboarded. A director is overboarded if that director serves on too many boards, limiting the ability of the director to fulfill their responsibilities given the significant time commitment associated with each directorship. In addition to the number of boards on which a director serves, we also consider the director’s employment status, the size and complexity of the companies the director serves and the unique attributes or skills that the director brings to the service on our board. In particular, the Nominating and Governance Committee evaluated Ms. Manassa Murphy’s status, as she currently serves as the CFO of Dundee Corporation and further serves as a director of another NYSE-listed public company. The Committee concluded that her continued service on the Board would be in the best interest of our shareholders based on Ms. Manassa Murphy’s evidenced commitment to the Company, her active preparation for and participation in the meetings of the Board and relevant committees, and the unique and diverse perspective that she brings to our Board. The Nominating and Governance Committee believes that the other employment or directorship commitments of the proposed nominees would not prevent them from dedicating the necessary time and attention to our Company.

Our on-boarding program for new directors includes a discussion of a broad range of topics, including the background of the Company, the Board and its governance model, long-term strategy and business operations, financial statements, business plan and capital structure, key risk factors and management systems, legal, business integrity and ethical responsibilities of the Board, as well as other matters relevant to the ability of a new director to fulfill his or her responsibilities. Our directors are expected to keep current on issues affecting our Company and the mining industry and on developments with respect to their general responsibilities as directors. The Company will either provide or pay reasonable expenses for ongoing director education to enable them to perform their duties as directors. Ongoing director training includes presentations and/or input by the Company’s named executive officers, the Technical Advisory Committee and Independent auditors, as well as outside advisors and experts. New and current directors have visited the Company’s mine site to further their understanding of the business.

Sustainability Committee

The Sustainability Committee is composed of Ron Little (Chair) and Lila Manassa Murphy as members. The Sustainability Committee is primarily responsible for the review and monitoring of the following:

Gold Resource Corporation

●	environmental policies and activities including audit plans and reports;
●	health and safety policies and activities including audit plans and reports;
●	policies and activities related to the engagement of communities, government and other stakeholders;
●	policies and activities related to the sustainability of communities within the areas of operations; and
●	policies and activities related to sustainable use of renewable and non-renewable resources.

The Sustainability Committee acts pursuant to its charter available on the Company’s website at www.goldresourcecorp.com.

Corporate Governance

Code of Ethics

The Company has adopted a code of ethics that applies to all of employees, including the principal executive officer, principal financial officer, principal accounting officer, and those of officers performing similar functions. The full text of the code of ethics can be found on the Corporate Governance page on the Company’s website at www.goldresourcecorp.com. In the event the Board of Directors approves an amendment to or waiver from any provision of the code of ethics, the Company will disclose the required information pertaining to such amendment or waiver on its website.

The Company also maintains a Whistleblower Policy, a copy of which is also available on our website at www.goldresourcecorp.com. We are committed to conducting appropriate investigations and supporting individuals who report in good faith concerning any perceived illegal acts, fraud, and/or violations of the Code of Ethics.

Insider Trading Policy

The Company has also adopted an insider trading policy, which is available on the Company’s website and incorporated by reference herein from the Original Form 10-K as Exhibit 19.1. The Company’s insider trading policy specifically prohibits all directors and employees from engaging in short sales, publicly traded options, puts and calls, forward sale contracts, and other swap, hedging and derivative transactions relating to securities of the Company. The policy also specifically prohibits the Company’s executive officers and directors from holding securities of the Company in margin accounts or pledging securities of the Company as collateral for loans.

Delinquent Section 16 (a) Reports

Our executive officers and directors and persons who own beneficially more than 10% of our equity securities are required under Section 16 (a) of the Exchange Act to file reports of ownership and changes in their ownership of our securities with the SEC. They must also furnish copies of these reports to us. Based solely on a review of those reports and written representations from the reporting persons, we believe that for our 2025 fiscal year our executive officers, directors, and 10% beneficial owners complied with all applicable Section 16 (a) filing requirements, except for (i) four late Form 4 filings involving Mr. Little, a member of our Board, related to deferred share units (“DSUs”) issued in each of March 2025, June 2025, September 2025, and December 2025 in lieu of a cash retainer; (ii) four late Form 4 filings involving Ms. Manassa Murphy, a member of our Board, related to DSUs issued in each of March 2025, June 2025, September 2025, and December 2025 in lieu of a cash retainer; (iii) one late Form 4 filing involving Mr. Reyes, our former Chief Operating Officer, related to (A) previously issued performance share units (“PSUs”) that were paid out in cash in March 2025 and (B) restricted stock units (“RSUs”) that were forfeited to cover a tax liability through the net settlement of RSUs vested and redeemed in March 2025; (iv) one late Form 4 filing involving Mr. Palmiere, our President and Chief Executive Officer, related to previously issued PSUs that were paid out in cash in March 2025; (v) one late Form 4 filing involving Mr. Holyoak, our Chief Financial Officer, related to RSUs that were forfeited to cover a tax liability through the net settlement of RSUs vested and redeemed in March 2025; (vi) one late Form 3 filing involving Mr. Gianulis, who joined

Gold Resource Corporation

our Board in June 2025, that was not filed timely due to a delay in obtaining EDGAR access codes following the prompt submission of his Form ID application to the SEC upon his appointment as a director but was filed promptly upon receipt of his access codes,  and (vii) one late Form 3 filing involving Mr. Armando, who joined as our Chief Operating Officer in April 2025.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

There have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability or integrity of our directors or executive officers, or in which any director, officer, or principal shareholder, or any affiliate thereof, is a party adverse to us or has a material interest adverse to us.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy

GRC is a gold mining company with the long-term objective of exploring, developing, building, and operating mines, thereby creating long-term value for shareholders. This should be achieved by maintaining a strong balance sheet, protecting and enhancing shareholder value over time, while controlling and mitigating risks associated with the mining industry. The Company needs an executive team with experience, expertise, and motivation to achieve these objectives in a safe, efficient, effective, and timely manner. GRC operates in a competitive marketplace with limited executive talent available and needs to attract and retain high-caliber individuals to achieve the Company’s short-term and long-term objectives. The Company’s executive compensation approach emphasizes performance-based incentives that reward its executives for the achievement of specific annual and longer-term business goals.

The Compensation Committee’s objective is to implement best-in-class governance for executive compensation. We believe executive compensation is key to helping us achieve our strategic goals and build and retain our success-proven team; and therefore, have designed a compensation philosophy with these objectives in mind. Our compensation philosophy is built on four guiding principles:

1.	Shareholder Alignment – An important element of executive compensation is annual awards of equity-based compensation to encourage a focus on long-term shareholder value. These awards will be monitored to prevent excessive shareholder dilution or executive enrichment when the share price has a negative relative or absolute shareholder return.
2.	Pay for Performance – A significant portion of overall executive pay will be based upon the achievement of pre-determined short-term and long-term performance targets.
3.	Attract and Retain Quality People – Operating in a highly competitive talent marketplace, the compensation should attract, retain and motivate experienced, team-oriented quality people.
4.	Disciplined Approach – As we work to put in place an appropriate and effective program of compensation for management, reviews and controls of the compensation design and actual compensation awards (individual and aggregate) will be conducted for reasonableness, with the intent that risk-taking is kept at acceptable levels and cash and equity awards are fiscally prudent.

We are confident that the best way to achieve our strategic goals, attract and retain top talent and align with shareholders is by providing an appropriate mix of three major elements of compensation (salary, annual bonus and long-term incentives), and adopting the proactive controls and policies below:

Gold Resource Corporation

Compensation Governance Practices

Our compensation program is designed to align the interests of management and directors with those of our shareholders while promoting accountability and sound governance. From time to time, we have engaged an independent compensation consultant to assess and provide guidance on our compensation philosophy and to conduct peer reviews of executive and non-executive director compensation. Executive compensation is subject to an incentive compensation clawback policy, and we require minimum share ownership levels for both executives and directors.

To promote retention and performance, we grant annual equity awards that vest over a three-year period, as well as performance-based equity awards. Our compensation philosophy was amended to limit share-based compensation issuances should the Company stock price fluctuate negatively. Additionally, we design our compensation plans to mitigate excessive risk-taking and maintain a double-trigger requirement for cash severance upon a change of control.

Consistent with our commitment to responsible compensation practices, we do not reprice underwater stock options, guarantee incentive compensation, or provide tax gross-ups for perquisites. We are also mindful of shareholder dilution and do not excessively dilute shareholders through equity compensation when Company stock price movements are unfavorable.

Named Executive Officers

The individual who served as our principal executive officer (“PEO”) during the year ended December 31, 2025, as well as the other individuals who served as executive officers during the year ended December 31, 2025 included in the Summary Compensation Table below, are referred to as named executive officers (“NEOs”) throughout this Compensation Discussion and Analysis.

Role of the Compensation Committee and Chief Executive Officer

The Compensation Committee annually reviews and determines the compensation for the NEOs, including the CEO, and is also responsible for approving any equity compensation for non-executive employees. Our CEO reports to the Compensation Committee regarding the individual performance of the other NEOs and the NEOs may also offer evaluations of non-executive employees’ individual performance for consideration of equity awards. The CEO plays a role in executive compensation decisions by making recommendations to:

●	the Board regarding the Company’s annual objectives, some of which may be used in our short-term incentive program;
●	the Compensation Committee regarding the annual objectives for the other executive officers and providing assessments of their performance relative to such objectives; and
●	the Compensation Committee regarding executive officer base salary adjustments, target annual performance-based cash incentives awards and actual payouts, and long-term incentive awards under our equity incentive plan.

Role of Independent Third-Party Compensation Consultant

During 2025, there were no engagements between the Compensation Committee and an independent third-party compensation consultant. The last engagement occurred in 2022, in which the Compensation Committee engaged an outside consultant, Brooks and Nelson, LLC (the “2022 Compensation Consultant”), to conduct a review of the Company’s executive compensation policies and practices. Roger Gurr & Associates, who was previously engaged as our outside consultant in 2021, remains available to be consulted and is expected to contribute to future compensation studies. The 2022 Compensation Consultant reviewed the CEO, CFO and COO executive compensation levels in the context of industry trends, multiple international mining compensation surveys, and an analysis against an updated compensation peer group as defined below. The 2022 Compensation Consultant recommended revisions to the compensation philosophy after studying the competitive compensation climate and incorporating shareholder alignment considerations. The Compensation Committee and the Board considered the advice obtained from the 2022 Compensation Consultant when determining the fiscal 2025 and 2024 executive compensation program and overall compensation philosophy.

Gold Resource Corporation

Elements of Executive Compensation

As discussed above, our NEO compensation program is composed of three main elements: (1) base salary, (2) an annual short-term incentive plan (“STIP”) award which may be in the form of cash or other equity awards with immediate vesting, and (3) long-term equity-based incentive compensation (“LTIP”) in the form of Performance Share Units (“PSUs”), Restricted Share Units (“RSUs”), and stock options. We believe that this compensation structure appropriately aligns the interests of the executives with the interests of our shareholders by encouraging the building of equity ownership through equity awards and motivating our NEOs to maximize shareholder value.

Approximately 55% to 65% of the executive’s total direct compensation (“TDC”) is derived from compensation elements based upon performance-based measures, as follows:

Compensation Element	Type of Pay	Approximate % of Total Compensation
Base Salary	Fixed	35 – 45%
STIP	Variable	15 – 25%
LTIP	Variable	35 – 45%

Peer Group

We worked with the independent 2022 Compensation Consultant to set target TDC levels for each executive with reference to the TDC levels of a group of peer mining companies (“Compensation Peer Group”), in recognition of the need to attract, motivate and retain key employees with the requisite skills to execute the Company’s long-term objectives. We generally looked to the median of the Compensation Peer Group when setting the target TDC levels, while incorporating the opportunity to significantly exceed the median for superior performance levels in the design of our performance-based measures. The 2025 Compensation Peer Group was updated from 2024 to reflect corporate transactions affecting certain peer companies and is defined as follows:

Peer Group
Americas Gold and Silver Corporation	Go Gold Resources Inc.
Aris Mining Corp.	Hycroft Mining Holding Corporation
Ascot Resources Ltd. (now known as Cambria Gold Mines Inc.)	Jaguar Mining Inc.
Avino Silver & Gold Mines Ltd.	TRX Gold Corporation
Bear Creek Mining Corporation	Wallbridge Mining Company Limited
Galiano Gold Inc.

The Compensation Peer Group was selected based on several characteristics including, but not limited to, mining companies with a focus on precious metals (preferably gold), operations in the Americas, headquarters in North America and a band of market capitalization, ranging from 0.5x (half) the market capitalization of the Company to 2.0x (two) to 3.0x (three) times the market capitalization of the Company.

2025 Executive Compensation Decisions

Base Salary

In determining base salaries for 2025, the Compensation Committee considered the roles and responsibilities of each individual, the existing compensation opportunities of the executives as part of the onboarding and recruitment process, as well as the median base salary of similarly situated executives calculated based on both benchmark data provided by our 2022 Compensation Consultant and data pulled from the Compensation Peer Group. Actual salary will generally be provided within plus/minus 20% of the market median (generally the midpoint between the median of the benchmark data and the median of the Compensation Peer Group data) and will be dependent upon each executive’s experience, expertise and performance over time. Based on the foregoing, base salary levels for our NEOs for 2025 were set at the levels set forth below.

Gold Resource Corporation

Executive	2025 Base Salary	2024 Base Salary
Mr. Palmiere	$495,000	$495,000
Mr. Holyoak	$290,000	$290,000
Mr. Alexandri (1)	$316,683	$0

(1)	Mr. Alexandri joined the Company in April 2025. The 2025 salary shown in the table is annualized.

STIP

Each of our executives is eligible to participate in our STIP, at a target level established pursuant to their respective employment agreements or as appropriate for their position and expressed as a percentage of base salary. Actual performance, and the amount of awards, will be assessed each year against pre-determined Company performance targets established at the start of each year. “Target” STIP opportunities will represent expected levels of execution against performance targets and will result in total cash compensation (base salary plus STIP) at approximately the median of the compensation peer group. “Superior” STIP opportunities will represent advanced levels of execution against performance targets and will result in total cash compensation (base salary plus STIP) at or above the 75th percentile (P75) of the benchmarked data and compensation peer group. For 2025, our executive officers had the following “Target” STIP amounts:

Executive	2025 Target Bonus % of Base Salary
Mr. Palmiere	60%
Mr. Holyoak	40%
Mr. Alexandri	40%

Gold Resource Corporation

The 2025 STIP is performance-based pay with award amounts determined by assessing performance against pre-determined targets approved by the Board, with award amounts ranging from Threshold (0%) to Target (100%) to Superior (200%). The below table provides the performance targets (referred to below as “measures of success”) in order of priority, along with the 2025 STIP results:

Measure of Success	Weighting	Threshold	Target	Superior	Actual	Result	Weighting
		0%	100%	200%
Safety	15%

LTIFR	15%	0.25	0.2	0.15	Zero due to LTIs incurred	0%	0.0%
{Fatality = 0%} [1]

Operating Performance	30%

Gold Equivalent Ounces	15%	18,000 AuEq Ounces	20,075 AuEq Ounces	24,000 AuEq Ounces	20,411 AuEq Ounces	109%	16.0%
{(Au+ Ag) oz /Avg Au Price}
DDGM All-in Sustaining Cost after	15%	More than $4,000 per	At $,3,836 per	Less than $3,500 per	$3,180per	200%	30.0%
Co-product credits {per AuEq ounce}		AuEq Ounce	AuEq Ounce	AuEq Ounce	AuEq Ounce

Financial Measures	15%

Consolidated Cash Flow [2]	15%	Cash Balance	Cash Balance	Cash Balance	Cash Balance	200%	30.0%
		at or below	at $6.5 million	at or above	at
		$4.5 million		$9 million	$13.5 million
					(see note for adjustments)
Growth Measures	20%

DDGM Resource & Reserve	10%	25% Resource &	100% Resource &	150% Resource &	Zero due to inability to convert	0%	0.0%
Replacements [3]		25% Reserve	100% Reserve	150% Reserve	more than depleted or removal from
		Replacement	Replacement	Replacement	higher cutoff grade

DDGM Mine Development,	10%	4,000 Mine	5,162 Mine	6,000 Mine	5,330 Development	120%	12.0%
including Exploration Development		Development Meters	Development Meters	Development Meters	Meters

Discretionary [4]	20%						0.0%
Totals	100%						88.0%
1)	Based on 200,000 man hours.
2)	Financial Measures have not been flexed for commodity prices, currency, regulatory unknowns and unbudgeted activity approved by the Board.
3)	Resource & Reserve Replacement must be via exploration results.
4)	The Compensation Committee has the authority to award a discretionary percentage. Discretionary activities should be focused on strategic matters (e.g., accretive M&A transactions); this percentage may include ability to respond to market/unexpected challenges, geopolitical changes/challenges, etc.

2025 STIP Awards

Based on the Company’s performance against the measures of success set forth above, the Compensation Committee awarded an overall payout percentage of 88% of target. In determining the individual STIP awards, the Compensation Committee generally felt that management achieved the results as a team and each officer was instrumental in the overall accomplishments of the Company. Therefore, no individual performance adjustments were made to the awards. Actual STIP amounts paid in 2026 for 2025 performance (100% cash, no equity awards) were as follows:

Executive	2025 STIP Amount
Mr. Palmiere	$261,360
Mr. Holyoak	$102,080
Mr. Alexandri	$111,473

Gold Resource Corporation

LTIP

To align the compensation of our NEOs with the interests of our shareholders, and to incentivize the retention of our executive officers over the long term, we determined to award equity-based incentives to our NEOs on an annual basis. LTIP grants are generally based on a target LTIP award amount established for each executive pursuant to the executive’s employment or otherwise, which target amount may be leveraged upwards if company performance is above “Target” and towards “Superior”. The level and value of such issuances of LTIP will be based upon company performance. Annual LTIP grants for “Target” and “Superior” (150% of Target) performance and as percentages of base salary are as follows:

Executive	"Target" LTIP	"Superior" LTIP
Mr. Palmiere	120%	180%
Mr. Holyoak	80%	120%
Mr. Alexandri	80%	120%

Effective in 2022, the Company amended the Compensation Policy to provide that the amount of stock issued under LTIP awards may not exceed 130% of prior year awards unless exceptions are approved at the Compensation Committee’s discretion. Further, the LTIP agreements contain conditions concerning timing and form of payments, special vesting events (including death, disability, and continuous service) and Change in Control. LTIP awards may consist of stock options, RSUs, and PSUs with the following terms and conditions:

●	Stock Options:
o	ten-year term
o	exercise price equal to the fair market value on the date of grant (which is deemed to be the closing price on such date)
o	three-year ratable vesting; 33.3% vest after one year; 33.3% vest after two years; 33.3% vest after three years
●	RSUs:
o	three-year ratable vesting; 33.3% vest after one year; 33.3% vest after two years; 33.3% vest after three years
●	PSUs:
o	three-year cliff vesting
o	amount vested can be between 0% - 150% of target number of shares, based on the relative total shareholder return of the Company as compared to the Compensation Peer Group.
o	lowest 1/3rd of peer group – 0% vest, median of peer group – 100% vest, top performance – 150% vest, with pro-rated vesting between levels.

Any amount that is awarded to each executive will be based on the terms of their respective employment agreements and the awards made to similarly situated executives in the Compensation Peer Group.

2025 LTIP Awards

No LTIP grants relating to the 2025 period were issued in 2025 due to the Company objectivities related to financing requirements for mine and plant equipment and a going concern status during the 2025 period that was subsequently removed in the first quarter of 2026 following both successful financing and an operational turnaround during the 2025 period.

Gold Resource Corporation

Total Direct Compensation and At-Risk Compensation

Total direct compensation (base salary plus STIP plus value of LTIP) for “Target” performance will generally result in TDC at approximately the median of the compensation peer group. We believe that “Superior” performance should generally be rewarded at or above the 75th percentile of the benchmark data and compensation peer group, through the use of STIP and LTIP awards leveraged to performance.

An executive’s at-risk compensation is that portion tied to performance and is aligned with shareholder interests (STIP and LTIP). The at-risk portion of an executive’s target compensation should not fall below 55% of TDC.

The following table shows the targeted fixed and variable “at-risk” components of compensation established for our NEOs as a percentage of their TDC at target for 2025 (i.e., TDC and each component thereof is based on the amounts that would have been awarded at target, without regard to amounts actually awarded, if any). Approximately 64% of our CEO’s target compensation and 55% of our other NEOs’ target compensation are made up of variable or “at-risk” components.

Executive	2025 Base	2025 Target Performance		Total Target	At-Risk Portion
	Salary	STIP	LTIP	Compensation
Mr. Palmiere	$495,000	$297,000	$594,000	$1,386,000	64%
Mr. Holyoak	$290,000	$116,000	$232,000	$638,000	55%
Mr. Alexandri (1)	$316,683	$126,673	$253,347	$696,703	55%
(1)	Mr. Alexandri started with the Company in April 2025. The 2025 Base Salary shown for Mr. Alexandri is annualized to properly reflect the Total Compensation and At-Risk Portion.

2025 Employee Benefits

In addition to the main compensation elements described above, additional benefits provided to executive officers and key employees as part of their compensation packages include health insurance, a health expense reimbursement plan and a 401(k) retirement plan (for US residents). To the extent the NEOs participate in these programs, they generally do so on the same basis as our other employees. We believe these benefits are consistent with those offered by other companies with which we compete for executive talent. Our NEOs do not typically receive perquisites, nor do we maintain any deferred compensation plans for our executive officers.

Risk Assessment

The Compensation Committee considers the risk implications associated with our compensation policies and practices on an on-going basis and as part of its annual compensation review. There are no identified risks arising from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company. The executive compensation program seeks to encourage actions and behaviors directed toward increasing long-term value while modifying and limiting incentives that promote inappropriate risk-taking.

Gold Resource Corporation

The Compensation Committee’s risk assessment and risk management is based on the underlying philosophy that guides the Committee in the design of the key elements of compensation as follows:

●	provide total compensation that is competitive to attract, retain and motivate experienced, high caliber executives in a mining employment marketplace with a shortage of world-class executive talent;
●	balance the mix or relative value of the key elements of compensation (salary, annual performance-based cash incentives, long-term incentives), providing sufficient stable income at a competitive level so as to discourage inappropriate risk taking while also providing an important portion of total compensation that is variable and “at-risk” for executives;
●	strengthen and maintain the link between pay and performance, both Company and individual performance, and develop objectives against which performance is measured that can be fairly assessed and do not encourage inappropriate risk taking; and
●	have extended vesting of a significant portion of “at-risk” compensation to keep executives focused on continuous long-term, sustainable performance.

Some specific controls that are in place to mitigate certain risks are as follows:

●	Business Continuity and Executive Retention Risk. Total compensation is reviewed annually so that it may be adjusted to remain competitive year over year, and so that we have sufficient ‘holds’ on our key talent through potential forfeiture of unvested incentives, for example.
●	Environmental and Safety Risk. Environmental and safety are important factors used to assess the on-going performance of the Company and may have an important (and direct) impact on executive pay as a metric in our short-term incentive program.
●	Cash Flow Risk. Salary levels are fixed in advance, while annual performance-based cash incentive awards are limited in that they are linked to performance and are a percentage of salary.
●	Stock Dilution Risk (from issuances of long-term incentives in the form of equity incentive awards). Our equity incentive plan has been limited to five million shares of common stock reserved for issuance for many years. In addition, certain equity incentive awards may be paid in cash based on the common stock price at the time of payout to limit dilution.
●	Inappropriate Risk Taking. Align executive interests with the interests of shareholders by encouraging equity exposure through long-term incentives such as RSUs, PSUs, and stock options, and mitigating incentives to undermine value through an anti-hedging policy.

Clawback Policy

The Company maintains a clawback policy applicable to executive compensation in the event of a restatement of its financial statements due to material non-compliance with financial reporting requirements under securities laws. The clawback policy was updated on July 26, 2023 and incorporated by reference herein from the Original Form 10-K as Exhibit 97.1. The policy is also posted on our website at https://www.goldresourcecorp.com/responsible-mining/governance/.

Policies and Practices for Granting Stock Options and Stock Appreciation Rights

During the fiscal years ended December 31, 2025 and December 31, 2024, we did not award any stock options or stock appreciation rights to our NEOs and therefore do not have a formal written policy in place with regard to the timing of such awards in relation to the disclosure of material nonpublic information. Nonetheless, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about the Company that has not been publicly disclosed. Previous awards of stock options have generally been made in tandem with and at the

Gold Resource Corporation

same time that the Company has issued other types of equity awards as part of its ordinary annual grant practices. Stock option grants, if made, are effective on the date the award determination is made by the Compensation Committee, and the exercise price of stock options is the closing market price of the Company’s common stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

Compensation Committee Report

The Compensation Committee of the Board of Directors is pleased to present this Compensation Committee Report:

I have reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Amendment No. 1. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 and incorporated by reference in the Company’s 2025 Annual Report.

Respectfully submitted,

Ron Little (Interim Chair), Peter Gianulis (Member)

Summary Compensation Table

The following table sets forth the total compensation of our NEOs, which consists of all persons serving as our CEO and our two most highly compensated other executive officers during fiscal years ended December 31, 2025 and 2024, as well as our former Chief Operating Officer (“COO”), who would have been among the two highest compensated executive officers other than our CEO for 2025 had his employment not been terminated prior to the end of 2025.

Name and					Stock	Non-Equity	All Other
Principal	Position	Year	Salary	Bonus	Awards	Incentive Award	Compensation	Total
				(1)	(2)	(3)	(4) (5) (6)
Allen J. Palmiere	CEO	2025	$495,000	$-	$-	$261,360	$858	$757,218
		2024	$495,000	$2,500	$302,239	$-	$17,615	$817,354
Chet Holyoak	CFO	2025	$290,000	$-	$-	$102,080	$13,818	$405,898
		2024	$276,667	$2,500	$113,514	$-	$12,384	$405,064
Armando Alexandri (7)	COO	2025	$221,908	$-	$-	$111,473	$-	$333,381
		2024	$-	$-	$-	$-	$-	$-
Alberto Reyes (8)	Former COO	2025	$140,273	$-	$-	$-	$524,979	$665,252
		2024	$341,000	$2,500	$144,856	$-	$4,467	$492,823
(1)No bonus was paid to executive offers in 2025. In 2024, Mr. Palmiere, Mr. Holyoak, and Mr. Reyes each received a $2,500 discretionary cash bonus.
(2)No stock awards were issued in 2025. The 2024 stock awards are split evenly between RSUs and PSUs. The amounts reflected in the table above represent the aggregate grant date fair value of the RSUs and PSUs calculated in accordance with ASC Topic 718, using the assumptions set forth in Note 18 to our financial statements contained in our Form 10-K for the year ended December 31, 2025.
(3)The 2025 STIP was paid in cash during March 2026 at 88% of target. No 2024 STIP was paid.
(4)During 2025, the Company provided Mr. Palmiere with a life insurance benefit with related premiums paid during the year of C$1,199 (converted to USD $858 at a USD/CAD rate of 0.715, at the average 2025 exchange rate as per published by the Bank of Canada). Concerning Mr. Palmiere, the Company did not maintain a retirement plan in Canada to allow for Company contributions in 2025 and 2024.
(5)During 2025, Mr. Holyoak received a Company contribution of $8,700 to the Company 401(k) plan during 2025 and a life insurance benefit with related premiums paid during the year of $5,118.
(6)For Mr. Reyes, this amount represents $452,481 cash severance, $6,025 cash in lieu of life and accidental death and disability insurance, 15 months of continued dental and medical benefits for him and eligible dependents in the estimated aggregate amount of $9,564, and the accelerated vesting and settlement of 90,331 PSUs (at target) on May 5, 2026, at a price per common share of $0.63.
(7)Mr. Alexandri was appointed Chief Operating Officer of the Company effective April 22, 2025.
(8)Mr. Reyes’ employment with the Company was terminated effective April 21, 2025.

Gold Resource Corporation

Employment Agreements

We maintain written employment agreements with each of our NEOs other than Mr. Alexandri. The employment agreements have a one-year term from their effective date and are automatically renewed for subsequent one-year terms on each successive anniversary of the commencement of employment unless either party gives notice to the other that they do not wish to renew the agreement, provided such notice is given not less than 60 days prior to expiration. In accordance with the terms of the employment agreements, each NEO receives a base salary and is eligible for incentive compensation in the form of cash bonuses and equity awards. A portion of the short-term incentive compensation earned each year is determined with reference to achievement of certain performance metrics, and the remainder of any incentive compensation earned shall be determined at the discretion of the Compensation Committee, as discussed in the Compensation Discussion and Analysis above. Base salaries may be increased from time to time at the discretion of the Compensation Committee.

Allen Palmiere, President and Chief Executive Officer: Pursuant to the employment agreement dated December 31, 2020, Mr. Palmiere’s annual base salary was $450,000. In February 2023, the Compensation Committee approved a 10% increase for the executive officers. Accordingly, Mr. Palmiere’s base salary was raised to $495,000.

Mr. Palmiere’s employment agreement provides for an indefinite term and contains provisions regarding salary, paid vacation time, eligibility for annual equity-based awards and performance-based bonuses, benefits, and change of control of the Company. He would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized in the “Estimated Termination and Change in Control Benefits” table below.

Chet Holyoak, Chief Financial Officer: Pursuant to the employment agreement dated August 1, 2023, the Company agreed to pay Mr. Holyoak an annual base salary of $240,000 in connection with Mr. Holyoak’s appointment as Interim Chief Financial Officer. Subsequently, effective March 1, 2024, Mr. Holyoak was promoted to Chief Financial Officer and the Company agreed to increase Mr. Holyoak’s annual base salary to $260,000. Mr. Holyoak received a pay increase to $290,000, effective May 1, 2024.

Mr. Holyoak’s employment agreement provides for an indefinite term and contains provisions regarding salary, eligibility for annual equity-based awards and performance-based bonuses, benefits, and change of control of the Company. He would also be entitled to receive certain payments upon separation either before or after a change of control, as summarized in the “Estimated Termination and Change in Control Benefits” table below.

Armando Alexandri, Chief Operating Officer: As of December 31, 2025, Mr. Alexandri does not have a written employment agreement with the Company. The Company intends to finalize an agreement with the salary, STIP, and LTIP targets as identified in the above relevant tables following a successful completion of the proposed merger with Goldgroup Mining Inc. in 2026. Due to the pending status of the employment agreement, Mr. Alexandri was not entitled as at end of 2025 to receive certain payments upon separation either before or after a change of control.

Gold Resource Corporation

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table summarizes the outstanding equity awards of our NEOs as at the ended December 31, 2025:

	Stock Awards
								Equity
								Incentive
								Plan
								Awards:
								Number of	Equity Incentive Plan
	Number of	Number of			Number of	Market		Unearned	Awards: Market or
	Securities	Securities			Shares or	Value of		Shares, Units,	Payout Value of
	Underlying	Underlying			Units of	Shares Or		or Other	Unearned Shares,
	Unexercised	Unexercised			Stock That	Units That		Rights That	Units, or Other Rights
	Options	Options	Option	Option	Have Not	Have Not		Have Not	That Have Not
NEO	Exercisable	Unexercisable	Exercise Price	Expiration Date	Vested	Vested (1)		Vested	Vested
	(#)	(#)	($)		(#)	($)		(#)	($)
Allen Palmiere	500,000	-	3.31	1/4/2031	-	-		-	-
	160,408	-	2.41	3/21/2032	-	-		-	-
	-	-	-	-	62,825	52,145	(2)	-	-
	-	-	-	-	179,680	149,134	(3)	-	-
	-	-	-	-	208,777	173,285	(3)	-	-
2024 to 2026 PSU	-	-	-	-	-	-		269,519	223,701	(4)
Chet Holyoak	-	-	-	-	-	-		-	-
	-	-	-	-	6,259	5,195	(2)	-	-
	-	-	-	-	67,484	56,012	(3)	-	-
	-	-	-	-	67,484	56,012	(3)	-	-
2024 to 2026 PSU	-	-	-	-	-	-		101,225	84,017	(4)
Armando Alexandri (5)	-	-	-	-	-	-		-	-
	-	-	-	-	-	-		-	-
(1)	Value is equal to the number of outstanding awards multiplied by the $0.83 closing price of our common stock on December 31, 2025.
(2)	The remaining vesting date of these RSUs is March 17, 2026.
(3)	The remaining vesting dates of these RSUs are January 1, 2026 and 2027.
(4)	2024 to 2026 PSUs have a three-year cliff vesting date of December 31, 2026 and will vest, if at all, based on the Company’s TSR ranking in comparison to the selected peer group over the vesting period based on the one-year, two-year, and three-year performance. The number of PSUs reflected in the table above is based on an assumed 100% payout. The assessed TSR is based on the realized one-year and two-year performance and estimated three-year performance. The Market or Payout Value is equal to the $0.83 closing price of our common stock on December 31, 2025 multiplied by the number of PSUs reflected above.
(5)	Mr. Alexandri did not receive any RSU or PSU awards in 2025.

Estimated Termination and Change in Control Benefits

The tables below show compensation payable to each of our current NEOs upon various termination scenarios both before and after a change of control of the Company (defined in the tables as “COC”). The amounts shown for Messrs. Palmiere, Holyoak, and Alexandri assume that termination occurred on December 31, 2025 and the closing price per share on such date was $0.83. The actual amounts to be paid can only be determined at the time of such executive’s separation from the Company. The amounts shown for Mr. Reyes represent the actual amounts received by Mr. Reyes in connection with his termination on April 21, 2025. Certain of our executives are subject to post-termination restrictive covenants that restrict their ability to own, operate, or manage any mineral property within 50 kilometers of the Companies operations in Oaxaca, Mexico for a period of 12 months after termination of employment.

Gold Resource Corporation

		Termination by Company
Allen Palmiere	Voluntary or	Without Cause or by Exec
	Termination	for Good Reason
	for Cause	Prior to COC		After COC		Death (7)	Disability (8)
Cash Severance	$-	$1,812,030	(1)	$2,558,160	(2)	$-	$-
Restricted Share Units	-	-		374,564	(3)	-	-
Options	-	-		-	(4)	-	-
Performance Stock Units	-	-		223,701	(5)	-	-
Health Benefits (6)	-	11,785		16,638		-	-
Total	$-	$1,823,815		$3,173,063		$-	$-
(1)	Cash Severance is based on the sum of (a) Mr. Palmiere’s current annual salary of $495,000, plus (b) amount of his prior year bonus (inclusive of both STIP and LTIP components). Amounts reflected in the table are based off 2025 bonus amounts. In 2026, Mr. Palmiere received $261,360 related to the 2025 STIP and $522,720 related to the 2025 LTIP program. The total of the calculated amount of his prior year bonus and his annual salary is divided by twelve, and the product is multiplied by twelve plus one additional month for each completed year of service up to a total of twenty-four months. At the end of 2025, Mr. Palmiere completed five years of service.
(2)	In the event Mr. Palmiere is terminated without cause or he terminates employment for good reason within twelve months of a change in control (as defined in the employment agreement), he would be entitled to receive a payment equal to two times (24-months) the sum of (a) his then-annual salary, and (b) his prior year bonus payment (inclusive of STIP and LTIP components). Amounts reflected in the table are based off 2025 bonus amounts. In 2026, Mr. Palmiere received $261,360 related to the 2025 STIP and $522,720 related to the 2025 LTIP program.
(3)	All unvested RSUs will become vested (451,282). Value is based on the number of accelerated RSUs multiplied by the share price of the Company at December 31, 2025 of $0.83 per share.
(4)	All unvested stock options will become vested. As at December 31, 2025, Mr. Palmiere had 660,408 vested stock options and no unvested stock options. As of December 31, 2025, all options were out of the money.
(5)	All unvested PSUs will become vested (269,519). Value is based on the number of accelerated PSUs multiplied by the share price of the Company at December 31, 2025 of $0.83 per share. PSUs are assumed at 100% payout, although the realized performance will be assessed at the time of a change of control.
(6)	The Company is required to maintain Mr. Palmiere’s health benefits (or pay cash consideration in lieu thereof) for twelve months after the termination plus one additional month for each completed year of service, up to a total of twenty-four months (“Service Period”). For a termination in connection with a change in control, the Service Period is twenty-four months. At the end of 2025, Mr. Palmiere completed five years of service.
(7)	Under his employment agreement, upon termination due to death, Mr. Palmiere’s estate is entitled to all unpaid amounts due to Mr. Palmiere (including salary, bonus, and accrued vacation pay), and his stock options, RSUs and health benefits will be governed by the terms of the Company’s related plans. All such payments owed shall be made pursuant to any employee benefit plan or life insurance policy maintained by the Company.
(8)	The Company maintains a group life and AD&D insurance policy that includes Mr. Palmiere. There are no other additional disability benefits relating to termination provided in Mr. Palmiere’s employment agreement.

Gold Resource Corporation

		Termination by Company
Chet Holyoak	Voluntary or	Without Cause or by Exec
	Termination	for Good Reason
	for Cause	Prior to COC		After COC		Death (7)	Disability (8)
Cash Severance	$-	$290,000	(1)	$812,000	(2)	$-	$-
Restricted Share Units	-	-		117,218	(3)	-	-
Options	-	-		-	(4)	-	-
Performance Stock Units	-	-		84,017	(5)	-	-
Health Benefits (6)	-	42,948		42,948		-	400,000
Total	$-	$332,948		$1,056,183		$-	$400,000
(1)	Cash Severance is equal to 12 months annual current salary of $290,000.
(2)	In the event Mr. Holyoak is terminated without cause or he terminates employment for good reason within twelve months of a change in control (as defined in the employment agreement), he would be entitled to receive a payment equal to the sum of (1) twice his then-annual salary, and (2) an amount equal to the greater of the short-term incentive bonus or his targeted cash bonus in each case for the two years prior to the change of control. The STIP targeted cash bonus is calculated using Mr. Holyoak’s current annual salary multiplied by the “Target” STIP percentage (40%) of base salary for two full fiscal years prior to a change of control.
(3)	All unvested RSUs will become vested (141,227). Value is based on the number of accelerated RSUs multiplied by the share price of the Company at December 31, 2025 of $0.83 per share.
(4)	All unvested stock options will become vested. Mr. Holyoak did not hold any option awards as of December 31, 2025.
(5)	All unvested PSUs will become vested (101,225). Value is based on the number of accelerated PSUs multiplied by the share price of the Company at December 31, 2025 of $0.83 per share. PSUs are assumed at 100% payout, although the realized performance will be assessed at the time of a change of control.
(6)	The Company is required to provide continuing health insurance coverage (including medical, dental, vision, life, and disability) for Mr. Holyoak and eligible dependents for a period of twelve months following termination.
(7)	Under his employment agreement, upon termination due to death, Mr. Holyoak’s estate is entitled to the same payments benefits that Mr. Holyoak is entitled to receive in the event of a termination for cause. All such payments owed shall be made pursuant to any employee benefit plan or life insurance policy maintained by the Company.
(8)	The Company maintains a group life and AD&D insurance policy that includes Mr. Holyoak. Under his employment agreement, upon termination due to disability, Mr. Holyoak is entitled to a lump sum equal to six months of his then base salary, reduced by any disability insurance maintained by the Company to be received by Mr. Holyoak for six months following such termination.

Termination by Company
Armando Alexandri (1)	Voluntary or	Without Cause or by Exec
	Termination	for Good Reason
	for Cause	Prior to COC	After COC	Death	Disability
Cash Severance	$-	$-	$-	$-	$-
Restricted Share Units	-	-	-	-	-
Options	-	-	-	-	-
Performance Stock Units	-	-	-	-	-
Health Benefits	-	-	-	-	-
Total	$-	$-	$-	$-	$-
(1)	Mr. Alexandri does not have a written employment agreement with the Company and, as of December 31, 2025, did not hold any RSUs or other equity awards. As such, Mr. Alexandri was not entitled to any termination or change of control payments as of December 31, 2025.

Gold Resource Corporation

Alberto Reyes (1)	Termination by Company Without Cause
Cash Severance	$458,506	(2)
Restricted Share Units	87,373	(3)
Performance Stock Units	56,909	(4)
Deferred Stock Units	32,282	(5)
Health Benefits	9,564	(6)
Total	$644,635
(1)	Mr. Reyes departed from the Company on April 21, 2025. The amounts in this table represent the actual severance benefits paid to Mr. Reyes in connection with his termination.
(2)	Mr. Reyes received cash severance equal to $452,481, payable in four equal quarterly installments commencing on May 15, 2025, and $6,025 cash in lieu of life and accidental death and disability insurance.
(3)	Represents the value as of May 5, 2025 of Mr. Reyes’ previously vested but deferred RSUs. Mr. Reyes’ unvested RSUs were forfeited as of the date of his termination.
(4)	Mr. Reyes’ unvested PSUs for the 2024-2026 performance period were forfeited as of the date of his termination, but the vesting for the PSUs for the 2023-2025 performance period was accelerated upon termination and common shares were issued on May 5, 2025.
(5)	Mr. Reyes’ DSUs, which are vested at the grant date, were settled as of the date of his termination by issuing common shares on May 5, 2025.
(6)	Represents estimated cost of continued dental and medical benefits for Mr. Reyes and eligible dependents for up to 15 months.

Pay Versus Performance Disclosure

The following pay versus performance disclosure is required as per rules adopted by the SEC in the fall of 2022. The disclosure required for smaller reporting companies consists of a Pay Versus Performance Table and reconciliation of the information reported in the table. The SEC believes this disclosure will help shareholders better evaluate the link between executive pay and performance, both for the Company on a stand-alone basis and as compared to other publicly traded companies.

The Pay Versus Performance Table is highly regulated and requires pay disclosure that is significantly different than what we have customarily provided in the Summary Compensation Table and the other executive compensation tables in prior years. The table currently provides SEC-mandated compensation data for the fiscal years ended December 31, 2023, 2024 and 2025 for our NEOs, along with certain financial performance measures. In reviewing the table, our shareholders should note the following:

●	The amounts in columns (b) and (d) of the table are taken from or derived directly from the total compensation paid to the relevant NEOs as reported in this year’s or prior years’ Summary Compensation Tables;
●	The “compensation actually paid” in columns (c) and (e) of the table represents a new type of compensation disclosure mandated by the SEC, the intent of which is to try and isolate the amount of compensation earned by the relevant NEO(s) in each year. To calculate “compensation actually paid,” we are required to start with the totals for that year as reported in the Summary Compensation Table, deduct the Summary Compensation Table values for stock and option awards, and then add back amounts for new and previously outstanding stock and option awards in a manner mandated by the SEC. The disclosure and calculations are complex and can be confusing, and the amounts determined in accordance with the rules often bear no relation to the money or the economic value received or monetized by a particular NEO in the given year. We therefore caution that the term “compensation actually paid” should not be read literally and does not actually reflect the “take home” amounts received by our NEOs in a given year;
●	The SEC rules require that we include in the Pay Versus Performance table information regarding our U.S. GAAP net income results. U.S. GAAP net income was not a performance metric in any of our compensation programs and did not affect the compensation awarded to our NEOs for the years covered by the Pay Versus Performance Table. We are nonetheless required to include such information in the table and we urge our investors to keep in mind that U.S. GAAP net income did not drive the amount of pay awarded to or realized by our NEOs; and
●	For the presentation of the pay versus performance disclosure, compensation relating to the Company’s former Chief Financial Officer, Ms. Kimberly Perry, is included for the 2023 period. Ms. Perry departed the Company on August 2, 2023 and was replaced by Mr. Holyoak as the Chief Financial Officer. Please refer to Form DEF14A

Gold Resource Corporation

filed on April 29, 2024 and available on our website at www.goldresourcecorp.com/investors/reports-filings/ for further information as to Ms. Perry’s compensation.
●	Additionally, compensation relating to the Company’s former Chief Operating Officer, Mr. Alberto Reyes, is included for the 2023, 2024, and 2025 period. Mr. Reyes departed the Company on April 21, 2025 and was replaced by Mr. Alexandri as the new Chief Operating Officer.

Pay Versus Performance Table

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Non-PEO NEOs (2) (3) (4)	Average Compensation Actually Paid to Non-PEO NEOs (2) (3) (4)	Value of Initial Fixed $100 Investment Based On Total Shareholder Return ("TSR")	Net Income / (Loss As $ '000s (5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
2025	$ 757,218	$ 1,197,994	$ 468,177	$ 478,651	$ 54	($ 6,459)
2024	$ 817,354	$ 627,580	$ 448,943	$ 337,447	$ 15	($ 56,501)
2023	$ 1,009,846	$ 459,467	$ 512,965	$ 246,146	$ 25	($ 24,144)
(1)	In his capacity as Chief Executive Officer, Mr. Palmiere is included as our principal executive officer for 2025, 2024 and 2023. See the Summary Compensation Table Total versus Compensation Actually Paid Reconciliation Table below for additional details.
(2)	In 2025, the non-PEO NEOs are composed of Mr. Holyoak, Mr. Alexandri, and Mr. Reyes. Concerning Mr. Reyes, compensation related to his termination includes severance and cash in lieu of life and accidental death and disability insurance.
(3)	In 2024, the non-PEO NEOs are composed of Mr. Holyoak and Mr. Reyes.
(4)	In 2023, the non-PEO NEOs are composed of Mr. Holyoak, Ms. Perry, and Mr. Reyes. Concerning Ms. Perry, compensation related to her termination includes severance and accrued vacation paid as cash.
(5)	Represents Company Net Income as disclosed on our 2025 and 2024 Annual Report. The 2023 Net Income shown is adjusted for the restatement of the quarterly and annual periods following the Company’s identification of a material weakness in its control over financial reporting as relating to liabilities of the Company’s Back Forty Project with respect to the Gold and Silver Stream Agreements, Refer to the 2024 Annual Report for further information.

Summary Compensation Table Total versus Compensation Actually Paid Reconciliation Table

The following table contains a reconciliation of the amounts reflected in the Summary Compensation Table for Mr. Palmiere and our other NEOs (other than the PEO) for each year covered by the Pay Versus Performance Table above (as reported in columns (b) and (d) above, respectively) as compared to the Compensation Actually Paid to Mr. Palmiere and Average Compensation Actually Paid to our other NEOs (other than the PEO) for each such covered year (as reported in columns (c) and (e) above, respectively). The Company’s NEOs (other than the PEO) whose compensation is used to calculate the average amounts in the pay for performance table above for fiscal year ended December 31, 2025 are Mr. Holyoak, Mr. Alexandri and Mr. Reyes, for the fiscal year ended December 31, 2024 are Mr. Holyoak and Mr. Reyes, and for the fiscal year ended December 31, 2023 are Mr. Holyoak, Ms. Perry and Mr. Reyes.

Gold Resource Corporation

		PEO			OTHER NEO AVERAGE
ADJUSTMENTS (1) (2) (3) (4)		2025	2024	2023	2025 (4)	2024	2023
Summary Compensation Table Total		$ 757,218	$ 817,354	$ 1,009,846	$ 468,177	$ 448,943	$ 512,965
Deduction for amount reported in "Option Awards" column of the Summary Compensation Table	(-)	-	-	-	-	-	-
Deduction for amount reported in "Stock Awards" column of the Summary Compensation Table	(-)	-	(302,239)	(339,255)	-	(129,185)	(117,914)
Addition of fair value at fiscal year ("FY") end, of equity awards granted during the FY that remained outstanding	(+/-)	-	192,398	133,987	-	79,573	25,854
Addition of fair value at vesting date, of equity awards granted during the FY that vested during the year	(+/-)	-	-	100,418	-	-	25,621
Addition of change in fair value at FY end versus prior FY end for awards granted in prior FY that remained outstanding	(+/-)	411,897	(48,168)	(421,822)	49,387	(54,012)	(59,258)
Addition of change in fair value at vesting date versus prior FY end for awards granted in prior FY that vested during the FY	(+/-)	28,879	(31,765)	(23,708)	20,831	(7,872)	(74,915)
Deduction of the fair value at the prior FY end for awards granted in prior FY that failed to meet their vesting conditions	(+/-)	-	-	-	(59,744)	-	(66,207)
Compensation Actually Paid		$ 1,197,994	$ 627,580	$ 459,466	$ 478,651	$ 337,447	$ 246,146

(1)	The 2025 STIP was paid in cash during March 2026 at 88% of target and shown as 2025 compensation. No 2024 STIP was paid in cash or awarded as shares.
(2)	Equity valuations have been calculated in accordance with the requirements for Compensation Actually Paid in accordance with the fair value requirements under ASC 718. Adjustment for stock options represents the sum of changes in fair value during the fiscal year. The stock options have a ten (10) year contractual term and vest pro-ratably over three years. The fair value of stock options that become vested within the respective years and the fair value of stock options that were outstanding at the end of each year end period are each determined by multiplying the number of shares to a Black-Scholes calculation model that incorporates assumptions as to the expected life of the award, the closing share price at either the vesting date (for shares vested during period) or at year end (for outstanding shares at fiscal year-end date), the award’s respective exercise or strike price, the risk-free rate as based on three-year U.S. interest rates, the expected dividend yield, and share price volatility based on the expected life of the award. For option awards that vested in the 2023 period, the fair market values per share for stock options on the vest dates are as follows: Options granted 1/4/2021 = $0.43; Options granted 3/21/2022 = $0.25. For option awards that vested in the 2024 period, the fair market values per share for stock options on the vest dates are as follows: Options granted 1/4/2021 = $0.01; Options granted 3/21/2022 = $0.05. For option awards that were outstanding as of the end fiscal year 2023, the fair market values are: December 29, 2023 = $0.02; December 30, 2022 = $0.35. No unvested options were outstanding as of December 31, 2024 and 2025.
(3)	Equity valuations have been calculated in accordance with the requirements for Compensation Actually Paid in accordance with the fair value requirements under ASC 718. Adjustment for RSUs represents the sum of changes in fair value during the fiscal year. The RSUs vest ratably over three years. See the Executive Compensation Discussion and Analysis for a description of this award and the rationale. For RSUs that vested in the 2023 period, the fair market values per share on the vest dates are as follows: RSUs granted 3/21/2022 = $0.88, RSUs granted 6/22/2022=$0.88. For RSUs that were vested in the 2024 period, the fair market value per share on the vest dates are as follows: RSUs granted 3/21/2022 = $0.40, RSUs granted 6/22/2022=$0.40, RSUs granted 3/1/7/2023 = $0.38. For RSUs that vested in the 2025 period, the fair market value per share on the vest dates are as follows: RSUs granted 6/22/2022 = $0.55, RSUs granted 3/1/7/2023 = $0.48, RSUs granted 4/29/2024 = $0.23 For RSUs that were outstanding at the end of each respective fiscal year end, the fair market values are: December 31, 2025=$0.84, December 29, 2024 = $0.24; December 30, 2023 = $0.38.
(4)	Equity valuations have been calculated in accordance with the requirements for Compensation Actually Paid in accordance with the fair value requirements under ASC 718. Adjustment for PSUs represents the sum of changes in fair value during the fiscal year. The PSUs vest pro-ratably over three years with a three-year cliff. See the Executive Compensation Discussion and Analysis for a description of this award and the rationale. PSUs were awarded on 3/21/2022, 6/22/2022, 3/17/2023, and 4/29/2024. As of the close of 2023, PSUs awarded on 3/21/2022 vested at a fair market value of $0.33, at the close of 2024, PSUs awarded on 6/22/2022 vested at a fair market value of $0.21, at the close of 2025, PSUs awarded on 3/17/2023 did not vest and thus awards were canceled as performance thresholds were not achieved. Therefore, at the close of 2025, the outstanding PSUs included the 4/29/2024 awards. At close of 2023, the outstanding PSU awards carried the following fair market values: 6/22/2022 = $0.39, 3/21/2023 = $0.33. At close of 2024, the outstanding PSU awards carried the following fair market values: 3/17/2023 = $0.21, 4/29/2024 = $0.21. At close of 2025, the outstanding PSU awards carried the following fair market value: 4/29/2024 = $0.86.

Gold Resource Corporation

Compensation Actually Paid and Cumulative TSR

The following graph reflects the relationship between the amount of “compensation actually paid” to Mr. Palmiere and the average amount of “compensation actually paid” to the Company’s NEOs as a group (excluding Mr. Palmiere) with the Company’s cumulative TSR over the three years presented in the table.

Compensation Actually Paid and GAAP Net Loss

The following table reflects the relationship between the amount of “compensation actually paid” to Mr. Palmiere and the average amount of “compensation actually paid” to the Company’s NEOs as a group (excluding Mr. Palmiere) with the Company’s net loss, as reported under US GAAP, over the three years presented in the table. The Company does not use net loss as a performance measure in the overall executive compensation program.

Director Compensation

The non-executive directors compensation program consists of (i) annual cash retainers (directors may elect to defer a portion of their cash retainers into fully vested DSUs), and (ii) the granting of DSUs (described below) as equity compensation. During 2025, no equity compensation was granted due to the Company’s lower share price performance. Executives who are also directors are not compensated for Board service in addition to their executive compensation outlined in the Executive Compensation section of this Amendment No. 1.

Gold Resource Corporation

Retainers

During the 2025 period, the retainer structure remained the same as in 2024; however, equity compensation was not granted in 2025. The following table shows the Company’s annual retainer structure:

Fee Type	Annual Retainer
	Cash	Equity
Board Chair	$140,000	$150,000
Board Member	$70,000	$100,000
Committee Chair	$10,000 – $25,000	N/A
Committee Member	$7,500	N/A

From time to time, other non-recurring committees may be required, including but not limited to special committees or advisory committees. The directors appointed to serve on these committees will be compensated depending on objectives set for the committee.

Payment of Retainers

Each non-executive director may elect to have the cash retainer shown in the table above paid in equity. At the non-executive director’s discretion, equity issued in lieu of cash retainers can be in the form of fully vested DSUs or unrestricted stock grants. The terms of the DSUs are discussed below. The number of shares covered by each DSU, or unrestricted stock grant, will be based on the Company’s 20-day Volume Weighted Average Price (“VWAP”) as calculated on the closing date that the cash would have otherwise been paid.

Deferred Share Units

Effective January 1, 2021, the Board, on the recommendation of the Compensation Committee, implemented a program to issue DSUs. Each DSU is a phantom, or notional interest that entitles the recipient to receive one share of Company stock, or the cash equivalent thereof, upon the settlement of the DSU. The Board awards DSUs to an eligible director to provide appropriate equity-based compensation for the services he or she renders to the Company. The purpose of the DSUs is to promote a greater alignment of interests between non-executive directors and the shareholders of the Company, and to provide a compensation system for non-executive directors that, together with any other compensation mechanisms of the Company, reflects the responsibility, commitment, and risk accompanying Board membership.

Effective January 1, 2022, the Board adopted the Gold Resource Corporation Non-Employee Director Deferred Compensation Plan (the “Director Deferred Compensation Plan”) which formalizes the terms and conditions pursuant to which directors may elect to defer their cash retainers into DSUs, as well as the payment terms of all such DSUs. Generally, DSUs for U.S. participants under the Director Deferred Compensation Plan will be settled upon the earliest to occur of (1) a termination of the participant’s service on the Board, (2) death, (3) a change in control of the Company (as defined in the Director Deferred Compensation Plan), or (4) ten years from grant date. DSUs for Canadian participants under the Director Deferred Compensation Plan will generally be settled upon the later of (1) termination of the participant’s service on the Board or (2) termination of the participant’s employment.

During 2025, the Company did not award any DSUs to directors as equity-based compensation.

In addition, as noted above, directors may also elect to defer their cash retainers into DSUs. DSUs issued in lieu of cash retainers are 100% vested upon issuance. During 2025, Mr. Little deferred a portion of his Board retainer in an amount equal to $48,750 into 71,902 DSUs, which are payable on the earlier of the date of his separation from the Company or the ten-year anniversary of the grant date. During 2025, Ms. Manassa Murphy deferred a portion of her Board retainer in an amount equal to $29,375 into 43,326 DSUs, which are payable on the earlier of the date of her separation from the Company or the ten-year anniversary of the grant date. Ms. Manassa Murphy has deferred a total of $151,476 of her Board retainer into 279,387 DSUs from 2021 through 2025. During 2025, Mr. Gianulis did not defer any portion of his Board retainer to DSUs.

Gold Resource Corporation

Director Compensation Table

The table below summarizes the compensation of all non-executive directors who served as directors at any time during the fiscal year ended December 31, 2025:

Name	Fees Earned (1)	Total
Ronald N. Little (2), (5)	$195,000	$195,000
Lila Manassa Murphy (3), (5)	$117,500	$117,500
Peter Gianulis (4), (5)	$45,536	$45,536
(1)	Fees Earned includes compensation relating to appointments on Special Committees or Advisory Committees.
(2)	Mr. Little’s Fees Earned includes 71,902 DSUs awarded in lieu of cash, with a grant date fair value of $48,750.
(3)	Ms. Manassa Murphy’s Fees Earned includes 43,326 DSUs awarded in lieu of cash, with a grant date fair value of $29,375.
(4)	Mr. Gianulis did not receive any DSUs awarded in lieu of cash during 2025.
(5)	As of December 31, 2025, Mr. Little and Ms. Manassa Murphy held 406,847 and 428,947 vested DSUs, respectively, while Mr. Gianulis did not hold any DSUs.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 22, 2026, there were a total of 161,886,146 shares of our common stock outstanding, our only class of voting securities currently outstanding. The following table describes the beneficial ownership of our voting securities as of April 22, 2025 by: (1) each of our directors, director nominees and executive officers; (2) all of our directors, director nominees, and officers as a group; and (3) each shareholder known to us to own beneficially more than 5% of our common stock. Unless otherwise stated, the address where each of the individuals may be reached is our principal executive offices, 7887 East Belleview Avenue, Suite 1100, Denver, Colorado 80111. All ownership is direct, unless otherwise stated. Pursuant to Rule 13d-3 under the Exchange Act, beneficial ownership includes shares as to which the individual has or shares voting power or investment power, and any shares that the individual has the right to acquire within 60 days of April 21, 2025, including through the exercise or vesting of any stock option, RSU, PSU, or DSU. For each individual who holds options, RSUs, PSUs, or DSUs to acquire shares, the shares of our common stock underlying those securities are treated as owned by that holder and as outstanding shares when that holder’s percentage ownership of our common stock is calculated. That common stock is not treated as outstanding when the percentage ownership of any other holder is calculated. A review of reports filed with the SEC lead us to conclude that no other shareholders than listed below are believed to beneficially own more than 5% of our common stock.

	Number of Shares		Percentage (%)
Allen Palmiere (1), (2)	1,447,737	(3)	0.9%
Ron Little (1)	40,000	(4)	*
Lila Murphy (1)	-	(5)	*
Peter Gianulis (1)	-	(6)	*
Chet Holyoak (2)	101,510	(7)	*
Armando Alexandri (2)	-		*
All Officers and Directors as a Group	1,589,247	(3),(4), (5), (6), (7), (8)	1.0%
*	Less than 1%
(1)	Director
(2)	Officer
(3)	Mr. Palmiere holds fully vested stock options to purchase 660,408 shares of common stock (which are currently not in the money) and vested and deferred RSUs of 787,329. This does not include 111,576 DSUs that were awarded in connection with the 2022 STIP bonus and that entitle Mr. Palmiere to receive the equivalent shares of our common stock or the cash equivalent thereof, at the Company’s discretion, upon the settlement of such DSUs.
(4)	Mr. Little holds directly owned shares of 40,000. This does not include 40,000 DSUs awarded when joining the Board in 2021, 268,360 DSUs that were awarded in connection with the 2022, 2023, and 2026 annual equity awards, and 269,347 DSUs issued in lieu of board fees and that entitle Mr. Little to receive the equivalent shares of our common stock or the cash equivalent thereof, at the Company’s discretion, upon the settlement of such DSUs.
(5)	This does not include 40,000 DSUs awarded when joining the Board in 2021, 236,600 DSUs that were awarded in connection with the 2022, 2023, and 2026 annual equity awards, and 285,443 DSUs issued in lieu of board fees and that

Gold Resource Corporation

entitle Ms. Manessa Murphy to receive the equivalent shares of our common stock or the cash equivalent thereof, at the Company’s discretion, upon the settlement of such DSUs.
(6)	This does not include 63,520 DSUs that were awarded in connection with the 2026 annual equity awards and that entitle Mr. Peter Gianulis to receive the equivalent shares of our common stock or the cash equivalent thereof, at the Company’s discretion, upon the settlement of such DSUs.
(7)	Mr. Holyoak holds directly owned shares of 101,510.

Share Ownership Policy

In early 2021, based on a recommendation by the Compensation Committee, the Board adopted a Share Ownership Policy in order to establish share ownership guidelines which are designed to enhance alignment of the interests of directors and executive officers of the Company with its shareholders. Minimum share ownership levels must be achieved within five years.

The CEO is required to own equity in the Company, including DSUs, RSUs, Options, and PSUs, having a value equal to five times the gross amount of his annual base salary, and the CFO and COO must own equity, including DSUs, RSUs, Options, and PSUs, having a value equal to two times the gross amount of his or her annual base salary. Non-executive directors are required to own equity of the Company, including DSUs, having a value equal to two times the gross amount of their annual cash director retainer. The details of the Share Ownership Policy can be found on the Company website at www.goldresourcecorp.com.

Anti-Hedging Policy

Pursuant to the Company’s Anti-Hedging Policy adopted in early 2021, no director or officer of the Company is permitted to purchase financial instruments, including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds that are designed to hedge or offset a decrease in market value of any Company securities granted as compensation or held, directly or indirectly, by such director or officer. The details of the Share Ownership Policy can be found on the Company website at www.goldresourcecorp.com.

Securities Authorized for Issuance under Equity Compensation Plans

The Gold Resource Corporation 2016 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5.0 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, stock units, performance shares, PSUs, and performance cash. Effective January 1, 2021, the Board, on the recommendation of the Compensation Committee, implemented a program to issue DSUs, which are qualifying instruments under the terms of the Company’s Incentive Plan, to eligible directors. Additionally, pursuant to the terms of the Incentive Plan, any award outstanding under the prior plan that is terminated, expired, forfeited, or canceled for any reason, will be available for grant under the Incentive Plan.

The following table sets forth information regarding our equity compensation plans at December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,973,706	$3.05	3,732,939
Equity compensation plans not approved by security holders	-	-	-
Total	1,973,706	$3.05	3,732,939
(1)	This does not include outstanding DSUs and PSUs, as those are expected to be settled in cash.

Gold Resource Corporation

(2)	This only includes options, as RSUs have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

We consider “related party transactions” to be transactions between the Company and (1) a director, officer, director nominee or beneficial owner of five percent or more of our common stock; (2) the spouse, parents, children, siblings, or in-laws of any person named in (1); or (3) an entity in which one of our directors and officers is also a director or officer or has a material financial interest. The Audit Committee is vested with the responsibility of evaluating and approving any potential related party transaction unless a special committee consisting solely of disinterested and independent directors (as defined in the NYSE American Rules) is appointed by the Board. Our policies and procedures for related party transactions are set forth in writing in our Code of Ethics and Audit Committee Charter.

Other than the compensation paid to our directors and officers, there were no related party transactions during the fiscal year ended December 31, 2025.

Director Independence

As of the date of this filing, we have four directors, including three that the Board has determined are independent directors, as follows:

●	Ron Little (independent);
●	Lila Manassa Murphy (independent);
●	Peter Gianulis (independent); and
●	Allen Palmiere.

An “independent director” is a director whom the Board has determined satisfies the requirements for independence, including those established under the Sarbanes–Oxley Act of 2002, Section 10A(m)(3) of the Exchange Act and under Section 803A of the NYSE American LLC Company Guide (“NYSE American Rules”). Ms. Manassa Murphy previously served as the Chair of the Compensation Committee; however, in March 2022, Ms. Manassa Murphy resigned from that role to avoid any perception that the relationship Ms. Manassa Murphy and Mr. Palmiere have with Dundee Corporation might impair her independence.

Gold Resource Corporation

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, P.C. (“BDO”) has served as our independent registered public accounting firm since April 2022 and has provided audit reports on the Company’s consolidated financial statements as of and for the years ended December 31, 2025 and 2024, which did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2025 and 2024, there were no (1) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement in their reports, or (2) reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The following table sets out the aggregate fees billed by BDO for services rendered during the fiscal years ended December 31, 2025 and 2024 and in connection with our annual audits and quarterly reviews, as well as for any other non-audit services provided by the firm:

	BDO	BDO
	2025	2024
Audit Fees	$603,000	$551,000
Audit-Related Fees	-	-
Tax Fees	92,738	95,285
All Other Fees	-	-
Total Fees	$695,738	$646,285

Audit Fees. This category includes fees related to the audit of our annual financial statements; review of financial statements included in our quarterly reports on Form 10-Q; and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements during those fiscal years.

Audit-Related Fees. This category consists of assurance and related services provided by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”

Tax Fees. This category consists of professional services rendered by the independent registered public accounting firm primarily in connection with our tax compliance activities, including the preparation of tax returns, technical tax advice related to the preparation of tax returns, intercompany transfer pricing and any tax compliance activities related to mergers and/or acquisition.

All Other Fees. This category consists of fees for other corporate services that are not included in the other categories of fees.

During the fiscal year ended December 31, 2025, the Audit Committee approved in advance all services provided by BDO.

Gold Resource Corporation

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in Item 15(b) of Part IV of the Original Form 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

Item No.	Description

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.

104	Cover Page Interactive Data File (embedded within the XBRL document).
*	Filed herewith

Gold Resource Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Date: April 29, 2026	/s/ Allen Palmiere
By: Allen Palmiere, Chief Executive Officer, President and Director (Principal Executive Officer)

Date: April 29, 2026	/s/ Chet Holyoak
By: Chet Holyoak, Chief Financial Officer, (Principal Financial and Accounting Officer)

Gold Resource Corporation