Form 10-Q
period 2026-03-31
GOLD RESOURCE CORP
filed 2026-05-08
CIK 1160791

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 001-34857

Gold Resource Corporation

(Exact Name of Registrant as Specified in its charter)

Colorado	84-1473173
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7887 E. Belleview Ave, Suite 1100, Denver, Colorado 80111

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 161,882,909 shares of common stock outstanding as of May 4, 2026.

GOLD RESOURCE CORPORATION

FORM 10-Q

DDGM Processing Plant

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

FIRST QUARTER 2026 SUMMARY

A summary for the three months ended March 31, 2026 is presented below and discussed further under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Corporate and Financial

●	On January 26, 2026, the Company announced that it entered into a definitive arrangement agreement and plan of merger (the “Arrangement Agreement”) with Goldgroup Mining Inc. (“Goldgroup”), whereby Goldgroup agreed to acquire all of the issued and outstanding shares of the Company’s common stock (the “Transaction”). Pursuant to the Arrangement Agreement, the Company’s stockholders will receive 1.4476 common shares of Goldgroup for each share of the Company’s common stock (as adjusted by a share consolidation to be completed by Goldgroup prior to closing). The Transaction is expected to close in the third quarter of 2026, subject to customary closing conditions (including approval by the stockholders of each of the Company and Goldgroup). The parties received unconditional approval from the Mexican National Antitrust Commission in respect of the Transaction on April 27, 2026.
●	The Company has $40.2 million in working capital and $31.0 million in cash and cash equivalents as of March 31, 2026.
●	The Company had net income of $4.7 million, or $0.03 per share, for the quarter, which reflects the increased production and higher realized metal prices in 2026.
●	Total cash cost after co-product credits for the quarter was $2,164 per AuEq ounce, and total consolidated all-in sustaining cost (“AISC”) after co-product credits for the quarter was $3,476 per AuEq ounce. (See Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures for a reconciliation of non-GAAP measures to applicable U.S. GAAP measures).

Don David Gold Mine (“DDGM”)

●	In the first quarter of 2026, DDGM, located in Mexico, produced and sold a total of 8,749 gold equivalent (“AuEq”) ounces, comprised of 1,548 gold ounces and 374,232 silver ounces, at an average realized sales price per ounce of $5,098 and $98.09, respectively. The 74,444 total tonnes milled was 31% higher than in the same period in 2025. Metal production for gold and silver increased by 126% and 54%, respectively. Copper, lead, and zinc production also increased by 39%, 36%, and 64%, respectively.
●	During the first quarter of 2026, exploration expenditures at DDGM increased as the Company continued to engage in strategic planning and prioritization of regional surface exploration activities across multiple projects, including Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali, while limited surface expansion drilling also commenced, testing the Isabel SE target. Underground grade-control, infill, and selective expansion drilling continued to focus on near-term production targets at Arista and at the Alta Gracia project. At Arista, drilling supported production planning and refinement of the geologic model for veins within the Arista system, including the Viridiana, Gisela, Candelaria, Marena North and Splay 31 veins, as well as for veins within the Three Sisters system, focused on the Sandy and Sadie vein sets. At the Alta Gracia Project, surface and underground infill and expansion drilling advanced evaluation of the Mirador and Independencia vein systems.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)

(Unaudited)

		As of	As of
		March 31,	December 31,
	Note	2026	2025
ASSETS
Current assets:
Cash and cash equivalents		$31,025	$25,011
Accounts receivable, net		15,060	13,253
Inventories, net	4	8,739	8,234
Prepaid expenses and other current assets	6	2,667	2,784
Total current assets		57,491	49,282
Property, plant, and mine development, net	7	138,754	134,656
Other non-current assets		179	124
Total assets		$196,424	$184,062
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$7,288	$7,360
Mining royalty taxes payable, net		2,663	2,860
Accrued expenses and other current liabilities	8	7,295	7,043
Total current liabilities		17,246	17,263
Reclamation and remediation liabilities	10	10,299	10,184
Gold and silver stream agreements liability	9	95,597	90,930
Deferred tax liabilities, net	5	18,028	15,527
Contingent consideration	11	3,494	3,554
Other non-current liabilities	8	2,946	2,575
Total liabilities		147,610	140,033

Commitments and contingencies	11

Shareholders’ equity:
Common stock - $0.001 par value, 200,000,000 shares authorized: 161,886,146 and 161,767,412 shares outstanding at March 31, 2026 and December 31, 2025, respectively		162	162
Additional paid-in capital		138,504	138,458
Accumulated deficit		(82,797)	(87,536)
Treasury stock at cost, 336,398 shares		(5,884)	(5,884)
Accumulated other comprehensive loss		(1,171)	(1,171)
Total shareholders’ equity		48,814	44,029
Total liabilities and shareholders’ equity		$196,424	$184,062

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(U.S. dollars in thousands, except share and per share amounts)

(Unaudited)

		For the three months ended
		March 31,
	Note	2026	2025

Sales, net	3	$43,943	$12,354
Cost of sales:
Production costs		20,636	10,708
Depreciation and amortization		4,027	2,704
Reclamation and remediation		235	394
Total cost of sales		24,898	13,806
Mine gross profit (loss)		19,045	(1,452)
Costs and expenses:
General and administrative expenses		1,594	1,144
Mexico exploration expenses		1,230	281
Michigan Back Forty Project expenses		209	204
Stock-based compensation	15	1,024	400
Other expense, net	16	5,537	4,311
Total costs and expenses		9,594	6,340
Income (loss) before income taxes		9,451	(7,792)
Income tax provision	5	4,712	527
Net income (loss)		$4,739	$(8,319)
Net income (loss) per common share:
Basic and diluted income (loss) per common share	17	$0.03	$(0.07)

Weighted average shares outstanding:
Basic	17	161,863,094	112,442,135
Diluted	17	163,716,164	112,442,135

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share amounts)

(Unaudited)

	For the three months ended March 31, 2026 and 2025
	Number of Common Shares	Par Value of Common Shares	Additional Paid- in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, December 31, 2024	95,661,347	$96	$115,319	$(81,077)	$(5,884)	$(1,171)	$27,283
Stock-based compensation	-	-	140	-	-	-	140
Common stock issued for vested restricted stock units	328,942	-	-	-	-	-	-
Issuance of common stock, net of issuance costs	9,287,601	9	3,013	-	-	-	3,022
Surrender of common stock for taxes due on net settlement	(123,806)	-	(42)	-	-	-	(42)
Registered direct offering	15,625,000	16	2,484				2,500
Net loss	-	-	-	(8,319)	-	-	(8,319)
Balance, March 31, 2025	120,779,084	$121	$120,914	$(89,396)	$(5,884)	$(1,171)	$24,584

Balance, December 31, 2025	162,103,810	$162	$138,458	$(87,536)	$(5,884)	$(1,171)	$44,029
Stock-based compensation	-	-	102	-	-	-	102
Common stock issued for vested restricted stock units	177,150	-	-	-	-	-	-
Surrender of common stock for taxes due on net settlement	(58,416)	-	(56)	-	-	-	(56)
Net income	-	-	-	4,739	-	-	4,739
Balance, March 31, 2026	162,222,544	$162	$138,504	$(82,797)	$(5,884)	$(1,171)	$48,814

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

(Unaudited)

		For the three months ended March 31,
	Note	2026	2025
Cash flows from operating activities:
Net income (loss)		$4,739	$(8,319)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense		2,524	427
Depreciation and amortization		4,088	2,918
Stock-based compensation		1,024	400
Interest on streaming liabilities		4,667	3,821
Other operating adjustments, net	19	(213)	164
Changes in operating assets and liabilities:
Accounts receivable		(1,807)	(1,050)
Inventories		113	514
Prepaid expenses and other current assets		117	161
Other non-current assets and liabilities		(127)	426
Accounts payable and other accrued liabilities		(119)	(454)
Cash settled liability awards		-	(33)
Mining royalty and income taxes payable, net		(156)	197
Net cash provided by (used in) operating activities		14,850	(828)

Cash flows from investing activities:
Capital expenditures		(8,764)	(2,182)
Proceeds from the sale of investments		-	854
Net cash used in investing activities		(8,764)	(1,328)
Cash flows from financing activities:
Proceeds from ATM Program sales, net of issuance costs		-	3,022
Net proceeds from the registered direct offerings		-	2,500
Other financing activities		(56)	(42)
Net cash (used in) provided by financing activities		(56)	5,480
Effect of exchange rate changes on cash and cash equivalents		(16)	(61)

Net increase in cash and cash equivalents		6,014	3,263
Cash and cash equivalents at beginning of period		25,011	1,628
Cash and cash equivalents at end of period		$31,025	$4,891

Supplemental Cash Flow Information
Income and mining taxes paid		$1,897	$-
Non-cash investing or financing activities:
Value of common shares issued for share-based compensation redemption		$112	$69
Balance of capital expenditures in accounts payable		$1,041	$339
Balance of equipment financing		$328	$539

The accompanying notes are an integral part of these Condensed Consolidated Interim Financial Statements.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

GOLD RESOURCE CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

March 31, 2026
(Unaudited)

1. Basis of Preparation of Financial Statements

The Condensed Consolidated Interim Financial Statements (“interim financial statements”) of Gold Resource Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission (“SEC”) for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules. However, the Company believes that the disclosures included are adequate to make the information presented not misleading. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements do not necessarily indicate the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K (the “2025 Annual Report”). The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the 2025 Annual Report.

Recent Developments

On January 26, 2026, the Company announced that it entered into a definitive arrangement agreement and plan of merger (the “Arrangement Agreement”) with Goldgroup Mining Inc. (“Goldgroup”), whereby Goldgroup agreed to acquire all of the issued and outstanding shares of the Company’s common stock (the “Transaction”).

Pursuant to the Arrangement Agreement, the Company’s stockholders will receive 1.4476 common shares of Goldgroup for each share of the Company’s common stock (adjusted to 0.3619 common shares of Goldgroup for each share of the Company’s common stock as a result of a four-for-one share consolidation to be completed by Goldgroup prior to closing). Upon closing of the transaction, the Company will be a wholly owned subsidiary of Goldgroup.

The Transaction was unanimously approved by the boards of directors of the Company and Goldgroup. The Transaction is expected to close in the third quarter of 2026, subject to customary closing conditions (including approval by the stockholders of each of the Company and Goldgroup). The parties received unconditional approval from the Mexican National Antitrust Commission in respect of the Transaction on April 27, 2026.

2. New Accounting Pronouncements

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update improves the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This project facilitates Codification updates for a broad range of Topics arising from technical corrections, the unintended application of the Codification, clarifications, and other minor improvements. The Company is evaluating the impact this guidance will have on the disclosures in the consolidated financial statements.

3. Revenue

The Company derives its revenue mainly from the sale of concentrates. The following table presents the Company’s net sales for each period presented, disaggregated by source:

	For the three months ended March 31,
	2026	2025

	(in thousands)
Concentrate sales
Gold	7,480	2,485
Silver	31,968	7,452
Copper	913	472
Lead	684	539
Zinc	3,113	1,751
Less: Treatment and refining charges	(3,047)	(447)
Total concentrate sales, net	41,111	12,252
Realized gain - embedded derivative, net (1)	5,187	24
Unrealized (loss) gain - embedded derivative, net	(2,355)	78
Total sales, net	$43,943	$12,354
(1)	The Company's sales contain an embedded derivative related to a provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. The amount of realized gain or loss is highly driven by the amount of provisional sales from the prior quarter that is settled in the current quarter, as well as the difference between the provisional and final sales price. Copper, lead, and zinc are co-products. In the realized gain - embedded derivative, net, there is a $36 thousand gain related to these co-products for the three months ended March 31, 2026. There is a $72 thousand loss in the realized gain - embedded derivative, net, related to the co-products for the three months ended March 31, 2025.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

4. Inventories, net

At March 31, 2026 and December 31, 2025, inventories, net, consisted of the following:

	As of	As of
	March 31,	December 31,
	2026	2025

	(in thousands)
Stockpiles - underground mine	$230	$491
Concentrates	2,983	2,301
Subtotal - product inventories	3,213	2,792
Materials and supplies (1)	5,526	5,442
Total	$8,739	$8,234
(1)	Net of reserve for obsolescence of $0.9 million and $1.1 million as of March 31, 2026 and December 31, 2025, respectively.

5. Income Taxes

The Company recorded an income tax expense of $4.7 million for the three months ended March 31, 2026. For the three months ended March 31, 2025, the Company recorded an income tax expense of $0.5 million. In accordance with applicable accounting rules, the interim provision for taxes is calculated using the estimated consolidated annual effective tax rate. The consolidated effective tax rate is a function of the combined effective tax rates for the jurisdictions in which the Company operates. Variations in the relative proportions of jurisdictional income could result in fluctuations to the Company’s consolidated effective tax rate. At the federal level, the Company’s income in the U.S. is taxed at 21%. Income in Mexico is taxed at 38.5% (30% income tax and 8.5% mining tax), and Canada’s income is taxed at a combined federal and provincial rate of 26.5%, which results in a consolidated effective tax rate above statutory U.S. Federal rates.

Mexico Valuation Allowance

The Company recorded a valuation allowance on all of the Mexico Income Tax net deferred tax assets in 2024 and has continued with a valuation allowance on all of the Mexico Income Tax net deferred tax assets as of March 31, 2026. In accordance with applicable accounting rules, a valuation allowance is recorded when it is more likely than not that some portion of the deferred tax assets will not be realized, after considering all available evidence, both positive and negative. The Company determined a valuation allowance on Mexico Income Tax deferred tax assets was necessary due primarily to the three-year cumulative loss at the Mexico mine.

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

The Company periodically transfers funds from its Mexican wholly owned subsidiary to the U.S. as dividends. Mexico requires a 10% Mexico withholding tax on all post-2013 earnings. The Company began distributing post-2013 earnings from Mexico in 2018. According to the existing U.S. – Mexico tax treaty, the dividend withholding tax between these countries is reduced to 5%, and in some cases to 0%, if certain requirements are met. At the end of 2024, the Company

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

reviewed the tax treaty and believes that it qualifies for a 0% tax withholding. No dividends from Mexico were received by the Company for the three months ended March 31, 2026 and 2025.

In October 2023, the Company received a notification from the Mexican Tax Administration Services (“SAT”) with a sanction of 331 million pesos (approximately $18.3 million as of March 31, 2026) as the result of a 2015 tax audit that began in 2021. The 2015 tax audit performed by SAT encompassed various tax aspects, including but not limited to intercompany transactions, mining royalty tax, and extraordinary mining tax. Management is in process of disputing this tax notification and sent a letter of protest to the tax authorities along with providing all requested documentation. Management intends to pursue legal avenues of protest, including filing a lawsuit with the Mexico court system, if necessary, to ensure that these adjustments are removed. Management believes its position taken on the 2015 income tax return meets the more likely than not threshold and that as of March 31, 2026 and December 31, 2025, the Company has no liability for uncertain tax positions. If the Company were to determine there was an unrecognized tax benefit, the Company would recognize the liability and the related interest and penalties within income tax (benefit) provision.

6. Prepaid Expenses and Other Current Assets

At March 31, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	As of	As of
	March 31,	December 31,
	2026	2025

	(in thousands)
Advances to suppliers	$1,558	$1,080
Prepaid insurance	452	1,106
Other current assets	657	598
Total	$2,667	$2,784

7. Property, Plant, and Mine Development, net

At March 31, 2026 and December 31, 2025, property, plant, and mine development, net consisted of the following:

	As of	As of
	March 31,	December 31,
	2026	2025

	(in thousands)
Asset retirement costs (“ARO asset”)	$4,106	$4,106
Construction-in-progress	4,586	4,020
Furniture and office equipment	1,840	1,855
Land	9,033	9,033
Mineral interest	79,542	79,543
Light vehicles and other mobile equipment	2,409	2,371
Machinery and equipment	49,927	47,582
Mill facilities and infrastructure	36,614	36,524
Mine development	141,647	136,089
Software and licenses	1,554	1,554
Subtotal	331,258	322,677
Accumulated depreciation and amortization	(192,504)	(188,021)
Total	$138,754	$134,656

The Company recorded depreciation and amortization expense of $4.0 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

8. Accrued Expenses and Other Liabilities

At March 31, 2026 and December 31, 2025, accrued expenses and other liabilities consisted of the following:

	As of	As of
	March 31,	December 31,
	2026	2025

	(in thousands)
Accrued royalty payments	$1,090	$800
Accrual for short-term incentive plan	283	835
Liability for Aquila drillhole plugging	8	8
Share-based compensation liability - current	376	-
Equipment financing	328	437
Taxes payable, net (1)	1,515	1,407
Employee profit sharing obligation	1,449	880
Employee withholdings and taxes payable	2,175	2,597
Other payables	71	79
Total accrued expenses and other current liabilities	$7,295	$7,043

Accrued non-current labor obligation	$1,281	$1,431
Stock-based compensation liability	1,578	1,032
Other lease liability	37	49
Other long-term liabilities	50	63
Total other non-current liabilities	$2,946	$2,575

(1)	Taxes payable, net includes IVA tax in Mexico, assessed on purchases of materials and services and sales of products. Likewise, businesses owe IVA taxes as they sell products and collect IVA taxes from their customers. Businesses are generally entitled to recover the taxes they have paid related to purchases of materials and services, either as a refund or credit to IVA tax payable. Amounts recorded as IVA taxes in the consolidated financial statements represent the net estimated IVA tax receivable or payable, since there is a legal right of offset of IVA taxes. As of March 31, 2026 and December 31, 2025, this resulted in a liability balance of $1.5 and $1.4 million, respectively, which is included in accrued expenses and other liabilities in the table above.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

9. Gold and Silver Stream Agreements

The following table presents the Company’s liabilities related to the Company’s Gold and Silver Stream Agreements (the “Osisko Stream Agreements”) with Osisko Bermuda Limited, now called OR Royalties Inc., (“Osisko”) as of March 31, 2026 and December 31, 2025:

	As of	As of
	March 31,	December 31,
	2026	2025

	(in thousands)
Liability related to the Osisko Gold Stream Agreement	$42,470	$40,397
Liability related to the Osisko Silver Stream Agreement	53,127	50,533
Total liability	$95,597	$90,930

The Osisko Stream Agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary, Aquila Resources Inc., defaults under the Osisko Stream Agreements, including by failing to acquire the required permits and achieve commercial production by the agreed upon dates, it may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko.

In March 2024, the Company secured an amendment to the Osisko Gold and Silver Stream Agreements that deferred the required completion of certain operational milestones related to permitting from 2024 to 2026. The amended Osisko Gold Stream Agreement requires the Company’s subsidiary to obtain all material permits necessary for the construction and operation of the Back Forty Project by June 20, 2026, with a grace period through November 30, 2026. If such permits are not obtained on time, the Company’s subsidiary may default on the streaming agreement and all funds, including interest, become due immediately or Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

Feasibility Study activities commenced in April 2026, of which the first phase is scheduled to conclude during the second quarter of 2026. The second phase is planned to begin thereafter and is expected to last approximately one year. During the second phase, the data and technical information required to support permitting applications will be developed and formalized. Once sufficient information is available, the permitting application process will be initiated; this process is currently estimated to require approximately six months. The permitting timeline represents a risk, as the anticipated duration will likely exceed available time constraints, which would result in default unless another amendment is executed.

Gold Stream Agreement

In November 2017, Aquila entered into a stream agreement with Osisko, pursuant to which Osisko agreed to commit approximately $55.0 million to Aquila through a gold stream purchase agreement (the “Osisko Gold Stream Agreement”). In June 2020, Aquila amended the Osisko Gold Stream Agreement, reducing the total committed amount to $50.0 million, as well as adjusting certain milestone dates under the gold stream to align with the current project development timeline. Aquila received a total of $20.0 million of the funds committed at the time of the Company’s acquisition. Remaining deposits from Osisko are $5.0 million upon receipt of permits required for the development and operation of the Back Forty Project and $25.0 million upon the first drawdown of an appropriate project debt finance facility. Osisko has been provided a general security agreement over the Back Forty Project, which consists of the subsidiaries of Gold Resource Acquisition Sub. Inc., a 100% owned subsidiary of the Company. The initial term of the Osisko Gold Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Gold Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2026.

The $20.0 million received from Osisko pursuant to the Osisko Gold Stream Agreement through March 31, 2026 is shown as a long-term liability on the Interim Condensed Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum at March 31, 2026 and at

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

December 31, 2025. As the remaining $30.0 million deposit is subject to the completion of specific milestones and the satisfaction of certain other conditions, this amount is not reflected on the Interim Condensed Consolidated Balance Sheets.

Per the terms of the Osisko Gold Stream Agreement, Osisko will purchase 18.5% of the refined gold from Back Forty (the “Threshold Stream Percentage”) until the Company has delivered 105,000 gold ounces (the “Production Threshold”). Upon satisfaction of the Production Threshold, the Threshold Stream Percentage will be reduced to 9.25% of the refined gold (the “Tail Stream”). In exchange for the refined gold delivered under the Osisko Gold Stream Agreement, Osisko will pay the Company ongoing payments equal to 30% of the spot price of gold on the day of delivery, subject to a maximum payment of $600 per ounce. Where the market price of gold is greater than the price paid, the difference realized from the sale of the gold will be applied against the deposit received from Osisko. Please see Note 11—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Silver Stream Agreement

Through a series of contracts, Aquila executed a silver stream agreement with Osisko to purchase 85% of the silver produced and sold at the Back Forty Project (the “Osisko Silver Stream Agreement”). A total of $17.2 million has been advanced under the Osisko Silver Stream Agreement as of March 31, 2026. There are no future deposits remaining under the Osisko Silver Stream Agreement. The initial term of the Osisko Silver Stream Agreement is for 40 years, automatically renewable for successive ten-year periods. The Osisko Silver Stream Agreement is subject to certain operating and financial covenants, which are in good standing as of March 31, 2026.

Per the terms of the Osisko Silver Stream Agreement, Osisko will purchase 85% of the silver produced from the Back Forty Project at a fixed price of $4.00 per ounce of silver. Where the market price of silver is greater than $4.00 per ounce, the difference realized from the sale of the silver will be applied against the deposit received from Osisko.

The $17.2 million received from Osisko pursuant to the Osisko Silver Stream Agreement through March 31, 2026 is shown as a long-term liability on the Interim Condensed Consolidated Balance Sheets. A periodic interest expense is calculated based on a fixed market rate of interest, which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. The fixed interest rate is applied on the Osisko advance payments and calculated on the total expected life-of-mine production to be deliverable and was 22.2% per annum at March 31, 2026 and at December 31, 2025. Please see Note 11—Commitments and Contingencies in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

10. Reclamation and Remediation

The following table presents the changes in reclamation and remediation obligations for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	2026	2025

	(in thousands)
Reclamation liabilities – balance at beginning of period	$2,099	$1,839
Foreign currency exchange (gain) loss	(12)	260
Reclamation liabilities – balance at end of period	2,087	2,099

Asset retirement obligation – balance at beginning of period	8,093	8,838
Changes in estimate (1)	-	(2,634)
Changes in liability for Aquila drillhole plugging	-	98
Accretion	176	499
Foreign currency exchange (gain) loss	(49)	1,292
Asset retirement obligation – balance at end of period	8,220	8,093
Total period end balance	$10,307	$10,192
(1)	In 2025, the Company updated its closure plan study, which resulted in a $2.6 million decrease in the estimated liability and ARO asset.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table presents the reclamation and remediation obligations as of March 31, 2026 and December 31, 2025:

	As of	As of
	March 31,	December 31,
	2026	2025

	(in thousands)
Current reclamation and remediation liabilities (1)	$8	$8
Non-current reclamation and remediation liabilities	10,299	10,184
Total	$10,307	$10,192

(1)	The current portion of reclamation and remediation liabilities related to drill hole capping in Aquila, Michigan, are included in Accrued expenses and other current liabilities. Please see Note 8—Accrued Expenses and Other Liabilities in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

The Company’s undiscounted reclamation liabilities of $2.1 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively, are related to DDGM. These represent reclamation liabilities that were expensed through 2013 before proven and probable reserves were established and the Company was considered to be a development stage entity; therefore, most of the costs, including asset retirement costs, were not allowed to be capitalized as part of the Company’s property, plant, and mine development.

The Company’s asset retirement obligations reflect the additions to the asset for reclamation and remediation costs in Property, Plant, and Mine Development, post-2013 development stage status, which are discounted using a credit adjusted risk-free rate of 9%. As of March 31, 2026 and December 31, 2025, the Company’s asset retirement obligation was $8.2 million and $8.1 million, respectively, primarily related to DDGM in Mexico.

11. Commitments and Contingencies

Commitments

As of March 31, 2026 and December 31, 2025, the Company has equipment purchase commitments of $6.4 million and $4.3 million, respectively.

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

The total value of the contingent consideration as of March 31, 2026 and December 31, 2025 was $3.5 million and $3.6 million, respectively. The contingent consideration is adjusted for the time value of money and the likelihood of the milestone payments. Any future change in the value of the contingent consideration is recognized in other expense, net, in the Condensed Consolidated Interim Statements of Operations.

The following table shows the change in the balance of the contingent consideration for the three months ended March 31, 2026 and for the year ended December 31, 2025:

	2026	2025

	(in thousands)
Beginning Balance of contingent consideration:
Non-current contingent consideration	$3,554	$3,389

Change in value of contingent consideration - non-current	(60)	165

Ending Balance of contingent consideration:
Non-current contingent consideration	$3,494	$3,554

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

On December 10, 2021, the Company acquired Aquila Resource Inc., which had substantial liabilities that relate to the Osisko Stream Agreements. Under the agreements, Osisko deposited a total of $37.2 million upfront in exchange for a portion of the future gold and silver production from the Back Forty Project. The Osisko Stream Agreements contain customary provisions regarding default and security. In the event that the Company’s subsidiary defaults under the Osisko Stream Agreements, including failing to obtain the required permits or achieve commercial production at a future date, Aquila Resource Inc. may be required to repay the deposit plus accumulated interest at a rate agreed with Osisko. If Aquila fails to do so, Osisko may be entitled to enforce its remedies as a secured party and take possession of the assets that comprise the Back Forty Project.

12. Shareholders’ Equity

The Company’s At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (the “Agent”), which was entered into in November 2019, was amended in May 2023 and renewed in June 2023 (as amended, the “ATM Agreement”). Pursuant to the ATM Agreement, the Agent has agreed to act as the Company’s sales agent with respect to the offer and sale, from time to time, of the Company’s common stock having an aggregate gross sales price of up to the amount registered on the registration statement on Form S-3 relating to the ATM Program, which is $15.85 million as of April 11, 2025. No shares of the Company’s common stock were sold through the ATM Program during the three months ended March 31, 2026.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

13. Derivatives

Embedded Derivatives

Concentrate sales contracts contain embedded derivatives due to the provisional pricing terms for shipments pending final settlement. At the end of each reporting period, the Company records an adjustment to accounts receivable and sales to reflect the mark-to-market adjustments for outstanding provisional invoices based on forward metal prices. Please see Note 18—Fair Value Measurement in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information on the realized and unrealized gain (loss) recorded to adjust accounts receivable and revenue.

The following table summarizes the Company’s unsettled sales contracts at March 31, 2026 with the quantities of metals under contract subject to final pricing expected to occur through June 2026:

	Gold	Silver	Copper	Lead	Zinc	Total
	(ounces)	(ounces)	(tonnes)	(tonnes)	(tonnes)
Under contract	2,313	711,051	99	461	1,221
Average forward price (per ounce or tonne)	$4,634	$70	$12,230	$1,938	$3,200
Unsettled sales contracts value (in thousands)	$10,718	$49,752	$1,211	$893	$3,907	$66,481

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

On April 23, 2021, a decree that reforms labor outsourcing in Mexico was published in the Federation’s Official Gazette. This decree amended the outsourcing provisions, whereby operating companies can no longer source their labor resources used to carry out the core business functions from service entities or third-party providers. Under Mexican law, employees are entitled to receive statutory profit sharing (Participacion a los Trabajadores de las Utilidades or “PTU”) payments. The required cash payment to employees in the aggregate is equal to 10% of their employer’s profit subject to PTU, which differs from profit determined under U.S. GAAP. Please see Note 8—Accrued Expenses and Other Liabilities in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

15. Stock-Based Compensation

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

The Company’s STIP provides for an annual cash bonus payable upon achievement of specified performance metrics for its management team. STIP may also be settled as cash payable through the issuance of fully vested equity awards (such as fully vested stock grants or DSUs), or a combination of cash and stock DSUs. As of March 31, 2026, the Company accrued $46 thousand in accrued expenses and other liabilities related to the program.

Stock-based compensation expense for the periods presented is as follows:

	For the three months ended March 31,
	2026	2025

	(in thousands)
Restricted stock units	$102	$140
Performance share units	128	(5)
Deferred share units	794	265
Total	$1,024	$400

Stock Options

A summary of stock option activities under the Incentive Plan for the three months ended March 31, 2026 and 2025 is presented below:

	Stock Options	Weighted Average Exercise Price (per share)
Outstanding as of December 31, 2024	840,612	$2.99
Granted, exercised, expired, or forfeited	-	-
Outstanding as of March 31, 2025	840,612	$2.99

Outstanding as of December 31, 2025	760,408	$3.05
Granted, exercised, expired, or forfeited	-	-
Outstanding as of March 31, 2026	760,408	$3.05

Vested and exercisable as of March 31, 2026	760,408	$3.05

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Restricted Stock Units

A summary of RSU activities under the Incentive Plan for the three months ended March 31, 2026 and 2025 is presented below:

	Restricted Stock Units	Fair Value (in thousands)
Nonvested as of December 31, 2024	1,931,258	$444
Vested but not redeemed (deferred)	(397,782)
Vested and redeemed	(205,136)
Vested and withheld for net settlement	(123,806)
Nonvested as of March 31, 2025	1,204,534	$614

Nonvested as of December 31, 2025	782,583	$648
Granted	884,135
Vested but not redeemed (deferred)	(260,237)
Vested and redeemed	(118,734)
Vested and withheld for net settlement	(58,416)
Forfeited	(54,075)
Nonvested as of March 31, 2026	1,175,256	$1,410

Performance Share Units

A summary of PSU activities under the Incentive Plan for the three months ended March 31, 2026 and 2025 is presented below:

	Performance Share Units	Liability Balance (in thousands)
Outstanding as of December 31, 2024	1,328,922	$148
Redeemed	(241,195)
Outstanding as of March 31, 2025	1,087,727	$109

Outstanding as of December 31, 2025	735,168	$248
Redeemed (1)	(273,638)
Forfeited	(29,893)
Outstanding as of March 31, 2026	431,637	$376
(1)	Due to Company performance, these PSUs were redeemed with zero value to the recipients.

Deferred Share Units

A summary of DSU activities under the Incentive Plan for the three months ended March 31, 2026 and 2025 is presented below:

	Deferred Stock Units	Liability Balance (in thousands)
Outstanding as of December 31, 2024	883,384	$203
Granted in lieu of board fees	35,008
Outstanding as of March 31, 2025	918,392	$468

Outstanding as of December 31, 2025	947,370	$784
Granted	349,360
Granted in lieu of board fees	18,116
Outstanding as of March 31, 2026	1,314,846	$1,578

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

16. Other Expense, net

Other expense, net, for the periods presented consisted of the following:

	For the three months ended March 31,
	2026	2025

	(in thousands)
Unrealized currency exchange (gain) loss	$(189)	$49
Realized currency exchange loss	265	164
Realized and unrealized gain from gold and silver rounds, net	(14)	(21)
Interest on streaming liabilities (1)	4,667	3,821
Other expense	808	298
Total	$5,537	$4,311

(1)	Periodic interest expense is based on a fixed market rate of interest which is reviewed quarterly if there are any contractual amendments relating to the Osisko Stream Agreements. Please see Note 9—Gold and Silver Stream Agreements in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

17. Net Income (Loss) per Common Share

Basic net income or loss per common share is calculated based on the weighted average number of shares of common stock outstanding for the period. Diluted earnings or loss per common share are calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common stock during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common stock at the average market price during the period. Dilutive potential common shares include stock options, RSUs, and warrants. Since PSUs and DSUs are expected to be settled in cash, they are not included in the dilutive calculation.

The effect of the Company’s dilutive securities is calculated using the treasury stock method, and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 0.8 million shares of common stock at a weighted average exercise price of $3.05 were outstanding as of March 31, 2026, but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during the reporting period, and therefore are antidilutive. Options to purchase 0.8 million shares of common stock at a weighted average exercise price of $2.99 were outstanding as of March 31, 2025 but had no dilutive effect due to the net loss for the period. Additionally, the exercise price of the options exceeded the average price of the Company’s common stock during this period, and therefore those options are considered to be anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	For the three months ended
	March 31,
	2026	2025
Numerator:
Net income (loss) (in thousands)	$4,739	$(8,319)

Denominator:
Basic weighted average shares of common stock outstanding	161,863,094	112,442,135
Dilutive effect of share-based awards
RSUs	1,075,292	-
Warrants	777,778	-
Diluted weighted average common shares outstanding	163,716,164	112,442,135

Basic and diluted net income (loss) per common share	$0.03	$(0.07)

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

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

As required by accounting guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. These assets and liabilities are remeasured for each reporting period. The following tables set forth certain of the Company’s assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	As of	As of
	March 31,	December 31,	Input Hierarchy Level
	2026	2025

	(in thousands)
Cash equivalents	$19,163	$22,141	Level 1
Accounts receivable, net	$15,060	$13,253	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash equivalents: Cash equivalents primarily consist of a sweep account into money market funds, which are held at cost, which approximates fair value.

Accounts receivable, net: Accounts receivable, net include amounts due to the Company for deliveries of concentrates and doré sold to customers. Concentrate sales contracts provide for provisional pricing as specified in such contracts. These sales contain an embedded derivative related to the provisional pricing mechanism which is bifurcated and accounted for as a derivative. At the end of each reporting period, the Company records an adjustment to sales to reflect the mark-to-market of outstanding provisional invoices based on the forward price curve. Because these provisionally priced sales have not yet settled as of the reporting date, the mark-to-market adjustment related to these invoices is included in accounts receivable as of each reporting date. At March 31, 2026 and December 31, 2025, the Company had an unrealized gain of $3.5 million and an unrealized gain of $5.9 million, respectively, included in its accounts receivable on the accompanying Condensed Consolidated Interim Balance Sheets related to mark-to-market adjustments on the embedded derivatives. Please see Note 13—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gains and losses related to changes in the fair value of embedded derivatives were included in the Condensed Consolidated Interim Statements of Operations, as shown in the following table (in thousands):

		For the three months ended March 31,		Statements of Operations Classification
		2026	2025
	Note
Realized and unrealized derivative gain, net	13	$2,832	$102	Sales, net

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

Realized/Unrealized Derivatives

The following tables summarize the Company’s realized/unrealized derivatives for the periods presented (in thousands):

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2026
Realized gain	$410	$4,740	$24	$-	$12	$5,186
Unrealized (loss) gain	(41)	(2,283)	(22)	(13)	5	(2,354)
Total realized/unrealized derivatives, net	$369	$2,457	$2	$(13)	$17	$2,832

	Gold	Silver	Copper	Lead	Zinc	Total
For the three months ended March 31, 2025
Realized gain (loss)	$53	$43	$9	$-	$(81)	$24
Unrealized gain (loss)	24	66	6	4	(22)	78
Total realized/unrealized derivatives, net	$77	$109	$15	$4	$(103)	$102

19. Supplementary Cash Flow Information

Other operating adjustments, net within net cash provided by operating activities on the Condensed Consolidated Interim Statements of Cash Flows for the three months ended March 31, 2026 and 2025 consisted of the following:

	For the three months ended March 31,
	2026	2025

	(in thousands)
Unrealized gain on gold and silver rounds	$(14)	$(21)
Unrealized foreign currency exchange (gain) loss	(189)	49
Decrease in reserve for inventory	(185)	-
Other, net	175	136
Total other operating adjustments, net	$(213)	$164

20. Segment Reporting

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

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

The following table shows selected information from the Condensed Consolidated Interim Statements of Operations relating to the Company’s segments (in thousands):

	Oaxaca, Mexico	Michigan, USA	Total Reportable Segments	Corporate and Other	Total
For the three months ended March 31, 2026
Sales, net	$43,943	$-	$43,943	$-	$43,943
Production costs	20,636	-	20,636	-	20,636
Depreciation and amortization	4,004	23	4,027	-	4,027
Reclamation and remediation	235	-	235	-	235
Exploration expense	1,230	209	1,439	-	1,439
G&A expenses, including Stock-based compensation	-	-	-	2,618	2,618
Other expense, net (1)	(207)	4,607	4,400	1,137	5,537
Income (loss) before income taxes	$18,045	$(4,839)	$13,206	$(3,755)	$9,451

Total assets as of March 31, 2026	$87,223	$89,363	$176,586	$19,838	$196,424
Expenditures for long-lived assets	$8,621	$-	$8,621	$-	$8,621

	Oaxaca, Mexico	Michigan, USA	Total Reportable Segments	Corporate and Other	Total
For the three months ended March 31, 2025
Sales, net	$12,354	$-	$12,354	$-	$12,354
Production costs	10,708	-	10,708	-	10,708
Depreciation and amortization	2,673	26	2,699	5	2,704
Reclamation and remediation	394	-	394	-	394
Exploration expense	281	204	485	-	485
G&A expenses, including Stock-based compensation	-	-	-	1,544	1,544
Other expense, net (1)	246	4,096	4,342	(31)	4,311
Loss before income taxes	$(1,948)	(4,326)	$(6,274)	$(1,518)	$(7,792)

Total assets as of March 31, 2025	$55,527	$89,504	$145,031	$2,625	$147,656
Expenditures for long-lived assets	$1,821	$-	$1,821	$-	$1,821
(1)	Please see Note 16 —Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional information.

Gold Resource Corporation—Condensed Consolidated Interim Financial Statements and Notes (Unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the results of operations of Gold Resource Corporation and its subsidiaries (“we,” “our,” “us,” or the “Company”) for the three months ended March 31, 2026 and compares those results with the three months ended March 31, 2025. It also analyzes the Company’s financial condition as of  March 31, 2026, and compares it to the financial condition as of December 31, 2025. This discussion should be read in conjunction with management’s discussion and analysis and the audited consolidated financial statements and footnotes contained in the 2025 Annual Report.

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

Overview

Recent Developments

On January 26, 2026, the Company announced that it entered into a definitive arrangement agreement and plan of merger (the “Arrangement Agreement”) with Goldgroup Mining Inc. (“Goldgroup”), whereby Goldgroup agreed to acquire all of the issued and outstanding shares of the Company’s common stock (the “Transaction”).

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

The Transaction was unanimously approved by the boards of directors of the Company and Goldgroup. The Transaction is expected to close in the third quarter of 2026, subject to customary closing conditions (including approval by the stockholders of each of the Company and Goldgroup). The parties received unconditional approval from the Mexican National Antitrust Commission in respect of the Transaction on April 27, 2026. Upon closing, the board of directors of Goldgroup will be comprised of three directors selected by Goldgroup and two directors selected by the Company. The parties anticipate that the executive management team of the Company will become the officers of the combined company.

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

The Back Forty Project, when developed, is expected to produce gold and silver doré and concentrates of copper and zinc bearing gold and silver. Optimization work related to metallurgy and the economic model was completed during the third quarter of 2023 and the Company filed the Back Forty Project Technical Report Summary, effective as of September 30, 2023, on October 26, 2023. Results of the work indicated a more robust economic project with no planned impacts to

Gold Resource Corporation

wetlands that is more protective of the environment. In April 2026, the Company engaged Responsible Mining Solutions Corp., a part of SLR Consulting Ltd., to complete a comprehensive Feasibility Study, which the Company believes will facilitate a successful mine permitting process that would allow the Company to move forward with the Back Forty Project.

Underground Exposure of the Splay 66 vein Level 15 – Arista System

During the first quarter of 2026, DDGM continued to build on the operational initiatives implemented in 2025 to improve underground development rates, increase mining flexibility, and support more consistent production performance. Mine development and haulage improved as the quarter progressed, reflecting continued benefits from contractor-supported development, improved equipment availability, and refinement of mining methods.

These efforts supported continued access to, development of, and production from priority mining areas, including the Three Sisters vein system. In addition, DDGM initiated limited production from the Alta Gracia Project during the quarter, specifically from the Independencia mine area, representing an important step in reactivating mining activities in that area.

Ongoing grade-control and infill drilling programs at Arista continued to refine the geologic model and support short-term mine planning. DDGM also continued to apply cut-and-fill mining methods in selected narrow-vein areas, complementing long-hole stoping where appropriate, with the objective of reducing dilution and improving mined grade quality. While maintenance-related downtime on certain underground equipment remained an operational factor during the quarter, management believes these combined initiatives continued to support improved operational performance.

The Company remains focused on safety, operational efficiency, and continuous improvements. During the quarter, DDGM recorded two lost time injuries, neither of which had a material impact on operations.

DDGM Exploration Update

The Company’s portfolio of properties that are included in DDGM are located along a 55-kilometer stretch of the San Jose structural corridor in the Sierra Madre Sur mountain range in the state of Oaxaca, Mexico. This highly prospective district encompasses three historic mining centers, where the Company continues to engage in strategic planning and prioritization of regional surface exploration activities across multiple projects, including Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali (see map below). In addition, prospects near the Arista mine are re-evaluated for potential near-term production to prioritized as high-value drill targets. These efforts reinforce the Company’s long-term commitment to investment in the Oaxaca region and improved operational performance at DDGM.

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

Regional Geologic Map Showing Advanced Project and Prospect Locations and Exploration Concessions Controlled by Don David Gold Mine

During the first quarter, the Company completed a total of 35 underground diamond drill holes totaling 6,550 meters, along with 11 surface diamond drill holes totaling 3,027 meters. Drilling consisted of underground grade-control, infill, and expansion drilling at the Arista mine, together with limited surface expansion drilling targeting the nearby Isabel SE vein target. At the Alta Gracia project, both underground and surface infill and expansion drilling also continued from accessible underground drill stations and surface pads during the first quarter. Drilling activities were supported by multiple contract drill rigs and one Company-owned and operated rig. At Arista, drilling targeted the southern extensions of the Viridiana, Gisela, and Candelaria veins, as well as the upper, northern extensions of the Marena North and Splay 31 veins within the Arista vein system, in addition to the Sadie/Sasha and Sandy vein sets within the upper levels of the Three Sisters system. Limited surface expansion drilling also commenced at the Isabela SE vein target during the quarter. At Alta Gracia, both underground and surface drilling targeted the Mirador and Independencia vein systems. These programs continue to improve the geologic model, support mine planning, and evaluate opportunities for future production sequencing.

The primary objective of these drill programs is to increase confidence in the short-term geologic model, support prioritization of production areas with the highest potential net smelter return (“NSR”), and grow the inferred resource base by testing new targets and extensions of known veins. Importantly, the Company reinitiated expansion drilling during the first quarter of 2026 after pausing expansion drilling in 2025, marking a return to step-out testing aimed at defining additional inferred mineral resources. During the quarter, drilling continued to confirm continuity in several target areas at Arista, including the Viridiana, Splay 31, Marena North, Sadie, and Sandy veins, as well as the Mirador and Independencia vein systems at Alta Gracia. Infill and grade-control drilling also continued to refine the interpretation and limits of

Gold Resource Corporation

mineralized zones within the Three Sisters and Arista vein systems. The Company believes these areas, together with other zones identified near existing mining areas, may provide opportunities to enhance future mine planning and support potential additions to the life-of-mine plan. Exploration potential remains strong across the vein systems, particularly along northwest-trending extensions of the Arista and Three Sisters vein systems, which remain open along strike and up- and down-dip.

During the first quarter, drilling by the Company focused on the following key areas:

o	Three Sisters vein system: Drilling during the quarter focused initially on the Sadia/Sasha vein set and later on the Sandy vein set, including the Sandy 4 vein, to support near-term production planning and refinement of the geologic model. In March, underground grade-control drilling also commenced in the Sandy 4 area.
o	Arista vein system: Drilling during the quarter targeted the Viridiana, Gisela, Candelaria, Marena North, and the Splay 31 veins. These targets were selected to support near-term production planning and evaluate mineralization adjacent to existing mine infrastructure. In addition, limited surface expansion drilling commenced on the Isabel SE target; a new target identified immediately west of the Arista vein system.
o	Alta Gracia Project: Surface and underground drilling during the quarter targeted the Mirador vein system, including the Mirador and Mirador West veins, as well as the Independencia vein system, including the Independencia, Independencia West, and San Juan veins. This work was designed to improve confidence in mineralized structures and support evaluation of near-term mining opportunities in the project area.

465428
236.25
465429
465430
F 237.20
465431
238.95
F 240.20
465432
240.05
465433
242
465434
241.55
465435
242.30
244
465437
F 243.20

Hole No. 526010: Viridiana vein (236.90 – 243.35 m; 6.45 m). Arista System Q1 2026. 5.6 m estimated true width at 7.97 g/t AuEq of $1,113/t NSR (0.49 g/t Au, 442 g/t Ag, 0.21% Cu, 5.27% Pb, 13.86% Zn)

Gold Resource Corporation

Results of Operations

Don David Gold Mine

Mine activities during the first quarter of 2026 included development and ore extraction from the Arista mine.

The following table summarizes certain production statistics about DDGM for the periods indicated:

	For the three months ended March 31,
	2026	2025
Arista Mine
Milled
Tonnes Milled	74,444	56,906
Tonnes Milled per Day (1)	1,390	1,094
Grade
Average Gold Grade (g/t)	1.10	0.70
Average Silver Grade (g/t)	203	169
Average Copper Grade (%)	0.15	0.18
Average Lead Grade (%)	0.72	0.72
Average Zinc Grade (%)	1.91	1.68
Recoveries
Average Gold Recovery (%)	77.7	70.6
Average Silver Recovery (%)	81.7	83.3
Average Copper Recovery (%)	66.1	53.5
Average Lead Recovery (%)	68.9	66.3
Average Zinc Recovery (%)	80.2	73.2
Combined
Tonnes Milled (1)	74,444	56,906
Tonnes Milled per Day (1)	1,390	1,094
Metal production
Gold (ozs.)	2,039	903
Silver (ozs.)	396,448	257,285
Copper (tonnes)	75	54
Lead (tonnes)	370	272
Zinc (tonnes)	1,143	699
Metal produced and sold
Gold (ozs.)	1,548	859
Silver (ozs.)	374,232	230,320
Copper (tonnes)	69	50
Lead (tonnes)	353	277
Zinc (tonnes)	962	617
Percentage payable metal (2)
Gold (%)	76	95
Silver (%)	94	90
Copper (%)	92	93
Lead (%)	95	102
Zinc (%)	84	88
(1)	Based on actual days the mill operated during the period.
(2)	The difference between what the Company reports as “ounces/tonnes produced” and “payable ounces/tonnes sold” is attributable to the difference between the quantities of metals contained in the concentrates the Company produces versus the portion of those metals actually paid for according to the terms of the Company’s sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries, which impact the amounts of metals contained in concentrates produced and sold.

Gold Resource Corporation

First quarter 2026 compared to first quarter 2025

Production

During the three months ended March 31, 2026, total tonnes milled of 74,444 were 31% higher than in the same period in 2025. Metal production for gold and silver increased by 126% and 54%, respectively. Copper, lead, and zinc production also increased by 39%, 36%, and 64%, respectively, during the three months ended March 31, 2026, as compared to the same period last year. The increased production in the first quarter of 2026 reflects the Company's effort in 2025 to increase the number of production headings to mine. Although higher tonnes were processed during the three months ended March 31, 2026, than in the same quarter of 2025, production was impacted by a seven-day illegal work stoppage in January.

Grades & recoveries

During the three months ended March 31, 2026, all of the ore processed came from the Arista mine with an average gold grade of 1.10 g/t and silver grade of 203 g/t, compared to an average gold grade of 0.70 g/t and silver grade of 169 g/t, respectively, for the same period in 2025. For the three months ending March 31, 2026, the average gold grade was 57% higher and the average silver grade was 20% higher when compared to the same period in 2025. The increase in gold and silver grades is in accordance with the mine plan, attributable to the commencement of production from the upper levels of the Three Sisters vein system. As shown in the updated Don David Gold Mine Technical Report Summary, effective as of December 31, 2025, which is incorporated by reference as Exhibit 96.2 to the 2025 Annual Report (the “DDGM Technical Report Summary”), the ore grades are generally expected to decline over time in line with the life of mine average shown in the estimates of mineral reserves  (as defined by Subpart 1300 of Regulation S-K, “Mineral Reserves”) and mineral resources (as defined by Subpart 1300 of Regulation S-K, “Mineral Resources”) contained therein. However, as new areas are developed and the mine plan and the technical report are updated, the life of mine averages shown in the estimates of mineral reserves may either increase or decrease. As grades decline below certain lower limits, recoveries are generally expected to decline as well. The Company’s base metals average grades during the three months ended March 31, 2026 were 0.15% for copper, 0.72% for lead, and 1.91% for zinc. Copper grade was lower by 17%, zinc grade was higher by 14%, while lead grade remained unchanged, as compared to the same period in 2025.

Gold and silver recoveries for the three months ended March 31, 2026 were 77.7% and 81.7%, respectively, reflecting a 10% increase for gold and a 2% decrease for silver over the same period in 2025. Copper, lead, and zinc recoveries for the three months ended March 31, 2026 were 66.1%, 68.9%, and 80.2%, respectively. Recoveries for copper, lead and zinc increased by 24%, 4% and 10%, respectively, in the three months ended March 31, 2026, when compared to the same period in 2025.

Gold Resource Corporation

Sales Statistics

The following table summarizes certain sales statistics about DDGM operations for the periods indicated:

	For the three months ended March 31,
	2026	2025
Net sales (in thousands)
Gold	$7,480	$2,485
Silver	31,968	7,452
Copper	913	472
Lead	684	539
Zinc	3,113	1,751
Less: Treatment and refining charges	(3,047)	(447)
Realized and unrealized gain - embedded derivative, net	2,832	102
Total sales, net	$43,943	$12,354
Metal produced and sold
Gold (ozs.)	1,548	859
Silver (ozs.)	374,232	230,320
Copper (tonnes)	69	50
Lead (tonnes)	353	277
Zinc (tonnes)	962	617
Average metal prices realized (1)
Gold ($ per oz.)	$5,098	$2,956
Silver ($ per oz.)	$98.09	$32.54
Copper ($ per tonne)	$13,649	$9,656
Lead ($ per tonne)	$1,938	$1,950
Zinc ($ per tonne)	$3,248	$2,710
Gold equivalent ounces sold
Gold Ounces	1,548	859
Gold Equivalent Ounces from Silver	7,201	2,535
Total AuEq oz	8,749	3,394

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from the Company’s provisional invoices when they are settled. The Company’s average metal prices realized will therefore differ from the average market metal prices in most cases.

First quarter 2026 compared to first quarter 2025

Besides the expected higher tonnes mined and improvements in metal grades and recoveries for the three months ended March 31, 2026 as compared to the same period in 2025, the key drivers of the production and financial results are the higher metal prices, offset by the lower-than-expected production due to the illegal blockade in January.

Metal sold

During the three months ended March 31, 2026, gold sales of 1,548 ounces and silver sales of 374,232 ounces increased by 80% and 62%, respectively, when compared to the same period in 2025. Similarly, copper sales of 69 tonnes, lead sales of 353 tonnes, and zinc sales of 962 tonnes increased by 38%, 27%, and 56%, respectively. The higher metal production was expected due to mine sequencing.

Average metal prices realized

During the three months ended March 31, 2026, the average metal prices were $5,098 per gold ounce, $98.09 per silver ounce, $13,649 per tonne for copper, $1,938 per tonne for lead, and $3,248 per tonne for zinc. Compared to the same period in 2025, the average metal price for gold, silver, copper, and zinc increased by 72%, 201%, 41%, and 20% respectively, while the average metal price for lead decreased by 1%.

Gold Resource Corporation

Gold Resource Corporation

Financial Measures

The following table summarizes certain financial data of the Company for the periods indicated:

	For the three months ended March 31,
	2026	2025

	(in thousands)
Concentrate sales	$44,158	$12,699
Less: Treatment and refining charges	(3,047)	(447)
Realized/unrealized derivatives, net	2,832	102
Sales, net	43,943	12,354
Total cost of sales	24,898	13,806
Mine gross profit (loss)	19,045	(1,452)
Other costs and expenses, including taxes	14,306	6,867
Net income (loss)	$4,739	$(8,319)

First quarter 2026 compared to first quarter 2025

Sales, net

Net sales of $44.0 million for DDGM for the three months ended March 31, 2026 increased by $31.6 million, or 256%, when compared to the same period in 2025. The increase in 2026 net sales compared to the net sales in the first quarter of 2025 is the result of higher tonnes processed and higher metal prices, partially offset by the 582% increase in treatment and refining charges during the three months ended March 31, 2026 due to higher tonnes shipped.

Total cost of sales

Total cost of sales of $24.9 million for the three months ended March 31, 2026 increased by 80% from $13.8 million for the same period in 2025. The $11.1 million increase was primarily related to a $9.9 million increase in production cost and a $1.3 million increase in depreciation expense. Production costs of $20.6 million for the three months ended March 31, 2026 are 93% higher than the production costs of $10.7 million for the same period in 2025 due to the higher production in 2026.

Mine gross profit (loss)

For the three months ended March 31, 2026, the Company had a mine gross profit of $19.0 million, compared to a mine gross loss of $1.5 million for the three months ended March 31, 2025. Mine gross profit increased by $20.5 million, or 1,367%, compared to the same period in 2025. The increase in mine gross profit was primarily due to higher net sales that did not cause a proportional increase in production costs. While net sales increased by 256% in the quarter, the production costs increased by 93%, or $9.9 million, compared to the first quarter of 2025.

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

Gold Resource Corporation

Net income (loss)

For the three months ended March 31, 2026, the Company recorded net income of $4.7 million, compared to a net loss of $8.3 million during the same period in 2025. The $13.0 million increase in net income is mainly attributable to the higher production combined with higher metal prices in 2026.

Other Costs and Expenses, Including Taxes

	For the three months ended March 31,
	2026	2025

	(in thousands)
Other costs and expenses:
General and administrative expenses	$1,594	$1,144
Mexico exploration expenses	1,230	281
Michigan Back Forty Project expenses	209	204
Stock-based compensation	1,024	400
Other expense, net	5,537	4,311
Total other costs and expenses	9,594	6,340
Income tax provision	4,712	527
Total other costs and expenses, including taxes	$14,306	$6,867

First quarter 2026 compared to first quarter 2025

General and administrative expenses: For the three months ended March 31, 2026 and 2025, general and administrative expenses were $1.6 million and $1.1 million, respectively. General and administrative expenses remained similar in the two periods as the Company continued the cost saving measures implemented in 2024.

Mexico exploration expenses: For the three months ended March 31, 2026, exploration expenses at DDGM totaled $1.2 million, compared to $0.3 million for the same period in 2025. Exploration expenditures in Oaxaca, Mexico, increased in 2026 as the Company continued to engage in strategic planning and prioritization of regional surface exploration activities across multiple projects, including Alta Gracia, Margaritas, Chamizo, El Rey, and Jabali, while limited surface expansion drilling also commenced during the quarter.

Michigan Back Forty Project expenses: For the three months ended March 31, 2026, costs for the Back Forty Project were $0.2 million, compared to $0.2 million for the same period in 2025. In April 2026, the Company engaged Responsible Mining Solutions Corp., a part of SLR Consulting Ltd., to complete a comprehensive Feasibility Study, which should facilitate a successful mine permitting process that would allow the Company to move forward with the Back Forty Project.

Stock-based compensation: Stock-based compensation increased by $0.6 million for the three months ended March 31, 2026, compared to the same period in 2025 due to additional grants and an increase in share price in the first quarter of 2026.

Other expense, net: For the three months ended March 31, 2026, the Company incurred $5.5 million of other expenses, an increase of $1.2 million from the same period in 2025. This increase is mainly driven by a $0.8 million increase in interest on the streaming liabilities and a $0.5 million higher other expense in the first quarter of 2026 related to mergers and acquisitions. Please see Note 16—Other Expense, net in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) for additional details.

Income tax provision: For the three months ended March 31, 2026, income tax expense was $4.7 million, compared to $0.5 million for the same period in 2025. The increase in income tax expense for the three months ended March 31, 2026 is primarily driven by the income generated by the Company during the first quarter of 2026.

Gold Resource Corporation

Other Non-GAAP Financial Measures

Certain non-GAAP financial measures are discussed below. For a detailed description of each of these measures and a reconciliation to U.S. GAAP financial measures, please see the discussion under Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures below.

	For the three months ended March 31,
	2026	2025

Other Non-GAAP Financial Measures:	(in thousands)
Total cash cost after co-product credits per AuEq oz. sold	$2,164	$2,494
Total consolidated all-in sustaining cost after co-product credits per AuEq oz. sold	$3,476	$3,252
Total all-in cost after co-product credits per AuEq oz. sold	$3,640	$3,745

First quarter 2026 compared to first quarter 2025

Total cash cost after co-product credits per AuEq oz. sold: For the three months ended March 31, 2026, the total cash cost after co-product credits per AuEq oz. sold is $2,164 compared to $2,494 for the same period in 2025. The decrease in the total cash cost is due to the 76% higher co-product credits the Company received during the first quarter of 2026 and the 158% increase in the total number of AuEq ounces sold, partially offset by a 582% increase in total treatment and refining charges and a 93% increase in production costs as a result of the increase in first quarter 2026 production as compared to first quarter 2025 production.

Total consolidated all-in sustaining cost after co-product credits per AuEq oz. sold: For the three months ended March 31, 2026, the total consolidated all-in sustaining cost after co-product credits per AuEq oz sold was $3,476 as compared to $3,252 for the same period in 2025. The 7% increase directly relates to the increased sustaining investments in 2026.

Total all-in cost after co-product credits per AuEq oz. sold: For the three months ended March 31, 2026, the total all-in cost after co-product credits per AuEq oz sold was $3,640 compared to $3,745 for the same period in 2025. The decrease is due to the 158% increase in the total number of AuEq ounces sold.

Gold Resource Corporation

2026 Sustaining and Growth Investments Summary

		For the three months ended March 31, 2026
		2026	2025

Sustaining Investments:
Underground Development	Capital	$3,797	$468
Other Sustaining Capital	Capital	3,342	50
Infill Drilling	Capitalized Exploration	608	109
Surface and Underground Exploration Development & Other	Capitalized Exploration	874	6
Subtotal of Sustaining Investments:		8,621	633
Growth Investments:
DDGM growth:
Surface Exploration / Other	Exploration	1,140	281
Underground Exploration Drilling	Exploration	90	-
Underground Exploration Development	Capitalized Exploration	-	1,188
Back Forty growth:
Back Forty Project Optimization & Permitting	Exploration	209	204
Subtotal of Growth Investments:		1,439	1,673
Total Capital and Exploration:		$10,060	$2,306

The Company’s year-to-date capital investment and exploration costs in Mexico in 2026 totaled $8.6 million and $1.2 million, respectively. The Company’s year-to-date capital investment and exploration costs in Mexico in 2025 totaled $1.8 million and $0.3 million, respectively. The Company’s investment in Mexico is focused on favorably impacting its environment, social, and governance programs while creating operational efficiencies and sustainability.

Gold Resource Corporation

Underground and Exploration Development:

During the first quarter of 2026, underground mine development included the construction of ramps and drifts to access different areas of the mine and raises for ventilation. A total of 202 meters of exploration development was completed at a cost of $0.61 million. Of this total, 82 meters were completed on Level 31 within the Switchback system to support future infill and expansion drilling targeting the Soledad South and Sagrario veins, and 120 meters were completed on Level 3 within the Three Sisters vein system to provide access for infill and expansion drilling targeting the Sandy and Gloria veins. Most underground drilling completed during the quarter utilized drill stations and related infrastructure developed in prior years. As part of ongoing safety and operational improvement initiatives, the Company also invested in additional ground support and ventilation. Improved equipment availability and cash flow allowed the Company to remain on time and budget with respect to the development of future production headings.

Underground contract drill rig: Arista Mine – Level 25 – Viridiana vein, Arista vein system.

Gold Resource Corporation

Non-GAAP Measures

Throughout this report, the Company has provided information prepared or calculated according to U.S. GAAP and has referenced certain non-GAAP performance measures that the Company believes will assist with understanding the performance of its business. These measures are based on precious metal gold equivalent ounces sold and include (i) cash cost after co-product credits per ounce and (ii) all-in sustaining cost after co-product credits (“AISC”) per ounce, and (iii) all-in cost after co-product credits per ounce. Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation or as a substitute for, measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under U.S. GAAP.

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

Gold Resource Corporation

Reconciliations to U.S. GAAP

The table below presents reconciliations between the most comparable U.S. GAAP measure of total cost of sales to the non-GAAP measures of cash cost after co-product credits, all-in sustaining cost after co-product credits for DDGM and for the Company, and all-in cost after co-product credits for the three months ended March 31, 2026 and 2025:

	Financial Statements Note #	For the three months ended March 31,
		2026	2025

Total cost of sales (1)		$24,898	$13,806
Less: Depreciation and amortization (1)		(4,027)	(2,704)
Less: Reclamation and remediation (1)		(235)	(394)
Treatment and refining charges for Concentrate sales	3	3,047	447
Co-product credits:
Concentrate sales - Copper	3	(913)	(472)
Concentrate sales - Lead	3	(684)	(539)
Concentrate sales - Zinc	3	(3,113)	(1,751)
Realized gain for embedded derivatives - Copper	18	(24)	(9)
Realized loss (gain) for embedded derivatives - Zinc	18	(12)	81
Total cash cost after co-product credits		$18,937	$8,465
Gold equivalent (AuEq) ounces sold (oz)		8,749	3,394
Total cash cost after co-product credits per AuEq oz. sold		$2,164	$2,494

Total cash cost after co-product credits from above		$18,937	$8,465
Sustaining Investments - Capital:
Underground Development (2)		3,797	468
Other Sustaining Capital (2)		3,342	50
Sustaining Investments - Capitalized Exploration:
Infill Drilling (2)		608	109
Surface and Underground Exploration Development & Other (2)		874	6
Reclamation and remediation (1)		235	394
DDGM all-in sustaining cost after co-product credits		$27,793	$9,492
AuEq ounces sold (oz)		8,749	3,394
DDGM all-in sustaining cost after co-product credits per AuEq oz. sold		$3,177	$2,797

DDGM all-in sustaining cost after co-product credits from above		$27,793	$9,492
Corporate Sustaining Expenses:
General and administrative expenses (1)		1,594	1,144
Stock-based compensation (1)		1,024	400
Consolidated all-in sustaining cost after co-product credits		$30,411	$11,036
AuEq ounces sold (oz)		8,749	3,394
Total consolidated all-in sustaining cost after co-product credits per AuEq oz. sold		$3,476	$3,252

Consolidated all-in sustaining cost after co-product credits from above		$30,411	$11,036
Underground Exploration Development (2)		-	1,188
Growth Investments - Exploration:
Mexico exploration expenses (1)		1,230	281
Michigan Back Forty Project expenses (1)		209	204
Total all-in cost after co-product credits		$31,850	$12,709
AuEq ounces sold (oz)		8,749	3,394
Total all-in cost after co-product credits per AuEq oz. sold		$3,640	$3,745

(1)	Refer to Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited): Condensed Consolidated Interim Statements of Operations.
(2)	Refer to Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2026 Capital and Exploration Investment Summary and the previously filed Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2025 Capital and Exploration Investment Summary.

Gold Resource Corporation

Trending Highlights

	2025				2026
	Q1	Q2	Q3	Q4	Q1
Operating Data
Total tonnes milled	56,906	63,479	65,131	85,888	74,444
Average Grade
Gold (g/t)	0.70	0.56	1.11	0.96	1.10
Silver (g/t)	169	115	250	298	203
Copper (%)	0.18	0.13	0.16	0.16	0.15
Lead (%)	0.72	0.88	0.63	0.58	0.72
Zinc (%)	1.68	2.72	1.57	1.22	1.91
Metal production (before payable metal deductions)
Gold (ozs.)	903	758	1,646	1,993	2,039
Silver (ozs.)	257,285	196,435	453,057	687,523	396,448
Copper (tonnes)	54	50	73	87	75
Lead (tonnes)	272	373	241	306	370
Zinc (tonnes)	699	1,380	784	750	1,143
Metal produced and sold
Gold (ozs.)	859	878	1,422	1,785	1,548
Silver (ozs.)	230,320	150,365	417,710	663,503	374,232
Copper (tonnes)	50	43	67	80	69
Lead (tonnes)	277	272	212	253	353
Zinc (tonnes)	617	1,060	645	618	962
Average metal prices realized
Gold ($ per oz.)	$ 2,956	$ 3,350	$ 3,546	$ 4,234	$ 5,098
Silver ($ per oz.)	$ 32.54	$ 34.35	$ 41.39	$ 55.06	$ 98.09
Copper ($ per tonne)	$ 9,656	$ 9,619	$ 9,690	$ 11,224	$ 13,649
Lead ($ per tonne)	$ 1,950	$ 1,887	$ 1,937	$ 1,981	$ 1,938
Zinc ($ per tonne)	$ 2,710	$ 2,607	$ 2,841	$ 3,258	$ 3,248
Gold equivalent ounces sold
Gold Ounces	859	878	1,422	1,785	1,548
Gold Equivalent Ounces from Silver	2,535	1,542	4,876	8,628	7,201
Total AuEq oz	3,394	2,420	6,298	10,413	8,749

Gold Resource Corporation

Liquidity and Capital Resources

As of March 31, 2026, working capital was $40.2 million, consisting of current assets of $57.5 million and current liabilities of $17.3 million. This represents an $8.2 million, or a 26%, increase from the working capital balance of $32.0 million as of December 31, 2025. The main factors influencing the increase in the Company’s working capital are the increase in the cash and cash equivalents balance by $6.0 million, an increase in accounts receivable by $1.8 million, and an increase in inventories by $0.5 million. The increase in cash and cash equivalents is due to the $14.9 million cash inflows from operating activities, partially offset by the cash used in investing activities of $8.8 million, as reported in the Condensed Consolidated Interim Statements of Cash Flows. The Company’s working capital balance fluctuates as it uses cash to fund its operations, financing, and investing activities, including exploration, mine development, and income taxes.

Long-term liabilities assumed with the Aquila acquisition, capital requirements to develop the Back Forty Project, and potential project financing may have an impact on liquidity in the long term. These long-term liabilities are contingent upon the approval of the Back Forty Project by the Company’s Board of Directors and securing project financing. Project financing requirements will not be determined until a Feasibility Study and permitting are completed and the Company’s Board of Directors approves a decision to proceed on the Back Forty Project. The Company’s Board of Directors continues to evaluate alternative options that could lead to the successful development of the Back Forty Project.

Of the $31.0 million cash and cash equivalents balance as of March 31, 2026, approximately $11.9 million was held in foreign subsidiaries, primarily held in U.S. dollar denominated accounts, with the remainder in foreign currencies readily convertible to U.S. dollars. DDGM’s primary source of liquidity is the sale of concentrates.

Net cash provided by operating activities for the three months ended March 31, 2026, was $14.9 million, compared to the $0.8 million net cash used by operating activities for the same period in 2025. The 1,963% increase in net cash provided by operating activities is mainly attributable to the higher production and higher net sales due to the increased metal prices in the first quarter of 2026 as compared to the same period in 2025.

Net cash used in investing activities for the three months ended March 31, 2026 and 2025 was $8.8 million and $1.3 million, respectively. The increase in investing activities reflects the Company’s commitment to renewing its aging mining equipment and increasing mine development.

Net cash used in financing activities for the three months ended March 31, 2026 was $56 thousand compared to the $5.5 million net cash provided by financing activities for the same period in 2025. The 101% decrease in net cash provided by financing activities is mainly because the Company did not utilize the ATM and did not have any registered direct offerings in 2026. Please see Note 12—Shareholders’ Equity in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and contingencies. These estimates and assumptions are inherently uncertain and involve judgments that may impact the Company’s financial position and results of operations. Management regularly evaluates these estimates based on historical experience, current conditions,

Gold Resource Corporation

and other relevant factors. Areas involving significant estimates that are considered critical to the Company’s financial condition and results of operations are discussed in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report.

There have been no material changes to the critical accounting estimates disclosed in the 2025 Annual Report. While management believes the underlying assumptions and judgments are reasonable and appropriate, actual results may differ materially due to changes in conditions or additional information that becomes available.

Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company uses the words “anticipate,” “continue,” “likely,” “estimate,” “expect,” “may,” “could,” “will,” “project,” “should,” “believe,” and similar expressions (including negative and grammatical variations) to identify forward looking statements. Such forward-looking statements include, without limitation, statements regarding:

●	The Company’s ability to satisfy its financial and contractual obligations and other potential cash requirements over the next 12 months;
●	The Company’s anticipated near-term capital requirements and potential sources of capital;
●	Expectations regarding 2026 general and administrative costs;
●	The Company’s expectations regarding whether dividends will be paid in the future;
●	Compliance with existing legal and regulatory requirements, including future asset reclamation costs;
●	The Company’s strategy for significant future investment in Oaxaca, Mexico, and in Michigan, USA, for development and exploration activities;
●	Expectations regarding capital investment, exploration spending, and general and administrative costs, including the Company’s near-term estimates for the cost of additional mining equipment, mill upgrades, and working capital;
●	The Company’s expectations regarding future grades and recoveries from mining at DDGM and its expectations regarding its ability to generate positive cash flow from future production at DDGM;
●	Future exploration plans at DDGM, including vein systems targeted for future exploration activity;
●	Estimates of Mineral Resources and Mineral Reserves;
●	The sufficiency of the Company’s water rights;
●	The Company’s expectation for the outcome of the 2015 DDGM tax audit;
●	Expectations regarding 2026 DDGM and Back Forty capital investment;
●	The expected timetable for and completion of the potential Transaction; and
●	The expected timing and success of the Back Forty Project with respect to a positive Feasibility Study, permitting, detailed engineering, project financing, and contract amendments with Osisko.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on the Company’s current beliefs, expectations, and assumptions regarding the future of its business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict, and many of which are outside of the Company’s control. The Company’s actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause the Company’s actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Risks associated with the Company’s ability to complete the proposed Transaction on the terms anticipated or at all;
●	Whether the Company is able to raise the necessary capital required to continue its business on terms acceptable to it or at all;

Gold Resource Corporation

●	The possibility of unforeseen production or processing challenges at DDGM, such as mechanical breakdowns, staffing shortages, weather events, unexpected decreases in grade, lower than anticipated production at existing mining faces, or inability or delays in the access and development of new mining faces;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Rock formations, faults and fractures, water flow and possible CO2 gas exhalation, or other unanticipated geological challenges;
●	Unexpected changes in business and economic conditions, including supply chain challenges, the rate of inflation, fuel price, and their impact on operating and capital costs;
●	Changes in interest rates and currency exchange rates;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in the Company’s operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power, and water;
●	Results of current and future Feasibility Studies;
●	Interpretation of drill hole results and the geology, grade, and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God, such as excessively wet weather, floods, earthquakes, and any other natural disasters;
●	Changes in investor perception of the Company and/or the mining industry;
●	The inherent uncertainty of Mineral Resources and Mineral Reserves estimates;
●	The Company’s internal controls over financial reporting; and
●	Such other factors are discussed below under Item 1A—Risk Factors.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

Gold Resource Corporation

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

Provisional Sales Contract Risk

The Company enters into concentrate sales contracts, which, in general, provide for a provisional payment to the Company based upon provisional assays and prices. The provisionally priced sales contracts contain an embedded derivative that is required to be separated from the host contract for accounting purposes. The host contract is the receivable from the sale of concentrates determined at the quoted metal prices at the time of shipment delivery to the customer. The embedded derivative, which does not qualify for hedge accounting, is adjusted to market through revenue each period prior to settlement. Changes in the prices of metals between the shipment delivery and the final settlement date will result in adjustments to revenues related to the sales of concentrate previously recorded upon shipment delivery. Please see Note 13—Derivatives in Item 1—Condensed Consolidated Interim Financial Statements and Notes (unaudited) above for additional information.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities

Gold Resource Corporation

and Exchange Commission, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Chief Executive Officer and the Chief Financial Officer, with assistance from management, have evaluated the effectiveness of disclosure controls and procedures as of March 31, 2026. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the quarter ended March 31, 2026.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 1A. Risk Factors

Item 1A—Risk Factors of the 2025 Annual Report includes a discussion of the Company’s known material risk factors, other than risks that could apply to any issuer or offering. Other than the below, there have been no material changes in the Company’s risk factors from those described in the 2025 Annual Report.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

Gold Resource Corporation

ITEM 4. Mine Safety Disclosures

While the Company owns an advanced exploration project in Michigan, USA, the project is not yet subject to the Mine Safety and Health Administration jurisdiction and therefore, the mine safety disclosure requirements are not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Gold Resource Corporation

ITEM 6. Exhibits

The following exhibits are filed or furnished herewith or incorporated herein by reference:

Exhibit Number	Descriptions
2.1†

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

10.1	Form of Voting and Support Agreement, dated as of January 25, 2026 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2026).
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere.
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Chet Holyoak.
32**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Allen Palmiere and Chet Holyoak.
101

The following items from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are furnished herewith, formatted in inline XBRL: (A) the following financial statements: (i) the Condensed Consolidated Interim Balance Sheets, (ii) the Condensed Consolidated Interim Statements of Operations, (iii) the Condensed Consolidated Interim Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Interim Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Interim Financial Statements; and (B) Rule 10b5-1 Trading Arrangements.

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

†

Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the SEC upon request a copy of any omitted schedule or attachment to this exhibit.

Gold Resource Corporation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD RESOURCE CORPORATION

Dated: May 7, 2026		/s/ Allen Palmiere
	By:	Allen Palmiere,
Chief Executive Officer, President and Director

Dated: May 7, 2026		/s/ Chet Holyoak
	By:	Chet Holyoak,
Chief Financial Officer

Gold Resource Corporation